Form 10-Q
period 1998-06-30
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 1998-08-14
CIK 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 1998
                           COMMISSION FILE NO 1-13038


                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           TEXAS                                       75-2531304
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


              777 Main Street, Suite 2100, Fort Worth, Texas 76102
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)


        Registrant's telephone number, including area code (817) 321-2100


--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.


                                 YES [ ] NO [X]

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                                                    PAGE
                                                                                                  ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1998 (Unaudited) and December
         31, 1997 (Audited) ...................................................................    3

         Consolidated Statements of Operations for the three and six months ended
         June 30, 1998 and 1997 (Unaudited) ...................................................    4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1998 and 1497 (Unaudited) ...................................................    5

         Notes to Financial Statements ........................................................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Historical Results of Operations .......................................   15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...........................   30

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................................   30

Item 2.  Changes in Securities ................................................................   30

Item 3.  Defaults Upon Senior Securities ......................................................   30

Item 4.  Submission of Matters to a Vote of Security Holders ..................................   30

Item 5.  Other Information ....................................................................   30

Item 6.  Exhibits and Reports on Form 8-K .....................................................   31

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                    (NOTE 1)


                                                                                     June 30,      December 31,
                                                                                       1998            1997
                                                                                   ------------    ------------
                                                                                    (unaudited)     (audited)
ASSETS:
  Investments in Real Estate:
    Land                                                                             $    392,482    $    353,374
    Land held for development or sale                                                     103,135          94,954
    Building and improvements                                                           3,521,973       2,923,097
    Furniture, fixtures and equipment                                                      58,208          51,705
    Less -  accumulated depreciation                                                     (329,192)       (278,194)
                                                                                     ------------    ------------
               Net investment in real estate                                            3,746,606       3,144,936

    Cash and cash equivalents                                                             121,050          66,063
    Restricted cash and cash equivalents                                                   28,368          41,528
    Accounts receivable, net                                                               20,746          30,049
    Deferred rent receivable                                                               55,648          39,588
    Investments in real estate mortgages and
       equity of unconsolidated companies                                                 664,765         601,770
   Notes receivable , net                                                                 145,342         159,843
   Other assets, net                                                                      131,719          99,098
                                                                                     ------------    ------------
               Total assets                                                          $  4,914,244    $  4,182,875
                                                                                     ============    ============


LIABILITIES:

   Borrowings under credit facility                                                $    610,000    $    350,000
   Notes payable                                                                      1,394,596       1,360,124
   Accounts payable, accrued expenses and other liabilities                              94,741         127,220
                                                                                   ------------    ------------
              Total liabilities                                                       2,099,337       1,837,344
                                                                                   ------------    ------------

Minority interests                                                                       27,390          28,178

COMMITMENTS AND CONTINGENCIES (Note 10):

PARTNERS' CAPITAL:
   Units of Partnership Interests issued and outstanding 67,015,498 and
     65,386,026 at June 30, 1998 and December 31, 1997:
     General partner -- outstanding 604,386 and 589,890                                   4,224           4,324
     Limited partners' -- outstanding 66,411,112 and 64,796,136                       2,783,293       2,313,029
                                                                                   ------------    ------------
              Total partners' capital                                                 2,787,517       2,317,353
                                                                                   ------------    ------------
              Total liabilities and partners' capital                              $  4,914,244    $  4,182,875
                                                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per unit data)
                                    (Note 1)


                                                               For the three months             For the six months
                                                                  ended June 30,                  ended June 30,
                                                           ----------------------------    ----------------------------
                                                                   (unaudited)                    (unaudited)
                                                               1998            1997            1998            1997
                                                           ------------    ------------    ------------    ------------
REVENUES:
   Office and retail properties                            $    137,472    $     84,904    $    263,900    $    155,319
   Hotel properties                                              12,678           8,436          25,552          17,421
   Behavioral healthcare properties                              13,824           2,142          27,647           2,142
   Interest and other income                                      5,130           3,647          13,154           5,178
                                                           ------------    ------------    ------------    ------------
          Total revenues                                        169,104          99,129         330,253         180,060
                                                           ------------    ------------    ------------    ------------

EXPENSES:
   Real estate taxes                                             17,309           9,697          33,406          17,622
   Repairs and maintenance                                        9,102           5,792          17,802          10,943
   Other rental property operating                               29,774          19,080          59,665          36,600
   Corporate general and administrative                           3,554           2,638           6,701           7,483
   Interest expense                                              37,844          16,868          72,127          31,612
   Amortization of deferred financing costs                       1,110             571           2,250           1,220
   Depreciation and amortization                                 28,250          16,339          54,832          30,291
                                                           ------------    ------------    ------------    ------------
          Total expenses                                        126,943          70,985         246,783         135,771
                                                           ------------    ------------    ------------    ------------

         Operating income                                        42,161          28,144          83,470          44,289

OTHER INCOME:
   Equity in net income of unconsolidated
     companies                                                    6,117           1,042          11,962           5,142
                                                           ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY INTERESTS                                 48,278          29,186          95,432          49,431
Minority interests                                                 (407)           (386)           (807)           (802)
                                                           ------------    ------------    ------------    ------------

NET INCOME                                                 $     47,871    $     28,800    $     94,625    $     48,629
PREFERRED DISTRIBUTIONS                                          (3,375)             --          (4,950)             --
                                                           ------------    ------------    ------------    ------------

NET INCOME APPLICABLE TO PARTNERS'                         $     44,496    $     28,800    $     89,675    $     48,629
                                                           ============    ============    ============    ============

PER UNIT OF PARTNERSHIP INTEREST DATA:
   Net income - Basic                                      $       0.67    $       0.56    $       1.36    $       1.04
                                                           ============    ============    ============    ============

   Net income - Diluted                                    $       0.64    $       0.54    $       1.31    $        .99
                                                           ============    ============    ============    ============


WEIGHTED AVERAGE UNIT OF PARTNERSHIP INTERESTS - BASIC       66,386,580      51,428,806      65,961,444      47,134,723
                                                           ============    ============    ============    ============

WEIGHTED AVERAGE UNIT OF PARTNERSHIP INTERESTS - DILUTED     68,683,790      53,143,434      68,281,918      48,881,102
                                                           ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                 (NOTE 1 AND 3)




                                                                                  For the six months
                                                                                     ended June 30,
                                                                              ----------------------------
                                                                                      (unaudited)
                                                                                  1998            1997
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $     94,625    $     48,629
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                                                 57,082          31,511
      Minority interests                                                               807             802
      Non-cash compensation                                                            135             131
      Equity in earnings net of distributions
        received from unconsolidated companies                                         441            (390)
      Decrease (increase) in accounts receivable                                     9,303          (1,995)
      Increase in deferred rent receivable                                         (16,060)         (7,049)
      Increase in other assets                                                     (25,716)        (23,130)
      Decrease in restricted cash and cash equivalents                              13,185           9,549
      (Decrease) increase in accounts payable, accrued
        expenses and other liabilities                                             (32,479)         13,744
                                                                              ------------    ------------
          Net cash provided by operating activities                                101,323          71,802
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of investment properties                                        (582,036)       (876,903)
      Development of investment properties                                         (11,498)             --
      Capital expenditures - rental properties                                     (24,930)         (8,169)
      Tenant improvement and leasing costs - rental properties                     (34,316)        (18,519)
      Increase in restricted cash and cash equivalents                                 (25)         (1,096)
      Investment in unconsolidated companies                                       (51,986)        (19,598)
      Escrow deposits - acquisition of investment properties                        (2,160)         (5,665)
      Decrease (increase) in notes receivable                                       14,501         (94,629)

                                                                              ------------    ------------
          Net cash used in investing activities                                   (692,450)     (1,024,579)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs                                                          (2,293)         (2,948)
      Borrowings under credit facility                                             532,150         430,700
      Payments under credit facility                                              (272,150)       (131,000)
      Debt proceeds                                                                205,034         315,174
      Debt payments                                                               (170,562)       (150,186)
      Capital distributions - joint venture partner                                 (1,596)         (1,698)
      Capital contributions to the Operating Partnership                           460,143         593,997
      Distribution of Crescent Operating, Inc. shares to
        limited partners of the Operating Partnership                                   --         (11,907)
      Distributions from the Operating Partnership                                (104,612)        (59,576)
                                                                              ------------    ------------
          Net cash provided by financing activities                                646,114         982,556
                                                                              ------------    ------------


INCREASE IN CASH AND CASH EQUIVALENTS                                               54,987          29,779
CASH AND CASH EQUIVALENTS,
      Beginning of period                                                           66,063          25,535
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS,
      End of period                                                           $    121,050    $     55,314
                                                                              ============    ============


   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)



1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP," together with its direct and indirect interests in limited partnerships, the "Operating Partnership") was formed under the terms of the Limited Partnership Agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("CREE, Ltd.") which owns an approximate 1% general partner interest (equivalent, for purposes of this presentation, to 604,386 units of partnership interest) in the Operating Partnership. In addition, the Company owns an approximate 89% limited partner interest (equivalent, for purposes of this presentation, to 59,834,261 units of partnership interest) in the Operating Partnership, with the remaining approximate 10% limited partner interest (equivalent, for purposes of this presentation, to 6,576,851 units of partnership interest) held by other partners. The Operating Partnership owns substantially all of the economic interest directly or indirectly of seven single purpose limited partnerships (all formed for the purpose of obtaining securitized debt). The term "Operating Partnership" includes, unless the context otherwise requires, CREELP and the other limited partnerships ("subsidiaries") of CREELP.

         As of June 30, 1998, the Operating Partnership directly or indirectly owned a portfolio of real estate assets (the "Properties") located primarily in 17 metropolitan submarkets in Texas. The Properties include 89 office properties (the "Office Properties") with an aggregate of approximately 31.8 million net rentable square feet (including pending investments, see Note 8, the Office Properties would include an additional 10 properties with an aggregate of 2.6 million net rentable square feet), 89 behavioral healthcare properties (the "Behavioral Healthcare Properties"), seven full-service hotels with a total of 2,276 rooms and two destination health and fitness resorts that can accommodate up to 452 guests daily (the "Hotel Properties"), real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own interests in 13 residential development properties (the "Residential Development Properties"), and seven retail properties (the "Retail Properties") with an aggregate of approximately .8 million net rentable square feet. In addition, the Operating Partnership owns an indirect 38% interest in each of two corporations (collectively referred to as the "Refrigerated Storage Corporations"), that, as of June 30, 1998, owned or operated 89 refrigerated storage properties with an aggregate of approximately 419 million cubic feet (the "Refrigerated Storage Properties"). On July 1, 1998, one of the Refrigerated Storage Corporations acquired an additional five refrigerated storage properties with an aggregate of approximately 61 million cubic feet. The Operating Partnership also has a 42.5% partnership interest in a partnership whose primary holdings consist of a 364-room executive conference center and general partner interests ranging from one to 50%, in additional office, retail, multi-family and industrial properties.

         The following table sets forth, by subsidiary, the Properties owned by such subsidiary as of June 30, 1998:


Operating Partnership:          62 Office Properties, six Hotel Properties and five Retail Properties

Crescent Real Estate            The Aberdeen, The Avallon, Caltex House, The Citadel, Continental Plaza, The Crescent Atrium,
Funding I, L.P.:                The Crescent Office Towers, Regency Plaza One, and Waterside Commons
("Funding I")

Crescent Real Estate            Albuquerque Plaza, Barton Oaks Plaza One, Briargate Office and Research Center, Hyatt Regency
Funding II, L.P.:               Albuquerque, Hyatt Regency Beaver Creek, Las Colinas Plaza, Liberty Plaza I & II, MacArthur
("Funding II")                  Center I & II, Ptarmigan Place, Stanford Corporate Centre, Two Renaissance Square, and 12404
                                Park Central

Crescent Real Estate            Greenway Plaza Portfolio(1)
Funding III, IV, and V, L.P.:
("Funding III, IV and V")

Crescent Real Estate            Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate            Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

----------

(1) Funding III owns the Greenway Plaza Portfolio, except for the central heated and chilled water plant building and Coastal Tower Office property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997.

         Certain reclassifications have been made to previously reported amounts to conform with current presentation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. This pronouncement is effective March 19, 1998, and has no material impact on the Operating Partnership's financial statements.

         In May 1998, the EITF issued EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods", which provides that the lessor should defer recognition of contingent rental income in interim periods until the specified target that triggers the contingent rental income is achieved. This pronouncement is effective May 22, 1998, and has no material impact on the Operating Partnership's financial statements.

         In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and has no material impact on the Operating Partnership's financial statements.

3.   SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

                                                                              Six months ended
                                                                                 June 30,
                                                                             -----------------
                                                                               1998      1997
                                                                             -------   -------
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:

        Interest paid                                                        $70,834   $30,648

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
      AND FINANCING ACTIVITIES:

       Issuance of limited partnership interests in the Operating
         Partnership in settlement of obligation                             $ 8,522   $    --
       Issuance of limited partnership interests in the Operating
         Partnership in conjunction with investments                         $11,450   $    --

4.   INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
     COMPANIES:

     The Operating Partnership reports its share of income and losses based on its ownership interest in the respective equity investments. The following summarized information for all unconsolidated companies has been presented on an aggregated basis and classified under the captions "Residential Development Corporations" and "Refrigerated Storage Corporations and Other," as applicable, as of June 30, 1998.

BALANCE SHEET AT JUNE 30, 1998:                                   REFRIGERATED
                                                 RESIDENTIAL        STORAGE
                                                 DEVELOPMENT      CORPORATIONS
                                                 CORPORATIONS      AND OTHER
                                                --------------   --------------
Real estate, net                                $      601,466   $    1,746,196
Cash                                                    30,960           40,674
Other assets                                           119,937          391,786
                                                --------------   --------------
    Total Assets                                $      752,363   $    2,178,656
                                                ==============   ==============

Notes payable                                   $      292,414   $      895,829
Notes payable to the Company                           192,985               --
Other liabilities                                       75,877          475,982
Equity                                                 191,087          806,845
                                                --------------   --------------
     Total Liabilities and Equity               $      752,363   $    2,178,656
                                                ==============   ==============

Operating Partnership's investment in
     real estate mortgages and equity of
     unconsolidated companies                   $      297,687   $      367,078
                                                ==============   ==============

SUMMARY STATEMENTS OF OPERATIONS:                  FOR THE SIX MONTHS ENDED
                                                         JUNE 30, 1998
                                                -------------------------------
                                                                   REFRIGERATED
                                                 RESIDENTIAL        STORAGE
                                                 DEVELOPMENT      CORPORATIONS
                                                 CORPORATIONS      AND OTHER
                                                --------------   --------------
Total revenues                                  $      158,708   $      276,226
Total expenses                                         137,485          275,782
                                                --------------   --------------
Net income                                      $       21,223   $          444
                                                ==============   ==============
Operating Partnership's equity in net of
   unconsolidated companies                     $       11,825   $          137
                                                ==============   ==============


   On June 1, 1998, one of the Refrigerated Storage Corporations acquired nine refrigerated storage properties from Freezer Services, Inc. for approximately $134,000. On July 1, 1998, one of the Refrigerated Storage Corporations acquired five refrigerated storage properties from Carmar Group for approximately $158,000. These properties contain approximately 90 million cubic feet of refrigerated storage space.

     In April 1998, the Refrigerated Storage Corporations refinanced $607,000 of secured and unsecured debt with a weighted average rate of approximately 12%, with a $550,000 non-recourse, ten-year loan secured by 58 Refrigerated Storage Properties with an interest rate of 6.89%.

5.   NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

Following is a summary of the Operating Partnership's debt financing:                       June 30, 1998
                                                                                            -------------
SECURED DEBT

LaSalle Note I bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a
25-year amortization schedule through maturity in August 2027(1), secured by the
Funding I properties .....................................................................   $      239,000


LaSalle Note II bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028(2), secured by the Funding
II properties ............................................................................          161,000

LaSalle Note III due July 1999, bears interest at 30-day LIBOR plus a weighted average rate of 2.135% (at June 30, 1998 the rate was 7.79% subject to a rate cap of 10%) with a five-year interest-only term, secured by the Funding III, IV
and V properties..........................................................................          115,000

Chase Manhattan Note due September 2001, bears interest at 30-day LIBOR plus 175 basis points (at June 30, 1998 the rate was 7.41%), and requires payments of
interest only during its term, secured by the Fountain Place Office Property .............           97,123

CIGNA Note due December 2002, bears interest at 7.47% with a seven-year interest-only term, secured by the MCI Tower Office Property and Denver
Marriott City Center Hotel Property ......................................................           63,500

                                                                                             June 30, 1998
                                                                                             --------------
Metropolitan Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization
schedule, secured by the Energy Centre Office Property ...................................           44,716

Metropolitan Life Note III due December 1999, bears interest at 7.74% and requires monthly payments of interest only based on a 25-year amortization
schedule, secured by the Datran Center Office Property ...................................           40,000

Northwestern Note due January 2003, bears interest at 7.65% with a seven-year
interest-only term, secured by the 301 Congress Avenue Office Property ...................           26,000

Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization
schedule, secured by five of The Woodlands Office Properties .............................           11,948


Nomura Funding VI Note bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through July 2020(3),
secured by the Funding VI property .......................................................            8,649

Metropolitan Life Note IV due December 1999, bears interest at 7.11% with monthly principal and interest payments based on a 25-year amortization
schedule, secured by the Datran Center Office Property ...................................            6,890


Rigney Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization schedule, secured by a
parcel of land ...........................................................................              770


UNSECURED DEBT

Line of Credit with BankBoston, N.A. ("BankBoston") ("Credit Facility") (see
description of Credit Facility below) ....................................................          610,000

Short-term BankBoston Note due July 1998, bears interest at Eurodollar rate plus
120 basis points (at June 30, 1998, the rate was 6.83%)(4) ...............................           80,000

Short-term BankBoston Note II due August 1998, bears interest at Eurodollar rate
plus 120 basis points (at June 30, 1998, the rate was 6.83%) .............................          100,000

2007 Notes bear interest at a fixed rate of 7.13% with a ten-year interest-only
term, due September 2007(5) ..............................................................          250,000

2002 Notes bear interest at a fixed rate of 6.63% with a five-year interest-only
term, due September 2002(5) ..............................................................          150,000
                                                                                             --------------

Total Notes Payable ......................................................................   $    2,004,596
                                                                                             ==============

-------------------

(1) In August 2007, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,000.

(2) In March 2006, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,000.

(3) Beginning in July 1998, the Operating Partnership has the option to defease the note by purchasing Treasury obligations to pay the note without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty.

(4)  Repaid on July 1, 1998 with a borrowing under the Credit Facility.

(5) The interest rates on the Notes were subject to temporary increase by 50 basis points in the event that a registered offer to exchange the Notes for notes of the Operating Partnership with terms identical in all material respects to the Notes was not consummated or a shelf registration statement with respect to the resale of the Notes was not declared effective by the Securities and Exchange Commission (the "SEC") on or before March 21, 1998. The interest rates on the Notes were temporarily increased by 50 basis points, since the exchange offer was not completed by March 21, 1998. The interest rates on the Notes returned to the original rates in July 1998, when the registered offer to exchange the Notes became effective. As of July 2, 1998, all of the Notes had been exchanged. The interest rates on the Notes are also subject to adjustment in the event that the Notes are assigned a rating that is not an investment grade rating, do not continue to be assigned a rating or are not assigned a rating by certain rating agencies. In September 1997, the Notes received a Baa3 rating (investment grade) from Moody's Investors Service, Inc. ("Moody's"). On July 28, 1998, the Notes received a BB+ rating (one notch below investment grade) from Standard & Poor's ("S&P"). Since the Notes are split rated, the interest rates on the Notes increased 37.5 basis points on July 28, 1998. Should the Notes become investment grade rated from both Moody's and S&P by September 22, 1998, the 37.5 basis point increase would be eliminated.

CREDIT FACILITY

     On June 30, 1998, the Credit Facility was increased to $850,000 (currently limited to $750,000 of borrowing capacity, subject to increase based upon certain events) to enhance the Operating Partnership's financial flexibility in making new real estate investments. The interest rate on advances under the Credit Facility is the Eurodollar rate plus 120 basis points. The Credit Facility is unsecured and expires in June 2000. The Credit Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, and a minimum net worth requirement. As of June 30, 1998, the Operating Partnership was in compliance with all covenants. As of June 30, 1998, the interest rate was 6.83% and $140,000 was available under the Credit Facility.

6. PARTNER'S CAPITAL:

COMMON SHARES OFFERING

     On April 23, 1998, the Company completed an offering of 1,365,138 common shares at $32.27 per share (the "Unit Investment Trust Offering") to Merrill Lynch & Co. Net proceeds contributed to the Operating Partnership from the Unit Investment Trust Offering were approximately $43,959. The net proceeds were used by the Operating Partnership to reduce borrowings outstanding under the Credit Facility.

PREFERRED SHARES OFFERINGS

     On February 19, 1998, the Company completed an offering (the "February 1998 Preferred Offering") of 8,000,000 shares of 6 3/4% Series A convertible cumulative preferred shares (the "Series A Preferred Shares") with a liquidation preference of $25 per share. Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common share per Series A Preferred Share), subject to adjustment in certain circumstances. Net proceeds contributed to the Operating Partnership from the February 1998 Preferred Offering after underwriting discounts of $8,000 and other offering costs of $750 were approximately $191,250. The net proceeds from the February 1998 Preferred Offering were used by the Operating Partnership to repay borrowings under the Credit Facility. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears commencing on May 15, 1998.

     On June 29, 1998, the Company completed an offering (the "June 1998 Preferred Offering") of 6,948,734 shares of Series B convertible preferred shares with a liquidation preference of $32.38 per share (the "Series B Preferred Shares") in an aggregate principal amount of approximately $225,000. The Series B Preferred Shares will have equal priority with the Series A Preferred Shares. Holders of the Series B Preferred Shares will not be entitled to regular quarterly cash dividends but will be entitled to receive certain extraordinary cash dividends, and stock and other non-cash dividends, excluding dividends of common shares of the Company, that may be made from time to time to the common shareholders. On June 30, 2001, the Series B Preferred Shares will convert automatically into the common shares of the Company at a conversion rate which is calculated based on a comparison of the investment return produced by the common shares of the Company and the investment return of a portfolio of equity REITs as computed by the National Association of Real Estate Investment Trusts ("NAREIT Return"). The Series B Preferred Shares will also be convertible, at the option of the holder thereof, at any time from and after June 30, 2000 or upon the occurrence of certain events. Net proceeds contributed to the Operating Partnership from the June 1998 Preferred Offering after offering costs of $250 were approximately $224,750. The net proceeds from the June 1998 Preferred Offering were used by the Operating Partnership to repay approximately $170,000 of the amounts outstanding under the Operating Partnership's short-term BankBoston Note, and to make an indirect investment of approximately $54,750 in five additional refrigerated storage properties. The Operating Partnership will estimate the quarterly non-cash dividends, for the purpose of calculating net income applicable to partners, based on the NAREIT Return. This non-cash dividend will be recorded as an adjustment to retained earnings and partners' capital.

DISTRIBUTIONS

     On February 3, 1998, the Operating Partnership paid a cash distribution of $49,697 to its partners.

     On May 5, 1998, the Operating Partnership paid a cash distribution of $49,965 to its partners.

     On May 15, 1998, the Operating Partnership paid a cash distribution of $3,264 to its partners. The initial quarterly distribution was prorated from the share issue date (February 19, 1998) to May 15, 1998, for the Series A Preferred Shares.

7.   INVESTMENTS:

         During the six months ended June 30, 1998, the Operating Partnership acquired the following Properties from unrelated third parties. The Properties are owned in fee simple or pursuant to a lessee's interest under a ground lease. The Operating Partnership funded these acquisitions through borrowings under the Credit Facility and borrowings under the BankBoston Note.


                                                                                                                      Office
                                                                                                                     Property
                                                                                                                        Net
                                                      Operating                                                       Rentable
                                                     Partnership's                       Hotel                          Area
  Property Name       Acq. Date    City, State        Ownership %        Acq. Price      Rooms       Apartments     (In Sq. Ft.)
  -------------       ---------    -----------        -----------        ----------      -----       ----------     ------------
Austin Centre/Omni
   Austin Hotel        1/23/98     Austin, TX              100           $   96,400      314            61             344,000
Post Oak Central       2/13/98     Houston, TX             100           $  155,250      N/A            N/A          1,278,000
Washington Harbour     2/25/98     Washington, D.C.        100           $  161,000      N/A            N/A            536,000
Datran Center           5/1/98     Miami, FL               100           $   70,550      N/A            N/A            472,000
BP Plaza               6/30/98     Houston, TX             100           $   83,000      N/A            N/A            561,000



8.   PENDING INVESTMENTS:

         During the month of June, the Operating Partnership entered into agreements and related amendments to acquire fee simple title to the office properties/complexes of Woodfield Corporate Center, Two Town Center and 6701 Tower (collectively referred to as the "Prudential Portfolio") from unrelated third parties that include The Prudential Insurance Company of America, for an aggregate purchase price of approximately $464,600. Completion of the investments are scheduled to occur in third quarter 1998, subject to various closing conditions.

                                                                      Office
                                                                     Property
                                                 Operating             Net
                                                Partnership's        Rentable
                                                  Intended             Area
  Property Name               City, State        Ownership %       (In Sq. Ft.)
  -------------               -----------        -----------       ------------
Woodfield Corporate Center    Chicago, IL            100             1,628,000
Two Town Center               Costa Mesa, CA         100               732,000
6701 Tower                    Los Angeles, CA        100               321,000

 9.  PRO FORMA FINANCIAL INFORMATION:

         The pro forma financial information for the six months ended June 30, 1998 assumes the completion, in each case as of January 1, 1998, of (i) the February 1998 Preferred Offering; (ii) the Unit Investment Trust Offering, (iii) the June 1998 Preferred Offering; (iv) the 1998 completed investments (see Note
7), pending investments (see Note 8), subsequent events (see Note 11), and related financing and share and unit issuances. Pro Forma information assumes as of January 1, 1998, all offering proceeds were used for repayment of indebtedness incurred for investments.

                                                      For the six months ended
                                                            June 30, 1998
                                                      ------------------------
             Total revenues                                    $367,686
             Operating income                                  $ 74,468
             Income before minority interests                  $ 89,937

             Net income applicable to
             partners                                          $ 82,380

             Per unit of partner interest data:
               Net income - Basic                              $   1.20
               Net income - Diluted                            $   1.11


         The pro forma operating results combine the Operating Partnership's consolidated historical statement of operations for the six months ended June 30, 1998 with the following adjustments:

         (i) Adjustment to rental income and operating expenses for the 1998 acquired and pending office properties

         (ii) Adjustment to depreciation based on acquisition price associated with the 1998 acquired and pending office and hotel properties

         (iii) Adjustment to rental income for the 1998 acquired hotel property to reflect the lease payment (base rent and percentage rent) from the hotel lessee to the Operating Partnership as calculated by applying the rent provisions (as defined in the lease agreement) to the historical revenues of the hotel property

         (iv) Adjustment to equity in net income of unconsolidated companies for the Refrigerated Storage Corporations 1998 acquired Refrigerated Storage Properties

         (v) Adjustment to equity in net income of unconsolidated companies for the pending investment in Tower Realty Trust (see Note 11)

         (vi) Adjustment to increase interest expense as a result of interest costs for long and short-term financing for investments

         (vii) Adjustment to reflect prorated preferred dividends in connection with the February 1998 Preferred Offering

         These pro forma amounts are not necessarily indicative of what the actual financial position or results of operations of the Operating Partnership would have been assuming the above investments had been consummated as of the beginning of the period, nor do they purport to represent the future financial position or results of operations of the Operating Partnership.

10.  COMMITMENTS AND CONTINGENCIES:

         The Company is a party to an Agreement and Plan of Merger, dated January 16, 1998, as amended (the "Merger Agreement"), between the Company and Station Casinos, Inc. ("Station"). Pursuant to the Merger Agreement, Station would merge with and into the Company (the "Merger"). On July 27, 1998, Station canceled its joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger. Station and the Company have since become involved in litigation relating to the Merger Agreement. Each of Station and the Company are seeking damages from the other and declaratory relief. In addition, the action by Station seeks, among other matters, an order of specific performance requiring the Company to purchase $115,000 of a class of Station's redeemable preferred stock.

         The Company believes that Station's claims are without merit and intends to contest the claims vigorously. As with any litigation, however, it is not possible to predict the resolution of the pending actions. The Company believes, however, that the pending action will not have a material adverse effect on the Company's financial condition or results of operations.

11.  SUBSEQUENT EVENTS:

         On August 4, 1998, the Operating Partnership paid a cash distribution of $50,908 to its partners.

         On July 9, 1998, the Company announced that, together with Reckson Associates Realty Corporation, ("Reckson"), it had entered into an agreement to acquire Tower Realty Trust ("Tower") for approximately $733 million of cash and common shares of the Company and Reckson, and assumption of debt. The Company's estimated funding requirement consisting of cash and common shares is anticipated to be $168,400. The acquiring entity ("Metropolitan Partners"), which will be newly formed, will be owned equally by the Operating Partnership and the Reckson operating partnership. Tower owns 2.3 million square feet of office building space in New York City, New York and 2.0 million square feet in Phoenix, Arizona and Orlando, Florida. The Operating Partnership will account for its investment in Metropolitan Partners under the equity method.

         On July 21, 1998, the Operating Partnership declared a cash distribution of $.422 per share for the Series A Preferred Shares. The dividend is payable August 14, 1998, to shareholders of record on July 31, 1998.

         On August 7, 1998, the Company notified Station that it was exercising its termination rights under the Merger Agreement based on Station's alleged material breaches of the Merger Agreement. Under the Merger Agreement, the Company has the right to terminate the Merger Agreement if a material breach by the other party is not cured within 10 business days after notice. As described in Note 10, Station and the Company are currently involved in litigation relating to the Merger Agreement. As a result of these developments, the Company has stated that it no longer considers the Merger to be probable and intends to cancel its previously announced common share rights offerings and the increase in quarterly dividend to $.63 per common share, which were dependent on the consummation of the Merger. The Company's board of trust managers will conduct its regular annual evaluation of the Company's dividend policy in September 1998. In addition, the Company has stated that it does not intend to proceed with the formation of a new partnership that would have owned the real estate assets acquired from Station and invested in casinos, gaming properties and other real estate properties.

         On August 11, 1998, affiliates of Union Bank, AG and the Company exercised the right provided under the forward share purchase agreement dated August 12, 1997 to extend the term of the agreement for one year. In connection with the exercise of the right to extend the forward share purchase agreement, the Company paid a fee of approximately $3.0 million to one of the Union Bank affiliates. Under the forward share purchase agreement, the Company has agreed to purchase 4,700,000 common shares from such Union Bank affiliate by August 12, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND HISTORICAL RESULTS OF OPERATIONS

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal and recurring nature. The information herein should be read in conjunction with the more detailed information contained in the Operating Partnership's Registration Statement on Form S-4 (File No. 333-57945), which includes information for the year ended December 31, 1997. Capitalized terms used but not otherwise defined therein, shall have the meanings ascribed to those terms in the footnotes to the financial statements.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Operating Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are set forth in the Company's Current Report on Form 8-K/A dated April 17, 1998 and filed August 13, 1998 and include the following: changes in real estate conditions (including rental rates and competing properties) or industries in which the Operating Partnership's principal tenants compete; changes in general economic conditions; the ability to identify acquisitions and investment opportunities meeting the Operating Partnership's investment strategy; timely leasing of unoccupied square footage; timely releasing of occupied square footage upon expiration; the Operating Partnership's ability to generate revenues sufficient to meet debt service payments and other operating expenses; the Operating Partnership's inability to control the management and operation of its residential development properties, its tenants and the businesses associated with its investment in refrigerated storage properties; financing risks, such as the availability of funds sufficient to service existing debt, changes in interest rates associated with its variable rate debt, the availability of equity and debt financing terms acceptable to the Operating Partnership, the possibility that the Operating Partnership's outstanding debt (which requires so-called "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Operating Partnership and the fact that interest rates under the Credit Facility and certain of the Operating Partnership's other financing arrangements may increase; the existence of complex regulations relating to the Company's status as a real estate investment trust and the adverse consequences of the failure to qualify as such; risks related to certain ongoing litigation between the Company and Station relating to termination of a proposed merger agreement and other risks detailed from time to time in the Operating Partnership and Company's filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Operating Partnership undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Total revenues increased approximately $70.0 million, or 70.6%, to $169.1 million for the three months ended June 30, 1998, as compared to $99.1 million for the three months ended June 30, 1997. An increase in Office and Retail Property revenues of $52.6 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998, which resulted in $13.1 million of incremental revenues; (ii) the acquisition of 26 Office Properties and one Retail Property in 1997 which resulted in $31.6 million of incremental revenues; and (iii) an increase in Office and Retail Property revenues of $7.9 million from the properties owned as of January 1, 1997, which is primarily due to rental rate and occupancy increases at these Properties. The increase in Hotel Property revenues of $4.2 million is primarily attributable to $3.4 million from three full-service Hotel Properties acquired subsequent to January 1, 1997. The increase in Behavioral Healthcare Property revenues of $11.7 million is attributable to the acquisition of the Properties in June 1997. The increase in interest and other income of $1.5 million for the three months ended June 30, 1998, is primarily attributable to the $104.7 million increase in notes receivable as a result of the May 1997 acquisition of certain notes included in the Carter-Crowley portfolio, and the loans to Crescent Operating, Inc. ("COI").

         Total expenses increased $55.9 million, or 78.7%, to $126.9 million for the three months ended June 30, 1998, as compared to $71.0 million for the three months ended June 30, 1997. An increase in rental property operating expenses of $21.6 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998, which resulted in $4.8 million of incremental expenses, (ii) the acquisition of 26 Office Properties and one Retail Property in 1997 which resulted in $14.5 million of incremental expenses; and (iii) an increase in expenses of $2.3 million from the Office and Retail Properties owned as of January 1, 1997, which is primarily due to occupancy increases at these Properties. Depreciation and amortization increased $11.9 million primarily due to the acquisitions of Office, Retail, Hotel and Behavioral Healthcare Properties. An increase in interest expense of $21.0 million is primarily attributable to: (i) $7.5 million of interest payable under the Notes due 2002 and Notes due 2007, which were issued in a private offering in September 1997;
(ii) $1.8 million of interest payable under the Chase Manhattan Note, which was assumed in connection with the acquisition of Fountain Place in November 1997;
(iii) $1.7 million of interest payable on the BankBoston Note II which the Operating Partnership entered into in August 1997; (iv) $.8 million of interest payable under the Metropolitan Life Note I, which was assumed in connection with the acquisition of Energy Center in December 1997; and (v) $9.1 million of incremental interest payable due to draws under the Credit Facility and short-term borrowings with BankBoston (average balance outstanding for second quarter 1998 and 1997 was $759.2 million and $211.1 million, respectively), all of which financing arrangements were used to fund investments and working capital.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Total revenues increased approximately $150.2 million, or 83.4%, to $330.3 million for the six months ended June 30, 1998, as compared to $180.1 million for the six months ended June 30, 1997. An increase in Office and Retail Property revenues of $108.6 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998 which resulted in $18.8 million of incremental revenues; (ii) the acquisition of 26 Office Properties and one Retail Property in 1997, which resulted in $74.7 million of incremental revenues; and (iii) an increase in Office and Retail Property revenues of $15.1 million from Properties owned as of January 1, 1997, which is primarily due to rental rate and occupancy increases at these Properties. The increase in Hotel Property revenues of $8.1 million is primarily attributable to the acquisition of three full-service Hotel Properties subsequent to January 1, 1997, which resulted in $6.7 million of incremental revenues. The increase in Behavioral Healthcare Property revenues of $25.5 is attributable to the acquisition of the Properties in June 1997. The increase in interest and other income of $8.0 million for the six months ended June 30, 1998, is primarily attributable to the sale of marketable securities and the $104.7 million increase in notes receivable as a result of the May 1997 acquisition of certain notes included in the Carter-Crowley portfolio, and the loans to COI.

         Total expenses increased $111.0 million, or 81.7%, to $246.8 million for the six months ended June 30, 1998, as compared to $135.8 million for the six months ended June 30, 1997. An increase in rental property operating expenses of $45.7 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998 which resulted in $6.7 million of incremental expenses; (ii) the acquisition of 26 Office Properties and one Retail Property in 1997, which resulted in $35.6 million of incremental expenses; and (iii) an increase in Office and Retail Property expenses of $3.4 million from Properties owned as of January 1, 1997, which is primarily due to occupancy increases at these Properties. Depreciation and amortization increased $24.5 million primarily due to the acquisitions of Office, Retail, Hotel and the Behavioral Healthcare Properties. An increase in interest expense of $40.5 million is primarily attributable to: (i) $14.6 million of interest payable under the Notes due 2002 and Notes due 2007, which were issued in a private offering in September 1997 ; (ii) $3.6 million of interest payable under the Chase Manhattan Note, which was assumed in connection with the acquisition of Fountain Place in November 1997; (iii) $3.4 million of interest payable on the BankBoston Note II, which the Operating Partnership entered into in August 1997; (iv) $1.5 million of interest payable under the Metropolitan Life Note I, which was assumed in connection with the acquisition of Energy Center in December 1997; and (v) $17.4 million of incremental interest payable due to draws under the Credit Facility and short-term borrowings with BankBoston (average balance outstanding for six months ended June 30, 1998 and 1997 was $680.7 million and $200.4 million, respectively), all of which financing arrangements were used to fund investments and working capital.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $121.1 million and $66.1 million at June 30, 1998 and December 31, 1997, respectively. The increase is attributable to $646.1 million and $101.3 million of cash provided by financing and operating activities, respectively, offset by $692.5 million used in investing activities. The Operating Partnership's inflow of cash provided by financing activities is primarily attributable to net borrowings under the Credit Facility ($260.0 million), net borrowings under the BankBoston Note ($34.5 million), and capital contributions to the Operating Partnership ($460.1 million). The inflow from cash provided by financing activities was partially offset by distributions paid to general and limited partners of the Operating Partnership ($104.6 million). The inflow from operating activities is primarily attributable to property operations, but is partially offset by the decrease in accounts payable due to the payment of real estate taxes and increased investment in marketable securities. The Operating Partnership utilized $692.5 million of cash flow primarily in the following investing activities: (i) the acquisition of nine Office Properties and one Hotel Property ($582.0 million);
(ii) recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties ($34.3 million); (iii) capital expenditures for rental properties ($24.9 million) primarily attributable to non-recoverable building improvements for the Office and Retail Properties, and replacement of furniture, fixtures and equipment for the Hotel Properties; (iv) development of investment properties ($11.5 million); and (v) increased investment in unconsolidated companies ($52.0 million), which is primarily attributable to the additional investment in the Refrigerated Storage Corporations which included the acquisition of nine additional Refrigerated Storage Properties ($66.6 million) offset by distributions from the Residential Development Corporations. The outflow of cash used in investing activities was partially offset by a decrease in notes receivable ($14.5 million) which is primarily due to the repayment of a mortgage note secured by an office property.

         On February 19, 1998, the Company completed an offering (the "February 1998 Preferred Offering") of 8,000,000 shares of 6 3/4% Series A convertible cumulative preferred shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share. Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. Net proceeds contributed to the Operating Partnership from the February 1998 Preferred Offering after underwriting discounts of $8.0 million and other offering costs of approximately $.8 million were approximately $191.3 million. The net proceeds from the February 1998 Preferred Offering were used by the Operating Partnership to repay borrowings under the Credit Facility. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears commencing on May 15, 1998. The dividend represents an annualized dividend of $1.69 per share, or $.42 per share quarterly.

         On April 23, 1998, the Company completed an offering of 1,365,138 common shares at $32.27 per share to Merrill Lynch & Co. Net proceeds to the Operating Partnership from the Unit Investment Trust Offering were approximately $44.0 million. The net proceeds were used by the Operating Partnership to reduce borrowings outstanding under the Credit Facility.

         On June 29, 1998, the Company completed the June 1998 Preferred Offering of 6,948,734 Series B Preferred Shares with a liquidation preference of $32.38 per share in an aggregate principal amount of approximately $225 million. The Series B Preferred Shares have equal priority with the Series A Preferred Shares. Holders of the Series B Preferred Shares will not be entitled to regular quarterly cash dividends, but will be entitled to receive certain extraordinary cash dividends, and stock and other non-cash dividends, excluding dividends of common shares of the Company, that may be made from time to time to the common shareholders. On June 30, 2001, the Series B Preferred Shares will convert automatically into the Company's common shares at a conversion rate which is calculated based on a comparison of the investment return produced by the common shares of the Company and the NAREIT Return. The Series B Preferred Shares will also be convertible, at the option of the holder thereof, at any time from and after June 30, 2000 or upon the occurrence of certain events. Net proceeds contributed to the Operating Partnership from the June 1998 Preferred Offering after offering costs of $.2 million were approximately $224.8 million. The net proceeds from the June 1998 Preferred Offering were used by the Operating Partnership to repay approximately $170.0 million of the amounts outstanding under the Operating Partnership's short-term BankBoston Note, and to make an indirect investment of approximately $54.8 million in five additional refrigerated storage properties. The Operating Partnership will estimate quarterly non-cash dividends, for purposes of calculating net income applicable to partners', based on the NAREIT Return. This non-cash dividend will be recorded as an adjustment to retained earnings and partners' capital.

         On February 20, 1998 and June 25, 1998, the Company issued an additional 525,000 common shares and 759,254 common shares, respectively, to Merrill Lynch International as a result of the decline in market price of the common shares from the date of issuance on December 12, 1997 through, respectively, February 12, 1998 and June 12, 1998. The issuance of these shares did not have a material impact on the Operating Partnership's net income per unit share or net book value per unit.

         On August 11, 1998, affiliates of Union Bank, AG and the Company exercised the right provided under the forward share purchase agreement dated August 12, 1997 to extend the term of the agreement for one year. In connection with the exercise of the right to extend the forward share purchase agreement, the Company paid a fee of approximately $3.0 million to one of the Union Bank affiliates. Under the forward share purchase agreement, the Company has agreed to purchase 4,700,000 common shares from such Union Bank affiliate by August 12, 1999.

         The Company is a party to the Merger Agreement, between the Company and Station. Pursuant to the Merger Agreement, Station would merge with and into the Company. On July 27, 1998, Station canceled its joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger. On August 7, 1998, the Company notified Station that it was exercising its termination rights under the Merger Agreement based on Station's alleged material breaches of the Merger Agreement. Under the Merger Agreement, the Company has the right to terminate the Merger Agreement if a material breach by the other party is not cured within 10 business days after notice. Station and the Company are currently involved in litigation relating to the Merger Agreement. Each of Station and the Company are seeking damages from the other and declaratory relief. In addition, the action by Station seeks, among other matters, an order of specific performance requiring the Company to purchase $115 million of a class of Station's redeemable preferred stock.

         The Company has stated that it believes that Station's claims are without merit and intends to contest the claims vigorously. As with any litigation, however, it is not possible to predict the resolution of the pending actions. The Company believes, however, that the pending action will not have a material adverse effect on the Company's financial condition or results of operations.

         As a result of the developments relating to Station, the Company has stated that it no longer considers the Merger to be probable and intends to cancel its previously announced common share rights offerings and the increase in quarterly dividend to $.63 per common share, which were dependent on the consummation of the Merger. The Company's board of trust managers will conduct its regular annual evaluation of the Company's dividend policy in September 1998. In addition, the Company has stated that it does not intend to proceed with the formation of a new partnership that would have owned the real estate assets acquired from Station and invested in casinos, gaming properties and other real estate properties.

         As of August 12, 1998, with the exception of the pending investment in the Prudential Portfolio and the Tower Realty Trust transaction, the Operating Partnership had no commitments for material capital expenditures.

         The Operating Partnership expects to meet its short-term liquidity requirements primarily through cash flow provided by operating activities, which the Operating Partnership believes will be adequate to fund normal recurring operating expenses, debt service requirements, recurring capital expenditures and distributions to unitholders. To the extent the Operating Partnership's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures, such as tenant improvement and leasing costs related to previously unoccupied space, or investment property acquisition and development costs, the Operating Partnership expects to finance such activities with available cash reserves and other debt and equity financing alternatives which are available to the Operating Partnership. These alternatives include but are not limited to unit and common share issuances, obtaining new debt instruments secured by investment property acquisitions and developments, additional proceeds from the refinancing of existing secured debt and additional unsecured short-term borrowings. The Company will analyze the various alternatives as needed, in order to maintain the most appropriate capital structure to execute upon its strategy.

         The Operating Partnership expects to meet its long-term liquidity requirements, consisting primarily of maturities under the Operating Partnership's fixed and variable rate debt through long-term secured and unsecured borrowings and the issuance of additional debt securities of the Operating Partnership or additional equity securities of the Company.

         The significant terms of the Operating Partnership's primary debt financing arrangements are shown below (dollars in thousands):

                                                         INTEREST                            BALANCE
                                                          RATE                             OUTSTANDING
                                       MAXIMUM             AT            EXPIRATION            AT
      DESCRIPTION                     BORROWINGS         6/30/98           DATE             6/30/98
-------------------------------------------------------------------------------------------------------
Secured Fixed Rate Debt:
     LaSalle Note I                  $      239,000             7.83%   August 2027(1)   $      239,000
     LaSalle Note II                        161,000             7.79    March 2028(2)           161,000
     CIGNA Note                              63,500             7.47    December 2002            63,500
     Metropolitan Life Note I                11,948             8.88    September 2001           11,948
     Metropolitan Life Note II               44,716             6.93    December 2002            44,716
     Metropolitan Life Note III              40,000             7.74    December 1999            40,000
     Metropolitan Life Note IV                6,890             7.11    December 1999             6,890
     Northwestern Life Note                  26,000             7.65     January 2003            26,000
     Nomura Funding VI Note                   8,649            10.07     July 2020(3)             8,649
     Rigney Promissory Note                     770             8.50    November 2012               770
                                     --------------   --------------                     --------------
     Subtotal/Weighted Average       $      602,473             7.75%                    $      602,473
                                     ==============   ==============                     ==============
Secured Capped Variable Rate Debt:
     LaSalle Note III                $      115,000             7.79%     July 1999      $      115,000
                                     ==============   ==============                     ==============
Secured Variable Rate Debt:
     Chase Manhattan Note            $       97,123             7.41%   September 2001   $       97,123
                                     ==============   ==============                     ==============
Unsecured Fixed Rate Debt:
Notes due 2007(4)                    $      250,000             7.13%   September 2007   $      250,000
Notes due 2002(4)                           150,000             6.63    September 2002          150,000
                                     --------------   --------------                     --------------
     Subtotal/Weighted Average       $      400,000             6.94%                    $      400,000
                                     ==============   ==============                     ==============
Unsecured Variable Rate Debt:
Line of Credit                       $      750,000             6.83%     June 2000      $      610,000
BankBoston Note                              80,000             6.83      July 1998(5)           80,000
BankBoston Note II                          100,000             6.83      August 1998           100,000
                                     --------------   --------------                     --------------
     Subtotal/Weighted Average       $      930,000             6.83%                    $      790,000
                                     ==============   ==============                     ==============
TOTAL/WEIGHTED AVERAGE               $    2,144,596             7.21%                    $    2,004,596
                                     ==============   ==============                     ==============

(1) In August 2007, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August
         2007) by making a final payment of approximately $220 million.


(2) In March 2006, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March
         2006) by making a final payment of approximately $154 million.

(3) Beginning in July 1998, the Operating Partnership has the option to defease the note by purchasing Treasury obligations to pay the note without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty.

(4) The interest rates on the Notes were subject to temporary increase by 50 basis points in the event that a registered offer to exchange the Notes for notes of the Operating Partnership with terms identical in all material respects to the Notes was not consummated or a shelf registration statement with respect to the resale of the Notes was not declared effective by the Securities and Exchange Commission (the "SEC") on or before March 21, 1998. The interest rates on the Notes were temporarily increased by 50 basis points, since the exchange offer was not completed by March 21, 1998. The interest rates on the Notes returned to the original rates in July 1998, when the registered offer to exchange the Notes became effective. As of July 2, 1998, all of the Notes had been exchanged. The interest rates on the Notes are also subject to adjustment in the event that the Notes are assigned a rating that is not an investment grade rating, do not continue to be assigned a rating or are not assigned a rating by certain rating agencies. In September 1997, the Notes received a Baa3 (investment grade) rating from Moody's. On July 28, 1998, the Notes received a BB+ rating (one notch below investment grade) from S&P. Since the Notes are split rated, the interest rates on the Notes increased 37.5 basis points on July 28, 1998. Should the Notes become investment grade rated from S&P by September 22, 1998, the 37.5 basis point increase would be eliminated.

(5)      Repaid on July 1, 1998 with a borrowing under the Credit Facility.

         Based on the Company's total market capitalization of $6.9 billion and $6.5 billion at June 30 and August 11, 1998, respectively (at a share price of $33.625 and $29.750 which were the closing prices of the common shares on the New York Stock Exchange on June 30 and August 11, 1998, respectively, plus total indebtedness), the Operating Partnership's debt represented 29% and 32% of the Company's total market capitalization at June 30 and August 11, 1998, respectively. It is the Operating Partnership's current policy to pursue a strategy of conservative use of leverage, generally with a ratio of debt to total market capitalization of the Company targeted at approximately 40 percent, although this policy is subject to reevaluation and modification and could be increased above 40 percent.

FUNDS FROM OPERATIONS

         Funds from Operations ("FFO"), based on the definition adopted by the Board of Governors of the NAREIT and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs and
(iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate distributions paid to Partners for the six months ended June 30, 1998 and 1997 were $104.6 and $59.6 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the General Partner is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. Because the Company must distribute 95% of its real estate investment trust taxable income (as defined in the Code), however, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Operating Partnership believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Operating Partnership, FFO should be considered in conjunction with the Operating Partnership's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of other REIT's because these REIT's may not apply the definition of FFO in the same manner as the Operating Partnership.

                       STATEMENTS OF FUNDS FROM OPERATIONS
                             (dollars in thousands)

                                                Three Months Ended           Six Months Ended
                                                      June 30,                   June 30,
                                              ------------------------    ------------------------
                                                 1998          1997          1998          1997
                                              ----------    ----------    ----------    ----------
Income before minority interests              $   48,278    $   29,186    $   95,432    $   49,431

Adjustments:
  Depreciation and amortization of real
    estate assets                                 27,664        15,724        53,715        29,220
  Adjustment for investments in real estate
   mortgages and equity of
    unconsolidated companies                      15,184           407        27,498           673
  Minority interest in joint ventures               (406)         (386)         (806)         (802)
  Preferred stock dividends                       (3,375)           --        (4,950)           --
                                              ----------    ----------    ----------    ----------

Funds from operations                         $   87,345    $   44,931    $  170,889    $   78,522
                                              ==========    ==========    ==========    ==========

Investment Segments:
  Office and retail properties                $   82,894    $   50,036    $  156,940    $   89,446
  Hotel properties                                12,486         8,183        25,110        16,997
  Behavioral healthcare properties                13,824         2,142        27,647         2,142
  Refrigerated storage properties                  5,576            --        11,538            --
  Residential development properties              13,712         1,449        23,266         2,673
  Corporate general & administrative              (3,554)       (2,638)       (6,701)       (7,483)
  Interest expense                               (37,844)      (16,868)      (72,127)      (31,612)
  Preferred dividend                              (3,375)           --        (4,950)           --
  Other(1)                                         3,626         2,627        10,166         6,359
                                              ----------    ----------    ----------    ----------

Funds from operations                         $   87,345    $   44,931    $  170,889    $   78,522
                                              ==========    ==========    ==========    ==========


(1) Includes interest and other income less depreciation and amortization of non-real assets and amortization of deferred financing costs.

          RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
                             BY OPERATING ACTIVITIES
                             (dollars in thousands)


                                                                       Six Months Ended
                                                                           June 30,
                                                                   ----------------------
                                                                      1998         1997
                                                                   ---------    ---------
Funds From Operations                                              $ 170,889    $  78,522

Adjustments:
  Depreciation and amortization of non-real estate assets                739          743
  Amortization of deferred financing costs                             2,250        1,220
  Minority interest in joint ventures profit and depreciation
     and amortization of real estate assets                            1,184        1,130
  Adjustment for investments in real estate mortgages and equity
     of unconsolidated companies                                     (27,498)        (673)
  Change in deferred rent receivable                                 (16,060)      (7,049)
  Change in current assets and liabilities                           (35,707)      (1,832)
  Equity in earnings in excess of distributions received from
      unconsolidated companies                                           441         (390)
  Preferred distributions                                              4,950           --
  Non-cash compensation                                                  135          131
                                                                   ---------    ---------

Net Cash Provided by Operating Activities                          $ 101,323    $  71,802
                                                                   =========    =========

                                OFFICE PROPERTIES

     The following table sets forth certain information about the Office Properties as of June 30, 1998, assuming completion of the pending investment (see Note 8-financial statements).


                                                                                                                        WEIGHTED
                                                                                                                        AVERAGE
                                                                                          NET                         FULL-SERVICE
                                                                                        RENTABLE                      RENTAL RATE
                                          NO. OF                              YEAR        AREA         PERCENT         PER LEASED
      STATE, CITY, PROPERTY             PROPERTIES   SUBMARKET              COMPLETED   (SQ. FT.)      LEASED          SQ. FT.(1)
      ---------------------             ----------   ---------              ---------   ---------      -------        ------------
TEXAS
 DALLAS
   Bank One Center(2) ..................    1     CBD                            1987   1,530,957        73%        $      21.71
   The Crescent Office Towers ..........    1     Uptown/Turtle Creek            1985   1,210,949        99                28.75
   Fountain Place ......................    1     CBD                            1986   1,200,266        96                18.22
   Trammell Crow Center(3) .............    1     CBD                            1984   1,128,331        91                24.98
   Stemmons Place ......................    1     Stemmons Freeway               1983     634,381        91                14.14
   Spectrum Center(4) ..................    1     Far North Dallas               1983     598,250        77 (5)             20.75
   Waterside Commons ...................    1     Las Colinas                    1986     458,739       100                16.76
   Caltex House ........................    1     Las Colinas                    1982     445,993        96                25.47
   Reverchon Plaza .....................    1     Uptown/Turtle Creek            1985     374,165        94                17.55
   The Aberdeen ........................    1     Far North Dallas               1986     320,629       100                18.19
   MacArthur Center I & II .............    1     Las Colinas               1982/1986     294,069        96                18.81
   Stanford Corporate Centre ...........    1     Far North Dallas               1985     265,507       100                16.42
   The Amberton ........................    1     Central Expressway             1982     255,052        81 (5)             11.24
   Concourse Office Park ...............    1     LBJ Freeway               1972-1986     244,879        92                13.07
   12404 Park Central ..................    1     LBJ Freeway                    1987     239,103        46 (5)             19.73
   Palisades Central II ................    1     Richardson/Plano               1985     237,731        95                16.63
   3333 Lee Parkway ....................    1     Uptown/Turtle Creek            1983     233,769        98                19.39
   Liberty Plaza I & II ................    1     Far North Dallas          1981/1986     218,813       100                13.45
   The Addison .........................    1     Far North Dallas               1981     215,016       100                17.64
   The Meridian ........................    1     LBJ Freeway                    1984     213,915        92                15.48
   Palisades Central I .................    1     Richardson/Plano               1980     180,503        88 (5)             14.31
   Walnut Green ........................    1     Central Expressway             1986     158,669        96                14.03
   Greenway II .........................    1     Richardson/Plano               1985     154,329        99                19.45
   Addison Tower .......................    1     Far North Dallas               1987     145,886        98                13.43
   Greenway I & IA .....................    2     Richardson/Plano               1983     146,704       100                21.95
   5050 Quorum .........................    1     Far North Dallas               1981     133,594        95                15.01
   Cedar Springs Plaza .................    1     Uptown/Turtle Creek            1982     110,923        90                17.04
   Valley Centre .......................    1     Las Colinas                    1985      74,861        99                15.73
   One Preston Park ....................    1     Far North Dallas               1980      40,525        86                15.63
                                           --                                          ----------      ----         ------------
     Subtotal/Weighted Average .........   31                                          11,466,508        90%        $      19.96
                                                                                       ----------      ----         ------------

 FORT WORTH
   Continental Plaza ...................    1     CBD                            1982     954,895        48%(5)    $      15.76
                                           --                                          ----------      ----         ------------

 HOUSTON
  Greenway Plaza Office Portfolio ......   10     Richmond-Buffalo          1969-1982   4,286,277        89%        $      15.40
                                                  Speedway
  Houston Center .......................    3     CBD                       1974-1983   2,764,418        94 (5)             15.18
  Post Oak Central .....................    3     West Loop/Galleria        1974-1981   1,277,516        95                15.42
  The Woodlands Office
    Properties(6) ......................   12     The Woodlands             1980-1996     810,630        96 (5)             15.34
  BP Plaza .............................    1     Katy Freeway                   1992     561,065       100                17.94
  Three Westlake Park(7) ...............    1     Katy Freeway                   1983     414,251        99                13.45
  U.S. Home Building ...................    1     West Loop/Galleria             1982     399,777        85                14.87
                                           --                                          ----------      ----         ------------
     Subtotal/Weighted Average .........   31                                          10,513,934        92%        $      15.38
                                           --                                          ----------      ----         ------------

 AUSTIN
   Frost Bank Plaza ....................    1           CBD                      1984     433,024        75%(5)     $      18.31
   301 Congress Avenue(8) ..............    1           CBD                      1986     418,338        98                22.98
   Bank One Tower ......................    1           CBD                      1974     389,503        96                16.94
   Austin Centre .......................    1           CBD                      1986     343,665        92                19.90

   The Avallon .........................    1           Northwest           1993/1997     232,301(9)     79 (5)             18.95
   Barton Oaks Plaza One ...............    1           Southwest                1986      99,792       100                19.91
                                           --                                          ----------      ----         ------------
       Subtotal/Weighted Average .......    6                                           1,916,623        89%        $      19.58
                                           --                                          ----------      ----         ------------

                                                                                                                   Weighted
                                                                                                                   Average
                                                                                          NET                    FULL-SERVICE
                                                                                        RENTABLE                 RENTAL RATE
                                             NO. OF                           YEAR        AREA         PERCENT   PER LEASED
      STATE, CITY, PROPERTY                PROPERTIES  SUBMARKET            COMPLETED   (SQ. FT.)      LEASED    SQ. FT.(1)
      ---------------------                ----------  ---------            ---------   ---------      -------   ------------
COLORADO
 DENVER
   MCI Tower ................................    1   CBD                        1982      550,807        98%      $17.96
   Ptarmigan Place ..........................    1   Cherry Creek               1984      418,630        93        16.29
   Regency Plaza One ........................    1   DTC                        1985      309,862        90 (5)    21.17
   AT&T Building ............................    1   CBD                        1982      184,581        83        15.07
   The Citadel ..............................    1   Cherry Creek               1987      130,652       100        19.75
   55 Madison ...............................    1   Cherry Creek               1982      137,176        84 (5)    17.11
   44 Cook ..................................    1   Cherry Creek               1984      124,174        96        17.75
                                                --                                     ----------      ----       ------
       Subtotal/Weighted Average ............    7                                      1,855,882        93%      $17.92
                                                --                                     ----------      ----       ------

 COLORADO SPRINGS
   Briargate Office and Research Center......    1   Colorado Springs           1988      252,857       100       $15.51
                                                --                                     ----------      ----       ------

 ILLINOIS
  CHICAGO
    Woodfield Corporate Center(10) ..........    6   Schaumburg            1978-1986    1,627,769        94       $23.74
                                                --                                     ----------      ----       ------

LOUISIANA
 NEW ORLEANS
   Energy Centre ............................    1   CBD                        1984      761,500        78%      $14.85
   1615 Poydras .............................    1   CBD                        1984      508,741        80        15.10
                                                --                                     ----------      ----       ------
       Subtotal/Weighted Average ............    2                                      1,270,241        79%      $14.95
                                                --                                     ----------      ----       ------

FLORIDA
 MIAMI
   Miami Center .............................    1   CBD                        1983      782,686        80%      $23.52
   Datran Center ............................    2   South Dade/Kendall    1986/1988      472,236        92        20.29
                                                --                                     ----------      ----       ------
     Subtotal/Weighted Average ..............    3                                      1,254,922        84%      $22.18
                                                --                                     ----------      ----       ------

ARIZONA
 PHOENIX
   Two Renaissance Square ...................    1   Downtown/CBD               1990      476,373        91%(5)   $23.30
   6225 North 24th Street ...................    1   Camelback Corridor         1981       86,451        67 (5)    21.66
                                                --                                     ----------      ----       ------
       Subtotal/Weighted Average ............    2                                        562,824        88%      $23.10
                                                --                                     ----------      ----       ------

WASHINGTON, D.C.
  WASHINGTON, D.C.
     Washington Harbour .....................    2   Georgetown                 1986      536,206        94%      $36.47
                                                --                                     ----------      ----       ------

NEBRASKA
 OMAHA
   Central Park Plaza .......................    1   CBD                        1982      409,850       100%      $15.23
                                                --                                     ----------      ----       ------

NEW MEXICO
 ALBUQUERQUE
   Albuquerque Plaza ........................    1   CBD                        1990      366,236        96%      $18.45
                                                --                                     ----------      ----       ------

CALIFORNIA
 SAN FRANCISCO
   160 Spear Street .........................    1   South of Market/CBD        1984      276,420        99%      $24.93
                                                --                                     ----------      ----       ------

 SAN DIEGO
   Chancellor Park(11) ......................    1   UTC                        1988      195,733        87%      $20.35
                                                --                                     ----------      ----       ------

 COSTA MESA
   Two Town Center(10) ......................    3   South Coast Metro     1979-1983      731,969        77%      $22.61
                                                --                                     ----------      ----       ------

 LOS ANGELES
   6701 Tower(10) ...........................    1   Culver City-West LA        1987      320,982        81%      $23.38
                                                --                                     ----------      ----       ------

     TOTAL/WEIGHTED AVERAGE .................   99                                     34,513,851        89%(5)   $18.75
                                                ==                                     ==========      ====       ======

(1) Calculated based on base rent payable as of June 30, 1998, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including adjustments for expenses payable by or reimbursable from tenants.

(2) The Operating Partnership has a 50% general partner interest in the partnership that owns Bank One Center.

(3) The Operating Partnership owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.

(4) The Operating Partnership owns the principal economic interest in Spectrum Center through an interest in Spectrum Mortgage Associates L.P., which owns both a mortgage note secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.

(5) Leases have been executed at certain Office Properties but had not commenced as of June 30, 1998. If such leases had commenced as of June 30, 1998, the percent leased for Office Properties would have been 92%. The total percent leased for such Properties would have been as follows: Spectrum Center - 88%; The Amberton - 85%; 12404 Park Central
         - 100%; Palisades Central I - 99%; Continental Plaza - 100%; Houston Center - 97%; The Woodlands Office Properties - 99%; Frost Bank Plaza - 92%; The Avallon - 100%; Regency Plaza One - 97%; 55 Madison - 89%; Two Renaissance Square - 96%; and 6225 North 24th Street - 83%.

(6) The Operating Partnership has a 75% limited partner interest and an indirect approximately 10% general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.

(7) The Operating Partnership owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park.

(8) The Operating Partnership has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

(9) In August 1997, construction was completed on a 106,342 square foot office property. The entire building is leased to BMC Software, Inc., which is expected to occupy in stages over the next 13 months.

(10)     Pending investment as of June 30, 1998.

(11) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

                AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

      The following table sets forth a schedule of the lease expirations for leases in place as of June 30, 1998, assuming completion of the pending investment (see Note 8-financial statements), for the Operating Partnership's Office Properties for each of the 10 years beginning with the remainder of 1998, assuming that none of the tenants exercises renewal options and excluding an aggregate of 6,360,666 square feet of unleased space.


                                                                                                               ANNUAL
                                                                PERCENTAGE                   PERCENTAGE OF      FULL-
                                                                OF LEASED                    TOTAL ANNUAL      SERVICE
                                            NET RENTABLE       NET RENTABLE  ANNUAL FULL-        FULL-         RENT PER
                            NUMBER OF           AREA               AREA        SERVICE       SERVICE RENT        NET
                           TENANTS WITH      REPRESENTED       REPRESENTED    RENT UNDER     REPRESENTED       RENTABLE
                             EXPIRING    BY EXPIRING LEASES    BY EXPIRING     EXPIRING      BY EXPIRING        AREA
YEAR OF LEASE EXPIRATION      LEASES      (SQUARE FEET)(1)       LEASES        LEASES(2)       LEASES         EXPIRING(2)
-------------------------------------------------------------------------------------------------------------------------
1998 ....................      382          1,496,733               5.3%     $25,710,906           4.6%   $     17.18
1999 ....................      432          3,542,650              12.6       62,702,859          11.3          17.70
2000 ....................      401          3,401,333              12.1       64,247,299          11.6          18.89
2001 ....................      370          3,798,275              13.5       67,612,166          12.2          17.80
2002 ....................      299          3,518,162              12.5       71,042,105          12.8          20.19
2003 ....................      181          2,161,069               7.7       39,886,788           7.2          18.46
2004 ....................       94          2,825,922              10.0       55,890,884          10.0          19.78
2005 ....................       60          2,100,930               7.5       44,203,041           7.9          21.04
2006 ....................       26            583,247               2.1       11,994,078           2.2          20.56
2007 ....................       29          1,156,506               4.1       25,345,686           4.6          21.92
2008 and thereafter .....       48          3,568,358              12.6       87,569,838          15.6          24.54


(1)      Includes a pending investment (see Note 8 - financial statements).

(2) Calculated based on base rent payable as of the expiration date of the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

                                HOTEL PROPERTIES

         The following table sets forth certain information about the Hotel Properties for the six months ended June 30, 1998 and 1997. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                                      For the six months ended June 30,
                                                                           ------------------------------------------------------
                                                                                                                      Revenue
                                                                              Average            Average                Per
                                                                             Occupancy            Daily               Available
                                                   Year                         Rate               Rate                 Room
                                                Completed/                 -------------      --------------      ---------------
Hotel Property(1)              Location         Renovated        Rooms     1998     1997      1998      1997      1998       1997
-----------------              --------         ---------        -----     ----     ----      ----      ----      ----       ----
Full-Service/Luxury Hotels:
---------------------------
Denver Marriott City Center    Denver, CO           1982/1994     613       78%       80%      $125      $116      $ 97      $ 92
Four Seasons Hotel-Houston     Houston, TX               1982     399       66        69        179       158       119       110
Hyatt Regency Albuquerque      Albuquerque,NM            1990     395       68        74        103        99        70        74
Omni Austin Hotel              Austin, TX                1986     314       80        80        117       106        94        85
Hyatt Regency Beaver Creek     Avon, CO                  1989     295       68        69        279       270       190       186
Sonoma Mission Inn & Spa       Sonoma, CA      1927/1987/1997     198(2)    80        89        211       160       168       161
Ventana Country Inn            Big Sur, CA     1975/1982/1988      62       40 (7)    82        327       309       132(7)    252
                                                                -----      ---       ---       ----      ----      ----      ----
     Total/Weighted Average                                     2,276       72%       76%      $159      $148      $115      $113
                                                                =====      ===       ===       ====      ====      ====      ====

Destination Health & Fitness Resorts:                          Guest Nights
-------------------------------------                          ------------
Canyon-Ranch - Tucson          Tucson, AZ                1980     250(3)
Canyon Ranch - Lenox           Lenox, MA                 1989     202(3)
                                                                  ---
     TOTAL/WEIGHTED AVERAGE                                       452       89%(4)    83%(4)   $504(5)   $476(5)   $436(6)   $382(6)
                                                                =====      ===       ===       ====      ====      ====      ====

-------------

(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased the Hotel Properties to subsidiaries of Crescent Operating, Inc. pursuant to long-term leases.

(2)      In July 1997, 30 additional rooms were completed.

(3) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

(4) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.

(5) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.

(6) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

(7) Temporarily closed from February 1, 1998 through May 1, 1998 due to flooding in the region affecting the roadway passage to the hotel.


                       RESIDENTIAL DEVELOPMENT PROPERTIES

         The Operating Partnership owns economic interests in five Residential Development Corporations through the Residential Development Property Mortgages relating to and the non-voting common stock in these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in the 13 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table sets forth certain information as of June 30, 1998, relating to the Residential Development Properties.


                                                                                   Total      Total     Average
                  Residential                              Residential   Total   Lots/Units Lots/Units  Closed      Range of
 Residential      Development                              Development   Lots/   Developed   Closed   Sale Price    Proposed
 Development      Properties      Type of                 Corporation's  Units     Since      Since    Per Lot/    Sale Prices
Corporation (1)     (RDP)          RDP(2)  Location        Ownership %  Planned  Inception  Inception  Unit ($) Per Lot/Unit ($)(3)
---------------   --------------- -------  --------------  -----------  -------  ---------  --------- --------  -------------------
Mira Vista        Mira Vista        SF     Fort Worth, TX    100.00%       710       581        541     95,000    50,000-265,000
  Development     The Highlands     SF     Breckenridge,CO    12.25%       750       249        215    140,000    55,000-250,000
  Corp.                                                                 ------    ------     ------


        Total Mira Vista  Development Corp.                              1,460       830        756
                                                                        ------    ------     ------

Houston Area      Falcon Point      SF     Houston, TX       100.0%      1,205       556        294     31,000     22,000-60,000
  Development     Spring Lakes      SF     Houston, TX       100.0%        536        93          8     32,200     21,000-45,000
  Corp.                                                                 ------    ------     ------


        Total Houston Area Development Corp.                             1,741       649        302
                                                                        ------    ------     ------

Crescent          The Reserve at
Development          Frisco         SF     Frisco, CO         60.0%        134       134         90     95,000     60,000-165,000
Management        Villa Montane
Corp.                 Townhomes     TH     Avon, CO           30.0%         27(4)      -          -        N/A   515,000-1,700,000
                  Villa Montane
                      Club          TS     Avon, CO           30.0%        746(4)      -          -        N/A     18,000-150,000
                  Villas at Beaver
                       Creek        TH     Avon, CO           30.0%         10(4)      -          -        N/A  1,625,000-3,245,000
                  Deer Trail        SFH    Avon, CO           60.0%         16(4)      -          -        N/A  2,560,000-3,325,000
                  Buckhorn
                       Townhomes    TH     Avon, CO           60.0%         24(4)      -          -        N/A   945,000-1,850,000
                  Bear Paw Lodge    CO     Avon, CO           60.0%         43(4)      -          -        N/A  1,495,000-1,895,000
                                                                        ------    ------     ------

        Total Crescent Development Management Corp.                      1,000       134         90
                                                                        ------    ------     ------

The Woodlands     The Woodlands     SF     The Woodlands, TX  42.5%     38,313    18,949     18,087     40,000     13,000-250,000
Land Company Inc.                                                       ------    ------     ------

Desert Mountain   Desert Mountain   SF     Scottsdale, AZ     93.0%      2,543     1,877      1,689    305,000(5)     150,000-
Development                                                             ------    ------     ------                 2,500,000(5)
Corp.

        Total                                                           45,057    22,439     20,924
                                                                        ======    ======     ======


------------------------

(1) The Operating Partnership has an approximately 94%, 94%, 90%, 95% and 95% ownership interest in Mira Vista Development Corp., Houston Area Development Corp., Crescent Development Management Corp., The Woodlands Land Company, Inc., and Desert Mountain Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); TS (Timeshare); and SFH (Single Family Homes).

(3)      Based on existing inventory of developed lots and lots to be developed.

(4) As of June 30, 1998, 15 units were under contract at Villa Montane Townhomes representing $14.5 million in sales proceeds, 638 contracts were pre-sold at Villa Montane Club representing $38.7 million in sales proceeds, eight units were under contract at Villas at Beaver Creek representing $17.9 million in sales proceeds, seven units were under contract at Deer Trail representing $20.2 million in sales, 14 units were under contract at Buckhorn Townhomes representing $18.4 million in sales, and five units were under contract at Bear Paw Lodge representing $8.9 million in sales.

(5)      Excludes golf membership which is approximately $125,000.

YEAR 2000 COMPLIANCE

         The Operating Partnership has reviewed its in-house computer software programs and operating systems, which consist primarily of the accounting and property management systems, to assess the impact of the Year 2000 on these systems. These programs and systems are Year 2000 compliant.

         Based on current information, the Operating Partnership believes that it will be able to achieve Year 2000 compliance for its property-specific computer systems, such as energy management and security access systems, through a combination of the modification and replacement of systems within its Office Property portfolio. The Operating Partnership anticipates that the costs associated with achieving Year 2000 compliance will not have a material impact on the Operating Partnership's financial results. The implementation will take place over the next 12 months with the assistance of full-time employees and independent contractors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         This item is inapplicable to the Operating Partnership because the Company's market capitalization was less than $2.5 billion on January 28, 1997, therefore the Operating Partnership is not required to respond to this item until its Form 10-K for the fiscal year ended December 31, 1998.

                                     PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is a party to an Agreement and Plan of Merger, dated January 16, 1998, as amended (the "Merger Agreement"), between the Company and Station Casinos, Inc. ("Station"). On July 27, 1998, Station canceled the joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger.

     On July 30, 1998, Station filed a complaint in Clark County District Court, State of Nevada seeking declaratory relief in connection with the Merger Agreement. The complaint alleges that the Company consented to Station's cancellation of its meeting of stockholders. The action seeks a declaratory judgment that (i) Station has complied in all material respects with its obligations under the Merger Agreement, (ii) Station is not obligated to reschedule immediately a meeting of its common and preferred stockholders,
(iii) the Company has no right to terminate the Merger Agreement, and (iv) the Company is obligated to purchase up to $115 million in redeemable preferred stock of Station in accordance with certain provisions of the Merger Agreement.

     On August 7, 1998, the Company filed a complaint in the United States District Court, Northern District of Texas seeking damages and declaratory relief as a result of Station's alleged breaches of the Merger Agreement. The complaint alleges that Station breached the Merger Agreement by unilaterally canceling its scheduled stockholders meeting and refusing to reschedule and conduct the meeting and that Station's representations and warranties were not true and correct in all material respects. The action seeks (i) compensatory damages, including expenses, (ii) a declaratory judgment that Station's alleged breaches under the Merger Agreement excuse the Company from any further obligations under the Merger Agreement, and (iii) a declaratory judgment that Crescent is not required to purchase shares of Station's redeemable preferred stock due to Station's material breaches of the Merger
Agreement.

     On August 11, 1998, Station amended its complaint to expand the matters as to which declaratory relief was sought and to add claims for damages and for specific performance relating to the purchase of Station's redeemable preferred stock. The amended complaint alleges that the Company breached its obligations under the Merger Agreement by failing to use all reasonable efforts to consummate the Merger and by refusing to provide Station with access to additional information concerning the Company. The amended complaint also alleges that the Company had no right to terminate the Merger Agreement or to refuse to purchase 115,000 shares of Station's redeemable preferred stock for an aggregate purchase price of $115,000,000. As amended, the action by Station seeks, in addition to the prior requests for declaratory relief, (i) an order of specific performance requiring the Company to purchase $115,000,000 of the redeemable preferred stock, (ii) damages consisting of compensatory damages (which Station states it believes to be in excess of $400,000,000), costs associated with Station's obtaining capital needed to replace the $115,000,000 that was to have been paid by the Company to purchase the redeemable preferred stock, and expenses incurred by Station in connection with the proposed Merger, and (iii) a declaratory judgment that the Company was in breach of its representations, warranties, and covenants at the time that the Company exercised its termination rights under the Merger Agreement and that the Company's breach and exercise of termination rights excuses Station from any further performance obligation under the Merger Agreement.

     The Company has stated that it believes that Station's claims are without merit and intends to contest the claims vigorously. As with any litigation, however, it is not possible to predict the resolution of the pending actions. The Company has stated, however, that it believes that the pending action against the Company will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      The following exhibits are filed as part of this report.


  EXHIBIT
    NO.                                EXHIBIT
  -------                              -------

    3.01     -- Second Amended and Restated Agreement of Limited
                Partnership of the Registrant dated as of November 1, 1997, as amended through June 30, 1998 (filed as Exhibit 10.01 to the
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                1998 (the "Company 10-Q") of Crescent Real Estate Equities
                Company (the "Company") and incorporated herein by reference)
    4.01     -- Indenture, dated as of September 22, 1997, between the
                Registrant and State Street Bank and Trust Company of Missouri,
                N.A. (filed as Exhibit 4.01 to the Registration Statement on
                Form S-4 (File No. 333-42293) of the Registrant (the "1997 S-4") and incorporated herein by reference)
    4.02     -- Restated Declaration of Trust of the Company (filed as
                Exhibit 4.01 to the Company's Registration Statement on Form S-3
                (File No. 333-21905) (the "1997 S-3") and incorporated herein by reference)
    4.03     -- Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 4.02 to the Company's Registration Statement on Form
                S-3) (File No. 333-56809) and incorporated herein by reference)
    4.04     -- 6 5/8% Note due 2002 of the Registrant (filed as Exhibit 4.07 to the Company 10-Q and incorporated herein by reference)
    4.05     -- 7 1/8% Note due 2007 of the Registrant (filed as Exhibit 4.08 to the Company 10-Q and incorporated herein by reference)
   10.01     -- Noncompetition Agreement (Rainwater) (filed as Exhibit
                10.02 to the 1997 10-K and incorporated herein by reference)
   10.02     -- Noncompetition Agreement (Goff) (filed as Exhibit 10.03 to the 1997 10-K and incorporated herein by reference)


  EXHIBIT
    NO.                                EXHIBIT
  -------                              -------
   10.03     -- Noncompetition Agreement (Haddock) (filed as Exhibit
                10.04 to the 1997 10-K and incorporated herein by
                reference)
   10.04     -- Employment Agreement (Goff) (the "Goff Employment
                Agreement") (filed as Exhibit 10.05 to the 1997 10-K and
                incorporated herein by reference)
   10.05     -- Amendment No. 5 to the Goff Employment Agreement, dated
                March 10, 1998 (filed as Exhibit 10.29 to the 1997 S-4
                and incorporated herein by reference)
   10.06     -- Employment Agreement (Haddock) (the "Haddock Employment
                Agreement") (filed as Exhibit 10.06 to the 1997 10-K and
                incorporated herein by reference)
   10.07     -- Amendment No. 4 to the Haddock Employment Agreement,
                dated March 10, 1998 (filed as Exhibit 10.30 to the 1997
                S-4 and incorporated herein by reference)
   10.08     -- Form of Officers' and Trust Managers' Indemnification
                Agreement as entered into between the Company and each
                of its executive officers and trust managers (filed as
                Exhibit 10.07 to the 1997 S-4 and incorporated herein by
                reference)
   10.09     -- Crescent Real Estate Equities Company 1994 Stock Incentive
                Plan (filed as Exhibit 10.07 to the Company's Registration
                Statement on Form S-11 (File No. 33-75188) and incorporated herein by reference)
   10.10     -- Crescent Real Estate Equities, Ltd. First Amended and
                Restated 401(k) Plan (filed as Exhibit 10.10 to the 1997
                10-K and incorporated herein by reference)
   10.11     -- Second Amended and Restated 1995 Crescent Real Estate
                Equities Company Stock Incentive Plan (filed as Exhibit
                10.13 to the 1997 S-4 and incorporated herein by
                reference)
   10.12     -- 1995 Crescent Real Estate Equities Limited Partnership
                Unit Incentive Plan (filed as Exhibit 99.01 to the
                Company's Registration Statement on Form S-8 (File No.
                333-3452) and incorporated herein by reference)
   10.13     -- 1996 Crescent Real Estate Equities Limited Partnership
                Unit Incentive Plan (filed as Exhibit 10.01 to the
                Company's Current Report on Form 8-K dated and filed
                September 27, 1996 and incorporated herein by reference)
   10.14     -- Master Lease Agreement, dated June 16, 1997, as amended, between Crescent Real Estate Funding VII, L.P. and
                Charter Behavioral Health Systems, LLC and its
                subsidiaries, relating to the Magellan Facilities (filed
                as Exhibit 10.27 to the 1997 10-K and incorporated herein
                by reference)
   10.15     -- Fifth Amended and Restated Revolving Credit Agreement, dated
                June 30, 1998 among the Registrant, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.16 of the Company
                10-Q and incorporated herein by reference)
   10.16     -- Intercompany Agreement, dated June 3, 1997, between the
                Registrant and Crescent Operating, Inc. (filed as Exhibit
                10.2 to the Registration Statement on Form S-1 (File No.
                333-25223) of Crescent Operating, Inc. and incorporated
                herein by reference)


  EXHIBIT
    NO.                                EXHIBIT
  -------                              -------
   27.01     -- Financial Data Schedule (filed herewith)




         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP

                              By: CRESCENT REAL ESTATE EQUITIES, LTD.,
                                  its general partner



                                /s/ Gerald W. Haddock
                                ----------------------------------------------
Date:   August 14, 1998         Gerald W. Haddock, President and Chief
     ----------------------     Executive Officer






                                /s/ Dallas E. Lucas
                                ----------------------------------------------
Date:   August 14, 1998         Dallas E. Lucas, Senior Vice President, Chief
     ----------------------     Financial Officer and Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
27.1                Financial Data Schedule