Form 10-Q
period 1998-09-30
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 1998-11-17
CIK 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1998
                           COMMISSION FILE NO 1-13038


                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
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


                          YES [X]                 NO [ ]

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I:  FINANCIAL INFORMATION

                                                                                          Page
                                                                                          ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 (Unaudited) and
         December  31, 1997 (Audited) ..................................................    3

         Consolidated Statements of Operations for the three and nine months ended
         September 30, 1998 and 1997 (Unaudited)........................................    4

         Consolidated Statement of Partners' Capital for the nine months ended
         September 30, 1998 (Unaudited).................................................    5

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1998 and 1997 (Unaudited) .......................................    6

         Notes to Financial Statements..................................................    7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Historical Results of Operations.................................   19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................   37

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................   37

Item 2.  Changes in Securities..........................................................   39

Item 3.  Defaults Upon Senior Securities................................................   39

Item 4.  Submission of Matters to a Vote of Security Holders............................   39

Item 5.  Other Information..............................................................   39

Item 6.  Exhibits and Reports on Form 8-K...............................................   39

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                 (NOTES 1 AND 2)


                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                 1998             1997
                                                                             -----------      -----------
                                                                             (UNAUDITED)       (AUDITED)
ASSETS:
   Land                                                                      $   385,487      $   353,374
   Land held for development or sale                                             105,387           94,954
   Building and improvements                                                   3,549,869        2,923,097
   Furniture, fixtures and equipment                                              61,463           51,705
   Less -  accumulated depreciation                                             (356,675)        (278,194)
                                                                             -----------      -----------
               Net investment in real estate                                   3,745,531        3,144,936

   Cash and cash equivalents                                                      89,404           66,063
   Restricted cash and cash equivalents                                           37,516           41,528
   Accounts receivable, net                                                       24,801           30,049
   Deferred rent receivable                                                       63,383           39,588
   Investments in real estate mortgages and
       equity of unconsolidated companies                                        746,211          601,770
   Notes receivable , net                                                        175,380          159,843
   Other assets, net                                                             102,402           99,098
                                                                             -----------      -----------
               Total assets                                                  $ 4,984,628      $ 4,182,875
                                                                             ===========      ===========


LIABILITIES:
   Borrowings under Credit Facility                                          $   750,000      $   350,000
   Notes payable                                                               1,523,554        1,360,124
   Accounts payable, accrued expenses and other liabilities                      114,830          127,220
                                                                             -----------      -----------
              Total liabilities                                                2,388,384        1,837,344
                                                                             -----------      -----------

FORWARD SHARE PURCHASE AGREEMENT:                                                151,013               --

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                               26,841           28,178

PARTNERS' CAPITAL:
   Series A Preferred Units, 8,000,000 Units issued and outstanding
     at September 30, 1998                                                       200,000               --
   Series B Preferred Units, 6,948,734 Units issued and outstanding
     at September 30, 1998                                                       225,000               --
   Units of Partnership Interests issued 67,022,260 and 63,692,633 outstanding and 3,329,627 held in treasury at September 30, 1998 and
     65,386,026 issued and outstanding at December 31, 1997:
     General partner -- outstanding 571,430 and 589,890                            3,873            4,324
     Limited partners' -- outstanding 63,121,203 and 64,796,136                1,998,649        2,313,029
   Accumulated other comprehensive income                                         (9,132)              --
                                                                             -----------      -----------
              Total partners' capital                                          2,418,390        2,317,353
                                                                             -----------      -----------
              Total liabilities and partners' capital                        $ 4,984,628      $ 4,182,875
                                                                             ===========      ===========




   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                               (NOTES 1, 2 and 3)


                                                                   FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                             ------------------------------      ------------------------------
                                                                     (UNAUDITED)                          (UNAUDITED)
                                                                 1998              1997              1998              1997
                                                             ------------      ------------      ------------      ------------
REVENUES:
   Office and retail properties                              $    146,037      $     92,014      $    409,937      $    247,333
   Hotel properties                                                12,798             9,032            38,350            26,453
   Behavioral healthcare properties                                13,824            13,824            41,471            15,966
   Interest and other income                                        7,134             5,187            20,288            10,364
                                                             ------------      ------------      ------------      ------------
          Total revenues                                          179,793           120,057           510,046           300,116
                                                             ------------      ------------      ------------      ------------

EXPENSES:
   Real estate taxes                                               18,531            10,607            51,937            28,229
   Repairs and maintenance                                         10,379             6,301            28,181            17,244
   Other rental property operating                                 33,338            22,500            93,003            59,100
   Corporate general and administrative                             4,335             2,372            11,036             9,855
   Interest expense                                                39,148            23,075           111,275            54,687
   Amortization of deferred financing costs                         2,315               937             4,565             2,157
   Depreciation and amortization                                   29,770            20,549            84,602            50,840
   Write-off of costs associated with
     terminated acquisitions                                       18,435                --            18,435                --
                                                             ------------      ------------      ------------      ------------
          Total expenses                                          156,251            86,341           403,034           222,112
                                                             ------------      ------------      ------------      ------------

         Operating income                                          23,542            33,716           107,012            78,004

OTHER INCOME:
   Equity in net income of unconsolidated
     companies                                                      9,253             1,119            21,215             6,262
                                                             ------------      ------------      ------------      ------------

INCOME BEFORE MINORITY INTERESTS                                   32,795            34,835           128,227            84,266
Minority interests                                                   (199)             (390)           (1,006)           (1,192)
                                                             ------------      ------------      ------------      ------------

NET INCOME                                                         32,596            34,445           127,221            83,074
                                                             ------------      ------------      ------------      ------------

PREFERRED DISTRIBUTIONS                                            (3,375)               --            (8,325)               --
                                                             ------------      ------------      ------------      ------------

NET INCOME AVAILABLE TO PARTNERS'                            $     29,221      $     34,445      $    118,896      $     83,074
                                                             ============      ============      ============      ============

UNIT OF PARTNERSHIP INTEREST DATA:
   Net income - Basic                                        $       0.44              0.61      $       1.79              1.65
                                                             ============      ============      ============      ============

UNIT OF PARTNERSHIP INTEREST DATA:
   Net income - Diluted                                      $       0.42      $       0.59      $       1.72      $       1.59
                                                             ============      ============      ============      ============


WEIGHTED AVERAGE UNIT OF PARTNERSHIP INTERESTS - BASIC         66,981,932        56,517,050        66,305,338        50,296,287
                                                             ============      ============      ============      ============

WEIGHTED AVERAGE UNIT OF PARTNERSHIP INTERESTS - DILUTED       73,658,148        58,698,376        70,057,767        52,198,982
                                                             ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                 (NOTES 1, 2 and 8)

                                                    PREFERRED          LIMITED          GENERAL             TOTAL
                                                    PARTNERS'         PARTNERS'        PARTNER'S          PARTNERS'
                                                     CAPITAL           CAPITAL          CAPITAL            CAPITAL
                                                   ------------     ------------      ------------      ------------

Partners' capital, December 31, 1997               $         --     $  2,313,029      $      4,324      $  2,317,353

Contributions                                           425,000         (269,713)               --           155,287
Distributions                                                --         (148,413)           (1,499)         (149,912)
Net income                                                   --          117,707             1,189           118,896
Reclassification of forward share purchase
  agreement                                                  --           (5,580)              (56)           (5,636)

Settlement of equity swap agreement                          --           (8,381)              (85)           (8,466)
Unrealized loss on available-for-sale securities             --           (9,041)              (91)           (9,132)
                                                   ------------     ------------      ------------      ------------

Partners' capital, September 30, 1998 (unaudited)  $    425,000     $  1,989,608      $      3,782      $  2,418,390
                                                   ============     ============      ============      ============




   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                               (NOTES 1, 2 AND 4)


                                                                         FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                   ------------------------------
                                                                            (UNAUDITED)
                                                                        1998              1997
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $    127,221      $     83,074
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                                      89,167            52,997
      Minority interests                                                  1,006             1,192
      Non-cash compensation                                                 155               157
      Equity in earnings net of distributions
        received from unconsolidated companies                               --              (252)
      Distributions received in excess of equity in
        earnings from unconsolidated companies                           11,881                --
      Decrease (increase) in accounts receivable                          5,248            (8,650)
      Increase in deferred rent receivable                              (23,795)          (14,432)
      Increase in other assets                                          (21,556)          (24,068)
      Decrease in restricted cash and cash equivalents                    4,560             4,944
      (Decrease) increase in accounts payable, accrued
        expenses and other liabilities                                  (12,390)           39,768
                                                                   ------------      ------------
            Net cash provided by operating activities                   181,497           134,730
                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of investment properties                             (527,076)       (1,347,902)
      Development of investment properties                              (14,796)           (8,364)
      Capital expenditures - rental properties                          (35,073)          (14,497)
      Tenant improvement and leasing costs - rental properties          (53,700)          (27,121)
      Increase in restricted cash and cash equivalents                     (548)             (524)
      Investment in unconsolidated companies                           (120,537)         (328,468)
      Decrease (increase) in escrow deposits -
         acquisition of investment properties                             5,360            (4,190)
      Increase in notes receivable                                      (15,537)         (134,918)
                                                                   ------------      ------------
            Net cash used in investing activities                      (761,907)       (1,865,984)
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs                                               (3,436)          (11,329)
      Borrowings under credit facility                                  672,150           612,500
      Payments under credit facility                                   (272,150)         (336,000)
      Debt proceeds                                                     158,100           990,696
      Debt payments                                                    (250,903)         (158,100)
      Capital distributions - joint venture partner                      (2,343)           (2,061)
      Capital contributions to the Operating Partnership                460,570           761,826
      Distributions from the Operating Partnership                     (158,237)          (93,215)
                                                                   ------------      ------------
            Net cash provided by financing activities                   603,751         1,764,317
                                                                   ------------      ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                    23,341            33,063
CASH AND CASH EQUIVALENTS,
      Beginning of period                                                66,063            25,535
                                                                   ------------      ------------
CASH AND CASH EQUIVALENTS,
      End of period                                                $     89,404      $     58,598
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

     Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP," together with its direct and indirect interests in limited partnerships, the "Operating Partnership") was formed under the terms of the Limited Partnership Agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("CREE, Ltd.") which owns approximately 1% general partner interest (equivalent, for purposes of this presentation, to 571,430 units of partnership interest) in the Operating Partnership. In addition, the Company owns approximately 89% limited partner interest (equivalent, for purposes of this presentation, to 56,571,574 units of partnership interest) in the Operating Partnership, with the remaining approximately 10% limited partner interest (equivalent, for purposes of this presentation, to 6,549,629 units of partnership interest) held by other partners. The Operating Partnership owns substantially all of the economic interest directly or indirectly of seven single purpose limited partnerships (all formed for the purpose of obtaining securitized debt), with the remaining interests owned indirectly by the Company through seven separate corporations, each of which is a wholly owned subsidiary of CREE, Ltd. and a general partner of one of the seven limited partnerships. The term "Operating Partnership" includes, unless the context otherwise requires, CREELP and the other subsidiaries of CREELP.

         As of September 30, 1998, the Operating Partnership directly or indirectly owned a portfolio of real estate assets (the "Properties") located primarily in 17 metropolitan submarkets in Texas. The Properties include 89 office properties (the "Office Properties") with an aggregate of approximately
31.8 million net rentable square feet, 90 behavioral healthcare properties (the "Behavioral Healthcare Properties"), seven full-service hotels with a total of 2,257 rooms and two destination health and fitness resorts that can accommodate up to 462 guests daily (the "Hotel Properties"), real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own interests in 13 residential development properties (the "Residential Development Properties"), and seven retail properties (the "Retail Properties") with an aggregate of approximately .8 million net rentable square feet. In addition, the Operating Partnership owns an indirect 38% interest in each of two corporations (collectively referred to as the "Refrigerated Storage Corporations"), that, as of September 30, 1998, owned or operated 97 refrigerated storage properties with an aggregate of approximately 515 million cubic feet (the "Refrigerated Storage Properties"). The Operating Partnership also has a 42.5% partnership interest in a partnership, the primary holdings of which consist of a 364-room executive conference center and general partner interests, ranging from one to 50%, in additional office, retail, multi-family and industrial properties.

         The following table sets forth, by subsidiary, the Properties owned by such subsidiary as of September 30, 1998:

Operating Partnership:   62 Office Properties, six Hotel Properties and five
                         Retail Properties

Crescent Real Estate     The Aberdeen, The Avallon, Caltex House, The Citadel,
Funding I, L.P.:         Continental Plaza, The Crescent Atrium,
("Funding I")            The Crescent Office Towers, Regency Plaza One, and
                         Waterside Commons


Crescent Real Estate     Albuquerque Plaza, Barton Oaks Plaza One, Briargate
Funding II, L.P.:        Office and Research Center, Hyatt Regency  Albuquerque,
("Funding II")           Hyatt Regency Beaver Creek, Las Colinas Plaza, Liberty
                         Plaza I & II, MacArthur Center I & II, Ptarmigan Place,
                         Stanford Corporate Centre, Two Renaissance Square, and
                         12404 Park Central

Crescent Real Estate            Greenway Plaza Portfolio(1)
Funding III, IV, and V, L.P.:
("Funding III, IV and V")

Crescent Real Estate            Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate            Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

----------------
(1) Funding III owns the Greenway Plaza Portfolio, except for the central heated and chilled water plant building and Coastal Tower Office Property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Operating Partnership's Registration Statement on Form S-4 (File No. 333-57954) (the "S-4 Registration Statement"), which includes information for the year ended December 31, 1997.

         Certain reclassifications have been made to previously reported amounts to conform with the current presentation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          On January 1, 1998, the Operating Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. As a result of the adoption of SFAS No. 130, comprehensive income has been displayed as part of the statement of partners' capital. During the nine months ended September 30, 1998, the Operating Partnership held securities classified as available-for-sale which had unrealized losses during the period of $9,132.

         In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. This pronouncement is effective March 19, 1998, and has no material impact on the Operating Partnership's financial statements.

         In May 1998, the EITF issued EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods," which provides that the lessor should defer recognition of contingent rental income in interim periods until the specified target that triggers the contingent rental income is achieved. This pronouncement is effective May 22, 1998, and has no material impact on the Operating Partnership's financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and has no material impact on the Operating Partnership's financial statements.

3.    EARNINGS PER SHARE:

          The Operating Partnership adopted SFAS No. 128, "Earnings Per Share" ("EPS"), for the year ended December 31, 1997, which superseded APB Opinion No. 15 for periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. Primary EPS and Fully Diluted EPS are replaced by Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------------------------------------------------------
                                                               1998                                      1997
                                               -------------------------------------------------------------------------------
                                                  Net        Wtd. Avg.     Per Unit        Net         Wtd. Avg.      Per Unit
                                                Income         Units        Amount        Income         Units         Amount
                                               -------------------------------------------------------------------------------
Basic Earnings per unit of partnership
interest -
     Net income available
         to partners                           $  29,221        66,982     $    0.44     $  34,445        56,517     $    0.61
                                                                           =========                                 =========

     Effect of Dilutive Securities:
        Unit options                                --           1,783                        --           2,181
        Assumed conversion of
            preferred units                         --           4,155                        --            --
         Additional units obligation
            relating to:
            Forward share purchase
            agreement                              1,579           374                        --            --
            Equity swap agreement                   --             364                        --            --
                                               ---------     ---------                   ---------     ---------
Diluted Earnings per unit of partnership
interest -
    Net income available
         to partners                           $  30,800        73,658     $    0.42     $  34,445        58,698     $    0.59
                                               =========     =========     =========     =========     =========     =========

                                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------------------------------------------------------
                                                                1998                                     1997
                                               -------------------------------------------------------------------------------
                                                  Net        Wtd. Avg.     Per Unit        Net         Wtd. Avg.      Per Unit
                                                Income         Units        Amount        Income         Units         Amount
                                               -------------------------------------------------------------------------------
Basic Earnings per unit of partnership
interest -
     Net income available
        to partners                            $ 118,896        66,305     $    1.79     $  83,074        50,296     $    1.65
                                                                           =========                                 =========

     Effect of Dilutive Securities:
        Unit options                                --           2,122                        --           1,903
        Assumed conversion of
           preferred units                          --           1,385                        --            --
        Additional units obligation
           relating to:
           Forward share purchase
           agreement                               1,579           125                        --            --
           Equity swap agreement                    --             121                        --            --
                                               ---------     ---------                   ---------     ---------
Diluted Earnings per unit of partnership
interest -
     Net income available
        to partners                            $ 120,475        70,058     $    1.72     $  83,074        52,199     $    1.59
                                               =========     =========     =========     =========     =========     =========

4. SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                     1998              1997
                                                                                 ------------     ------------
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:

        Interest paid                                                            $    110,067     $     52,594

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
       AND FINANCING ACTIVITIES:

       Issuance of limited partnership interests in settlement
         of obligation                                                           $      8,522     $       --
       Issuance of limited partnership interests in conjunction
         with investments                                                        $     11,450     $       --
       Unit obligation in conjunction with
         an investment                                                           $     21,000     $       --
       Mortgage note assumed in conjunction with property
         acquisitions                                                            $     46,934     $       --
       Debt incurred in conjunction with termination of equity
         swap agreement                                                          $    209,299     $       --
       Reclassification of forward share purchase agreement
         from equity to liability in conjunction with the term
         extension                                                               $    151,013     $       --
       Unrealized loss on available-for-sale securities                          $      9,132     $       --

5.   INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
     COMPANIES:

        The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies:

                                                                                   OPERATING PARTNERSHIP'S OWNERSHIP
                  ENTITY                               CLASSIFICATIONS                  AS OF SEPTEMBER 30, 1998
-------------------------------------------- ------------------------------------- -----------------------------------
Desert Mountain Development Corporation      Residential Development Corporation                 95%(1)
Houston Area Development Corp.               Residential Development Corporation                 94%(1)
The Woodlands Land Development Company, Inc. Residential Development Corporation                 95%(1)
Crescent Development Management Corp.        Residential Development Corporation                 90%(1)
Mira Vista Development Corp.                 Residential Development Corporation                 94%(1)
Crescent CS Holdings Corp.                   Crescent Refrigerated Storage Corporation           95%(2)
Crescent CS Holdings II Corp.                Crescent Refrigerated Storage Corporation           95%(2)
The Woodlands Commercial
    Properties Company, L.P.                Other (various commercial properties)                42.5%
Main Street Partners, L.P.               Other (office property - Bank One Center)               50%

---------------------

(1) See Item 2. the Residential Development Properties Table for the Residential Development Corporation's ownership interest in Residential Development Properties.

(2) Each of the Crescent Refrigerated Storage Corporations has a 40% interest in a partnership that owns one of the Refrigerated Storage Corporations. Accordingly, each of the Crescent Refrigerated Storage Corporations has an indirect 40% interest in certain of the Refrigerated Storage Properties.

         The Operating Partnership reports its share of income and losses based on its ownership interest in the respective equity investments. The following summarized information for all unconsolidated companies has been presented on an aggregated basis and classified under the captions "Residential Development Corporations," "Refrigerated Storage Corporations," and "Other," as applicable, as of September 30, 1998.

 BALANCE SHEETS AT SEPTEMBER 30, 1998:

                                                          RESIDENTIAL      REFRIGERATED
                                                          DEVELOPMENT        STORAGE
                                                          CORPORATIONS     CORPORATIONS        OTHER
                                                          ------------     ------------     ------------
    Real estate, net ................................     $    618,830     $  1,440,196     $    462,631
    Cash ............................................           20,239           12,230           30,873
    Other assets ....................................          164,456          362,777           63,910
                                                          ------------     ------------     ------------

        Total Assets ................................     $    803,525     $  1,815,203     $    557,414
                                                          ============     ============     ============

    Notes payable ...................................     $    308,399     $    630,098     $    250,000

    Notes payable to the Operating
        Partnership .................................          190,240             --              9,341
    Other liabilities ...............................           74,913          464,904           49,254

    Equity ..........................................          229,973          720,201          248,819
                                                          ------------     ------------     ------------

         Total Liabilities and Equity ...............     $    803,525     $  1,815,203     $    557,414
                                                          ============     ============     ============

    Operating Partnership's investments
        in real estate mortgages and equity of
        unconsolidated companies.....................
                                                          $    312,619     $    275,192     $    158,400
                                                          ============     ============     ============



          SUMMARY STATEMENTS OF OPERATIONS:

                                                   FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER  30,
                                                              1998
                                          -----------------------------------------------
                                           RESIDENTIAL     REFRIGERATED
                                           DEVELOPMENT       STORAGE
                                          CORPORATIONS     CORPORATIONS          OTHER
                                          ------------     ------------      ------------
     Total revenues .................     $    206,566     $    395,413      $     55,930
     Total expenses .................          182,316          396,745            47,302
                                          ------------     ------------      ------------
     Net income (loss) ..............     $     24,250     $     (1,332)     $      8,628
                                          ============     ============      ============


 Operating Partnership's equity in
        net income (loss)
        of unconsolidated companies .     $     18,375     $     (1,032)     $      3,872
                                          ============     ============      ============

6. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:


Following is a summary of the Operating Partnership's debt financing at                 Balance at
September 30, 1998:                                                                   September 30,
                                                                                           1998
                                                                                    -----------------
SECURED DEBT

LaSalle Note I bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a
25-year amortization schedule through maturity in August 2027(1), secured by the
Funding I Properties ...............................................................     $239,000

Merrill Lynch Promissory Note due December 14, 1998(2), bears interest at 30-day
LIBOR plus 75 basis, points (at September 30, 1998, the rate was 6.09%) with an
interest-only term, secured by the Houston Center mixed-use Property complex........      209,299

LaSalle Note II bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028(3), secured by the Funding
II Properties ......................................................................      161,000

LaSalle Note III due July 1999, bears interest at 30-day LIBOR plus a weighted average rate of 2.135% (at September 30, 1998 the rate was 7.79% subject to a rate cap of 10%) with an interest-only term, secured by the Funding III, IV and
V Properties .......................................................................      115,000

Chase Manhattan Note due September 30, 2001, bears interest at 30-day LIBOR plus an average rate of 1.75% (at September 30, 1998, the rate was 7.41%) with an
interest-only term, secured by Fountain Place Office Property ......................       97,123

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center
Hotel Property .....................................................................       63,500

Metropolitan Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization
schedule, secured by the Energy Centre Office Property .............................       44,541

Metropolitan Life Note III, due December 1999, bears interest at 7.74% with an
interest-only term, secured by the Datran Center Office Property ...................       40,000

Northwestern Note due January 2003, bears interest at 7.65% with an interest-only
term, secured by the 301 Congress Avenue Office Property ...........................       26,000

Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization
schedule, secured by five of The Woodlands Office Properties .......................       11,893

Nomura Funding VI Note bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through July 2020(4), secured by
the Funding VI property.............................................................        8,614

                                                                                       Balance at
                                                                                      September 30,
                                                                                           1998
                                                                                    -----------------
Metropolitan Life Note IV due December 1999, bears interest at 7.11% with monthly principal and interest payments based on a 25-year amortization
schedule, secured by the Datran Center Office Property .............................          6,821

Rigney Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization schedule, secured by a
parcel of land .....................................................................            763

UNSECURED DEBT

Line of Credit with BankBoston, N.A. ("BankBoston") ("Credit Facility") (see
description of Credit Facility below) ..............................................        750,000

Short-term BankBoston Note II due October 30, 1998, bears interest at Eurodollar rate plus 120 basis points (at September 30, 1998, the rate was 6.83%) with an
interest-only term .................................................................        100,000(5)

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only
term, due September 2007(6) ........................................................        250,000

2002 Notes bear interest at a fixed rate of 7.00% with a five-year interest-only
term, due September 2002(6) ........................................................        150,000
                                                                                         ----------

Total Notes Payable ................................................................     $2,273,554
                                                                                         ==========


----------------------------------------------

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

(2) On November 11, 1998, the Operating Partnership and Merrill Lynch agreed in principle, subject to negotiation of final documentation, to modify the note (i) to provide for a payment of $25,000 of principal on December 14, 1998, (ii) to extend its term to September 14, 1999 and
         (iii) to increase the interest rate to approximately 200 basis points above 30-day LIBOR. In connection with this extension, the Operating Partnership expects to pay an extension fee of approximately $1,500.

(3) In March 2006, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March
         2006) by making a final payment of approximately $154,000.

(4) The Operating Partnership has the option to defease the note by purchasing Treasury obligations to pay the note without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty.

(5) Prior to the maturity date of the note, the Operating Partnership repaid the note with proceeds from a new $260,000 secured variable-rate loan with a three-year interest-only term.

(6) The interest rates on the Notes were subject to temporary increase by 50 basis points in the event that a registered offer to exchange the Notes for notes of the Operating Partnership with terms identical in all material respects to the Notes was not consummated or a shelf registration statement with respect to the resale of the Notes was not declared effective by the Securities and Exchange Commission (the "SEC") on or before March 21, 1998. The interest rates on the Notes were temporarily increased by 50 basis points, since the exchange offer was not completed by March 21, 1998. The interest rates on the Notes returned to the original rates in July 1998, when the registered offer to exchange the Notes became effective. As of July 2, 1998, all of the Notes had been exchanged. The interest rates on the Notes were also subject to adjustment in the event that the Notes were assigned a rating that was not an investment grade rating by certain rating agencies. In September 1997, the Notes received a Baa3 rating (investment grade) from Moody's Investors Service, Inc. ("Moody's"). On July 28, 1998, the Notes received a BB+ rating (one level below investment grade) from Standard & Poor's ("S&P"). Because of the rating from S&P, the interest rates on the Notes increased 37.5 basis points on July 28, 1998.

CREDIT FACILITY

         On June 30, 1998, the Credit Facility was increased to $850,000 (currently limited to $750,000 of borrowing capacity, subject to increase based upon certain events), to enhance the Operating Partnership's financial flexibility in making new real estate investments. The interest rate on advances under the Credit Facility is the Eurodollar rate plus 120 basis points. The Credit Facility is unsecured and expires in June 2000. The Credit Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, and a minimum net worth requirement. As of September 30, 1998, the Operating Partnership was in compliance with all covenants. As of September 30, 1998, the interest rate was 6.83%.

7.    FORWARD SHARE PURCHASE AGREEMENT:


         On August 12, 1997, the Company entered into two transactions with affiliates of the predecessor of UBS AG ("UBS"). In one transaction, the Company sold 4,700,000 common shares to UBS for approximately $148,000 and received approximately $145,000 in net proceeds. In the other transaction, the Company entered into a forward share purchase agreement with UBS. On August 11, 1998, the Company paid a fee of approximately $3,000 to UBS in connection with the exercise by the Company and UBS of the right to extend the term of the forward share purchase agreement until August 12, 1999. In connection with the extension of the forward share purchase agreement, the Company for financial accounting purposes will account for the forward share purchase agreement as a liability rather than as equity commencing on August 12, 1998, the date of the extension.

         Under the forward share purchase agreement, the Company is committed to settle its obligations under the agreement by purchasing 4,700,000 common shares from UBS by August 12, 1999. The price to be paid by the Company for the 4,700,000 common shares (the "Settlement Price") will be determined on the date the Company settles the forward share purchase agreement and will be calculated based on the gross proceeds received by Company from the original issuance of common shares to UBS, plus a forward accretion component equal to LIBOR plus 75 basis points, minus an adjustment for the Company's distributions paid to UBS. The forward accretion component represents a guaranteed rate of return to UBS.

         The Company may fulfill its settlement obligations under the forward share purchase agreement in cash or common shares, at its option, on or before August 12, 1999. In the event that the Company elects to fulfill its settlement obligations in common shares, UBS will sell, on behalf of the Company, a sufficient number of common shares to realize the Settlement Price. If, as a result of an increase in the market price of the common shares, the number of common shares required to be sold to achieve the Settlement Price is less than the number of common shares previously issued to UBS, UBS will deliver common shares to the Company. In contrast, if, as a result of a decrease in the market price of the common shares, such number of common shares is greater than the number of common shares previously issued to UBS, the Company will deliver additional common shares to UBS.

         On a quarterly basis, if the number of common shares previously delivered to UBS is not sufficient to permit UBS to realize the Settlement Price through the sale of such common shares, the Company is obligated to deliver additional common shares to UBS. The Operating Partnership included, in the calculation of diluted earnings per unit for the quarter ended September 30, 1998, approximately 373,500 contingently issuable units. The Operating Partnership calculated this number of contingently issuable units using the Company's average share price for the quarter ended September 30, 1998 of $28.31. According to the terms of the forward share purchase agreement, had the closing share price of $25.25 on September 30, 1998 been used, approximately 700,000 additional units would have been contingently issuable. In that event, the Operating Partnership's net income-diluted per unit would have been $0.41 and $1.70, respectively, for the three and nine months ended September 30, 1998 and the net book value per unit outstanding at September 30, 1998 would have been $33.30.

         On November 12, 1998, the Company was obligated under the forward share purchase agreement, based on the $22.75 closing price of the common shares on the New York Stock Exchange on November 11, 1998, to issue approximately 2,100,000 additional common shares. If the obligation to issue such additional common shares had existed as of September 30, 1998, the Operating Partnership would have been obligated to issue approximately 1,050,000 additional units. In that event, the Operating Partnership's net income-diluted per unit would have been $0.41 and $1.69, respectively, for the three and nine months ended September 30, 1998 and the net book value per unit outstanding at September 30, 1998 would have been $33.12. To the extent that the Company and the Operating Partnership are obligated, as a result of a decline in the market price of the Company's common shares, to issue additional common shares and units in the future under the terms of the forward share purchase agreement, the issuance will reduce the Company's net income per common share and the net book value per common share and the Operating Partnership's net income per unit and net book value per unit.

8. PARTNERS' CAPITAL:

COMMON SHARE OFFERINGS

         On April 23, 1998, the Company completed an offering of 1,365,138 common shares at $32.27 per share (the "April 1998 Unit Investment Trust Offering") to Merrill Lynch. Net proceeds contributed to the Operating Partnership from the April 1998 Unit Investment Trust Offering were approximately $43,959. The net proceeds were used by the Operating Partnership to reduce borrowings outstanding under the Credit Facility.

         On September 4, 1998, the Company announced a planned rights offering. Under the proposed rights offering by the Company and the proposed rights offering by the Operating Partnership, the Company's shareholders and the Operating Partnership's unitholders will receive rights to purchase the Company's common shares and the Operating Partnership's units at an exercise price of $22 per common share and $44 per unit in an aggregate amount of approximately $215,000. The Company and the Operating Partnership currently are assessing their needs for short-term capital and, based on their evaluation, will determine the appropriate timing and terms of the rights offerings. In the event that the Company and the Operating Partnership proceed with their rights offerings and the exercise price for the common share rights and the unit rights is less than the then-current market price for the common shares and units, respectively, partners who do not exercise their rights in full will experience a decrease in their percentage ownership and economic interests in the Operating Partnership. It is expected that the Company would contribute the proceeds of the rights offerings to the Operating Partnership in exchange for an increased limited partner interest.

PREFERRED SHARE OFFERINGS

         On February 19, 1998, the Company completed an offering (the "February 1998 Preferred Offering") of 8,000,000 shares of 6 3/4% Series A convertible cumulative preferred shares (the "Series A Preferred Shares") with a liquidation preference of $25 per share. Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common share per Series A Preferred Share), subject to adjustment in certain circumstances. In connection with the February 1998 Preferred Offering, the Operating Partnership created a comparable class of preferred units which are owned by the Company. Net proceeds contributed to the Operating Partnership from the February 1998 Preferred Offering after underwriting discounts of $8,000 and other offering costs of $750 were approximately $191,250. The net proceeds from the February 1998 Preferred Offering were used by the Operating Partnership to repay borrowings under the Credit Facility. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears commencing on May 15, 1998.

         On June 30, 1998, the Company completed an offering (the "June 1998 Preferred Offering") of 6,948,734 Series B convertible preferred shares at $32.38 per share (the "Series B Preferred Shares") in an aggregate principal amount of approximately $225,000 to The Prudential Insurance Company of America and certain of its affiliates. In connection with the June 1998 Preferred Offering, the Operating Partnership created a comparable class of preferred units which are owned by the Company. The proceeds, net of professional fees, contributed to the Operating Partnership from the offering were approximately $224,750. The proceeds, net of professional fees, from the June 1998 Preferred Offering were used by the Operating Partnership to repay approximately $170,000 of short-term indebtedness and to make an indirect investment of approximately $54,750 in five additional Refrigerated Storage Properties. Based on the underwriting fees the Company has typically paid in connection with past underwritten public offerings, management estimates that if the shares had been sold in an underwritten public offering, the Company would have incurred approximately $12,000 in underwriting fees and offering costs. In that case, the Company would have been required to sell approximately 372,000 additional shares (based on the $32.38 per share price on the date of the offering) to raise the same amount of net proceeds. Holders of the Series B Preferred Shares will not be entitled to regular quarterly cash distributions, but will be entitled to receive certain extraordinary cash distributions, and stock and other non-cash distributions, if any are made. On October 7, 1998, the Series B Preferred Shares became convertible at any time, at the option of the holder. Upon the election of the holder, the Series B Preferred Shares will convert into the Company's common shares at a conversion rate which is calculated by comparing the investment return produced by the common shares of the Company and an investment return of a portfolio of equity REITs as computed by The National Association of Real Estate Investment Trusts ("NAREIT Return"). The Company has calculated that, as of September 30, 1998, the Series B Preferred Shares would have been convertible into approximately 8,300,000 common shares. The Series B Preferred Shares rank senior to the common shares and rank on a parity with the outstanding Series A Preferred Shares as to rights to receive distributions and to participate in distributions or payments upon any liquidation, dissolution or winding up of the Company. The Operating Partnership will estimate quarterly non-cash dividends, for the purposes of calculating net income available to partners, based on the NAREIT Return. This non-cash dividend will be recorded as an adjustment to retained earnings and partners' capital.

EQUITY SWAP AGREEMENT

         On February 20, 1998 and June 25, 1998, the Company issued 525,000 common shares and 759,254 common shares, respectively, to Merrill Lynch, pursuant to the terms of the equity swap agreement dated December 12, 1997, as a result of the decline in market price of the common shares from December 12, 1997 through, respectively, February 12, 1998 and June 12, 1998. The issuance of these shares did not have a material impact on the Company's net income per share or net book value per common share or the Operating Partnership's net income per unit or net book value per unit.

         Effective September 30, 1998, the Company terminated the equity swap agreement with Merrill Lynch. As of that date, the Company repurchased the 6,659,254 common shares held by Merrill Lynch and terminated the additional contingent share obligation provided for under that agreement by issuing a $209,299 promissory note due December 14, 1998. This note, which bears interest at the rate of 75 basis points above 30-day LIBOR is secured by a first mortgage lien on the Houston Center mixed-use Property complex. On November 11, 1998, the Operating Partnership and Merrill Lynch agreed in principle, subject to negotiation of final documentation, to modify the note (i) to provide for a payment of $25,000 of principal on December 14, 1998, (ii) to extend its term to September 14, 1999 and (iii) to increase the interest rate to approximately 200 basis points above 30-day LIBOR. In connection with this extension, the Operating Partnership expects to pay an extension fee of approximately
$1,500.

DISTRIBUTIONS

COMMON SHARES

         On February 3, 1998, the Operating Partnership paid a cash distribution of $49,697 to its partners.

         On May 5, 1998, the Operating Partnership paid a cash distribution of $49,965 to its partners.

         On August 4, 1998, the Operating Partnership paid a cash distribution of $50,908 to its partners.

PREFERRED SHARES

         On May 15, 1998, the Operating Partnership paid a cash distribution of $3,264 to the Company, as the sole holder of Series A preferred units. The initial quarterly distribution was from the issue date (February 19, 1998) of the Series A preferred units to May 15, 1998.

         On August 14, 1998, the Operating Partnership paid a cash distribution of $3,376 to the Company, as the sole holder of Series A preferred units.

9.  ACQUISITIONS AND RECENT INVESTMENT DEVELOPMENTS:

OFFICE, RETAIL AND HOTEL PROPERTIES

         During the nine months ended September 30, 1998, the Operating Partnership acquired the following Properties from unrelated third parties. The Properties are owned in fee simple or pursuant to a lessee's interest under a ground lease. The Operating Partnership funded these acquisitions through borrowings under the Credit Facility and borrowings under a short-term note with BankBoston, which has subsequently been repaid.

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
      Post Oak Central         2/13/98    Houston, TX          100        $  155,250    N/A         N/A         1,278,000
      Washington Harbour       2/25/98    Washington, D.C.     100        $  161,000    N/A         N/A           536,000
      Datran Center             5/1/98    Miami, FL            100        $   70,550    N/A         N/A           472,000
      BP Plaza                 6/30/98    Houston, TX          100        $   79,100    N/A         N/A           561,000

          On September 10, 1998, the Operating Partnership and The Prudential Insurance Company of America ceased negotiations regarding the purchase of Woodfield Corporate Center, Two Town Center and 6701 Tower office properties.

REFRIGERATED STORAGE PROPERTIES

         In April 1998, the Refrigerated Storage Corporations refinanced $607,000 of secured and unsecured debt with a weighted average rate of approximately 12% with a $550,000 non-recourse, ten-year loan secured by 58 refrigerated storage properties with an interest rate of 6.89%.

         On June 1, 1998, one of the Refrigerated Storage Corporations acquired nine Refrigerated Storage Properties from Freezer Services, Inc. for approximately $134,000. On July 1, 1998, one of the Refrigerated Storage Corporations acquired five Refrigerated Storage Properties from Carmar Group for approximately $163,000. These Properties contain approximately 90 million cubic feet of refrigerated storage space. The Operating Partnership's cash investment in connection with the acquisitions from Freezer Services, Inc. and Carmar Group was approximately $36,700 and $55,900 respectively.

BEHAVIORAL HEALTHCARE PROPERTIES

           On March 3, 1998, Crescent Operating, Inc. ("COI") entered into an agreement to acquire Magellan's 50% interest in Charter Behavioral Health Systems, LLP ("CBHS") in exchange for $30,000 in common stock of COI. However, on August 19, 1998, Magellan and COI each announced that negotiations for the sale of Magellan's interest in CBHS to COI had been terminated.

10.  PENDING INVESTMENT

         On July 9, 1998, the Company announced that, together with Reckson Associates Realty Corporation ("Reckson"), it had entered into a merger agreement (as amended and restated, the "Merger Agreement") pursuant to which Metropolitan Partners, LLC ("Metropolitan"), a newly formed limited liability company owned equally by the Operating Partnership and Reckson (collectively, the "Buying Entities"), would acquire Tower Realty Trust ("Tower") for an aggregate purchase price of approximately $733,000 (the "Merger"). The Merger Agreement provides for payment of the purchase price in a combination of cash, common shares of the Company and Reckson, and assumption of debt by Metropolitan.

         On November 2, 1998, Tower filed suit against the Buying Entities for declaratory and other relief, including damages of not less than $75,000, arising out of the alleged anticipatory repudiation by the Buying Entities of the Merger Agreement. Tower's lawsuit followed meetings in which representatives of the Buying Entities had questioned, among other things, whether certain conditions to closing could be met by Tower. The Buying Entities have advised Tower that they have not terminated the Merger Agreement and consider the Merger Agreement to be in full force and effect, subject to its terms and conditions. The Company intends to contest Tower's claims vigorously. As with any litigation, however, it is not possible to predict the outcome of the pending action. The Operating Partnership believes, however, that the pending action will not have a material adverse effect on the Operating Partnership's financial condition or results of operations.

11.   PRO FORMA FINANCIAL INFORMATION

         The pro forma financial information for the nine months ended September 30, 1998 assumes the completion, in each case as of January 1, 1998, of (i) the February 1998 Preferred Offering; (ii) the April 1998 Unit Investment Trust Offering, (iii) the June 1998 Preferred Offering; (iv) the 1998 completed investments (see Note 9), subsequent events (see Note 13), and related financing and share and unit issuances; (v) the termination of the equity swap agreement with Merrill Lynch; and (vi) the reclassification, for financial accounting purposes, of the forward share purchase agreement with UBS as a liability rather than as equity. Due to the pending suit by Tower and because the Buying Entities believe that Tower may be unable to satisfy certain conditions to closing, the Operating Partnership has presented the pro forma financial information below to include, and in the alternative to exclude the Pending Investment (see Note 10). The pro forma information assumes, as of January 1, 1998, that all offering proceeds were used for repayment of indebtedness incurred for investments.

                                                                                     For the nine months ended
                                                                                         September 30, 1998
                                                 For the nine months ended               (Excluding Pending
                                                     September 30, 1998                     Investment)
                                              ---------------------------------    ------------------------------
           Total revenues                              $    522,094                         $    522,094
           Operating income                            $     87,004                         $     91,144
           Income before minority interests            $    116,931                         $    113,508


           Net income available to partners            $    105,800                         $    102,377

           Per unit of partnership interest data:
                Net income - Basic                     $       1.63                         $       1.61
                Net income - Diluted                   $       1.49                         $       1.46

         The pro forma operating results combine the Operating Partnership's consolidated historical statement of operations for the nine months ended September 30, 1998 with the following adjustments:

         (i) Adjustment to rental income and operating expenses for the 1998 acquired office properties;

         (ii) Adjustment to depreciation based on acquisition prices associated with the 1998 acquired office, hotel and golf course properties;

         (iii) Adjustment to rental income for the 1998 acquired hotel and golf course properties to reflect the lease payment (base rent and percentage rent) from the hotel and golf course lessee to the Operating Partnership as calculated by applying the rent provisions (as defined in the lease agreements) to the historical revenues of the hotel and golf course properties;

         (iv) Adjustment to equity in net income of unconsolidated companies for the Refrigerated Storage Corporations 1998 acquired Refrigerated Storage Properties;

         (v) Adjustment to increase interest expense as a result of interest costs for long and short-term financing for investments; and

         (vi) Adjustment to reflect prorated preferred distributions in connection with the February 1998 Preferred Offering.

         These pro forma amounts are not necessarily indicative of what the actual financial position or results of operations of the Operating Partnership would have been assuming the above investments had been consummated as of the beginning of the period, nor do they purport to represent the future financial position or results of operations of the Operating Partnership.

12.      COMMITMENTS AND CONTINGENCIES:

         The Company was a party to an Agreement and Plan of Merger, dated January 16, 1998, as amended (the "Merger Agreement"), between the Company and Station Casinos, Inc. ("Station"). Pursuant to the Merger Agreement, Station would have merged with and into the Company (the "Merger"). On July 27, 1998, Station canceled its joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger. The Company subsequently notified Station that it was exercising its termination rights under the Merger Agreement based on Station's material breaches of the Merger Agreement. Under the Merger Agreement, the Company has the right to terminate the Merger Agreement if a material breach by the other party is not cured within 10 business days after notice. The Company subsequently notified Station that the Merger Agreement had been terminated in accordance with its terms. Station and the Company are currently involved in litigation relating to the Merger Agreement. Each of Station and the Company are seeking damages from the other and declaratory relief. In addition, the action by Station seeks, among other matters, an order of specific performance requiring the Company to purchase $115,000 of a class of Station's redeemable preferred stock.

         The Company has stated that it intends to contest Station's claims vigorously. As with any litigation, however, it is not possible to predict the resolution of the pending actions. The Company believes, however, that the pending action will not have a material adverse effect on the Company's financial condition or results of operations.

         See Note 10 for a description of pending litigation to which the Company and Tower are parties.

13.   SUBSEQUENT EVENTS:

DISTRIBUTION

         On November 3, 1998, the Operating Partnership paid a cash distribution of $70,045 to its partners.

ACQUISITION

         On October 13, 1998, the Operating Partnership acquired Sonoma Golf Course, an 18-hole golf course located in Sonoma County, California, for approximately $15,250. The course is near the Sonoma Mission Inn and Spa and has a 4,000 square foot club house with a banquet facility. The Operating Partnership simultaneously entered into an 8-year lease of the property with COI. The Operating Partnership believes that golf course will enhance the amenities provided to the Sonoma Mission Inn and Spa hotel guests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND HISTORICAL RESULTS OF OPERATIONS

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal and recurring nature. The information herein should be read in conjunction with the more detailed information contained in the S-4 Registration Statement, which includes information for the year ended December 31, 1997. Capitalized terms used but not otherwise defined herein, shall have the meanings ascribed to those terms in the footnotes to the financial statements.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Operating Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are set forth in the Company's Current Report on Form 8-K/A dated April 17, 1998 and filed August 13, 1998. Among the factors that might cause such a difference are the following: changes in real estate conditions (including rental rates and competing properties) or in industries in which the Operating Partnership's principal tenants compete; the Operating Partnership's ability to timely lease unoccupied square footage and timely release occupied square footage upon expiration; the Operating Partnership's ability to generate revenues sufficient to meet debt service payments and other operating expenses; financing risks, such as the availability of funds sufficient to service existing debt, changes in interest rates associated with its variable rate debt, the availability of equity and debt financing terms acceptable to the Operating Partnership, the possibility that the Operating Partnership's outstanding debt (which requires so-called "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Operating Partnership and the fact that interest rates under the Credit Facility and certain of the Operating Partnership's other financing arrangements may increase; the concentration of a significant percentage of the Operating Partnership's assets in Texas and Colorado; the existence of complex regulations relating to the Company's status as a real estate investment trust and the adverse consequences of the failure to qualify as such; changes in general economic conditions; risks related to certain ongoing litigation with Station and Tower; the Operating Partnership's inability to control the management and operation of its residential development properties, its tenants and the businesses associated with its investment in refrigerated storage properties; and other risks detailed from time to time in the Operating Partnership's and the Company's filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Operating Partnership undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Total revenues increased approximately $59.7 million, or 49.7%, to $179.8 million for the three months ended September 30, 1998, as compared to $120.1 million for the three months ended September 30, 1997. The increase in Office and Retail Property revenues of $54.0 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998, which resulted in $18.2 million of incremental revenues; (ii) the acquisition of 26 Office Properties and one Retail Property in 1997, which resulted in $28.7 million of incremental revenues; and (iii) an increase in Office and Retail Property revenues of $7.1 million from Properties owned as of January 1, 1997, which is primarily due to rental rate and occupancy increases at these Properties. The increase in Hotel Property revenues of $3.8 million is primarily attributable to the acquisition of three full-service Hotel Properties in 1997, which resulted in $3.4 million of incremental revenues. The increase in interest and other income of $1.9 million is primarily attributable to (i) a $23.9 million increase in notes receivable as a result of loans to Crescent Operating, Inc. ("COI") and
(ii) interest earned on available cash.

         Total expenses increased $70.0 million, or 81.1%, to $156.3 million for the three months ended September 30, 1998, as compared to $86.3 million for the three months ended September 30, 1997. The increase in rental property operating expenses of $22.8 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998, which resulted in $7.4 million of incremental expenses; (ii) the acquisition of 26 Office Properties and one Retail Property in 1997, which resulted in $12.6 million of incremental expenses; and (iii) an increase in Office and Retail Property expenses of $2.8 million from Properties owned as of January 1, 1997, which is primarily due to occupancy increases at these Properties. Depreciation and amortization expense increased $9.2 million primarily due to the acquisitions of Office, Retail and Hotel Properties in 1997 and 1998. The increase in interest expense of $16.1 million is primarily attributable to: (i) $6.6 million of interest payable under the Notes due 2002 and Notes due 2007, which were issued in a private offering in September 1997;
(ii) $1.8 million of interest payable under the Chase Manhattan Note, which was assumed in connection with the acquisition of Fountain Place in November 1997;
(iii) $.8 million of interest payable under the Metropolitan Life Note I, which was assumed in connection with the acquisition of Energy Centre in December 1997; (iv) $.9 million of interest payable under the Metropolitan Life Notes III and IV, which were assumed in connection with the acquisition of Datran Center in May of 1998; (v) $1.2 million of incremental interest associated with the reclassification of the UBS forward share purchase agreement to a liability following an extension of the term on August 12, 1998; and (vi) $3.9 million of incremental interest payable due to draws under the Credit Facility and short-term borrowings with BankBoston (average balance outstanding for third quarter 1998 and 1997 was $728.5 million and $510.3 million, respectively). All of these financing arrangements were used to fund investments and working capital. The increase in corporate general and administrative expense of $2.0 million is primarily attributable to incremental costs associated with the operations of the Operating Partnership as a result of property additions to the Operating Partnership's portfolio and the implementation in May 1998, of EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", by the Operating Partnership. An additional increase in total expenses of $18.4 million is due to a non-recurring write-off of costs associated with terminated acquisitions.

         Equity in net income of unconsolidated companies increased $8.2 million, or 745.5%, to $9.3 million for the three months ended September 30, 1998, as compared to $1.1 million for the three months ended September 30, 1997. The increase is primarily attributable to: (i) an increase in equity in net income of Residential Development Corporations of $4.8 million which is primarily attributable to: (a) the investment in The Woodlands Land Development Company, Inc. in July 1997, and Desert Mountain Development Corporation in August 1997, which resulted in $2.7 million of incremental net income; and (b) an increase in sales of lots by Mira Vista Development Corporation, which resulted in $1.4 million of incremental net income; (ii) an increase in equity in net income of Refrigerated Storage Corporations of $.5 million, which is primarily attributable to the incremental net income as a result of the investment in the Crescent Refrigerated Storage Corporations in October 1997; and (iii) an increase in equity in net income of other unconsolidated companies of $2.9 million is primarily attributable to the investment in The Woodlands Commercial Properties Company, L.P. in July 1997.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Total revenues increased approximately $209.9 million, or 69.9%, to $510.0 million for the nine months ended September 30, 1998, as compared to $300.1 million for the nine months ended September 30, 1997. An increase in Office and Retail Property revenues of $162.6 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998, which resulted in $37.0 million of incremental revenues; (ii) the acquisition of 26 Office Properties and one Retail Property in 1997, which resulted in $103.4 million of incremental revenues; and (iii) an increase in Office and Retail Property revenues of $22.2 million from Properties owned as of January 1, 1997, which is primarily due to rental rate and occupancy increases at these Properties. The increase in Hotel Property revenues of $11.9 million is primarily attributable to the acquisition of three full-service Hotel Properties in 1997, which resulted in $10.1 million of incremental revenues. The increase in Behavioral Healthcare Property revenues of $25.5 million is attributable to the acquisition of the Behavioral Healthcare Properties in June 1997. The increase in interest and other income of $9.9 million is primarily attributable to (i) the sale of marketable securities and (ii) the $112.9 million increase in notes receivable as a result of (a) the May 1997 acquisition of certain notes included in the Carter-Crowley portfolio and (b) loans to COI.

         Total expenses increased $180.9 million, or 81.4%, to $403.0 million for the nine months ended September 30, 1998, as compared to $222.1 million for the nine months ended September 30, 1997. The increase in rental property operating expenses of $68.5 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998, which resulted in $14.1 million of incremental expenses; (ii) the acquisition of 26 Office Properties and one Retail Property in 1997, which resulted in $48.2 million of incremental expenses; and (iii) an increase in Office and Retail Property expenses of $6.2 million from Properties owned as of January 1, 1997, which is primarily due to occupancy increases at these Properties. Depreciation and amortization expense increased $33.8 million primarily due to the acquisitions of Office, Retail, Hotel and the Behavioral Healthcare Properties in 1997 and 1998. The increase in interest expense of $56.6 million is primarily attributable to: (i) $21.2 million of interest payable under the Notes due 2002 and Notes due 2007, which were issued in a private offering in September 1997; (ii) $5.6 million of interest payable under the Chase Manhattan Note, which was assumed in connection with the acquisition of Fountain Place in November 1997; (iii) $3.9 million of interest payable on the BankBoston Note II, which the Operating Partnership entered into in August 1997; (iv) $2.3 million of interest payable under the Metropolitan Life Note I, which was assumed in connection with the acquisition of Energy Centre in December 1997; (v) $1.5 million of interest payable under the Metropolitan Life Notes III and IV, which were assumed in connection with the acquisition of Datran Center in May 1998; (vi) $1.2 million of incremental interest associated with the reclassification of the UBS forward share purchase agreement to a liability following an extension of the terms on August 11, 1998; and (vii) $21.3 million of incremental interest payable due to draws under the Credit Facility and short-term borrowings with BankBoston (average balance outstanding for nine months ended September 30, 1998 and 1997 was $769.8 million and $352.8 million, respectively). All of these financing arrangements were used to fund investments and working capital. The increase in corporate general and administrative expense of $1.2 million is primarily attributable to the incremental costs associated with the operations of the Operating Partnership as a result of property additions to the Operating Partnership's portfolio and the implementation in May 1998, of EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" by the Operating Partnership. An additional increase in total expenses of $18.4 million is due to a non-recurring write-off of costs associated with terminated acquisitions.

         Equity in net income of unconsolidated companies increased $14.9 million, or 236.5%, to $21.2 million for the nine months ended September 30, 1998, as compared to $6.3 million for the nine months ended September 30, 1997. The increase is primarily attributable to: (i) an increase in net income of Residential Development Corporations of $14.6 million which is primarily attributable to the investment in The Woodlands Land Development Company, Inc. in July 1997, and Desert Mountain Development Corporation in August 1997, which resulted in $10.9 million of incremental net income and (ii) an increase in equity in net income of other unconsolidated companies of $1.4 million is primarily attributable to the investment in The Woodlands Commercial Properties Company, L.P. in July 1997, which resulted in $4.0 million of incremental net income partially offset by the 1997 distributions received of $3.1 million from the Operating Partnership's investment in HBCLP, Inc. (the primary asset of which is the investment in Hudson Bay Partners, L.P., an investment partnership in which the Operating Partnership holds an effective 95% economic interest). The increase in equity in net income of Residential Development Corporations and other unconsolidated companies is partially offset by an incremental loss of $1.0 million from investments in the Crescent Refrigerated Storage
Corporations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $89.4 million and $66.1 million at September 30, 1998 and December 31, 1997, respectively. The increase is attributable to $603.8 million and $181.4 million of cash provided by financing and operating activities, respectively, offset by $761.9 million used in investing activities. The Operating Partnership's inflow of cash provided by financing activities is primarily attributable to net borrowings under the Credit Facility ($400.0 million), net proceeds from the February and June 1998 Preferred Offerings ($416.0 million) and net proceeds from the April 1998 Unit Investment Trust Offering ($44.0 million). The inflow from cash provided by financing activities is partially offset by (i) distributions paid to common shareholders and unitholders ($149.9 million); (ii) net payments under the short-term $250 million BankBoston Note due July 1998 ($92.8 million); and (iii) distributions paid to preferred shareholders ($8.3 million). The inflow from operating activities is primarily attributable to property operations, and is partially offset by the decrease in accounts payable due to the payment of real estate taxes and increased investment in marketable securities. The Operating Partnership utilized $761.9 million of cash flow primarily in the following investing activities: (i) the acquisition of nine Office Properties and one Hotel Property ($527.1 million); (ii) recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties ($53.7 million); (iii) capital expenditures for rental properties ($35.1 million) primarily attributable to non-recoverable building improvements for the Office and Retail Properties, and replacement of furniture, fixtures and equipment for the Hotel Properties; (iv) development of investment properties ($14.8 million);
(v) increased investment in unconsolidated companies ($120.5 million), which is primarily attributable to the additional investment in the Crescent
Refrigerated Storage Corporations and (vi) increased notes receivable ($15.5 million) which is primarily due to loans to COI.

         On February 19, 1998, the Company completed the February 1998 Preferred Offering, which was an offering of 8,000,000 shares of 6 3/4% Series A convertible cumulative preferred shares with a liquidation preference of $25 per share. Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. In connection with the February 1998 Preferred Offering, the Operating Partnership created a comparable class of preferred units which are owned by the Company. Net proceeds contributed to the Operating Partnership from the February 1998 Preferred Offering, after underwriting discounts of $8.0 million and other offering costs of approximately $.8 million, were approximately $191.2 million. The net proceeds from the February 1998 Preferred Offering were used by the Operating Partnership to repay borrowings under the Credit Facility. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears commencing on May 15, 1998. The dividend represents an annualized dividend of $1.69 per share, or $.42 per share quarterly.

         On April 23, 1998, the Company completed an offering of 1,365,138 common shares at $32.27 per share to Merrill Lynch. Net proceeds contributed to the Operating Partnership from the April 1998 Unit Investment Trust Offering were approximately $44.0 million. The net proceeds were used by the Operating Partnership to reduce borrowings outstanding under the Credit Facility.

         On June 30, 1998, the Company completed the June 1998 Preferred Offering which was an offering of 6,948,734 Series B convertible preferred shares in an aggregate principal amount of approximately $225.0 million to The Prudential Insurance Company of America and certain of its affiliates. In connection with the June 1998 Preferred Offering, the Operating Partnership created a comparable class of preferred units which are owned by the Company. The proceeds, net of professional fees, contributed to the Operating Partnership from the June 1998 Preferred Offering were approximately $224.8 million. The proceeds, net of professional fees, from the June 1998 Preferred Offering were used by the Operating Partnership to repay approximately $170.0 million of short-term indebtedness and to make an indirect investment of approximately $54.8 million in five additional Refrigerated Storage Properties. Based on the underwriting fees the Company has typically paid in connection with past underwritten public offerings, management estimates that if the shares had been sold in an underwritten public offering, the Company would have incurred approximately $12 million in underwriting fees and offering costs. In that case, the Company would have been required to sell approximately 372,000 additional shares (based on the $32.38 per share price on the date of the offering) to raise the same amount of net proceeds. Holders of the Series B Preferred Shares will not be entitled to regular quarterly cash distributions, but will be entitled to receive certain extraordinary cash distributions, and stock and other non-cash distributions, if any are made. On October 7, 1998, the Series B Preferred Shares became convertible at any time, at the option of the holder. Upon the election of the holder, the Series B Preferred Shares will convert into the Company's common shares at a conversion rate which is calculated by comparing the investment return produced by the common shares of the Company and an investment return of a portfolio of equity REIT's as computed by NAREIT. The Company has calculated that, as of September 30, 1998, the Series B Preferred Shares would have been convertible into approximately 8.3 million common shares. The Series B Preferred Shares rank senior to the common shares and rank on a parity with the outstanding Series A Preferred Shares as to rights to receive distributions and to participate in distributions or payments upon any liquidation, dissolution or winding up of the Company. The Operating Partnership will estimate quarterly non-cash dividends, for the purposes of calculating net income available to partners, based on the NAREIT Return. This non-cash dividend will be recorded as an adjustment to retained earnings and partners' capital.

         On August 12, 1997, the Company entered into two transactions with affiliates of UBS. In one transaction, the Company sold 4,700,000 common shares to UBS for approximately $148 million and received approximately $145 million in net proceeds. In the other transaction, the Company entered into a forward share purchase agreement with UBS. On August 11, 1998, the Company paid a fee of approximately $3 million to UBS in connection with the exercise by the Company and UBS of the right to extend the term of the forward share purchase agreement until August 12, 1999. In connection with the extension of the forward share purchase agreement, the Operating Partnership for financial accounting purposes will account for the forward share purchase agreement as the issuance of a liability rather than as equity commencing on August 12, 1998, the date of the extension.

         Under the forward share purchase agreement, the Company is committed to settle its obligations under the agreement by purchasing 4,700,000 common shares from UBS by August 12, 1999. The price to be paid by the Company for the 4,700,000 common shares (the "Settlement Price") will be determined on the date the Company settles the forward share purchase agreement and will be calculated based on the gross proceeds received by Company from the original issuance of common shares to UBS, plus a forward accretion component equal to LIBOR plus 75 basis points, minus an adjustment for the Company's distributions paid to UBS. The forward accretion component represents a guaranteed rate of return to UBS.

         The Company may fulfill its settlement obligations under the forward share purchase agreement in cash or common shares, at its option, at any time on or before August 12, 1999.

         In the event that the Company elects to fulfill its settlement obligations in cash, it will decrease the Operating Partnership's liquidity. Accordingly, the Company will evaluate its sources of capital and the potential uses of its capital at the time that settlement is required under the forward share purchase agreement or at such earlier time as it determines to settle the agreement.

         In the event that the Company elects to fulfill its settlement obligations in common shares, UBS will sell, on behalf of the Company, a sufficient number of common shares to realize the Settlement Price. If, as a result of an increase in the market price of the common shares, the number of common shares required to be sold to achieve the Settlement Price is less than the number of common shares previously issued to UBS, UBS will deliver common shares to the Company. In contrast, if, as a result of a decrease in the market price of the common shares, such number of common shares is greater than the number of common shares previously issued to UBS, the Company will deliver additional common shares to UBS.

         On a quarterly basis, if the number of common shares previously delivered to UBS is not sufficient to permit UBS to realize the Settlement Price through the sale of such common shares, the Company is obligated to deliver additional common shares to UBS. The Operating Partnership included, in the calculation of diluted earnings per unit for the quarter ended September 30, 1998, approximately 373,500 contingently issuable units. The Operating Partnership calculated this number of contingently issuable units using the Company's average share price for the quarter ended September 30, 1998 of $28.31. According to the terms of the forward share purchase agreement, had the closing share price of $25.25 on September 30, 1998 been used, approximately 700,000 additional units would have been contingently issuable. In that event, the Operating Partnership's net income-diluted per unit would have been $0.41 and $1.70, respectively, for the three and nine months ended September 30, 1998 and the net book value per unit outstanding at September 30, 1998 would have been $33.30.

         On November 12, 1998, the Company was obligated under the forward share purchase agreement, based on the $22.75 closing price of the common shares on the New York Stock Exchange on November 11, 1998, to issue approximately 2,100,000 additional common shares. If the obligation to issue such additional common shares had existed as of September 30, 1998, the Operating Partnership would have been obligated to issue approximately 1,050,000 additional units. In that event, the Operating Partnership's net income-diluted per unit would have been $0.41 and $1.69, respectively, for the three and nine months ended September 30, 1998 and the net book value per unit outstanding at September 30, 1998 would have been $33.12. To the extent that the Company and the Operating Partnership are obligated, as a result of a decline in the market price of the Company's common shares, to issue additional common shares and units in the future under the terms of the forward share purchase agreement, the issuance will reduce the Company's net income per common share and net book value per common share and the Operating Partnership's net income per unit and net book value per unit.

         The Company currently is evaluating various alternatives that would result in the settlement of the agreement prior to the expiration date on August 12, 1999.

         On February 20, 1998 and June 25, 1998, the Company issued 525,000 common shares and 759,254 common shares, respectively, to Merrill Lynch, pursuant to the terms of the equity swap agreement dated December 12, 1997, as a result of the decline in market price of the common shares from December 12, 1997, through, respectively, February 12, 1998 and June 12, 1998. The issuance of these shares did not have a material impact on the Company's net income per common share or net book value per common share or the Operating Partnership's net income per unit or net book value per unit.

         Effective September 30, 1998, the Company terminated the equity swap agreement with Merrill Lynch. As of that date, the Company repurchased the 6,659,254 common shares held by Merrill Lynch and terminated the additional contingent share obligation provided for under that arrangement by issuing a $209.3 million promissory note due December 14, 1998. This note, which bears interest at the rate of 75 basis points above 30-day LIBOR is secured by a first mortgage lien on the Houston Center mixed-use Property complex. On November 11, 1998, the Operating Partnership and Merrill Lynch agreed in principle, subject to negotiation of final documentation, to modify the note (i) to provide for a payment of $25 million of principal on December 14, 1998, (ii) to extend its term to September 14, 1999 and (iii) to increase the interest rate to approximately 200 basis points above 30-day LIBOR. In connection with this extension, the Operating Partnership expects to pay an extension fee of approximately $1.5 million.

         On September 4, 1998, the Company announced a planned rights offering. Under the proposed rights offering by the Company and the proposed rights offering by the Operating Partnership, the Company's shareholders and the Operating Partnership's unitholders will receive rights to purchase the Company's common shares and the Operating Partnership's units at an exercise price of $22 per common share and $44 per unit in an aggregate amount of approximately $215,000. The Company and the Operating Partnership currently are assessing their needs for short-term capital and, based on their evaluation, will determine the appropriate timing and terms of the rights offerings. In the event that the Company and the Operating Partnership proceed with their rights offerings and the exercise price for the common share rights and the unit rights is less than the then-current market price for the common shares and units, respectively, partners who do not exercise their rights in full will experience a decrease in their percentage ownership and economic interests in the Operating Partnership. It is expected that the Company would contribute the proceeds of the rights offering to the Operating Partnership in exchange for an increased limited partner interest.

         The Company was a party to the Merger Agreement between the Company and Station. Pursuant to the Merger Agreement, Station would have merged with and into the Company. On July 27, 1998, Station canceled its joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger. The Company subsequently notified Station that it was exercising its termination rights under the Merger Agreement based on Station's material breaches of the Merger Agreement. Under the Merger Agreement, the Company has the right to terminate the Merger Agreement if a material breach by the other party is not cured within 10 business days after notice. The Company subsequently notified Station that the Merger Agreement had been terminated in accordance with its terms. Station and the Company are currently involved in litigation relating to the Merger Agreement. Each of Station and the Company are seeking damages from the other and declaratory relief. In addition, the action by Station seeks, among other matters, an order of specific performance requiring the Company to purchase $115 million of a class of Station's redeemable preferred stock.

         The Company intends to contest Station's claims vigorously. As with any litigation, however, it is not possible to predict the resolution of the pending actions. The Operating Partnership believes, however, that the pending action will not have a material adverse effect on the Operating Partnership's financial condition or results of operations.

         The Company is a party to the Merger Agreement pursuant to which Metropolitan (a newly formed limited liability company owned equally by the Operating Partnership and Reckson) would merge with Tower. On November 2, 1998, Tower filed suit against Reckson, the Company and the general partner of Metropolitan for declaratory and other relief, including damages of not less than $75 million, arising out of the alleged anticipatory repudiation by Reckson, the Company and the general partner of Metropolitan of the Merger Agreement. The Company has advised Tower that it has not terminated the Merger Agreement and considers the Merger Agreement to be in full force and effect, subject to its terms and conditions.

         The Company intends to contest Tower's claims vigorously. As with any litigation, however, it is not possible to predict the outcome of the pending action. The Operating Partnership believes, however, that the pending action will not have a material adverse effect on the Operating Partnership's financial condition or results of operations.

         As of November 12, 1998, the Operating Partnership had no commitments for investment property acquisition or development costs or for other material capital expenditures except as described above.

         The Operating Partnership expects to meet its short-term liquidity requirements primarily through cash flow provided by operating activities. The Operating Partnership believes that cash flow provided by operating activities will be adequate to fund normal recurring operating expenses, debt service requirements, recurring capital expenditures and distributions to shareholders and unitholders, as well as non-recurring capital expenditures, such as tenant improvement and leasing costs related to previously unoccupied space. To the extent the Operating Partnership's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures, the Operating Partnership expects to finance such activities with available cash reserves or additional debt financing.

          The Operating Partnership expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of November 12, 1998, the Operating Partnership's long-term liquidity requirements consisted primarily of maturities under the Operating Partnership's fixed and variable rate debt.

         Debt and equity financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include additional proceeds from the refinancing of existing secured and unsecured debt, obtaining additional debt secured by existing investment properties or by investment property acquisitions or developments and from issuances by the Operating Partnership of units or by the Company of common shares to existing holders or in exchange for contributions of investment properties.

The significant terms of the Operating Partnership's primary debt financing arrangements are shown below (dollars in thousands):

                                                          INTEREST                                   BALANCE
                                                           RATE                                     OUTSTANDING
                                          MAXIMUM           AT             EXPIRATION                   AT
              DESCRIPTION                BORROWINGS       9/30/98              DATE                   9/30/98
----------------------------------------------------------------------------------------------------------------
Secured Fixed Rate Debt:
  LaSalle Note I                        $    239,000           7.83%        August 2027(1)        $      239,000
  LaSalle Note II                            161,000           7.79         March 2028(2)                161,000
  CIGNA Note                                  63,500           7.47         December 2002                 63,500
  Metropolitan Life Note I                    11,893           8.88         September 2001                11,893
  Metropolitan Life Note II                   44,541           6.93         December 2002                 44,541
  Metropolitan Life Note III                  40,000           7.74         December 1999                 40,000
  Metropolitan Life Note IV                    6,821           7.11         December 1999                  6,821
  Northwestern Life Note                      26,000           7.65          January 2003                 26,000
  Nomura Funding VI Note                       8,614          10.07          July 2020(3)                  8,614
  Rigney Promissory Note                         763           8.50         November 2012                    763
                                        ------------     ----------                               --------------
     Subtotal/Weighted Average          $    602,132           7.75%                              $      602,132
                                        ============     ==========                               ==============
Secured Capped Variable Rate Debt:
  LaSalle Note III                      $    115,000           7.79%          July 1999           $      115,000
                                        ============     ==========                               ==============


Secured Variable Rate Debt:
  Merrill Lynch Note                    $    209,299           6.09%       December 1998(4)       $      209,299
  Chase Manhattan Note                        97,123           7.41         September 2001                97,123
                                        ------------     ----------                               --------------
          Subtotal/Weighted Average     $    306,422           6.51%                              $      306,422
                                        ============     ==========                               ==============

Unsecured Fixed Rate Debt:
  Notes due 2007(5)                     $    250,000           7.50%        September 2007        $      250,000
  Notes due 2002(5)                          150,000           7.00         September 2002               150,000
                                        ------------     ----------                               --------------
     Subtotal/Weighted Average          $    400,000           7.31%                              $      400,000
                                        ============     ==========                               ==============

Unsecured Variable Rate Debt:
  Line of Credit                        $    750,000           6.83%          June 2000           $      750,000
  BankBoston Note II                         100,000           6.83          October 1998                100,000(6)
                                        ------------     ----------                               --------------
     Subtotal/Weighted Average          $    850,000           6.83%                              $      850,000
                                        ============     ==========                               ==============
TOTAL/WEIGHTED AVERAGE                  $  2,273,554           7.16%                              $    2,273,554
                                        ============     ==========                               ==============

------------------------

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

(3) The Operating Partnership has the option to defease the note by purchasing Treasury obligations to pay the note without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty.

(4) On November 11, 1998, the Operating Partnership and Merrill Lynch agreed in principle, subject to negotiation of final documentation, to modify the note (i) to provide for a payment of $25 million of principal on December 14, 1998, (ii) to extend its term to September 14, 1999 and (iii) to increase the interest rate to approximately 200 basis points above 30-day LIBOR. In connection with this extension, the Operating Partnership expects to pay an extension fee of approximately $1.5 million.

(5) The interest rates on the Notes were subject to temporary increase by 50 basis points in the event that a registered offer to exchange the Notes for notes of the Operating Partnership with terms identical in all material respects to the Notes was not consummated or a shelf registration statement with respect to the resale of the Notes was not declared effective by the Securities and Exchange Commission ( the "SEC") on or before March 21, 1998. The interest rates on the Notes were temporarily increased by 50 basis points, since the exchange offer was not completed by March 21, 1998. The interest rates on the Notes returned to the original rates in July 1998, when the registered offer to exchange the Notes became effective. As of July 2, 1998, all of the Notes had been exchanged. The interest rates on the Notes were also subject to adjustment in the event that the Notes were assigned a rating that was not an investment grade rating, by certain rating agencies. In September 1997, the Notes received a Baa3 rating (investment grade) from Moody's. On July 28, 1998, the Notes received a BB+ rating (one level below investment grade) from S&P. Because of the rating from S&P, the interest rates on the Notes increased 37.5 basis points on July 28, 1998.

(6) Prior to the maturity date of the note, the Operating Partnership repaid the note with proceeds from a new $260 million secured variable-rate loan with a three-year interest-only term.

         Based on the Company's total market capitalization of $5.9 billion and $5.8 billion at September 30, 1998 and November 9, 1998, respectively, (at a share price of $25.25 and $23.625 which were the closing prices of the common shares on the New York Stock Exchange on September 30, 1998 and November 9, 1998, respectively, and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness), the Operating Partnership's debt (which was $2.3 billion at both September 30, 1998 and November 9, 1998 represented 38% and 40% of the Company's total market capitalization at September 30, 1998 and November 9, 1998, respectively. It is the Operating Partnership's current policy to pursue a strategy of conservative use of leverage, generally with a ratio of debt to total market capitalization of the Company targeted at approximately 40 percent, although this policy is subject to re-evaluation and modification.

        The Company's debt service coverage ratio for both the three months and the nine months ended September 30, 1998 was approximately 3.2. Debt service coverage for the particular period is generally calculated as net income plus depreciation and amortization plus interest expense plus extraordinary or non-recurring losses minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The most restrictive debt service coverage ratio the Operating Partnership is required to maintain as stipulated by the Company's debt arrangements is 2.5.

FUNDS FROM OPERATIONS

         Funds from Operations ("FFO"), based on the definition adopted by the Board of Governors of the NAREIT and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Operating Partnership's ability to make distributions. The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate distributions paid to shareholders and unitholders for the nine months ended September 30, 1998 and 1997 were $149.9 million and $93.2 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because CREE, Ltd. is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. Because the Company must distribute 95% of its real estate investment trust taxable income (as defined in the Code), however, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Operating Partnership believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Operating Partnership, FFO should be considered in conjunction with the Operating Partnership's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of other REIT's because these REIT's may not apply the definition of FFO in the same manner as the Operating Partnership.

                       STATEMENTS OF FUNDS FROM OPERATIONS
                             (dollars in thousands)

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                    September 30,
                                                    ----------------------------      ----------------------------
                                                        1998             1997             1998             1997
                                                    -----------      -----------      -----------      -----------
Income before minority interests                    $    32,795      $    34,835      $   128,227      $    84,266

Adjustments:
  Depreciation and amortization of real
    estate assets                                        29,204           20,214           82,919           49,434
  Write-off of costs associated with terminated
     acquisitions                                        18,435             --             18,435             --
  Adjustment for investments in real estate
     mortgages and equity of
     unconsolidated companies                            13,237            1,434           40,735            2,107
  Minority interest in joint ventures                      (200)            (390)          (1,006)          (1,192)
  Interest expense and amortization of deferred
     financing costs related to the
     forward share purchase agreement(1)                  1,579             --              1,579             --
  Preferred stock dividends                              (3,375)            --             (8,325)            --
                                                    -----------      -----------      -----------      -----------

Funds from operations                               $    91,675      $    56,093      $   262,564      $   134,615
                                                    ===========      ===========      ===========      ===========



Investment Segments:
  Office and retail properties                      $    85,118      $    51,612      $   241,237      $   141,057
  Hotel properties                                       12,567            8,818           37,677           25,816
  Behavioral healthcare properties                       13,824           13,824           41,471           15,966
  Refrigerated storage properties                         7,729             --             19,267             --
  Residential development properties                     12,446            3,199           36,533            5,871
  Corporate general & administrative                     (4,335)          (2,372)         (11,036)          (9,855)
  Interest expense                                      (37,569)         (23,075)        (109,696)         (54,687)
  Preferred stock dividends                              (3,375)            --             (8,325)            --
  Other(2)                                                5,270            4,087           15,436           10,447
                                                    -----------      -----------      -----------      -----------

Funds from operations                               $    91,675      $    56,093      $   262,564      $   134,615
                                                    ===========      ===========      ===========      ===========

--------------------------

(1) Includes the interest and amortization of deferred financing costs for the UBS forward share purchase agreement commencing August 12, 1998, because the diluted shares and units outstanding include the Company's obligation to issue common shares pursuant to the forward share purchase agreement.

(2) Includes interest and other income less depreciation and amortization of non-real assets and amortization of deferred financing costs.

          RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
                             BY OPERATING ACTIVITIES
                             (dollars in thousands)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                     ----------------------------
                                                                        1998             1997
                                                                     -----------      -----------
Funds From Operations                                                $   262,564      $   134,615

Adjustments:
  Depreciation and amortization of non-real estate assets                  1,108              905
  Write-off of costs associated with terminated acquisitions             (18,435)            --
  Amortization of deferred financing costs                                 4,565            2,157
  Minority interest in joint ventures profit and depreciation
     and amortization of real estate assets                                1,581            1,693
  Interest expense and amortization of deferred financing costs
     related  to the forward share purchase agreement                     (1,579)            --
  Adjustment for investments in real estate mortgages and equity
     of unconsolidated companies                                         (40,735)          (2,107)
  Change in deferred rent receivable                                     (23,795)         (14,432)
  Change in current assets and liabilities                               (24,138)          11,994
  Equity in earnings in excess of distributions received from
      unconsolidated companies                                              --               (252)
  Distributions received in excess of equity in earnings from
      unconsolidated companies                                            11,881             --
  Preferred distributions                                                  8,325             --
  Non-cash compensation                                                      155              157
                                                                     -----------      -----------

Net Cash Provided by Operating Activities                            $   181,497      $   134,730
                                                                     ===========      ===========

                                OFFICE PROPERTIES

             The following table sets forth certain information about the Office Properties as of September 30, 1998.

                                                                                                                  WEIGHTED
                                                                                                                   AVERAGE
                                                                                     NET                        FULL-SERVICE
                                                                                  RENTABLE                       RENTAL RATE
                                      NO. OF                            YEAR        AREA           PERCENT       PER LEASED
         STATE, CITY, PROPERTY       PROPERTIES      SUBMARKET       COMPLETED    (SQ. FT.)         LEASED     SQ. FT. (1)
   -------------------------------  -----------  ----------------    ---------    ---------       ---------    ---------------
   TEXAS
    DALLAS
      Bank One Center(2)..........        1    CBD                        1987   1,530,957            75%       $      21.79
      The Crescent Office Towers..        1    Uptown/Turtle Creek        1985   1,204,720           100               29.09
      Fountain Place..............        1    CBD                        1986   1,200,266            96               18.37
      Trammell Crow Center(3).....        1    CBD                        1984   1,128,331            92               24.90
      Stemmons Place..............        1    Stemmons Freeway           1983     634,381            91               14.19
      Spectrum Center(4)..........        1    Far North Dallas           1983     598,250            80(5)            21.11
      Waterside Commons...........        1    Las Colinas                1986     458,739           100               17.81
      Caltex House................        1    Las Colinas                1982     445,993            96               27.39
      Reverchon Plaza.............        1    Uptown/Turtle Creek        1985     374,165            95               17.73
      The Aberdeen................        1    Far North Dallas           1986     320,629           100               18.19
      MacArthur Center I & II.....        1    Las Colinas           1982/1986     294,069            92(5)            19.33
      Stanford Corporate Centre...        1    Far North Dallas           1985     265,507           100               17.00
      The Amberton................        1    Central Expressway         1982     255,052            84               11.56
      Concourse Office Park.......        1    LBJ Freeway           1972-1986     244,879            91               13.70
      12404 Park Central..........        1    LBJ Freeway                1987     239,103           100               20.79
      Palisades Central II........        1    Richardson/Plano           1985     237,731            90               19.37
      3333 Lee Parkway............        1    Uptown/Turtle Creek        1983     233,769            98               19.40
      Liberty Plaza I & II........        1    Far North Dallas      1981/1986     218,813            98               13.31
      The Addison.................        1    Far North Dallas           1981     215,016           100               17.67
      The Meridian................        1    LBJ Freeway                1984     213,915            92               15.54
      Palisades Central I.........        1    Richardson/Plano           1980     180,503            94               15.25
      Walnut Green................        1    Central Expressway         1986     158,669            94               17.18
      Greenway II.................        1    Richardson/Plano           1985     154,329            99               19.48
      Addison Tower...............        1    Far North Dallas           1987     145,886            95               13.86
      Greenway I & IA.............        2    Richardson/Plano           1983     146,704           100               21.95
      5050 Quorum.................        1    Far North Dallas           1981     133,594            88(5)            15.67
      Cedar Springs Plaza.........        1    Uptown/Turtle Creek        1982     110,923            84               17.28
      Valley Centre...............        1    Las Colinas                1985      74,861            99               15.63
      One Preston Park............        1    Far North Dallas           1980      40,525            84               16.10
                                       ----                                   ------------       -------        ------------
        Subtotal/Weighted Average.       30                                     11,460,279            92%       $      20.38
                                       ----                                   ------------       -------        ------------

    FORT WORTH
      Continental Plaza...........        1    CBD                        1982     954,895            41% (5)   $      15.44
                                       ----                                   ------------       -------        ------------

    HOUSTON
    Greenway Plaza Office
    Portfolio.....................       10    Richmond-Buffalo      1969-1982   4,286,277            90%       $      15.62
                                               Speedway
     Houston Center...............        3    CBD                   1974-1983   2,764,418            95               15.40
     Post Oak Central.............        3    West Loop/Galleria    1974-1981   1,277,516            95               16.45
     The Woodlands Office
         Properties(6) ...........       12    The Woodlands         1980-1996     810,630            99               15.36
     BP Plaza.....................        1    Katy Freeway               1992     561,065           100               18.26
     Three Westlake Park(7).......        1    Katy Freeway               1983     414,251            99               13.45
     U.S. Home Building...........        1    West Loop/Galleria         1982     399,777            80               14.96
                                       ----                                   ------------       -------        ------------
        Subtotal/Weighted Average.       31                                     10,513,934            93%       $      15.68
                                       ----                                   ------------       -------        ------------

    Austin
      Frost Bank Plaza............        1    CBD                        1984     433,024            84%(5)    $      18.84
      301 Congress Avenue(8)......        1    CBD                        1986     418,338            89               21.28
      Bank One Tower..............        1    CBD                        1974     389,503            96               16.95
      Austin Centre...............        1    CBD                        1986     343,665            96               20.25
      The Avallon.................        1    Northwest             1993/1997     232,301(9)         89(5)            19.23
      Barton Oaks Plaza One.......        1    Southwest                  1986      99,895           100               19.92
                                       ----                                   ------------       -------        ------------
          Subtotal/Weighted Average       6                                      1,916,726            91%       $      19.31
                                       ----                                   ------------       -------        ------------

                                                                                                                 WEIGHTED
                                                                                                                 AVERAGE
                                                                                   NET                         FULL-SERVICE
                                                                                 RENTABLE                       RENTAL RATE
                                      NO. OF                            YEAR       AREA         PERCENT         PER LEASED
         STATE, CITY, PROPERTY       PROPERTIES   SUBMARKET           COMPLETED  (SQ. FT.)       LEASED         SQ. FT. (1)
         ---------------------       ----------   ---------           ---------  ---------       ------         -----------
   COLORADO
    DENVER
      MCI Tower...................        1    CBD                        1982     550,807            99%       $      18.08
      Ptarmigan Place.............        1    Cherry Creek               1984     418,630            93               16.34
      Regency Plaza One...........        1    DTC                        1985     309,862            98               21.20
      AT&T Building...............        1    CBD                        1982     184,581            80               14.91
      The Citadel.................        1    Cherry Creek               1987     130,652            97(5)            20.72
      55 Madison..................        1    Cherry Creek               1982     137,176            85(5)            17.29
      44 Cook.....................        1    Cherry Creek               1984     124,174            87(5)            17.86
                                        ---                                     ----------       -------        ------------
          Subtotal/Weighted Average       7                                      1,855,882            94%       $      18.10
                                        ---                                     ----------       -------        ------------

    COLORADO SPRINGS
      Briargate Office and                1    Colorado Springs           1988     252,857           100        $      15.56
                                        ---                                     ----------       -------        ------------
   Research Center

   LOUISIANA
    NEW ORLEANS
      Energy Centre...............        1    CBD                        1984     761,500            77%       $      15.16
      1615 Poydras................        1    CBD                        1984     508,741            82               15.04
                                        ---                                     ----------       -------        ------------
          Subtotal/Weighted Average       2                                      1,270,241            79%       $      15.11
                                        ---                                     ----------       -------        ------------

   FLORIDA
    MIAMI
      Miami Center................        1    CBD                        1983     782,686            79%       $      23.60
      Datran Center...............        2    South Dade/Kendall    1986/1988     472,236            91               21.00
                                        ---                                     ----------       -------        ------------
        Subtotal/Weighted Average         3                                      1,254,922            83%       $      22.52
                                        ---                                     ----------       -------        ------------

   ARIZONA
    PHOENIX
      Two Renaissance Square......        1    Downtown/CBD               1990     476,373            94%(5)    $      23.27
      6225 North 24th Street......        1    Camelback Corridor         1981      86,451            83               21.53
                                        ---                                     ----------       -------        ------------

          Subtotal/Weighted Average       2                                        562,824            92%       $      23.03
                                        ---                                     ----------       -------        ------------

   WASHINGTON, D.C.
     WASHINGTON, D.C.
        Washington Harbour........        2    Georgetown                 1986     536,206            91%(5)    $      36.03
                                        ---                                     ----------       -------        ------------

   NEBRASKA
    OMAHA
      Central Park Plaza..........        1    CBD                        1982     409,850           100%       $      15.38
                                        ---                                     ----------       -------        ------------

   NEW MEXICO
    ALBUQUERQUE
      Albuquerque Plaza...........        1    CBD                        1990     366,236            96%       $      18.91
                                        ---                                     ----------       -------        ------------


   CALIFORNIA
    SAN FRANCISCO
     160 Spear Street.............        1    South of Market/CBD        1984     276,420            99%       $      25.31
                                        ---                                     ----------       -------        ------------

    SAN DIEGO
      Chancellor Park (10)........        1    UTC                        1988     195,733            88%(5)    $      21.11
                                        ---                                     ----------       -------        ------------



        TOTAL/WEIGHTED AVERAGE....       89                                     31,827,005            90%(5)    $      18.63
                                        ===                                     ==========       =======        ============


   -------------------------------------------

(1) Calculated based on base rent payable as of September 30, 1998, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including adjustments for expenses payable by or reimbursable from tenants.

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

     (5) Leases have been executed at certain Office Properties but had not commenced as of September 30, 1998. If such leases had commenced as of September 30, 1998, the percent leased for Office Properties would have been 93%. The total percent leased for such Properties would have been as follows: Spectrum Center - 86%; MacArthur Centers I & II - 97%; 5050 Quorum - 94%; Continental Plaza - 98%; Frost Bank Plaza - 92%; The Avallon - 100%; The Citadel - 100%; 55 Madison - 90%; 44 Cook
          - 96%; Two Renaissance Square - 97%; Washington Harbour - 94%; and Chancellor Park - 91%.

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

     (9) In August 1997, construction was completed on a 106,342 square foot office property. The entire building is leased to BMC Software, Inc., which is expected to occupy in stages over the next 10 months.

     (10) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

                AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

     The following table sets forth a schedule of the lease expirations for leases in place as of September 30, 1998, for the Operating Partnership's Office Properties for each of the 10 years beginning with the remainder of 1998, assuming that none of the tenants exercises renewal options and excluding an aggregate of 3,389,395 square feet of unleased space.



                                                                                     PERCENTAGE
                                                          PERCENTAGE                  OF TOTAL       ANNUAL
                                          NET RENTABLE     OF LEASED                   ANNUAL     FULL-SERVICE
                            NUMBER OF         AREA       NET RENTABLE     ANNUAL     FULL-SERVICE   RENT PER
                          TENANTS WITH     REPRESENTED       AREA      FULL-SERVICE     RENT          NET
                            EXPIRING      BY EXPIRING     REPRESENTED   RENT UNDER   REPRESENTED    RENTABLE
YEAR OF LEASE EXPIRATION     LEASES          LEASES       BY EXPIRING    EXPIRING     BY EXPIRING     AREA
                                         (SQUARE FEET)      LEASES       LEASES(1)     LEASES      EXPIRING(1)
-------------------------------------------------------------------------------------------------------------
1998..............            241           882,634           3.2%     $ 15,703,604      2.8%       $17.79
1999..............            434         3,539,998          12.4        63,585,141     11.1         17.96
2000 .............            402         3,369,645          11.8        64,291,001     11.3         19.08
2001..............            394         3,896,729          13.7        70,341,653     12.3         18.05
2002..............            305         3,568,679          12.5        72,494,834     12.7         20.31
2003..............            238         2,441,882           8.6        45,761,373      8.0         18.74
2004 .............            103         2,907,549          10.2        58,322,593     10.2         20.06
2005..............             67         2,217,071           7.8        47,283,863      8.3         21.33
2006..............             27           645,670           2.3        13,466,561      2.4         20.86
2007..............             31         1,172,105           4.2        26,020,047      4.6         22.20
2008 and thereafter            58         3,795,648          13.3        93,479,035     16.3         24.63

--------------------------

(1) Calculated based on base rent payable as of the expiration date of the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

                        BEHAVIORAL HEALTHCARE PROPERTIES


BEHAVIORAL HEALTHCARE PROPERTIES TABLE

         The following chart sets forth the locations of the 90 Behavioral Healthcare Properties by state:

                             Number of        Number of                              Number of         Number of
             State          Facilities          Beds          State                 Facilities            Beds
             -----          ----------          ----          -----                 ----------            ----
          Alabama               1                70         Mississippi                   2                217
          Arkansas              2               109         North Carolina                4                410
          Arizona               2               170         New Hampshire                 2                100
          California            8               649         New Jersey                    1                150
          Delaware              1                72         Nevada                        1                 84
          Florida              12               648         Ohio                          1                 42
          Georgia              15               986         Pennsylvania                  1                169
          Indiana               8               577         South Carolina                3                248
          Kansas                2               160         Tennessee                     1                204
          Kentucky              3               251         Texas                         9                816
          Louisiana             1                 0         Utah                          2                196
          Maryland              1                 0         Virginia                      3                285
          Minnesota             1                40         Wisconsin                     2                160
          Missouri              1                96                                   -----            -------

                                                                Total                    90(1)           6,909
                                                                                      =====            =======

----------------------

          (1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Behavioral Healthcare Properties and has leased the Behavioral Healthcare Properties to Charter Behavioral Health Systems, LLC pursuant to a long-term lease.

                                HOTEL PROPERTIES

         The following table sets forth certain information about the Hotel Properties for the nine months ended September 30, 1998 and 1997. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                                     For the nine months ended September 30,
                                                                           -------------------------------------------------------
                                                                                                                     Revenue
                                                                                Average            Average              Per
                                                     Year                      Occupancy            Daily            Available
                                                  Completed/                     Rate                Rate               Room
Hotel Property(1)                    Location     Renovated     Rooms       1998      1997      1998      1997    1998       1997
                                --------------  --------------  ------     ------    ------    ------    ------  ------     ------
Full-Service/Luxury Hotels:
Denver Marriott City Center     Denver, CO        1982/1994        613         81%      82%    $  126    $  118   $ 102     $ 96
Four Seasons Hotel-Houston      Houston, TX          1982          399         65       68        179       159     116      108
Hyatt Regency Albuquerque       Albuquerque,NM       1990          395         70       75        102        99      71       74
Omni Austin Hotel               Austin, TX           1986          314         80       78        114       102      90       81
Hyatt Regency Beaver Creek      Avon, CO             1989          276(2)      72       70        240       231     173      162
Sonoma Mission Inn & Spa        Sonoma, CA      1927/1987/1997     198(3)      84       90        230       205     193      183
Ventana Country Inn             Big Sur, CA     1975/1982/1988      62         58(4)    86        380       329     221(4)   284
                                                                ------     ------    -----     ------    ------   -----     ----
     TOTAL/WEIGHTED AVERAGE                                      2,257         74%      77%    $  158    $  147   $ 118     $113
                                                                ======     ======    =====     ======    ======   =====     ====
Destination Health & Fitness                                    Guest Nights
----------------------------                                    ------------
Resorts:
Canyon-Ranch - Tucson            Tucson, AZ          1980          250(5)
Canyon Ranch - Lenox             Lenox, MA           1989          212(5)
                                                                ------
     TOTAL/WEIGHTED AVERAGE                                        462         87%(6)   83%(6) $  493(7) $ 466(7) $ 414(8)  $370(8)
                                                                ======     ======    =====     ======    =====    =====     ====

----------------

(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased the Hotel Properties to subsidiaries of Crescent Operating, Inc. pursuant to long-term leases.

(2) In 1998, the number of available rooms at Hyatt Regency Beaver Creek has been reduced to 276 due to 19 rooms being converted into a 20,000 square foot spa.

(3)  In July 1997, 30 additional rooms were completed.

(4) Temporarily closed from February 1, 1998 through May 1, 1998 due to flooding in the region affecting the roadway passage to the hotel.

(5) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

(6) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.

(7) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.

(8) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

                         REFRIGERATED STORAGE PROPERTIES

         The Operating Partnership owns an indirect 38% interest in each of the two Refrigerated Storage Corporations, that, as of September 30, 1998, owned or operated 97 Refrigerated Storage Properties with an aggregate of approximately 515 million cubic feet.

         The following table shows the location and size of facility for each of the Refrigerated Storage Properties as of September 30, 1998:

                                    TOTAL CUBIC                                               TOTAL CUBIC
                   NUMBER OF          FOOTAGE                               NUMBER OF           FOOTAGE
      STATE        PROPERTIES      (IN MILLIONS)             STATE          PROPERTIES       (IN MILLIONS)
      -----        ----------      -------------             -----          ----------       -------------
Alabama                     6                 9.9      Mississippi                    1                 4.7
Arizona                     1                 2.9      Missouri                       2                37.2
Arkansas                    6                31.3      Nebraska                       2                 4.4
California                 11                45.3      New York                       1                11.8
Colorado                    2                 3.3      North Carolina                 3                 8.5
Florida                     5                 7.8      Oklahoma                       2                 2.1
Georgia                     7                41.3      Oregon                         6                40.4
Idaho                       2                18.7      Pennsylvania                   4                51.6
Illinois                    2                11.6      South Carolina                 1                 1.6
Indiana                     1                 9.1      South Dakota                   2                 6.3
Iowa                        2                12.6      Tennessee                      3                10.6
Kansas                      3                41.2      Texas                          3                24.3
Kentucky                    1                 2.7      Utah                           1                 8.6
Maine                       1                 1.8      Virginia                       1                 1.9
Massachusetts               6                15.2      Washington                     6                28.7
Minnesota                   1                 3.8      Wisconsin                      2                14.0
                                                                           ------------     ---------------
                                                       TOTAL
                                                                                     97               515.2
                                                                           ============      ==============


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

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE


         The following table sets forth certain information as of September 30, 1998, relating to the Residential Development Properties.


                                                                                                    Total        Total
                    Residential                                       Residential     Total        Lots/Units   Lots/Units
Residential         Development                                       Development     Lots/        Developed     Closed
Development         Properties            Type of                    Corporation's    Units          Since        Since
Corporation(1)         (RDP)               RDP(2)   Location          Ownership %    Planned       Inception     Inception
--------------         -----               ------   --------          -----------    -------       ---------     ---------
Mira Vista          Mira Vista               SF   Fort Worth, TX        100.00%       710               677       524
  Development       The Highlands            SF   Breckenridge,CO        12.25%       750               270       227
  Corp.                                                                           -------           -------   -------


          Total Mira Vista Development Corp.                                        1,460               947       751
                                                                                  -------           -------   -------

Houston Area        Falcon Point             SF   Houston, TX           100.0%      1,205               556       329
  Development       Spring Lakes             SF   Houston, TX           100.0%        536                93        34
  Corp.                                                                           -------           -------   -------



          Total Houston Area Development Corp.                                      1,741               649       363
                                                                                  -------           -------   -------

Crescent            The Reserve at
Development           Frisco                 SF   Frisco, CO             60.0%        134               134       107
Management          Villa Montane
Corp.                 Townhomes              TH   Avon, CO               30.0%         27(4)              -         -
                    Villa Montane
                      Club                   TS   Avon, CO               30.0%        746(4)              -         -
                    Villas at Beaver
                      Creek                  TH   Avon, CO               30.0%         10(4)              7         7
                    Deer Trail              SFH   Avon, CO               60.0%         16(4)              -         -
                    Buckhorn
                    Townhomes                TH   Avon, CO               60.0%         24(4)              -         -
                    Bear Paw Lodge           CO   Avon, CO               60.0%         43(4)              -         -
                                                                                  -------           -------   -------

          Total Crescent Development Management Corp.                               1,000               141       114
                                                                                  -------           -------   -------

The Woodlands       The Woodlands            SF   The Woodlands, TX      42.5%     38,313            19,365    18,502
Land Company
Inc.

Desert Mountain     Desert Mountain          SF   Scottsdale, AZ         93.0%      2,543             2,000     1,715
Development                                                                       -------           -------   -------
Corp.

          Total                                                                    45,057            23,102    21,445
                                                                                  =======           =======   =======

                                                                      Average
                    Residential                                        Closed            Range of
Residential         Development                                       Sale Price         Proposed
Development         Properties            Type of                      Per Lot/         Sale Prices
Corporation(1)         (RDP)               RDP(2)   Location           Unit ($)      Per Lot/Unit($)(3)
--------------         -----               ------   --------           --------      ------------------
Mira Vista          Mira Vista               SF   Fort Worth, TX        96,000        50,000 - 265,000
  Development       The Highlands            SF   Breckenridge,CO      140,000        55,000 - 250,000
  Corp.


          Total Mira Vista Development Corp.


Houston Area        Falcon Point             SF   Houston, TX           31,000        22,000 - 60,000
  Development       Spring Lakes             SF   Houston, TX           31,000        22,000 - 33,000
  Corp.



          Total Houston Area Development Corp.


Crescent            The Reserve at
Development           Frisco                 SF   Frisco, CO            95,000        60,000 - 165,000
Management          Villa Montane
Corp.                 Townhomes              TH   Avon, CO                 N/A       515,000 - 1,700,000
                    Villa Montane
                      Club                   TS   Avon, CO                 N/A        18,000 - 150,000
                    Villas at Beaver
                      Creek                  TH   Avon, CO           2,070,000     1,625,000 - 3,245,000
                    Deer Trail              SFH   Avon, CO                 N/A     2,560,000 - 3,325,000
                    Buckhorn
                    Townhomes                TH   Avon, CO                 N/A       945,000 - 1,850,000
                    Bear Paw Lodge           CO   Avon, CO                 N/A     1,495,000 - 1,895,000


          Total Crescent Development Management Corp.


The Woodlands       The Woodlands            SF   The Woodlands, TX     40,000        14,500 - 500,000
Land Company
Inc.

Desert Mountain     Desert Mountain          SF   Scottsdale, AZ       300,000(5)    150,000 - 2,500,000(5)
Development
Corp.

          Total





-------------------------------

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

(4) As of September 30, 1998, 17 units were under contract at Villa Montane Townhomes representing $17.2 million in sales proceeds, 703 contracts were pre-sold at Villa Montane Club representing $42.2 million in sales proceeds, two units were under contract at Villas at Beaver Creek representing $4.9 million in sales proceeds, nine units were under contract at Deer Trail representing $26.6 million in sales, 15 units were under contract at Buckhorn Townhomes representing $20.1 million in sales, and five units were under contract at Bear Paw Lodge representing $8.9 million in sales.

(5)      Excludes golf membership which are approximately $125,000.

YEAR 2000 COMPLIANCE

         The year 2000 issue relates to whether computer systems will properly recognize date-sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. In addition, the year 2000 issue relates to whether non-Information Technology (IT) systems that depend on embedded computer technology will recognize the year 2000. Systems that do not properly recognize such information could generate erroneous information or fail.

         In early 1998, the Operating Partnership assigned a group of individuals with the task of creating a program to identify, understand and address the myriad of issues associated with the year 2000 problem. The group's initial step in assessing the Operating Partnership's year 2000 readiness consists of a comprehensive review of IT and non-IT systems at the Operating Partnership's principal executive offices and at the Operating Partnership's Properties to identify any systems that are date sensitive and, accordingly, could have potential year 2000 problems.

         The Operating Partnership is in the process of conducting such comprehensive review of all mission critical IT systems, such as in-house accounting and property management systems, network operating systems, telecommunication systems and desktop software systems, and determining whether they are year 2000 compliant. The Operating Partnership believes that such review is approximately 60% completed and it is expected that the review will be completed on or before June 30, 1999. In addition, as a result of the Operating Partnership's normal upgrade and replacement process, most network and desktop equipment currently meets the requirements for year 2000 compliance. Although the initial assessment and testing is not yet complete, management has not identified any significant problem areas and believes that the mission critical systems -AS/400 and accounting system, local network servers, WAN equipment, and the majority of desktop PC's are, or can be, made compliant with minor software upgrades.

         For non-IT systems, the Operating Partnership is also in the process of conducting such comprehensive review of computer hardware and software in mechanical systems and developing a program to repair or replace non-IT systems that are not year 2000 compliant. The Operating Partnership believes that such review is approximately 60% completed and it is expected that the review will be completed on or before June 30, 1999. The Operating Partnership's non-IT systems or embedded technology are primarily property-related and include escalator and elevator service, building automation (e.g. energy management and HVAC systems), security access systems, fire and life safety systems, etc.

         The Operating Partnership believes that the greatest exposure lies with third parties such as its tenants, vendors, financial institutions and transfer agent and unaffiliated joint venture partners. The Operating Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash, its transfer agent to maintain and track investor information, its vendors for day-to-day services and its unaffiliated joint venture partners for operations and management of certain of the Operating Partnership's Properties. If any of these third parties are unable to meet their obligations to the Operating Partnership because of the year 2000 problem, such a failure may have a material adverse effect on the financial condition or results of operations of the Operating Partnership. Although the Operating Partnership is in the process of working with such third parties in order to attempt to eliminate its year 2000 concerns, the cost and timing of the third party year 2000 compliance is not within the Operating Partnership's control and no assurance can be given with respect to the cost and timing of such efforts or the potential effects of any failure to comply.

         The majority of the work performed to date has been performed by employees of the Operating Partnership without significant additional costs to the Operating Partnership. Although the program has not yet been fully developed and the total cost to specifically remediate IT and non-IT systems, therefore, has not fully been quantified, the Operating Partnership currently estimates that the total cost to repair and replace IT and non-IT systems that are not year 2000 compliant (not including costs associated with the Operating Partnership's normal upgrade and replacement process) will be approximately $1.2 million. Management does not believe that such estimated total cost will have a material adverse effect on the Operating Partnership's financial condition or results of operations.

         The Operating Partnership currently believes that it will have performed all year 2000 compliance testing and completed its remedial measures on its IT and non-IT systems prior to September 30, 1999. Based on the progress the

Operating Partnership has made in addressing the Operating Partnership's year 2000 issues and its plan and timeline to complete its compliance program, the Operating Partnership does not currently foresee significant risks associated with the Operating Partnership's year 2000 compliance at this time. Management does not believe that the year 2000 issue will pose significant problems in its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material adverse effect on the Operating Partnership's financial condition or results of operations. Management believes that the year 2000 risks to the Operating Partnership's financial condition or results of operation associated with a failure of non-IT systems is immaterial due to the fact that each of the Operating Partnership's Properties has, for the most part, separate non-IT systems. Accordingly, in general a year 2000 problem that is experienced at one Property should have no effect on the other Operating Partnership Properties. In addition, management believes that the Operating Partnership will have sufficient time to correct those system problems within its control before the year 2000. Since the Operating Partnership's major source of income is rental payments under long-term leases, the failure of the Operating Partnership's mission critical IT systems is not expected to have a material adverse effect on the Operating Partnership's financial condition or results of operations. Even if the Operating Partnership were to experience problems with its IT systems, the payment of rent under the leases would not be excused. In addition, the Operating Partnership expects to correct those IT system problems within its control before the year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

         Because the Operating Partnership is still evaluating the status of its systems and those of third parties with which it conducts business, the Operating Partnership has not yet developed a comprehensive contingency plan and it is very difficult to identify "the most reasonably likely worst-case scenario" at this time. As the Operating Partnership identifies significant risks related to the Operating Partnership's year 2000 compliance or if the Operating Partnership's year 2000 compliance program's progress deviates substantially from the anticipated timeline, the Operating Partnership will develop appropriate contingency plans.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         This item is inapplicable to the Operating Partnership because the Company's market capitalization was less than $2.5 billion on January 28, 1997, therefore the Operating Partnership is not required to respond to this item until its Form 10-K for the year ended December 31, 1998.


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

         On July 30, 1998, Station filed a complaint in Clark County District Court, State of Nevada seeking declaratory relief in connection with the Merger Agreement. The complaint alleges that the Company consented to Station's cancellation of its meeting of stockholders. The action seeks a declaratory judgement that (i) Station has complied in all material respects with its obligations under the Merger Agreement, (ii) Station is not obligated to reschedule immediately a meeting of its common and preferred stockholders, (iii) the Company has no right to terminate the Merger Agreement, and (iv) the Company is obligated to purchase up to $115 million in redeemable preferred stock of Station in accordance with certain provisions of the Merger Agreement.

         On August 7, 1998, the Company filed a complaint in the United States District Court, Northern District of Texas seeking damages and declaratory relief as a result of Station's alleged breaches of the Merger Agreement. The complaint alleges that Station breached the Merger Agreement by unilaterally canceling its scheduled stockholders meeting and refusing to reschedule and conduct the meeting and that Station's representations and warranties were not true and correct in all material respects. The action seeks (i) compensatory damages, including expenses, (ii) a declaratory judgement that Station's alleged breaches under the Merger Agreement excuse the Company from any further obligations under the Merger Agreement, and (iii) a declaratory judgement that the Company is not required to purchase shares of Station's redeemable preferred stock due to Station's material breaches of the Merger Agreement.

         On August 11, 1998, Station amended its complaint to expand the matters as to which declaratory relief was sought and to add claims for damages and for specific performance relating to the purchase of Station's redeemable preferred stock. The amended complaint alleges that the Company breached its obligations under the Merger Agreement by failing to use all reasonable efforts to consummate the Merger and by refusing to provide Station with access to additional information concerning the Company. The amended complaint also alleges that the Company had no right to terminate the Merger Agreement or to refuse to purchase 115,000 shares of Station's redeemable preferred stock for an aggregate purchase price of $115 million. As amended, the action by Station seeks, in addition to the prior requests for declaratory relief, (i) an order of specific performance requiring the Company to purchase $115 million of the redeemable preferred stock, (ii) damages consisting of compensatory damages (which Station states it believes to be in excess of $400 million), costs associated with Station's obtaining capital needed to replace the $115 million that was to have been paid by the Company to purchase the redeemable preferred stock, and expenses incurred by Station in connection with the proposed Merger, and (iii) a declaratory judgement that the Company was in breach of its representations, warranties, and covenants at the time that the Company exercised its termination rights under the Merger Agreement and that the Company's breach and exercise of termination rights excuses Station from any further performance obligation under the Merger Agreement.

         The Company intends to contest Station's claims vigorously. As with any litigation, however, it is not possible to predict the resolution of the pending actions. The Company has stated it believes however, that the pending action against the Company will not have a material adverse effect on the Company's financial condition or results of operations.

         On July 9, 1998, the Company announced that, together with Reckson Associates Realty Corporation ("Reckson"), it had entered into a merger agreement (as amended and restated on August 11, 1998, the "Merger Agreement") pursuant to which Metropolitan Partners, LLC ("Metropolitan"), a newly formed limited liability company owned equally by the Operating Partnership and Reckson, would acquire Tower Realty Trust ("Tower") for an aggregate purchase price of approximately $733 million (the "Merger"). On November 2, 1998, Tower filed an action in the Supreme Court of the State of New York, County of New York, against Reckson, the Company and Metropolitan (collectively, the "Defendants"), for declaratory and other relief, including damages of not less than $75 million, arising out of the alleged anticipatory repudiation by Reckson, the Company and the general partner of Metropolitan of the Merger Agreement.

         The Company has advised Tower that it has not terminated the Merger Agreement and considers the Merger Agreement to be in full force and effect, subject to its terms and conditions. The Company intends to contest Tower's claims vigorously. As with any litigation, it is not possible to predict the outcome of the pending action. The Company believes, however, that the pending action will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

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

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      The following exhibits are filed as part of this report.


  EXHIBIT
    NO.                                EXHIBIT
  -------                              -------

    3.01     -- Second Amended and Restated Agreement of Limited
                Partnership of the Registrant dated as of November 1, 1997, as amended through September 30, 1998 (filed as Exhibit 10.01 to the
                Quarterly Report on Form 10-Q for the quarter ended September 30,
                1998 (the "Company 10-Q") of Crescent Real Estate Equities
                Company (the "Company") and incorporated herein by reference)
    4.01     -- Indenture, dated as of September 22, 1997, between the
                Registrant and State Street Bank and Trust Company of Missouri,
                N.A. (filed as Exhibit 4.01 to the Registration Statement on
                Form S-4 (File No. 333-42293) of the Registrant (the "1997 S-4") and incorporated herein by reference)
    4.02     -- Restated Declaration of Trust of the Company (filed as
                Exhibit 4.01 to the Company's Registration Statement on Form S-3
                (File No. 333-21905) (the "1997 S-3") and incorporated herein by reference)
    4.03     -- Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 4.02 to the Company 10-Q and incorporated herein by reference)
    4.04     -- 6 5/8% Note due 2002 of the Registrant (filed as Exhibit 4.07 to the Quarterly Report on Form 10-Q for the quarter ended June
                30, 1998 (the "Company 2Q 10-Q") of the Company and incorporated herein by reference)
    4.05     -- 7 1/8% Note due 2007 of the Registrant (filed as Exhibit 4.08 to the Company 2Q  10-Q and incorporated herein by reference)
   10.01     -- Noncompetition Agreement (Rainwater) (filed as Exhibit
                10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K") and incorporated herein by reference)
   10.02     -- Noncompetition Agreement (Goff) (filed as Exhibit 10.03 to the 1997 10-K and incorporated herein by reference)


  EXHIBIT
    NO.                                EXHIBIT
  -------                              -------
   10.03     -- Noncompetition Agreement (Haddock) (filed as Exhibit
                10.04 to the 1997 10-K and incorporated herein by
                reference)
   10.04     -- Employment Agreement (Goff) (the "Goff Employment
                Agreement") (filed as Exhibit 10.05 to the 1997 10-K and
                incorporated herein by reference)
   10.05     -- Amendment No. 5 to the Goff Employment Agreement, dated
                March 10, 1998 (filed as Exhibit 10.29 to the 1997 S-4
                and incorporated herein by reference)
   10.06     -- Employment Agreement (Haddock) (the "Haddock Employment
                Agreement") (filed as Exhibit 10.06 to the 1997 10-K and
                incorporated herein by reference)
   10.07     -- Amendment No. 4 to the Haddock Employment Agreement,
                dated March 10, 1998 (filed as Exhibit 10.30 to the 1997
                S-4 and incorporated herein by reference)
   10.08     -- Form of Officers' and Trust Managers' Indemnification
                Agreement as entered into between the Company and each
                of its executive officers and trust managers (filed as
                Exhibit 10.07 to the 1997 S-4 and incorporated herein by
                reference)
   10.09     -- Crescent Real Estate Equities Company 1994 Stock Incentive
                Plan (filed as Exhibit 10.07 to the Company's Registration
                Statement on Form S-11 (File No. 33-75188) and incorporated herein by reference)
   10.10     -- Crescent Real Estate Equities, Ltd. First Amended and
                Restated 401(k) Plan, as amended (filed as Exhibit 10.11 to the
                Company 10-Q and incorporated herein by reference)
   10.11     -- Second Amended and Restated 1995 Crescent Real Estate
                Equities Company Stock Incentive Plan (filed as Exhibit
                10.13 to the 1997 S-4 and incorporated herein by
                reference)
   10.12     -- 1995 Crescent Real Estate Equities Limited Partnership
                Unit Incentive Plan (filed as Exhibit 99.01 to the
                Company's Registration Statement on Form S-8 (File No.
                333-3452) and incorporated herein by reference)
   10.13     -- 1996 Crescent Real Estate Equities Limited Partnership
                Unit Incentive Plan (filed as Exhibit 10.01 to the
                Company's Current Report on Form 8-K dated and filed
                September 27, 1996 and incorporated herein by reference)
   10.14     -- Master Lease Agreement, dated June 16, 1997, as amended, between Crescent Real Estate Funding VII, L.P. and
                Charter Behavioral Health Systems, LLC and its
                subsidiaries, relating to the Magellan Facilities (filed
                as Exhibit 10.27 to the 1997 10-K and incorporated herein
                by reference)
   10.15     -- Fifth Amended and Restated Revolving Credit Agreement, dated
                June 30, 1998 among the Registrant, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.16 of the Company
                10-Q and incorporated herein by reference)
   10.16     -- Intercompany Agreement, dated June 3, 1997, between the
                Registrant and Crescent Operating, Inc. (filed as Exhibit
                10.2 to the Registration Statement on Form S-1 (File No.
                333-25223) of Crescent Operating, Inc. and incorporated
                herein by reference)
   27.01     -- Financial Data Schedule (filed herewith)

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


                              CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP

                              By:  CRESCENT REAL ESTATE EQUITIES, LTD.,
                                     its general partner


                                     /s/ Gerald W. Haddock
                                   ------------------------------------------
Date:    November 16, 1998         Gerald W. Haddock, President and
         -----------------         Chief Executive Officer






                                     /s/ Jerry R. Crenshaw, Jr.
                                   ------------------------------------------
Date:    November 16, 1998         Jerry R. Crenshaw Jr., Vice President,
         -----------------         Controller and Co-Chief Financial Officer






                                   /s/ Bruce A. Picker
                                   ------------------------------------------
Date:    November 16, 1998         Bruce A. Picker, Vice President,
         ------------------        Treasurer and Co-Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------
 27.01              Financial Data Schedule (filed herewith).