Form 10-K405
period 1998-12-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 1999-04-15
CIK 1010958

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                                   (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM __________ TO ______________

                        COMMISSION FILE NUMBER 333-42293


               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         TEXAS                                                              75-2531304
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification Number)

                 777 Main Street, Suite 2100, Fort Worth, Texas
                -----------------------------------------------
            76102 (Address of principal executive offices)(Zip code)

       Registrant's telephone number, including area code (817) 321-2100

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. YES X NO
                                                           ---    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 6,503,431 units of partnership interest of the registrant held by non-affiliates of the registrant (based on the closing price on the New York Stock Exchange of $20 13/16 for a common share of beneficial interest of Crescent Real Estate Equities Company, for which units of partnership interest of the registrant may be exchanged on a one-for-two basis) on March 26, 1999 was approximately $271 million.

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                    PART I.

Item 1.     Business......................................................................................       2
Item 2.     Properties....................................................................................      15
Item 3.     Legal Proceedings.............................................................................      26
Item 4.     Submission of Matters to a Vote of Security Holders...........................................      28

                                    PART II.

Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters.........................      28
Item 6.     Selected Financial Data.......................................................................      30
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................................................      31
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk....................................      53
Item 8.     Financial Statements and Supplementary Data...................................................      55
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure........................................................      90

                                   PART III.

Item 10.    Directors and Executive Officers of the General Partner of the Registrant.....................      90
Item 11.    Executive Compensation........................................................................      94
Item 12.    Security Ownership of Certain Beneficial Owners and Management................................     100
Item 13.    Certain Relationships and Related Transactions................................................     102

                                    PART IV.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................     107

                                     PART I


ITEM 1.  BUSINESS


                           THE OPERATING PARTNERSHIP

STRUCTURE

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP," together with its direct and indirect interests in limited partnerships, the "Operating Partnership"), was formed under the terms of the Limited Partnership Agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("CREE, Ltd."), which owns an approximate 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximate 89% limited partner interest in the Operating Partnership, with the remaining approximate 10% limited partner interest (equivalent, for purposes of this presentation, to 6,545,528 units of partnership interest) held by other partners. The Operating Partnership owns substantially all of the economic interest directly or indirectly of seven single purpose limited partnerships (all formed for the purpose of obtaining securitized debt), with the remaining interests owned indirectly by the Company through seven separate corporations, each of which is a wholly owned subsidiary of CREE, Ltd. and a general partner of one of the seven limited partnerships.

         All of the limited partners of the Operating Partnership other than the Company own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximate 89% limited partner interest has been treated as equivalent, for purposes of this report, to 61,654,947 units, and the remaining approximate 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,545,528 units.

ASSETS, OPERATIONS AND INDUSTRY SEGMENTS


         As of December 31, 1998, the Operating Partnership's assets and operations were composed of five major industry segments:

         o Office and Retail Segment;

         o Hospitality Segment;

         o Residential Development Segment;

         o Refrigerated Storage Segment; and

         o Behavioral Healthcare Segment.


         Within these segments, the Operating Partnership, through various entities, owned directly or indirectly the following real estate assets (the "Properties") as of December 31, 1998:

         o OFFICE AND RETAIL SEGMENT includes 89 office properties (collectively referred to as the "Office Properties") located primarily in 17 metropolitan submarkets in Texas, with an aggregate of approximately 31.8 million net rentable square feet and seven retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately 0.8 million net rentable square feet.

         o HOSPITALITY SEGMENT includes seven full service hotels with a total of 2,257 rooms and two destination health and fitness resorts that can accommodate up to 462 guests daily (collectively referred to as the

             "Hotel Properties"). All Hotel Properties, except the Omni Austin Hotel, are leased to subsidiaries of Crescent Operating, Inc. ("COI"). As of January 1, 1999, the Omni Austin Hotel is leased to HCD Austin Corporation, an unrelated third party.

         o RESIDENTIAL DEVELOPMENT SEGMENT includes the Operating Partnership's ownership of real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own 13 residential development properties (collectively referred to as the "Residential Development Properties").

         o REFRIGERATED STORAGE SEGMENT includes the Operating Partnership's indirect 38% interest in three partnerships (collectively referred to as the "Refrigerated Storage Partnerships"), each of which owns one or more corporations or limited liability companies (collectively referred to as the "Refrigerated Storage Corporations") which, as of December 31, 1998, directly or indirectly owned or operated approximately 101 refrigerated storage properties (collectively referred to as the "Refrigerated Storage Properties") with an aggregate of approximately 530.1 million cubic feet (21.4 million square feet). The remaining interest in the Refrigerated Storage Partnerships is owned by Vornado Realty Trust ("Vornado") (60% of each Refrigerated Storage Partnership) and COI (2% indirect interest in each Refrigerated Storage Partnership). See "Industry Segments -- Refrigerated Storage Segment - New Ownership Structure" below for a description of the Operating Partnership's restructuring of its investment in the Refrigerated Storage Segment, effective March 12, 1999. As a result of this restructuring, the Operating Partnership increased its indirect ownership in the Refrigerated Storage Partnerships to 39.6%, and the Refrigerated Storage Corporations own, but no longer operate, the Refrigerated Storage Properties.

         o BEHAVIORAL HEALTHCARE SEGMENT includes 89 properties in 26 states (collectively referred to as the "Behavioral Healthcare Properties") that are leased to Charter Behavioral Health Systems, LLC ("CBHS"). CBHS was formed to operate the Behavioral Healthcare Properties and is owned 50% by a subsidiary of Magellan Health Services, Inc. and 50% by COI.


         See Note 3 of Item 8. Financial Statements and Supplementary Data for a table showing revenues, funds from operations and identifiable assets for each of these industry Segments for the last three fiscal years.

                  BUSINESS OBJECTIVES AND OPERATING STRATEGIES

         The Operating Partnership's investment objectives are to provide stable cash flow available for quarterly distributions and to increase funds from operations, and the underlying value, of the Operating Partnership and, thereby, of the Company over time through the Operating Partnership's operational and investment activities.

         In response to the challenging market conditions of 1998, management has renewed its focus on the fundamentals of the Operating Partnership's business. Management believes that the earnings growth in both the Office and Retail Segment and the Hospitality Segment reflects this focus. The Residential Development Segment also continues to generate sales growth, and the Operating Partnership continues to reinvest in new developments within this Segment.


         Management believes that, as the Operating Partnership enters 1999, it is well positioned for another year of growth in revenues, driven not only by revenues generated from leases of existing Office Properties, but also by revenues from additional investments in existing Properties and businesses.

OPERATING AND FINANCING STRATEGIES

         Based on management's assessment of current conditions in the real estate and financial markets, in 1999 the Operating Partnership will continue to focus on growth in revenues from its existing Property portfolio.

         The Operating Partnership seeks to enhance its operating performance and financial position by:

         o applying well-defined leasing strategies in order to capture the potential rental growth in the Operating Partnership's portfolio of Office Properties as occupancy and rental rates increase with the continued recovery of the markets and submarkets in which the Operating Partnership has invested;

         o achieving a high tenant retention rate at the Operating Partnership's Office Properties through quality service, individualized attention to its tenants and active preventive maintenance programs;

         o empowering management and employing compensation formulas linked directly with enhanced operating performance of the Operating Partnership and its Properties; and

         o optimizing the use of various sources of capital including the refinancing of existing debt and selectively obtaining additional debt to enhance revenue growth.

INVESTMENT STRATEGIES

         The Operating Partnership intends, in 1999, to focus primarily on operations but will also continue to assess investment opportunities, consistent with its long-term investment strategy of acquiring premier assets and assets that have been undervalued. The Operating Partnership will continue to employ the corporate, transactional and financial skills of its management team to assess investment opportunities. The Operating Partnership expects that its principal investment focus during 1999 will be on internal investment opportunities. These internal investment opportunities include, for example, investments in additional residential development properties and additional refrigerated storage properties, expansion of existing Refrigerated Storage Properties, and resort expansions and upgrades in the Hospitality Segment, such as the construction of additional suites at Sonoma Mission Inn & Spa and the addition of a spa at the Ventana Country Inn.

         Furthermore, the Operating Partnership will continue to focus, in its assessment of investment opportunities, on office properties that can be acquired at significant discounts from replacement cost and that provide both a favorable current return on invested capital and the opportunity for significant cash flow growth through future increases in rental rates. In particular, the Operating Partnership will focus on office properties which satisfy these criteria and which are located in the Operating Partnership's core office markets and submarkets. Consistent with its investment strategies, the Operating Partnership also will consider innovative real estate investments that offer superior returns on its capital investment.

         Finally, the Operating Partnership is evaluating the possibility of using proceeds from potential sales of non-core or non-strategic office assets to reinvest in higher return businesses or assets, with a focus on the Operating Partnership's core business segments.

                                   EMPLOYEES

         As of December 31, 1998, the Operating Partnership had more than 500 employees. None of these employees are covered by collective bargaining agreements.

                             ENVIRONMENTAL MATTERS


         The Operating Partnership and its Properties are subject to a variety of federal and state environmental laws, ordinances and regulations, including:

         o Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended;

         o   Superfund Amendments and Reauthorization Act of 1986;

         o   Federal Clean Water Act;

         o   Federal Clean Air Act; and

         o   Toxic Substances Control Act.

         The application of these laws to a specific property that the Operating Partnership owns will be dependent on a variety of property-specific circumstances, including the former uses of the property and the building materials used at each property.

         Under the environmental laws listed above, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. They may also be held liable to a governmental entity or third parties for property damage and for investigation and clean up costs such parties incur in connection with the contamination, whether or not the owner or operator knew of, or was responsible for, the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. Such costs or liabilities could exceed the value of the affected real estate. No governmental authorities have notified the Operating Partnership of any non-compliance, liability or other claims in connection with any of the Operating Partnership's Properties. Prior to the Operating Partnership's acquisition of its Properties, independent environmental consultants conducted or updated Phase I environmental assessments on the Properties and, at some Properties, conducted Phase II soil and ground water sampling as part of the Phase I assessments to also assess the potential for environmental contamination at those Properties. None of these Phase I assessments, updates, or Phase II samplings revealed any materially adverse environmental conditions. Although management does not anticipate any material environmental liabilities, there can be no assurances that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

                               INDUSTRY SEGMENTS

                           OFFICE AND RETAIL SEGMENT

OWNERSHIP STRUCTURE

         The Operating Partnership directly or indirectly owns 89 Office Properties located primarily in 17 metropolitan submarkets in Texas with an aggregate of approximately 31.8 million net rentable square feet and seven Retail Properties with an aggregate of approximately 0.8 million net rentable square feet. The Operating Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership of the Office and Retail Properties and accounts for its leases as operating leases. Additionally, the Operating Partnership provides management and leasing services for the majority of its Office and Retail Properties.

         See Item 2. Properties for more information about the Operating Partnership's Office and Retail Properties, and Note 1 of Item 8. Financial Statements and Supplementary Data for a table that lists the principal subsidiaries of the Operating Partnership and the Properties owned by such subsidiaries.

MARKET INFORMATION

         The Office and Retail Properties reflect the Operating Partnership's strategy of investing in premier assets within markets that have significant potential for rental growth. In selecting the Office and Retail Properties, the Operating Partnership analyzed demographic and economic data to focus on markets expected to benefit from significant employment growth as well as corporate relocations. After identifying and analyzing attractive regional markets, the Operating Partnership selected submarkets that it believed would be the major beneficiaries of this projected growth and that would integrate a premier office environment with quality of life features such as: affordable residential housing; an environment generally well-protected from crime; effective transportation systems; a significant concentration of retailing alternatives; and cultural centers, entertainment attractions and recreational facilities. Other factors the Operating Partnership considered in selecting the submarkets in which its Office and Retail Properties are located included proximity to major airports and the relative aggressiveness of local governments in providing tax and other incentives designed to favor business. Currently, the Operating Partnership's Office and Retail Properties are located primarily in Dallas/Fort Worth and Houston, Texas.

         Within its selected submarkets, the Operating Partnership has focused on premier locations that management believes are able to attract and retain the highest quality tenants and command premium rents. In addition, several of the Properties benefit from improvements made by prior owners or developers beyond what currently could be justified by expected economic returns. Examples of these improvements, which should not materially increase the future operating cost of the Properties, are the inclusion of various amenities, the use of expensive materials and the addition of extensive landscaping. Such premier locations also tend to be more stable in downward property cycles. Consistent with its long-term investment strategies, the Operating Partnership has sought situations where it was able to acquire properties that have strong economic returns based on in-place tenancy and have a dominant position within the submarket due to quality and/or location. Accordingly, management's long-term investment strategy not only demands acceptable current cash flow return on invested capital, but also considers long-term cash flow growth prospects.

         The Operating Partnership does not depend on a single or a few major customers within the Office and Retail Segment, the loss of which would have a material adverse effect on the Operating Partnership's financial condition or results of operations. Based on rental revenues from office and retail leases in effect as of December 31, 1998, no single tenant accounted for more than 4% of the Operating Partnership's total Office and Retail Segment rental revenues.

         The demographic conditions, economic conditions and trends (population growth and employment growth) favoring the markets in which the Operating Partnership has invested are projected to continue to approximate or exceed the national averages (with the exception of New Orleans, Louisiana), as illustrated in the following table.


      PROJECTED POPULATION GROWTH AND EMPLOYMENT GROWTH FOR ALL OPERATING
                              PARTNERSHIP MARKETS


                                                                                   POPULATION       EMPLOYMENT
                                                                                     GROWTH           GROWTH
                     METROPOLITAN STATISTICAL AREA (MSA)                            1998-2008        1998-2008
                     -----------------------------------                           ----------       ----------
                     Dallas/Fort Worth, TX.....................................        18.4%           16.3%
                     Houston, TX...............................................        12.4            11.4
                     Austin, TX................................................        29.2            24.6
                     Denver, CO................................................        16.4            15.2
                     Colorado Springs, CO......................................        16.2            17.8
                     New Orleans, LA...........................................         4.0             8.0
                     Miami, FL.................................................        11.1            12.2
                     Phoenix, AZ...............................................        23.2            22.2
                     Washington, DC............................................        17.2            17.0
                     Omaha, NE.................................................        11.6            13.7
                     Albuquerque, NM...........................................        14.7            16.2
                     San Francisco, CA.........................................        14.6            13.8
                     San Diego, CA.............................................        19.3            18.0
                     UNITED STATES.............................................         8.5            11.6

Source:  Compiled from information published by Cognetics, Inc.

         The Operating Partnership applies a well-defined leasing strategy in order to capture the potential rental growth in the Operating Partnership's portfolio of Office Properties as occupancy and rental rates increase with the continued recovery of the markets and the submarkets in which the Company has invested. The Operating Partnership's strategy has been and continues to be based in part on identifying and making its investments in submarkets in which weighted average full-service rental rates (representing base rent after giving effect to free rent and scheduled rent increases that would be taken into account under generally accepted accounting principles ("GAAP") and including adjustments for expenses payable by or reimbursed from tenants) are significantly less than weighted average full-service replacement cost rental rates (the rate management estimates to be necessary to provide a return to a developer of a comparable, multi-tenant building sufficient to justify construction of new buildings) in that submarket.

In calculating replacement cost rental rates, management relies on available third-party data and its own estimates of construction costs (including materials and labor in a particular market) and assumes replacement cost rental rates are achieved at a 95% occupancy level. The Operating Partnership believes that the difference between the two rates is a useful measure of the additional revenue that the Operating Partnership may be able to obtain from a property, because the difference should represent the amount by which rental rates would be required to increase in order to justify construction of new properties. For the Operating Partnership's Office Properties, the weighted average full-service rental rate as of December 31, 1998 was $19.53 per square foot, compared to an estimated weighted average full-service replacement cost rental rate of $28.49 per square foot.

         Many of the Operating Partnership's submarkets have experienced substantial rental rate growth during the past two years. For example, Class A office rental rates in Dallas, Houston, Austin and Denver have increased approximately 23%, 49%, 30% and 21%, respectively, from year-end 1996 to year-end 1998, according to Jamison Research, Inc. (for Dallas); Baca Landata, Inc., The Woodlands Operating Company, L.P. and Cushman & Wakefield of Texas, Inc. (for Houston); CB Richard Ellis (for Austin); and Cushman & Wakefield of Colorado, Inc. (for Denver). The Operating Partnership has been successful in renewing or re-leasing office space in these markets at rental rates significantly above the expiring rental rates.

COMPETITION

         The Operating Partnership believes that it does not have any direct competition for its Office Properties considered as a group. The Operating Partnership's Office Properties, primarily Class A properties located within the Southwest, individually compete against a wide range of property owners and developers, including property management companies and REITs, that offer space in similar types of office properties (for example, Class A and Class B properties). A number of these owners and developers may own more than one property. The number and type of competing properties in a particular market or submarket could have a material effect on the Operating Partnership's ability to lease space and maintain or increase occupancy or rents in its existing Office Properties as well as at any newly acquired Office Properties. Management believes, however, that the quality services and individualized attention that the Operating Partnership offers its tenants, together with its active preventive maintenance program and superior building locations within markets, enhance the Operating Partnership's ability to attract and retain tenants for its Office Properties. In addition, on a weighted average basis, the Operating Partnership owns 18% of the Class A office space in the 30 submarkets in which the Operating Partnership owns Class A office properties, and 9% of the Class B office space in the five submarkets in which the Operating Partnership owns Class B office properties. Management believes that ownership of a significant percentage of office space in a particular market offers the Operating Partnership the opportunity to reduce property operating expenses that the Operating Partnership and its tenants pay, enhancing the Operating Partnership's ability to attract and retain tenants and potentially resulting in increases in Operating Partnership net revenues. For example, during 1998, the Operating Partnership successfully negotiated bulk contracts for services such as elevator maintenance and parking garage management, resulting in discounts of up to 15% from service contracts previously in place. In 1998, the Operating Partnership also negotiated bulk contracts for supplies and equipment including contracts for general maintenance supplies and energy management systems resulting in discounts of up to 40% from contracts for supplies and equipment previously in place.

1998 COMPLETED ACQUISITIONS

         AUSTIN CENTRE. On January 23, 1998, the Operating Partnership acquired Austin Centre, a mixed-use property developed in 1986, that includes: a Class A office building containing approximately 344,000 net rentable square feet; an attached, five-level, underground parking structure that accommodates 588 cars; the 314-room Omni Austin Hotel Property (see "Hospitality Segment" below); and 61 apartments. The Property is located in the CBD submarket of Austin, Texas, four blocks from the state capitol building and was purchased for approximately $96.4 million.

         POST OAK CENTRAL. On February 13, 1998, the Operating Partnership acquired Post Oak Central, a three-building Class A office complex located in the West Loop/Galleria suburban office submarket of Houston, Texas. Built between 1974 and 1981, the office complex contains approximately 1.3 million net rentable square feet with three multi-level detached, but connected via covered walkway or tunnel, above-ground parking structures that accommodate a total of approximately 4,400 cars. Post Oak Central was purchased for approximately $155.3 million.

         WASHINGTON HARBOUR. On February 25, 1998, the Operating Partnership acquired Washington Harbour, a Class A office complex, consisting of a six-story office building and a seven-story office building (the top three stories of which comprise 35 luxury condominiums, which were not included in the purchase), located in the Georgetown submarket of Washington, D.C. Built in 1986, the two Office Properties contain approximately 536,000 net rentable square feet with a two-level attached, underground parking structure that accommodates 613 cars. Washington Harbour was purchased for approximately $161.0 million.

         DATRAN CENTER. On May 1, 1998, the Operating Partnership acquired, subject to a ground lease, Datran Center, two Class A office buildings, containing approximately 472,000 net rentable square feet located in the South Dade/Kendall submarket of Miami, Florida. Construction of One Datran Center was completed in 1986 with an eight-level attached parking garage containing 650 covered spaces and 26 uncovered spaces. Construction of Two Datran Center was completed in 1988, with a nine-level attached parking garage containing 771 covered spaces and 65 uncovered spaces. Datran Center was purchased for approximately $70.6 million.

         BP PLAZA. On June 30, 1998, the Operating Partnership acquired BP Plaza, a 20-story Class A Office Property, and 3.2 acres of adjacent undeveloped land located in the Katy Freeway submarket of Houston, Texas. Construction of the Office Property was completed in 1992. BP Plaza contains approximately 561,000 square feet of net rentable area with an attached six-level above-ground parking structure that accommodates approximately 1,700 cars. BP Plaza and the undeveloped land were purchased for approximately $83.1 million.

RECENT DEVELOPMENTS

         On December 8, 1998, Tower Realty Trust ("Tower"), Reckson Associates Realty Corporation ("Reckson") and Metropolitan Partners, LLC ("Metropolitan"), a newly formed limited liability company owned equally by the Operating Partnership and Reckson, entered into a revised agreement and plan of merger (the "Revised Tower Merger Agreement") that superseded a merger agreement with Tower to which the Company was a party. Pursuant to the Revised Tower Merger Agreement, Metropolitan has agreed to acquire Tower for a combination of cash and Reckson exchangeable Class B common shares. The Operating Partnership's investment in Metropolitan will be an $85 million preferred member interest. The investment will have a cash flow preference of 7.5% for a two-year period and may be redeemed by Metropolitan within the two-year period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return to the Operating Partnership. If Metropolitan does not redeem the preferred interest within the two-year period, the Operating Partnership may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price of $24.61 per share.

         In connection with the Revised Tower Merger Agreement, the Operating Partnership contributed $10 million of the $85 million required capital contribution to Metropolitan in December 1998 and agreed to make the additional $75 million capital contribution to Metropolitan when all of the conditions to the funding have been met, which is expected to occur in the second quarter of 1999.

                              HOSPITALITY SEGMENT

OWNERSHIP STRUCTURE

         Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties. The Operating Partnership has leased all of the Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COI pursuant to eight separate leases. As of January 1, 1999, the Omni Austin Hotel has been leased, under a separate lease, to an unrelated third party. Under the leases, each having a term of 10 years, the Hotel Property lessees have assumed the rights and obligations of the property owner under the respective management agreements with the hotel operators, as well as the obligation to pay all property taxes and other charges against the property. The Operating Partnership has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements as part of each of the lease agreements for eight of the Hotel Properties. The only exception is Canyon Ranch-Tucson, in which the Hotel Property lessee owns all furniture, fixtures and equipment associated with the property and will fund all related capital expenditures.

         Each of the leases provides for the payment by the Hotel Property lessees of all or a combination of the following:

         o   base rent, with periodic rent increases, if applicable;

         o percentage rent based on a percentage of gross hotel receipts or gross room revenues, as applicable, above a specified amount; and

         o a percentage of gross food and beverage revenues above a specified amount for certain Hotel Properties.


         See Item 2. Properties for more information about the Operating Partnership's Hotel Properties.

MARKET INFORMATION

         The following information is derived from various industry sources. Average hotel room rental rates grew 4.4%, 6.2%, and 6.3%, in 1998, 1997, and 1996, respectively. Within the luxury and upscale segment of the industry, average room rental rates increased approximately 4.0% from 1997 to 1998.

         Business and convention travel accounts for approximately two-thirds of room demand and has risen along with the improving economy and increased corporate profits. Domestic leisure travel has also increased, especially among the "baby boomers", who are not only at the prime age for leisure travel but also have a greater tendency to travel than previous generations. A healthier, more active senior population is also contributing to the increase in travel. With the aging of the "baby boomer" generation and the growing interest in quality of life activities, the resort/spa industry also is experiencing significant growth in the United States.

         The average annual growth rates in revenue per available room ("REVPAR"), from 1994 through 1998, for the upscale and luxury hotel segments were 4.6% and 6.7%, respectively, according to Smith Travel Research. This demand comes not only from the business and convention sector, but also from the leisure traveler who vacations increasingly at higher-end hotels.

         The following table sets forth hotel REVPAR by price segment for the years 1994 through 1998.


                                                                                               ANNUAL
                                                                                              AVERAGE
                           1998         1997         1996        1995          1994         GROWTH RATE
                         -------      -------      --------     -------      --------       ------------
Luxury(1) ..........     $101.33      $ 98.33      $ 92.31      $ 83.93      $ 79.15
   % Change.........         3.1%         6.5%        10.0%         6.0%         7.8%         6.7%
Upscale(2)..........     $ 61.65      $ 60.05      $ 57.42      $ 54.28      $ 51.76
   % Change.........         2.7%         4.6%         5.8%         4.9%         5.2%         4.6%
Mid-Priced..........     $ 45.45      $ 44.20      $ 41.84      $ 39.70      $ 37.57
   % Change.........         2.8%         5.6%         5.4%         5.7%         5.2%         4.9%
Economy.............     $ 31.37      $ 30.45      $ 29.63      $ 28.64      $ 27.27
   % Change.........         3.0%         2.8%         3.5%         5.0%         4.2%         3.7%
Budget..............     $ 26.70      $ 25.07      $ 24.40      $ 23.77      $ 22.75
   % Change.........         6.5%         2.7%         2.7%         4.5%         4.4%         4.2%

------------------

(1) Includes destination health and fitness resorts, such as the Canyon Ranch resorts.
(2) Includes full-service and limited-service hotels.

Source:  Compiled from information published by Smith Travel Research

COMPETITION

         The Operating Partnership's Hotel Properties in Denver, Albuquerque, Austin and Houston are convention center hotels that compete against other convention center hotels, which are owned by different types of owners, including national hotel chains and local owners. The Operating Partnership believes, however, that its destination health and fitness resorts are unique properties that do not have direct competitors. In addition, the Operating Partnership believes that each of the remaining Hotel Properties experiences little to no direct competition due to its high replacement cost and unique concept or location. The Hotel Properties do compete, to a limited extent, against business class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world.

1998 COMPLETED ACQUISITIONS

         OMNI AUSTIN HOTEL. On January 23, 1998, the Operating Partnership acquired Austin Centre (see "Office and Retail Segment" above), which included the 314-room Omni Austin Hotel Property. As of January 1, 1999, the Omni Austin Hotel is leased to HCD Austin Corporation, an unrelated third party, and COI has agreed to provide limited asset management services for the Property.

         SONOMA GOLF COURSE. On October 13, 1998, the Operating Partnership acquired Sonoma Golf Course, an 18-hole golf course located in Sonoma County, California, for approximately $15.3 million. The course is near the Sonoma Mission Inn & Spa and has a 4,000 square foot club house with a banquet facility. The Operating Partnership simultaneously entered into a 10-year lease of the property with COI. The Operating Partnership believes that the golf course will enhance the amenities provided to the Sonoma Mission Inn & Spa guests.

                        RESIDENTIAL DEVELOPMENT SEGMENT

OWNERSHIP STRUCTURE

         The Operating Partnership owns economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in 13 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

         See Item 2. Properties for more information about the Operating Partnership's Residential Development Properties.

COMPETITION

         The Operating Partnership's Residential Development Properties compete against a variety of other housing alternatives in each of their respective areas. These alternatives include other planned developments, pre-existing single-family detached housing, condominiums, townhouses and non-owner occupied housing, such as luxury apartments. Management believes that The Woodlands Land Company, Inc. and Desert Mountain Development Corp., representing the Operating Partnership's most significant investments in Residential Development Properties, contain certain features that provide competitive advantages to these developments. For example, The Woodlands, which is an approximately 27,000-acre, master-planned residential and commercial community north of Houston, Texas, is unique among developments in the Houston area, because it functions as a self-contained community. Amenities contained in the development, which are not contained within other local developments, include a shopping mall, retail centers, office buildings, a hospital, a community college, places of worship, 60 parks, two man-made lakes and a performing arts pavilion. Desert Mountain, a luxury residential and recreational community in Scottsdale, Arizona, which also offers five 18-hole golf courses and tennis courts, does not have any significant direct competitors due in part to the types of amenities that it offers. Substantially all of the remaining residential lots for the four developments that traditionally have competed with Desert Mountain were sold during 1997. As a result, these developments have become resale communities that no longer compete with Desert Mountain in any significant respect.

                          REFRIGERATED STORAGE SEGMENT

ORIGINAL OWNERSHIP STRUCTURE

         Prior to the restructuring of its investment in the Refrigerated Storage Properties in March 1999, the Operating Partnership, through two subsidiaries (the "Crescent Subsidiaries"), owned an indirect 38% interest in each of the three Refrigerated Storage Partnerships. One of the Refrigerated Storage Partnerships owned Americold Corporation ("Americold"), the second Refrigerated Storage Partnership owned URS Logistics, Inc. ("URS") and the third Refrigerated Storage Partnership owned the assets and business operations acquired from Freezer Services, Inc. ("Freezer Services") and Carmar Group, Inc. ("Carmar Group") (see "1998 Investments" below). Vornado owned a 60% interest in the Refrigerated Storage Partnerships, and COI owned a 2% indirect interest in the Refrigerated Storage Partnerships.

         In order to permit the Company to satisfy certain REIT qualification requirements, the Operating Partnership (which is not permitted to operate the Refrigerated Storage Properties because of the status of the Company as a REIT) owned its indirect 38% interest in the Refrigerated Storage Partnerships through its ownership of all of the nonvoting common stock, representing a 95% economic interest, in each of the Crescent Subsidiaries, and COI owned its 2% indirect interest in the Refrigerated Storage Partnerships through its ownership of all of the voting common stock, representing a 5% economic interest, in each of the Crescent Subsidiaries.

         The Refrigerated Storage Partnerships owned or operated, as of December 31, 1998, approximately 101 Refrigerated Storage Properties, with an aggregate of approximately 530.1 million cubic feet (21.4 million square feet), with the operations conducted pursuant to arrangements with national food suppliers.

         See Item 2. Properties for more information about the Operating Partnership's Refrigerated Storage Properties.

1998 INVESTMENTS

         In April 1998, two of the Refrigerated Storage Corporations refinanced $607 million of secured and unsecured debt that had a weighted average interest rate of approximately 12% with a $550 million non-recourse, ten-year loan with an interest rate of 6.89% secured by 58 Refrigerated Storage Properties.

         On June 1, 1998, the Crescent Subsidiaries and Vornado formed the third Refrigerated Storage Partnership which acquired, through newly formed Refrigerated Storage Corporations, nine Refrigerated Storage Properties and the associated operations from Freezer Services for approximately $134 million. On July 1, 1998, the third Refrigerated Storage Partnership acquired, through newly formed Refrigerated Storage Corporations, five Refrigerated Storage Properties and the associated operations from Carmar Group for approximately $163 million. The Operating Partnership's cash investments in connection with these acquisitions were approximately $36.7 million and $55.9 million, respectively. These additional 14 Refrigerated Storage Properties contain approximately 90 million cubic feet (4.1 million square feet) of refrigerated storage space.

NEW OWNERSHIP STRUCTURE

         Effective March 12, 1999, the Operating Partnership, Vornado, the Refrigerated Storage Partnerships, the Refrigerated Storage Corporations (including all affiliated entities that owned any portion of the business operations of the Refrigerated Storage Properties at that time) and COI restructured their investment in the Refrigerated Storage Properties (the "Restructuring"). In the Restructuring, the Refrigerated Storage Corporations (including all affiliated entities that owned any portion of the business operations of the Refrigerated Storage Properties) sold their ownership of the business operations to a newly formed partnership (the "Refrigerated Storage Operating Partnership") owned 60% by Vornado Operating L.P. and 40% by a newly formed subsidiary of COI, in consideration of the payment of $48.7 million by the Refrigerated Storage Operating Partnership. The Refrigerated Storage Operating Partnership, as lessee, entered into triple-net master leases of the Refrigerated Storage Properties with certain of the Refrigerated Storage Corporations. Each of the Refrigerated Storage Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. The leases provide for an aggregate annual base rental rate of $123 million for the first through fifth lease years, $126 million for the sixth through 10th lease years and $130.5 million for the 11th through 15th lease years, plus percentage rent based on the gross revenues received from customers at the Refrigerated Storage Properties above a specified amount.

         As a result of the Restructuring, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly own the real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by the Refrigerated Storage Operating Partnership, in which the Operating Partnership has no interest.

         Under the terms of the existing partnership agreements for each of the Refrigerated Storage Partnerships, Vornado has the right to make all decisions relating to the management and operations of the Refrigerated Storage Partnerships other than certain major decisions that require the approval of both COI and Vornado. The partnership agreement for each of the Refrigerated Storage Partnerships provides for a buy-sell arrangement upon a failure of COI and Vornado to agree on any of the specified major decisions which, until November 1, 2000, can be exercised only by Vornado. Major decisions include approval of the annual capital and operating budgets for each of the Refrigerated Storage Partnerships, decisions to deviate from the budgets by 10% or more and additional capital contributions.

         In addition, in connection with the Restructuring and also effective in March 1999, the Operating Partnership purchased from COI an additional 4% nonvoting interest in each of the Crescent Subsidiaries for an aggregate purchase price of $13.2 million. As a result, the Operating Partnership holds an indirect 39.6% interest in the Refrigerated Storage Partnerships and COI holds an indirect 0.4% interest in the Refrigerated Storage Partnerships. The Operating Partnership also granted COI an option to require the Operating Partnership to purchase COI's remaining 1% interest in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Operating Partnership, adversely affect the status of the Company as a REIT for an aggregate price, payable by the Operating Partnership, of approximately $3.3 million.

         In connection with these transactions, the Operating Partnership made a new line of credit in the principal amount of $19.5 million available to COI at an interest rate of 9% per annum.

INDUSTRY INFORMATION

         The Refrigerated Storage Corporations provide frozen food manufacturers with refrigerated storage and transportation management services. The Refrigerated Storage Properties consist of production and distribution facilities. Production facilities differ from distribution facilities in that they typically serve one or a small number of customers located nearby. These customers store large quantities of processed or partially processed products in the facility until they are further processed or shipped to the next stage of production or distribution. Distribution facilities primarily serve customers who store a wide variety of finished products to support shipment to end-users, such as food retailers and food service companies, in a specific geographic market.

         Transportation management services offered include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. The temperature-controlled logistics expertise of management of the Refrigerated Storage Corporations and access to both the Refrigerated Storage Properties and distribution channels enable the customers of the Refrigerated Storage Corporations to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

         Customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations, including ConAgra, Inc., H.J. Heinz Company, Kraft Foods, Inc. and Tyson Foods, Inc.

COMPETITION

         The Refrigerated Storage Corporations are the largest owners and operators of public refrigerated storage space in the country in terms of public storage space owned. Including the 1998 acquisitions (see "1998

Investments" above), the Refrigerated Storage Corporations owned or operated an aggregate of approximately 30% of total public refrigerated storage space as of December 31, 1998. Among other owners and operators of public refrigerated storage space, no other owner and operator owned or operated more than 8% of total public refrigerated storage space as of December 31, 1998. As a result, the Operating Partnership believes that the Refrigerated Storage Corporations do not have any competitors of comparable size. The Refrigerated Storage Corporations operate in an environment in which competition is national, regional and local in nature and in which the range of service, refrigerated storage facilities, customer mix, service performance and price are the principal competitive factors. The range of total logistics services and refrigerated storage locations are major competitive factors because frozen food manufacturers and distributors incur transportation costs which typically are significantly greater than refrigerated storage costs. In addition, in certain locations, customers depend upon pooling shipments, which involves combining their products with the products of other customers destined for the same markets. In these cases, the mix of customers at a refrigerated storage facility can significantly influence the cost of delivering products to markets. The size of a refrigerated storage facility is important because large customers prefer to have all of the products needed to serve a given market in a single location in order to have the flexibility to increase storage in that single location during seasonal peaks. If there are several refrigerated storage facilities that satisfy customer mix and size requirements, the Operating Partnership believes that customers generally will select a refrigerated storage facility based upon the types of services available, service performance and price.

                         BEHAVIORAL HEALTHCARE SEGMENT

OWNERSHIP STRUCTURE

         On June 17, 1997, the Operating Partnership acquired substantially all of the real estate assets of the domestic hospital provider business of Magellan Health Services, Inc. ("Magellan") as previously owned and operated by a wholly owned subsidiary of Magellan. The transaction involved various components, the principal component being the acquisition of the Behavioral Healthcare Properties for approximately $387.2 million.

         Because of the Company's REIT status for federal income tax purposes, the Operating Partnership does not operate the Behavioral Healthcare Properties. The Behavioral Healthcare Properties are leased to CBHS and its subsidiaries under a triple-net lease. CBHS, which is the nation's largest operator of acute-care psychiatric hospitals and other behavioral care treatment facilities, is a Delaware limited liability company, formed to operate the Behavioral Healthcare Properties. CBHS is owned 50% by a subsidiary of Magellan and 50% by COI. The lease requires the payment of annual minimum rent in the amount of approximately $43.8 million for the period ending June 16, 1999, increasing in each subsequent year during the remaining 10-year term at a 5% compounded annual rate. All maintenance and capital improvement costs are the responsibility of CBHS during the term of the lease. In addition, the obligation of CBHS, pursuant to a franchise agreement, to pay an approximately $78.2 million franchise fee to Magellan and one of its subsidiaries, as franchisor, is subordinated to the obligation of CBHS to pay annual minimum rent to the Operating Partnership. The franchisor does not have the right to terminate the franchise agreement due to any nonpayment of the franchise fee as a result of the subordination of the franchise fee to the annual minimum rent. The lease is designed to provide the Operating Partnership with a secure, above-average return on its investment as a result of the priority of annual minimum rent to the franchise fee and the initial amount and annual escalation in the lease payments. In December 1998, the independent accountants for CBHS, in connection with their audit of the financial statements for the year ended September 30, 1998, issued a modified auditors' report related to the ability of CBHS to continue as a going concern. In October 1998, CBHS hired a new President and Chief Executive Officer (formerly the Vice President of Operations for the Southeast Region of Tenet Healthcare), who announced a set of initiatives to address cost reductions and revenue enhancements for 1999. CBHS has continued to make timely rent payments to the Operating Partnership for the first five months of CBHS's 1999 fiscal year.

         See Item 2. Properties for more information about the Operating Partnership's Behavioral Healthcare Properties.

INDUSTRY INFORMATION

         In an era of cost-containment and the reduction of dollars available for care, behavioral healthcare providers such as CBHS have focused attention on developing treatment approaches that respond to payors' increasing demands for shorter stays, lower costs, and expanded access to care. Changes in the mix of services, the prices of services, and the intensity of service are all part of this response. These changes have also been bolstered by a rapidly expanding science base, improved medications management, and the growing availability of non-hospital treatment settings in more and more communities that help to make it possible to manage complex and severe illnesses in less intensive treatment settings. One of the effects that the behavioral healthcare industry is experiencing is an increasing percentage of non-inpatient care. According to the National Association of Psychiatric Health Systems 1997 Annual Survey Report, the most recent available report, nearly one in four admissions in 1996 was to a service other than inpatient hospitalization, compared to just one in ten admissions in 1992. Although non-inpatient admissions are increasing rapidly and inpatient admissions also are increasing, average length of stay and care costs are decreasing.


         Due to these changes in the behavioral healthcare industry, the position of a hospital or other behavioral care facility such as the Behavioral Healthcare Properties relative to its competitors has been affected by its ability to obtain contracts with HMOs, PPOs and other managed care plans for the provision of health care services.

         Although such contracts generally provide for discounted services, pre-admission certification and concurrent length of stay reviews, they also provide a strong patient referral base. The importance of entering into contracts with HMOs, PPOs and other managed care companies varies from market to market and depends upon the market strength of the particular managed care company.

         The behavioral healthcare industry in general, and CBHS in particular, is influenced by the cyclical nature of the business, with a reduced demand for services during the summer months and around major holidays.

COMPETITION

         The Behavioral Healthcare Properties, which are acute-care psychiatric hospitals and other behavioral care treatment facilities, are located in 26 states within well-populated urban and suburban locations. Most of the Behavioral Healthcare Properties offer a full continuum of behavioral care in their service area, including inpatient hospitalization, partial hospitalization, intensive outpatient services and, in some markets, residential treatment services. The Behavioral Healthcare Properties provide structured and intensive treatment programs for mental health and alcohol and drug dependency disorders in children, adolescents and adults. A significant portion of admissions is provided by referrals from former patients, local marketplace advertising, managed care organizations and physicians. The Behavioral Healthcare Properties work closely with mental health professionals, non-psychiatric physicians, emergency rooms and community agencies that come in contact with individuals who may need treatment for mental illness or substance abuse.

         In general, the operation of behavioral healthcare programs is characterized by intense competition. The Operating Partnership anticipates that competition will become more intense as pressure to contain the rising costs of health care increases, particularly as programs such as those operated by CBHS are perceived to help contain mental health care costs. Each of the Behavioral Healthcare Properties competes with other hospitals and behavioral healthcare facilities, some of which are larger and have greater financial resources than CBHS. Some competing facilities are owned and operated by governmental agencies, others by nonprofit organizations supported by endowments and charitable contributions. The Behavioral Healthcare Properties frequently draw patients from areas outside their immediate locale and, therefore, the Behavioral Healthcare Properties may, in certain markets, compete with both local and distant hospitals and other facilities. In addition, the Behavioral Healthcare Properties compete not only with other psychiatric hospitals, but also with psychiatric units in general hospitals. With respect to outpatient services, CBHS competes with private practicing mental health professionals, publicly funded mental health centers, and partial hospitalization and other intensive outpatient services programs and facilities. The competitive position of a particular facility is, to a significant degree, dependent upon the number and quality of physicians who practice at the facility and who are members of its medical staff. There can be no assurance that CBHS will be able to compete effectively with its present or future competitors, and any such inability could have a material adverse effect on CBHS's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

         The Operating Partnership considers all of its Properties to be in good condition, well-maintained and suitable and adequate to carry on the Operating Partnership's business.

                               OFFICE PROPERTIES

         The Operating Partnership's Office Properties are located primarily in Dallas/Fort Worth and Houston, Texas. As of March 26, 1999, the Operating Partnership's Office Properties in Dallas/Fort Worth and Houston represent an aggregate of approximately 72% of its office portfolio based on total net rentable square feet (39% for Dallas/Fort Worth and 33% for Houston).

OFFICE PROPERTIES TABLES

         The following table sets forth, as of December 31, 1998, certain information about the Operating Partnership's Office Properties. Based on rental revenues from office and retail leases in effect as of December 31, 1998, no single tenant accounted for more than 4% of the Operating Partnership's total Office and Retail Segment rental revenues for 1998.


                                                                                                                       WEIGHTED
                                                                                                                       AVERAGE
                                                                                                                     FULL-SERVICE
                                                                                         NET                            RENTAL
                                                                                       RENTABLE                        RATE PER
                                       NO. OF                                YEAR        AREA     PERCENT             LEASED SQ.
    STATE, CITY, PROPERTY            PROPERTIES         SUBMARKET          COMPLETED   (SQ. FT.)    LEASED              FT.(1)
------------------------------------ ---------- -------------------------- ----------- ----------  -----------        -----------
TEXAS
   DALLAS
     Bank One Center(2) ............       1     CBD                          1987     1,530,957            75%(5)     $   22.17
     The Crescent Office Towers ....       1     Uptown/Turtle Creek          1985     1,204,720            99             29.43
     Fountain Place ................       1     CBD                          1986     1,200,266            96             18.52
     Trammell Crow Center(3) .......       1     CBD                          1984     1,128,331            95             25.38
     Stemmons Place ................       1     Stemmons Freeway             1983       634,381            89             14.28
     Spectrum Center(4) ............       1     Far North Dallas             1983       598,250            85             21.93
     Waterside Commons .............       1     Las Colinas                  1986       458,739           100             18.74
     Caltex House ..................       1     Las Colinas                  1982       445,993            97             28.46
     Reverchon Plaza ...............       1     Uptown/Turtle Creek          1985       374,165            95             18.12
     The Aberdeen ..................       1     Far North Dallas             1986       320,629           100             18.29
     MacArthur Center I & II .......       1     Las Colinas             1982/1986       294,069            98             19.46
     Stanford Corporate Centre .....       1     Far North Dallas             1985       265,507           100             17.52
     The Amberton ..................       1     Central Expressway           1982       255,052            85             12.08
     Concourse Office Park .........       1     LBJ Freeway             1972-1986       244,879            91             14.30
     12404 Park Central ............       1     LBJ Freeway                  1987       239,103           100             20.96
     Palisades Central II ..........       1     Richardson/Plano             1985       237,731            91             19.42
     3333 Lee Parkway ..............       1     Uptown/Turtle Creek          1983       233,769            98             19.97
     Liberty Plaza I & II ..........       1     Far North Dallas        1981/1986       218,813            98             15.16
     The Addison ...................       1     Far North Dallas             1981       215,016           100             17.65
     The Meridian ..................       1     LBJ Freeway                  1984       213,915            86(5)          15.82
     Palisades Central I ...........       1     Richardson/Plano             1980       180,503            94             15.58
     Walnut Green ..................       1     Central Expressway           1986       158,669            94             17.59
     Greenway II ...................       1     Richardson/Plano             1985       154,329            99             19.86
     Addison Tower .................       1     Far North Dallas             1987       145,886            91(5)          14.36
     Greenway I & IA ...............       2     Richardson/Plano             1983       146,704           100             23.22
     5050 Quorum ...................       1     Far North Dallas             1981       133,594            91             16.11
     Cedar Springs Plaza ...........       1     Uptown/Turtle Creek          1982       110,923            84             17.44
     Valley Centre .................       1     Las Colinas                  1985        74,861            99             15.63
     One Preston Park ..............       1     Far North Dallas             1980        40,525            87             16.28
                                                                         ---------    ----------     ---------         ---------
      Subtotal/Weighted Average ....      30                                          11,460,279            92%        $   20.84
                                      ------                                          ----------     ---------         ---------
   FORT WORTH
     UPR Plaza .....................       1      CBD                         1982       954,895            98%        $   16.40
                                      ------                                          ----------     ---------         ---------


                                                                                                                   WEIGHTED
                                                                                                                    AVERAGE
                                                                                                                  FULL-SERVICE
                                                                                         NET                         RENTAL
                                                                                       RENTABLE                     RATE PER
                                       NO. OF                                YEAR        AREA     PERCENT          LEASED SQ.
    STATE, CITY, PROPERTY            PROPERTIES         SUBMARKET          COMPLETED   (SQ. FT.)    LEASED           FT.(1)
------------------------------------ ---------- -------------------------- ----------- ----------  -----------     -----------
   HOUSTON
     Greenway Plaza Office
     Portfolio ......................     10     Richmond-Buffalo Speedway   1969-1982   4,286,277            92%    $  16.15
     Houston Center .................      3     CBD                         1974-1983   2,764,418            96        15.54
     Post Oak Central ...............      3     West Loop/Galleria          1974-1981   1,277,516            94        15.85
     The Woodlands Office
     Properties(6) ..................     12      The Woodlands              1980-1996     810,630            98        15.53
     BP Plaza .......................      1      Katy Freeway                    1992     561,065           100        18.26
     Three Westlake Park(7) .........      1      Katy Freeway                    1983     414,251            99        14.18
     1800 West Loop South ...........      1      West Loop/Galleria              1982     399,777            80        15.88
                                       -----                                            ----------         -----     --------

      Subtotal/Weighted Average .....    31                                             10,513,934            94%    $  15.93
                                       -----                                            ----------         -----     --------
   AUSTIN
     Frost Bank Plaza ...............      1      CBD                             1984     433,024            84%(5) $  18.84
     301 Congress Avenue(8) .........      1      CBD                             1986     418,338            89        21.66
     Bank One Tower .................      1      CBD                             1974     389,503            96        17.35
     Austin Centre ..................      1      CBD                             1986     343,665            96        20.09
     The Avallon ....................      1      Northwest                  1993/1997     232,301            93(5)     19.50
     Barton Oaks Plaza One ..........      1      Southwest                       1986      99,895           100        21.24
                                       -----                                            ----------         -----     --------
      Subtotal/Weighted Average .....      6                                             1,916,726            92%    $  19.56
                                       -----                                            ----------         -----     --------
COLORADO
   DENVER
     MCI Tower ......................      1      CBD                             1982     550,807            99%    $  18.10
     Ptarmigan Place ................      1      Cherry Creek                    1984     418,630            95        16.52
     Regency Plaza One ..............      1      DTC                             1985     309,862            98        21.27
     AT&T Building ..................      1      CBD                             1982     184,581            80        14.96
     The Citadel ....................      1      Cherry Creek                    1987     130,652           100        19.94
     55 Madison .....................      1      Cherry Creek                    1982     137,176            97        15.28
     44 Cook ........................      1      Cherry Creek                    1984     124,174            87(5)     17.60
                                       -----                                            ----------         -----     --------

      Subtotal/Weighted Average .....      7                                             1,855,882            95%    $  17.94
                                       -----                                            ----------         -----     --------

   COLORADO SPRINGS
     Briargate Office and
     Research Center ................      1      Colorado Springs                1988     252,857           100%    $  17.17
                                       -----                                            ----------         -----     --------

LOUISIANA
   NEW ORLEANS
     Energy Centre ..................      1      CBD                             1984     761,500            78%    $  15.17
     1615 Poydras ...................      1      CBD                             1984     508,741            79        15.10
                                       -----                                            ----------         -----     --------

      Subtotal/Weighted Average .....      2                                             1,270,241            78%    $  15.14
                                       -----                                            ----------         -----     --------
FLORIDA
   MIAMI
     Miami Center ..................       1      CBD                             1983     782,686            81%(5) $  23.68
     Datran Center .................       2      South Dade/Kendall         1986/1988     472,236            91        21.02
                                       -----                                            ----------         -----     --------

      Subtotal/Weighted Average ....       3                                             1,254,922            85%    $  22.59
                                       -----                                            ----------         -----     --------

ARIZONA
   PHOENIX
     Two Renaissance Square ........       1      Downtown/CBD                    1990     476,373            94%(5) $  23.25
     6225 North 24th Street ........       1      Camelback Corridor              1981      86,451            83        21.53
                                       -----                                            ----------         -----     --------

      Subtotal/Weighted Average ....       2                                               562,824            93%    $  23.01
                                       -----                                            ----------         -----     --------
WASHINGTON, D.C
   WASHINGTON, D.C
     Washington Harbour ............       2      Georgetown                      1986     536,206            93%    $  35.84
                                       -----                                            ----------         -----     --------

NEBRASKA
   OMAHA
     Central Park Plaza ............       1      CBD                              1982    409,850           100%    $  15.38
                                       -----                                            ----------         -----     --------


                                                                                                          WEIGHTED
                                                                                                           AVERAGE
                                                                                                         FULL-SERVICE
                                                                                    NET                    RENTAL
                                                                                  RENTABLE                RATE PER
                                  NO. OF                                YEAR        AREA     PERCENT     LEASED SQ.
    STATE, CITY, PROPERTY       PROPERTIES         SUBMARKET          COMPLETED   (SQ. FT.)    LEASED      FT.(1)
------------------------------- ---------- -------------------------- ----------- ---------- ----------- ------------
NEW MEXICO
   ALBUQUERQUE
     Albuquerque Plaza.......       1      CBD                            1990      366,236        95%      $    18.79
                                  ---                                             ---------     -----       ----------

CALIFORNIA
   SAN FRANCISCO
     160 Spear Street........       1      South of Market/CBD            1984      276,420        99%      $    25.42
                                  ---                                             ---------     -----       ----------

   SAN DIEGO
     Chancellor Park(9)......       1      UTC                            1988      195,733        90%      $    21.48
                                  ---                                             ---------     -----       ----------

TOTAL/WEIGHTED AVERAGE.......      89                                             31,827,005       92%(5)   $    18.88(10)
                                  ===                                             ==========    =====       ==========

------------------------

(1) Calculated based on base rent payable as of December 31, 1998, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

(2) The Operating Partnership has a 49.5% limited partner interest and a 0.5% general partner interest in the partnership that owns Bank One Center.

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

(5) Leases have been executed at certain Office Properties but had not commenced as of December 31, 1998. If such leases had commenced as of December 31, 1998, the percent leased for Office Properties would have been 94%. The total percent leased for such Properties would have been as follows: Bank One Center - 78%; The Meridian - 90%; Addison Tower - 94%; Frost Bank Plaza - 92%; The Avallon - 100%; 44 Cook - 97%; Miami Center - 86%; and Two Renaissance Square - 98%.

(6) The Operating Partnership has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.

(7) The Operating Partnership owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park.

(8) The Operating Partnership has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

(9) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

(10) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of December 31, 1998, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants, is $19.53.

         The following table provides information, as of December 31, 1998, for the Operating Partnership's Office Properties by state, city, and submarket.








                                                                                   PERCENT
                                                                   PERCENT OF     LEASED AT           OFFICE
                                                      TOTAL          TOTAL        OPERATING          SUBMARKET
                                       NUMBER       OPERATING      OPERATING      PARTNERSHIP         PERCENT
                                         OF        PARTNERSHIP    PARTNERSHIP       OFFICE             LEASE/
     STATE, CITY, SUBMARKET          PROPERTIES       NRA(1)         NRA(1)       PROPERTIES         OCCUPIED(2)
---------------------------------    ----------    -----------    -----------     -----------        -----------
CLASS A OFFICE PROPERTIES
TEXAS
  DALLAS
    CBD .........................             3      3,859,554             12%             87%(6)             84%
    Uptown/Turtle Creek .........             4      1,923,577              6              97                 92
    Far North Dallas ............             7      1,897,695              6              94                 82
    Las Colinas .................             4      1,273,662              4              98                 90
    Richardson/Plano ............             5        719,267              2              95                 95
    Stemmons Freeway ............             1        634,381              2              89                 92
    LBJ Freeway .................             2        453,018              1              93(6)              91
                                     ----------    -----------    -----------     -----------        -----------

    Subtotal/Weighted Average ...            26     10,761,154             33%             92%                88%
                                     ----------    -----------    -----------     -----------        -----------

  FORT WORTH
    CBD .........................             1        954,895              3%             98%                89%
                                     ----------    -----------    -----------     -----------        -----------

  HOUSTON
    CBD .........................             3      2,764,418              9%             96%                96%
    Richmond-Buffalo Speedway ...             6      2,735,030              9              92                 93
    West Loop/Galleria ..........             4      1,677,293              5              91                 95
    The Woodlands ...............             7        486,867              2              99                100
    Katy Freeway ................             2        975,316              3             100                 98
                                     ----------    -----------    -----------     -----------        -----------

    Subtotal/Weighted Average ...            22      8,638,924             28%             94%                96%
                                     ----------    -----------    -----------     -----------        -----------

  AUSTIN
    CBD .........................             4      1,584,530              5%             91%(6)             97%
    Northwest ...................             1        232,301              1              93(6)              94
    Southwest ...................             1         99,895              0             100                 98
                                     ----------    -----------    -----------     -----------        -----------

    Subtotal/Weighted Average ...             6      1,916,726              6%             92%                97%
                                     ----------    -----------    -----------     -----------        -----------

COLORADO
  DENVER
    Cherry Creek ................             4        810,632              3%             95%(6)             87%
    CBD .........................             2        735,388              2              94                 96
    DTC .........................             1        309,862              1              98                 95
                                     ----------    -----------    -----------     -----------        -----------

    Subtotal/Weighted Average ...             7      1,855,882              6%             95%                95%
                                     ----------    -----------    -----------     -----------        -----------

  COLORADO SPRINGS

    Colorado Springs ............             1        252,857              1%            100%                94%
                                     ----------    -----------    -----------     -----------        -----------

LOUISIANA
  NEW ORLEANS
    CBD .........................             2      1,270,241              5%             78%                87%
                                     ----------    -----------    -----------     -----------        -----------

FLORIDA
  MIAMI
    CBD .........................             1        782,686              2%             81%(6)             90%
    South Dade/Kendall ..........             2        472,236              1              91                 94
                                     ----------    -----------    -----------     -----------        -----------

    Subtotal/Weighted Average ...             3      1,254,922              3%             85%                90%
                                     ----------    -----------    -----------     -----------        -----------

ARIZONA
  PHOENIX
    Downtown/CBD ................             1        476,373              1%             94%(6)             92%
    Camelback Corridor ..........             1         86,451              0              83                 95
                                     ----------    -----------    -----------     -----------        -----------

    Subtotal/Weighted Average ...             2        562,824              1%             93%                94%
                                     ----------    -----------    -----------     -----------        -----------

WASHINGTON, D.C .................
  WASHINGTON, D.C ...............
    Georgetown ..................             2        536,206              2%             93%                97%
                                     ----------    -----------    -----------     -----------        -----------






                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                    WEIGHTED                     OPERATING
                                                    AVERAGE       OPERATING     PARTNERSHIP
                                      OPERATING      QUOTED      PARTNERSHIP      FULL-
                                     PARTNERSHIP     MARKET         QUOTED       SERVICE
                                      SHARE OF       RENTAL         RENTAL        RENTAL
                                       OFFICE       RATE PER       RATE PER      RATE PER
                                      SUBMARKET       SQUARE        SQUARE        SQUARE
     STATE, CITY, SUBMARKET           NRA(1)(2)     FOOT(2)(3)      FOOT(4)       FOOT(5)
-----------------------------------  -----------    ----------    -----------    -----------

CLASS A OFFICE PROPERTIES
TEXAS
  DALLAS
    CBD .........................             21%    $  22.76    $     25.20    $     21.94
    Uptown/Turtle Creek .........             35        26.56          30.44          25.54
    Far North Dallas ............             25        25.34          24.31          18.32
    Las Colinas .................             15        27.04          26.69          22.06
    Richardson/Plano ............             18        22.81          23.65          19.38
    Stemmons Freeway ............             31        20.97          19.50          14.28
    LBJ Freeway .................              4        24.97          22.67          18.72
                                     -----------     --------    -----------    -----------

    Subtotal/Weighted Average ...             19%    $  24.39    $     25.61    $     21.23
                                     -----------     --------    -----------    -----------

  FORT WORTH
    CBD .........................             24%    $  19.59    $     18.79    $     16.40
                                     -----------     --------    -----------    -----------

  HOUSTON
    CBD .........................             11%    $  21.93    $     21.88    $     15.54
    Richmond-Buffalo Speedway ...             56        21.08          23.37          16.94
    West Loop/Galleria ..........             13        21.93          23.91          15.86
    The Woodlands ...............            100        15.69          15.69          15.62
    Katy Freeway ................             40        25.00          25.29          16.53
                                     -----------     --------    -----------    -----------


    Subtotal/Weighted Average ...             19%    $  21.66    $     22.78    $     16.15
                                     -----------     --------    -----------    -----------

  AUSTIN
    CBD .........................             44%    $  26.19    $     26.16    $     19.45
    Northwest ...................             14        26.15          24.50          19.50
    Southwest ...................              5        26.33          24.00          21.24
                                     -----------     --------    -----------    -----------


    Subtotal/Weighted Average ...             26%    $  26.19    $     25.84    $     19.56
                                     -----------     --------    -----------    -----------

COLORADO
  DENVER
    Cherry Creek ................             53%    $  20.30    $     21.16    $     17.05
    CBD .........................              7        22.84          20.75          17.40
    DTC .........................              6        23.64          25.00          21.27
                                     -----------     --------    -----------    -----------


    Subtotal/Weighted Average ...             11%    $  21.86    $     21.64    $     17.94
                                     -----------     --------    -----------    -----------

  COLORADO SPRINGS


    Colorado Springs ............              6%    $  19.29    $     20.00    $     17.17
                                     -----------     --------    -----------    -----------

LOUISIANA
  NEW ORLEANS
    CBD .........................             14%    $  16.55    $     17.00    $     15.14
                                     -----------     --------    -----------    -----------

FLORIDA
  MIAMI
    CBD .........................             23%    $  28.30    $     28.50    $     23.68
    South Dade/Kendall ..........            100        23.19          23.19          21.02
                                     -----------     --------    -----------    -----------


    Subtotal/Weighted Average ...             33%    $  26.38    $     26.50    $     22.59
                                     -----------     --------    -----------    -----------

ARIZONA
  PHOENIX
    Downtown/CBD ................             27%    $  23.38    $     23.00    $     23.25
    Camelback Corridor ..........              2        26.48          22.00          21.53
                                     -----------     --------    -----------    -----------


    Subtotal/Weighted Average ...             11%    $  23.86    $     22.85    $     23.01
                                     -----------     --------    -----------    -----------

WASHINGTON, D.C .................
  WASHINGTON, D.C ...............
    Georgetown ..................            100%    $  36.66    $     36.66    $     35.84
                                     -----------     --------    -----------    -----------




                                                                                                  PERCENT
                                                                                  PERCENT OF     LEASED AT
                                                                      TOTAL          TOTAL       OPERATING
                                                      NUMBER        OPERATING      OPERATING     PARTNERSHIP
                                                        OF         PARTNERSHIP    PARTNERSHIP       OFFICE
     STATE, CITY, SUBMARKET                          PROPERTIES       NRA(1)         NRA(1)       PROPERTIES
----------------------------------------------       ----------    -----------    -----------     -----------
NEBRASKA
  OMAHA
    CBD .......................................                1        409,850              1%            100%
                                                     -----------    -----------    -----------     -----------
NEW MEXICO
  ALBUQUERQUE
    CBD .......................................                1        366,236              1%             95%
                                                     -----------    -----------    -----------     -----------
CALIFORNIA
  SAN FRANCISCO
    South of Market/CBD .......................                1        276,420              1%             99%
                                                     -----------    -----------    -----------     -----------
  SAN DIEGO
    UTC .......................................                1        195,733              1%             90%
                                                     -----------    -----------    -----------     -----------
    CLASS A OFFICE PROPERTIES
    SUBTOTAL/WEIGHTED AVERAGE .................               76     29,252,870             92%             93%
                                                     ===========    ===========    ===========     ===========

CLASS B OFFICE PROPERTIES
TEXAS
  DALLAS
    Central Expressway ........................                2        413,721              1%             88%
    LBJ Freeway ...............................                1        244,879              1              91
    Far North Dallas ..........................                1         40,525              0              87
                                                     -----------    -----------    -----------     -----------
    Subtotal/Weighted Average .................                4        699,125              2%             89%
                                                                    -----------    -----------     -----------
  HOUSTON
    Richmond-Buffalo Speedway .................                4      1,551,247              5%             93%
    The Woodlands .............................                5        323,763              1              97
                                                     -----------    -----------    -----------     -----------
    Subtotal/Weighted Average .................                9      1,875,010              6%             94%
                                                                    -----------    -----------     -----------
    CLASS B OFFICE PROPERTIES
    SUBTOTAL/WEIGHTED AVERAGE .................               13      2,574,135              8%             92%
                                                     ===========    ===========    ===========     ===========
    CLASS A AND CLASS B OFFICE
    PROPERTIES TOTAL/WEIGHTED AVERAGE..........               89     31,827,005            100%             92%(6)
                                                     ===========    ===========    ===========     ===========



                                                                                                                  WEIGHTED
                                                                                                                  AVERAGE
                                                                                   WEIGHTED                       OPERATING
                                                                                   AVERAGE       OPERATING       PARTNERSHIP
                                                                   OPERATING        QUOTED      PARTNERSHIP        FULL-
                                                   OFFICE         PARTNERSHIP       MARKET         QUOTED         SERVICE
                                                  SUBMARKET        SHARE OF         RENTAL         RENTAL         RENTAL
                                                   PERCENT          OFFICE         RATE PER       RATE PER        RATE PER
                                                    LEASE/         SUBMARKET        SQUARE        SQUARE          SQUARE
     STATE, CITY, SUBMARKET                       OCCUPIED(2)      NRA(1)(2)      FOOT(2)(3)       FOOT(4)        FOOT(5)
-----------------------------------------------   -----------     -----------     -----------    -----------    -----------

NEBRASKA
  OMAHA
    CBD .......................................            97%             32%    $     18.61    $     18.50    $     15.38
                                                  -----------     -----------     -----------    -----------    -----------
NEW MEXICO
  ALBUQUERQUE
    CBD .......................................            97%             63%    $     19.30    $     19.50    $     18.79
                                                  -----------     -----------     -----------    -----------    -----------
CALIFORNIA
  SAN FRANCISCO
    South of Market/CBD .......................            97%              3%    $     45.20    $     38.00    $     25.42
                                                  -----------     -----------     -----------    -----------    -----------
  SAN DIEGO
    UTC .......................................            87%              6%    $     28.50    $     27.00    $     21.48
                                                  -----------     -----------     -----------    -----------    -----------
    CLASS A OFFICE PROPERTIES
    SUBTOTAL/WEIGHTED AVERAGE .................            92%             18%    $     23.38    $     24.03    $     19.24
                                                  ===========     ===========     ===========    ===========    ===========

CLASS B OFFICE PROPERTIES
TEXAS
  DALLAS
    Central Expressway ........................            82%             11%    $     16.73    $     18.35    $     14.37
    LBJ Freeway ...............................            91               2           19.00          18.25          14.30
    Far North Dallas ..........................            88               0           20.61          18.50          16.28
                                                  -----------     -----------     -----------    -----------    -----------
    Subtotal/Weighted Average .................            88%              3%    $     17.75    $     18.32    $     14.45
                                                  -----------     -----------     -----------    -----------    -----------
  HOUSTON
    Richmond-Buffalo Speedway .................            92%             47%    $     17.82    $     22.03    $     14.75
    The Woodlands .............................            99             100           15.17          15.17          15.39
                                                  -----------     -----------     -----------    -----------    -----------
    Subtotal/Weighted Average .................            93%             51%    $     17.36    $     20.85    $     14.87
                                                  -----------     -----------     -----------    -----------    -----------
    CLASS B OFFICE PROPERTIES
    SUBTOTAL/WEIGHTED AVERAGE .................            89%              9%    $     17.47    $     20.16    $     14.75
                                                  ===========     ===========     ===========    ===========    ===========
    CLASS A AND CLASS B OFFICE
    PROPERTIES TOTAL/WEIGHTED AVERAGE..........            92%             16%    $     22.90    $     23.72    $     18.88(7)
                                                  ===========     ===========     ===========    ===========    ===========


-----------------------

(1)  NRA means net rentable area in square feet.

(2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are Jamison Research, Inc. (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway and Central Expressway, Fort Worth CBD and the New Orleans CBD submarkets), Baca Landata, Inc. (for the Houston Richmond-Buffalo Speedway, CBD and West Loop/Galleria submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), Cushman & Wakefield of Texas, Inc. (for the Houston Katy Freeway submarket), CB Richard Ellis (for CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and DTC submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD, Camelback Corridor and San Francisco South of Market/CBD submarkets), Grubb and Ellis Company and the Operating Partnership (for the Washington D.C. Georgetown submarket), Pacific Realty Group, Inc. (for the Omaha CBD submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and John Burnham & Co. (for the San Diego UTC submarket).

(3) Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of Operating Partnership Office Properties in the submarket.

(4) For Office Properties, represents weighted average rental rates per square foot quoted by the Operating Partnership as of December 31, 1998, based on total net rentable square feet of Operating Partnership Office Properties in the submarket, adjusted, if necessary, based on management estimates, to equivalent full-service quoted rental rates to facilitate comparison to weighted average Class A or Class B, as the case may be, quoted submarket rental rates per square foot. These rates do not necessarily represent the amounts at which available space at the Operating Partnership's Office Properties will be leased.

(5) Calculated based on base rent payable for Operating Partnership Office Properties in the submarket as of December 31, 1998, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from tenants, divided by total net rentable square feet of Operating Partnership Office Properties in the submarket.

(6) Leases have been executed at certain Properties in these submarkets but had not commenced as of December 31, 1998. If such leases had commenced as of December 31, 1998, the percent leased for all Office Properties in the Operating Partnership's submarkets would have been 94%. The total percent leased at the Operating Partnership's Office Properties would have been as follows: Dallas CBD - 89%; LBJ Freeway - 94%; Austin CBD -- 94%; Austin Northwest -- 100%; Denver Cherry Creek -- 98%; Miami CBD - 86%; and Phoenix Downtown CBD - 98%.

(7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of December 31, 1998, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants, is $19.53.


         The following table sets forth, as of December 31, 1998, the principal businesses conducted by the tenants at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the tenants.



                                                                 PERCENT OF
                 INDUSTRY SECTOR                               LEASED SQ. FT.
                 ---------------                               --------------
             Professional Services (1)                                 25%
             Financial Services (2)                                    20%
             Energy(3)                                                 20%
             Telecommunications                                         6%
             Technology                                                 6%
             Manufacturing                                              2%
             Retail                                                     2%
             Medical                                                    3%
             Government                                                 2%
             Food Service                                               3%
             Other(4)                                                  11%
                                                                   ------
             Total Leased                                             100%
                                                                   ------

-------------------

(1) Includes legal, accounting, engineering, architectural, and advertising services.

(2)  Includes banking, title and insurance, and investment services.

(3) Of the 20% of energy tenants at the Operating Partnership's Office Properties, 65% are located in Houston, 24% are located in Dallas, 6% are located in Denver and 5% are located in New Orleans. Of the 65% of energy tenants located in Houston (approximately 4 million square feet), 65% (approximately 2.6 million square feet) are obligated under long-term leases (expiring in 2003 or later).

(4)  Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES


         The following tables set forth schedules of lease expirations for leases in place as of December 31, 1998 at the Operating Partnership's total Office Properties and for Dallas and Houston, Texas individually, for each of the ten years beginning with 1999, assuming that none of the tenants exercise or have exercised renewal options and excluding an aggregate 2,326,676 square feet of unleased space and 335,984 square feet of leased space for which the leases have not yet commenced.


TOTAL OFFICE PROPERTIES


                                                                                           PERCENTAGE
                                                            PERCENTAGE                     OF TOTAL          ANNUAL
                                           NEW RENTABLE      OF LEASED        ANNUAL        ANNUAL        FULL-SERVICE
                                NUMBER        AREA         NET RENTABLE    FULL-SERVICE   FULL-SERVICE      RENT PER
                              OF TENANTS   REPRESENTED         AREA           RENT           RENT            SQUARE
                                 WITH      BY EXPIRING     REPRESENTED        UNDER        REPRESENTED     FOOT OF NET
                                LEASES       LEASES        BY EXPIRING       EXPIRING      BY EXPIRING      RENTABLE
YEAR OF LEASE EXPIRATION       EXPIRING   (SQUARE FEET)       LEASES         LEASES(1)        LEASES          AREA
-------------------------     ----------  --------------  ---------------  ------------    -------------  --------------

1999 ..................            589      3,947,267(2)           13.5%    $72,074,173           12.2%    $     18.26
2000 ..................            407      3,375,059              11.6      64,634,853           10.9           19.15
2001 ..................            410      3,937,251              13.5      72,098,759           12.2           18.31
2002 ..................            302      3,547,240              12.2      72,142,547           12.2           20.34
2003 ..................            280      2,658,719               9.1      50,784,489            8.6           19.10
2004 ..................            110      2,961,320              10.2      60,143,639           10.1           20.31
2005 ..................             74      2,297,346               7.9      49,925,513            8.4           21.73
2006 ..................             28        711,519               2.4      15,008,808            2.5           21.09
2007 ..................             32      1,264,512               4.3      28,273,098            4.8           22.36
2008 ..................             30      1,077,621               3.7      26,513,766            4.5           24.60
2009 and thereafter ...             31      3,386,491              11.6      81,153,538           13.6           23.96

-------------------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

(2) As of December 31, 1998, leases have been signed for approximately 1,500,000 net rentable square feet commencing in 1999.


DALLAS OFFICE PROPERTIES



                                                                                             PERCENTAGE
                                                              PERCENTAGE                      OF TOTAL          ANNUAL
                                           NEW RENTABLE       OF LEASED        ANNUAL          ANNUAL        FULL-SERVICE
                               NUMBER          AREA          NET RENTABLE   FULL-SERVICE     FULL-SERVICE      RENT PER
                             OF TENANTS     REPRESENTED          AREA           RENT             RENT           SQUARE
                                WITH        BY EXPIRING       REPRESENTED       UNDER         REPRESENTED     FOOT OF NET
                               LEASES         LEASES          BY EXPIRING      EXPIRING       BY EXPIRING      RENTABLE
YEAR OF LEASE EXPIRATION      EXPIRING     (SQUARE FEET)         LEASES       LEASES(1)          LEASES          AREA
------------------------     -----------   -------------      -----------   -------------     -------------   -----------

1999 ..................            216      1,477,060           14.1%       $ 31,200,758           13.6%    $     21.12
2000 ..................            153      1,785,125           17.0          36,924,141           16.1           20.68
2001 ..................            144      1,157,442           11.0          23,950,375           10.4           20.69
2002 ..................             81        933,139            8.9          22,280,907            9.7           23.98
2003 ..................             87      1,127,819           10.8          21,900,757            9.5           19.42
2004 ..................             23        512,434            4.9          12,951,390            5.6           25.27
2005 ..................             18      1,140,886           10.9          23,712,921           10.3           20.78
2006 ..................              9        197,031            1.9           4,889,176            2.1           24.81
2007 ..................             12        526,184            5.0          12,605,163            5.5           23.96
2008 ..................             10        553,504            5.3          13,588,530            5.9           24.55
2009 and thereafter ...              7      1,077,940           10.2          25,868,424           11.3           24.00

-------------------

(1)Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

HOUSTON OFFICE PROPERTIES



                                                                                            PERCENTAGE
                                                              PERCENTAGE                     OF TOTAL        ANNUAL
                                            NEW RENTABLE      OF LEASED        ANNUAL         ANNUAL        FULL-SERVICE
                                  NUMBER        AREA         NET RENTABLE    FULL-SERVICE   FULL-SERVICE      RENT PER
                                OF TENANTS   REPRESENTED         AREA           RENT           RENT           SQUARE
                                   WITH      BY EXPIRING      REPRESENTED      UNDER        REPRESENTED      FOOT OF NET
                                  LEASES        LEASES        BY EXPIRING      EXPIRING     BY EXPIRING       RENTABLE
YEAR OF LEASE EXPIRATION          EXPIRING   (SQUARE FEET)       LEASES        LEASES(1)       LEASES          AREA
                                -----------  --------------  ---------------  ------------  -------------  --------------

1999 ...................             188       1,394,659            14.2%    $ 20,503,413            11.7%    $      14.70
2000 ...................             132         768,009             7.8       11,548,164             6.6            15.04
2001 ...................             130       1,865,036            19.0       29,990,561            17.1            16.08
2002 ...................             123       1,051,584            10.7       18,353,365            10.4            17.45
2003 ...................              94         798,859             8.1       14,090,838             8.0            17.64
2004 ...................              44       1,403,068            14.3       24,905,835            14.2            17.75
2005 ...................              15         185,456             1.9        3,470,307             2.0            18.71
2006 ...................               9         266,909             2.7        4,660,045             2.7            17.46
2007 ...................               6         477,167             4.9        9,045,788             5.1            18.96
2008 ...................               7         183,719             1.9        3,160,729             1.8            17.20
2009 and thereafter ....              10       1,437,952            14.5       36,024,423            20.4            25.05


-------------------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.


                                RETAIL PROPERTIES


         The Operating Partnership owns seven Retail Properties, which in the aggregate contain approximately 777,000 net rentable square feet. Four of the Retail Properties, The Woodlands Retail Properties with an aggregate of approximately 356,000 net rentable square feet, are located in The Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas. The Operating Partnership has a 75% limited partner interest and an approximately 10% indirect general partner interest in the partnership that owns The Woodlands Retail Properties. Two of the Retail Properties, Las Colinas Plaza with approximately 135,000 net rentable square feet, and The Crescent Atrium with approximately 95,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of December 31, 1998, the Retail Properties were 95% leased.

                                HOTEL PROPERTIES


HOTEL PROPERTIES TABLES


         The following table sets forth certain information for the years ended December 31, 1998 and 1997, about the Operating Partnership's Hotel Properties. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure their performance based on available guest nights.





                                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                 AVERAGE
                                                                                OCCUPANCY          AVERAGE            REVENUE PER
                                                          YEAR                     RATE           DAILY RATE       AVAILABLE ROOM
                                                       COMPLETED/              -------------     -------------     --------------
HOTEL PROPERTY(1)                 LOCATION             RENOVATED    ROOMS      1998     1997     1998     1997     1998     1997
-----------------                 --------           ------------   -----      ----     ----     ----     ----     ----      ----

FULL-SERVICE/LUXURY HOTELS:
Denver Marriott City Center      Denver, CO           1982/1994       613       80%     80%     $ 124    $ 117     $ 100    $  94
Four Seasons Hotel-Houston       Houston, TX             1982         399       65      67        181      161       118      108
Hyatt Regency Albuquerque        Albuquerque, NM         1990         395       69      74        103       98        71       73
Omni Austin Hotel                Austin, TX              1986         314       77      78        114      103        88       81
Hyatt Regency Beaver Creek       Avon, CO                1989         276(2)    69      66        233      229       162      151
Sonoma Mission Inn & Spa         Sonoma, CA         1927/1987/1997    198(3)    82      87        235      210       194      183
Ventana Country Inn              Big Sur, CA        1975/1982/1988     62       63(4)   84        387      337       245(4)   282
                                                                  -------    -----     ---      -----    -----     -----    -----

     TOTAL/WEIGHTED AVERAGE                                         2,257       74%     75%     $ 158    $ 149     $ 116    $ 112
                                                                  =======    =====     ===      =====    =====     =====    =====


DESTINATION HEALTH & FITNESS RESORTS:                             Guest Nights
                                                                  ------------

Canyon-Ranch-- Tucson            Tucson, AZ              1980         250(5)
Canyon Ranch-- Lenox             Lenox, MA               1989         212(5)
                                                                   ------

     TOTAL/WEIGHTED AVERAGE                                           462       86%(6)   81%(6) $ 508(7) $ 477(7)  $ 422(8) $ 370(8)
                                                                   ======    =====     ====     =====    =====     =====    =====

(1) Because of the Company's status as a REIT for federal income tax purposes, the Operating Partnership does not operate the Hotel Properties and has leased all of the Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COI pursuant to long term leases. As of January 1, 1999, the Omni Austin Hotel is leased pursuant to a separate long term lease to HCD Austin Corporation, an unrelated third party.

(2) In 1998, the number of available rooms at Hyatt Regency Beaver Creek was reduced to 276 due to 19 rooms being converted into a 20,000 square foot spa.

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


         The following table sets forth average occupancy rate, average daily rate ("ADR") and revenue per available room ("REVPAR") for the Operating Partnership's Hotel Properties by full-service/luxury hotels and destination health and fitness resorts for each of the years ended December 31, 1994 through 1998. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts, that measure performance based on available guest nights and calculate average occupancy rate, ADR and REVPAR as described in the footnotes to the preceding table.



                                                              YEAR ENDED DECEMBER 31,
                                                            ----------------------------
                                                  1998       1997       1996       1995       1994
                                                 ------     ------     ------     ------     ------

FULL-SERVICE/LUXURY HOTELS
Average Occupancy Rate ......................        74%        75%        75%        74%        71%
ADR .........................................    $  158     $  149     $  136     $  125     $  119
REVPAR ......................................    $  116     $  112     $  102     $   92     $   85
DESTINATION HEALTH AND FITNESS RESORTS
Average Occupancy Rate ......................        86%        81%        81%        77%        78%
ADR .........................................    $  508     $  477     $  446     $  437     $  418
REVPAR ......................................    $  422     $  370     $  345     $  321     $  312




                         REFRIGERATED STORAGE PROPERTIES


REFRIGERATED STORAGE PROPERTIES TABLE


         The following table shows the number and aggregate size of Refrigerated Storage Properties by state as of December 31, 1998:



                                TOTAL CUBIC       TOTAL                            TOTAL CUBIC          TOTAL
                 NUMBER OF        FOOTAGE       SQUARE FEET                         NUMBER OF          FOOTAGE        SQUARE FEET
 STATE         PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)        STATE          PROPERTIES(1)     (IN MILLIONS)    (IN MILLIONS)
---------      -------------   -------------   -------------     -------------     -------------      ------------    ------------

Alabama            5                9.5            0.4            Mississippi             1                4.7           0.2
Arizona            1                2.9            0.1            Missouri(2)             2               37.9           2.2
Arkansas           6               33.1            1.0            Nebraska                2                4.4           0.2
California        13               50.3            1.9            New Jersey              1                2.7           0.1
Colorado           2                3.4            0.1            New York                1               11.8           0.4
Florida            5                7.5            0.3            North Carolina          3                8.5           0.3
Georgia            7               41.1            1.5            Oklahoma                2                2.1           0.1
Idaho              2               18.7            0.8            Oregon                  6               40.4           1.7
Illinois           2               11.6            0.4            Pennsylvania            4               50.8           1.5
Indiana            1                9.1            0.3            South Carolina          1                1.6           0.1
Iowa               2               12.5            0.5            South Dakota            2                6.3           0.2
Kansas(2)          3               40.2            2.5            Tennessee               4               13.0           0.5
Kentucky           1                2.7            0.1            Texas                   4               27.2           0.8
Maine              1                1.8            0.2            Utah                    1                8.6           0.4
Massachusetts      6               15.2            0.7            Virginia                1                1.9           0.1
Minnesota          1                5.9            0.2            Washington              6               28.7           1.1
                                                                  Wisconsin               2               14.0           0.5
                                                                                       ----             ------         -----

                                                                 Total                  101              530.1          21.4
                                                                                       ====             ======         =====

----------------------------

(1) The Operating Partnership has an indirect 38% interest in the Refrigerated Storage Partnerships, each of which owns one or more of the Refrigerated Storage Corporations which, as of December 31, 1998, directly or indirectly owned or operated approximately 101 refrigerated storage properties (collectively referred to as the "Refrigerated Storage Properties") with an aggregate of approximately 530.1 million cubic feet (21.4 million square feet). The remaining interest in the Refrigerated Storage Partnerships is owned by Vornado Realty Trust ("Vornado") (60% of each Refrigerated Storage Partnership) and COI (2% indirect interest in each Refrigerated Storage Partnership). As a result of the Restructuring, effective March 12, 1999, the Operating Partnership increased its indirect ownership in the Refrigerated Storage Partnerships to 39.6%, and the Refrigerated Storage Corporations own, but no longer operate, the Refrigerated Storage Properties.

(2) Both Kansas and Missouri have one underground storage facility. These underground facilities in Kansas and Missouri approximate 35.2 million and
     33.1 million cubic feet (2.2 million and 2.1 million square feet), respectively. It is anticipated that the underground facility in Kansas will be closed in 1999.

                       RESIDENTIAL DEVELOPMENT PROPERTIES


RESIDENTIAL DEVELOPMENT PROPERTIES TABLE


         The following table sets forth certain information as of December 31, 1998, relating to the Residential Development Properties.




                                                                                 Total       Total    Average
                     Residential                       Residential    Total    Lots/Units  Lots/Units Closed
  Residential        Development                       Development    Lots/    Developed    Closed    Sale Price  Range of Proposed
  Development        Properties  Type of               Corporation's  Units      Since      Since      Per Lot/      Sale Prices
 Corporation(1)        (RDP)     RDP(2)  Location      Ownership %   Planned   Inception  Inception    Unit($)    Per Lot/Unit($)(4)
-----------------    ---------   -----   --------      ------------  -------   ---------  ---------   ----------  ------------------
Desert Mountain      Desert       SF    Scottsdale,AZ      93.0%      2,486       2,050      1,777      430,000    150,000-2,500,000
Development         Mountain                                        -------     -------    -------
Corp.

The Woodlands         The         SF    The Woodlands,     42.5%     38,313      20,063     18,730       50,371      14,700-500,000
Land Company       Woodlands                  TX                    -------     -------    -------
Inc.

Crescent          The Reserve     SF      Frisco, CO       60.0%        134(5)      134        128       95,000      60,000-165,000
Development        at Frisco
Management Corp.

                     Villa        TH       Avon, CO        30.0%         27(5)       27         14      905,000    515,000-1,700,000
                    Montane
                   Townhomes

                     Villa        TS       Avon, CO        30.0%         38(5)       38         32       60,000       18,000-150,000
                  Montane Club

                   Villas at      TH       Avon, CO        30.0%         10          10          9    2,070,000            2,995,000
                  Beaver Creek

                  Deer Trail      SFH      Avon, CO        60.0%         16(5)       --         --          N/A  2,560,000-3,325,000

                    Buckhorn      TH       Avon, CO        60.0%         24(5)        4          2    1,088,000    945,000-1,850,000
                   Townhomes

                 Bear Paw Lodge   CO       Avon, CO        60.0%         53(5)       --         --          N/A  1,495,000-1,895,000
                                                                    -------     -------    -------


        Total Crescent Development Management Corp.                     302         213        185
                                                                    -------     -------    -------

Mira Vista         Mira Vista     SF    Fort Worth, TX    100.0%        710         677        559       97,000       50,000-265,000
Development
Corp.
                      The         SF   Breckenridge, CO    12.3%        750         270        245      143,000        55,00-250,000
                   Highlands                                        -------     -------    -------
                                                                      1,460         947        804
                                                                    -------     -------    -------
       Total Mira Vista Development Corp.

Houston Area      Falcon Point    SF      Houston, TX     100.0%      1,205         556        375       31,000        22,000-60,000
Development                                                         -------     ------     -------
Corp.
                  Spring Lakes    SF      Houston, TX     100.0%        536          93         35       31,000        22,000-33,000
                                                                    -------     -------    -------


       Total Houston Area Development Corp.                           1,741         649        410
                                                                    -------     -------    -------

            Total                                                    44,302      23,922     21,906
                                                                    =======     =======    =======

-------------------

(1) The Operating Partnership has an approximate 94%, 94%, 90%, 95% and 95% ownership interest in Mira Vista Development Corp., Houston Area Development Corp., Crescent Development Management Corp., The Woodlands Land Company, Inc., and Desert Mountain Development Corporation, respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); TS (Timeshare); and SFH (Single Family Homes).

(3) Based on Lots/Units closed during the Operating Partnership's ownership period.

(4)  Based on existing inventory of developed lots and lots to be developed.

(5) As of December 31, 1998, 6 lots were under contract at the Reserve at Frisco representing $0.5 million in sales (all 6 of these lots are projected to close in the first quarter of 1999), 4 units were under contract at Villa Montane Townhomes representing $5.5 million in sales (all 4 of these units are projected to close in the first quarter of 1999), 5 units were under contract at Villa Montane Club representing $5.8 million in sales (all 5 of these units are projected to close in the first quarter of 1999), 9 units were under contract at Deer Trail representing $26.6 million in sales (these are projected to close as units are completed over the second and third quarters of 1999), 12 units were under contract at Buckhorn Townhomes representing $17.2 million in sales (these are projected to close as units are completed over the second and third quarters of
     1999), and 6 units were under contract at Bear Paw Lodge representing $10.4 million in sales (these are projected to close as units are completed over the second and third quarters of 1999).


                        BEHAVIORAL HEALTHCARE PROPERTIES


BEHAVIORAL HEALTHCARE PROPERTIES TABLE


         The following chart sets forth the locations of the 89 Behavioral Healthcare Properties by state:


                           NUMBER OF           NUMBER OF                           NUMBER OF            NUMBER OF
         STATE            PROPERTIES(1)          BEDS          STATE               PROPERTIES(1)          BEDS
         -----            -------------       ----------       -----               -------------        ----------

         Alabama             1                   70            Mississippi              2                 217
         Arkansas            2                  109            North Carolina           4                 410
         Arizona             2                  170            New Hampshire            2                 100
         California          8                  649            New Jersey               1                 150
         Delaware            1                   72            Nevada                   1                  84
         Florida            12                  648            Pennsylvania             1                 169
         Georgia            15                  986            South Carolina           3                 248
         Indiana             8                  577            Tennessee                1                 204
         Kansas              2                  160            Texas                    9                 816
         Kentucky            3                  251            Utah                     2                 196
         Louisiana           1                    0            Virginia                 3                 285
         Maryland            1                    0            Wisconsin                2                 160
         Minnesota           1                   40                                 -----               -----
         Missouri            1                   96            Total                   89               6,867
                                                                                    =====               =====

-------------------

(1) The Behavioral Healthcare Properties include 89 properties in 26 states that are leased to CBHS. CBHS was formed to operate the Behavioral Healthcare Properties and is owned 50% by a subsidiary of Magellan and 50% by COI.


ITEM 3.  LEGAL PROCEEDINGS


STATION CASINOS, INC.


         The Company was a party to an Agreement and Plan of Merger, dated January 16, 1998, as amended, (the "Merger Agreement") between the Company and Station Casinos, Inc. ("Station"). Pursuant to the Merger Agreement, Station would have merged with and into the Company (the "Merger"). On July 27, 1998, Station canceled the joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger, over the Company's objection. Thereafter, the Company demanded that Station call the stockholders meeting by August 18, 1998, the last date for which the then-existing record date was effective. The Company subsequently notified Station that it was exercising its termination rights under the Merger Agreement based on Station's material breaches of the Merger Agreement and thereafter notified Station that the Merger Agreement had been terminated in accordance with its terms.


         On July 30, 1998, Station filed a complaint in Clark County District Court, State of Nevada seeking declaratory relief in connection with the Merger Agreement. The complaint alleges that the Company consented to Station's cancellation of its meeting of stockholders. The action seeks a declaratory judgment that:


         o Station has complied in all material respects with its obligations under the Merger Agreement;

         o Station is not obligated to reschedule immediately a meeting of its common and preferred stockholders;

         o     the Company has no right to terminate the Merger Agreement; and

         o the Company is obligated to purchase up to $115 million in redeemable preferred stock of Station in accordance with certain provisions of the Merger Agreement.


         On August 7, 1998, the Company filed a complaint in the United States District Court, Northern District of Texas, seeking damages and declaratory relief as a result of Station's alleged breaches of the Merger Agreement. The complaint alleges that Station breached the Merger Agreement by unilaterally canceling its scheduled stockholders meeting and refusing to reschedule and conduct the meeting, and that Station's representations and warranties were not true and correct in all material respects. The action seeks:

         o compensatory damages, including the $54 million breakup fee or its equivalent and the Company's expenses associated with the transaction;

         o a declaratory judgment that Station's alleged breaches under the Merger Agreement excuse the Company from any further obligations under the Merger Agreement; and

         o a declaratory judgment that the Company is not required to purchase shares of Station Casinos, Inc.'s redeemable preferred stock due to Station's material breaches of the Merger Agreement.


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


         As amended, the action by Station seeks, in addition to the prior requests for declaratory relief:

         o an order of specific performance requiring the Company to purchase $115 million of the redeemable preferred stock;

         o damages consisting of compensatory damages (which Station states to be in excess of $400 million);

         o costs associated with Station's obtaining capital needed to replace the $115 million that was to have been paid by the Company to purchase the redeemable preferred stock;

         o expenses incurred by Station in connection with the proposed Merger; and

         o a declaratory judgment that the Company was in breach of its representations, warranties, and covenants at the time that the Company exercised its termination rights under the Merger Agreement and that the Company's breach and exercise of termination rights excuses Station from any further performance obligation under the Merger Agreement.


         On December 22, 1998, the Company filed its answer to Station's Nevada state court action, in which the Company reasserted as a counterclaim all of its original claims against Station for Station's breaches of the Merger Agreement and for declaratory judgments which had previously been included in the Company's Texas federal court suit filed against Station on August 7, 1998. Pursuant to the answer, the Company also vigorously denied the allegations raised by Station. The parties have commenced discovery in the Nevada state court action.

         With respect to the forum for the litigation, the Company has sought to have the dispute tried in federal court either in Texas or Nevada, while Station has sought to maintain the action in state court in Nevada. On August 14, 1998, the Nevada federal district court remanded the action filed by Station to Nevada state court, and on December 15, 1998, the Texas federal court followed suit by dismissing for lack of subject matter jurisdiction the Company's Texas federal action. The Texas federal court's decision is the subject of an expedited appeal by the Company to the Fifth Circuit Court of Appeals. If the Company's appeal is successful, the case (including the Company's claims against Station) would resume in Texas federal court and proceed simultaneously with the Nevada state court action.


         The Company intends to pursue its claims against Station and to continue to contest Station's claims vigorously. As with any litigation it is not possible to predict the resolution of the outcome of the pending litigation with Station. The Company believes that the pending action against the Company will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 1998.


                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


MARKET INFORMATION AND DISTRIBUTIONS


         There is no established public trading market for the Registrant's limited partner interests, including the associated units ("Units"). The following table sets forth the cash distributions paid per Unit during each quarter of fiscal years 1997 and 1998. Comparable cash distributions are expected in the future. As of March 26, 1999, there were 55 record holders of Units. The Company and CREE, Ltd. do not own Units.




        QUARTER                    1998                  1997
         ENDED:               DISTRIBUTIONS         DISTRIBUTIONS
-------------------------    -----------------    -------------------

March 31                            $0.76                $0.61
June 30                              0.76                 0.61(1)
September 30                         1.10                 0.76
December 31                          1.10                 0.76

----------------------

(1) In addition to the regular quarterly distribution, the Operating Partnership made a one-time distribution of shares of the common stock of COI valued at $0.99 per share, which were distributed to the partners of the Operating Partnership on a pro rata basis, in a spin-off effective June 12, 1997.

SALES OF UNREGISTERED SECURITIES


         In connection with the acquisition of real estate, the Operating Partnership from time to time issues Units to sellers of real estate in reliance on exemptions from registration under the Securities Act of 1933, as amended (the "Act"). In connection with acquisitions in 1996, 1997 and 1998, the Operating Partnership issued 291,852 Units in offerings exempt from the registration requirements of the Act as set forth below:

         o On March 2, 1998, the Operating Partnership issued 125,155 Units to an unaffiliated third party as consideration for its purchase of the property and assets, including providing noncompetition agreements, specified in that certain Asset Contribution Agreement, dated as of October 7, 1996, as amended on December 31, 1997, and March 2, 1998.

         o On April 27, 1998, the Operating Partnership issued 107,407 Units to unaffiliated third parties as partial consideration for its purchase of contract rights pursuant to that certain Agreement of Sale, dated May 30, 1997, by and between Rosewood Georgetown Joint Venture, a Texas joint venture, as seller, and Lano International, Inc., a Delaware corporation, and Armada/Hoffler Holding Company, a Virginia corporation, as purchaser.

         o On June 1, 1998, the Operating Partnership issued 58,244 Units to unaffiliated third parties as consideration for its purchase of certain assets pursuant to that certain Asset Purchase Agreement, dated as of the 25th day of March, 1998, among the Operating Partnership, Freezer Services-West Point, Inc., Freezer Services-Texarkana, Inc., and certain other parties.

         o On June 30, 1998, the Operating Partnership issued 1,046 Units to an unaffiliated third party pursuant to that certain Consultant Unit Agreement, dated August 15, 1995, between Texas Greenbrier Associates, Inc. and the Operating Partnership.


         The Operating Partnership exercised reasonable care to assure that each of the offerees of Units was an "accredited investor" under Rule 501 of the Act and that the investors were not purchasing the Units with a view to their distribution. Specifically, the Operating Partnership relied on the exemptions provided by Section 4(2) of the Act or Rule 506 under the Act.


         Each of the Units is exchangeable into common shares of the Company on a one-for-two basis at the option of the holder. In case of an attempted exchange, the Company may elect to pay to the converting holder the cash value of the common shares to be received upon exchange instead of delivering such shares.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain financial information for the Operating Partnership on a consolidated historical basis and for the Rainwater Property Group (the Operating Partnership's predecessor) on a combined historical basis, which consists of the combined financial statements of the entities that contributed properties in exchange for units or common shares in connection with the formation of the Operating Partnership. Such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Financial Statements and Supplementary Data included in Item 8.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   CONSOLIDATED HISTORICAL FINANCIAL DATA AND
                            RAINWATER PROPERTY GROUP
                       COMBINED HISTORICAL FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)




                                                              OPERATING PARTNERSHIP
                                          -----------------------------------------------------------------------------------


                                                                                                              For the Period
                                                                                                               from May 5,
                                                               Year Ended December 31,                           1994 to
                                          -----------------------------------------------------------------      December 31,
                                                1998              1997            1996             1995             1994
                                                ----              ----            ----             ----       ---------------

OPERATING DATA:
Total revenue ........................    $    698,343     $    447,373     $    208,861     $    129,960     $     50,343
Operating income (loss) ..............         143,893          111,281           44,101           30,858           10,864
Income (loss) before minority
    interests and extraordinary
    item .............................         183,210          135,024           47,951           36,358           12,595
 Basic Earnings Per unit of
    partnership interest:
    Income before extraordinary
    item .............................    $       2.52     $       2.50     $       1.44     $       1.32     $        .56
    Net income .......................            2.52             2.50             1.39             1.32              .52
Diluted Earnings Per unit of
    partnership interest:
    Income before extraordinary
    item .............................    $       2.42     $       2.41     $       1.41     $       1.30     $        .56
    Net income .......................            2.42             2.41             1.36             1.30              .52

BALANCE SHEET DATA
     (AT PERIOD END)
 Total assets ........................    $  5,045,949     $  4,182,875     $  1,733,540     $    965,232     $    538,348
 Total debt ..........................       2,318,156        1,710,124          667,808          444,528          194,642
 Total partners' capital .............       2,551,624        2,317,353          988,005          479,517          328,448
OTHER DATA:
 Funds from Operations
     Before minority interests(1) ....    $    360,148     $    214,396     $     87,616     $     64,475     $     32,723
Cash distribution declared per
    unit of partnership interest .....    $       3.72     $       2.74     $       2.32     $       2.10     $       1.30
Weighted average
    units of partnership interest
    outstanding - basic ..............      66,214,702       53,417,789       32,342,421       27,091,093       22,498,858
Weighted average
    units of partnership interest ....      70,194,031       55,486,729       32,932,758       27,249,845       22,519,920
    outstanding - diluted ............
Cash flow provided by
 (used in)
    Operating activities .............    $    277,092     $    211,550     $     77,384     $     64,877     $     21,614
    Investing activities .............        (798,007)      (2,294,766)        (513,033)        (421,306)        (260,666)
    Financing activities .............         564,680        2,123,744          444,315          343,079          265,608




                                        RAINWATER PROPERTY
                                        GROUP (PREDECESSOR)
                                        -------------------



                                         For the Period
                                         from January 1,
                                          1994 to May 4,
                                             1994
                                         ---------------

OPERATING DATA:
Total revenue ........................  $     21,185
Operating income (loss) ..............        (1,599)
Income (loss) before minority
    interests and extraordinary
    item .............................        (1,599)
 Basic Earnings Per unit of
    partnership interest:
    Income before extraordinary
    item .............................           N/A
    Net income .......................           N/A
Diluted Earnings Per unit of
    partnership interest:
    Income before extraordinary
    item .............................           N/A
    Net income .......................           N/A

BALANCE SHEET DATA
     (AT PERIOD END)
 Total assets ........................           N/A
 Total debt ..........................           N/A
 Total partners' capital .............           N/A
OTHER DATA:
 Funds from Operations
     Before minority interests(1) ....           N/A
Cash distribution declared per
    unit of partnership interest .....           N/A
Weighted average
    units of partnership interest
    outstanding - basic ..............           N/A
Weighted average
    units of partnership interest ....           N/A
    outstanding - diluted ............
Cash flow provided by
 (used in)
    Operating activities .............  $      2,455
    Investing activities .............        (2,379)
    Financing activities .............       (21,310)




NOTES:

 (1) Funds from Operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. For a more detailed definition and description of FFO, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the "Selected Financial Data" and the financial statements and notes thereto, appearing in Item 6 and Item 8, respectively in this report. Historical results and percentage relationships set forth in "Selected Financial Data" included in
Item 6, the "Financial Statements and Supplementary Data" included in Item 8 and this section should not be taken as indicative of future operations of the Operating Partnership or the Company. Capitalized terms used but not otherwise defined herein, shall have the meanings ascribed to those terms in Items 1 through 6 of this Form 10-K.

         The limited partnership agreement of the Operating Partnership acknowledges that all of the Company's operating expenses are incurred for the benefit of the Operating Partnership and provides that the Operating Partnership shall reimburse the Company for all such expenses. Accordingly, expenses of the Company are reimbursed by the Operating Partnership.

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as "believe", "expect" and "may". Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Operating Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are set forth in the Company's Current Report on Form 8-K/A dated April 17, 1998 and filed November 24, 1998. Among the factors that might cause such a difference are the following: changes in real estate conditions (including rental rates and competing properties); changes in industries in which the Operating Partnership's principal tenants compete; changes in the financial condition of existing tenants; the Operating Partnership's ability to timely lease unoccupied square footage and timely release occupied square footage upon expiration; the Operating Partnership's ability to generate revenues sufficient to meet debt service payments and other operating expenses; financing risks, such as the availability of funds sufficient to service existing debt, changes in interest rates associated with its variable rate debt, the availability of equity and debt financing terms acceptable to the Operating Partnership, the possibility that the Operating Partnership's outstanding debt (which requires so-called "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Operating Partnership and the fact that interest rates under the Credit Facility and certain of the Operating Partnership's other financing arrangements may increase; the concentration of a significant percentage of the Operating Partnership's assets in Texas; the existence of complex regulations relating to the Company's status as a REIT and the adverse consequences of the failure to qualify as such; changes in general economic conditions; risks related to certain ongoing litigation with Station Casinos, Inc. ("Station"); the Operating Partnership's inability to control the management and operation of its Residential Development Properties, its tenants and the businesses associated with its investment in Refrigerated Storage Properties; and other risks detailed from time to time in the Operating Partnership's and the Company's filings with the Securities and Exchange Commission ("SEC"). Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Operating Partnership undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

OFFICE AND RETAIL SEGMENT

         Office and Retail net operating income growth for the year ended December 31, 1998, compared to the year ended December 31, 1997, was approximately 15% for the 16.3 million square feet of office properties owned as of January 1, 1997. For these properties, the average occupancy for the year ended December 31, 1998 was approximately 90%, and the average occupancy for the year ended December 31, 1997 was approximately 85%.

         For the year ended December 31, 1998, leases were executed (all of which have commenced or will commence during the next twelve months) renewing or re-leasing 1.8 million net rentable square feet of office space at a weighted average full-service rental rate (including expense recoveries) and a funds from operations ("FFO") annual net effective rate (calculated as weighted average full-service rental rate minus operating expenses paid by the Operating Partnership) of $20.84 and $13.07 per square foot, respectively, compared to expiring leases with a weighted average full-service rental rate and an FFO annual net effective rate of $17.17 and $9.51 per square foot, a 21% and 37% increase, respectively. Weighted average full-service rental rates represent base rent after giving effect to free rent and scheduled rent increases that would be taken into account under GAAP and including adjustments for the tenant's share of expenses payable by or reimbursed to the Operating Partnership ("expense recoveries").

         The leases executed for the year ended December 31, 1998, all of which have commenced or will commence during the next twelve months, required tenant improvement and leasing costs of $4.82 and $3.02 per square foot, respectively or $0.83 and $0.61 per square foot per year, respectively. Tenant improvement and leasing costs in 1998 were approximately 30% and 27%, respectively, lower than 1997. The overall office portfolio was approximately 94% leased (based on executed leases) and 92% leased (based on commenced leases) at December 31, 1998.

HOSPITALITY SEGMENT

         Hotel Property rental income growth, including weighted average base rent and percentage rent for the year ended December 31, 1998, compared to the year ended December 31, 1997, was approximately 7% for the full-service hotel properties and two destination health and fitness resorts owned as of January 1, 1997 (weighted average base rent includes scheduled rent increases that would be taken into account under GAAP).

         For the year ended December 31, 1998, weighted average occupancy, average daily rate and revenue per available room for all Hotel Properties were 76%, $223 and $168 respectively, compared to 76%, $204 and $154, respectively, for the same period of 1997.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Operating Partnership owns economic interests in five Residential Development Corporations through the Residential Development Property Mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in 13 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties. Management plans to maintain the Residential Development Segment its current investment level and reinvest returned capital into projects which it expects to achieve comparable rates of return.

         The Woodlands Land Company, Inc. and The Woodlands Commercial Properties Company, L.P. ("The Woodlands"), The Woodlands, Texas. For the year ended December 31, 1998, these entities sold 1,462 lots in The Woodlands with an average sales price of $52,500 per lot and 205 acres of commercial land, compared to 1,250 lots with an average sales price of $46,300 per lot and 34 acres of commercial land, for the same period of 1997.

         Desert Mountain Development Corporation ("Desert Mountain"), Scottsdale, Arizona. For the year ended December 31, 1998, Desert Mountain sold 258 lots with an average sales price of $430,000 per lot (including club memberships), compared to 226 lots with an average sales price of $382,000 per lot (including club memberships), for the same period of 1997. Desert Mountain opened three new villages in the fourth quarter of 1998 with approximately 120 residential lots and, as of year-end, more than 50% of the lots had sold with an average sales price of $600,000.

         Crescent Development Management Corp. ("CDMC"), Beaver Creek, Colorado. For the year ended December 31, 1998, CDMC's sales from its five active projects were 48 residential lots, 27 townhomes, and 638 time share units, compared to 1997 sales from its three active projects of 40 residential lots and 44 condominiums. The Operating Partnership has recently made a long-term commitment to fund an additional $50 million to fund new projects in CDMC.

         Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas. For the year ended December 31, 1998, Mira Vista sold 79 lots with an average sales price of $111,000 per lot, compared to 67 lots with an average sales price of $95,000 per lot, for the same period of 1997.

         Houston Area Development Corp. ("Houston Area Development"), Houston, Texas. For the year ended December 31, 1998, Houston Area Development sold 181 lots with an average sales price of $25,000 per lot, compared to 214 lots with an average sales price of $27,000 per lot, for the same period of 1997.

REFRIGERATED STORAGE SEGMENT

         Growth in earnings generated from the 380 million cubic feet (15.4 million square feet) of Refrigerated Storage Properties owned as of January 1, 1997 before interest, taxes, depreciation and amortization ("EBITDA") for the Refrigerated Storage Corporations, for the year ended December 31, 1998, compared to the year ended December 31, 1997, was approximately 3.5%. The Operating Partnership believes that in addition to cash flows and net income, EBITDA is a useful financial performance measurement for assessing the operating performance of the Refrigerated Storage Properties. EBITDA does not represent net income or cash flows from operating, financing and investing activities as defined by GAAP.

BEHAVIORAL HEALTHCARE SEGMENT

         In 1998, the Operating Partnership received rental payments of $42.8 million from CBHS as required under its lease with CBHS. The Operating Partnership recognizes rent on a straight-line basis, resulting in a deferred rent receivable balance due from CBHS of approximately $20 million at December 31, 1998. In December 1998, the independent accountants for CBHS, in connection with their audit of the financial statements for the year ended September 30, 1998, issued a modified auditors' report related to the ability of CBHS to continue as a going concern. In October 1998, CBHS hired a new President and Chief Executive Officer (formerly the Vice President of Operations for the Southeast Region of Tenet Healthcare), who announced a set of initiatives to address cost reductions and revenue enhancements for 1999. CBHS has continued to make timely rent payments to the Operating Partnership for the first five months of CBHS's 1999 fiscal year; however, management will continue to evaluate the business, financial condition and results of operations of CBHS in connection with the collectibility of the deferred rent receivable balance.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 1998, the Operating Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for the reporting and presentation of comprehensive income and its components (generally, total non owner changes in equity). As a result of the adoption of SFAS No. 130, comprehensive income has been presented as part of the statement of partners' capital. During the year ended December 31, 1998, the Operating Partnership held securities classified as available-for-sale which had unrealized losses during the period of $5 million. Prior to 1998, the Operating Partnership's comprehensive income was not material to the Operating Partnership's financial statements.

         In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. This pronouncement was effective March 19, 1998, and has had no material impact on the Operating Partnership's 1998 financial statements.

         Beginning with the fiscal year ended December 31, 1998, the Operating Partnership adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. (See Note 3 of Item 8. Financial Statements and Supplementary Data).

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provided that all derivative instruments should be recognized as either assets or liabilities, depending on the rights or obligations under the contract and that all derivative instruments should be measured at fair value. This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and would not have materially impacted the Operating Partnership's financial statements.

                              RESULTS OF OPERATIONS

         The following table sets forth the Operating Partnership's financial data as a percent of total revenues for the years ended December 31, 1998, 1997 and 1996. See Item 8. Financial Statements and Supplementary Data, Note 3 to the Operating Partnership's Consolidated Financial Statements for financial information about industry segments.


                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                             1998          1997          1996
                                                           --------      --------      --------

REVENUES

   Office and retail properties                                80.6%         81.2%         87.2%

   Hotel properties                                             7.7%          8.3%          9.5%

   Behavioral healthcare properties                             7.9%          6.7%           --

   Interest and other income                                    3.8%          3.8%          3.3%
                                                           --------      --------      --------
      Total revenues                                          100.0%        100.0%        100.0%
                                                           --------      --------      --------

EXPENSES
   Operating Expenses                                          34.8%         35.5%         35.3%

   Corporate general and administrative                         2.3%          2.9%          2.2%

   Interest expense                                            21.8%         19.3%         20.6%

   Amortization of deferred financing costs                     0.9%          0.8%          1.4%

   Depreciation and amortization                               16.9%         16.6%         19.4%

   Write-off costs associated with terminated
        acquisitions                                            2.7%           --            --
                                                           --------      --------      --------

   Total expenses                                              79.4%         75.1%         78.9%
                                                           --------      --------      --------
Operating income                                               20.6%         24.9%         21.1%

OTHER INCOME
   Equity in net income of unconsolidated companies:
       Refrigerated storage corporations                        0.1%          0.3%           --
       Residential development corporations                     4.4%          4.2%          1.8%
       Other                                                    1.1%          0.8%           --
                                                           --------      --------      --------

   Total other income                                           5.6%          5.3%          1.8%
                                                           --------      --------      --------

INCOME BEFORE MINORITY INTERESTS
AND EXTRAORDINARY ITEM                                         26.2%         30.2%         22.9%

   Minority interests                                          (0.2%)        (0.3%)        (0.7%)
                                                           --------      --------      --------

INCOME BEFORE EXTRAORDINARY ITEM                               26.0%         29.9%         22.2%

   Extraordinary item                                            --            --          (0.7%)
                                                           --------      --------      --------

NET INCOME                                                     26.0%         29.9%         21.5%

PREFERRED UNIT DIVIDENDS                                       (1.7%)          --            --

FORWARD SHARE PURCHASE
   AGREEMENT RETURN                                            (0.4%)          --            --
                                                           --------      --------      --------

NET INCOME AVAILABLE TO PARTNERS                               23.9%         29.9%         21.5%
                                                           ========      ========      ========

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

REVENUES

         Total revenues increased $250.9 million, or 56.1%, to $698.3 million for the year ended December 31, 1998, as compared to $447.4 million for the year ended December 31, 1997.

         The increase in Office and Retail Property revenues of $199.7 million, or 55.0%, compared to 1997 is attributable to:

            o the acquisition of nine Office Properties in 1998, which resulted in $54.7 million of incremental revenues;

            o the acquisition of 26 Office Properties and one Retail Property in 1997, which contributed revenues for a full year in 1998, as compared to a partial year in 1997, resulting in $111.3 million of incremental revenues; and

            o increased revenues of $33.7 million from the 59 Office and Retail Properties acquired prior to January 1, 1997, primarily as a result of rental rate and occupancy increases at these Properties.

         The increase in Hotel Property revenues of $16.1 million, or 43.2%, compared to 1997 is attributable to:

            o the acquisition of one full-service Hotel Property and a golf course in 1998, which resulted in $3.9 million of incremental revenues;

            o the acquisition of two full-service Hotel Properties in 1997, which contributed revenues for a full year in 1998, as compared to a partial year in 1997, resulting in $8.9 million of incremental revenues; and

            o increased revenues of $3.3 million, from the six Hotel Properties acquired prior to January 1, 1997, which resulted in an increase in revenues, primarily from an increase in percentage rent .

         The increase in Behavioral Healthcare Property revenues of $25.5 million, or 85.6%, compared to 1997 is primarily attributable to the fact that the Behavioral Healthcare Properties contributed revenues for a full year in 1998 as compared to approximately six months in 1997.

         The increase in interest and other income of $9.7 million, or 57.1%, compared to 1997 is primarily attributable to:

            o     the sale of marketable securities in 1998; and

            o the acquisition of certain notes included in the portfolio acquired from Carter-Crowley in May of 1997 and the extension of loans to COI, also in May of 1997, both of which earned interest for a full year in 1998 as compared to a partial year in 1997, resulting in incremental interest income on these notes receivable.

EXPENSES

         Total expenses increased $218.4 million, or 65.0%, to $554.5 million for the year ended December 31, 1998, as compared to $336.1 million for the year ended December 31, 1997.

         The increase in rental property operating expenses of $84.1 million, or 52.9%, compared to 1997 is attributable to:

            o the acquisition of nine Office Properties in 1998, which resulted in $22.1 million of incremental expenses;

            o the acquisition of 26 Office Properties and one Retail Property in 1997, which incurred expenses for a full year in 1998, as compared to a partial year in 1997, resulting in $52.4 million of incremental expenses; and

            o increased expenses of $9.6 million from the 59 Office and Retail Properties acquired prior to January 1, 1997, primarily as a result of occupancy increases at these Properties.

         The increase in depreciation and amortization expense of $43.7 million, or 58.7%, compared to 1997, is primarily attributable to the acquisitions of Office, Retail, Hotel and the Behavioral Healthcare Properties in 1997 and 1998.

         The increase in interest expense of $65.8 million, or 76.2%, compared to 1997 is primarily attributable to:

            o $21.6 million of interest payable under the Notes due 2002 and Notes due 2007, which were issued in a private offering in September 1997 (the "September 1997 Notes Offering");

            o $6.1 million of interest payable under the Chase Manhattan Note, which was assumed in connection with the acquisition of the Fountain Place Office Property in November 1997;

            o $1.2 million of interest payable on the BankBoston N.A. ("BankBoston") Note, which the Operating Partnership entered into in August 1997;

            o     $3.0 million of interest payable under the Metropolitan Life
                  Note II, which was assumed in connection with the acquisition of the Energy Centre Office Property in December 1997;

            o $2.3 million of interest payable under the Metropolitan Life Notes III and IV, which were assumed in connection with the acquisition of the Datran Center Office Property in May 1998;

            o $3.3 million of interest payable under the promissory note payable to Merrill Lynch International issued in conjunction with the termination of the equity swap agreement with Merrill Lynch International on September 30, 1998; and

            o $28.0 million of incremental interest payable due to draws under the Credit Facility and short-term borrowings with BankBoston (average balance outstanding for the year ended December 31, 1998 and 1997 was $728.3 million and $329.8 million, respectively).

         All of these financing arrangements were used to fund investments and working capital.

         The increase in corporate general and administrative expense of $3.4 million, or 26.4%, compared to 1997 is primarily attributable to the incremental costs associated with the operations of the Operating Partnership as a result of property acquisitions.

         An additional increase in expenses of $18.4 million is attributable to a non-recurring write-off of costs associated with terminated acquisitions.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $15.6 million, or 65.8%, to $39.3 million for the year ended December 31, 1998, as compared to $23.7 million for the year ended December 31, 1997.

         The increase is primarily attributable to:

            o an increase in equity in net income of the Residential Development Corporations of $12.2 million, or 64.9%, compared to 1997 which is primarily attributable to the investments in The Woodlands Land Company, Inc. in July 1997, and Desert Mountain Development Corporation in August 1997, which resulted in $11.6 million of incremental net income; and

            o an increase in equity in net income of the other unconsolidated companies of $4.1 million, or 107.9%, compared to 1997, which is primarily attributable to the investment in The Woodlands Commercial Properties Company, L.P. in July 1997, which resulted in $6.5 million of incremental net income, partially offset by the distributions of $3.1 million received in 1997 from the Operating Partnership's investment in HBCLP, Inc. (the primary asset of which is the investment in Hudson Bay Partners, L.P., an investment partnership in which the Operating Partnership holds an effective 95% economic interest).

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

REVENUES

         Total revenues increased $238.5 million, or 114.2%, to $447.4 million for the year ended December 31, 1997, as compared to $208.9 million for the year ended December 31, 1996.

         The increase in Office and Retail Property revenues of $181.1 million, or 99.4%, compared to 1996 is attributable to:

            o the acquisition of 26 Office Properties and one Retail Property during 1997, which resulted in $79.5 million of incremental revenues;

            o the acquisition of 23 Office Properties and four Retail Properties during 1996, which contributed revenues for a full year in 1997, as compared to a partial year in 1996, resulting in $91.6 million of incremental revenues; and

            o increased revenues of $10.0 million from the 32 Office and Retail Properties acquired prior to January 1, 1996, primarily as a result of rental rate increases at these Properties.

         The increase in Hotel Property revenues of $17.5 million, or 88.4%, compared to 1996 is attributable to:

            o the acquisition of two Hotel Properties during 1997, which resulted in $2.1 million of incremental revenues;

            o the acquisition of three Hotel Properties during 1996, which contributed revenues for a full year in 1997, as compared to a partial year in 1996, resulting in $14.5 million of incremental revenues; and

            o increased revenues of $0.9 million from the three Hotel Properties acquired prior to January 1, 1996, which resulted from an increase in percentage rent.

         The increase in Behavioral Healthcare Property revenues of $29.8 million is attributable to the fact that the Behavioral Healthcare Properties were not acquired until June 1997.

         The increase in interest and other income of $10.1 million for the year ended December 31, 1997, or 146.4%, compared to 1996 is primarily attributable to:

            o the acquisition of certain notes included in the Carter-Crowley Portfolio, the extension of loans to COI and to Desert Mountain Properties Limited Partnership ("DMPLP") (in which one of the Residential Development Corporations owns a majority economic interest) and the acquisition of a note receivable secured by a Hotel Property, all of which occurred in 1997, resulting in incremental interest income on these notes receivable; and

            o the interest earned on available cash from the common share offering completed in April 1997, the proceeds of which were contributed to the Operating Partnership by the Company in exchange for a corresponding increase in the Company's limited partner interest in the Operating Partnership.

EXPENSES

         Total expenses increased $171.3 million, or 103.9%, to $336.1 million for the year ended December 31, 1997, as compared to $164.8 million for the year ended December 31, 1996.

         The increase in rental property operating expenses of $85.1 million, or 115.3%, compared to 1996 is primarily attributable to:

            o the acquisition of 26 Office Properties and one Retail Property during 1997, which resulted in $38.3 million of incremental expenses;

            o the acquisition of 23 Office Properties and four Retail Properties during 1996, which incurred expenses for a full year in 1997, as compared to a partial year in 1996, resulting in $40.8 million of incremental expenses; and

            o     increased expenses of $5.5 million from the 32
                  Office and Retail Properties acquired prior to January 1, 1996, primarily as a result of occupancy increases at these Properties.

         The increase in depreciation and amortization expense of $33.9 million, or 83.7%, compared to 1996 is primarily attributable to the acquisitions of Office and Retail Properties, Hotel Properties and Behavioral Healthcare Properties in 1996 and 1997.

         The increase in interest expense of $43.5 million, or 101.4%, compared to 1996 is attributable to:

            o $6.9 million of interest payable under LaSalle Note III, which was assumed in connection with the acquisition of the Greenway Plaza Portfolio in October 1996;

            o $0.8 million of interest payable to Nomura Asset Capital Corporation under the Nomura Funding VI Note, which was assumed in connection with the acquisition of the Canyon Ranch-Lenox Hotel Property in December 1996;

            o $2.0 million of interest payable under the financing arrangement with Northwestern Mutual Life Insurance Company, which was entered into in December 1996 and is secured by the 301 Congress Avenue Office Property;

            o $1.0 million of interest payable under LaSalle Note II secured by the Funding II properties;

            o $10.0 million of interest payable under various short-term notes with BankBoston, with principal amounts ranging between $150 million and $235 million, which were entered into from June through December 1997;

            o $14.0 million of incremental interest payable due to draws under the Operating Partnership's Credit Facility (average balance outstanding for the year ended December 31, 1997 and 1996 was $216.8 million and $64.3 million, respectively);

            o $7.7 million of interest payable under the Notes due 2002 and Notes due 2007, which were issued in the September 1997 Notes Offering; and

            o $1.1 million of interest payable under the Chase Manhattan Note, which was assumed in connection with the acquisition of the Fountain Place Office Property in November 1997.

         The increase in corporate general and administrative expense of $8.2 million, or 174.5%, compared to 1996 is primarily attributable to incremental costs associated with the operation of the Operating Partnership as a result of the acquisition of additional Properties and to incentive compensation paid to CREE, Ltd.'s executive officers.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $19.8 million, or 508%, to $23.7 million for the year ended December 31, 1997, as compared to $3.9 million for the year ended December 31, 1996.

         The increase is primarily attributable to the 1997 investments in:

            o     The Woodlands Land Company, Inc;

            o     Desert Mountain Development Corporation; and

            o     The Woodlands Commercial Properties Company, LP.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $109.8 million and $66.1 million at December 31, 1998 and December 31, 1997, respectively. This 66.1% increase is attributable to $564.7 million and $277.1 million of cash provided by financing and operating activities, respectively, offset by $798.0 million used in investing activities.

FINANCING ACTIVITIES

         The Operating Partnership's inflow of cash provided by financing activities of $564.7 million is primarily attributable to:

            o     net borrowings under the Credit Facility of $310.0 million;

            o net proceeds contributed to the Operating Partnership from the Company's February 1998 offering of Series A convertible cumulative preferred shares (the "February 1998 Preferred Offering") of $191.2 million;

            o net proceeds contributed to the Operating Partnership from the Company's June 1998 offering of Series B convertible preferred shares (the "June 1998 Preferred Offering") of $224.8 million;

            o net proceeds contributed to the Operating Partnership from the Company's April 1998 common share offering (the "April 1998 Unit Investment Trust Offering") of $43.9 million; and

            o     net borrowings under short-term facilities of $41.8 million.

          Net proceeds of the February 1998 Preferred Offering, the June 1998 Preferred Offering and the April 1998 Unit Investment Trust Offering were contributed to the Operating Partnership by the Company for a corresponding increase in the Company's limited partner interest in the Operating Partnership.

         The inflow of cash provided by financing activities is partially offset by:

            o     distributions paid to unitholders of $220.6 million;

            o     distributions paid to preferred unitholders of $11.7 million;

            o     debt financing costs of $9.6 million;

            o capital distributions paid to minority interest partners of $2.9 million; and

            o fees paid by the Company related to the extension of the forward share purchase agreement between the Company and affiliates of the predecessor of UBS AG of $2.9 million.

OPERATING ACTIVITIES

         The Operating Partnership's inflow of cash provided by operating activities of $277.1 million is primarily attributable to:

            o     inflows from Property operations of $269.9 million;

            o     inflows from minority interests of $1.5 million;

            o inflows from distributions received in excess of equity in earnings from unconsolidated companies of $9.3 million; and

            o inflows from increases in accounts payable, accrued liabilities and other liabilities of $22.2 million.

         The inflow of cash provided by operating activities is partially offset by increases in other assets and restricted cash and cash equivalents of $25.8 million.

INVESTING ACTIVITIES

         The Operating Partnership utilized $798.0 million of cash flow, primarily in the following investing activities:

            o $530.8 million for the acquisition of nine Office Properties and one Hotel Property;

            o $68.8 million for recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties;

            o $31.3 million for capital expenditures on rental properties primarily attributable to non-recoverable building improvements for the Office and Retail Properties, and replacement of furniture, fixtures and equipment for the Hotel Properties;

            o     $31.9 million for the development of investment properties;

            o $147.2 million for investments in unconsolidated companies, which is primarily attributable to the additional investment in the Refrigerated Storage Partnerships; and

            o $27.2 million attributable to increased notes receivable primarily due to loans to COI.

         The outflow of cash used in investing activities is partially offset by:

            o $35.6 million in return of investment received from the Residential Development Corporations; and

            o $5.8 million inflow from a decrease in escrow deposits held for acquisitions of investment properties.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "October Shelf Registration Statement") with the SEC for an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the October Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets at such time as it is considered appropriate. As of December 31, 1998, approximately $782.7 million was available under the October Shelf Registration Statement for the issuance of securities. In connection with the issuances of securities pursuant to the October Shelf Registration Statement, the Company contributes the net proceeds of these issuances to the Operating Partnership for its use in exchange for an increase in its limited partner interest in the Operating Partnership.

PREFERRED OFFERINGS

         On February 19, 1998, the Company completed the February 1998 Preferred Offering of 8,000,000 shares of 6 3/4% Series A convertible cumulative preferred shares (the "Series A Preferred Shares") with a liquidation preference of $25 per share. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of 0.6119 common shares per Series A Preferred Share based on the original offering price), subject to adjustment in certain circumstances. In connection with the February 1998 Preferred Offering, the Operating Partnership created a comparable class of preferred units (the "Class A Units") which are owned by the Company. Net proceeds contributed to the Operating Partnership from the February 1998 Preferred Offering after underwriting discounts of $8 million and other offering costs of $750,000 were approximately $191.3 million resulting in a corresponding increase in the Company's limited partner interest in the Operating Partnership. The net proceeds from the February 1998 Preferred Offering were used by the Operating Partnership to repay borrowings under the Credit Facility. Dividends on the Series A Preferred Shares and the Class A Units are cumulative from the date of original issuance and are payable quarterly in arrears commencing on May 15, 1998. The dividend represents an annualized dividend of $1.69 per share and Class A Unit, or $0.42 per share and Class A Unit per quarter.

         On June 30, 1998, the Company completed the June 1998 Preferred Offering of 6,948,734 Series B convertible preferred shares (the "Series B Preferred Shares") at $32.28 per share to The Prudential Insurance Company of America and certain of its affiliates for aggregate total offering proceeds of approximately $225.0 million. In connection with the June 1998 Preferred Offering, the Operating Partnership created a comparable class of preferred units (the "Class B Units") which are owned by the Company. The proceeds, net of professional fees, contributed to the Operating Partnership from the offering were approximately $224.8 million resulting in a corresponding increase in the Company's limited partner interest in the Operating Partnership. The proceeds, net of professional fees, from the June 1998 Preferred Offering were used by the Operating Partnership to repay approximately $170 million of short-term indebtedness and to make an indirect investment of approximately $55.9 million in five additional Refrigerated Storage Properties. Based on the underwriting fees the Company has typically paid in connection with previous underwritten public offerings, management estimates that if the Series B Preferred Shares had been sold in an underwritten public offering, the Company would have incurred approximately $12 million in underwriting fees and offering costs. In that case, the Company would have been required to sell approximately 372,000 additional shares (based on the $32.38 per share price on the date of the offering) to raise the same amount of net proceeds. On October 7, 1998, the Series B Preferred Shares became convertible at any time, at the option of the holder. On November 30, 1998, upon the election of the holder, the Series B Preferred Shares were converted into 8,400,582 of the Company's common shares at a conversion rate which was calculated by comparing the investment return produced by the common shares of the Company and an investment return of a portfolio of equity REIT's as computed by The National Association of Real Estate Investment Trusts ("NAREIT"). The Class B Units were simultaneously converted into an additional limited partner interest held by the Company. On March 17, 1999, the Company agreed to issue an additional 12,356 common shares to the former holder of the Series B Preferred Shares in settlement of a dispute regarding the calculation of the conversion rate used in the conversion of the Series B Preferred Shares into the Company's common shares. In connection with the issuance of these additional common shares, the Company will receive an additional limited partnership interest.

COMMON OFFERING

         On April 23, 1998, the Company completed the April 1998 Unit Investment Trust Offering of 1,365,138 common shares at $32.27 per share to Merrill Lynch & Co. Net proceeds contributed to the Operating Partnership from the April 1998 Unit Investment Trust Offering were approximately $43.9 million resulting in a corresponding increase in the Company's limited partner interest in the Operating Partnership. The net proceeds were used to reduce borrowings outstanding under the Credit Facility.

FORWARD SHARE PURCHASE AGREEMENT

         On August 12, 1997, the Company entered into two transactions with affiliates of the predecessor of UBS AG ("UBS"). In one transaction, the Company sold 4,700,000 common shares to UBS for approximately $148 million and received approximately $145 million in net proceeds. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Share Purchase Agreement") with UBS. On August 11, 1998, the Company paid a fee of approximately $3 million to UBS in connection with the exercise by the Company and UBS of the right to extend the term of the Forward Share Purchase Agreement until August 12, 1999. The Forward Share Purchase Agreement with UBS is not considered a debt instrument.

         Under the Forward Share Purchase Agreement, the Company is committed to settle its obligations under the agreement by purchasing 4,700,000 common shares from UBS by August 12, 1999. The price to be paid by the Company for the 4,700,000 common shares (the "Settlement Price") will be determined on the date the Company settles the Forward Share Purchase Agreement and will be calculated based on the gross proceeds that the Company received from the original issuance of common shares to UBS, plus a forward accretion component equal to 90-day LIBOR plus 75 basis points, minus an adjustment for the Company's distributions paid to UBS. The forward accretion component represents a guaranteed rate of return to UBS.

         The Company may fulfill its settlement obligations under the Forward Share Purchase Agreement in cash or common shares, at its option, at any time on or before August 12, 1999.

         The Company currently intends to fulfill its settlement obligations in cash. If the Company fulfills its settlement obligations in cash, the Operating Partnership will repurchase a portion of the Company's limited partner interest for an amount approximately equal to the cash required to settle the Company's obligations under the Forward Share Purchase Agreement. Settlement of the Company's obligations in cash will decrease the Operating Partnership's liquidity and result in an increase in the Company's net income per common share and unit and net book value per common share and unit. The Company, however, will continue to evaluate its sources of capital and the potential uses of its capital until the time that settlement is required under the Forward Share Purchase Agreement or until such earlier time as it determines to settle the Agreement. The Company is currently evaluating various alternatives that would result in the settlement of the Agreement prior to the expiration date on August 12, 1999.

         In the event that the Company elects to fulfill its settlement obligations in common shares, UBS will sell, on behalf of the Company, a sufficient number of common shares to realize the Settlement Price. If, as a result of an increase in the market price of the common shares, the number of common shares required to be sold to achieve the Settlement Price is less than the number of common shares previously issued to UBS, UBS will deliver common shares to the Company. In contrast, if, as a result of a decrease in the market price of the common shares, such number of common shares is greater than the number of common shares previously issued to UBS, the Company will deliver additional common shares to UBS. If the Company issues additional common shares, the Company will receive an additional limited partner interest. If UBS delivers common shares to the Company, the Operating Partnership will repurchase a portion of the Company's limited partner interest.

         On a quarterly basis, if the number of common shares previously delivered to UBS is not sufficient to permit UBS to realize the Settlement Price through the sale of such common shares, the Company is obligated to deliver additional common shares to UBS. On November 20, 1998, the Company issued 1,852,162 additional common shares to UBS under the Forward Share Purchase Agreement, as a result of the decline in the market price of the Company's common shares.

         The Company included in the calculation of diluted earnings per share for the year ended December 31, 1998, approximately 395,489 common shares. The Company calculated this number of common shares using the Company's average share price for the year. According to the terms of the Forward Share Purchase Agreement, had the Forward Share Purchase Agreement been settled and the closing share price of $23 on December 31, 1998 been used, the Company would have had a contingent obligation to issue approximately 249,555 shares, and the Company would have received an additional limited partner interest in the Operating Partnership. In that event, the Company's net income -diluted per common share would have remained unchanged at $1.21 for the year ended December 31, 1998, and the net book value per common share outstanding at December 31, 1998 would have remained unchanged at $17.81. Correspondingly, the Operating Partnership's net income per unit and net book value per unit would have remained unchanged at $2.42 and $34.17, respectively. On February 18, 1999, the Company delivered cash collateral of $14.7 million in lieu of the Company's issuance of additional common shares, as permitted under the Forward Share Purchase Agreement as a result of a decline in the market price of the common shares. The Company may elect to issue additional common shares in substitution for the cash collateral at any time in the future.

         To the extent that the Company is obligated, as a result of a further decline in the market price of the common shares, to issue additional common shares in the future under the terms of the Forward Share Purchase Agreement, the issuance will result in a reduction of the Company's net income per common share and net book value per common share. In connection with the issuance of additional common shares, the Company will receive an additional limited partner interest, which will result in a reduction of the Operating Partnership's net income per unit and net book value per unit.

EQUITY SWAP AGREEMENT

         On December 12, 1997, the Company entered into two transactions with Merrill Lynch International ("Merrill Lynch"). In one transaction, pursuant to which the Company obtained additional equity capital through the issuance of common shares, the Company sold 5,375,000 common shares at $38.125 per share to Merrill Lynch for $204.9 million ($199.9 million in net proceeds) (the "Merrill Lynch Offering"). The net proceeds contributed to the Operating Partnership from the Merrill Lynch Offering were used to repay borrowings under the Credit Facility. In the other transaction, the Company entered into an equity swap agreement (the "Swap Agreement") with Merrill Lynch relating to 5,375,000 common shares (the "Settlement Shares"), pursuant to which Merrill Lynch would sell, as directed by the Company on or before December 12, 1998, a sufficient number of common shares to achieve net sales proceeds equal to the market value of the Settlement Shares on December 12, 1997, plus a forward accretion component, minus an adjustment for the Company's distribution rate.

         On February 20, 1998 and June 25, 1998, the Company issued 525,000 common shares and 759,254 common shares, respectively, to Merrill Lynch, pursuant to the terms of the Swap Agreement, as a result of the decline in market price of the common shares from December 12, 1997, through February 12, 1998 and June 12, 1998, respectively. The issuance of these common shares did not have a material impact on the Company's net income per common share or net book value per common share or the Operating Partnership's net income per unit or net book value per unit.

         Effective September 30, 1998, the Company terminated the Swap Agreement with Merrill Lynch. As of that date, the Company repurchased the 6,659,254 common shares that Merrill Lynch held and terminated the additional contingent share obligation provided for under the Swap Agreement in exchange for the Operating Partnership's issuance of a $209.3 million promissory note (the "Merrill Lynch Note") due December 14, 1998. In connection with this transaction, the Operating Partnership repurchased a portion of the limited partner interest held by the Company in the Operating Partnership for $209.3 million. The Merrill Lynch Note, which provided for interest at the rate of 75 basis points above 30-day LIBOR, is secured by a first mortgage lien on the Houston Center mixed-use Property complex. On December 14, 1998, the Operating Partnership and Merrill Lynch modified the Merrill Lynch Note. In connection with the modification, (i) the Operating Partnership made a payment of $25 million of principal, (ii) the term of the Merrill Lynch Note was extended to September 14, 1999, and (iii) the interest rate was increased to an initial rate of 200 basis points above 30-day LIBOR. In connection with this extension, the Operating Partnership paid an extension fee of $1.8 million.

STATION CASINOS, INC.

         The Company was a party to the Merger Agreement between the Company and Station Casinos, Inc. Pursuant to the Merger Agreement, Station would have merged with and into the Company in the Merger. On July 27, 1998, Station canceled its joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger. The Company subsequently notified Station that it was exercising its termination rights under the Merger Agreement based on Station's material breaches of the Merger Agreement. Under the Merger Agreement, the Company has the right to terminate the Merger Agreement if a material breach by the other party is not cured within 10 business days after notice. The Company subsequently notified Station that the Merger Agreement had been terminated in accordance with its terms. Station and the Company are currently involved in litigation relating to the Merger Agreement. Each of Station and the Company are seeking damages from the other and declaratory relief. In addition, the action by Station seeks, among other matters, an order of specific performance requiring the Company to purchase $115 million of a class of Station's redeemable preferred stock and damages consisting of compensatory damages (which Station states to be in excess of $400 million).

         The Company intends to pursue its claims against Station and to continue to contest Station's claims vigorously. As with any litigation, it is not possible to predict the resolution of the pending actions. However, the Company believes that the outcome of the pending litigation with Station will not have a material adverse effect on the Company's financial condition or results of operations.

TOWER REALTY TRUST, INC.

         The Company was a party to an Amended and Restated Agreement and Plan of Merger, dated August 11, 1998, (the "Tower Merger Agreement"), among the Company, Tower, Reckson and Metropolitan, a newly formed limited owned equally by the Operating Partnership and Reckson (collectively, the "Buying Entities"), pursuant to which Tower would have merged with and into Metropolitan.

         On November 2, 1998, Tower filed suit against the Buying Entities for declaratory and other relief, including damages of not less than $75 million, arising out of the alleged anticipatory repudiation by the Buying Entities of the Tower Merger Agreement. Tower's lawsuit followed meetings in which representatives of the Buying Entities had questioned, among other things, whether Tower could meet certain conditions to closing. The Buying Entities subsequently advised Tower that they had not terminated the Tower Merger Agreement and considered the Tower Merger Agreement to be in full force and effect, subject to its terms and conditions.

         As of December 8, 1998, Tower, Reckson and Metropolitan entered into a revised agreement and plan of merger (the "Revised Tower Merger Agreement") that superseded the Tower Merger Agreement to which the Company was a party. In connection with the Revised Tower Merger Agreement, the Operating Partnership made a $10 million capital contribution to Metropolitan in December 1998 and agreed to make an additional $75 million capital contribution to Metropolitan in exchange for a preferred interest. In addition, the Company and Tower entered into mutual releases in which each released the other from all claims relating to the Tower Merger Agreement. Tower's release of the Company (which includes a release of the Company's affiliates) provides for the dismissal of Tower's suit against the Buying Entities without prejudice, but the release states that it shall become void and unenforceable if all of the conditions to the funding of the $75 million capital contribution by the Operating Partnership to Metropolitan have been met, but the Operating Partnership fails to fully fund its $75 million capital contribution to Metropolitan. The Company's release of Tower (which includes a release by the Company's affiliates) states that it shall become void and unenforceable if, but only if, the release from Tower to the Company becomes void and unenforceable.

         The funding by the Operating Partnership of the additional $75 million capital contribution to Metropolitan and the merger of Tower with Metropolitan are expected to close in the second quarter of 1999.

RIGHTS OFFERING

        On September 4, 1998, in anticipation of repaying the $209.3 million to Merrill Lynch Note and consummating the Tower Merger Agreement, both originally scheduled for December 1998, the Company announced a planned rights offering (the "Rights Offering"). Under the proposed rights offering by the Company and the proposed rights offering by the Operating Partnership, the Company's shareholders and the Operating Partnership's unitholders would have received rights to purchase the Company's common shares and the Operating Partnership's units at an exercise price of $22 per common share and $44 per unit in a aggregation amount of approximately $215 million. On December 16, 1998, in view of the reduced need for capital in the near term, primarily as a result of the extension of the Merrill Lynch Note and the execution of the Revised Tower Merger Agreement, the Company elected to cancel the previously announced Rights Offering.

CAPITAL COMMITMENTS

         As of March 26, 1999, the Operating Partnership has an additional $75 million capital commitment due in the second quarter of 1999 relating to the Revised Tower Merger Agreement. The Operating Partnership expects to fund this obligation through cash flow provided by operating activities and additional borrowings.

LIQUIDITY REQUIREMENTS

         The Operating Partnership has approximately $347 million of secured debt expiring in 1999, consisting primarily of two major components. The first component is the $115 million LaSalle Note III maturing in July 1999, which is secured by the Greenway Plaza office complex. Management expects to refinance this debt before maturity and is currently in the application phase with a lender for a 10-year $280 million loan with an interest rate comparable to that of the existing debt. At this level, the replacement debt would be sufficient to repay the existing debt and result in additional loan proceeds of approximately $165 million. The Operating Partnership currently intends to use the net proceeds in connection with the Company's settlement of the UBS Forward Share Purchase Agreement. The second component is the $184 million Merrill Lynch Note maturing in September 1999, which is secured by the Houston Center mixed-use Property complex and the Four Seasons Hotel in Houston. Based on management's estimate of the value of the properties securing the Merrill Lynch Note, management believes that it will be able to refinance the Note with net proceeds after repayment of the note in the range of $30 million to $40 million. Management is currently engaged in discussions, but has not entered into an agreement, with any lender. In addition, the Metropolitan Life Notes III and IV, in the aggregate principal amount of approximately $47 million, mature in December 1999. The Operating Partnership intends to refinance these Notes prior to maturity but does not currently expect to obtain additional loan proceeds in connection with the refinancing.

         The Operating Partnership expects to meet its other short-term liquidity requirements primarily through cash flow provided by operating activities. The Operating Partnership believes that cash flow provided by operating activities will be adequate to fund normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures and distributions to shareholders and unitholders, as well as non-recurring capital expenditures, such as tenant improvement and leasing costs related to previously unoccupied space. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures, the Operating Partnership expects to finance such activities with available cash reserves or, as described above, additional debt financing. The Operating Partnership also anticipates that it will fund any investments during the next 12 months primarily with additional debt financing.

         The Operating Partnership expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of March 26, 1999, the Operating Partnership's long-term liquidity requirements consisted primarily of maturities under the Operating Partnership's fixed and variable rate debt.

         Debt and equity financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include additional proceeds from the refinancing of existing secured and unsecured debt, obtaining additional debt secured by existing investment properties or by investment property acquisitions or developments, issuances of Operating Partnership units to existing holders or in exchange for contributions of investment properties and issuances by the Company of common and/or preferred shares.

                           DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements are shown below (dollars in thousands):


                                                                   INTEREST                                 BALANCE
                                                                     RATE                                 OUTSTANDING
                                                  MAXIMUM             AT            EXPIRATION                 AT
                 DESCRIPTION                    BORROWINGS         12/31/98            DATE                  12/31/98
          -----------------------               ----------         ---------       ------------         ----------------
Secured Fixed Rate Debt:
LaSalle Note I(1)                                $   239,000          7.83%         August 2027           $   239,000
LaSalle Note II(2)                                   161,000          7.79           March 2028               161,000
CIGNA Note (3)                                        63,500          7.47         December 2002               63,500
Metropolitan Life Note I(4) (5)                       11,777          8.88         September 2001              11,777
Metropolitan Life Note II(6)                          44,364          6.93         December 2002               44,364
Metropolitan Life Note III(7)                         40,000          7.74         December 1999               40,000
Metropolitan Life Note IV(8)                           6,752          7.11         December 1999                6,752
Northwestern Life Note (9)                            26,000          7.65          January 2003               26,000
Nomura Funding VI Note(5) (10)                         8,586         10.07           July 2020                  8,586
Rigney Promissory Note(11)                               755          8.50           June 2012                    755
                                                 -----------      --------                                -----------
     Subtotal/Weighted Average                   $   601,734          7.75%                               $   601,734
                                                 ===========      ========                                ===========

Secured Capped Variable Rate Debt:
     LaSalle Note III(5) (12)                    $   115,000          7.20%          July 1999            $   115,000
                                                 ===========      ========                                ===========

Secured Variable Rate Debt:
     BankBoston Note(13)                         $   320,000          8.31%        October 2001           $   260,000
     Merrill Lynch Note(14)                          184,299          7.06         September 1999             184,299
     Chase Manhattan Note(15)                         97,123          6.81         September 2001              97,123
                                                 -----------      --------                                -----------

          Subtotal/Weighted Average              $   601,422          7.62%                               $   541,422
                                                 ===========      ========                                ===========

Unsecured Fixed Rate Debt:
Notes due 2007(16)                               $   250,000          7.50%       September 2007          $   250,000
Notes due 2002(16)                                   150,000          7.00        September 2002              150,000
                                                 -----------      --------                                -----------
     Subtotal/Weighted Average                   $   400,000          7.31%                               $   400,000
                                                 ===========      ========                                ===========

Unsecured Variable Rate Debt:
Line of Credit(17)                               $   660,000          6.44%          June 2000            $   660,000
                                                 ===========      ========                                ===========

TOTAL/WEIGHTED AVERAGE                           $ 2,378,156          7.24%                               $ 2,318,156
                                                 ===========      ========                                ===========

NOTES:

(1) The note has a seven-year period during which only interest is payable (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity. At the end of 12 years (August 2007), the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August
        2007) by making a final payment of approximately $220 million. LaSalle
        Note I is secured by Properties owned by Funding I (See Note 1 to Item
        8. Financial Statements and Supplementary Data). The note agreement prohibits Funding I from engaging in certain activities, including incurring liens on the Properties securing the note, pledging the Properties securing the note, incurring other indebtedness (except as specifically permitted in the note agreement), canceling a material claim or debt owed to it, entering into an affiliate transaction (except as specifically permitted in the note agreement), distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement), or creating easements with respect to the Properties securing the note.

(2) The note has a seven-year period during which only interest is payable (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity. At the end of 10 years (March 2006), the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154 million. LaSalle Note II is secured by Properties owned by Funding II (See Note 1 to Item 8. Financial Statements and Supplementary Data). The note agreement prohibits Funding II from engaging in certain activities, including incurring liens on the Properties securing the note, pledging the Properties securing the note, incurring other indebtedness (except as specifically permitted in the note agreement), canceling a material claim or debt owed to it, entering into an affiliate transaction (except as specifically permitted in the note agreement), distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement), or creating easements with respect to the Properties securing the note.

(3)     The note requires payments of interest only during its term. The CIGNA
        Note is secured by the MCI Tower and Denver Marriott City Center properties. The note agreement has no negative covenants. The deed of trust requires the Operating Partnership to maintain the Properties that secure the note, and requires approval to grant liens, transfer the Properties, or issue new leases.

(4) The note requires monthly payments of principal and interest based on 20-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Metropolitan Note I is secured by five of The Woodlands Office Properties. The note agreement has no negative covenants.

(5) The note was assumed in connection with an acquisition and was not subsequently retired by the Operating Partnership because of prepayment penalties.

(6) The note requires monthly payments of principal and interest based on a 25-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Metropolitan Life
        Note II is secured by Energy Centre. The note agreement requires the Operating Partnership to maintain compliance with a number of customary covenants, including maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property.

(7) The note requires monthly payment of interest only during its term, and is secured by Datran Center. The note agreement requires compliance with a number of customary covenants including the maintenance of the Property and the limitations on other liens and borrowings. The note is cross-defaulted with the Metropolitan Life Note IV.

(8) The note requires monthly payment of principal and interest based on a 15-year amortization until maturity and is secured by Datran Center. The note agreement requires compliance with a number of customary covenants including the maintenance of the property and the limitations on other liens and borrowings. The note is cross-defaulted with the Metropolitan Life Note III.

(9) The note requires payments of interest only during its term. The Northwestern Life Note is secured by the 301 Congress Avenue Property. The note agreement requires the Operating Partnership to maintain compliance with a number of customary covenants, including maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property.

(10) Under the terms of the note, principal and interest are payable based on a 25-year amortization schedule. Beginning in July 1998, the Operating Partnership obtained the right to defease the note by purchasing Treasury obligations in an amount sufficient to pay the note without penalty. The Nomura Funding VI Note is secured by Canyon Ranch-Lenox, the Property owned by Funding VI (see Note 1 to Item 8. Financial Statements and Supplementary Data). In July of 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty. The note agreement requires Funding VI to maintain compliance with a number of customary covenants, including a debt service coverage ratio for the Property that secures the note, a restriction on the ability to transfer or encumber the Property that secures the note, and covenants related to maintaining its single purpose nature, including restrictions on ownership by Funding VI of assets other than the Property that secures the note, restrictions on the ability to incur indebtedness and make loans, and restrictions on operations.

(11) The note requires quarterly payments of principal and interest based on a 15-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Rigney Promissory
        Note is secured by a parcel of land owned by the Operating Partnership and located across from an Office Property. The note agreement has no negative covenants.

(12) The note bears interest at the rate for 30-day LIBOR plus a weighted average rate of 2.135% (subject to a rate cap of 10%), and requires payments of interest only during its term. The LaSalle Note III is secured by the Properties owned by Funding III, IV, and V (see Note 1 to
        Item 8. Financial Statements and Supplementary Data). The note agreement prohibits Fundings III, IV and V from engaging in certain activities, including using the Properties securing the note in certain ways, imposing any restrictions, agreements or covenants that run with the land upon the Properties securing the note, incurring additional indebtedness (except as specifically permitted in the note agreement), canceling or releasing a material claim or debt owed to it, or distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement).

(13) This note requires payments of interest only during its term. The note bears interest at the Operating Partnership's election of Base Rate plus 100 basis points or Eurodollar plus 325 basis points. The note is secured by a first lien on 3333 Lee Parkway, Frost Bank Plaza, BP Plaza, Central Park Plaza, Bank One Tower, Washington Harbour and Greenway I and IA Office Properties. The term loan requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. On February 10, 1999, this loan was increased to $320 million based on the inclusion of the Addison and Reverchon Plaza Office Properties in the pool of Properties securing this note.

(14) On December 14, 1998, the Operating Partnership and Merrill Lynch modified the note. In connection with the modification, the Operating Partnership made a payment of $25 million of principal on December 14, 1998, the term was extended to September 14, 1999 and the interest rate was increased to an initial rate of 200 basis points above the 30-day LIBOR rate. In connection with this extension, the Operating Partnership paid an extension fee of $1.8 million.

(15) The note bears interest at the rate of LIBOR plus 175 basis points and requires payment of interest only during its term. The Chase Manhattan
        Note is secured by Fountain Place. The note agreement requires that the Operating Partnership maintain compliance with customary covenants including maintaining the Property that secures the note.

(16) The notes are unsecured and require payments of interest only during their terms. The interest rates on the notes were subject to temporary increase by 50 basis points in the event that a registered offer to exchange the notes for the notes of the Operating Partnership with terms identical in all material respects to the notes is not consummated or a shelf registration statement with respect to the resale of the notes is not declared effective by the SEC on or before March 21, 1998. The interest rates on the notes were increased by 50 basis points temporarily (until July 2, 1998), because the exchange offer was not completed by March 21, 1998. The interest rates on the notes were also permanently increased (on July 28, 1998) by 37.5 basis points due to a lower than investment grade rating (as defined in the notes) by specified rating agencies. The indenture requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios and debt service coverage ratios, limitations on the incurrence of additional indebtedness and maintaining the Operating Partnership's Properties.

(17) The Credit Facility is unsecured with an interest rate of the Eurodollar rate plus 137 basis points. In connection with the refinancing of a BankBoston term loan, the Operating Partnership used $90 million of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the $750 million Credit Facility. As a result, the Operating Partnership's borrowing capacity under the Credit Facility is limited to $660 million. The Credit Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and minimum net worth requirement. See Note 6 of Item 8. Financial Statements and Supplementary Data for a more detailed description of the Credit Facility.

         The combined aggregate principal amounts, either at maturity or in the form of scheduled principal installments due pursuant to borrowings under the Credit Facility and other indebtedness of the Operating Partnership, are as follows:




                                                                                         (In Thousands)

                      1999.....................................................              $347,302
                      2000.....................................................               661,351
                      2001.....................................................               369,181
                      2002.....................................................               215,655
                      2003.....................................................                72,201
                      Thereafter...............................................               652,466

         The Operating Partnership's policy with regard to the incurrence and maintenance of debt is based on a review and analysis of investment opportunities for which capital is required and the cost of debt in relation to such investment opportunities, the type of debt available (secured or unsecured), the effect of additional debt on existing coverage ratios and the maturity of the proposed debt in relation to maturities of existing debt.

         The Operating Partnership's debt service coverage ratio for both the three months and the year ended December 31, 1998 was approximately 3.1, compared to approximately 3.5 for the three months and the year ended December 31, 1997. Debt service coverage for the particular period is generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The most restrictive debt service coverage ratio the Operating Partnership is required to maintain as stipulated by the Operating Partnership's debt arrangements and calculated as described above is 1.5. In addition, the Operating Partnership's Credit Facility requires a debt service coverage ratio (which is calculated in a different manner) of
2.5. Under this calculation, the Operating Partnership's debt service coverage ratio is 3.5.

                             FUNDS FROM OPERATIONS

         FFO, based on the definition adopted by the Board of Governors of the NAREIT and as used herein, means net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Operating Partnership's ability to make distributions. The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the years ended December 31, 1998 and 1997 were $220.6 and $140.8 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. However, the Company must distribute 95% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Operating Partnership believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Operating Partnership, FFO should be considered in conjunction with the Operating Partnership's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may not apply the definition of FFO in the same manner as the Operating Partnership.


                       Statements of Funds from Operations
                             (dollars in thousands)


                                                                         Year Ended December 31,
                                                                        -------------------------
                                                                            1998           1997
                                                                        ----------     ----------

Income before minority interest                                         $  183,210     $  135,024

Adjustments:
  Depreciation and amortization of real estate assets                      115,678         72,503

  Write-off of costs associated with terminated acquisitions                18,435             --

  Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                                  56,024          8,303

  Minority interest                                                         (1,499)        (1,434)

  Preferred stock dividends                                                (11,700)            --
                                                                        ----------     ----------

Funds from operations                                                   $  360,148     $  214,396
                                                                        ==========     ==========

Investment Segments:
  Office and Retail Segment                                             $  325,442     $  204,243
  Hospitality Segment                                                       52,375         36,439
  Behavioral Healthcare Segment                                             55,295         29,789
  Refrigerated Storage Segment                                              28,626          2,200
  Residential Development Segment                                           58,892         25,623
  Corporate general & administrative                                       (16,264)       (12,858)
  Interest expense                                                        (152,214)       (86,441)
  Preferred unit dividends                                                 (11,700)
  Other(1)                                                                  19,696         15,401
                                                                        ----------     ----------

Funds from operations                                                   $  360,148     $  214,396
                                                                        ==========     ==========

--------------------------

(1) Includes interest and other income less depreciation and amortization of non-real assets and amortization of deferred financing costs.

          Reconciliation of Funds from Operations to Net Cash Provided
                             By Operating Activities
                             (dollars in thousands)

                                                                    Year Ended December 31,
                                                                  ------------------------
                                                                     1998           1997
                                                                  ---------      ---------
Funds from operations                                             $ 360,148      $ 214,396

Adjustments:
  Depreciation and amortization of non-real estate assets             1,631          1,235
  Write-off of costs associated with terminated acquisitions        (18,435)            --
  Amortization of deferred financing costs                            6,486          3,499
  Minority interest profit and depreciation
      and amortization                                                2,272          2,122
  Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies                        (56,024)        (8,303)
  Change in deferred rent receivable                                (34,047)       (23,371)
  Change in current assets and liabilities                           (6,121)        34,336
  Equity in earnings in excess of distributions received from
      unconsolidated companies                                           --        (12,536)
  Distributions received in excess of equity in earnings from
      unconsolidated companies                                        9,308             --
  Preferred unit dividends                                           11,700             --
  Non-cash compensation                                                 174            172
                                                                  ---------      ---------
Net cash provided by operating activities                         $ 277,092      $ 211,550
                                                                  =========      =========

                 HISTORICAL RECURRING OFFICE AND RETAIL PROPERTY
           CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COSTS

         The following table sets forth annual and per square foot recurring capital expenditures (excluding those expenditures which are recoverable from tenants) and tenant improvement and leasing costs for the years ended December 31, 1998, 1997 and 1996, attributable to signed leases, all of which have commenced or will commence during the next twelve months (i.e., the renewal or replacement tenant began or will begin to pay rent) for the Office and Retail Properties consolidated in the Operating Partnership's financial statements during each of the periods presented. Tenant improvement and leasing costs for signed leases during a particular period do not equal the cash paid for tenant improvement and leasing costs during such period, due to timing of payments.

                                                          1998           1997           1996
                                                       ----------     ----------     ----------
CAPITAL EXPENDITURES:
  Capital Expenditures (in thousands) ............     $    5,107     $    3,310     $    1,214
  Per square foot ................................     $      .16     $      .15     $      .07

TENANT IMPROVEMENT AND LEASING COSTS:(1)
  Replacement Tenant Square Feet .................        850,325        584,116        390,945
  Renewal Tenant Square Feet .....................        923,854      1,001,653        248,603
  Tenant Improvement Costs (in thousands) ........     $    8,552     $   10,958     $    6,263
  Per square foot leased .........................     $     4.82     $     6.91     $     9.79
  Tenant Leasing Costs (in thousands) ............     $    5,358     $    6,601     $    2,877
  Per square foot leased .........................     $     3.02     $     4.16     $     4.50
  Total (in thousands) ...........................     $   13,910     $   17,559     $    9,140
        Total per square foot ....................     $     7.84     $    11.07     $    14.29
        Average lease term .......................      5.4 years      6.4 years      6.0 years
        Total per square foot per year ...........     $     1.44     $     1.73     $     2.38

(1) Excludes leasing activity for leases that have less than a one-year term (i.e., storage and temporary space).

         Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to be made in the Operating Partnership's Property portfolio. The Operating Partnership maintains an active preventive maintenance program in order to minimize required capital improvements. In addition, capital improvement costs are recoverable from tenants in many instances.

         Tenant improvement and leasing costs also may fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease (renewal or replacement tenant), the involvement of external leasing agents and overall competitive market conditions. Management believes that future recurring tenant improvements and leasing costs for the Operating Partnership's existing Office Properties will approximate on average for "renewal tenants" $6.00 to $8.00 per square foot, or $1.20 to $1.60 per square foot per year based on an average five-year lease term, and, on average for "replacement tenants," $12.00 to $14.00 per square foot, or $2.40 to $2.80 per square foot per year based on an average five-year lease term.

                              YEAR 2000 COMPLIANCE

         The year 2000 issue relates to whether computer systems will properly recognize date-sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. In addition, the year 2000 issue relates to whether non-Information Technology ("IT") systems that depend on embedded computer technology will recognize the year 2000. Systems that do not properly recognize such information could generate erroneous information or fail.

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

         The Operating Partnership is in the process of conducting such comprehensive review of all mission-critical IT systems, such as in-house accounting and property management systems, network operating systems, telecommunication systems and desktop software systems, and determining whether they are year 2000 compliant. The Operating Partnership believes that such review is approximately 75% completed, and it is expected that the review will be completed on or before June 30, 1999. In addition, as a result of the Operating Partnership's normal upgrade and replacement process, most network and desktop equipment currently meets the requirements for year 2000 compliance. Although the initial assessment and testing is not yet complete, the Operating Partnership has not identified any significant problem areas and it believes that the mission-critical systems, AS/400 and accounting system, local network servers, WAN equipment and the majority of desktop PC's are compliant, or can be made compliant with minor software upgrades.

         For non-IT systems, the Operating Partnership is also in the process of conducting such comprehensive review of computer hardware and software in mechanical systems and developing a program to repair or replace non-IT systems that are not year 2000 compliant. The Operating Partnership has identified substantially all of the non-IT systems and is considering the use of an outside specialist company to assist in identifying any year 2000 exposure relating to these systems. While the process was recently commenced, it is expected that the assessment and remediation plan should be completed on or before June 30, 1999. The Operating Partnership's non-IT systems or embedded technology are primarily property-related and include escalator and elevator service, building automation (e.g. energy management and HVAC systems), security access systems, fire and life safety systems.

         The Operating Partnership believes that the greatest exposure lies with third parties, such as its tenants, vendors, financial institutions and the Company's transfer agent. The Operating Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash, its transfer agent to maintain and track investor information, its vendors for day-to-day services and its unaffiliated joint venture partners for operations and management of certain of the Operating Partnership's Properties. If any of these third parties are unable to meet their obligations to the Operating Partnership because of the year 2000 problem, such a failure may have a material adverse effect on the financial condition or results of operations of the Operating Partnership. Although the Operating Partnership is in the process of working with such third parties in order to attempt to eliminate its year 2000 concerns, the cost and timing of the third party year 2000 compliance is not within the Operating Partnership's control, and no assurance can be given with respect to the cost and timing of such efforts or the potential effects of any failure to comply.

         The majority of the work performed to date has been performed by employees of the Operating Partnership without significant additional costs to the Operating Partnership. Although the full extent of any year 2000 exposure has not been finalized and the total cost to specifically remediate IT and non-IT systems has not fully been quantified, the Operating Partnership currently estimates that the total cost to repair and replace IT and non-IT systems that are not year 2000 compliant (not including costs associated with the Operating Partnership's normal upgrade and replacement process) will be approximately $1.2 million. Management does not believe that such estimated total cost will have a material adverse effect on the Operating Partnership's financial condition or results of operations given current vendor estimates for complete remediation for non-IT systems.

         The Operating Partnership currently believes that it will have performed all year 2000 compliance testing and completed its remedial measures on its IT and non-IT systems on or before October 31, 1999. Based on the progress the Operating Partnership has made in addressing the Operating Partnership's year 2000 issues and its plan and timeline to complete its compliance program, at this time, the Operating Partnership does not foresee significant risks associated with the Operating Partnership's year 2000 compliance. Management does not believe that the year 2000 issue will pose significant problems in its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material adverse effect on the Operating Partnership's financial condition or results of operations. Management believes that the year 2000 risks to the Operating Partnership's financial condition or results of operation associated with a failure of non-IT systems is immaterial, due to the fact that each of the Operating Partnership's Properties has, for the most part, separate non-IT systems. Accordingly, a year 2000 problem that is experienced at one Property generally should have no effect on the other Operating Partnership Properties. In addition, management believes that the Operating Partnership has sufficient time to correct those system problems within its control before the year 2000. Because the Operating Partnership's major source of income is rental payments under long-term leases, a failure of the Operating Partnership's mission-critical IT systems is not expected to have a material adverse effect on the Operating Partnership's financial condition or results of operations. Even if the Operating Partnership were to experience problems with its IT systems, the payment of rent under the leases would not be excused. In addition, the Operating Partnership expects to correct those IT system problems within its control before the year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

         Because the Operating Partnership is still evaluating the status of its systems and those of third parties with which it conducts business, the Operating Partnership has not yet developed a comprehensive contingency plan, and it is very difficult to identify "the most reasonably likely worst-case scenario" at this time. As the Operating Partnership identifies significant risks related to the Operating Partnership's year 2000 compliance, or if the Operating Partnership's year 2000 compliance program's progress deviates substantially from the anticipated timeline, the Operating Partnership will develop appropriate contingency plans.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Operating Partnership's use of financial instruments, such as debt instruments, and the Company's forward share purchase agreement (the "Forward Share Purchase Agreement") with affiliates of the predecessor of UBS AG ("UBS") subject the Operating Partnership to market risk which may affect the Operating Partnership's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Operating Partnership manages its market risk by attempting to match anticipated inflow of cash from its operating, investing and financing activities with anticipated outflow of cash to fund debt payments, distributions to partners, investments, capital expenditures and other cash requirements. The Operating Partnership does not enter into financial instruments for trading purposes.

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to its variable rate debt and the Forward Share Purchase Agreement and in the market price of the Company's common shares as such changes relate to the Forward Share Purchase Agreement. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

         The Operating Partnership's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable rate debt. The Operating Partnership generally does not use financial instruments to hedge interest rate risk. The Operating Partnership had total outstanding debt of approximately $2.3 billion at December 31, 1998, of which approximately $1.3 billion or 56.8%, was variable rate debt. The weighted average interest rate on such variable rate debt was 7.0% as of December 31, 1998. A 10% (70 basis point) increase in the weighted average interest rate on such variable rate debt would result in a decrease in net income and cash flows of approximately $9.1 million based on the variable rate debt outstanding as of December 31, 1998, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (70 basis point) decrease in the weighted average interest rate on such variable rate debt would result in an increase in net income and cash flows of approximately $9.1 million based on the variable rate debt outstanding as of December 31, 1998, as a result of the decreased interest expense associated with the change in rate.

         In addition, the Company's settlement obligations under the Forward Share Purchase Agreement with UBS, as described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward Share Purchase Agreement, are subject to interest rate risk, specifically changes in the 90-day LIBOR rate.

         The Company has the option to settle the Forward Share Purchase Agreement in common shares or cash. The information in this paragraph assumes a settlement in common shares. If the 90-day LIBOR rate remains unchanged from December 31, 1998, and assuming no change from the $23 per share closing price of the common shares on December 31, 1998 and no change in the fourth quarter dividend rate, the Company would issue an additional 139,988 common shares pursuant to the Forward Share Purchase Agreement by the final settlement date of August 12, 1999. If the 90-day LIBOR rate increases by 10% (51 basis points) from the 90-day LIBOR rate on December 31, 1998, and assuming no change from the $23 per share closing price of the common shares on December 31, 1998 and no change in the fourth quarter dividend rate, the Company would issue 167,899 common shares by the final settlement date of August 12, 1999. If the 90-day LIBOR rate decreases by 10% (51 basis points) from the 90-day LIBOR rate on December 31, 1998, and assuming no change from the $23 per share closing price of the common shares on December 31, 1998 and no change in the fourth quarter dividend rate, the Company would issue 112,076 common shares by the final settlement date of August 12, 1999. The issuance of common shares under the terms of the Forward Share Purchase Agreement will result in a reduction of the Company's net income per common share and net book value per common share and the Operating Partnership's net income per unit and net book value per unit. If the Company issues additional common shares to settle the Forward Share Purchase Agreement, it will receive an additional limited partner interest in the Operating Partnership.

         The Company also has the option to settle the Forward Share Purchase Agreement in cash rather than common shares, which will reduce cash flow. If the Company elects to settle the Forward Share Purchase Agreement in cash on the final settlement date of August 12, 1999, and assuming the 90-day LIBOR rate and quarterly dividend rate remain unchanged from December 31, 1998, the Operating Partnership will pay $149.8 million to UBS to settle the Forward Share Purchase Agreement. If the 90-day LIBOR rate increases by 10%, the settlement amount will increase by approximately $0.5 million. Conversely, if the 90-day LIBOR rate decreases by 10%, the settlement amount will decrease by approximately $0.5 million. Settlement of the Forward Share Purchase Agreement in cash will reduce the Operating Partnership's cash flows. If the Company fulfills its settlement obligations in cash, the Operating Partnership will repurchase a portion of the Company's limited partner interest for an amount approximately equal to the cash required to settle the Company's obligations under the Forward Share Purchase Agreement.

MARKET PRICE RISK

         The Forward Share Purchase Agreement is subject to market rate risk because changes in the closing share price of the Company's common shares affect the Company's settlement obligation. If the market price of the common shares decreases by 10% from the $23 per share closing price of the common shares on December 31, 1998, and assuming no change in the 90-day LIBOR rate from the rate at December 31, 1998, the Company will issue an additional 935,782 common shares by the final settlement date of August 12, 1999, and the Company will receive an additional limited partner interest in the Operating Partnership equal in value to $9,358. If the market price of the common shares increases by 10% from the $23 per share closing price of the common shares on December 31, 1998, UBS will return to the Company 511,117 common shares by the final settlement date of August 12, 1999. If UBS returns such number of common shares to the Company, the Operating Partnership will repurchase a portion of the Company's limited partner interest in the Operating Partnership equal in value to $11,755,691. The issuance of additional common shares under the terms of the Forward Share Purchase Agreement will result in the reduction of the Company's net income per common share and net book value per common share and of the Operating Partnership's net income per unit and net book value per unit. A change in the market price will not affect the amount required to be paid to settle the Forward Share Purchase Agreement in cash.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----
Report of Independent Public Accountants..............................................................   56

Consolidated Balance Sheets of Crescent Real Estate Equities Limited Partnership at December 31,
1998 and 1997.........................................................................................   57

Consolidated Statements of Operations of Crescent Real Estate Equities Limited Partnership for
the years ended December 31, 1998, 1997 and 1996......................................................   58

Consolidated Statements of Partners' Capital of Crescent Real Estate Equities Limited Partnership
for the years ended December 31, 1998, 1997 and 1996..................................................   59

Consolidated Statements of Cash Flows of Crescent Real Estate Equities Limited Partnership for
the years ended December 31, 1998, 1997 and 1996......................................................   60

Notes to Financial Statements.........................................................................   61

Schedule III Consolidated Real Estate Investments and Accumulated Depreciation .......................   85

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Trust Managers of Crescent Real Estate Equities Limited
Partnership:

We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Limited Partnership and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescent Real Estate Equities Limited Partnership and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                 ARTHUR ANDERSEN LLP

Dallas, Texas,
February 17, 1999 (except with respect to the matters discussed in Note 14, as to which the date is March 19, 1999)

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                 (NOTES 1 AND 2)

                                                                                DECEMBER 31,
                                                                           1998            1997
                                                                       -----------      -----------
ASSETS:
   Land                                                                $   400,690      $   353,374
   Land held for development or sale                                        95,282           94,954
   Building and improvements                                             3,569,774        2,923,097
   Furniture, fixtures and equipment                                        63,626           51,705
   Less - accumulated depreciation                                        (387,457)        (278,194)
                                                                       -----------      -----------
             Net investment in real estate                               3,741,915        3,144,936

   Cash and cash equivalents                                               109,828           66,063
   Restricted cash and cash equivalents                                     46,841           41,528
   Accounts receivable, net                                                 32,585           30,049
   Deferred rent receivable                                                 73,635           39,588
   Investments in real estate mortgages and equity
       of unconsolidated companies                                         743,516          601,770
   Notes receivable, net                                                   187,063          159,843
   Other assets, net                                                       110,566           99,098
                                                                       -----------      -----------
               Total assets                                            $ 5,045,949      $ 4,182,875
                                                                       ===========      ===========

LIABILITIES:
   Borrowings under Credit Facility                                    $   660,000      $   350,000
   Notes payable                                                         1,658,156        1,360,124
   Accounts payable, accrued expenses and other liabilities                149,442          127,220
                                                                       -----------      -----------
              Total liabilities                                          2,467,598        1,837,344
                                                                       -----------      -----------

MINORITY INTERESTS:                                                         26,727           28,178

PARTNERS' CAPITAL:
   Series A Preferred Units, 8,000,000 Units issued and
       outstanding at December 31, 1998                                    200,000               --
  Units of Partnership Interests, 68,823,252 and 65,386,026 issued and outstanding at December 31, 1998 and 1997, respectively:
         General partner - outstanding 622,777 and 589,890                   3,815            4,324
         Limited partners' - outstanding 68,200,475 and 64,796,136       2,352,846        2,313,029
  Accumulated other comprehensive income                                    (5,037)              --
                                                                       -----------      -----------
              Total partners' capital                                    2,551,624        2,317,353
                                                                       -----------      -----------
              Total liabilities and partners' capital                  $ 5,045,949      $ 4,182,875
                                                                       ===========      ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                 (NOTES 1 AND 2)

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                     1998           1997           1996
                                                                   ---------      ---------      ---------
REVENUES:
    Office and retail properties                                   $ 563,005      $ 363,324      $ 182,198
    Hotel properties                                                  53,355         37,270         19,805
    Behavioral healthcare properties                                  55,295         29,789             --
    Interest and other income                                         26,688         16,990          6,858
                                                                   ---------      ---------      ---------
      Total revenues                                                 698,343        447,373        208,861
                                                                   ---------      ---------      ---------

EXPENSES:
    Real estate taxes                                                 75,076         44,154         20,606
    Repairs and maintenance                                           41,160         27,783         12,292
    Other rental property operating                                  126,733         86,931         40,915
    Corporate general and administrative                              16,264         12,858          4,674
    Interest expense                                                 152,214         86,441         42,926
    Amortization of deferred financing costs                           6,486          3,499          2,812
    Depreciation and amortization                                    118,082         74,426         40,535
    Write-off of costs associated with terminated acquisitions        18,435             --             --
                                                                   ---------      ---------      ---------

      Total expenses                                                 554,450        336,092        164,760
                                                                   ---------      ---------      ---------

      Operating income                                               143,893        111,281         44,101

OTHER INCOME:
    Equity in net income of unconsolidated companies                  39,317         23,743          3,850
                                                                   ---------      ---------      ---------

INCOME BEFORE MINORITY INTERESTS
    AND EXTRAORDINARY ITEM                                           183,210        135,024         47,951

    Minority interests                                                (1,499)        (1,434)        (1,482)
                                                                   ---------      ---------      ---------

INCOME BEFORE EXTRAORDINARY ITEM                                     181,711        133,590         46,469
    Extraordinary item                                                    --             --         (1,599)
                                                                   ---------      ---------      ---------

NET INCOME                                                           181,711        133,590         44,870

PREFERRED UNIT DIVIDENDS                                             (11,700)            --             --

FORWARD SHARE PURCHASE AGREEMENT
    RETURN                                                            (3,316)            --             --
                                                                   ---------      ---------      ---------

NET INCOME AVAILABLE TO PARTNERS                                   $ 166,695      $ 133,590      $  44,870
                                                                   =========      =========      =========

BASIC EARNINGS PER UNIT DATA:
    Income before extraordinary item                               $    2.52      $    2.50      $    1.44
    Extraordinary item                                                    --             --          (0.05)
                                                                   ---------      ---------      ---------
    Net income                                                     $    2.52      $    2.50      $    1.39
                                                                   =========      =========      =========

DILUTED EARNINGS PER UNIT DATA:
    Income before extraordinary item                               $    2.42      $    2.41      $    1.41
    Extraordinary item                                                    --             --          (0.05)
                                                                   ---------      ---------      ---------
    Net income                                                     $    2.42      $    2.41      $    1.36
                                                                   =========      =========      =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                 (NOTES 1 AND 2)

                                                           ACCUMULATED
                                             PREFERRED        OTHER         LIMITED       GENERAL         TOTAL
                                             PARTNERS'    COMPREHENSIVE    PARTNERS'     PARTNER'S      PARTNERS'
                                              CAPITAL         INCOME        CAPITAL       CAPITAL        CAPITAL
                                             ---------      ---------       ---------     ---------     ---------
Partners' capital, December 31, 1995         $      --      $      --       $ 474,717     $   4,800     $ 479,517

Contributions                                       --             --         535,428            --       535,428
Contribution of notes receivable                    --             --           1,557            --         1,557
Distributions                                       --             --         (72,633)         (734)      (73,367)
Net Income                                          --             --          44,421           449        44,870
                                             ---------      ---------       ---------     ---------     ---------

Partners' capital, December 31, 1996         $      --      $      --       $ 983,490     $   4,515     $ 988,005
                                             =========      =========       =========     =========     =========

Contributions                                       --             --       1,348,054            --     1,348,054
Contribution of notes receivable                    --             --             413            --           413
Distributions                                       --             --        (139,395)       (1,408)     (140,803)
Distribution of Crescent Operating Inc.             --             --         (11,788)         (119)      (11,907)
shares
Net Income                                          --             --         132,254         1,336       133,590
                                             ---------      ---------       ---------     ---------     ---------

Partners' capital, December 31, 1997         $      --      $      --       $2,313,028    $   4,324     $2,317,352
                                             =========      =========       ==========    =========     ==========

Contributions                                  200,000             --         299,436            --       499,436
Distributions                                       --             --        (218,649)       (2,209)     (220,858)
Net Income                                          --             --         168,311         1,700       170,011
Settlement of equity swap agreement                 --             --        (209,299)           --      (209,299)
Forward Share Purchase Agreement                    --             --              19            --            19
Accumulated other comprehensive income              --         (5,037)             --            --        (5,037)
                                             ---------      ----------      ---------     ---------     ---------

Partners' capital, December 31, 1998         $ 200,000      $  (5,037)      $2,352,846    $   3,815     $2,551,624
                                             =========      ==========      ==========    =========     ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                 (NOTES 1 AND 2)


                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                    1998             1997            1996
                                                                -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $   181,711      $   133,590      $    44,870
   Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation and amortization                            124,568           77,925           43,347
           Extraordinary item                                            --               --            1,599
           Minority interests                                         1,499            1,434            1,482
           Non-cash compensation                                        174              172              111
           Distributions received in excess of equity in
earnings from unconsolidated companies                                9,308               --               --
           Equity in earnings net of distributions received
from unconsolidated companies                                            --          (12,536)            (322)
           Increase in accounts receivable                           (2,536)         (14,719)          (8,324)
           Increase in deferred rent receivable                     (34,047)         (23,371)          (6,210)
           Increase in other assets                                 (22,646)         (29,286)            (388)
           Increase in restricted cash and cash                      (3,161)            (417)         (15,537)
equivalents
           Increase in accounts payable, accrued
expenses and other liabilities                                       22,222           78,758           16,756
                                                                -----------      -----------      -----------
              Net cash provided by operating activities             277,092          211,550           77,384
                                                                -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of investment properties                            (530,807)      (1,523,735)        (460,113)
   Development of investment properties                             (31,875)          (9,012)              --
   Capital expenditures - rental properties                         (31,339)         (22,005)          (2,380)
   Tenant improvement and leasing costs - rental properties         (68,779)         (53,886)         (20,052)
   (Increase) decrease in restricted cash and cash                   (2,152)          (4,229)             842
equivalents
   Investment in unconsolidated companies                          (147,208)        (278,001)          (3,900)
   Investment in residential development corporations                35,613         (270,174)         (16,657)
   Increase in notes receivable                                     (27,220)        (128,124)         (10,913)
   Decrease (increase) in escrow deposits - acquisition of
       investment properties                                          5,760           (5,600)             140
                                                                -----------      -----------      -----------
           Net cash used in investing activities                   (798,007)      (2,294,766)        (513,033)
                                                                -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt financing costs                                              (9,567)         (12,132)          (7,081)
   Borrowings under Credit Facility                                 672,150        1,171,000          191,500
   Payments under Credit Facility                                  (362,150)        (861,000)        (171,500)
   Debt proceeds                                                    418,100        1,127,596          152,755
   Debt payments                                                   (376,301)        (493,203)         (92,254)
   Capital distributions - joint venture partner                     (2,951)          (2,522)         (14,505)
   Capital contributions - joint venture partner                         --               --              750
   Capital contributions to the Operating Partnership               457,717        1,346,713          458,017
   Distributions from the Operating Partnership                    (232,318)        (152,708)         (73,367)
                                                                -----------      -----------      -----------
           Net cash provided by financing activities                564,680        2,123,744          444,315
                                                                -----------      -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                43,765           40,528            8,666
CASH AND CASH EQUIVALENTS,
   Beginning of period                                               66,063           25,535           16,869
                                                                -----------      -----------      -----------
CASH AND CASH EQUIVALENTS,
   End of period                                                $   109,828      $    66,063      $    25,535
                                                                ===========      ===========      ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP," together with its direct and indirect interests in limited partnerships, the "Operating Partnership") was formed under the terms of the Limited Partnership Agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("CREE, Ltd."), which owns an approximate 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximate 89% limited partner interest in the Operating Partnership, with the remaining approximate 10% limited partner interest held by other partners. The Operating Partnership owns substantially all of the economic interest directly or indirectly of seven single purpose limited partnerships (all formed for the purpose of obtaining securitized debt), with the remaining interests owned indirectly by the Company through seven separate corporations, each of which is a wholly owned subsidiary of CREE, Ltd. and a general partner of one of the seven limited partnerships.

         All of the limited partners of the Operating Partnership other than the Company own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximate 89% limited partner interest has been treated as equivalent, for purposes of this report, to 61,654,947 units, and the remaining approximate 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,545,528 units.

         As of December 31, 1998, the Operating Partnership directly or indirectly owned a portfolio of real estate assets (the "Properties"). The Properties include 89 office properties (collectively referred to as the "Office Properties") located primarily in 17 metropolitan submarkets in Texas with an aggregate of approximately 31.8 million net rentable square feet, seven retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately 0.8 million net rentable square feet (collectively referred to as the "Retail Properties"), seven full-service hotels (collectively referred to as the "Hotel Properties") with a total of 2,257 rooms and two destination health and fitness resorts that can accommodate up to 462 guests daily, real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own interests in 13 residential development properties (collectively referred to as the "Residential Development Properties"), and 89 behavioral healthcare properties (collectively referred to as the "Behavioral Healthcare Properties"). In addition, the Operating Partnership owned through two subsidiaries (the "Crescent Subsidiaries") an indirect 38% interest in three partnerships (collectively referred to as the "Refrigerated Storage Partnerships") each of which owned one or more corporations or limited liability companies (collectively referred to as the "Refrigerated Storage Corporations") which, as of December 31, 1998, directly or indirectly owned or operated approximately 101 refrigerated storage properties (collectively referred to as the "Refrigerated Storage Properties") with an aggregate of approximately 530.1 million cubic feet (21.4 million square feet). The Operating Partnership also has a 42.5% partnership interest in a partnership, the primary holdings of which consist of a 364-room executive conference center and general partner interests, ranging from one to 50%, in additional office, retail, multi-family and industrial properties.

         The Company owns its assets and carries on its operations and other activities through the Operating Partnership and its other subsidiaries. The limited partnership agreement of the Operating Partnership acknowledges that all of the Company's operating expenses are incurred for the benefit of the Operating Partnership and provides that the Operating Partnership shall reimburse the Company for all such expenses. Accordingly, expenses of the Company are reimbursed by the Operating Partnership.

         The following table sets forth, by subsidiary, the Properties such subsidiaries owned as of December 31, 1998:

Operating Partnership:            62 Office Properties, six Hotel Properties and five Retail Properties

Crescent Real Estate              The Aberdeen, The Avallon, Caltex House, The Citadel,  The Crescent Atrium,
Funding I, L.P.:                  The Crescent Office Towers, Regency Plaza One, UPR Plaza and Waterside Commons
("Funding I")

Crescent Real Estate              Albuquerque Plaza, Barton Oaks Plaza One, Briargate Office and Research Center, Hyatt Regency
 Funding II, L.P.:                Beaver Creek, MacArthur Center I & II, Ptarmigan Place, Stanford Corporate Centre, Two Renaissance
("Funding II")                    Square and 12404 Park Central

Crescent Real Estate              Greenway Plaza Portfolio(1)
Funding III, IV and V, L.P.:
("Funding III, IV and V")

Crescent Real Estate              Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate              Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

-----------------------------
(1) Funding III owns the Greenway Plaza Portfolio, except for the central heated and chilled water plant building and Coastal Tower Office Property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

BASIS OF PRESENTATION

         The accompanying consolidated financial statements of the Operating Partnership include all direct and indirect subsidiary entities. The equity interests in those direct and indirect subsidiaries the Operating Partnership does not own are reflected as minority interests. All significant intercompany balances and transactions have been eliminated.

         Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

         All information relating to common shares has been adjusted to reflect the two-for-one stock split effected in the form of a 100% share dividend paid on March 26, 1997 to shareholders and unitholders of record on March 20, 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INVESTMENTS IN REAL ESTATE

         Real estate is carried at cost, net of accumulated depreciation. Betterments, major renovations, and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

     Buildings and Improvements                    5 to 40 years
     Tenant Improvements                           Terms of leases
     Furniture, Fixtures and Equipment             3 to 10 years

An impairment loss is recognized, on a property by property basis, when expected undiscounted cash flows are less than the carrying value of the asset. In cases where the Operating Partnership does not expect to recover its carrying costs, the Operating Partnership reduces its carrying costs to fair value. No such reductions have occurred to date.

CONCENTRATION OF REAL ESTATE INVESTMENTS

         The majority of the Operating Partnership's Office and Retail Properties are in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of December 31, 1998, these Office and Retail Properties together represented approximately 72% of the Operating Partnership's total net rentable square feet in the Office and Retail Segment. The Dallas/Fort Worth Office and Retail Properties accounted for approximately 39% of the total net rentable square feet in the segment, and the Houston Office and Retail Properties accounted for the remaining approximate 33%. As a result of the geographic concentration, the operations of the Operating Partnership could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

RESTRICTED CASH AND CASH EQUIVALENTS

         Restricted cash includes escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, security deposits, ground lease expenditures, capital expenditures and monthly interest carrying costs paid in arrears.

OTHER ASSETS

         Other assets consist principally of leasing costs and deferred financing costs. Leasing costs are amortized on a straight-line basis during the terms of the respective leases, and unamortized lease costs are written off upon early termination of lease agreements. Deferred financing costs are amortized on a straight-line basis over the terms of the respective loans.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company entered into a forward share purchase agreement with affiliates of the predecessor of UBS AG ("UBS") and an equity swap agreement with Merrill Lynch International ("Merrill Lynch") as further discussed in Note 10, Partners' Capital.

         Effective September 30, 1998, the Company terminated the equity swap agreement with Merrill Lynch. As of that date, the Company repurchased the 6,659,254 common shares Merrill Lynch held and terminated the additional contingent share obligation provided for under that agreement in exchange for the Operating Partnership's issuance of a $209,299 promissory note due December 14, 1998, which was subsequently extended to September 14, 1999, following a principal payment of $25,000 on December 14, 1998. In connection with this transaction, the Operating Partnership repurchased a portion of the limited partner interest held by the Company in the Operating Partnership for $209,299.

         On August 11, 1998, the Company and UBS exercised the right to extend the term of the forward share purchase agreement between the Company and UBS until August 12, 1999.

         At December 31, 1998, the Company had a contingent obligation to deliver approximately an additional 207,471 common shares to UBS under the forward share purchase agreement calculated using the Company's average share price for the quarter.

         The carrying values of cash and cash equivalents and short-term investments are reasonable estimates of their fair values because of the short maturities of these instruments. The fair value of notes receivable, which approximates carrying value, is estimated based on year-end interest rates for receivables of comparable maturity. Notes payable and borrowings under the Operating Partnership's line of credit ("Credit Facility") have aggregate carrying values which approximate their estimated fair values based upon the current interest rates for debt with similar terms and remaining maturities, without considering the adequacy of the underlying collateral. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998 and 1997.

REVENUE RECOGNITION

         OFFICE & RETAIL PROPERTIES The Operating Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership of the Office and Retail Properties and accounts for its leases as operating leases. Income on leases, which includes scheduled increases in rental rates during the lease term and/or abated rent payments for various periods following the tenant's lease commencement date, is recognized on a straight-line basis. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received pursuant to the applicable lease provisions.

         HOTEL PROPERTIES The Operating Partnership cannot, consistent with the Company's status as a REIT, operate the Hotel Properties directly. It has leased all of the Hotel Properties except The Omni Austin Hotel to subsidiaries of Crescent Operating, Inc. ("COI") pursuant to eight separate leases (See Note 12, Formation and Capitalization of COI). As of January 1, 1999, the Omni Austin Hotel has been leased under a separate lease to HCD Austin Corporation, an unrelated third party. The leases provide for the payment by the lessee of the Hotel Property of (i) base rent, with periodic rent increases if applicable,
(ii) percentage rent based on a percentage of gross receipts or gross room revenues, as applicable, above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount for certain Hotel Properties. Base rental income under these leases is recognized on a straight-line basis over the terms of the respective leases. Percentage rental income is recognized on an accrual basis.

         BEHAVIORAL HEALTHCARE PROPERTIES The Operating Partnership has leased the Behavioral Healthcare Properties to Charter Behavioral Health Systems, LLC ("CBHS") under a triple-net lease. The lease requires the payment of annual minimum rent in the amount of approximately $43,800 for the period ending June 16, 1999, increasing in each subsequent year during the remaining 10-year term at a 5% compounded annual rate. The Operating Partnership recognizes the rent on a straight-line basis, resulting in a deferred rent receivable balance due from CBHS of approximately $20,000 at December 31, 1998. In December 1998, the independent accountants for CBHS, in connection with their audit of the financial statements for the year ended September 30, 1998, issued a modified auditor's report related to the ability of CBHS to continue as a going concern. In October 1998, CBHS hired a new President and Chief Executive Officer (formerly the Vice President of Operations for the Southeast Region of Tenet Healthcare), who announced a set of initiatives to address cost reductions and revenue enhancements for 1999. CBHS has continued to make timely rent payments to the Operating Partnership for the first five months of CBHS's 1999 fiscal year; however, management will continue to evaluate the business, financial condition and results of operations of CBHS in connection with the collectibility of the deferred rent receivable balance.

INCOME TAXES

         No provision has been made for federal or state income taxes, because each partner's proportionate share of income or loss from the Operating Partnership will be passed through on such partner's tax return.

EARNINGS PER UNIT OF PARTNERSHIP INTEREST

         Beginning with the year ended December 31, 1997, the Operating Partnership adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which supersedes APB No. 15 for periods ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Primary EPS is replaced by Basic EPS, and Fully Diluted EPS is replaced by Diluted EPS. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------------------------------
                                                    1998                              1997                           1996
                                        -----------------------------   -----------------------------  ----------------------------
                                                  Wtd. Avg. Per Unit              Wtd. Avg.  Per Unit            Wtd. Avg. Per Unit
                                          Income   Units     Amount      Income     Units     Amount    Income    Units     Amount
                                        --------  --------  --------    --------  ---------  --------  --------  --------- --------
Basic EPS -
Net income available to partners        $166,695   66,214   $  2.52     $133,590   53,418     $  2.50  $ 44,870  32,342     $  1.39
                                                            =======                           =======                       =======
Effect of dilutive
securities:
     Unit options                             --    1,952                     --    2,069                    --    590
     Preferred units                          --    1,739                     --       --                    --     --
     Equity swap                              --       92                     --       --                    --     --
      agreement
     Forward share purchase
      agreement                            3,316      197                     --       --                    --     --
                                        --------   ------               --------   ------              --------  -----
Diluted EPS -
Net income available to partners        $170,011   70,194   $  2.42     $133,590   55,487     $  2.41  $ 44,870  32,932     $  1.36
                                        ========   ======   =======     ========   ======     =======  ========  ======     =======



STATEMENTS OF CASH FLOWS

         For purposes of the statements of cash flows, all highly liquid investments purchased with an original maturity of 90 days or less are included in cash and cash equivalents.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                                      For the year ended December 31,
                                                                                    -----------------------------------
                                                                                      1998         1997          1996
                                                                                    --------     --------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                                                       $145,603     $ 78,980     $ 42,488

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Mortgage notes assumed in property acquisitions                                     $ 46,934     $ 97,923     $142,799
Minority interest - joint venture capital                                                 --           --       31,985
Conversion of operating partnership units to common shares with resulting reduction in minority interest and increases in common shares and additional
   paid-in capital                                                                     4,849        1,018          856
Issuance of operating partnership units in conjunction
   with investments and settlement of an obligation                                   19,972           --       52,236
Issuance of common shares in conjunction with an
   investment                                                                         21,000        1,200       25,000
Issuance of restricted common shares                                                      --           10           --
Two-for-one common share dividend                                                         --          362           --
Debt incurred in conjunction with termination of equity
   swap agreement and extension                                                      184,299           --           --
Unrealized loss on available-for-sale securities                                       5,037           --           --
Guaranteed return on forward share purchase
   agreement return                                                                    3,316           --           --


ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 1998, the Operating Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components (generally, total nonowner changes in equity). As a result of the adoption of

SFAS No. 130, comprehensive income has been presented as part of the statement of partners' capital. During the year ended December 31, 1998, the Operating Partnership held securities classified as available-for-sale which had unrealized losses during the period of $5,037. Prior to 1998, the Operating Partnership's comprehensive income was not material to the Operating Partnership's financial statements.

         In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. This pronouncement was effective March 19, 1998, and had no material impact on the Operating Partnership's 1998 financial statements.

         Beginning with the fiscal year ended December 31, 1998, the Operating Partnership adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997 (See Note 3, Segment Reporting).

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and would not have materially impacted the Operating Partnership's 1998 financial statements.

3. SEGMENT REPORTING

         The Operating Partnership has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" for the year ended December 31, 1998. The Operating Partnership currently has five major operating segments: the Office and Retail Segment; the Hospitality Segment; the Refrigerated Storage Segment, the Residential Development Segment and the Behavioral Healthcare Segment. Therefore, operating segments for SFAS No. 131 were determined on the same basis. Management organizes the segments within the Operating Partnership based on property type for making operating decisions and assessing performance.

         The Operating Partnership uses Funds from Operations ("FFO") as the measure of segment profit or loss. FFO, based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance of an equity REIT, and therefore for the operating segments contained therein. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of other REIT's because these REITs may not apply the definition of FFO in the same manner as the Operating Partnership.

         Selected financial information related to each segment for the years ended December 31, 1998, 1997 and 1996 is presented below.

                                                                          YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                                      -----------------    -----------------   -----------------
                                                                      DECEMBER 31, 1998    DECEMBER 31, 1997   DECEMBER 31, 1996
                                                                      -----------------    -----------------   -----------------
REVENUES:
     Office and Retail Segment                                            $   563,005         $   363,324         $   182,198
     Hospitality Segment                                                       53,355              37,270              19,805
     Behavioral Healthcare Segment                                             55,295              29,789                  --
     Refrigerated Storage Segment                                                  --                  --                  --
     Residential Development Segment                                               --                  --                  --
     Corporate and other                                                       26,688              16,990               6,858
                                                                          -----------         -----------         -----------
     TOTAL CONSOLIDATED REVENUE                                           $   698,343         $   447,373         $   208,861
                                                                          ===========         ===========         ===========

FUNDS FROM OPERATIONS:
     Office and Retail Segment                                            $   325,442         $   204,243         $   106,819
     Hospitality Segment                                                       52,375              36,439              19,479
     Behavioral Healthcare Segment                                             55,295              29,789                  --
     Refrigerated Storage Segment                                              28,626               2,200                  --
     Residential Development Segment                                           58,892              25,623               5,707
     Corporate and other adjustments
         Interest expense                                                    (152,214)            (86,441)            (42,926)
         Preferred unit dividends                                             (11,700)                 --                  --
         Interest income and other income                                      19,696              15,401               3,211
         Corporate G & A                                                      (16,264)            (12,858)             (4,674)
                                                                          -----------         -----------         -----------
     TOTAL FUNDS FROM OPERATIONS:                                         $   360,148         $   214,396         $    87,616
                                                                          ===========         ===========         ===========
ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
CONSOLIDATED NET INCOME:
      Depreciation and amortization of real estate assets                 $  (115,678)        $   (72,503)        $   (39,290)
      Write-off costs associated with terminated acquisitions                 (18,435)                 --                  --
      Minority interests                                                        1,499               1,434               1,482
      Adjustment for investments in real estate mortgages
          and equity of unconsolidated companies                              (56,024)             (8,303)             (1,857)
      Preferred unit dividends                                                 11,700                  --                  --
                                                                          -----------         -----------         -----------
CONSOLIDATED NET INCOME BEFORE MINORITY INTEREST
      AND EXTRAORDINARY ITEM                                              $   183,210         $   135,024         $    47,951
                                                                          ===========         ===========         ===========

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES:
      Office and Retail Segment                                           $        --         $        --         $        --
      Hospitality Segment                                                          --                  --                  --
      Behavioral Healthcare Segment                                                --                  --                  --
      Refrigerated Storage Segment                                                512               1,200                  --
      Residential Development Segment                                          30,979              18,771               3,850
      Corporate and other                                                       7,826               3,772                  --
                                                                          -----------         -----------         -----------
      TOTAL EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES              $    39,317         $    23,743         $     3,850
                                                                          ===========         ===========         ===========

IDENTIFIABLE ASSETS:
      Office and Retail Segment                                           $ 3,214,208         $ 2,651,877         $ 1,341,252
      Hospitality Segment                                                     453,583             363,424             262,885
      Behavioral Healthcare Segment                                           386,434             384,796                  --
      Refrigerated Storage Segment                                            277,856             153,994                  --
      Residential Development Segment                                         289,615             317,950              37,069
      Corporate and other                                                     424,253             310,834              92,334
                                                                          -----------         -----------         -----------
      TOTAL IDENTIFIABLE ASSETS                                           $ 5,045,949         $ 4,182,875         $ 1,733,540
                                                                          ===========         ===========         ===========

         COI and CBHS are the Operating Partnership's largest single lessees in terms of total rental revenues derived through their leases. Total rental revenues from each of COI and CBHS for the year ended December 31, 1998 were 8% of the Operating Partnership's total rental revenues. COI was the sole lessee of the Hotel Properties for the year ended December 31, 1998, and CBHS was the sole lessee of the Behavioral Healthcare Properties during that period. No other lessee individually accounted for more than 4% of the respective segment revenues.


4. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies:

                                                                                    OPERATING PARTNERSHIP'S OWNERSHIP
                   ENTITY                                CLASSIFICATIONS                 AS OF DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------
Desert Mountain Development Corporation        Residential Development Corporation                95%(1)
Houston Area Development Corp.                 Residential Development Corporation                94%(1)
The Woodlands Land Company, Inc.               Residential Development Corporation                95%(1)
Crescent Development Management Corp.          Residential Development Corporation                90%(1)
Mira Vista Development Corp.                   Residential Development Corporation                94%(1)
Crescent CS Holdings Corp.                             Crescent Subsidiary                        95%(2)
Crescent CS Holdings II Corp.                          Crescent Subsidiary                        95%(2)
The Woodlands Commercial
    Properties Company, L.P.                        Other (various commercial                   42.5%
                                                           properties)
Main Street Partners, L.P.                      Other (office property - Bank One                 50%
                                                             Center)

---------------------
(1) See Item 2. Residential Development Properties and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in Residential Development Properties.

(2) The Crescent Subsidiaries have a 40% interest in three partnerships each of which owns one or more corporations or limited liability companies. Accordingly, each of the Crescent Subsidiaries has an indirect 40% interest in the Refrigerated Storage Properties.

The Operating Partnership reports its share of income and losses based on its ownership interest in the respective equity investments. The following summarized information for all unconsolidated companies has been presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Refrigerated Storage Corporations," and "Other," as applicable, as of December 31, 1998.

BALANCE SHEETS AT DECEMBER 31, 1998:

                                               RESIDENTIAL       REFRIGERATED
                                               DEVELOPMENT         STORAGE
                                               CORPORATIONS      CORPORATIONS           OTHER
                                               ------------      ------------        ----------
Real estate, net .......................        $  623,106        $1,308,059        $  475,322
Cash ...................................            25,849            14,219            31,582
Other assets ...........................           156,782           420,934            86,641
                                                ----------        ----------        ----------
    Total Assets .......................        $  805,737        $1,743,212        $  593,545
                                                ==========        ==========        ==========

Notes payable ..........................        $  295,998        $  617,166        $  258,000
Notes payable to the Company ...........           164,578                --            12,085
Other liabilities ......................           131,874           396,836            42,192

Equity .................................           213,287           729,210           281,268
                                                ----------        ----------        ----------
     Total Liabilities and Equity ......        $  805,737        $1,743,212        $  593,545
                                                ==========        ==========        ==========

Company's investments in real estate
    mortgages and equity of uncon-
    solidated companies ................        $  289,615        $  277,856        $  176,045
                                                ==========        ==========        ==========


          SUMMARY STATEMENTS OF OPERATIONS:

                                                           FOR THE YEAR ENDED
                                                            DECEMBER 31, 1998
                                              ---------------------------------------
                                               RESIDENTIAL   REFRIGERATED
                                               DEVELOPMENT      STORAGE
                                              CORPORATIONS    CORPORATIONS    OTHER
                                              ------------   -------------    -----
Total revenues .........................        $360,191        $567,867     $ 82,473
Total expenses .........................         307,546         559,013       66,118
                                                --------        --------     --------
Net income (loss) ......................        $ 52,645        $  8,854     $ 16,355
                                                ========        ========     ========

Company's equity in net income
   of unconsolidated companies .........        $ 30,979        $    512     $  7,826
                                                ========        ========     ========


5.  OTHER ASSETS, NET:

     Other assets, net consist of the following:


                                                                 December 31,
                                                        ----------------------------
                                                           1998              1997
                                                        ---------         ----------
Leasing costs ....................................      $  76,385         $  56,740

Deferred financing costs .........................         35,655            26,088

Escrow deposits ..................................             50             5,810

Prepaid expenses .................................          2,829             3,451

Other ............................................         43,993            38,309
                                                        ---------         ---------
                                                          158,912           130,398
Less - Accumulated amortization ..................        (48,346)          (31,300)
                                                        ---------         ---------
                                                        $ 110,566         $  99,098
                                                        =========         =========

6. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:


The following is a summary of the Operating Partnership's debt financing at December 31, 1998 and 1997:

                                                                                                      December 31,
                                                                                            --------------------------------
                                                                                                1998              1997
                                                                                                ----              ----
SECURED DEBT

BankBoston Term Note due October 30, 2001, bears interest at Eurodollar plus 325 basis points or Base Rate plus 100 basis points (at December 31, 1998, the rate was 8.31% based on Eurodollar) with a three-year interest-only term secured by
Greenway I and IA, BP Plaza, Washington Harbour, Bank One Tower, Frost Bank
Plaza, Central Park Plaza and 3333 Lee Parkway Office Properties with a combined
book value of $374,679..........................................................            $  260,000(1)                --

LaSalle Note I bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a
25-year amortization schedule through maturity in August 2027(2), secured by the
Funding I Properties with a combined book value of $305,959....................                239,000              239,000

Merrill Lynch Promissory Note due September 14, 1999(3), bears interest at
30-day LIBOR plus 200 basis points (at December 31, 1998, the rate was 7.06%)
with an interest-only term, secured by the Houston Center mixed-use Property
complex with a book value of $271,479..........................................                184,299                   --

LaSalle Note II bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028(4), secured by the Funding
II Properties with a combined book value of $308,828...........................                161,000              161,000

LaSalle Note III due July 1999, bears interest at 30-day LIBOR plus a weighted average rate of 2.135% (at December 31, 1998 the rate was 7.20%, subject to a rate cap of 10%) with an interest-only term, secured by the Funding III, IV and
V Properties with a combined book value of $242,096............................                115,000              115,000

Chase Manhattan Note due September 30, 2001, bears interest at 30-day LIBOR plus an average rate of 1.75% (at December 31, 1998, the rate was 6.81%) with an interest-only term, secured by the Fountain Place Office Property with a book
value of $112,927...............................................................                 97,123               97,123

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center
Hotel Property with a combined book value of $99,050...........................                  63,500               63,500

Metropolitan Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Energy Centre Office Property with a book value of
$74,389........................................................................                 44,364                45,000

Metropolitan Life Note III due December 1999, bears interest at 7.74% with an interest-only term, secured by the Datran Center Office Property with a book
value of $70,076...............................................................                 40,000                   --

Northwestern Note due January 2003, bears interest at 7.65% with an interest-only term, secured by the 301 Congress Avenue Office Property with a
book value of $45,607..........................................................                 26,000               26,000

Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The Woodlands Office Properties with a combined
book value of $18,051..........................................................                 11,777               12,109

Nomura Funding VI Note bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through July 2020(5),
secured by the Funding VI property with a book value of $33,799................                  8,586                8,692

Metropolitan Life Note IV due December 1999, bears interest at 7.11% with monthly principal and interest payments based on a 15-year amortization schedule, secured by the Datran Center Office Property with a book value of
$70,076 .......................................................................                 6,752                   --

Rigney Note due June 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization schedule, secured by a parcel
of land with a book value of $16,885...........................................                  755                   800


UNSECURED DEBT

Line of Credit with BankBoston, N.A. ("BankBoston") ("Credit Facility") (see
description of Credit Facility below)..........................................               660,000              350,000

BankBoston Term Note due March 1998, bears interest at Eurodollar rate Plus 120
basis points (at December 31, 1997, the rate was 7.14%)........................                    --               91,900

BankBoston Term Note II due August 1998, bears interest at Eurodollar rate plus
120 basis points (at December 31, 1997, the rate was 7.14%)....................                    --              100,000

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only
term, due September 2007(6)....................................................               250,000              250,000

2002 Notes bear interest at a fixed rate of 7.00% with a five-year interest-only
term, due September 2002(6)....................................................               150,000              150,000
                                                                                           ----------           ----------

Total Notes Payable............................................................            $2,318,156           $1,710,124
                                                                                           ==========           ==========


------------------------------------------------

(1) On February 10, 1999, this term note was increased to $320,000 based on the inclusion of the Addison and Reverchon Plaza Office Properties in the pool of Properties securing this term note.

(2) In August 2007, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August
         2007) by making a final payment of approximately $220,000.

(3) On December 14, 1998, the Operating Partnership and Merrill Lynch modified the note. In connection with the modification, (i) the Operating Partnership made a payment of $25,000 of principal, on December 14, 1998, the term was extended to September 14, 1999 and the interest rate was increased to an initial rate of 200 basis points above the 30-day LIBOR. In connection with this extension, the Operating Partnership paid an extension fee of $1,800.

(4) In March 2006, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,000.

(5) The Operating Partnership has the option to defease the note by purchasing Treasury obligations in an amount sufficient to pay the note without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty.

(6) The notes are unsecured and require payments of interest only during their terms. The interest rates on the notes were subject to temporary increase by 50 basis points in the event that a registered offer to exchange the notes for the notes of the Operating Partnership with terms identical in all material respects to the notes is not consummated or a shelf registration statement with respect to the resale of the notes is not declared effective by the Securities and Exchange Commission on or before March 21, 1998. The interest rates on the notes were increased by 50 basis points temporarily (until July 2, 1998), because the exchange offer was not completed by March 21, 1998. The interest rates on the notes were also permanently increased (on July 28, 1998) by 37.5 basis points due to a lower than investment grade rating (as defined in the notes) by specified rating agencies. The indenture requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios and debt service coverage ratios, limitations on the incurrence of additional indebtedness and maintaining the Operating Partnership's Properties.


Combined aggregate principal maturities of notes payable and borrowings under the Credit Facility are as follows:

     Year
     ----
     1999.............................    $  347,302
     2000.............................       661,351
     2001.............................       369,181
     2002.............................       215,655
     2003.............................        72,201
  Thereafter..........................       652,466
                                          ----------
                                          $2,318,156
                                          ==========

CREDIT FACILITY

         On June 30, 1998, the Credit Facility was increased to $850,000 (currently limited to $750,000 of borrowing capacity, subject to increase based upon certain events) to enhance the Operating Partnership's financial flexibility in making new real estate investments. The interest rate on advances under the Credit Facility is the Eurodollar rate plus 137 basis points. The Credit Facility is unsecured and expires in June 2000. In connection with the refinancing of the short-term BankBoston term note, the Operating Partnership used $90,000 of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the Credit Facility. As a result the Operating Partnership's borrowing capacity under the Credit Facility is limited to $660,000. The Credit Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, and a minimum net worth requirement. As of December 31, 1998, the Operating Partnership was in compliance with all covenants. As of December 31, 1998, the interest rate was 6.44%.

7. RENTALS UNDER OPERATING LEASES:

         The Operating Partnership receives rental income from the leasing of Office Property, Retail Property, Hotel Property and Behavioral Healthcare Property space under operating leases. For noncancelable operating leases that were in effect as of December 31, 1998, future minimum rentals (base rents) during the next five years and thereafter (excluding tenant reimbursements of operating expenses for Office and Retail Properties) are as follows:

                                  Office and                         Behavioral
                                    Retail            Hotel          Healthcare         Combined
                                 Properties        Properties        Properties        Properties
                                 ------------      ----------        ----------        ----------
  1999 ..................        $  440,048        $   37,442        $   44,901        $  522,391
  2000 ..................           397,857            40,541            47,146           485,544
  2001 ..................           352,392            41,541            49,504           443,437
  2002 ..................           282,016            42,241            51,979           376,236
  2003 ..................           224,810            42,798            54,578           322,186
  Thereafter ............           692,196           123,451           352,332         1,167,979
                                 ----------        ----------        ----------        ----------
                                 $2,389,319        $  328,014        $  600,440        $3,317,773
                                 ==========        ==========        ==========        ==========

-----------------------
         Generally, the office and retail leases also require that tenants reimburse the Operating Partnership for increases in operating expenses above operating expenses during the base year of the tenants lease. These amounts totaled $78,708, $42,385 and $20,859 for the years ended December 31, 1998, 1997 and 1996, respectively. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences adjusted at year end based upon actual expenses.

         The Operating Partnership recognized percentage lease revenue from the Hotel Properties of approximately $13,848, $9,678 and $4,493 for the years ended December 31, 1998, 1997 and 1996, respectively. (See Note 2, Summary of Significant Accounting Policies, for further discussion of revenue recognition, and Note 3, Segment Reporting, for further discussion of significant tenants.)

8. COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

         The Operating Partnership has eleven Properties located on land that is subject to long-term ground leases which expire between 2001 and 2080. The Operating Partnership also leases parking spaces in a parking garage adjacent to one of its Properties pursuant to a lease expiring in 2021. Lease expense associated with these leases during each of the three years ended December 31, 1998, 1997, and 1996 was $2,482, $1,247 and $681, respectively. Future minimum lease payments due under such leases as of December 31, 1998, are as follows:

                                                           Leases
                                                        Commitments
                                                        ------------
                         1999.......................    $     2,266
                         2000.......................          2,275
                         2001.......................          2,258
                         2002.......................          2,185
                         2003.......................          2,191
                         Thereafter.................        101,203
                                                        ------------
                                                        $   112,378
                                                        ============

CONTINGENCIES

STATION CASINOS, INC.

         The Company was a party to an Agreement and Plan of Merger dated January 16, 1998, as amended, (the "Merger Agreement"), between the Company and Station Casinos, Inc. ("Station"). Pursuant to the Merger Agreement, Station would have merged with and into the Company (the "Merger"). On July 27, 1998, Station canceled its joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger. The Company subsequently notified Station that it was exercising its termination rights under the Merger Agreement based on Station's material breaches of the Merger Agreement. Under the Merger Agreement, the Company has the right to terminate the Merger Agreement if a material breach by the other party is not cured within 10 business days after notice. The Company subsequently notified Station that the Merger Agreement had been terminated in accordance with its terms. Station and the Company are currently involved in litigation relating to the Merger Agreement. Each of Station and the Company are seeking damages from the other and declaratory relief. In addition, the action by Station seeks, among other matters, an order of specific performance requiring the Company to purchase $115,000 of a class of Station's redeemable preferred stock and damages consisting of compensatory damages (which Station states to be in excess of $400,000).

         The Company intends to pursue its claims against Station and to continue to contest Station's claims vigorously. As with any litigation, it is not possible to predict the resolution of the pending actions. The Company believes that the outcome of the pending litigation with Station will not have a material adverse effect on the Company's financial condition or results of operations.

TOWER REALTY TRUST, INC.

         The Company was a party to an Amended and Restated Agreement and Plan of Merger, dated August 11, 1998, (the "Tower Merger Agreement"), among the Company, Tower Realty Trust, Inc. ("Tower"), Reckson Associates Realty Corporation ("Reckson") and Metropolitan Partners, LLC ("Metropolitan"), a newly formed limited liability company owned equally by the Operating Partnership and Reckson (collectively, the "Buying Entities"), pursuant to which Tower would have merged with and into Metropolitan.

         On November 2, 1998, Tower filed suit against the Buying Entities for declaratory and other relief, including damages of not less than $75,000, arising out of the alleged anticipatory repudiation by the Buying Entities of the Tower Merger Agreement. Tower's lawsuit followed meetings in which representatives of the Buying Entities had questioned, among other things, whether Tower could meet certain conditions to closing. The Buying Entities subsequently advised Tower that they had not terminated the Tower Merger Agreement and considered the Tower Merger Agreement to be in full force and effect, subject to its terms and conditions.

         As of December 8, 1998, Tower, Reckson, and Metropolitan entered into a revised agreement and plan of merger (the "Revised Tower Merger Agreement") that superseded the Tower Merger Agreement to which the Company was a party. In connection with the Revised Tower Merger Agreement, the Operating Partnership made a $10,000 capital contribution to Metropolitan in December 1998 and agreed to make an additional $75,000 capital contribution to Metropolitan in exchange for a preferred interest. In addition, the Company and Tower entered into mutual releases in which each released the other from all claims relating to the Tower Merger Agreement. Tower's release of the Company (which includes a release of the Company's affiliates) provides for the dismissal of Tower's suit against the Buying Entities without prejudice, but the release states that it shall become void and unenforceable if all of the conditions to the funding of the $75,000 capital contribution by the Operating Partnership to Metropolitan have been met, but the Operating Partnership fails to fully fund its $75,000 capital contribution to Metropolitan. The Company's release of Tower (which includes a release by the Company's affiliates) states that it shall become void and unenforceable if, but only if, the release from Tower to the Company becomes void and unenforceable.

         The funding by the Operating Partnership of the additional $75,000 capital contribution to Metropolitan and the merger of Tower with Metropolitan are expected to close in the second quarter of 1999.

ENVIRONMENTAL MATTERS

         All of the Properties have been subjected to Phase I environmental assessments, and some properties have been subjected to Phase II soil and ground water sampling as part of the Phase I assessments. Such assessments have not revealed, nor is management aware of any environmental liabilities that management believes would have a material adverse effect on the financial position or results of operations of the Operating Partnership.

9. STOCK AND UNIT BASED COMPENSATION PLANS:

STOCK OPTION PLANS

         The Company has two stock incentive plans, the 1995 Stock Incentive Plan (the "1995 Plan") and the 1994 Stock Incentive Plan (the "1994 Plan"). In June 1996, the shareholders amended the 1995 Plan, which increased the maximum number of options and/or restricted shares that the Company may grant to 2,850,000 shares. The maximum aggregate number of shares available for grant under the 1995 Plan increases automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of common shares and units outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of January 1, 1999, the number of shares the Company may grant under the 1995 Plan is 9,229,680. Under the 1995 Plan, the Company had granted, net of forfeitures, options and restricted shares of 4,680,272 and 23,934, respectively, through December 31, 1998. Due to the approval of the 1995 Plan, additional options and restricted shares will no longer be granted under the 1994 Plan. Under the 1994 Plan, the Company had granted, net of forfeitures, 2,510,800 options and no restricted shares. Under both Plans, options are granted at a price not less than the market value of the shares on the date of grant and expire ten years from the date of grant. The options that have been granted under the 1995 Plan vest over five years, with the exception of 500,000 options that vest over two years. The options that have been granted under the 1994 Plan vest over periods ranging from one to five years.

         A summary of the status of the Company's 1994 and 1995 Plans as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table below:

                               STOCK OPTION PLANS

                                                      1998                    1997                   1996
                                             ---------------------   ---------------------   ---------------------
                                             Options to               Options to             Options to
                                              Acquire    Wtd. Avg.     Acquire   Wtd. Avg.     Acquire   Wtd. Avg.
                                               Shares     Exercise      Shares    Exercise     Shares     Exercise
                                               (000)       Price        (000)      Price        (000)       Price
                                             ----------  ---------    ---------- ---------   ----------  ---------
Outstanding as of January 1,                    4,943    $    16        4,681      $ 15         3,050    $   13
Granted                                         2,728         32          485        28         1,760        18
Exercised                                         (52)        18         (134)       14           (39)       13
Forfeited                                        (652)        29          (89)       21           (90)       16
Expired                                            --         --           --        --            --        --
                                             --------    -------       ------    ------       -------    ------
Outstanding/Wtd. Avg. as of December 31,        6,967    $    21        4,943      $ 16         4,681    $   15
                                             --------    -------       ------    ------       -------    ------
Exercisable/Wtd. Avg. as of December 31,        3,727    $    15        3,285      $ 14         2,258    $   13

         The following table summarizes information about the options outstanding and exercisable at December 31, 1998:

                                  Options Outstanding                        Options Exercisable
                  -------------------------------------------------     ---------------------------
                     Number                                                 Number
                  Outstanding at   Wtd. Avg. Years        Wtd. Avg.     Exercisable at    Wtd. Avg.
   Range of          12/31/98          Remaining           Exercise        12/31/98        Exercise
Exercise Prices      (000)         Before Expiration        Price           (000)           Price
----------------  --------------   -----------------      ---------     --------------    ---------
   $11 to 18          3,736             5.8 years          $  14           3,297           $  13
   $19 to 27            919             8.5                   23             259              23
   $28 to 39          2,312             9.3                   32             171              32
                  ---------        --------------         ------        --------          ------
   $11 to 39          6,967             7.3 years          $  21           3,727           $  15
                  =========        ==============         ======        ========          ======

UNIT PLANS

         The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan (the "1995 Unit Plan") and the 1996 Unit Incentive Plan (the "1996 Unit Plan"). The 1995 Unit Plan is designed to reward persons who are not trust managers, officers or 10% shareholders of the Company. An aggregate of 100,000 common shares are reserved for issuance upon the exchange of 50,000 units available for issuance to employees and advisors under the 1995 Unit Plan. As of December 31, 1998, an aggregate of 7,012 units had been distributed under the 1995 Unit Plan. The 1995 Unit Plan does not provide for the grant of options. The 1996 Unit Plan provides for the grant of options to acquire up to 2,000,000 units, all of which were granted to the Chief Executive Officer and Vice Chairman of the Board of the Company in July 1996. The unit options granted under the 1996 Unit Plan were priced at fair market value on the date of grant, vest over seven years, and expire ten years from the date of grant. Pursuant to the terms of the unit options granted under the 1996 Unit Plan, because the fair market value of the Company's common shares equaled or exceeded $25 for each of ten consecutive trading days, the vesting of an aggregate of 500,000 units was accelerated and such units became immediately exercisable in 1996. Under the 1996 Unit Plan, each unit that may be purchased is exchangeable, as a result of shareholder approval in June 1997, for two common shares.

         A summary of the status of the Company's 1996 Unit Plan as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares):

                         1996 UNIT INCENTIVE OPTION PLAN

                                                        1998                         1997                       1996
                                             -------------------------     -----------------------    ----------------------
                                                Shares                       Shares                     Shares
                                             Underlying                    Underlying                 Underlying
                                                Unit         Wtd. Avg.        Unit       Wtd. Avg.       Unit      Wtd. Avg.
                                               Options        Exercise      Options       Exercise      Options     Exercise
                                                (000)          Price          (000)       Price          (000)       Price
                                             ----------      ---------     ----------    ---------    ----------   ---------
Outstanding as of January 1                    4,000          $  18          4,000          $  18          --        $  18
Granted                                           --             --             --             --       4,000           --
Exercised                                         --             --             --             --          --           --
Forfeited                                         --             --             --             --          --           --
Expired                                           --             --             --             --          --           --
                                               -----          -----          -----          -----       -----        -----
Outstanding/Wtd. Avg. as of December 31        4,000          $  18          4,000          $  18       4,000        $  18
                                               -----          -----          -----          -----       -----        -----
Exercisable/Wtd. Avg. as of December 31        1,857          $  18          1,429          $  18       1,000        $  18


STOCK OPTION AND UNIT PLANS

         The Operating Partnership applies APB No. 25 in accounting for options granted pursuant to the 1995 Plan, 1994 Plan and 1996 Unit Plan (collectively, the "Plans"). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans, consistent with SFAS No. 123, the Operating Partnership's net income and earnings per unit would have been reduced to the following pro forma amounts:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                         1998                         1997                             1996
                              --------------------------    ---------------------------    ---------------------------
                              As reported     Pro forma     As reported      Pro forma     As reported      Pro forma
                              -----------    -----------    -----------     -----------    -----------     -----------
Net income                    $   166,695    $   161,226    $   133,590     $   130,691    $    44,870     $    38,809

Basic earnings per
unit of partnership
interest                      $      2.52    $      2.43    $      2.50     $      2.45    $      1.39     $      1.20

Diluted earnings per
unit of partnership
interest                      $      2.42    $      2.34    $      2.41     $      2.36    $      1.36     $      1.18


         Because SFAS No. 123 was not required to be applied to options granted prior to January 1, 1995, the resulting program compensation cost may not be representative of what is to be expected in future years.

         At December 31, 1998, 1997 and 1996, the weighted average fair value of options granted was $5.01, $6.52 and $4.59, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: risk free interest rates of 7.0%, 6.7% and 6.8%; expected dividend yields of 7.0%, 4.0% and 6.2%; expected lives of 10 years and expected volatility of 26.13%, 19.3% and 17.0%.

10. PARTNERS' CAPITAL:

         In connection with its issuances of securities, the Company contributes the net proceeds of these issuances to the Operating Partnership for its use in exchange for an increase in its limited partner interest in the Operating Partnership.

Preferred Share Offerings

         On February 19, 1998, the Company completed an offering (the "February 1998 Preferred Offering") of 8,000,000 shares of 6 3/4% Series A convertible cumulative preferred shares (the "Series A Preferred Shares") with a liquidation preference of $25 per share. Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of 0.6119 common share per Series A Preferred Share based on the original offering price), subject to adjustment in certain circumstances. In connection with the February 1998 Preferred Offering, the Operating Partnership created a comparable class of preferred units (the "Class A Units") which are owned by the Company. Net proceeds contributed to the Operating Partnership from the February 1998 Preferred Offering after underwriting discounts of $8,000 and other offering costs of $750 were approximately $191,250 resulting in a corresponding increase in the Company's limited partner interest in the Operating Partnership. The net proceeds from the February 1998 Preferred Offering were used by the Operating Partnership to repay borrowings under the Credit Facility. Dividends on the Series A Preferred Shares and Class A Units are cumulative from the date of original issuance and are payable quarterly in arrears commencing on May 15, 1998. The dividend represents an annualized dividend of $1.69 per share and Class A Unit, or $.42 per share and Class A Unit per quarter.

         On June 30, 1998, the Company completed an offering (the "June 1998 Preferred Offering") of 6,948,734 Series B convertible preferred shares (the "Series B Preferred Shares") at $32.38 per share to The Prudential Insurance Company of America and certain of its affiliates for aggregate total offering proceeds of approximately $225,000. In connection with the June 1998 Preferred Offering, the Operating Partnership created a comparable class of preferred units (the "Class B Units") which are owned by the Company. The proceeds, net of professional fees, contributed to the Operating Partnership from the offering were approximately $224,750 resulting in a corresponding increase in the Company's limited partner interest in the Operating Partnership. The proceeds, net of professional fees, from the June 1998 Preferred Offering were used by the Operating Partnership to repay approximately $170,000 of short-term indebtedness and to make an indirect investment of approximately $55,900 in five additional Refrigerated Storage Properties. Based on the underwriting fees the Company has typically paid in connection with underwritten public offerings, management estimates that if the shares had been sold in an underwritten public offering, the Company would have incurred approximately $12,000 in underwriting fees and offering costs. In that case, the Company would have been required to sell approximately 372,000 additional shares (based on the $32.38 per share price on the date of the offering) to raise the same amount of net proceeds. On October 7, 1998, the Series B Preferred Shares became convertible at any time, at the option of the holder. On November 30, 1998, upon the election of the holder, the Series B Preferred Shares were converted into 8,400,582 of the Company's common shares at a conversion rate which was calculated by comparing the investment return produced by the common shares of the Company and an investment return of a portfolio of equity REITs as computed by NAREIT. The Class B Units were simultaneously converted into an additional limited partner interest held by the Company. (See Note 14, Subsequent Events)

COMMON SHARE OFFERING

         On April 23, 1998, the Company completed an offering of 1,365,138 common shares at $32.27 per share (the "April 1998 Unit Investment Trust Offering") to Merrill Lynch & Co. Net proceeds to the Company contributed to the Operating Partnership from the April 1998 Unit Investment Trust Offering were approximately $43,959 resulting in a corresponding increase in the Company's limited partner interest in the Operating Partnership. The net proceeds were used to reduce borrowings outstanding under the Credit Facility.

FORWARD SHARE PURCHASE AGREEMENT

         On August 12, 1997, the Company entered into two transactions with UBS. In one transaction, the Company sold 4,700,000 common shares to UBS for approximately $148,000 and the Operating Partnership received approximately $145,000 in net proceeds. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Share Purchase Agreement") with UBS. On August 11, 1998, the Operating Partnership paid a fee of approximately $3,000 to UBS in connection with the exercise by the Company and UBS of the right to extend the term of the Forward Share Purchase Agreement until August 12, 1999.

         Under the Forward Share Purchase Agreement, the Company is committed to settle its obligations under the agreement by purchasing 4,700,000 common shares from UBS by August 12, 1999. The price to be paid by the

Company for the 4,700,000 common shares (the "Settlement Price") will be determined on the date the Company settles the Forward Share Purchase Agreement and will be calculated based on the gross proceeds the Company received from the original issuance of common shares to UBS, plus a forward accretion component equal to 90-day LIBOR plus 75 basis points, minus an adjustment for the Company's distributions paid to UBS. The forward accretion component represents a guaranteed rate of return to UBS.

         The Company may fulfill its settlement obligations under the Forward Share Purchase Agreement in cash or common shares, at its option, at any time on or before August 12, 1999. In the event that the Company elects to fulfill its settlement obligations in common shares, UBS will sell, on behalf of the Company, a sufficient number of common shares to realize the Settlement Price. If, as a result of an increase in the market price of the common shares, the number of common shares required to be sold to achieve the Settlement Price is less than the number of common shares previously issued to UBS, UBS will deliver common shares to the Company. In contrast, if, as a result of a decrease in the market price of the common shares, such number of common shares is greater than the number of common shares previously issued to UBS, the Company will deliver additional common shares to UBS. If the Company issues additional common shares, the Company will receive an additional limited partner interest. If UBS delivers common shares to the Company, the Operating Partnership will repurchase a portion of the Company's limited partner interest.

         On a quarterly basis, if the number of common shares previously delivered to UBS is not sufficient to permit UBS to realize the Settlement Price through the sale of such common shares, the Company is obligated to deliver additional common shares to UBS. On November 20, 1998, the Company issued 1,852,162 additional common shares to UBS under the Forward Share Purchase Agreement as a result of the decline in the market price of the Company's common shares.

         The Company included in the calculation of diluted earnings per share for the year ended December 31, 1998, approximately 395,489 common shares. The Company calculated this number of common shares using the Company's average share price for the year. According to the terms of the Forward Share Purchase Agreement, had the Forward Share Purchase Agreement been settled and the closing share price of $23 on December 31, 1998 been used, the Company would have had a contingent liability to issue approximately 249,555 shares and the Company would have received an additional limited partner interest in the Operating Partnership. In that event, the Company's net income -diluted per common share would have remained unchanged at $1.21 for the year ended December 31, 1998, and the net book value per common share outstanding at December 31, 1998 would have remained unchanged at $17.81. Correspondingly, the Operating Partnership's net income per unit and net book value per unit would have remained unchanged at $2.42 and $34.17, respectively. (See Note 14, Subsequent Events, for a description of cash collateral posted on February 18, 1999.)

         To the extent that the Company is obligated, as a result of a further decline in the market price of the common shares, to issue additional common shares in the future under the terms of the Forward Share Purchase Agreement, the issuance will result in a reduction of the Company's net income per common share and net book value per common share. In connection with the issuance of additional common shares, the Company will receive an additional limited partner interest, which will result in a reduction of the Operating Partnership's net income per unit and net book value per unit.

EQUITY SWAP AGREEMENT

         On December 12, 1997, the Company entered into two transactions with Merrill Lynch. In one transaction, pursuant to which the Company obtained additional equity capital through the issuance of common shares, the Company sold 5,375,000 common shares at $38.125 per share to Merrill Lynch for $204,900 ($199,900 in net proceeds) (the "Merrill Lynch Offering"). The net proceeds contributed to the Operating Partnership from the Merrill Lynch Offering were used to repay borrowings under the Credit Facility. In the other transaction, the Company entered into an equity swap agreement (the "Swap Agreement") with Merrill Lynch relating to 5,375,000 common shares (the "Settlement Shares"), pursuant to which Merrill Lynch would sell, as directed by the Company on or before December 12, 1998, a sufficient number of common shares to achieve net sales proceeds equal to the market value of the Settlement Shares on December 12, 1997, plus a forward accretion component, minus an adjustment for the Company's distribution rate.

         On February 20, 1998, and June 25, 1998, the Company issued 525,000 common shares and 759,254 common shares, respectively, to Merrill Lynch, pursuant to the terms of the Swap Agreement, as a result of the decline in market price of the common shares from December 12, 1997 through February 12, 1998 and June 12, 1998, respectively. The issuance of these common shares did not have a material impact on the Company's net income per common share or net book value per common share or the Operating Partnership's net income per unit or net book value per unit.

         Effective September 30, 1998, the Company terminated the Swap Agreement with Merrill Lynch. As of that date, the Company repurchased the 6,659,254 common shares that Merrill Lynch held and terminated the additional contingent share obligation provided for under the Swap Agreement in exchange for the Operating Partnership's issuance of a $209,299 promissory note (the "Merrill Lynch Note") due December 14, 1998. In connection with this transaction, the Operating Partnership repurchased a portion of the limited partner interest held by the Company in the Operating Partnership for $209,299. The Merrill Lynch Note, which provided for interest at the rate of 75 basis points above 30-day LIBOR, is secured by a first mortgage lien on the Houston Center mixed-use Property complex. On December 14, 1998, the Operating Partnership and Merrill Lynch modified the Merrill Lynch Note. In connection with the modification, (i) the Operating Partnership made a payment of $25,000 of principal, (ii) the term of the Merrill Lynch Note was extended to September 14, 1999, and (iii) the interest rate was increased to an initial rate of 200 basis points above 30-day LIBOR. In connection with this extension, the Operating Partnership paid an extension fee of $1,800.

DISTRIBUTIONS

Units and Common Shares

         The distribution to partners paid for the year ended December 31, 1997, was $140,801.

         The distribution to partners paid for the year ended December 31, 1998, was $220,618.

         Following is the income tax status of dividends paid by the Company on common shares and distributions paid by the Operating Partnership on equivalent units during the years ended December 31, 1998 and 1997 to common shareholders and unitholders:

                                            1998             1997
                                            -----            -----
                  Ordinary income           58.8%            74.3%
                  Capital gain               5.6%              --
                  Return of capital         35.6%            25.7%

Preferred Units and Preferred Shares

         There were no preferred units or preferred shares outstanding during the year ended December 31, 1997.

         For the year ended December 31, 1998, the Operating Partnership paid cash distributions of $11,700 to the Company as the sole holder of Series A preferred units.

         Following is the income tax status of dividends paid by the Company and distributions paid by the Operating Partnership during the years ended December 31, 1998 and 1997 to preferred shareholders and unitholders:

                                            1998              1997
                                            -----             ----
                  Ordinary income           94.4%               --
                  Capital gain               5.6%               --

11. MINORITY INTEREST:

         Minority interest represents joint venture interests held by third parties. Due to the March 26, 1997 two-for-one common share split (effected in the form of a 100% share dividend), the exchange factor has been adjusted in accordance with the Operating Partnership's limited partnership agreement, and each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating

Partnership increases. During 1998 and 1997, 143,396 and 66,706 units, respectively, were exchanged for common shares of the Company.

12. Formation and Capitalization of COI

         In April 1997, the Company established a new Delaware corporation, COI. All of the outstanding common stock of COI, valued at $.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

         COI was formed to become a lessee and operator of various assets to be acquired by the Operating Partnership and to perform the Intercompany Agreement between COI and the Operating Partnership, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. As a result of the formation of COI and the execution of the Intercompany Agreement, persons who own equity interests in both the Operating Partnership and COI have the opportunity to participate in the benefits of both the real estate investments of the Operating Partnership (including ownership of real estate assets) and the lease of certain of such assets and the ownership of other non-real estate assets by COI. The certificate of incorporation, as amended and restated, of COI generally prohibits COI, for so long as the Intercompany Agreement remains in effect, from engaging in activities or making investments that a REIT could make, unless the Operating Partnership was first given the opportunity, but elected not to pursue such activities or investments.

         In connection with the formation and capitalization of COI, the Operating Partnership provided to COI approximately $50,000 in the form of cash contributions and loans to be used by COI to acquire certain assets. The Operating Partnership also made available to COI a line of credit to be used by COI to fulfill certain ongoing obligations associated with these assets. As of December 31, 1998, COI had $27,752 and $34,534 outstanding under the line of credit and term loans, respectively, with the Operating Partnership.

13. ACQUISITIONS AND INVESTMENTS:

OFFICE AND HOTEL PROPERTIES

         During 1998, the Operating Partnership acquired the following Office and Hotel Properties from unrelated third parties (certain of the Properties are owned in fee simple or pursuant to a lessee's interest under a ground lease). The Operating Partnership funded these acquisitions through borrowings under the Credit Facility and borrowings under short-term notes with BankBoston.

                                                                                                                        Office
                                                                                                                       Property
                                                                                                                          Net
                                                               Operating                                               Rentable
                                                              Partnership's                   Hotel                     Area
    Property Name        Acq. Date       City, State            Ownership %   Acq. Price      Rooms     Apartments   (In Sq. Ft.)
    -------------        ---------       -----------          -------------   ----------      -----     ----------   ------------
Austin Centre/Omni
 Austin Hotel             1/23/98        Austin, TX                100        $  96,400        314         61          344,000
Post Oak Central          2/13/98        Houston, TX               100        $ 155,250        N/A        N/A        1,278,000
Washington Harbour        2/25/98        Washington, D.C.          100        $ 161,000        N/A        N/A          536,000
Datran Center             5/01/98        Miami, FL                 100        $  70,550        N/A        N/A          472,000
BP Plaza                  6/30/98        Houston, TX               100        $  79,100        N/A        N/A          561,000


REFRIGERATED STORAGE PROPERTIES

         In April 1998, two of the Refrigerated Storage Corporations refinanced $607,000 of secured and unsecured debt with a weighted average rate of approximately 12%, with a $550,000 non-recourse, ten-year loan with an interest rate of 6.89%, secured by 58 Refrigerated Storage Properties.

         On June 1, 1998, the Crescent Subsidiaries and Vornado formed the third Refrigerated Storage Partnership which acquired, through newly formed Refrigerated Storage Corporations, nine Refrigerated Storage Properties and the associated operations from Freezer Services, Inc. for approximately $134,000. On July 1, 1998, the third Refrigerated Storage Partnership acquired, through newly formed Refrigerated Storage Corporations, five Refrigerated Storage Properties and the associated operations from Carmar Group, Inc. for approximately $163,000. The Operating Partnership's cash investments in connection with these acquisitions were approximately $36,700 and $55,900, respectively. These additional 14 Refrigerated Storage Properties contain approximately 90 million cubic feet (4.1 million square feet) of refrigerated storage space. For a description of the Operating Partnership's restructuring of this investment, see
Note 14, Subsequent Events.

PENDING INVESTMENT

         On December 8, 1998, Tower, Reckson and Metropolitan entered into a revised agreement and plan of merger that superseded the Tower Merger Agreement to which the Company was a party, under which Metropolitan has agreed to acquire Tower for a combination of cash and Reckson exchangeable Class B common shares. The Operating Partnership's investment in Metropolitan will be an $85,000 preferred member interest in Metropolitan. The investment will have a cash flow preference of 7.5% for a two-year period and may be redeemed by Metropolitan within the two-year period for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Operating Partnership. If Metropolitan does not redeem the preferred interest upon expiration of the two-year period, the Operating Partnership may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price of $24.61.

         In connection with the Revised Tower Merger Agreement, the Operating Partnership contributed $10,000 of the $85,000 required capital contribution to Metropolitan in December 1998 and agreed to make the additional $75,000 capital contribution to Metropolitan when all of the conditions to the funding have been met, which is expected to occur in the second quarter of 1999.

PRO FORMA OPERATING RESULTS

       The pro forma financial information for the years ended December 31, 1998 and 1997 assumes completion, in each case as of January 1, 1997, of (i) the common share offerings in 1997 pursuant to which an aggregate of 39,350,000 common shares were issued and an aggregate of $1,107,022 in net proceeds received; (ii) the issuance in 1997 of the 2002 Notes and the 2007 Notes (an aggregate of $400,000) resulting in net proceeds of $394,800; (iii) the 1997 acquisitions of Office, Hotel, Retail, Residential Developments and Refrigerated Storage Properties, and investment in CBHS, the 1998 acquisitions and 1999 pending investment; (iv) the February 1998 Preferred Offering (described in Note
10); (v) the April 1998 Unit Investment Trust Offering (described in Note 10);
(vi) the June 1998 Preferred Offering (described in Note 10); and (vii) the September 1998 termination of the Swap Agreement with Merrill Lynch.

                                                               For the year ended December 31,
                                                               -------------------------------
                                                                    1998            1997
                                                                    ----            ----
                                                                 (unaudited)     (unaudited)
Total revenue ............................................        $711,211        $638,373

Operating income .........................................         128,404         110,877

Income before minority interest ..........................         176,943         156,296


Net income available to partners .........................         153,101         132,519


Basic Earnings Per Unit of Partnership
Interest:
    Net income ...........................................        $   2.23        $   1.93


Diluted Earnings Per Unit of
Partnership's Interest:
  Net income .............................................        $   2.17        $   1.87

         The pro forma operating results combine the Operating Partnership's consolidated historical statement of operations for the years ended December 31, 1998 and 1997 with the following adjustments:

         o Adjustment to rental income and operating expenses for the 1997 and 1998 acquired Office Properties;

         o Adjustment to rental income for the 1997 and 1998 acquired Hotel Properties and 1998 acquired golf course to reflect the lease payment (base rent and percentage rent if applicable) from the hotel and golf course lessee to the Operating Partnership as calculated by applying the rent provisions (as defined in the lease agreements) to the historical revenues of the Hotel Properties and the golf course Property.

         o Adjustment to rental income for the 1997 acquired Behavioral Healthcare Properties to reflect the lease payment from CBHS to the Operating Partnership by applying the base rent provisions as set forth in the lease agreement;

         o Adjustment to equity in net income for The Woodlands, Desert Mountain and Refrigerated Storage transactions that occurred in 1997;

         o Adjustment to equity in net income of unconsolidated companies for the 1998 acquired Refrigerated Storage Properties;

         o Adjustment to interest income for the notes acquired in connection with the 1997 acquisition of substantially all of the assets of Carter-Crowley Properties, Inc. and the 1997 loans to COI and Desert Mountain Properties Limited Partnership (in which one of the Residential Development Corporations holds the majority economic interest);

         o Adjustment to increase interest income for the September 1998 term loan to COI;

         o Adjustment to increase interest expense as a result of interest costs for long and short-term financing for investments;

         o Adjustment to depreciation based on acquisition prices associated with the 1997 and 1998 acquired Office and Hotel Properties, 1998 acquired golf course and 1997 acquired Behavioral Healthcare Properties;

         o Adjustment to reflect prorated preferred dividends in connection with the February 1998 Preferred Offering; and

         o Adjustment to reflect minority partners' weighted average interest in the net income of the Operating Partnership less joint venture minority interests assuming completion of share and unit issuances as of January 1, 1997.

         These pro forma amounts are not necessarily indicative of what the actual financial position of the Operating Partnership would have been assuming the above investments had been consummated as of the beginning of the period, nor do they purport to represent the future financial position of the Operating Partnership.

14. SUBSEQUENT EVENTS

         On February 18, 1999, the Company delivered cash collateral of $14,700 in lieu of the Company's issuance of additional common shares, as permitted under the Forward Share Purchase Agreement, as a result of a decline in the market price of the common shares. The Company may issue additional common shares in substitution for the cash collateral at any time in the future.

         Effective March 12, 1999, the Company, Vornado, the Refrigerated Storage Partnerships, the Refrigerated Storage Corporations (including all affiliated entities that owned any portion of the business operations of the Refrigerated Storage Properties at that time) and COI restructured their investment in the Refrigerated Storage Properties (the "Restructuring"). In the Restructuring, the Refrigerated Storage Corporations (including all affiliated entities that owned any portion of the business operations of the Refrigerated Storage Properties) sold their ownership of the business operations to a newly formed partnership (the "Refrigerated Storage Operating Partnership") owned 60% by Vornado Operating L.P. and 40% by a newly formed subsidiary of COI, in consideration of the payment of $48,700 by the Refrigerated Storage Operating Partnership. The Refrigerated Storage Operating Partnership, as lessee, entered into triple-net master leases of the Refrigerated Storage Properties with certain of the Refrigerated Storage Corporations. Each of the Refrigerated Storage Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. The leases provide for an aggregate annual base rental rate of $123,000 for the first through fifth lease years, $126,000 for the sixth through 10th lease years and $130,500 for the 11th through 15th lease years, plus percentage rent based on the gross revenues received from customers at the Refrigerated Storage Properties above a specified amount.

         As a result of the Restructuring, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly own an interest in the real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by the Refrigerated Storage Operating Partnership, in which the Operating Partnership has no interest.

         In addition, in connection with the Restructuring and also effective in March 1999, the Operating Partnership purchased from COI an additional 4% nonvoting interest in each of the Crescent Subsidiaries for an aggregate purchase price of $13,200. As a result, the Operating Partnership holds an indirect 39.6% interest in the Refrigerated Storage Partnerships and COI holds an indirect 0.4% interest in the Refrigerated Storage Partnerships. The Operating Partnership also granted COI an option to require the Operating Partnership to purchase COI's remaining 1% interest in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Operating Partnership, adversely affect the status of the Company as a REIT, for an aggregate price, payable by the Operating Partnership, of approximately $3,300.

         In connection with these transactions, the Operating Partnership made a new line of credit in the principal amount of $19,500 available to COI at an interest rate of 9% per annum.

         On March 17, 1999, the Company agreed to issue an additional 12,356 common shares to the former holder of the Series B Preferred Shares in settlement of a dispute regarding the calculation of the conversion rate used in the conversion, on November 30, 1998, of the Series B Preferred Shares into the Company's common shares. In connection with the issuance of these additional common shares, the Company will receive an additional limited partner interest.

15. QUARTERLY FINANCIAL INFORMATION (unaudited):

                                                                                         1998
                                                         -----------------------------------------------------------------
                                                         March 31,           June 30,       September 30,     December 31,
                                                         ----------         ---------       -------------     ------------
Revenues .........................................        $ 161,149         $ 169,104         $ 179,793         $ 188,297
Income before minority interests and
   extraordinary item ............................           47,154            48,278            32,795            54,983
Minority interests ...............................             (400)             (406)             (199)             (494)
Net income applicable to partners - basic ........           45,179            44,497            29,221            47,798
Net income applicable to partners - diluted ......           45,179            44,497            29,221            51,114

Per unit data:
   Basic earnings per unit .......................              .69               .67               .44               .72

   Diluted earnings per unit .....................              .67               .64               .42               .69

                                                                                         1997
                                                         -----------------------------------------------------------------
                                                         March 31,           June 30,       September 30,     December 31,
                                                         ----------         ---------       -------------     ------------

Revenues .........................................        $  84,074         $  99,129         $ 120,057         $ 147,257
Income before minority interests and
   extraordinary item ............................           20,245            29,186            34,835            50,758

Minority interests ...............................             (416)             (386)             (390)             (242)
Net income .......................................           19,829            28,800            34,445            50,516

Per unit data:
   Basic earnings per unit .......................              .48               .56               .61               .85
   Diluted earnings per unit .....................              .45               .54               .59               .83

                                  SCHEDULE III
                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
        CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (dollars in thousands)


                                                                                           COSTS
                                                                                        CAPITALIZED       GROSS AMOUNT AT WHICH
                                                                                       SUBSEQUENT TO           CARRIED AT
                                                            INITIAL COSTS               ACQUISITION          CLOSE OF PERIOD
                                                     ------------------------------  ----------------  ----------------------------
                                                                                     LAND, BUILDINGS,                   BUILDINGS,
                                                                                      IMPROVEMENTS,                    IMPROVEMENTS,
                                                                                        FURNITURE,                      FURNITURE,
                                                                      BUILDINGS AND    FIXTURES AND                    FIXTURES AND
      DESCRIPTION                                       LAND          IMPROVEMENTS      EQUIPMENT         LAND           EQUIPMENT
---------------------------------------              -----------      -------------   ---------------  ------------    ------------

The Crescent , Dallas, TX                             $      6,723    $    153,383    $     75,284    $      6,723    $    228,667
Continental Plaza, Fort Worth, TX                            1,375          66,649          34,912           1,375         101,561
The Citadel, Denver, CO                                      1,803          17,259           3,905           1,803          21,164
MacArthur Center I & II, Irving, TX                            704          17,247           2,633             880          19,704
Las Colinas Plaza, Irving, TX                                2,576           7,125           1,626           2,582           8,745
Caltex House, Irving, TX                                     2,200          48,744           1,550           2,200          50,294
Liberty Plaza I & II, Dallas, TX                             1,650          15,956             164           1,650          16,120
Regency Plaza One, Denver, CO                                  950          31,797           1,607             950          33,404
Waterside Commons, Irving, TX                                3,650          20,135           1,986           3,650          22,121
The Avallon, Austin, TX                                        475          11,207              53             475          11,260
Two Renaissance Square, Phoenix, AZ                             --          54,412           5,599              --          60,011
Stanford Corporate Centre, Dallas, TX                           --          16,493           1,123              --          17,616
Hyatt Regency Beaver Creek, Avon, CO                        10,882          40,789           9,378          10,882          50,167
The Aberdeen, Dallas, TX                                       850          25,895             304             850          26,199
Barton Oaks Plaza One, Austin, TX                              900           8,207           1,261             900           9,468
12404 Park Central, Dallas, TX                               1,604          14,504           1,737           1,604          16,241
MCI Tower, Denver, CO                                           --          56,593             689              --          57,282
Denver Marriott City Center, Denver, CO                         --          50,364           2,261              --          52,625
The Woodlands Office Properties, Houston, TX                12,007          35,865           2,645          12,153          38,364
Spectrum Center, Dallas, TX                                  2,000          41,096           6,046           2,000          47,142
Ptarmigan Place, Denver, CO                                  3,145          28,815           4,110           3,145          32,925
6225 North 24th Street, Phoenix, AZ                            719           6,566           2,539             719           9,105
Briargate Office and Research
    Center, Colorado Springs, CO                             2,000          18,044             638           2,000          18,682
Albuquerque Plaza, Albuquerque, NM                              --          36,667           1,708              --          38,375
Hyatt Regency Albuquerque, Albuquerque, NM                      --          32,241           2,604              --          34,845
3333 Lee Parkway, Dallas, TX                                 1,450          13,177           3,165           1,468          16,324
301 Congress Avenue, Austin, TX                              2,000          41,735           5,209           2,000          46,944
Central Park Plaza, Omaha, NE                                2,514          23,236             106           2,514          23,342
Canyon Ranch, Tucson, AZ                                    14,500          43,038           4,077          18,390          43,225
The Woodlands Office Properties, Houston, TX                 2,393           8,523              --           2,393           8,523



                                                                                                                      LIFE ON WHICH
                                                                                                                    DEPRECIATION IN
                                                                                                                     LATEST INCOME
                                                                      ACCUMULATED        DATE OF       ACQUISITION    STATEMENT IS
           DESCRIPTION                                 TOTAL         DEPRECIATION     CONSTRUCTION         DATE         COMPUTED
-------------------------------------------         ------------    --------------    -------------     -----------   -------------

The Crescent , Dallas, TX                           $    235,390    $   (141,057)            1985              --           (1)
Continental Plaza, Fort Worth, TX                        102,936         (35,296)            1982            1990           (1)
The Citadel, Denver, CO                                   22,967         (13,133)            1987            1987           (1)
MacArthur Center I & II, Irving, TX                       20,584          (5,456)       1982/1986            1993           (1)
Las Colinas Plaza, Irving, TX                             11,327          (3,356)            1989            1989           (1)
Caltex House, Irving, TX                                  52,494          (6,099)            1982            1994           (1)
Liberty Plaza I & II, Dallas, TX                          17,770          (1,843)       1981/1986            1994           (1)
Regency Plaza One, Denver, CO                             34,354          (3,784)            1985            1994           (1)
Waterside Commons, Irving, TX                             25,771          (2,990)            1986            1994           (1)
The Avallon, Austin, TX                                   11,735          (1,177)            1986            1994           (1)
Two Renaissance Square, Phoenix, AZ                       60,011          (7,338)            1990            1994           (1)
Stanford Corporate Centre, Dallas, TX                     17,616          (2,343)            1985            1995           (1)
Hyatt Regency Beaver Creek, Avon, CO                      61,049          (4,310)            1989            1995           (1)
The Aberdeen, Dallas, TX                                  27,049          (3,201)            1986            1995           (1)
Barton Oaks Plaza One, Austin, TX                         10,368          (1,135)            1986            1995           (1)
12404 Park Central, Dallas, TX                            17,845          (1,475)            1987            1995           (1)
MCI Tower, Denver, CO                                     57,282          (4,976)            1982            1995           (1)
Denver Marriott City Center, Denver, CO                   52,625          (5,881)            1982            1995           (1)
The Woodlands Office Properties, Houston, TX              50,517          (7,420)       1980-1993            1995           (1)
Spectrum Center, Dallas, TX                               49,142          (4,678)            1983            1995           (1)
Ptarmigan Place, Denver, CO                               36,070          (2,674)            1984            1995           (1)
6225 North 24th Street, Phoenix, AZ                        9,824            (867)            1981            1995           (1)
Briargate Office and Research
    Center, Colorado Springs, CO                          20,682          (1,521)            1988            1995           (1)
Albuquerque Plaza, Albuquerque, NM                        38,375          (2,931)            1990            1995           (1)
Hyatt Regency Albuquerque, Albuquerque, NM                34,845          (3,332)            1990            1995           (1)
3333 Lee Parkway, Dallas, TX                              17,792          (1,137)            1983            1996           (1)
301 Congress Avenue, Austin, TX                           48,944          (3,337)            1986            1996           (1)
Central Park Plaza, Omaha, NE                             25,856          (1,869)            1982            1996           (1)
Canyon Ranch, Tucson, AZ                                  61,615          (2,591)            1980            1996           (1)
The Woodlands Office Properties, Houston, TX              10,916            (588)       1995-1996            1996           (1)


                                                                                  COSTS
                                                                               CAPITALIZED         GROSS AMOUNT AT WHICH
                                                                               SUBSEQUENT TO             CARRIED AT
                                                         INITIAL COSTS           ACQUISITION          CLOSE OF PERIOD
                                                    ------------------------   ---------------     ------------------------
                                                                               LAND, BUILDINGS,                BUILDINGS,
                                                                               IMPROVEMENTS,                  IMPROVEMENTS,
                                                                                 FURNITURE,                    FURNITURE,
                                                              BUILDINGS AND     FIXTURES AND                  FIXTURES AND
                  DESCRIPTION                        LAND      IMPROVEMENTS       EQUIPMENT         LAND        EQUIPMENT
-------------------------------------------------   ------    --------------    --------------     ------    --------------

Three Westlake Park, Houston, TX                     2,920            26,512               563      2,920            27,075
1615 Poydras, New Orleans, LA                           --            37,087             1,752      1,104            37,735
Greenway Plaza, Houston, TX                         27,204           184,765            46,550     27,204           231,315
Chancellor Park, San Diego, CA                       8,028            23,430            (5,991)     2,328            23,139
The Woodlands Retail Properties, Houston, TX        11,340            18,948               606     11,340            19,554
Sonoma Mission Inn & Spa, Sonoma, CA                10,000            44,922            12,421     10,000            57,343
Canyon Ranch, Lenox, MA                              4,200            25,218             7,017      4,200            32,235
160 Spear Street, San Francisco, CA                     --            35,656             2,368         --            38,024
Greenway I & IA, Richardson, TX                      1,701            15,312                98      1,701            15,410
Bank One Tower, Austin, TX                           3,879            35,431             1,388      3,879            36,819
Frost Bank Plaza, Austin, TX                            --            36,019             2,763         --            38,782
Greenway II, Richardson, TX                          1,823            16,421                33      1,823            16,454
55 Madison, Denver, CO                               1,451            13,253               276      1,451            13,529
44 Cook, Denver, CO                                  1,451            13,253               354      1,451            13,607
AT&T Building, Denver, CO                            1,366            12,471             1,620      1,366            14,091
Trammell Crow Center, Dallas, TX                    25,029           137,320             5,293     25,029           142,613
The Addison                                          1,990            17,998               583      1,990            18,581
Addison Tower                                          830             7,701               193        830             7,894
Amberton Tower                                       1,050             9,634               538      1,050            10,172
Cedar Springs Plaza                                    700             6,549               488        700             7,037
Concourse Office Park                                  800             7,449               485        800             7,934
The Meridian                                         1,500            13,613               570      1,500            14,183
One Preston Park                                       180             1,694               169        180             1,863
Palidades Central I                                  1,300            11,797               519      1,300            12,316
Palidades Central II                                 2,100            19,176               389      2,100            19,565
5050 Quorum                                            898             8,243               198        898             8,441
Reverchon Plaza                                      2,850            26,302               783      2,850            27,085
Stemmons Place                                          --            37,537               349         --            37,886
Valley Centre                                          421             3,873               332        421             4,205
Walnut Green                                           980             8,923               307        980             9,230
Carter-Crowley Land/Multi-Family, Dallas, TX        46,900             3,600           (29,439)    21,061                --
Behavioral Healthcare Facilities                    89,000           301,269            (1,398)    87,270           301,601
Houston Center, Houston, TX                         52,504           224,041             2,416     47,254           231,707
Four Seasons Hotel, Houston, TX                      5,569            45,138             2,203      5,569            47,341
Miami Center, Miami, FL                             13,145           118,763             1,551     13,145           120,314
1800 West Loop, Houston, TX                          4,165            40,857               633      4,165            41,490
Fountain Place, Dallas, TX                          10,364           103,212             2,446     10,364           105,658
Energy Centre, New Orleans, LA                       7,500            67,704               898      7,500            68,602


                                                                                                                     LIFE ON WHICH
                                                                                                                    DEPRECIATION IN
                                                                                                                     LATEST INCOME
                                                                ACCUMULATED            DATE OF       ACQUISITION     STATEMENT IS
                 DESCRIPTION                         TOTAL      DEPRECIATION        CONSTRUCTION         DATE          COMPUTED
------------------------------------------------    -------    ---------------     ---------------  ---------------   -----------

Three Westlake Park, Houston, TX                     29,995             (1,547)               1983          1996              (1)
1615 Poydras, New Orleans, LA                        38,839             (2,306)               1984          1996              (1)
Greenway Plaza, Houston, TX                         258,519            (16,423)          1969-1982          1996              (1)
Chancellor Park, San Diego, CA                       25,467             (1,273)               1988          1996              (1)
The Woodlands Retail Properties, Houston, TX         30,894             (2,302)               1984          1996              (1)
Sonoma Mission Inn & Spa, Sonoma, CA                 67,343             (3,798)               1927          1996              (1)
Canyon Ranch, Lenox, MA                              36,435             (2,636)               1989          1996              (1)
160 Spear Street, San Francisco, CA                  38,024             (2,132)               1984          1996              (1)
Greenway I & IA, Richardson, TX                      17,111               (802)               1983          1996              (1)
Bank One Tower, Austin, TX                           40,698             (1,931)               1974          1996              (1)
Frost Bank Plaza, Austin, TX                         38,782             (2,070)               1984          1996              (1)
Greenway II, Richardson, TX                          18,277               (821)               1985          1997              (1)
55 Madison, Denver, CO                               14,980               (694)               1982          1997              (1)
44 Cook, Denver, CO                                  15,058               (741)               1984          1997              (1)
AT&T Building, Denver, CO                            15,457               (764)               1982          1997              (1)
Trammell Crow Center, Dallas, TX                    167,642             (6,526)               1984          1997              (1)
The Addison                                          20,571               (722)          1980/1986          1997              (1)
Addison Tower                                         8,724               (398)          1980/1986          1997              (1)
Amberton Tower                                       11,222               (402)          1980/1986          1997              (1)
Cedar Springs Plaza                                   7,737               (324)          1980/1986          1997              (1)
Concourse Office Park                                 8,734               (355)          1980/1986          1997              (1)
The Meridian                                         15,683               (561)          1980/1986          1997              (1)
One Preston Park                                      2,043                (88)          1980/1986          1997              (1)
Palidades Central I                                  13,616               (501)          1980/1986          1997              (1)
Palidades Central II                                 21,665               (776)          1980/1986          1997              (1)
5050 Quorum                                           9,339               (362)          1980/1986          1997              (1)
Reverchon Plaza                                      29,935             (1,088)          1980/1986          1997              (1)
Stemmons Place                                       37,886             (1,590)          1980/1986          1997              (1)
Valley Centre                                         4,626               (164)          1980/1986          1997              (1)
Walnut Green                                         10,210               (362)          1980/1986          1997              (1)
Carter-Crowley Land/Multi-Family, Dallas, TX         21,061                 --                                --              --
Behavioral Healthcare Facilities                    388,871            (22,297)          1850-1992          1997              (1)
Houston Center, Houston, TX                         278,961             (7,482)          1974-1983          1997              (1)
Four Seasons Hotel, Houston, TX                      52,910             (1,880)               1983          1997              (1)
Miami Center, Miami, FL                             133,459             (3,505)               1983          1997              (1)
1800 West Loop, Houston, TX                          45,655             (1,252)               1982          1997              (1)
Fountain Place, Dallas, TX                          116,022             (3,095)               1986          1997              (1)
Energy Centre, New Orleans, LA                       76,102             (1,713)               1984          1997              (1)


                                                                                      COSTS
                                                                                   CAPITALIZED       GROSS AMOUNT AT WHICH
                                                                                  SUBSEQUENT TO          CARRIED AT
                                                      INITIAL COSTS                ACQUISITION         CLOSE OF PERIOD
                                                 --------------------------      ---------------- ------------------------------
                                                                                 LAND, BUILDINGS,                BUILDINGS,
                                                                                  IMPROVEMENTS,                 IMPROVEMENTS,
                                                                                    FURNITURE,                    FURNITURE,
                                                            BUILDINGS AND          FIXTURES AND                  FIXTURES AND
              DESCRIPTION                         LAND       IMPROVEMENTS           EQUIPMENT        LAND          EQUIPMENT
------------------------------------------       -------   ----------------      ---------------  ----------   -----------------

Ventana Country Inn, Big Sur, CA                   2,782             26,744                627        2,782             27,371
Avallon Phase II, Building V, Austin, TX           1,102                 --             10,147          597             10,652
Austin Centre (including condo's)                  2,007             48,566              1,040        2,007             49,606
Omni Hotel                                         1,896             44,579                 --        1,896             44,579
Post Oak                                          15,525            139,777              2,399       15,525            142,176
Washington Harbor                                 16,100            146,438                641       16,100            147,079
Datran Center                                         --             71,091                174           --             71,265
BP Plaza                                           3,910             79,190                 24        3,910             79,214
Sonoma Golf Course                                14,956                 --                231       15,187                 --
Plaza Park Garage                                  2,032             14,125              1,185        2,032             15,310
Washington Harbor Phase II                        15,279                411               (133)      15,188                369
Crescent Real Estate Equities L.P.                    --                 --             14,775           --             14,775
Other                                             23,270              2,874             13,304       29,719              9,729
                                                --------    ---------------    ---------------     --------    ---------------
Total                                           $523,067    $     3,320,648    $       285,657     $495,972    $     3,633,400
                                                ========    ===============    ===============     ========    ===============



                                                                                                                 LIFE ON WHICH
                                                                                                                 DEPRECIATION IN
                                                                                                                  LATEST INCOME
                                                                 ACCUMULATED        DATE OF       ACQUISITION     STATEMENT IS
               DESCRIPTION                         TOTAL        DEPRECIATION     CONSTRUCTION        DATE          COMPUTED
-----------------------------------------       ------------    ------------     ------------    ------------    ------------

Ventana Country Inn, Big Sur, CA                      30,153            (795)       1975-1988            1997              (1)
Avallon Phase II, Building V, Austin, TX              11,249            (396)            1997              --              (1)

Austin Centre (including condo's)                     51,613            (850)            1986            1998              (1)
Omni Hotel                                            46,475          (1,251)            1986            1998              (1)
Post Oak                                             157,701          (2,968)       1974-1981            1998              (1)
Washington Harbor                                    163,179          (3,064)            1986            1998              (1)
Datran Center                                         71,265          (1,189)       1986-1992            1998              (1)
BP Plaza                                              83,124            (990)            1992            1998              (1)
Sonoma Golf Course                                    15,187              --             1929            1998              (1)
Plaza Park Garage                                     17,342              --             1998              --              (1)
Washington Harbor Phase II                            15,557              --             1998              --              (1)
Crescent Real Estate Equities L.P.                    14,775          (2,274)              --              --              (1)
Other                                                 39,448            (202)              --              --              (1)
                                                ------------    ------------
Total                                           $  4,129,372    $   (387,457)
                                                ===========     ============

(1) Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:


                     Building and improvements              5 to 40 years
                     Tenant improvements                  Terms of leases
                     Furniture, fixtures, and equipment     3 to 10 years

A summary of combined real estate investments and accumulated depreciation is as follows:


                                                     1998             1997             1996
                                                ------------     ------------     ------------

Real estate investments:
     Balance, beginning of year ............    $  3,423,130     $  1,732,626     $  1,006,706
       Acquisitions ........................         580,694        1,643,587          680,148
       Improvements ........................         145,409           58,634           13,787
       Disposition .........................         (19,861)         (11,717)              --
       Consolidation of Joint Venture ......              --               --           31,985
                                                ------------     ------------     ------------
    Balance, end of year ...................    $  4,129,372     $  3,423,130     $  1,732,626
                                                ============     ============     ============

Accumulated depreciation:
     Balance, beginning of year ............         278,194          208,808     $    172,267
       Depreciation ........................         109,551           69,457           36,541
       Disposition .........................            (288)             (71)              --
                                                ------------     ------------     ------------
     Balance, end of year ..................    $    387,457     $    278,194     $    208,808
                                                ============     ============     ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Not Applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF REGISTRANT


         The Operating Partnership is controlled by the Company through the Company's ownership of all of the outstanding stock of CREE, Ltd., which is the sole general partner of the Operating Partnership and owns a 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 89% limited partner interest in the Operating Partnership. The remaining limited partner interests are owned by senior members of management of the Company and CREE, Ltd. and certain outside investors. Set forth below is information with respect to the sole director and the executive officers of CREE, Ltd. and certain trust managers and the executive officers of the Company.


                                            TERM
            NAME                           EXPIRES     AGE                      POSITION
            ----                           -------     ---                      --------

Richard E. Rainwater................        2000        54    Chairman of the Board of Trust Managers of the Company and
                                                                  Member of the Strategic Planning Committee of CREE, Ltd.

John C. Goff........................        1999        43    Vice Chairman of the Board of Trust Managers of the Company and
                                                                  Member of the Strategic Planning Committee of CREE, Ltd.

Gerald W. Haddock...................        1998        51    President and Chief Executive Officer of the Company and CREE,
                                                                  Ltd., Trust Manager of the Company, sole
                                                                  Director of CREE, Ltd. and Member of the Strategic
                                                                  Planning Committee of CREE, Ltd.

Jack I. Tompkins....................         N/A        53    Executive Vice President and Chief Financial Officer of CREE, Ltd.

Sanjay Varma........................         N/A        45    Executive Vice President, Chief of Corporate Operations of
                                                                  the Company and CREE, Ltd.

David M. Dean.......................         N/A        38    Senior Vice President, Law and Secretary of the Company and
                                                                  CREE, Ltd.

James M. Eidson, Jr.................         N/A        44    Senior Vice President, Acquisitions of CREE, Ltd.

Alan D. Friedman....................         N/A        45    President of Development and Private Equity of CREE, Ltd.

William D. Miller...................         N/A        40    Senior Vice President, Asset Management of the Company
                                                                  and CREE, Ltd.

Joseph D. Ambrose, III..............         N/A        48    Vice President, Human Resources Development/Administration of
                                                                  CREE, Ltd.

Jerry R. Crenshaw, Jr...............         N/A        35    Vice President, Controller of CREE, Ltd.

Barry L. Gruebbel...................         N/A        44    Vice President, Property Management of CREE, Ltd.

Howard W. Lovett....................         N/A        42    Vice President, Corporate Leasing of CREE, Ltd.

Jane B. Page........................         N/A        39    Vice President, Houston Region Asset Management of CREE, Ltd.

Bruce A. Picker.....................         N/A        34    Vice President and Treasurer of the Company and CREE, Ltd.

John L. Zogg, Jr....................         N/A        35    Vice President, Leasing and Marketing of CREE, Ltd.

MANAGEMENT OF THE OPERATING PARTNERSHIP


         The following is a summary of the experience of management of the Operating Partnership.


         Richard E. Rainwater has been an independent investor since 1986. From 1970 to 1986, he served as the chief investment advisor to the Bass family, whose overall wealth increased dramatically during his tenure. During that time, Mr. Rainwater was principally responsible for numerous major corporate and real estate acquisitions and dispositions. Immediately after beginning his independent investment activities, he founded ENSCO International Incorporated ("ENSCO"), an oil field service and offshore drilling company, in 1986. Additionally, in 1987 he co-founded Columbia Hospital Corporation, and in 1989 participated in a management-led buy out of HCA-Hospital Corporation of America. In 1992, Mr. Rainwater co-founded Mid Ocean Limited, a provider of casualty re-insurance. In February 1994, he assisted in the merger of Columbia Hospital Corporation and HCA-Hospital Corporation of America that created Columbia/HCA Healthcare Corporation. Mr. Rainwater serves as a director of Pioneer Natural Resources ("Pioneer"), one of the largest oil and gas companies in the United States. In 1996, Mr. Rainwater led a recapitalization of Mesa, Inc. (Pioneer's predecessor), and a partnership that Mr. Rainwater controls became a major shareholder in July 1996. Mr. Rainwater also serves as chairman of the board of directors of COI. Mr. Rainwater is a graduate of the University of Texas at Austin and the Graduate School of Business at Stanford University. Mr. Rainwater has served as the Chairman of the Board of Trust Managers since the Company's inception in 1994.

         John C. Goff is the managing director of Goff Moore Strategic Partners, L.P., a private investment partnership that serves as the primary investment vehicle for its principals, including Mr. Rainwater and his family. Mr. Goff joined Mr. Rainwater shortly after he began Rainwater, Inc. as an independent investor in 1986. From 1987 to 1994, Mr. Goff was vice president of Rainwater, Inc., serving as a senior investment advisor and principal. Mr. Goff is on the board of Gainsco, Inc., a publicly traded property and casualty insurance company; The Staubach Company, one of the nation's largest tenant representation firms; and Texas Capital Bancshares, Inc., a national bank. Mr. Goff served as chairman of CBHS from 1997 to 1998, and he has served as vice chairman of the board of directors of COI since its inception in June 1997. From 1981 to 1987, Mr. Goff worked for KPMG Peat Marwick, and prior to that Mr. Goff worked for Century Development Corporation, a major office developer and property management company. Mr. Goff is a graduate of the University of Texas and is a Certified Public Accountant. Mr. Goff served as Chief Executive Officer and as a trust manager from the Company's inception in 1994 through December 19, 1996, when he became Vice Chairman of the Board of Trust Managers.

         Gerald W. Haddock, prior to joining the Company, was a vice president of Rainwater, Inc. from 1990 to 1994, and he was the lead transactional attorney for Mr. Rainwater from 1986 to 1994. During this period, Mr. Haddock was in the private practice of law, pursuant to which, among other things, he served as primary outside legal counsel to, and investor with, Mr. Rainwater and as primary outside legal counsel to Rainwater, Inc. Mr. Haddock currently is a member of the board of directors of ENSCO, of which he was one of the three founding directors. Mr. Haddock is the president, chief executive officer and a director of COI. Mr. Haddock earned both Bachelor of Business Administration and Juris Doctor degrees from Baylor University. He also holds a Master of Laws degree in taxation from New York University and has served as the chairman of the Tax Section of the State Bar of Texas. From the Company's inception in 1994 through December 19, 1996, Mr. Haddock served as President and Chief Operating Officer and as a trust manager. Since December 19, 1996, Mr. Haddock has served as President and Chief Executive Officer and a trust manager of the Company.

         Jack I. Tompkins, prior to joining the Company, served as chairman of Automotive Realty Trust Company of America from its inception in 1997 until its sale to Capital Automotive REIT in January 1999. Prior to that time, Mr. Tompkins served at Enron Corp. in various capacities, including chief financial officer and senior vice president, chief information, administrative & accounting officer, from 1988 until October 1996. Mr. Tompkins also served as a member of Enron's Executive Management Committee. Mr. Tompkins has served as managing director of Equity Advisors, L.L.C., formed to engage primarily in the business of promoting consolidation and initial public offering transactions for groups of companies in large fragmented industries. Mr. Tompkins began his career with Arthur Young & Company, serving three years before joining Arthur Andersen LLP, where he was elected to become partner in 1981. Mr. Tompkins currently serves on the board of directors of Michael Petroleum

Corporation and the Star of Hope Mission for the homeless. Mr. Tompkins received a Bachelor of Business degree in accounting and a Masters of Business Administration degree from Baylor University. Mr. Tompkins joined the Company in April 1999 as Executive Vice President and Chief Financial Officer.

         Sanjay Varma began his association with the Company in 1995 as the majority owner of Rosestar Management, LLC, which was the lessee for several Company-owned hotels and as an advisor to the Operating Partnership for hospitality-related acquisitions. Mr. Varma subsequently became the president of the hospitality division of COI. Prior to his association with the Company in 1995, Mr. Varma served as executive vice president of Walt Disney Company, where he worked for eight years. In 1986, Mr. Varma worked for the Bass Group and was assigned to the Walt Disney Company as a consultant to direct the growth of their resorts division worldwide. From 1978-1986, he worked for Marriott Hotels and Resorts as area vice president of food and beverage and was responsible for the operation of 60 hotels. Mr. Varma began his career in 1972 with the Oberoi Hotels in Asia and the Middle East. He received a degree in hotel administration from the Jean Drouant School in Paris, France and completed the Advanced Management Program at the Harvard Business School. Mr. Varma has served as Executive Vice President, Chief of Corporate Operations since he joined the Company in August 1998.

         David M. Dean, prior to joining the Company, was an attorney for Burlington Northern Railroad Company from 1992 to 1994, and he served as Assistant General Counsel in 1994. At Burlington Northern, he was responsible for the majority of that company's transactional and general corporate legal work. Mr. Dean was previously engaged in the private practice of law from 1986 to 1990 with Kelly, Hart & Hallman, and from 1990 to 1992 with Jackson & Walker, L.L.P., where he worked primarily with Mr. Haddock on acquisition, financing and venture capital transactions for Mr. Rainwater and related investor groups. Mr. Dean graduated with honors from Texas A&M University with Bachelor of Arts degrees in English and philosophy in 1983. He also holds a Juris Doctor degree and a Master of Laws degree in taxation from Southern Methodist University School of Law. Mr. Dean has served as Senior Vice President, Law, and Secretary since August 1994.

         James M. Eidson, Jr. has twenty years of experience in the commercial real estate business. Prior to joining the Company, he owned an investment company, specializing in investment grade commercial properties, from 1992 to 1994. From 1989 to 1992, Mr. Eidson was associated with CB Commercial Real Estate Group, Inc. as a senior investment specialist in its investment grade commercial property group. From 1982 to 1989, Mr. Eidson owned a real estate company, through which he provided brokerage and investment services for individuals and large corporate investors and made investments in commercial properties for his own account. Mr. Eidson gained his early experience in real estate acquisitions, dispositions, leasing, marketing and consulting while serving as a broker and investment specialist for three years with Hank Dickerson & Company. He is a former professional football player and played with the Dallas Cowboys from 1976 through 1978. Mr. Eidson holds a Bachelor of Science degree from Mississippi State University and a Master of Business Administration degree from Southern Methodist University. Mr. Eidson has served as Senior Vice President, Acquisitions, since May 1995.

         Alan D. Friedman has more than twenty years of development and acquisition experience in the commercial real estate business. Since 1990, Mr. Friedman has owned an advisory company, Trisept, Inc. through which he provided acquisition and development services for commercial properties to clients, which included the Company. From 1980 to 1990, Mr. Friedman was an operating partner at Lincoln Property, where he had direct responsibility for developing, financing, marketing and managing more than three million square feet of projects in Dallas/Fort Worth. These same projects received national recognition for landscaping, lighting and energy management, as well as five building of the year awards from the Building Owners and Managers Association ("BOMA"). Other career experience includes working as a marketing executive with Centre Development and as a banking officer at First National Bank of Dallas. Mr. Friedman is a member of ULI, serves on the North Texas Board of the NAIOP and is a trustee at Texas Christian University. A graduate of the University of Texas with a degree in finance, Mr. Friedman has served as President of Development and Private Equity since he joined the Company in July 1998.

         William D. Miller, prior to joining the Company, served as vice president, legal affairs of the Texas Rangers major league baseball club, beginning in March 1994. Mr. Miller was also a member of the senior management of the Rangers and certain partnerships affiliated with the Rangers. In addition, Mr. Miller functioned as the primary lawyer responsible for the Rangers' interest in the development of The Ballpark in Arlington project. Prior to joining the Rangers, Mr. Miller practiced law at Jackson & Walker, L.L.P. from September 1986, was the lead real estate lawyer for Mr. Rainwater, Rainwater, Inc. and Mr. Haddock, and was instrumental in the formation transactions of the Company. Mr. Miller received his Bachelor of Science degree with first honors in commerce and engineering sciences from Drexel University, and he received his Juris Doctor degree with honors from the University of Texas School of Law. Mr. Miller served as Senior Vice President, Administration from the time he joined the Company in May 1997 until November 1998, when he became Senior Vice President, Asset Management.

         Joseph D. Ambrose, III, prior to joining the Company, served as vice president of CRC Environmental Risk Management, Inc., an environmental and risk management consulting firm, from 1993 to 1994. He was responsible for major client development, development of new risk management initiatives and human resources. From 1990 to 1993, Mr. Ambrose was a vice president of American Real Estate Group ("AREG"), a liquidating real estate company, where he managed the environmental, insurance and other risks associated with the disposition of a nationwide real estate portfolio. Prior to joining AREG, he was president of Ambrose Properties, Inc., which acquired and developed oil and gas and real estate properties. Mr. Ambrose graduated from Texas Christian University with a Bachelor of Business Administration degree in management and received his Juris Doctor and Master of Business Administration degrees from Southern Methodist University. Mr. Ambrose joined the Company in 1994 and served as Vice President, Administration, from June 1995 to October 1998, when he became Vice President, Human Resources Development/Administration.

         Jerry R. Crenshaw, Jr. was the controller of Carrington Laboratories, Inc., a pharmaceutical and medical device company, from 1991 until February 1994. From 1986 until 1991, Mr. Crenshaw was an audit senior in the real estate services group of Arthur Andersen LLP. Mr. Crenshaw holds a Bachelor of Business Administration degree in accounting from Baylor University and is a Certified Public Accountant. Mr. Crenshaw has served as Controller since the Company's inception in 1994 and has been a Vice President since March 1997. Mr. Crenshaw also served as Interim Co-Chief Financial Officer from August 1998 until April 1999.

         Barry L. Gruebbel, prior to joining the Company, was involved with the property and asset management of more than 10 million square feet of Class A office, retail, industrial and multi-family real estate in Texas and New Mexico as the vice president of property management with Hines Industrial from 1982 to 1986, as the vice president of property management with Southland Investment Properties from 1986 to 1990, and most recently as the director of property management at The Crescent for Rosewood Property Company from 1990 until formation of the Company. Mr. Gruebbel is a Certified Property Manager and is currently active in the real estate organizations of the Institute of Real Estate Management and BOMA. Mr. Gruebbel received a Bachelor of Business Administration degree in real estate from the University of Texas at Arlington. Mr. Gruebbel has been with the Company since its inception and became Vice President, Property Management, in February 1997.

         Howard W. Lovett, prior to joining the Company, was president of The Gaineswood Company, a private investment company specializing in real estate and venture capital investments, from January 1989 to August 1995. Previously, Mr. Lovett was vice president of Morgan & Company, a Houston-based real estate development company, where he was responsible for income property acquisitions and the acquisition, development and management of Wildcat Ranch, an exclusive residential development outside Aspen, Colorado. Mr. Lovett graduated from Carleton College with a Bachelor of Arts degree in English. He also holds a Master of Business Administration degree from Harvard University. Mr. Lovett has served as Vice President, Corporate Leasing, since June 1996.

         Jane Page, prior to joining the Company, was employed by Metropolitan Life Real Estate Investments and held positions of director of corporate property management and regional asset manager, responsible for managing and leasing a 12-million square foot, high-grade institutional portfolio in Houston, Austin and New Orleans. Ms. Page's fourteen-year tenure at MetLife also included membership on MetLife's Investment Committee, which reviewed and approved all significant transactions on a national basis. Ms. Page serves on the boards of the Greater Houston Partnership, Central Houston, Inc. and the Downtown Houston Management District. Ms. Page graduated with a Bachelor of Arts degree from Point Loma College in San Diego and with a Master of Business Administration degree from the University of San Francisco. She also holds CCIM and CPM designations. Ms. Page served as Director of Asset Management, Houston Region from the time she joined the Company in January 1988 until December 1998, when she became Vice President, Houston Region Asset Management.

         Bruce A. Picker, prior to joining the Company, worked for Rainwater, Inc. from 1990 to 1994 as the partnership controller of its first major real estate acquisition. Previously, Mr. Picker was a senior accountant for Arthur Andersen LLP in its audit department from 1986 to 1989. Mr. Picker holds a Bachelor of Business Administration degree in accounting from Harding University and is a Certified Public Accountant. Mr. Picker has served as the Treasurer since July 1994, and as a Vice President since June 1996. Mr. Picker also served as Interim Co-Chief Financial Officer from August 1998 until April 1999.

         John L. Zogg, Jr. served as vice president of the commercial real estate group of Rosewood Property Company, responsible for marketing and leasing office space in the Dallas and Denver areas from January 1989 to May 1994. For three years prior to joining Rosewood Property Company, Mr. Zogg worked as marketing manager of Gerald D. Hines Interests, responsible for office leasing in the Dallas metropolitan area. He graduated from the University of Texas at Austin with a Bachelor of Arts degree in economics and holds a Master of Business Administration degree from the University of Dallas. Mr. Zogg has served as Vice President, Leasing and Marketing, since May 1994.


ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation paid or awarded to the chief executive officer and the four most highly compensated executive officers of CREE, Ltd. for the years ended December 31, 1998, 1997 and 1996, respectively. As a result of the Company's UPREIT structure, no employees are compensated by the Company, but are compensated by CREE, Ltd. Neither the Operating Partnership nor the Company has granted any stock appreciation rights ("SARs"). The Operating Partnership has issued units of partnership interest (the "Units"). Unless otherwise indicated, each Unit is exchangeable (the "Exchange Rights") for two common shares of beneficial interest of the Company ("Common Shares") or, at the election of the Company, cash equal to the then-current fair market value of the Common Shares for which each Unit is exchangeable.


                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                   --------------------------------------------  ------------------------------------
                                                                                            AWARDS            PAYOUTS
                                                                                 --------------------------   -------
                                                                     OTHER       RESTRICTED     SECURITIES                ALL OTHER
       NAME AND                                                     ANNUAL         STOCK        UNDERLYING     LTIP    COMPENSATION
  PRINCIPAL POSITION      YEAR     SALARY ($)     BONUS ($)    COMPENSATION ($)   AWARDS ($)    OPTIONS (#)   PAYOUTS     ($) (1)
-----------------------   ----     ---------     ---------     ----------------  -----------    -----------   -------  -------------
Gerald W. Haddock         1998       416,153       300,000        58,535 (2)          --         1,000,000       --        1,690
   President and Chief    1997       380,772       500,000        56,553 (2)          --            --           --        1,600
   Executive Officer      1996       286,165     1,500,000            --              --         2,000,000(3)    --          960

James M. Eidson, Jr.      1998       182,067       110,000            --              --            30,000       --        1,690
   Senior Vice            1997       168,865       200,000            --              --            80,000(4)    --        1,600
   President,             1996       138,740       331,000            --              --           210,000       --          960
   Acquisitions

David M. Dean             1998       182,067        80,000            --              --            79,500       --        1,211
   Senior Vice            1997       169,375       150,000            --              --            80,000(4)    --        1,600
   President,             1996       141,300        81,000            --              --           120,000       --          960
   Law, and Secretary

William D. Miller         1998       182,067        80,000            --              --            12,500       --        1,628
   Senior Vice            1997       112,404(5)     69,300            --              --           140,000(6)    --        1,600
   President,             1996         --            --               --              --                --       --           --
   Asset Management

John L. Zogg, Jr.         1998       143,884        80,000            --              --           112,500       --        1,690
   Vice President,        1997       113,848       106,875            --              --            30,000(4)    --        1,600
   Leasing                1996       102,938        80,000            --              --             7,500       --          935
   and Marketing


-----------------------

(1) All amounts in this column represent matching contributions that CREE, Ltd. made to the individual's Crescent Real Estate Equities, Ltd. 401(k) Plan account.

(2) Amount represents salaries and benefits that the Company paid for two personal accountants for Mr. Haddock.

(3)  Amount represents the number of Common Shares that may be issued following
     (i) exercise of Unit Options for Units on a one-for-one basis, and (ii) exchange of Units for Common Shares on the basis of two Common Shares for each Unit.

(4) Amount represents Common Shares underlying Stock Options granted in March 1998 based on the individual's performance in 1997.

(5) This amount represents salary paid to Mr. Miller for the period between May 1, 1997, the date he joined the Company, until the end of 1997. Mr. Miller's annualized salary for 1997 was $175,000.

(6) Amount includes 20,000 Common Shares underlying Stock Options granted in March 1998 based on Mr. Miller's performance in 1997.


OPTION/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 1998

         The following table provides certain information regarding options granted to the named executive officers for the year ended December 31, 1998. Neither Operating Partnership nor the Company has granted any SARs.

                                                        INDIVIDUAL GRANTS
                                  -------------------------------------------------------------            POTENTIAL
                                   NUMBER OF      % OF TOTAL                                            ASSUMED ANNUAL
                                  SECURITIES       OPTIONS                                              RATES OF STOCK
                                  UNDERLYING      GRANTED TO        EXERCISE                          PRICE APPRECIATION
                                    OPTIONS      EMPLOYEES IN       OF BASE         EXPIRATION      FOR OPTION TERM ($)(1)
         NAME                      GRANTED (#)   FISCAL YEAR     PRICE ($/SH.)        DATE              5%         10%
------------------------------    ------------  -------------    -------------     ------------     ----------  ----------
                                                                                                        (IN THOUSANDS)
Gerald W. Haddock ...........     1,000,000(2)       48.02           31.125           June 2008      19,574       49,605

John L. Zogg, Jr ............        12,500(2)        0.60           31.125           June 2008         245          620
                                    100,000(3)        4.80           22.125        October 2008       1,391        3,526

David M. Dean ...............        79,750(2)        3.83           31.125           June 2008       1,561        3,956

James M. Eidson, Jr .........        30,000(2)        1.44           31.125           June 2008         587        1,488

William D. Miller ...........        12,500(2)        0.60           31.125           June 2008         245          620

------------------------

(1) Potential Realizable Value is the change in share price of securities underlying options granted, based on the assumed annual growth rates shown over their 10-year option term. For example, a 5% growth rate, compounded annually, for Mr. Haddock's grant results in a share price of $50.70 per share, and a 10% growth rate, compounded annually, results in a share price of $80.73 per share. These potential realizable values are listed to comply with the regulations of the Commission, and the Operating Partnership cannot predict whether these values will be achieved. Actual gains, if any, on stock option exercise are dependent on the future performance of the Common Shares.

(2) Vest in equal one-fifth installments on June 12, 1999, 2000, 2001, 2002 and 2003.

(3) Vest in equal one-fifth installments on October 19, 1999, 2000, 2001, 2002 and 2003.

AGGREGATED OPTION EXERCISES DURING 1998 AND OPTION VALUES AT DECEMBER 31, 1998

         The following table provides information about option exercises by the named executive officers during the year ended December 31, 1998, and options held by each of them at December 31, 1998. Neither the Operating Partnership nor the Company has granted any SARs.

                                                                NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                                                     OPTIONS AT                   IN-THE-MONEY OPTIONS
                                   SHARES                          FISCAL YEAR END (#)         AT FISCAL YEAR END ($) (1)
                                ACQUIRED ON      VALUE       -----------------------------    -----------------------------
         NAME                   EXERCISE (#)  REALIZED ($)   EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
-----------------------------   -----------   -----------    -----------     -------------    -----------     -------------
                                                                                                      (IN THOUSANDS)
Gerald W. Haddock ...........            --            --      1,581,042(2)      2,071,430(3)      11,259             5,826
John L. Zogg, Jr ............            --            --         38,600           181,400            280               340
David M. Dean ...............            --            --        123,600           258,700            718               282
James M. Eidson, Jr .........         3,900        44,769        104,100           275,900            348               565
William D. Miller ...........            --            --         24,000           128,500             --                --

------------------------

(1) Market value of securities underlying in-the-money options based on the closing price of the Common Shares on December 31, 1998 (the last trading day of the fiscal year) on the New York Stock Exchange of $23.00, minus exercise price.

(2) The number of securities underlying exercisable but unexercised options includes 928,570 Common Shares that may be issued following (i) exercise of Unit Options for Units on a one-for-one basis, and (ii) exchange of Units for Common Shares on the basis of two Common Shares for each Unit.

(3) The number of securities underlying unexercised and unexercised options includes 1,071,430 Common Shares that may be issued following (i) vesting of Unit Options, (ii) exercise of Unit Options for Units on a one-for-one basis, and (iii) the exchange of Units for Common Shares on the basis of two Common Shares for each Unit.

EMPLOYMENT AGREEMENTS

    As part of the transactions in connection with formation of the Company, the Operating Partnership assumed employment agreements between Rainwater, Inc. and each of John C. Goff and Gerald W. Haddock (the "Employment Agreements"). Such Employment Agreements require that Messrs. Goff and Haddock enter into the Noncompetition Agreements described below. See "Agreements Not to Compete" below. The Operating Partnership takes action with respect to the Employment Agreements through the Board of Directors of CREE, Ltd. The sole member of the Board of Directors is Mr. Haddock. The Employment Agreements for Messrs. Goff and Haddock initially provided that each of them receive annual compensation of $160,000 per annum. On July 1, 1995, the Operating Partnership increased the salary for each of Messrs. Goff and Haddock to $240,000 per annum. On March 5, 1996, the Operating Partnership increased the salary for each of Messrs. Goff and Haddock to $300,000 per annum, and on March 3, 1997, to $400,000 per annum. On June 23, 1997, Mr. Goff agreed to a reduction in his salary from the Operating Partnership to $100,000 per annum to reflect his agreement to devote a significant amount of his time to his duties as chairman of CBHS. On March 9, 1998, the Operating Partnership increased the salary for each of Messrs. Goff and Haddock by 5% per annum, to $105,000 per annum for Mr. Goff and to $420,000 per annum for Mr. Haddock. On March 1, 1999, the Operating Partnership increased the salary for Mr. Haddock to $500,000 per annum. The term of each of the Employment Agreements expires on April 14, 2000, subject to automatic renewal for one-year terms unless terminated by the Operating Partnership or Messrs. Goff or Haddock, as the case may be. The salaries under the Employment Agreements, which are not subject to a cap, may be increased at the discretion of the Operating Partnership, although, at the request of CREE, Ltd., the Executive Compensation Committee of the Company has reviewed and ratified all such increases in salaries. The Operating Partnership similarly determines bonuses under the Employment Agreements, although CREE, Ltd., on behalf of the Operating Partnership, has asked the Executive Compensation Committee to review and ratify all such bonuses.

AGREEMENTS NOT TO COMPETE

    The Operating Partnership is dependent on the services of Richard E. Rainwater, John C. Goff and Gerald W. Haddock. Mr. Rainwater serves as Chairman of the Board of Trust Managers of the Company but has no employment agreement with the Company and, therefore, is not obligated to remain with the Company for any specified term. In connection with the initial public offering of the Company's Common Shares in May 1994 (the "Initial Offering"), each of Messrs. Rainwater, Goff and Haddock entered into a Noncompetition Agreement with the Company that restricts him from engaging in certain real estate related activities during specified periods of time. The restrictions that Mr. Rainwater's Noncompetition Agreement imposes will terminate one year after the later to occur of (i) the date on which Mr. Rainwater ceases to serve as a trust manager of the Company, and (ii) the date on which Mr. Rainwater's beneficial ownership of the Company (including Common Shares and Units) first represents less than a 2.5% ownership interest in the Company. The restrictions that Mr. Goff's and Mr. Haddock's Noncompetition Agreements impose will terminate one year after the subject individual first ceases to be a trust manager or an executive officer of the Company. The Noncompetition Agreements do not, among other things, prohibit Messrs. Rainwater, Goff and Haddock from engaging in certain activities in which they were engaged at the time of formation of the Company in 1994 or from making certain passive real estate investments.

    In 1996, Sanjay Varma became an advisor to the Operating Partnership pursuant to an Advisory Agreement among the Operating Partnership, Mr. Varma, Johanna Varma, Mr. Varma's spouse, and The Varma Group, Inc. (as amended, "Advisory Agreement"). Pursuant to the Advisory Agreement, Mr. Varma, who subsequently became an employee of CREE, Ltd. and Executive Vice President, Chief of Corporate Operations of the Company and CREE, Ltd. in August 1998, agreed to provide services in connection with the Operating Partnership's acquisition and operation of hotels, resorts, restaurants, health spas and other public hospitality businesses ("Advisory Services"). Under the Advisory Agreement, Mr. Varma agrees to provide Advisory Services solely to the Operating Partnership and not to invest in or otherwise participate for his own benefit in the acquisition of any real estate interest. The restrictions that the Advisory Agreement imposes will terminate on July 31, 2001. The Advisory Agreement does not, among other things, prohibit Mr. Varma from (i) engaging in activities in which he was engaged at the time of executing the Advisory Agreement, (ii) investing in real estate interests in, and management contracts for, hotels and resort properties that the Operating Partnership or its affiliates own, or (iii) making certain co-investments in acquisitions that the Operating Partnership or its affiliates make.


                 REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE

    Gerald W. Haddock, as the sole member of the Board of Directors of CREE, Ltd., determines the compensation of the officers of CREE, Ltd. The compensation of the executive officers, at the request of Mr. Haddock, is reviewed and ratified by the Executive Compensation Committee of the Company.

    The Company's Executive Compensation Committee is comprised of Mr. Morton
H. Meyerson and Mr. Paul E. Rowsey, III, two independent trust managers of the Company. A majority of the full Board of Trust Managers select members of the Executive Compensation Committee. As described above, CREE, Ltd., on behalf of the Operating Partnership, asks the Executive Compensation Committee to review and ratify all salary increases and bonus determinations under the Employment Agreements and its other employment arrangements.

    Compensation Philosophy and Objectives. The Executive Compensation Committee of the Company determines the compensation for the Company's executive officers and administers the stock incentive and other compensation plans that the Company adopts. In addition, the Executive Compensation Committee, acting for the Company in its capacity as the sole stockholder of the General Partner, reviews and ratifies, where appropriate, decisions of the board of directors of the General Partner with respect to the compensation of the executive officers of the General Partner.

    The philosophy of the Company's compensation program is to employ, retain and reward executives capable of leading the Company in achieving its business objectives. These objectives include enhancing shareholder value, maximizing financial performance, preserving a strong financial posture, increasing the Company's assets and positioning its assets and business in geographic markets offering long-term growth opportunities. The accomplishment of these objectives is measured against the conditions characterizing the industry within which the Company and the Operating Partnership operate. In implementing the Company's compensation program, it generally is the policy of the Executive Compensation Committee to seek to qualify executive compensation for deductibility by the Company for purposes of Section 162(m) of the Internal Revenue Code to the extent that such policy is consistent with the Company's overall objectives and executive compensation policy.

    Executive Officer Compensation. In addition to their regular salary, the executive officers of the General Partner may be compensated in the form of cash bonus awards and Restricted Stock grants and Stock Options under the 1995 Crescent Real Estate Equities, Inc. Stock Incentive Plan. Executive officers of the General Partner are eligible to participate, on the same basis as other employees, in the employer matching provision of the profit sharing plan that the General Partner established, whereby employees may save for their future retirement on a tax-deferred basis through the Section 401(k) savings feature of the plan, with the General Partner contributing an additional percentage of the amount each employee saves. Such executive officers are also eligible to participate in the other employee benefit and welfare plans that the General Partner maintains on the same terms as non-executive personnel who meet applicable eligibility criteria, subject to any legal limitations on the amounts that may be contributed or the benefits that may be payable under such plans.

    Performance of the Company and the Operating Partnership in light of conditions characterizing the REIT industry generally was a key consideration in the deliberations of the Executive Compensation Committee regarding executive compensation for 1998. The Executive Compensation Committee recognizes that share price is one measure of performance, but also that other factors, including industry business conditions and the Company's success in achieving short-term and long-term goals and objectives, must be evaluated in arriving at a meaningful analysis of performance. Accordingly, the Executive Compensation Committee also gave consideration to the Company's achievement of specified business objectives when reviewing 1998 executive officer compensation. An additional objective of the Executive Compensation Committee has been to reward executive officers with equity compensation in addition to salary, in keeping with the Company's overall compensation philosophy of placing equity in the hands of its employees in an effort to further instill shareholder considerations and values in the actions of all employees and executive officers.

    Base Salary. The 1998 base annual salaries of the Vice Chairman of the Board of Trust Managers (the "Vice Chairman") and the President and Chief Executive Officer (the "CEO") were based upon employment contracts between such officers and the Operating Partnership. In March 1997, the General Partner approved, and the Board of Trust Managers of the Company ratified, an increase from the $300,000 annual salary provided in each such contract to $400,000 per annum for each of the Vice Chairman and CEO. On June 23, 1997, Mr. Goff agreed to a reduction in his salary from the Operating Partnership to $100,000 per annum to reflect his agreement to devote a significant amount of his time to his duties as chairman of CBHS. On March 9, 1998, the General Partner approved, and the Executive Compensation Committee ratified, a 5% increase for each of the Vice Chairman and CEO to $105,000 per annum for the Vice Chairman and $420,000 per annum for the CEO. On March 1, 1999, the General Partner approved, and the Executive Compensation Committee ratified, an increase for the CEO to $500,000 per annum. Each of these employment agreements, which provides for bonuses to be determined by the board of directors of the General Partner, expires in April 2000, subject to automatic renewal for successive one-year periods unless terminated by the Operating Partnership or Messrs. Goff or Haddock, as the case may be. The 1998 compensation paid to the other executive officers of the General Partner was based upon a salary structure administered for consistency for each position relative to its authority and responsibility and in comparison to industry peers.

    Annual Incentive. The General Partner paid cash bonuses to its executive officers and other key personnel in recognition of the Company's strong performance within its industry and increased return to shareholders, as well as the substantial personal contributions to the aggressive acquisition strategies of the Operating Partnership. Both of these developments have a significant impact on the Company's profitability and long-term performance. For a discussion of the bonus paid to the CEO, see "Vice Chairman and CEO Compensation" below.

    Long-Term Incentive. Stock Options were used in 1998 to reward and incentivize executive officers and other key personnel and to retain them through the potential of capital gains and equity buildup in the Company. The Executive Compensation Committee determined the number of Stock Options granted based upon its evaluation of performance criteria mentioned above, along with the Executive Compensation Committee's subjective evaluation of each executive's ability to influence the Company's long-term growth and profitability. All Stock Options were issued at a price not less than the market price of the Common Shares on the date of grant. Because the value of the Stock Option should, over time, bear a direct relationship to the Company's share price, the Executive Compensation Committee believes the award of Stock Options represents an effective incentive to create value for the shareholders. During 1998, the Executive Compensation Committee granted Stock Options to purchase 1,949,500 Common Shares to twelve persons who currently serve as officers of the Company, the General Partner, or both.

    Vice Chairman and CEO Compensation. On March 1, 1999, the Executive Compensation Committee and the Board of Trust Managers approved and ratified the authorization by the General Partner of a cash bonus in the amount of $300,000 to the CEO. In approving such bonus, the Executive Compensation Committee gave substantial weight to the critical contributions that the CEO made to the Company's historical performance and to planning and implementing the positioning of the Company to take advantage of growth opportunities when changes in market conditions permit. The Company has completed more than $4.6 billion in acquisitions since the Initial Offering in 1994 and has increased its quarterly distributions by approximately 137.8% since the Initial Offering. The Executive Compensation Committee also noted that the stock price has increased from $12.50 per share since the Initial Offering to $21.375 at the time of the approval of the bonus on March 1, 1999. Further, total return to shareholders (consisting of appreciation in share price and distributions paid) increased by 139.5% from the Initial Offering through December 31, 1998. The Executive Compensation Committee also considered the amount and nature of compensation paid to similarly situated executives at other major office REITs and at other companies in the Dallas-Fort Worth area.

    On July 16, 1996, the Executive Compensation Committee and the Board of Trust Managers of the Company granted Unit Options to acquire 1,000,000 Units to the CEO. The Unit Plan provided for a seven-year vesting period and accelerated vesting of 250,000 Unit Options in the event the fair market value of the Common Shares equaled or exceeded $25.00 for each of ten consecutive trading days (determined based on the closing price on each such day), which it did on January 7, 1997. Effective March 9, 1998, the Executive Compensation Committee of the Company, which consists of Messrs. Meyerson and Rowsey, amended the vesting schedule of the CEO's Unit Options to provide for (i) the vesting of 107,143 Unit Options per year for the remainder of the term of such Unit Option,
(ii) accelerated vesting of 250,000 Unit Options at the time that the Fair Market Value of the Common Shares first equals or exceeds $50.00 per Common Share, and (iii) accelerated vesting of all remaining unvested

Unit Options at the time that the Fair Market Value of the Common Shares first equals or exceeds $60.00 per Common Share. The Fair Market Value of the Common Shares is defined as the average closing price of the Common Shares for the preceding ten consecutive trading days. The closing price of the Common Shares on the date of amendment of the vesting schedule was $35.3125. The Executive Compensation Committee believes that the exercise price, vesting provisions and other terms of the Unit Options provide a strong link between the future value of the Unit Options and the long-term value of the Common Shares, which will provide further incentives for the Vice Chairman and CEO to establish financial and operational objectives designed to further increase the value of the Company.


                                       EXECUTIVE COMPENSATION COMMITTEE

                                       Morton H. Meyerson
                                       Paul E. Rowsey, III


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Meyerson and Rowsey, who are the sole members of the Executive Compensation Committee of the Board of Trust Managers of the Company, have borrowed certain funds from the Operating Partnership in connection with the exercise of Stock Options, as described in "Certain Relationships and Related Transactions" below.

    In addition, Messrs. Rainwater, Goff and Haddock are executive officers and trust managers of the Company and members of the board of directors of COI. For 1998, the full board of directors of COI, upon recommendation by its compensation committee (comprised of Carl Thorne and Mr. Rowsey), made all COI compensation decisions (other than compensation of Mr. Haddock, who serves as the president and chief executive officer of COI).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth the beneficial ownership of Common Shares for (i) each shareholder of the Company who beneficially owns more than 5% of the Common Shares; (ii) the sole director of CREE, Ltd. And each named executive officer of the Company or CREE, Ltd.; and (iii) the sole director of CREE, Ltd. And the executive officers of the Company or CREE, Ltd. As a group. Unless otherwise indicated in the footnotes, all Common Shares, Preferred Shares and all Units are owned directly by the listed beneficial owner.

                        BENEFICIAL OWNERSHIP (1)

NAME AND ADDRESS OF              COMMON                     PERCENT OF
BENEFICIAL OWNER (2)             SHARES (3)(4)(5)         COMMON SHARES (6)
--------------------             ----------------         -----------------
Richard E. Rainwater.........          12,548,142(7)            9.5%
John C. Goff.................           2,706,095(8)            2.1%
Gerald W. Haddock............           2,246,078(9)            1.8%
David M. Dean................              80,204(10)             *
James M. Eidson, Jr..........             140,208(11)             *
William D. Miller............              55,560                 *
John L. Zogg. Jr.............              60,055(12)             *
Prudential Insurance
Company of America...........          16,030,725(13)           12.9%
   751 Broad Street
   Newark, New Jersey
   07102-3777
FMR Corp.....................           8,186,201(14)           6.6%
  82 Devonshire Street
  Boston, Massachusetts
  07102-377
Cohen & Steers Capital
Management, Inc. ............           6,454,400(15)           5.2%
   757 Third Avenue
   New York, New York
   10017
Director and Executive
Officers as a
Group  (16 persons) .........          18,553,211(7)(8)        14.2%
                                  (9)(10)(11)(12)(16)

----------

*    Less than 1%.

(1) All information is as of April 14, 1999 unless otherwise indicated. The number of Common Shares beneficially owned is reported on the basis of regulations of the Securities and Exchange Commission (the "Commission") governing the determination of beneficial ownership of securities. Accordingly, the number of Common Shares a person beneficially owns includes (i) the number of Common Shares that such person has the right to acquire within 60 days of April 14, 1999 upon the exercise of options to purchase Common Shares ("Stock Options") granted pursuant to the 1994 Crescent Real Estate Equities, Inc. Stock Incentive Plan (the "1994 Plan") and the 1995 Crescent Real Estate Equities, Inc. Stock Incentive Plan (as amended, the "1995 Plan"), (ii) the number of Common Shares that may be issued upon exchange of partnership units of the Operating Partnership ("Units") that such person owns for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange), and (iii) the number of Common Shares that may be issued upon exercise of options (the "Unit Options") granted under the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (the "Unit Plan") to purchase Units and the subsequent exchange of such Units for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange). In addition, the number of Common Shares a person beneficially owns is deemed to include the number of Common Shares issuable upon exchange of the Company's 6 3/4% Series A Convertible Cumulative Preferred Shares, each of which is currently convertible into .6119 Common Shares (the "Preferred Shares"). As of April 14, 1999, none of the persons listed in the Beneficial Ownership table, other than FMR Corp., and no executive officer not listed in the table, beneficially owned any Preferred Shares.

(2) Unless otherwise indicated, the address of each beneficial owner is 777 Main Street, Suite 2100, Fort Worth, Texas 76102.

(3) The number of Common Shares the following persons beneficially own includes the number of Common Shares indicated due to the vesting of unexercised Stock Options, as follows: Richard E. Rainwater -- 1,165,624; Gerald W. Haddock -- 1,731,042; David M. Dean -- 75,778; James M. Eidson, Jr. -- 138,100; William D. Miller -- 54,500; John L. Zogg, Jr. --53,300; and
     Director and Executive Officers as a Group --5,634,148.

(4) The number of Common Shares the following persons beneficially own includes the number of Common Shares owned indirectly through participation in the General Partner's 401(k) Plan as of December 31, 1998, as follows: Gerald
     W. Haddock -- 2,198; John L. Zogg, Jr. -- 1,755; David M. Dean -- 1,262; James M. Eidson, Jr. -- 770; William D. Miller -- 713; and Director and Executive Officers as a Group -- 14,453.

(5) The number of Common Shares the following persons beneficially own includes the number of Common Shares that may be issued upon exchange of Units that such person owns, as follows: Richard E. Rainwater -- 6,808,818; Gerald W. Haddock -- 512,838; and Director and Executive Officers as a Group -- 8,148,602.

(6) The percentage of Common Shares a person beneficially owns assumes that (i) as to any person listed in the Beneficial Ownership table, all Stock Options exercisable within 60 days of April 14, 1999 are exercised, all Unit Options exercisable within 60 days of April 14, 1999 are exercised and the Units so acquired are subsequently exchanged for Common Shares, all Units are exchanged for Common Shares, and all Preferred Shares are exchanged for Common Shares, and (ii) as to all other persons, no Stock Options or Unit Options are exercised, no Units are exchanged for Common Shares, and no Preferred Shares are exchanged for Common Shares.

(7) The number of Common Shares that Mr. Rainwater beneficially owns includes 460,000 Common Shares and 4,180 Common Shares that may be issued upon exchange of Units that Darla Moore, Mr. Rainwater's spouse, owns. Mr. Rainwater disclaims beneficial ownership of such Common Shares. In addition, the number of Common Shares that Mr. Rainwater beneficially owns includes 2,206,374 Common Shares and 6,335,564 Common Shares that may be issued upon exchange of Units that Mr. Rainwater owns indirectly, including
     (i) 12,346 Common Shares and 49,506 Common Shares that may be issued upon exchange of Units owned by Rainwater, Inc., a Texas corporation, of which Mr. Rainwater is the sole director and owner, (ii) 2,425,836 Common Shares that may be issued upon exchange of Units owned by Rainwater Investor Partners, Ltd., a Texas limited partnership, of which Rainwater, Inc. is the sole general partner, (iii) 555,424 Common Shares that may be issued upon exchange of Units owned by Rainwater RainAm Investors, L.P., a Texas limited partnership, of which Rainwater, Inc. is the sole general partner,
     (iv) 3,304,798 Common Shares that may be issued upon exchange of Units owned by Office Towers LLC, a Nevada limited liability company, of which Mr. Rainwater and Rainwater, Inc. own an aggregate 100% interest, and (v) 2,194,028 Common Shares owned by the Richard E. Rainwater 1995 Charitable Remainder Unitrust No. 1, of which Mr. Rainwater is the sole trustee and 85% beneficiary.

(8) The number of Units that Mr. Goff beneficially owns includes (i) 152,560 Common Shares that may be issued upon exchange of Units that the Goff Family, L.P., a Delaware limited partnership, owns, and (ii) 928,570 Common Shares that may be issued upon exchange of Units due to the vesting of Unit Options. Mr. Goff disclaims beneficial ownership of the Common Shares that may be issued upon exchange of Units that the Goff Family, L.P. owns in excess of his pecuniary interest in such Units.

(9) The number of Common Shares that Mr. Haddock beneficially owns includes (i) 101,706 Common Shares that may be issued upon exchange of Units owned by Haddock Family, L.P., a Delaware limited partnership, of which Mr. Haddock is the general partner, (ii) 928,570 Common Shares that may be issued upon exchange of Units due to the vesting of Unit Options, and (iii) 2,000 Common Shares that may be issued upon exchange of Units that Mr. Haddock's spouse owns. Mr. Haddock disclaims beneficial ownership of the Common Shares that may be issued upon exchange of Units that the Haddock Family, L.P. owns in excess of his pecuniary interest in such Units, and he disclaims beneficial ownership of the Common Shares that may be issued upon exchange of Units that his spouse owns.

(10) The number of Common Shares that Mr. Dean beneficially owns includes 664 Restricted Shares, which will vest (i.e., the restrictions will lapse) in June 2000. Mr. Dean has sole voting power with respect to these Restricted Shares.

(11) The number of Common Shares that Mr. Eidson beneficially owns includes 1,338 Common Shares that trusts established for the benefit of Mr. Eidson's minor children own. Mr. Eidson disclaims beneficial ownership of such Common Shares.

(12) The number of Common Shares that Mr. Zogg beneficially owns includes 1,000 Common Shares that Mr. Zogg's minor children own. Mr. Zogg disclaims beneficial ownership of such Common Shares..

(13) As reported in The Prudential Insurance Company of America ("Prudential")
     Schedule 13G/A ("Prudential Schedule 13G/A") dated February 12, 1999, Prudential beneficially owns 16,018,369 Common Shares. Prudential holds 4,767,551 of the 16,018,369 Common Shares for the benefit of its general account and has sole voting and dispositive power as to such Common Shares. Prudential holds 11,250,818 of the 16,018,369 Common Shares for its own benefit or for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates and has shared voting and dispositive power as to such Common Shares. All information presented above relating to Prudential is based solely on the Prudential Schedule 13G/A. In addition, the Company subsequently issued an additional 12,356 Common Shares to Prudential in connection with the conversion by Prudential, on behalf of its general account and certain funds that affiliates of Prudential advise, of the Company's Series B Convertible Preferred Shares.

 (14) As reported in the FMR Corp. Schedule 13G/A ("FMR Corp. Schedule 13G/A") dated February 1, 1999, Fidelity Management & Research Company ("Fidelity"), a registered investment adviser and a wholly owned subsidiary of FMR Corp., beneficially owns 7,590,834 Common Shares, none of which it has the power to vote. The number of Common Shares that Fidelity Management beneficially owns includes 156,034 Common Shares resulting from the assumed conversion of 255,000 Preferred Shares. In addition to such 7,590,834 Common Shares, Fidelity Management Trust Company ("Fidelity Management"), a wholly owned subsidiary of FMR Corp., beneficially owns 595,366 Common Shares, each of which it has the sole power to vote. The number of Common Shares that Fidelity Management beneficially owns includes 85,666 Common Shares resulting from the assumed conversion of 55,000 Preferred Shares. Fidelity beneficially owns 7,590,834 Common Shares as a result of serving as investment adviser to various registered investment companies (the "Funds"). Each of (i) Edward
      C. Johnson III, chairman of FMR Corp., (ii) Abigail P. Johnson, a director of FMR Corp., (iii) FMR Corp., through its control of Fidelity, and (iv) the Funds, has sole power to dispose of such 7,590,834 Common Shares that the Funds own. Neither FMR Corp., Edward C. Johnson III nor Abigail Johnson has the sole power to vote or direct the voting of the Common Shares that the Funds own, which power resides with the Funds' boards of trustees. Fidelity carries out voting of the Common Shares under written guidelines that the Funds' boards of trustees establish. Fidelity Management beneficially owns 595,366 Common Shares as a result of its serving as investment manager of certain institutional accounts. Each of Edward C. Johnson III, Abigail Johnson and FMR Corp., through its control of Fidelity Management, has sole dispositive power over such 595,366 Common Shares, sole voting power over 563,466 Common Shares and no voting power over 31,900 Common Shares that the institutional accounts own. All information presented herein relating to FMR Corp., Fidelity and Fidelity Management is based solely on the FMR Corp. Schedule 13G/A.

(15) As reported in the Cohen & Steers Capital Management, Inc. ("Cohen & Steers") Schedule 13G/A ("Cohen & Steers Schedule 13G/A") dated February 8, 1999, Cohen & Steers beneficially owns 6,454,400 Common Shares. Cohen & Steers has the sole power to dispose of all such 6,454,400 Common Shares and the sole power to vote 5,540,000 of such Common Shares. All information presented herein relating to Cohen & Steers is based solely on the Cohen & Steers Schedule 13G/A.

(16) The number of shares that the trust managers and executive officers as a group beneficially own includes an aggregate of 1,392 Restricted Shares that two executive officers other than Mr. Dean hold. Such Restricted Shares will vest (i.e., the restrictions will lapse) in June 2000. Such executive officers have sole voting power with respect to their respective Restricted Shares


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For purposes of the discussion in this Item 13, the term "Company" includes, unless the context otherwise requires, the Operating Partnership and the other subsidiaries of the Company, in addition to the Company.

    In July 1996, in connection with the acquisition of Canyon Ranch-Tucson, the Operating Partnership obtained from Mr. Zuckerman, who subsequently became a trust manager of the Company in November 1996, and Jerrold Cohen an option (the "Option") to acquire, in three equal installments, up to 30% of a management company to be formed by Messrs. Zuckerman and Cohen for the licensing and use of the "Canyon Ranch" name in locations and for services and products beyond Canyon Ranch-Tucson and Canyon Ranch-Lenox. In July, 1998, the Operating Partnership assigned the Option to CRL Investments, Inc. ("CRL"), a company owned 95% by the Operating Partnership and 5% (representing 100% of the voting securities of CRL) by COI. In connection with formation of CRL, the Operating Partnership contributed $0.95 million and COI contributed $50,500. CRL exercised the first installment of the Option by paying $1 million to obtain a 10% economic interest in CR License, LLC ("CR License"), the management company that Messrs. Zuckerman and Cohen formed. CRL has the opportunity during the next two years to pay an additional $5 million to obtain an additional 20% interest in CR License. Contemporaneously, CRL acquired a 50% interest in CR Las Vegas LLC, an entity that will operate and be the lessee of a Canyon Ranch day spa in the Venetian Hotel in Las Vegas. Through CRL and CR License, the Operating Partnership has an effective 52.25% economic interest in the Canyon Ranch day spa project. To enable CRL to exercise future options with respect to CR License and to fund its obligations to partnerships such as CR Las Vegas, the Operating Partnership extended to CRL a $7 million credit facility ("CRL Facility"), which bears interest at 12% per annum and matures August 1, 2003. The Operating Partnership has committed to invest $8 million in equity in CRL. During the first quarter of 1999, the Operating Partnership and COI made an equity contribution in CRL, on a pro rata basis, in the amount of $2.33 million, and CRL borrowed $2.33 million from the Operating Partnership under the CRL Facility. Substantially all of these amounts have been contributed to CR Las Vegas. The amount outstanding under the CRL Facility is $2.33 million.

    Effective March 14, 1996, March 14, 1997 and March 30, 1998, the Company loaned to Mr. Meyerson, an independent trust manager of the Company, $187,425, $45,311 and $45,297, respectively, on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Meyerson used the proceeds of the first loan, with $75.00 in cash, to acquire 15,000 Common Shares pursuant to the exercise of 15,000 Stock Options that were granted to him on May 5, 1994 under the 1994 Plan. Mr. Meyerson used the proceeds of the second loan, together with $14.00 in cash, to acquire 2,800 Common Shares pursuant to the exercise of 2,800 Stock Options that were granted to him on March 14, 1996 under the 1995 Plan. Mr. Meyerson used the proceeds of the third loan, together with $28.00 in cash, to acquire 2,800 Common Shares pursuant to the exercise of 2,800 Stock Options that were granted to him on March 14, 1996 under the 1995 Plan. In April 1999, Mr. Meyerson assigned his loans, the 7,500 Units and the 5,600 Common Shares securing these loans to Big Bend III Investments L.P. ("Big Bend"), of which Mr. Meyerson is a 49.5% limited partner, and of which a corporation that Mr. Meyerson wholly owns is a 1% general partner.

    Effective July 17, 1996, February 2, 1998 and June 12, 1998, the Company loaned to Mr. Frank, an independent trust manager of the Company, $187,425, $45,298 and $120,869 respectively, on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Frank used the proceeds of the first loan, together with $75.00 in cash, to acquire 15,000 Common Shares pursuant to the exercise of 15,000 Stock Options that were granted to him on May 5, 1994 under the 1994 Plan. Mr. Frank used the proceeds of his second loan, together with $28.00 in cash, to acquire 2,800 Common Shares pursuant to the exercise of 2,800 Stock Options that were granted to him on March 14, 1996 under the 1995 Plan. Mr. Frank used the proceeds of the third loan, together with $56.00 in cash, to acquire 5,600 Common Shares pursuant to the exercise of 2,800 Stock Options that were granted to him on March 14, 1996 under the 1995 Plan and 2,800 Stock Options that were granted to him on June 9, 1997 under the 1995 Plan.

    Effective June 10, 1997, the Company loaned to Mr. Rowsey, an independent trust manager of the Company, $419,997 on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Rowsey used the proceeds of his loan, together with $328.00 in cash, to acquire 30,000 Common Shares pursuant to the exercise of 30,000 Stock Options that were granted to him on May 5, 1994 under the 1994 Plan, and 2,800 Common Shares pursuant to the exercise of 2,800 Stock Options that were granted to him on March 14, 1996 under the 1995 Plan.

    Each of the loans made to Messrs. Meyerson, Frank or Rowsey bears interest at a fixed annual rate equal to the distribution yield on the Common Shares as of March 14, 1996, March 14, 1997 and March 30, 1998 (for the respective loans originally made to Mr. Meyerson), July 17, 1996, February 2, 1998 and June 12, 1998 (for Mr. Frank's respective loans), and June 10, 1997 (for Mr. Rowsey's loan), in each case, the effective date of the applicable loan. Each loan is payable, interest only, on a quarterly basis from distributions paid with respect to such Common Shares, with a final payment of all accrued and unpaid interest, plus the entire original principal balance, due on March 14, 2001, March 14, 2002 and March 30, 2003 (for the respective loans originally made to Mr. Meyerson), on July 17, 2001, February 2, 2003 and June 12, 2003 (for Mr. Frank's respective loans), and on June 10, 2002 (for Mr. Rowsey's loan). The loans originally made to Mr. Meyerson are secured by 7,500 Units, 2,800 Common Shares and 2,800 Common Shares, respectively, that Big Bend owns; Mr. Frank's loans are secured by 15,000 Common Shares, 2,800 Common Shares and 5,600 Common Shares, respectively, that Mr. Frank owns; and Mr. Rowsey's loan is secured by 32,800 Common Shares that Mr. Rowsey owns. As of December 31, 1998, accrued interest in the aggregate amount of $8,286 was outstanding on the loans originally made to Mr. Meyerson, accrued interest in the aggregate amount of $8,375 was outstanding on Mr. Frank's loans, and accrued interest in the amount of $9,718 was outstanding on Mr. Rowsey's loan.

    In April 1997, the Company established COI to be the lessee and operator of certain assets to be acquired by the Company and to perform the Intercompany Agreement, pursuant to which each party agreed to provide the other with rights to participate in certain transactions. Messrs. Rainwater and Goff are, respectively, the Chairman of the Board and the Vice Chairman of the Board of both the Company and COI, and Mr. Haddock serves as the President, Chief Executive Officer and a member of the Board of the Company, COI and the General Partner. Messrs. Frank and Rowsey are members of the Board of the Company and of COI. As of April 14, 1999, Messrs. Rainwater, Goff and Haddock owned an aggregate approximately 17.7% of the outstanding common stock of COI through their ownership of 1,647,026 shares of COI common stock and 456,713 shares underlying vested stock options.

    In connection with the formation and capitalization of COI, the Company contributed $14.1 million to COI and loaned approximately $35.9 million to COI pursuant to a five-year loan (the "COI Term Loan"), which bears interest at 12% per annum and is collateralized by a lien on certain assets that COI now owns or may acquire in the future. Also in connection with COI's formation, the Company established a $20.4 million line of credit (the "Line of Credit"), which bears interest at 12% per annum. The Line of Credit was amended in August 1998 to increase the amount available to $30.4 million. The Line of Credit is cross-defaulted and cross-collateralized with the COI Term Loan and matures no later than June 2007. As of December 31, 1998, the outstanding principal balance on the COI Term Loan was approximately $24.22 million, and accrued interest was approximately $0.50 million. As of December 31, 1998, the outstanding principal balance on the Line of Credit was $27.7 million, with accrued interest of approximately $18,500. In March 1999, COI made a principal payment of $13.2 million, which represented a permanent reduction of the amount available under the Line of Credit to $17.2 million.

    In connection with the acquisition by COI, effective July 31, 1997, of the companies that leased certain Crescent-owned hotel properties, COI acquired 100% of an entity that has outstanding debt under notes of approximately $2.4 million and $0.65 million (collectively, the "CR Notes") payable to the Company in connection with acquisition of Canyon Ranch-Tucson. The CR Notes bear interest at a rate of 10.75% per annum, are secured by deeds of trust for certain real and personal property and mature in August 2003. The aggregate outstanding balance at December 31, 1998 on the CR Notes was approximately $2.24 million. In addition, in connection with this transaction, COI acquired 100% of an entity that has outstanding debt under a promissory note of approximately $0.19 million (the "Sonoma Note") payable to the Company in connection with acquisition of Sonoma Mission Inn & Spa. The Sonoma Note bears interest at a rate of 7.5% per annum and matures in November 2006. The outstanding balance of the Sonoma Note at December 31, 1998 was approximately $ 0.19 million.

    In connection with COI's acquisition on September 22, 1997 of a two-thirds interest in the joint venture that owns the Houston Center Athletic Club and a $5.0 million note receivable from the joint venture, the Company made a loan to COI of $0.8 million ("Houston Center Note"), which bears interest at 8.5% per annum. The Houston Center Note is secured by COI's interest in the joint venture and matures on September 22, 2002. As of December 15, 1998, the outstanding balance of the Houston Center Note was approximately $0.64 million.

    Until September 1998, Messrs. Haddock and Goff owned, collectively, 66.67% of the voting securities (representing approximately 6.67% of the outstanding stock) of Crescent Development Management Corp., a Delaware corporation ("CDMC"), and they, together with Harry Frampton (collectively, the "CDMC Holders"), comprised CDMC's board of directors. The Operating Partnership owns 90% of the outstanding stock (all of which is nonvoting) of CDMC. Effective September 11, 1998, the CDMC Holders entered into a partnership agreement (the "Partnership Agreement") with COI to form COPI Colorado, L.P., a Delaware limited partnership ("COPI Colorado"). As of September 22, 1998, each CDMC Holder contributed to COPI Colorado all of his shares of CDMC voting stock (collectively, the "CDMC Shares") in exchange for an approximately 16.67% limited partner interest in COPI Colorado. Prior thereto, COI had contributed to COPI Colorado $9.0 million in cash in exchange for a 50% general partner interest in COPI Colorado. As a result, COI owns a 50% managing interest in COPI Colorado, and the CDMC Holders own a 50% investment interest in COPI Colorado. COI funded its contribution to COPI Colorado using the proceeds from a $9 million term loan from the Operating Partnership ("COPI Colorado Note"). The COPI Colorado Note bears interest at 12% per annum, with interest payable quarterly, and matures in May 2002. The COPI Colorado Note is secured by COI's general partner interest in COPI Colorado and is cross-collateralized and cross-defaulted with COI's other borrowings from the Operating Partnership. As of December 31, 1998, the COPI Colorado Note had an outstanding principal balance of $9 million and accrued interest of $183,000.

    As of December 31, 1998, three credit facilities that the Operating Partnership extended to CDMC were outstanding: (i) a $40.2 million line of credit due August 31, 2004 and bearing interest at the rate of 11.5% per annum ("CDMC Credit Facility"), (ii) a $3.1 million note payable to the Operating Partnership maturing June 2005 and bearing interest at the rate of 12% per annum; and (iii) a $22.9 million credit facility due January 2003 and bearing interest at 12% per annum. The aggregate outstanding balance of those facilities as of December 31, 1998 is $53.58 million, and they are cross-defaulted and cross-collateralized with CDMC's interests in the real estate development companies and resort management company in which the loan proceeds have been invested. Effective January 1, 1999, the Operating Partnership and CDMC entered into a modification of the CDMC Credit Facility, increasing the size of the credit facility from $40.2 million to $48.2 million, but restricting the use of advances to specified existing real estate development projects. The Operating Partnership extended an additional credit facility to CDMC dated January 1, 1999 in the amount of $40 million to fund certain future real estate development projects. This facility bears interest at 11.5% per annum and matures December 31, 2006. Additionally, the Operating Partnership guarantees approximately $3 million of mortgage loan indebtedness of a general partnership in which CDMC's wholly-owned subsidiary holds a nonmanaging minority interest; the Operating Partnership made that guaranty in consideration, in part, for an option from CDMC's subsidiary to purchase its interest in that partnership.

    Messrs. Haddock and Goff own in the aggregate a 5% economic interest (representing all of the voting common stock) in DBL Holdings, Inc. ("DBL"), and the Company owns all of the nonvoting common stock (representing a 95% economic interest) in DBL. In connection with DBL's purchase of a 12.39% limited partner interest (the "Mavericks Interest") in the partnership that owns the Dallas Mavericks, the Operating Partnership loaned $10.08 million to DBL pursuant to a loan agreement and related term note (the "DBL Mavericks Loan"). The DBL Mavericks Loan bears interest at the rate of 12% per annum and matures June 2002. Generally, interest under the DBL Mavericks Loan is payable quarterly to the extent of cash flow derived from all sources other than DBL-CBO, Inc.,

DBL's newly-formed wholly-owned subsidiary ("DBL-CBO"). On December 31, 1998, the outstanding principal balance of the DBL Mavericks Loan, was $11.77 million, and outstanding interest was approximately $0.56 million. The DBL Mavericks Loan agreement prohibits pledges of the Mavericks Interest.

    On March 31, 1999, DBL-CBO acquired a $5.97 million aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Islands limited liability company (the "Juniper Notes"). DBL-CBO obtained the funds to purchase the Juniper Notes by selling all of the equity interest in DBL-CBO (the "Equity Interest") to DBL for $6 million. DBL, in turn, obtained the purchase price for the Equity Interest pursuant to a $6 million loan agreement and related term note (the "DBL Juniper Loan") from the Operating Partnership that is secured by the Equity Interest. The DBL Juniper Loan matures April 2011 and accrues interest at the rate of 12% per annum. Generally, interest under the DBL Juniper Loan is payable quarterly to the extent of cash flow derived from DBL-CBO. Under the DBL Juniper Loan agreement, DBL has agreed (i) to prepay the DBL Juniper Loan to the extent of any prepayment of the Juniper Notes, (ii) to cause DBL-CBO to distribute to DBL, in its capacity as DBL-CBO's sole shareholder, substantially all of the interest payments that DBL-CBO receives on the Juniper Notes, and (iii) to cause DBL-CBO not to engage in any business activity other than acquiring and holding the Juniper Notes.

    In 1997, COI and Magellan Health Services, Inc. ("Magellan") formed CBHS to operate 90 behavioral healthcare facilities (the "Behavioral Healthcare Facilities") that the Company acquired in 1997 from a subsidiary of Magellan. Until November 1998, Mr. Goff served as chairman of the CBHS governing board. Mr. Rainwater, either directly or indirectly, owns 2,457,278 shares of Magellan, and approximately 1,212,483 warrants to purchase Magellan's common stock. Messrs. Goff and Haddock and the Company also own, directly or indirectly, shares or warrants to acquire shares of Magellan common stock. COI and Magellan each own a 50% interest in CBHS. CBHS leases the Behavioral Healthcare Facilities from the Company pursuant to a lease with an initial 12-year term (subject to four, five-year renewal options at fair market rates) for annual base rent of approximately $42.8 million (received during 1998), increasing annually at a 5% compounded annual rate. The lease provides for CBHS to pay base rent of approximately $45.0 million during 1999.

    CBHS, Magellan and the Company entered into a letter agreement dated November 10, 1998, in which the Company agreed to use the proceeds in excess of $4.4 million from the sale of certain Behavioral Healthcare Facilities that the Company owns ("Aggregate Sales Proceeds") to purchase certain behavioral healthcare facilities that Magellan owns. The Company currently has received outstanding offers to buy two of the Company facilities, the sale of either would cause the Aggregate Sales Proceeds to exceed $4.4 million and trigger the Company's purchase obligation.

    Darla D. Moore is married to Mr. Rainwater and is a director of Magellan. As part of the arrangements pursuant to which Mr. Rainwater acquired securities of Magellan, an affiliate of Mr. Rainwater has the right to designate a nominee acceptable to Magellan for election as a director of Magellan for so long as Mr. Rainwater and his affiliates continue to beneficially own a specified minimum number of shares of Magellan common stock. Mr. Rainwater's affiliate proposed Ms. Moore as its nominee for director, and the Magellan board elected Ms.
Moore as director on February 22, 1996.

    Effective March 12, 1999, the Company, Vornado Realty Trust ("Vornado"), affiliated entities that owned or operated approximately 101 refrigerated storage properties (the "Refrigerated Storage Properties") and COI restructured their investment in the Refrigerated Storage Properties (the "Restructuring"). In the Restructuring, the affiliated entities that owned any portion of the business operations of the Refrigerated Storage Properties sold their ownership to a newly formed partnership (the "Refrigerated Storage Operating Partnership"), of which Vornado Operating L.P. owns 60% and a newly formed subsidiary of COI owns 40%, in consideration of the payment of $48.7 million by the Refrigerated Storage Operating Partnership. The Refrigerated Storage Operating Partnership, as lessee, entered into triple-net master leases of the Refrigerated Storage Properties. Each of the Refrigerated Storage Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. The leases provide for an aggregate annual base rental rate of $123 million for the first through fifth lease years, $126 million for the sixth through tenth lease years and $130.5 million for the 11th through 15th lease years, plus percentage rent based on the gross revenues received from customers at the Refrigerated Storage Properties above a specified amount.

    In addition, in connection with the Restructuring, and also effective March 12, 1999, the Company purchased from COI an additional 4% nonvoting interest in the two subsidiaries of the Company that have an indirect interest in the Refrigerated Storage Properties for an aggregate purchase price of $13.2 million. As a result, the economic interest of the Company in each of the two subsidiaries increased from 95% to 99%, which increased the Company's indirect ownership interest in the Refrigerated Storage Properties from 38% to 39.6%, and the economic interest of COI in the two subsidiaries decreased from 5% to 1%, which decreased COI's indirect ownership interest in the Refrigerated Storage Properties from 2% to 0.4%. The Company also granted COI an option to require the Company to purchase COI's remaining 1% interest in both or either of the two subsidiaries at such time as the purchase would not, in the opinion of counsel to the Company, adversely affect the status of the Company as a REIT for an aggregate price, payable by the Company, of approximately $3.4 million. In connection with the Restructuring, the Company established a new line of credit in the principal amount of $19.5 million available to COI at an interest rate of 9% per annum, all of which was outstanding as of April 14, 1999.

    On April 24, 1998, the Company and COI acquired a 94.9% economic interest and a 5% economic interest, respectively, in Corporate Arena Associates, Inc. ("CAA"). CAA owns an undivided 6.19% interest in certain acreage on which the multi-purpose sports arena (the "Arena") is to be built in Dallas, Texas for the Dallas Stars, a National Hockey League club, and the Dallas Mavericks, a National Basketball Association club, as well as in the Arena. The common stock that the Company owns in CAA is nonvoting. The common stock that COI owns in CAA is also nonvoting; however, COI has limited consent rights under a Shareholders Agreement among the three shareholders executed in connection with the transaction. As of March 31, 1999, the Company's total contribution to CAA was $3.43 million. On September 16, 1998, the Company and COI acquired a 9.9% interest and a 2.6051% interest, respectively, as limited partners in Hillwood/1642, Ltd. ("Hillwood"), a partnership that owns certain acreage surrounding the Arena that may be developed for commercial purposes. As of March 31, 1999, the Company's contribution to Hillwood was $3.95 million.

    As of December 31, 1998, the Company owned nine hotel and resort properties (collectively, the "Hotel Properties") that the Company leased to subsidiaries of COI (the "Hotel Lessees") pursuant to nine separate leases ("Hotel Leases"). Under the Hotel Leases, each having an initial term of ten years, the Hotel Lessees assumed the rights and obligations of the property owner under any related management agreement with the hotel operators, as well as the obligation to pay all property taxes and other charges against the property. Each of the Hotel Leases provides for the respective Hotel Lessee to pay (i) base rent, with periodic rent increases, if applicable, and (ii) percentage rent based on a percentage of gross revenues, room revenues, food and beverage revenues, or a combination thereof, if applicable, above a specified amount. The Hotel Lessees paid an aggregate of approximately $52.19 million in base and percentage rent under the Hotel Leases to the Company during the year ended December 31, 1998. The Hotel Leases entitle the Company to receive an aggregate amount of $37.44 million for base rent, in addition to amounts for percentage rent, from the Hotel Lessees during 1999.

    In addition to the Hotel Properties, the Company owns the Renaissance Houston Hotel and is negotiating an agreement with a Marriott affiliate to manage the Renaissance Houston Hotel, in which case it is expected that (i) the Company will terminate its lease with the current tenant of the hotel, and (ii) a subsidiary of COI would become the tenant of Renaissance Houston Hotel under a lease with terms comparable to those of the Hotel Leases described above ("COI Subsidiary Lease"). It is anticipated that the COI Subsidiary Lease will require annual base rent payments in the amount of $1.1 million for the first year of the COI Subsidiary Lease, to increase to $6 million during the ten-year term, in addition to percentage rent.

    COI executed a Master Guaranty and other guaranties pursuant to which COI unconditionally guarantees payment and performance under the Hotel Leases by the Hotel Lessee solely from COI's hotel and resort related assets and income streams. COI provided the Master Guaranty in exchange for the Company's agreement to eliminate from the Hotel Leases certain net worth requirements and cash distribution limitations applicable to the Hotel Lessees.

    In early 1998, Mr. Rainwater proposed to purchase an undeveloped residential lot located at Canyon Ranch-Tucson (the "Lot") from the Operating Partnership at a price equal to the fair market value of the Lot. Arthur Andersen LLP appraised the Lot and determined its market value to be $275,000.

Mr. Rainwater closed on the purchase of the Lot on March 8, 1999, and paid $275,000 for the Lot. The Audit Committee confirmed and ratified this transaction.

    Alan D. Friedman became an employee and President of Development and Private Equity of the General Partner on July 17, 1998. Prior to that time, Trisept, Inc., of which Mr. Friedman owns 100% of the stock, performed consulting services for the Operating Partnership. The amounts paid for the services that Trisept, Inc. performed for the Operating Partnership from January 1, 1998 through July 16, 1998 totaled approximately $385,500.

    Management believes that the foregoing transactions are on terms no less favorable than those that could have been obtained in comparable transactions with unaffiliated parties.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1)  Financial Statements

         Report of Independent Public Accountants

         Crescent Real Estate Equities Limited Partnership Consolidated Balance Sheets at December 31, 1998 and 1997.

         Crescent Real Estate Equities Limited Partnership Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

         Crescent Real Estate Equities Limited Partnership Consolidated Statements of Partners' Capital for the years ended December 31, 1998, 1997 and 1996.

         Crescent Real Estate Equities Limited Partnership Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

         Crescent Real Estate Equities Limited Partnership Notes to Financial Statements.

(a)(2)  Financial Statement Schedules

         Schedule III - Crescent Real Estate Equities Limited Partnership Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 1998.

         All other schedules have been omitted either because they are not applicable or because the required information has been disclosed in the Financial Statements and related notes included in the consolidated and combined statements.

(a)(3)  Exhibits


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------

3.01 Second Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of November 1, 1997, as amended (filed as Exhibit 10.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Company 1998 10-K") of
               Crescent Real Estate Equities Company (the "Company") and incorporated herein by reference)

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------

4.01 Indenture, dated as of September 22, 1997, between the Registrant and State Street Bank and Trust Company, of Missouri, N.A. (filed as Exhibit 4.01 to the Registration Statement on Form S-4 (File
               No. 333-42293) of the Registrant (the "Form S-4") and incorporated herein by reference)

4.02           Restated Declaration of Trust of the Company (filed as Exhibit
               4.01 to the Registration Statement on Form S-3 (File No.
               333-21905) of the Company and incorporated herein by reference)

4.03 Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 3.02 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (the "Company 3Q 10-Q") of the
               Company and incorporated herein by reference)

4.04 6-5/8% Note due 2002 of the Registrant (filed as Exhibit No. 4.07 to the Quarterly Report on Form 10-Q for the fiscal quarter ended
               June 30, 1998 (the "Company 2Q 10-Q") of the Company and incorporated herein by reference)

4.08 7-1/8% Note due 2007 of the Registrant (filed as Exhibit No. 4.08 to the Company 2Q 10-Q and incorporated herein by reference)

10.01 Noncompetition Agreement of Richard E. Rainwater, as assigned to the Registrant on May 5, 1994 (filed as Exhibit 10.02 to the
               Annual Report on Form 10-K for the Fiscal year ended December 31,
               1997 (the "Company 1997 10-K") of the Company and incorporated herein by reference)

10.02          Noncompetition Agreement of John C. Goff, as assigned to the
               Registrant on May 5, 1994 (filed as Exhibit 10.03 to the Company
               1997 10-K and incorporated herein by reference)

10.03          Noncompetition Agreement of Gerald W. Haddock, as assigned to the
               Registrant on May 5, 1994 (filed as Exhibit 10.04 to the Company
               1997 10-K and incorporated herein by reference)

10.04          Employment Agreement of John C. Goff, as assigned to the
               Registrant on May 5, 1997, and as further amended (the "Goff
               Employment Agreement") (filed as Exhibit 10.05 to the Company
               1997 10-K and incorporated herein by reference)

10.05          Amendment No. 5 to the Goff Employment Agreement, dated March 10,
               1998 (filed as Exhibit 10.29 to the Form S-4 and incorporated herein by reference)

10.06          Employment Agreement of Gerald W. Haddock, as assigned to the
               Registrant on May 5, 1994, and as further amended (the "Haddock
               Employment Agreement") (filed as Exhibit 10.06 to the Company
               1997 10-K and incorporated herein by reference)

10.07          Amendment No. 4 to the Haddock Employment Agreement, dated March
               10, 1998 (filed as Exhibit 10.30 to the Form S-4 and incorporated herein by reference)

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
10.08          Amendment No. 5 to the Haddock Employment Agreement, dated March
               1, 1999 (filed as Exhibit 10.09 to the Company 1998 10-K and incorporated herein by reference)

10.09 Form of Officer's and Trust Managers' Indemnification Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit 10.07 to the Form
               S-4 and incorporated herein by reference)

10.10          Crescent Real Estate Equities Company 1994 Stock Incentive Plan
               (filed as Exhibit 10.07 to the Registration Statement on Form
               S-11 (File No. 33-75188) of the Company and incorporated by reference)

10.11          Crescent Real Estate Equities, Ltd. First Amended and Restated
               401(k) Plan, as amended (filed as Exhibit 10.12 to the Company
               1998 10-K and incorporated herein by reference)

10.12          Second Amended and Restated 1995 Crescent Real Estate Equities
               Company Stock Incentive Plan (filed as Exhibit 10.13 to the Form
               S-4 and incorporated herein by reference)

10.13          Amended and Restated 1995 Crescent Real Estate Equities Limited
               Partnership Unit Incentive Plan (filed as Exhibit 99.01 to the
               Registration Statement on Form S-8 (File No. 333-3452) of the
               Company and incorporated herein by reference)

10.14          1996 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan (filed as Exhibit 10.01 to the Current Report on
               Form 8-K dated and filed September 27, 1996 of the Company and incorporated herein by reference)

10.15          Master Lease Agreement, dated June 16, 1997, as amended, between
               Crescent Real Estate Funding VII, L.P. and Charter Behavioral
               Health Systems, LLC and its subsidiaries, relating to the Behavioral Healthcare Properties (filed as Exhibit 10.27 to the
               Company 1997 10-K and incorporated herein by reference)

10.16          Fifth Amended and Restated Revolving Credit Agreement, dated June
               30, 1998 among the Registrant, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the Company 2Q
               10-Q and incorporated herein by reference)

10.18          Intercompany Agreement, dated June 3, 1997, between the
               Registrant and Crescent Operating, Inc. (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-25223) of
               Crescent Operating, Inc. and incorporated herein by reference)

12.01          Statement Regarding Computation of Ratios of Earnings to Fixed
               Charges and Preferred Share Dividends (filed herewith)

21.01          List of Subsidiaries (filed herewith)

27.01          Financial Data Schedule (filed herewith)

(b)      Reports on Form 8-K

              None.

(c)      Exhibits

              See Item 14(a)(3) above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 1999.


                                  CRESCENT REAL ESTATE EQUITIES LIMITED
                                  PARTNERSHIP


                                  By: CRESCENT REAL ESTATE EQUITIES, LTD., its General Partner


                                  By:  /s/ GERALD W. HADDOCK
                                       -----------------------------------------
                                           Gerald W. Haddock
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

      SIGNATURE                         TITLE                        DATE
      ---------                         -----                        -----
/s/ Gerald W. Haddock         Sole Director, President and       April 15, 1999
------------------------      Chief Executive Officer of
    Gerald W. Haddock         CREE, Ltd. (Principal Executive
                              Officer)


/s/ Jack I. Tompkins          Executive Vice President and       April 15, 1999
------------------------      Chief Financial Officer of
    Jack I. Tompkins          CREE, Ltd. (Principal Financial
                              and Accounting Officer)


    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
   SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT

         No annual report to security holders covering the Registrant's last fiscal year or proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been sent to security holders or is to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------

3.01 Second Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of November 1, 1997, as amended (filed as Exhibit 10.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Company 1998 10-K") of
               Crescent Real Estate Equities Company (the "Company") and incorporated herein by reference)

4.01 Indenture, dated as of September 22, 1997, between the Registrant and State Street Bank and Trust Company, of Missouri, N.A. (filed as Exhibit 4.01 to the Registration Statement on Form S-4 (File
               No. 333-42293) of the Registrant (the "Form S-4") and incorporated herein by reference)

4.02           Restated Declaration of Trust of the Company (filed as Exhibit
               4.01 to the Registration Statement on Form S-3 (File No.
               333-21905) of the Company and incorporated herein by reference)

4.03 Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 3.02 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (the "Company 3Q 10-Q") of the
               Company and incorporated herein by reference)

4.04 6-5/8% Note due 2002 of the Registrant (filed as Exhibit No. 4.07 to the Quarterly Report on Form 10-Q for the fiscal quarter ended
               June 30, 1998 (the "Company 2Q 10-Q") of the Company and incorporated herein by reference)

4.08 7-1/8% Note due 2007 of the Registrant (filed as Exhibit No. 4.08 to the Company 2Q 10-Q and incorporated herein by reference)

10.01 Noncompetition Agreement of Richard E. Rainwater, as assigned to the Registrant on May 5, 1994 (filed as Exhibit 10.02 to the
               Annual Report on Form 10-K for the Fiscal year ended December 31,
               1997 (the "Company 1997 10-K") of the Company and incorporated herein by reference)

10.02          Noncompetition Agreement of John C. Goff, as assigned to the
               Registrant on May 5, 1994 (filed as Exhibit 10.03 to the Company
               1997 10-K and incorporated herein by reference)

10.03          Noncompetition Agreement of Gerald W. Haddock, as assigned to the
               Registrant on May 5, 1994 (filed as Exhibit 10.04 to the Company
               1997 10-K and incorporated herein by reference)

10.04          Employment Agreement of John C. Goff, as assigned to the
               Registrant on May 5, 1997, and as further amended (the "Goff
               Employment Agreement") (filed as Exhibit 10.05 to the Company
               1997 10-K and incorporated herein by reference)

10.05          Amendment No. 5 to the Goff Employment Agreement, dated March 10,
               1998 (filed as Exhibit 10.29 to the Form S-4 and incorporated herein by reference)

10.06          Employment Agreement of Gerald W. Haddock, as assigned to the
               Registrant on May 5, 1994, and as further amended (the "Haddock
               Employment Agreement") (filed as Exhibit 10.06 to the Company
               1997 10-K and incorporated herein by reference)

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
10.07          Amendment No. 4 to the Haddock Employment Agreement, dated March
               10, 1998 (filed as Exhibit 10.30 to the Form S-4 and incorporated herein by reference)

10.08          Amendment No. 5 to the Haddock Employment Agreement, dated March
               1, 1999 (filed as Exhibit 10.09 to the Company 1998 10-K and incorporated herein by reference)

10.09 Form of Officer's and Trust Managers' Indemnification Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit 10.07 to the Form
               S-4 and incorporated herein by reference)

10.10          Crescent Real Estate Equities Company 1994 Stock Incentive Plan
               (filed as Exhibit 10.07 to the Registration Statement on Form
               S-11 (File No. 33-75188) of the Company and incorporated by reference)

10.11          Crescent Real Estate Equities, Ltd. First Amended and Restated
               401(k) Plan, as amended (filed as Exhibit 10.12 to the Company
               1998 10-K and incorporated herein by reference)

10.12          Second Amended and Restated 1995 Crescent Real Estate Equities
               Company Stock Incentive Plan (filed as Exhibit 10.13 to the Form
               S-4 and incorporated herein by reference)

10.13          Amended and Restated 1995 Crescent Real Estate Equities Limited
               Partnership Unit Incentive Plan (filed as Exhibit 99.01 to the
               Registration Statement on Form S-8 (File No. 333-3452) of the
               Company and incorporated herein by reference)

10.14          1996 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan (filed as Exhibit 10.01 to the Current Report on
               Form 8-K dated and filed September 27, 1996 of the Company and incorporated herein by reference)

10.15          Master Lease Agreement, dated June 16, 1997, as amended, between
               Crescent Real Estate Funding VII, L.P. and Charter Behavioral
               Health Systems, LLC and its subsidiaries, relating to the Behavioral Healthcare Properties (filed as Exhibit 10.27 to the
               Company 1997 10-K and incorporated herein by reference)

10.16          Fifth Amended and Restated Revolving Credit Agreement, dated June
               30, 1998 among the Registrant, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the Company 2Q
               10-Q and incorporated herein by reference)

10.18          Intercompany Agreement, dated June 3, 1997, between the
               Registrant and Crescent Operating, Inc. (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-25223) of
               Crescent Operating, Inc. and incorporated herein by reference)

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------

12.01          Statement Regarding Computation of Ratios of Earnings to Fixed
               Charges and Preferred Share Dividends (filed herewith)

21.01          List of Subsidiaries (filed herewith)

27.01          Financial Data Schedule (filed herewith)