Form 10-Q
period 1999-03-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 1999-05-17
CIK 1010958

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1999
                           COMMISSION FILE NO 1-13038


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


              777 Main Street, Suite 2100, Fort Worth, Texas 76102
      --------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)


       Registrant's telephone number, including area code (817) 321-2100


       Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: None


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


PART I:  FINANCIAL INFORMATION                                                                     PAGE

Item 1.  Financial Statements
         Consolidated  Balance Sheets as of March 31, 1999  (Unaudited) and December 31,
         1998 (audited)...................................................................           3

         Consolidated Statements of Operations for the three months ended March 31,
         1999 and 1998 (Unaudited)........................................................           4

         Consolidated Statement of Partner's Capital for the three months ended
         March 31, 1999 (Unaudited).......................................................           5

         Consolidated Statements of Cash Flows for the three months ended March 31,
         1999 and 1998 (Unaudited)........................................................           6

         Notes to Financial Statements....................................................           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................................          18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................          42

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................          42

Item 2.  Changes in Securities............................................................          42

Item 3.  Defaults Upon Senior Securities..................................................          42

Item 4.  Submission of Matters to a Vote of Security Holders..............................          42

Item 5.  Other Information................................................................          42

Item 6.  Exhibits and Reports on Form 8-K.................................................          42

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                (Notes 1 and 2)

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    1999              1998
                                                                                ------------      ------------
                                                                                 (UNAUDITED)        (AUDITED)
ASSETS:
   Land                                                                         $    396,491      $    400,690
   Land held for development or sale                                                  95,282            95,282
   Building and improvements                                                       3,585,847         3,569,774
   Furniture, fixtures and equipment                                                  66,465            63,626
   Less - accumulated depreciation                                                  (418,434)         (387,457)
                                                                                ------------      ------------
               Net investment in real estate                                       3,725,651         3,741,915

   Cash and cash equivalents                                                          76,066           109,828
   Restricted cash and cash equivalents                                               35,870            46,841
   Accounts receivable, net                                                           27,558            32,585
   Deferred rent receivable                                                           81,164            73,635
   Investments in real estate mortgages and
       equity of unconsolidated companies                                            742,698           743,516
   Notes receivable, net                                                             185,259           187,063
   Other assets, net                                                                 124,008           110,566
                                                                                ------------      ------------
               Total assets                                                     $  4,998,274      $  5,045,949
                                                                                ============      ============


LIABILITIES:
   Borrowings under Credit Facility                                             $    634,480      $    660,000
   Notes payable                                                                   1,717,792         1,658,156
   Accounts payable, accrued expenses and other liabilities                          109,556           149,442
                                                                                ------------      ------------
              Total liabilities                                                    2,461,828         2,467,598
                                                                                ------------      ------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                                   26,209            26,727

PARTNERS' CAPITAL:
   Series A Preferred Units, 8,000,000 Units issued and outstanding
     at March 31, 1999                                                               200,000           200,000
   Units of Partnership Interests, 68,858,500 and 68,823,252 issued and outstanding at March 31, 1999 and December 31, 1998,
      respectively:
     General partner -- outstanding 623,551 and 622,777                                3,418             3,815
     Limited partners' -- outstanding 68,234,949 and 68,200,475                    2,314,534         2,352,846
   Accumulated other comprehensive income                                             (7,715)           (5,037)
                                                                                ------------      ------------
              Total partners' capital                                              2,510,237         2,551,624
                                                                                ------------      ------------
              Total liabilities and partners' capital                           $  4,998,274      $  5,045,949
                                                                                ============      ============

  The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per unit data)
                                (Notes 1 and 3)

                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                            --------------------------------
                                                                        (UNAUDITED)
                                                                 1999                1998
                                                            ------------        ------------
REVENUES:
   Office and retail properties                             $    150,022        $    126,428
   Hotel properties                                               15,404              12,874
   Behavioral healthcare properties                               13,823              13,823
   Interest and other income                                       6,498               8,024
                                                            ------------        ------------
          Total revenues                                         185,747             161,149
                                                            ------------        ------------
EXPENSES:
   Real estate taxes                                              20,746              16,097
   Repairs and maintenance                                        11,024               8,700
   Other rental property operating                                32,612              29,891
   Corporate general and administrative                            4,114               3,147
   Interest expense                                               42,481              34,283
   Amortization of deferred financing costs                        3,069               1,140
   Depreciation and amortization                                  33,647              26,582
   Settlement of merger dispute                                   15,000                --
                                                            ------------        ------------
          Total expenses                                         162,693             119,840
                                                            ------------        ------------

          Operating income                                        23,054              41,309

OTHER INCOME:
   Equity in net income of unconsolidated
     companies                                                    16,606               5,845
                                                            ------------        ------------


INCOME BEFORE MINORITY INTERESTS                                  39,660              47,154
   Minority interests                                               (245)               (400)
                                                            ------------        ------------

NET INCOME                                                        39,415              46,754


PREFERRED UNIT DIVIDENDS                                          (3,375)             (1,575)

FORWARD SHARE PURCHASE
  AGREEMENT RETURN                                                (2,152)               --
                                                            ------------        ------------


NET INCOME AVAILABLE TO PARTNERS                            $     33,888        $     45,179
                                                            ============        ============


PER UNIT DATA:
   Net Income - Basic                                       $       0.49        $       0.69
                                                            ============        ============

   Net Income - Diluted                                     $       0.48        $       0.67
                                                            ============        ============


  The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                (NOTES 1 AND 9)
                                  (UNAUDITED)

                                                                                                    ACCUMULATED
                                                   PREFERRED          GENERAL         LIMITED          OTHER             TOTAL
                                                   PARTNERS'          PARTNER'S       PARTNERS'     COMPREHENSIVE       PARTNERS'
                                                    CAPITAL           CAPITAL         CAPITAL          INCOME           CAPITAL
                                                  -----------        -----------    -----------     --------------     -----------

Partners' capital, December 31, 1998              $   200,000        $     3,815    $ 2,352,846     $       (5,037)    $ 2,551,624

Contributions                                            --                 --              992               --               992
Distributions                                            --                 (757)       (74,984)              --           (75,741)
Net income                                               --                  360         35,680               --            36,040
Accumulated other comprehensive income                   --                 --             --               (2,678)         (2,678)
                                                  -----------        -----------    -----------     --------------     -----------

Partners' capital, March 31, 1999                 $   200,000        $     3,418    $ 2,314,534     $       (7,715)    $ 2,510,237
                                                  ===========        ===========    ===========     ==============     ===========



  The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                               (NOTES 1, 2 AND 4)

                                                                                    FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                ----------------------------
                                                                                         (UNAUDITED)
                                                                                   1999              1998
                                                                                ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $   39,415        $   46,754
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                                36,716            27,722
       Minority interests                                                              245               400
       Non-cash compensation                                                            20                24
       Distributions received in excess of equity in earnings
         from unconsolidated companies                                                --               6,905
       Equity in earnings in excess of distributions received
         from unconsolidated companies                                              (9,019)             --
       Decrease in accounts receivable                                               5,027             6,064
       Increase in deferred rent receivable                                         (7,529)           (8,809)
       Decrease (increase) in other assets                                           2,635           (18,538)
       Decrease in restricted cash and cash equivalents                             12,485            11,140
       Decrease in accounts payable, accrued
         expenses and other liabilities                                            (39,886)          (48,056)
                                                                                ----------        ----------
            Net cash provided by operating activities                               40,109            23,606
                                                                                ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of investment properties                                           --            (421,354)
       Development of investment properties                                         (2,471)           (5,416)
       Capital expenditures - rental properties                                     (3,267)           (8,481)
       Tenant improvement and leasing costs - rental properties                    (14,744)          (14,241)
       (Increase) decrease in restricted cash and cash equivalents                  (1,514)            3,869
       Investment in unconsolidated companies                                       (7,421)           (2,289)
       Investment in residential development companies                              13,980            13,892
       Escrow deposits - acquisition of investment properties                         --                 (80)
       Decrease in notes receivable                                                  1,804             8,132
                                                                                ----------        ----------
            Net cash used in investing activities                                  (13,633)         (425,968)
                                                                                ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt financing costs                                                           (741)              127
       Forward Share Purchase Agreement                                            (14,740)             --
       Borrowings under Credit Facility                                             26,400           335,050
       Payments under Credit Facility                                              (51,920)         (228,050)
       Debt proceeds                                                                60,000           158,100
       Debt payments                                                                  (364)             (297)
       Capital distributions - joint venture partner                                  (763)             (763)
       Capital contributions to the Operating Partnership                              972           191,328
       Distributions from the Operating Partnership                                (79,082)          (51,272)
                                                                                ----------        ----------
            Net cash (used in) provided by financing activities                    (60,238)          404,223
                                                                                ----------        ----------


(DECREASE) INCREASE IN CASH AND
        CASH EQUIVALENTS                                                           (33,762)            1,861
CASH AND CASH EQUIVALENTS,
       Beginning of period                                                         109,828            66,063
                                                                                ----------        ----------
CASH AND CASH EQUIVALENTS,
       End of period                                                            $   76,066        $   67,924
                                                                                ==========        ==========



  The accompanying notes are an integral part of these financial statements.

                 CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("CREE, Ltd."), which owns an approximately 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 89% limited partner interest in the Operating Partnership, with the remaining approximately 10% limited partner interest held by other limited partners. The Operating Partnership directly or indirectly owns substantially all of the economic interests in seven single purpose limited partnerships (all formed for the purpose of obtaining securitized debt), with the remaining interests owned indirectly by the Company through seven separate corporations, each of which is a wholly owned subsidiary of CREE, Ltd. and a general partner of one of the seven limited partnerships.

         All of the limited partners of the Operating Partnership other than the Company own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximately 89% limited partner interest has been treated as equivalent, for purposes of this report, to 62,355,069 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,503,431 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 623,551 units.

         As of March 31, 1999, the Operating Partnership directly or indirectly owned a portfolio of real estate assets (the "Properties"). The Properties include 89 office properties (collectively referred to as the "Office Properties") located primarily in 17 metropolitan submarkets in Texas with an aggregate of approximately 31.8 million net rentable square feet, seven retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately 0.8 million net rentable square feet, seven full-service hotels with a total of 2,247 rooms and two destination health and fitness resorts that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties") real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own interests in 13 residential development properties (collectively referred to as the "Residential Development Properties"), and 88 behavioral healthcare properties (collectively referred to as the "Behavioral Healthcare Properties"). As of March 31, 1999, the Operating Partnership, through two subsidiaries (the "Crescent Subsidiaries"), owned an indirect 39.6% interest in three partnerships (collectively referred to as the "Refrigerated Storage Partnerships") each of which owned one or more corporations or limited liability companies (collectively referred to as the "Refrigerated Storage Corporations") which directly or indirectly owned 92 refrigerated storage properties (collectively referred to as the "Refrigerated Storage Properties") with an aggregate of approximately 463.4 million cubic feet (19.2 million square feet). The Operating Partnership also has a 42.5% partnership interest in a partnership, the primary holdings of which consist of a 364-room executive conference center and general partner interests, ranging from one to 50%, in additional office, retail, multi-family and industrial properties.

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

         The following table sets forth, by subsidiary, the Properties owned by such subsidiary as of March 31, 1999:

Operating Partnership:       62 Office Properties, six Hotel Properties and five Retail Properties

Crescent Real Estate         The Aberdeen, The Avallon,  Caltex House, The Citadel, The Crescent Atrium, The Crescent
Funding I, L.P.:             Office Towers, Regency Plaza One, UPR Plaza and Waterside Commons
("Funding I")

Crescent Real Estate         Albuquerque Plaza,  Barton Oaks Plaza One,  Briargate Office and Research Center,  Hyatt
Funding II, L.P.:            Regency  Albuquerque,  Hyatt Regency Beaver Creek, Las Colinas Plaza,  Liberty Plaza I &
("Funding II")               II,  MacArthur  Center  I  &  II,  Ptarmigan  Place,   Stanford  Corporate  Centre,  Two
                             Renaissance Square and 12404 Park Central

Crescent Real Estate         Greenway Plaza Portfolio(1)
Funding III, IV and V,
L.P.:
("Funding III, IV and V")

Crescent Real Estate         Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate         Behavioral Healthcare Properties
Funding VII, L.P."
("Funding VII")

-------------------------------------------
 (1) Funding III owns the Greenway Plaza Portfolio, except for the central heated and chilled water plant building and Coastal Tower Office Property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Operating Partnership's Form 10-K for the year ended December 31, 1998.

         Certain reclassifications have been made to previously reported amounts to conform with the current presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and would have had no material impact on the Operating Partnership's financial statements for the quarter ended March 31, 1999.

3.   EARNINGS PER UNIT OF PARTNERSHIP INTEREST:

         SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution, while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                             For the three months ended March 31,
                               --------------------------------------------------------------------
                                            1999                                 1998
                                            ----                                 ----
                                          Wtd. Avg.   Per Unit                 Wtd. Avg.   Per Unit
                               Income       Units      Amount       Income       Units      Amount
                               ------       -----      ------       ------       -----      ------
Basic EPS -
Net income available
     to partners...........   $ 33,888      68,850    $    0.49    $ 45,179      65,532    $   0.69
                                                      =========                            ========

Effect of dilutive
securities:
    Unit options...........       --         1,071                     --         2,344

Diluted EPS -
Net income available
     to partners...........   $ 33,888      69,921    $    0.48    $ 45,179      67,876    $   0.67
                              ========      ======    =========    ========      ======    ========

4. SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                -------------------------
                                                                   1999           1998
                                                                ----------     ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid .............................................     $   48,793     $   39,854

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
Issuance of operating partnership units in conjunction with
   settlement of an obligation ............................           --            8,522
Unrealized loss on available-for-sale securities ..........          2,678           --
Forward Share Purchase Agreement Return ...................          2,152           --


5.   SEGMENT REPORTING:

         Beginning with the year ended December 31, 1998, the Operating Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Operating Partnership currently has five major operating segments: the Office and Retail Segment; the Hospitality Segment; the Refrigerated Storage Segment; the Residential Development Segment and the Behavioral Healthcare Segment. Therefore, operating segments for SFAS No. 131 were determined on the same basis. Management organizes the segments within the Operating Partnership based on property type for making operating decisions and assessing performance.

         The Operating Partnership uses Funds from Operations ("FFO") as the measure of segment profit or loss. FFO, based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with Generally Accepted Accounting Principles, "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance of an equity REIT and its operating partnership, and therefore for the operating segments contained therein. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of REITs (other than the Company) or other partnerships because these REITs or partnerships may not apply the definition of FFO in the same manner as the Operating Partnership.

         Selected financial information related to each segment for the three months ended March 31, 1999 and 1998 is presented below.

                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------------
                                                                      1999                    1998
                                                                 ------------            ------------
REVENUES:
     Office and Retail Segment                                   $    150,022            $    126,428
     Hospitality Segment                                               15,404                  12,874
     Behavioral Healthcare Segment                                     13,823                  13,823
     Refrigerated Storage Segment                                        --                      --
     Residential Development Segment                                     --                      --
     Corporate and other                                                6,498                   8,024
                                                                 ------------            ------------
     TOTAL CONSOLIDATED REVENUE                                  $    185,747            $    161,149
                                                                 ============            ============

FUNDS FROM OPERATIONS:
     Office and Retail Segment                                   $     89,107            $     74,046
     Hospitality Segment                                               15,198                  12,625
     Behavioral Healthcare Segment                                     13,823                  13,823
     Refrigerated Storage Segment                                       8,280                   5,962
     Residential Development Segment                                   13,300                   9,554
     Corporate and other adjustments:
         Interest expense                                             (42,481)                (34,283)
         Preferred unit dividends                                      (3,375)                 (1,575)
         Other                                                          3,179                   6,539
         Corporate G & A                                               (4,114)                 (3,147)
                                                                 ------------            ------------
     TOTAL FUNDS FROM OPERATIONS                                 $     92,917            $     83,544
                                                                 ------------            ------------
ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
CONSOLIDATED NET INCOME BEFORE MINORITY INTEREST:
      Depreciation and amortization of real estate assets        $    (32,877)           $    (26,051)
      Settlement of merger dispute                                    (15,000)                   --
      Minority interests                                                  245                     400
      Adjustment for investments in real estate
       mortgages and equity of unconsolidated companies:
      Office and Retail Segment                                        (1,732)                 (1,425)
      Refrigerated Storage Segment                                     (2,571)                 (5,893)
      Residential Development Segment                                  (4,671)                 (4,979)
      Corporate and other                                                 (26)                    (17)
      Preferred unit dividends                                          3,375                   1,575
                                                                 ------------            ------------
      CONSOLIDATED NET INCOME BEFORE MINORITY INTEREST           $     39,660            $     47,154
                                                                 ============            ============
EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES:
      Office and Retail Segment                                  $      1,961            $      1,201
      Hospitality Segment                                                --                      --
      Behavioral Healthcare Segment                                      --                      --
      Refrigerated Storage Segment                                      5,709                      69
      Residential Development Segment                                   8,629                   4,575
      Corporate and other                                                 307                     --
                                                                 ------------            ------------
      TOTAL EQUITY IN NET INCOME OF UNCONSOLIDATED
      COMPANIES                                                  $     16,606            $      5,845
                                                                 ============            ============
IDENTIFIABLE ASSETS:
      Office and Retail Segment                                  $  3,212,881            $  3,019,977
      Hospitality Segment                                             452,362                 411,861
      Behavioral Healthcare Segment                                   383,389                 384,870
      Refrigerated Storage Segment                                    281,436                 155,012
      Residential Development Segment                                 275,720                 298,821
      Corporate and other                                             392,486                 324,059
                                                                 ------------            ------------
      TOTAL IDENTIFIABLE ASSETS                                  $  4,998,274            $  4,594,600
                                                                 ============            ============

         Crescent Operating, Inc. and its subsidiaries ("COI") and Charter Behavioral Health Systems, LLC ("CBHS") are the largest single lessees of the Operating Partnership in terms of total rental revenues derived through their leases. Total rental revenues from each of COI and CBHS for the quarter ended March 31, 1999 were approximately 8% of the Operating Partnership's total rental revenues. COI was the primary lessee of the Hotel Properties for the quarter ended March 31, 1999, and CBHS was the sole lessee of the Behavioral Healthcare Properties during that period.

6. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

        The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies:

                                                                                           OPERATING PARTNERSHIP OWNERSHIP
                ENTITY                                CLASSIFICATIONS                            AS OF MARCH 31, 1999
----------------------------------------    ---------------------------------------        -----------------------------------
Desert Mountain Development Corporation     Residential Development Corporation                         95%(1)
Houston Area Development Corp.              Residential Development Corporation                         94%(1)
The Woodlands Land Company, Inc.            Residential Development Corporation                         95%(1)
Crescent Development Management Corp.       Residential Development Corporation                         90%(1)
Mira Vista Development Corp.                Residential Development Corporation                         94%(1)
Crescent CS Holdings Corp.                          Crescent Subsidiary                                 99%(2)
Crescent CS Holdings II Corp.                       Crescent Subsidiary                                 99%(2)
The Woodlands Commercial
    Properties Company, L.P.                Other (various commercial properties)                       42.5%
Main Street Partners, L.P.                  Other (office property - Bank One Center)                     50%


---------------------
(1) See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.
(2) The Crescent Subsidiaries have a 40% interest in three partnerships each of which owns one or more corporations or limited liability companies. Accordingly, each of the Crescent Subsidiaries has an indirect 40% interest in the Refrigerated Storage Properties. This percentage reflects the restructuring, effective March 12, 1999, of the Operating Partnership's investment in the Refrigerated Storage Properties, as described in Note 10.

The Operating Partnership reports its share of income and losses based on its ownership interest in the respective equity investments. The following summarized information for all unconsolidated companies has been presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Refrigerated Storage Corporations," and "Other," as applicable, as of March 31, 1999.

 BALANCE SHEETS AT MARCH 31, 1999:

                                                      RESIDENTIAL         REFRIGERATED
                                                      DEVELOPMENT          STORAGE
                                                      CORPORATIONS        CORPORATIONS        OTHER
                                                     --------------      --------------    ----------
    Real estate, net ..........................      $      633,113      $    1,275,459    $  472,264
    Cash ......................................              17,573                --          28,661
    Other assets ..............................             162,179             138,964        62,691
                                                     --------------      --------------    ----------
        Total Assets ..........................      $      812,865      $    1,414,423    $  563,616
                                                     ==============      ==============    ==========

    Notes payable .............................      $      321,121      $      602,298    $  273,291
    Notes payable to the Operating
    Partnership................................             157,335                --          15,668
    Other liabilities .........................             116,444             154,539        14,940
    Equity ....................................             217,965             657,586       259,717
                                                     --------------      --------------    ----------
         Total Liabilities and Equity .........      $      812,865      $    1,414,423    $  563,616
                                                     ==============      ==============    ==========

Operating  Partnership's  investments  in  real
   estate mortgages and equity of
   unconsolidated companies ...................      $      275,720      $      281,436    $  185,542
                                                     ==============      ==============    ==========

SUMMARY STATEMENTS OF OPERATIONS:

                                                      FOR THE THREE MONTHS ENDED
                                                             MARCH 31, 1999
                                            ----------------------------------------------
                                            RESIDENTIAL       REFRIGERATED
                                            DEVELOPMENT         STORAGE
                                            CORPORATIONS      CORPORATIONS        OTHER
                                           -------------      ------------      ----------
Total revenues ......................      $      90,213      $    140,454      $   25,289
Expenses:
   Operating expense ................             69,887            99,632           9,719
   Interest expense .................                711            11,335           4,431
   Depreciation & Amortization ......              2,424            15,178           4,216
   Taxes ............................              5,254               419             (12)
                                           -------------      ------------      ----------
 Total expenses .....................             78,276           126,564          18,354
                                           -------------      ------------      ----------

Net income ..........................      $      11,937      $     13,890      $    6,935
                                           =============      ============      ==========
Operating Partnership's equity in net
   income of unconsolidated companies      $       7,608      $      5,709      $    3,289
                                           =============      ============      ==========

7.       NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

The following is a summary of the Operating Partnership's debt financing at March 31, 1999:           BALANCE AT
                                                                                                       MARCH 31,
                                                                                                         1999
                                                                                                    --------------
SECURED DEBT
BankBoston Term Note due October 30, 2001, bears interest at the Eurodollar rate plus 325 basis points or the Base Rate (as defined in the Note) plus 100 basis points (at March 31,
1999, the rate was 8.19% based on the Eurodollar rate) with a three-year interest-only term secured by Greenway I and IA, BP Plaza, Washington Harbour, Bank One Tower, Frost Bank Plaza,
Central Park Plaza, 3333 Lee Parkway, The Addison and Reverchon Plaza Office Properties...          $ 320,000

                                                                                                       BALANCE AT
                                                                                                        MARCH 31,
                                                                                                          1999
                                                                                                    ---------------
LaSalle Note I bears interest at 7.83% with an initial seven-year  interest-only term (through
August 2002),  followed by principal  amortization  based on a 25-year  amortization  schedule
through maturity in August 2027(1), secured by the Funding I Properties........................          239,000

Merrill Lynch Promissory Note due September 14, 1999, bears interest at an initial rate of
30-day LIBOR plus 200 basis points (at March 31, 1999, the rate was 6.94%) with an interest-
only term, secured by the Houston Center mixed-use Property complex and the Four Seasons
Hotel - Houston................................................................................          184,299

LaSalle  Note II bears  interest  at  7.79%  with an  initial  seven-year  interest-only  term
(through  March 2003),  followed by  principal  amortization  based on a 25-year  amortization
schedule through maturity in March 2028(2), secured by the Funding II Properties................         161,000

LaSalle Note III due July 1999,  bears  interest at 30-day LIBOR plus a weighted  average rate of 2.135%  (at March  31,  1999 the rate was  7.07%),  subject  to a rate cap of 10%,  with an
interest-only term, secured by the Funding III, IV and V Properties.............................         115,000

Chase  Manhattan  Note due September 30, 2001,  bears interest at 30-day LIBOR plus an average rate of 1.75% (at March 31, 1999, the rate was 6.69%) with an interest-only  term,  secured by
the Fountain Place Office Property..............................................................          97,123

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only  term,  secured by
the  MCI Tower Office Property and Denver Marriott City Center Hotel Property...................          63,500

Metropolitan  Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization schedule,  secured by the Energy Centre Office
Property........................................................................................          44,183

Metropolitan  Life Note III due December  1999,  bears  interest at 7.74% with an  interest-only
term, secured by the Datran Center Office Property..............................................          40,000

Northwestern Note due January 2003, bears interest at 7.65% with an interest-only  term, secured
by the 301 Congress Avenue Office Property......................................................          26,000

Metropolitan  Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest  payments based on a 20-year  amortization  schedule,  secured by five of The Woodlands
Office Properties...............................................................................          11,692

Nomura  Funding VI Note bears  interest at 10.07% with monthly  principal and interest  payments based on a 25-year  amortization  schedule  through  maturity  in July  2020(3),  secured by the
Funding VI Property.............................................................................           8,567

Metropolitan  Life Note IV due December 1999, bears interest at 7.11% with monthly principal and interest payments based on a 15-year amortization schedule,  secured by the Datran Center Office
Property........................................................................................           6,681

Rigney  Note due June 2012,  bears  interest  at 8.50% with  quarterly  principal  and  interest
payments based on a 15-year amortization schedule, secured by a parcel of land..................             747

                                                                                                     BALANCE AT
                                                                                                      MARCH 31,
                                                                                                        1999
                                                                                                    -----------
UNSECURED DEBT
Line of Credit with BankBoston, N.A. ("BankBoston") ("Credit Facility") (see
description of Credit Facility below)...........................................................        634,480

2007 Notes bear  interest  at a fixed rate of 7.50% with a ten-year  interest-only  term,  due
September 2007(4)...............................................................................        250,000

2002 Notes bear  interest at a fixed rate of 7.00% with a five-year  interest-only  term,  due
September 2002(4)...............................................................................        150,000
                                                                                                    -----------

     Total Notes Payable........................................................................    $ 2,352,272
                                                                                                    ===========


------------------------------------------------

(1) In August 2007, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,000.
(2) In March 2006, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,000.
(3) The Operating Partnership has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty.
(4) The notes were issued in an offering registered with the Securities and Exchange Commission ("SEC").

         The combined aggregate principal amounts, either at maturity or in the form of scheduled principal installments due pursuant to borrowings under the Credit Facility and other indebtedness of the Operating Partnership, are as follows:

                                                                                       (In Thousands)
                      1999......................................................            $346,928
                      2000......................................................             635,839
                      2001......................................................             429,181
                      2002......................................................             215,655
                      2003......................................................              72,201
                      Thereafter................................................             652,468
                                                                                       -------------
                                                                                         $ 2,352,272
                                                                                       =============

CREDIT FACILITY

         On June 30, 1998, the Credit Facility was increased to $850,000 (currently limited to $750,000 of borrowing capacity, subject to increase based upon certain events) to enhance the Operating Partnership's financial flexibility in making new real estate investments. The interest rate on advances under the Credit Facility is the Eurodollar rate plus 137 basis points. As of March 31, 1999, the interest rate was 6.31%. The Credit Facility is unsecured and expires in June 2000. In connection with the refinancing of a BankBoston term note, the Operating Partnership used $90,000 of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the Credit Facility. As a result, the Operating Partnership's borrowing capacity under the Credit Facility is currently limited to $660,000. The Credit Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. As of March 31, 1999, the Operating Partnership was in compliance with all covenants.

8.   MINORITY INTEREST:

         Minority interest represents joint venture interests held by third parties.

9.   PARTNERS' CAPITAL:

         In connection with its issuances of securities, the Company contributes the net proceeds of these issuances to the Operating Partnership for its use in exchange for an increase in its limited partner interest in the Operating Partnership.

UNITS EXCHANGED

         Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the three months ended March 31, 1999, there were 42,097 units exchanged for 84,194 common shares of the Company.

COMMON SHARE ISSUANCE

         On March 25, 1999, the Company issued an additional 12,356 common shares to the former holder of the Series B Preferred Shares in settlement of a dispute regarding the calculation of the conversion rate used in the conversion, on November 30, 1998, of the Series B Preferred Shares into the Company's common shares.

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

         Under the Forward Share Purchase Agreement, the Company is committed to settle its obligations under the agreement by purchasing 4,700,000 common shares from UBS by August 12, 1999. The price to be paid by the Company for the 4,700,000 common shares (the "Settlement Price") will be determined on the date the Company settles the Forward Share Purchase Agreement and will be calculated based on the gross proceeds the Operating Partnership received from the original issuance of common shares to UBS, plus a forward accretion component equal to 90-day LIBOR plus 75 basis points, minus an adjustment for the Company's distributions paid to UBS. The forward accretion component represents a guaranteed rate of return to UBS.

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

         On February 18, 1999, the Company delivered cash collateral of approximately $14,700 in lieu of the issuance of additional common shares, as permitted under the Forward Share Purchase Agreement, as a result of a decline in the market price of the common shares. (See Note 12, Subsequent Events).

         At March 31, 1999, this instrument was anti-dilutive using both the Company's average share price for the quarter and the closing price on March 31, 1999. Therefore, no additional common shares were included in the calculation of diluted earnings per share for the three months ended March 31, 1999.

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

DISTRIBUTIONS

Units

         On February 17, 1999, the Operating Partnership paid a distribution on its units of $75,707, or $1.10 per unit to holders of record on January 27, 1999. The distribution represented an annualized distribution of $4.40 per unit.

Preferred Units

         On February 16, 1999, the Operating Partnership paid a distribution on its Series A Preferred units of $3,375, or $.422 per unit, to the Company, which was the sole holder of record of Series A Preferred units on January 29, 1999. The dividend represented an annualized dividend of $1.69 unit.

10.   INVESTMENTS

         Effective March 12, 1999, the Company, Vornado Realty Trust ("Vornado"), the Refrigerated Storage Partnerships, the Refrigerated Storage Corporations (including all affiliated entities that owned any portion of the business operations of the Refrigerated Storage Properties at that time) and COI restructured their investment in the Refrigerated Storage Properties (the "Restructuring"). In the Restructuring, the Refrigerated Storage Corporations (including all affiliated entities that owned any portion of the business operations of the Refrigerated Storage Properties) sold their ownership of the business operations to a newly formed partnership (the "Refrigerated Storage

Operating Partnership") owned 60% by Vornado Operating L.P. and 40% by a newly formed subsidiary of COI, in consideration of the payment of $48,700 by the Refrigerated Storage Operating Partnership. The Refrigerated Storage Operating Partnership, as lessee, entered into triple-net master leases of the Refrigerated Storage Properties with certain of the Refrigerated Storage Corporations. Each of the Refrigerated Storage Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. The leases provide for an aggregate annual base rental rate of $123,000 for the first through fifth lease years, $126,000 for the sixth through 10th lease years and $130,500 for the 11th through 15th lease years, plus percentage rent based on the gross revenues received from customers at the Refrigerated Storage Properties above a specified amount.

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

         In addition, in connection with the Restructuring and also effective in March 1999, the Operating Partnership purchased from COI an additional 4% nonvoting interest in each of the Crescent Subsidiaries for an aggregate purchase price of $13,200. As a result, the Operating Partnership holds an indirect 39.6% interest in the Refrigerated Storage Partnerships and COI holds an indirect .4% interest in the Refrigerated Storage Partnerships. The Operating Partnership also granted COI an option to require the Operating Partnership to purchase COI's remaining 1% interest in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Operating Partnership, adversely affect the status of the Company as a REIT, for an aggregate price, payable by the Operating Partnership, of approximately $3,300.

       In connection with these transactions, the Operating Partnership established a new line of credit in the principal amount of $19,500 available to COI at an interest rate of 9% per annum.

11.  PENDING INVESTMENT

         On December 8, 1998, Tower Realty Trust ("Tower"), Reckson Associates Realty Corporation ("Reckson"), and Metropolitan Partners, LLC ("Metropolitan") entered into a revised agreement and plan of merger that superseded the merger agreement to which the Company was a party at that time, under which Metropolitan has agreed to acquire Tower for a combination of cash and Reckson exchangeable Class B common shares. The Company, Reckson and Metropolitan have agreed that the Operating Partnership's investment in Metropolitan will be an $85,000 preferred member interest in Metropolitan. The investment will have a cash flow preference of 7.5% for a two-year period and may be redeemed by Metropolitan within the two-year period for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Operating Partnership. If Metropolitan does not redeem the preferred interest upon expiration of the two-year period, the Operating Partnership may convert the interest either into
(i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price of $24.61.

         In connection with the revised agreement, the Operating Partnership contributed $10,000 of the $85,000 required capital contribution to Metropolitan in December 1998 and agreed to make the additional $75,000 capital contribution to Metropolitan when all of the conditions to the funding have been met, which is expected to occur in the second quarter of 1999.

12.  SUBSEQUENT EVENTS:

DISTRIBUTIONS

Units

         On April 5, 1999, the Operating Partnership declared a distribution on its units of $76,494, or $1.10 per unit to holders of record on April 27, 1999. The distribution represents an annualized distribution of $4.40 per unit and is payable on May 18, 1999.

Preferred Units

         On April 15, 1999, the Operating Partnership declared a distribution on its Series A Preferred units of $3,376 or $.422 per unit to the Company, which was the sole holder of record of Series A preferred units on April 30, 1999. The distribution represents an annualized distribution of $1.69 per unit and is payable on May 14, 1999.

STATION CASINOS, INC. ("STATION")

         On April 14, 1999, the Company and Station entered into an agreement (the "Settlement Agreement") for the mutual settlement and release of all claims between the Company and Station arising out of the Agreement and Plan of Merger between the Company and Station, which the Company terminated in August 1998. As part of the Settlement Agreement, the Company paid $15,000 to Station on April 22, 1999, which had been accrued by the Operating Partnership at March 31, 1999.

FORWARD SHARE PURCHASE AGREEMENT

         On April 29, 1999, the Company issued 747,598 common shares to UBS, in substitution for the $14,700 cash collateral which the Company delivered on February 18, 1999 in lieu of common shares. In connection with the issuance of the additional shares, the Company received an additional limited partner interest in the Operating Partnership.

INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         On April 29, 1999, a partnership in which Crescent Development Management Corp. ("CDMC") has a 64% economic interest, finalized the purchase of "The Commons", a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres is expected to be commercially developed by another firm, thus providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage connects with several major entertainment and recreational facilities including Coors Field (home to the Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal and recurring nature. The information herein should be read in conjunction with the more detailed information contained in the Operating Partnership's Form 10-K for the year ended December 31, 1998. Capitalized terms used but not otherwise defined herein, shall have the meanings ascribed to those terms in the footnotes to the financial statements.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as "believe", "expect" and "may". Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Operating Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are set forth in the Company's Current Report on Form 8-K/A dated April 17, 1998 and filed May 14, 1999. Among the factors that might cause such a difference are the following: changes in real estate conditions (including rental rates and competing properties); changes in industries in which the Operating Partnership's principal tenants compete; changes in the financial condition of existing tenants; the Operating Partnership's ability to timely lease unoccupied square footage and timely release occupied square footage upon expiration; the Operating Partnership's ability to generate revenues sufficient to meet debt service payments and other operating expenses; financing risks, such as the availability of funds sufficient to service existing debt, changes in interest rates associated with its variable rate debt, the availability of equity and debt financing terms acceptable to the Operating Partnership, the possibility that the Operating Partnership's outstanding debt (which requires so-called "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Operating Partnership and the fact that interest rates under the line of credit held by BankBoston ("Credit Facility") and certain of the Operating Partnership's other financing arrangements may increase; the concentration of a significant percentage of the Operating Partnership's assets in Texas; the existence of complex regulations relating to the Company's status as a REIT and the adverse consequences of the failure to qualify as such; changes in general economic conditions; the Operating Partnership's inability to control its tenants and the management and operation of its Residential Development Properties and the Refrigerated Storage Properties; and other risks detailed from time to time in the Operating Partnership's and the Company's filings with the Securities and Exchange Commission ("SEC"). Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Operating Partnership undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

OFFICE AND RETAIL SEGMENT

         Office Property net operating income increased by approximately 10% for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, for the 27.1 million square feet of office properties owned as of January 1, 1998. For these properties, the weighted average occupancy for the three months ended March 31, 1999 was approximately 92%, and the weighted average occupancy for the three months ended March 31, 1998 was approximately 89%.

         For the three months ended March 31, 1999, leases were executed (all of which have commenced or will commence during the next twelve months) renewing or re-leasing 665,000 net rentable square feet of office space at a weighted average full-service rental rate (including expense recoveries) and a funds from operations ("FFO") annual net effective rate (calculated as weighted average full-service rental rate minus operating expenses paid by the Operating Partnership) of $22.61 and $14.07 per square foot, respectively, compared to expiring leases with a weighted average full-service rental rate and an FFO annual net effective rate of $18.79 and $10.29 per square foot, a 20% and 37% increase, respectively. Weighted average full-service rental rates represent base rent after giving effect to free rent and scheduled rent increases that would be taken into account under GAAP and including adjustments for the tenant's share of expenses payable by or reimbursed to the Operating Partnership ("expense recoveries").

         The leases executed for the three months ended March 31, 1999, all of which have commenced or will commence during the next twelve months, required tenant improvement and leasing costs of $6.61 and $3.09 per square foot, respectively, or $1.41 and $.65 per square foot per year, respectively. The overall office portfolio was approximately 93% leased (based on executed leases) and 91% leased (based on commenced leases) at March 31, 1999.

HOSPITALITY SEGMENT

         Hotel Property rental income increased by approximately 11%, including weighted average base rent and percentage rent for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, for the seven full-service hotel properties and two destination health and fitness resorts owned as of January 1, 1998 (weighted average base rent includes scheduled rent increases that would be taken into account under GAAP).

         For the three months ended March 31, 1999, weighted average occupancy, average daily rate and revenue per available room for all Hotel Properties was 79%, $250 and $196, respectively, compared to 76%, $238 and $179, respectively, for the same period of 1998.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Operating Partnership owns economic interests in five Residential Development Corporations through the residential development property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in 13 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties. Management plans to maintain the Residential Development Segment at its current investment level and reinvest returned capital into residential development projects that it expects to achieve comparable rates of return.

         The Woodlands Land Company, Inc., The Woodlands, Texas. For the three months ended March 31, 1999, 511 lots with an average sales price of $49,393 per lot and 8.2 acres of commercial land were sold, compared to 417 lots with an average sales price of $51,569 per lot and 80.4 acres of commercial land were sold, for the same period of 1998.

         Desert Mountain Development Corporation ("Desert Mountain"), Scottsdale, Arizona. For the three months ended March 31, 1999, Desert Mountain sold 36 lots with an average sales price of $435,000 per lot (including club memberships), compared to 52 lots with an average sales price of $329,000 per lot (including club memberships), for the same period of 1998. In the first quarter of 1999, Desert Mountain opened three new villages in Saguaro Forest, an exclusive enclave of approximately 380 residential lots, 105 of which were available for sale at an average asking price of $847,000. Currently, the effort has provided Desert Mountain with 51 lot reservations for which contracts are being processed. Approximately 50% of these lots are expected to be sold during the second quarter of 1999.

         Crescent Development Management Corp. ("CDMC"), Beaver Creek, Colorado. For the three months ended March 31, 1999, CDMC's sales from its five active projects were six residential lots, 13 townhomes, two single-family homes, and 4.4 time share units, compared to sales from its one active project of three residential lots for the same period of 1998.

         On April 29, 1999, a partnership in which CDMC has a 64% economic interest, finalized the purchase of "The Commons", a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres is expected to be commercially developed by another firm, thus providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage connects with several major entertainment and recreational facilities including Coors Field (home to the Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

         Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas. For the three months ended March 31, 1999, Mira Vista sold eight lots with an average sales price of $132,000 per lot, compared to 11 lots with an average sales price of $93,000 per lot, for the same period of 1998.

         Houston Area Development Corp. ("Houston Area Development"), Houston, Texas. For the three months ended March 31, 1999, Houston Area Development sold 46 lots with an average sales price of $27,000 per lot, compared to 24 lots with an average sales price of $28,000 per lot, for the same period of 1998.

REFRIGERATED STORAGE SEGMENT

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Refrigerated Storage Corporations for the three months ended March 31, 1999 increased approximately 1% compared to the same period of 1998 for the 459.0 million cubic feet (19.0 million square feet) of comparable properties. Effective March 12, 1999, pursuant to the Restructuring, the Company ceased to own any interest in the business operations associated with the Refrigerated Storage Properties, although the Company continues to own the related real estate asses directly or indirectly. See Note 10 to the Financial Statements included in Item 1. In connection with the Restructuring, the Company purchased an additional 4% nonvoting interest in each of the Crescent Subsidiaries for an aggregate purchase price of $13.2 million. Management believes that in addition to cash flows and net income, EBITDA is a useful financial performance measurement for assessing the operating performance of the Refrigerated Storage Properties. EBITDA does not represent net income or cash flows from operating, financing and investing activities as defined by GAAP.

BEHAVIORAL HEALTHCARE SEGMENT

         For the three months ended March 31,1999, the Operating Partnership received rental payments of $11.0 million from CBHS as required under its lease with CBHS. The Operating Partnership recognizes rent on a straight-line basis, resulting in a deferred rent receivable balance due from CBHS of approximately $22.7 million at March 31, 1999. Management will continue to evaluate the business, financial condition and results of operations of CBHS in connection with the collectibility of the deferred rent receivable balance.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provided that all derivative instruments should be recognized as either assets or liabilities, depending on the rights or obligations under the contract and that all derivative instruments should be measured at fair value. This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and would have had no material impact on the Operating Partnership's financial statements for the quarter ended March 31, 1999.

                             RESULTS OF OPERATIONS

         The following table sets forth the Operating Partnership's financial data as a percent of total revenues for the three months ended March 31, 1999 and 1998. See Item 1. Financial Statements, Note 5 to the Operating Partnership's Consolidated Financial Statements for financial information about industry segments.


                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                -----------------------------------
                                                                  1999                       1998
                                                                --------                   --------
REVENUES
   Office and retail properties                                     80.8%                      78.5%
   Hotel properties                                                  8.3%                       8.0%
   Behavioral healthcare properties                                  7.4%                       8.5%
   Interest and other income                                         3.5%                       5.0%
                                                                --------                   --------
      TOTAL REVENUES                                               100.0%                     100.0%
                                                                --------                   --------


EXPENSES
   Operating expenses                                               34.7%                      33.9%
   Corporate general and administrative                              2.2%                       2.0%
   Interest expense                                                 22.9%                      21.3%
   Amortization of deferred financing costs                          1.7%                       0.7%
   Depreciation and amortization                                    18.1%                      16.5%
   Settlement of merger dispute                                      8.0%                      --
                                                                --------                   --------
      TOTAL EXPENSES                                                87.6%                      74.4%
                                                                --------                   --------
Operating income                                                    12.4%                      25.6%


OTHER INCOME
     Equity in net income of unconsolidated companies:
       Refrigerated storage corporations                             3.1%                       0.2%
       Residential development corporations                          4.1%                       2.8%
       Other                                                         1.8%                       0.7%
                                                                --------                   --------
      TOTAL OTHER INCOME                                             9.0%                       3.7%
                                                                --------                   --------

 INCOME BEFORE MINORITY INTERESTS                                   21.4%                      29.3%
   Minority interests                                               (0.2%)                      (.3%)
                                                                --------                   --------

NET INCOME                                                          21.2%                      29.0%

PREFERRED UNIT DIVIDENDS                                            (1.8%)                     (1.0%)

FORWARD SHARE PURCHASE
   AGREEMENT RETURN                                                 (1.2%)                     --
                                                                --------                   --------

NET INCOME AVAILABLE TO PARTNERS                                    18.2%                      28.0%
                                                                ========                   ========

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998

REVENUES

         Total revenues increased $24.6 million, or 15.3%, to $185.7 million for the three months ended March 31, 1999, as compared to $161.1 million for the three months ended March 31, 1998.

         The increase in Office and Retail Property revenues of $23.6 million, or 18.7%, compared to the three months ended March 31, 1998, is attributable to:

          o the acquisition of three Office Properties subsequent to March 31, 1998, resulting in $5.4 million of incremental revenues;

          o the acquisition of six Office Properties during the first quarter of 1998, which contributed revenues for a full quarter in 1999, as compared to a partial quarter in 1998, resulting in $6.2 million in incremental revenues; and

          o increased revenues of $12.0 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of rental rate and occupancy increases at these Properties.

         The increase in Hotel Property revenues of $2.5 million, or 19.4%, compared to the three months ended March 31, 1998, is attributable to:

          o the acquisition of one golf course affiliated with one of the Hotel Properties subsequent to March 31, 1998, resulting in $0.5 million of incremental revenues;

          o the acquisition of one Hotel Property during the first quarter of 1998, which contributed revenues for a full quarter in 1999, as compared to a partial quarter in 1998, resulting in $0.6 million in incremental revenues; and

          o increased revenues of $1.4 million from the eight Hotel Properties acquired prior to January 1, 1998, primarily as a result of an increase in base rents of $.6 million pursuant to lease amendments entered into in connection with contributions made by the Company for capital improvements at some of the Hotel Properties and an increase in percentage rent of $.8 million.

         The decrease in interest and other income of $1.5 million, or 18.8%, compared to the three months ended March 31, 1998, is primarily attributable to the sale of marketable securities in the first quarter of 1998. No such sales were made during the three months ended March 31, 1999.

EXPENSES

         Total expenses increased $42.9 million, or 35.8%, to $162.7 million for the three months ended March 31, 1999, as compared to $119.8 million for the three months ended March 31, 1998.

         The increase in rental property operating expenses of $9.7 million, or 17.8%, compared to the three months ended March 31, 1998, is attributable to:

          o the acquisition of three Office Properties subsequent to March 31, 1998, resulting in $2.3 million of incremental expenses;

          o the acquisition of six Office Properties during the first quarter of 1998, which incurred expenses for a full quarter in 1999, as compared to a partial quarter in 1998, resulting in $2.2 million of incremental expenses; and

          o increased expenses of $5.2 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of occupancy increases at these Properties.

         The increase in depreciation and amortization expense of $7.0 million, or 26.3%, compared to the three months ended March 31, 1998, is primarily attributable to the acquisition during 1998 of nine Office Properties.

         The increase in interest expense of $8.2 million, or 23.9%, compared to the three months ended March 31, 1998, is primarily attributable to:

          o $0.9 million of interest payable under the Metropolitan Life Notes III and IV, which were assumed in connection with the acquisition of the Datran Center Office Property in May 1998;

          o $3.2 million of interest payable under the promissory note payable to Merrill Lynch International issued in conjunction with the termination of the equity swap agreement with Merrill Lynch International on September 30, 1998; and

          o $3.5 million of incremental interest payable due to draws under the Credit Facility and term loans with BankBoston (average balance outstanding on the Credit Facility for the three months ended March 31, 1999 and 1998 was $642.1 million and $439.8 million, respectively).

         All of these financing arrangements were used to fund investments and provide working capital.

         An additional increase in expenses of $15.0 million is attributable to non-recurring costs associated with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $10.8 million, or 186.2%, to $16.6 million for the three months ended March 31, 1999, as compared to $5.8 million for the three months ended March 31, 1998.

         The increase is primarily attributable to:

          o an increase in equity in net income of the Refrigerated Storage Corporations of $5.6 million, or 100%, compared to 1998, primarily as a result of the acquisitions by one of the Refrigerated Storage Partnerships of 9 and 5 Refrigerated Storage Properties and the associated operations in June 1998 and July 1998, respectively.

          o an increase in equity in net income of the Residential Development Corporations of $3.0 million, or 66.3%, compared to the three months ended March 31, 1998, primarily as a result of increased sales activity at CDMC, which resulted in $2.2 million of incremental equity in net income to the Operating Partnership; and

          o an increase in equity in net income of other unconsolidated companies of $2.1 million, or 173.8%, compared to 1998, primarily as a result of the increased operating income at The Woodlands Commercial Properties Company, L.P. ("Woodlands CPC"), which resulted in $1.5 million of incremental equity in net income to the Operating Partnership. The Woodlands CPC operating income increase is primarily attributable to a sale of land assets and an increase in operating income attributable to the acquisition of one office building and development of one office building subsequent to March 31, 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $76.0 million and $109.8 million at March 31, 1999 and December 31, 1998, respectively. This 30.8% decrease is attributable to $60.2 million and $13.6 million used in financing and investing activities, respectively, partially offset by $40.1 million of cash provided by operating activities.

FINANCING ACTIVITIES

         The Operating Partnership's use of cash for financing activities of $60.2 million is primarily attributable to:

          o    net payments under the Credit Facility of $25.5 million;

          o    distributions paid to unitholders of $75.7 million;

          o    distributions paid to preferred unitholders of $3.4 million; and

          o posting of cash collateral in connection with the Forward Share Purchase Agreement of $14.7 million.

         The use of cash for financing activities is partially offset by:

          o    net borrowings under short-term facilities of $59.6 million.

INVESTING ACTIVITIES

         The Operating Partnership's use of cash for investing activities of $13.6 million is primarily attributable to:

          o $14.7 million for recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties;

          o $3.3 million for capital expenditures on rental properties, primarily attributable to non-recoverable building improvements for the Office and Retail Properties, and replacement of furniture, fixtures and equipment for the Hotel Properties;

          o    $2.5 million for the development of investment properties;

          o $7.4 million for increased investments in unconsolidated companies; and

          o $1.5 million attributable to increased restricted cash and cash equivalents.

         The use of cash for investing activities is partially offset by:

          o $14.0 million in return of investment received from the Residential Development Corporations and

          o $1.8 million inflow from a decrease in notes receivable primarily due to payment of principal on notes receivable from COI.

OPERATING ACTIVITIES

         The Operating Partnership's inflow of cash provided by operating activities of $40.1 million is primarily attributable to:

          o    $73.7 million from Property operations;

          o    $.2 million from minority interests;

          o $12.5 million from increases in restricted cash and cash equivalents; and

          o    $2.6 from a decrease in other assets.

         The cash provided by operating activities is partially offset by:

          o $39.9 million from decreases in accounts payable, accrued liabilities and other liabilities and

          o $9.0 million from equities in earnings in excess of distribution received from unconsolidated companies.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC for an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets at such time as it is considered appropriate. As of March 31, 1999, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities. In connection with the issuances of securities pursuant to the Shelf Registration Statement, the Company contributes the net proceeds of these issuances to the Operating Partnership for its use in exchange for an increase in its limited partner interest in the Operating Partnership.

COMMON SHARE ISSUANCE

         On March 25, 1999, the Company issued an additional 12,356 common shares to the former holder of the Series B Preferred Shares in settlement of a dispute regarding the calculation of the conversion rate used in the conversion on November 30, 1998, of the Series B Preferred Shares into the Company's common shares. In connection with the issuance, the Company received an additional limited partner interest.

FORWARD SHARE PURCHASE AGREEMENT

         On August 12, 1997, the Company entered into two transactions with UBS. In one transaction, the Company sold 4,700,000 common shares to UBS for approximately $148 million and the Operating Partnership received approximately $145 million in net proceeds. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Share Purchase Agreement") with UBS. On August 11, 1998, the Operating Partnership paid a fee of approximately $3 million to UBS in connection with the exercise by the Company and UBS of the right to extend the term of the Forward Share Purchase Agreement until August 12, 1999. The Forward Share Purchase Agreement with UBS is not considered a debt instrument.

         Under the Forward Share Purchase Agreement, the Company is committed to settle its obligations under the agreement by purchasing 4,700,000 common shares from UBS by August 12, 1999. The price to be paid by the Company for the 4,700,000 common shares (the "Settlement Price") will be determined on the date the Company settles the Forward Share Purchase Agreement and will be calculated based on the gross proceeds that the Operating Partnership received from the original issuance of common shares to UBS, plus a forward accretion component equal to 90-day LIBOR plus 75 basis points, minus an adjustment for the Company's distributions paid to UBS. The forward accretion component represents a guaranteed rate of return to UBS.

         The Company may fulfill its settlement obligations under the Forward Share Purchase Agreement in cash or common shares, at its option, at any time on or before August 12, 1999.

         The Company currently intends to fulfill its settlement obligations in cash, which will decrease the Company's liquidity and result in an increase in the Company's net income per common share and net book value per common share. The Company has signed a loan application commitment with a group of lenders that provides for the refinancing of the Greenway Plaza office complex. The Company intends to use the excess proceeds of this refinancing to settle the Agreement prior to the expiration date on August 12, 1999. The Company, however, will continue to evaluate its sources of capital and the potential uses of its capital until the time that settlement is required under the Forward Share Purchase Agreement or until such earlier time as it determines to settle the Agreement.

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

         On February 18, 1999, the Company delivered cash collateral of $14.7 million in lieu of the issuance of additional common shares, as permitted under the Forward Share Purchase Agreement as a result of a decline in the market price of the common shares. On April 29, 1999, the Company issued 747,598 common shares to UBS in substitution of the $14.7 million cash collateral.

         At March 31, 1999, the Company had a contingent obligation to issue approximately 804,443 common shares. The Company calculated this number of common shares using the Company's average share price for the quarter ended March 31, 1999 of $21.30. According to the terms of the Forward Share Purchase Agreement, had the Forward Share Purchase Agreement Loan been settled and the closing share price of $21.50 on March 31, 1999 been used, the Company would have had a contingent liability to issue approximately 778,457 common shares, and the Company would have received an additional limited partner interest in the Operating Partnership. In that event, the Company's net income - diluted per common share would have been $0.24 for the three months ended March 31, 1999 and the net book value per common share outstanding at March 31, 1999 would have been $17.42. Correspondingly, the Operating Partnership's net income-diluted per unit would have been $.48 for the three months ended March 31, 1999 and the net book value per common unit outstanding at March 31, 1999 would have been $33.36.

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

STATION CASINOS, INC.

         On April 14, 1999, the Company and Station entered into the Settlement Agreement providing for the mutual settlement and release of all claims between the Company and Station arising out of the merger agreement between the Company and Station, which the Company terminated in August 1998. As part of the Settlement Agreement, the Company paid $15 million to Station on April 22, 1999.

CAPITAL COMMITMENTS

         As of December 8, 1998, Tower, Reckson and Metropolitan entered into a revised agreement and plan of merger that superseded the merger agreement to which the Company was a party at that time. In connection with the revised agreement, the Operating Partnership made a $10 million capital contribution to Metropolitan in December 1998 and agreed to make an additional $75 million capital contribution to Metropolitan in exchange for an $85 million preferred member interest in Metropolitan. The investment will have a cash flow preference of 7.5% for a two-year period and may be redeemed by Metropolitan within the two-year period for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Operating Partnership. If Metropolitan does not redeem the preferred interest upon expiration of the two-year period, the Operating Partnership may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price or $24.61.

         The funding by the Operating Partnership of the additional $75 million capital contribution to Metropolitan and the merger of Tower with Metropolitan are expected to occur in the second quarter of 1999. The Operating Partnership expects to fund this obligation through cash flow provided by operating activities and additional borrowings.

LIQUIDITY REQUIREMENTS

         The Operating Partnership has approximately $347 million of secured debt expiring in 1999, consisting primarily of two components. The first component is the $115 million LaSalle Note III maturing in July 1999, which is secured by the Greenway Plaza office complex. The Operating Partnership has signed a loan application commitment with a group of lenders that provides for the refinancing of Greenway Plaza pursuant to a $280 million, 10-year loan with a fixed interest rate of 7.53%. Based on these terms, the refinancing would permit the Operating Partnership to repay the existing debt and result in additional loan proceeds of approximately $165 million. The Operating Partnership currently intends to use the net proceeds to settle the Forward Share Purchase Agreement with UBS. The second component is the $184 million Merrill Lynch Note maturing in September 1999, which is secured by the Houston Center mixed-use Property complex and the Four Seasons Hotel - Houston. The Operating Partnership is currently in negotiations with lenders to refinance the Merrill Lynch Note pursuant to a loan of $200 million to $240 million, which will result in net proceeds to the Operating Partnership, after repayment of the Merrill

Lynch Note, of between $15 and $55 million. Closing of this loan is expected to occur in approximately 90 days. In addition, the Metropolitan Life Notes III and IV, in the aggregate principal amount of approximately $47 million, mature in December 1999. The Operating Partnership intends to refinance these Notes prior to maturity but does not currently expect to obtain additional loan proceeds in connection with the refinancing.

         The Operating Partnership expects to meet its other short-term liquidity requirements primarily through cash flow provided by operating activities. The Operating Partnership believes that cash flow provided by operating activities will be adequate to fund normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures and distributions to shareholders and unitholders, as well as non-recurring capital expenditures, such as tenant improvement and leasing costs related to previously unoccupied space. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures, the Operating Partnership expects to finance such activities with available cash reserves or, as described above, additional debt financing. The Operating Partnership also anticipates that it will fund any investments during 1999 primarily with additional debt financing.

         The Operating Partnership expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of March 31, 1999, the Operating Partnership's long-term liquidity requirements consisted primarily of maturities under the Operating Partnership's fixed and variable rate debt.

         Debt and equity financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include additional proceeds from the refinancing of existing secured and unsecured debt, obtaining additional debt secured by existing investment properties or by investment property acquisitions or developments and issuances of Operating Partnership units or the Company's common and/or preferred shares to existing holders or in exchange for contributions of investment properties.

                          DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements are shown below (dollars in thousands):

                                                                INTEREST RATE                            BALANCE
                                               MAXIMUM           AT MARCH 31,        EXPIRATION        OUTSTANDING AT
                 DESCRIPTION                  BORROWINGS             1999               DATE           MARCH 31, 1999
---------------------------------------      ------------       -------------      --------------      --------------

SECURED FIXED RATE DEBT:
  LaSalle Note I                             $    239,000              7.83%        August 2027(1)     $      239,000
  LaSalle Note II                                 161,000              7.79         March 2028(2)             161,000
  CIGNA Note                                       63,500              7.47         December 2002              63,500
  Metropolitan Life Note I                         11,692              8.88         September 2001             11,692
  Metropolitan Life Note II                        44,183              6.93         December 2002              44,183
  Metropolitan Life Note III                       40,000              7.74         December 1999              40,000
  Metropolitan Life Note IV                         6,681              7.11         December 1999               6,681
  Northwestern Life Note                           26,000              7.65         January 2003               26,000
  Nomura Funding VI Note                            8,567             10.07         July 2020(3)                8,567
  Rigney Promissory Note                              747              8.50         June 2012                     747
                                             ------------       -----------                            --------------
     Subtotal/Weighted Average               $    601,370              7.75%                           $      601,370
                                             ------------       -----------                            --------------
SECURED CAPPED VARIABLE RATE DEBT(4):
  LaSalle Note III                           $    115,000              7.07%        July 1999          $      115,000
                                             ------------       -----------                            --------------
SECURED VARIABLE RATE DEBT(4):
  BankBoston Note                            $    320,000              8.19%        October 2001       $      320,000
  Merrill Lynch Note                              184,299              6.94         September 1999            184,299
  Chase Manhattan Note                             97,123              6.69         September 2001             97,123
                                             ------------       -----------                            --------------
     Subtotal/Weighted Average               $    601,422              7.56%                           $      601,422
                                             ------------       -----------                            --------------

UNSECURED FIXED RATE DEBT:
  Notes due 2007(5)                          $    250,000              7.50%        September 2007     $      250,000
  Notes due 2002(5)                               150,000              7.00         September 2002            150,000
                                             ------------       -----------                            --------------
     Subtotal/Weighted Average               $    400,000              7.31%                           $      400,000
                                             ------------       -----------                            --------------

UNSECURED VARIABLE RATE DEBT:
  Credit Facility(6)                         $    660,000              6.31%        June 2000          $      634,480
                                             ------------       -----------                            --------------
     TOTAL/WEIGHTED AVERAGE                  $  2,377,792              7.21%                           $    2,352,272
                                             ============       ===========                            ==============

--------------------

(1) In August 2007, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220 million.
(2) In March 2006, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154 million.
(3) The Operating Partnership has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty.
(4) For the method of calculation of the interest rate for the Operating Partnership's variable rate debt (other than the Credit Facility), see
     Note 7 of Item 1. Financial Statements.
(5)  The notes were issued in an offering registered with the SEC.
(6) The Credit Facility is unsecured with an interest rate of the Eurodollar rate plus 137 basis points. In connection with the refinancing of a BankBoston term note, the Operating Partnership used $90 million of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the $750 million Credit Facility. As a result, the Operating Partnership's borrowing capacity under the Credit Facility is currently limited to $660 million. The Credit Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement.

         The combined aggregate principal amounts, either at maturity or in the form of scheduled principal installments due pursuant to borrowings under the Credit Facility and other indebtedness of the Operating Partnership, are as follows:

                                                                          (In Thousands)
         1999 ........................................................        $346,928
         2000 ........................................................         635,839
         2001 ........................................................         429,181
         2002 ........................................................         215,655
         2003 ........................................................          72,201
         Thereafter ..................................................         652,468
                                                                           ------------
                                                                           $  2,352,272
                                                                           ============

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

         The Operating Partnership's debt service coverage ratio for both the three months ended March 31, 1999 and the three months ended March 31, 1998 was approximately 3.2. Debt service coverage for a particular period is generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The most restrictive debt service coverage ratio the Operating Partnership is required to maintain as stipulated by the Operating Partnership's debt arrangements and calculated as described above is 1.5. In addition, the Operating Partnership's Credit Facility requires a debt service coverage ratio (which is calculated in a different manner) of
2.5. Under the calculation required by the Credit Facility, the Operating Partnership's debt service coverage ratio is 3.5.

                             FUNDS FROM OPERATIONS

         FFO, based on the definition adopted by the Board of Governors of the NAREIT and as used herein, means net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance of an equity REIT and its operating partnership. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Operating Partnership's ability to make distributions. The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the three months ended March 31, 1999 and 1998 were $75.7 and $49.7 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. However, the Company must distribute 95% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Operating Partnership believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company and the Operating Partnership, FFO should be considered in conjunction with the Operating Partnership's net income
(loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of REITs (other than the Company) or other partnerships because these REITs or partnerships may not apply the definition of FFO in the same manner as the Operating Partnership.

                      STATEMENTS OF FUNDS FROM OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                               --------------------------------------
                                                                    1999                      1998
                                                               ------------              ------------
Income before minority interest .......................        $     39,660              $     47,154
Adjustments:
    Depreciation and amortization of real estate
       assets .........................................              32,877                    26,051
    Settlement of merger dispute ......................              15,000                      --
    Adjustment for investments in real estate
       mortgages and equity of unconsolidated
       companies ......................................               9,000                    12,314
    Minority interest in joint ventures ...............                (245)                     (400)
    Preferred unit dividends ..........................              (3,375)                   (1,575)
                                                               ------------              ------------

Funds from operations .................................        $     92,917              $     83,544
                                                               ============              ============

Investment Segments:
    Office and Retail Segment .........................        $     89,107              $     74,046
    Hospitality Segment ...............................              15,198                    12,625
    Behavioral Healthcare Segment .....................              13,823                    13,823
    Refrigerated Storage Segment ......................               8,280                     5,962
    Residential Development Segment ...................              13,300                     9,554
    Corporate general & administrative ................              (4,114)                   (3,147)
    Interest expense ..................................             (42,481)                  (34,283)
    Preferred unit dividends ..........................              (3,375)                   (1,575)
    Other(1) ..........................................               3,179                     6,539
                                                               ------------              ------------

Funds from operations .................................        $     92,917              $     83,544
                                                               ============              ============

--------------------------

(1) Includes interest and other income less depreciation and amortization of non-real assets and amortization of deferred financing costs.

          RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
                            BY OPERATING ACTIVITIES
                             (DOLLARS IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         ---------------------------
                                                                            1999             1998
                                                                         ----------       ----------
Funds from operations ...........................................        $   92,917       $   83,544
Adjustments:
      Depreciation and amortization of non-real estate assets ...               556              345
      Settlement of merger dispute ..............................           (15,000)            --
      Amortization of deferred financing costs ..................             3,069            1,140
      Minority interest in joint ventures profit and depreciation
          and amortization ......................................               459              586
      Adjustment for investments in real estate mortgages
          and equity of unconsolidated companies ................            (9,000)         (12,314)
      Change in deferred rent receivable ........................            (7,529)          (8,809)
      Change in current assets and liabilities ..................           (19,739)         (49,390)
      Equity in earnings in excess of distributions received from
          unconsolidated companies ..............................            (9,019)            --
      Distributions received in excess of equity in earnings from
          unconsolidated companies ..............................              --              6,905
      Preferred unit dividends ..................................             3,375            1,575
      Non-cash compensation .....................................                20               24
                                                                         ----------       ----------
Net cash provided by operating activities .......................        $   40,109       $   23,606
                                                                         ==========       ==========

                          OFFICE AND RETAIL PROPERTIES

         The Operating Partnership's Office Properties are located primarily in Dallas/Fort Worth and Houston, Texas. As of March 31, 1999, the Operating Partnership's Office Properties in Dallas/Fort Worth and Houston represent an aggregate of approximately 72% of its office portfolio based on total net rentable square feet (39% for Dallas/Fort Worth and 33% for Houston).

OFFICE PROPERTIES TABLES

         The following table sets forth, as of March 31, 1999, certain information about the Operating Partnership's Office Properties.

                                                                                                                    WEIGHTED
                                                                                                                     AVERAGE
                                                                                           NET                     FULL-SERVICE
                                                                                        RENTABLE                    RENTAL RATE
                                          NO. OF                            YEAR          AREA           PERCENT    PER LEASED
      STATE, CITY, PROPERTY             PROPERTIES      SUBMARKET        COMPLETED      (SQ. FT.)        LEASED     SQ. FT.(1)
      ------------------------------    ----------   ---------------     ----------     ---------        -------   -------------

TEXAS
 DALLAS
   Bank One Center(2)............             1      CBD                       1987     1,530,957          78%       $22.33
   The Crescent Office Towers....             1      Uptown/Turtle             1985     1,204,720          99         30.13
                                                     Creek
   Fountain Place................             1      CBD                       1986     1,200,266          89(5)      19.51
   Trammell Crow Center(3).......             1      CBD                       1984     1,128,331          94(5)      26.22
   Stemmons Place................             1      Stemmons Freeway          1983       634,381          90         15.12
   Spectrum Center(4)............             1      Far North Dallas          1983       598,250          83(5)      23.19
   Waterside Commons.............             1      Las Colinas               1986       458,739         100         18.78
   Caltex House..................             1      Las Colinas               1982       445,993          97         29.13
   Reverchon Plaza...............             1      Uptown/Turtle             1985       374,165          93         18.77
                                                     Creek
   The Aberdeen..................             1      Far North Dallas          1986       320,629         100         19.27
   MacArthur Center I & II.......             1      Las Colinas          1982/1986       294,069          98         20.39
   Stanford Corporate Centre.....             1      Far North Dallas          1985       265,507          97         19.21
   The Amberton..................             1      Central Expressway        1982       255,052          86         13.13
   Concourse Office Park.........             1      LBJ Freeway          1972-1986       244,879          90(5)      14.75
   12404 Park Central............             1      LBJ Freeway               1987       239,103         100         21.67
   Palisades Central II..........             1      Richardson/Plano          1985       237,731          64         17.13
   3333 Lee Parkway..............             1      Uptown/Turtle             1983       233,769          85(5)      20.85
                                                     Creek
   Liberty Plaza I & II..........             1      Far North Dallas     1981/1986       218,813          98         15.62
   The Addison...................             1      Far North Dallas          1981       215,016         100         18.41
   The Meridian..................             1      LBJ Freeway               1984       213,915          91         16.54
   Palisades Central I...........             1      Richardson/Plano          1980       180,503          83         16.21
   Walnut Green..................             1      Central Expressway        1986       158,669          66(5)      16.00
   Greenway II...................             1      Richardson/Plano          1985       154,329         100         20.39
   Addison Tower.................             1      Far North Dallas          1987       145,886          84(5)      14.89
   Greenway I & IA...............             2      Richardson/Plano          1983       146,704         100         23.41
   5050 Quorum...................             1      Far North Dallas          1981       133,594          88         16.86
   Cedar Springs Plaza...........             1      Uptown/Turtle             1982       110,923          90(5)      17.98
                                                     Creek
   Valley Centre.................             1      Las Colinas               1985        74,861          92         16.96
   One Preston Park..............             1      Far North Dallas          1980        40,525          85(5)      16.68
                                           ----                                        ----------         ---       -------
     Subtotal/Weighted Average...            30                                        11,460,279          90%       $21.55
                                           ----                                        ----------         ---        ------

 FORT WORTH
   UPR Plaza.....................             1      CBD                       1982       954,895          98%       $16.67
                                           ----                                        ----------         ---        ------

 HOUSTON
  Greenway Plaza Office
     Portfolio...................            10      Richmond-Buffalo     1969-1982     4,286,277          91%       $16.77
                                                     Speedway
  Houston Center.................             3      CBD                  1974-1983     2,764,418          96         15.99
  Post Oak Central...............             3      West Loop/Galleria   1974-1981     1,277,516          93         16.89
  The Woodlands Office
     Properties(6)...............            12      The Woodlands        1980-1996       810,630          93         15.94
  BP Plaza.......................             1      Katy Freeway              1992       561,065         100         18.26
  Three Westlake Park(7).........             1      Katy Freeway              1983       414,251          99         14.05
  1800 West Loop South...........             1      West Loop/Galleria        1982       399,777          68         16.98
                                           ----                                        ----------         ---       -------
     Subtotal/Weighted Average...            31                                        10,513,934          93%       $16.48
                                           ----                                        ----------         ---        ------

 AUSTIN
   Frost Bank Plaza..............             1      CBD                       1984       433,024          86%(5)    $20.10
   301 Congress Avenue(8)........             1      CBD                       1986       418,338          91         22.25
   Bank One Tower................             1      CBD                       1974       389,503          94         17.98
   Austin Centre.................             1      CBD                       1986       343,665          97         21.27
   The Avallon...................             1      Northwest            1993/1997       232,301          93(5)      21.04
   Barton Oaks Plaza One.........             1      Southwest                 1986        99,895          98         21.28
                                           ----                                        ----------         ---       -------
       Subtotal/Weighted Average...           6                                         1,916,726          92%       $20.51
                                           ----                                        ----------         ---        ------

                                                                                                                  WEIGHTED
                                                                                                                   AVERAGE
                                                                                        NET                      FULL-SERVICE
                                                                                     RENTABLE                     RENTAL RATE
                                        NO. OF                            YEAR         AREA          PERCENT      PER LEASED
    STATE, CITY, PROPERTY              PROPERTIES     SUBMARKET          COMPLETED    (SQ. FT.)      LEASED       SQ. FT. (1)
    ----------------------             ----------   -------------        ----------  ----------      -------     -------------

COLORADO
 DENVER
   MCI Tower.......................           1     CBD                        1982     550,807           99%          $18.21
   Ptarmigan Place.................           1     Cherry Creek               1984     418,630           97            17.69
   Regency Plaza One...............           1     DTC                        1985     309,862           98            22.82
   AT&T Building...................           1     CBD                        1982     184,581           82            15.05
   The Citadel.....................           1     Cherry Creek               1987     130,652           96            21.30
   55 Madison......................           1     Cherry Creek               1982     137,176           81            17.89
   44 Cook.........................           1     Cherry Creek               1984     124,174           57(5)         18.19
                                            ---                                      ----------          ---          -------
       Subtotal/Weighted Average...           7                                       1,855,882           92%          $18.84
                                            ---                                      ----------          ---           ------

 COLORADO SPRINGS
   Briargate Office and Research
     Center........................           1     Colorado Springs           1988     252,857           89%(5)       $16.55
                                            ---                                      ----------          ---           ------

LOUISIANA
 NEW ORLEANS
   Energy Centre...................           1     CBD                        1984     761,500           79%          $15.36
   1615 Poydras....................           1     CBD                        1984     508,741           79            15.75
                                            ---                                      ----------          ---          -------
       Subtotal/Weighted Average...           2                                       1,270,241           79%          $15.52
                                            ---                                      ----------          ---           ------

FLORIDA
 MIAMI
   Miami Center....................           1     CBD                        1983     782,686           82%          $24.39
   Datran Center...................           2     South Dade/Kendall    1986/1988     472,236           96            23.48
                                            ---                                      -----------         ---           ------
       Subtotal/Weighted Average...           3                                       1,254,922           87%          $24.01
                                            ---                                      ----------          ---           ------

ARIZONA
 PHOENIX
   Two Renaissance Square..........           1     Downtown/CBD               1990     476,373           92%(5)       $23.84
   6225 North 24th Street..........           1     Camelback Corridor         1981      86,451           83            21.77
                                            ---                                      ----------          ---          -------
       Subtotal/Weighted Average...           2                                         562,824           91%          $23.55
                                            ---                                      ----------          ---           ------

WASHINGTON, D.C.
  WASHINGTON, D.C.
     Washington Harbour............           2     Georgetown                 1986     536,206           91%(5)       $35.62
                                            ---                                      ----------          ---           ------

NEBRASKA
 OMAHA
   Central Park Plaza..............           1     CBD                        1982     409,850           92%          $15.53
                                            ---                                      ----------          ---           ------

NEW MEXICO
 ALBUQUERQUE
   Albuquerque Plaza...............           1     CBD                        1990     366,236           95%          $18.88
                                            ---                                      ----------          ---           ------

CALIFORNIA
 SAN FRANCISCO
  160 Spear Street.................           1     South of Market/CBD        1984     276,420          100%          $25.71
                                            ---                                      ----------          ---           ------

 SAN DIEGO
   Chancellor Park (9).............           1     UTC                        1988     195,733           81%          $21.09
                                            ---                                      ----------          ---           ------



TOTAL/WEIGHTED AVERAGE.............          89                                      31,827,005           91%(5)       $19.51(10)
                                            ===                                      ==========         ====            =====


-------------------------------------------

   (1) Calculated based on base rent payable as of March 31, 1999, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.
   (2) The Operating Partnership has a 49.5% limited partner interest and a .5% general partner interest in the partnership that owns Bank One Center.

   (3) The Operating Partnership owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.
   (4) The Operating Partnership owns the principal economic interest in Spectrum Center through an interest in Spectrum Mortgage Associates L.P., which owns both a mortgage note secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.
   (5) Leases have been executed at certain Office Properties but had not commenced as of March 31, 1999. If such leases had commenced as of March 31, 1999, the percent leased for Office Properties would have been 93%. The total percent leased for such Properties would have been as follows: Fountain Place - 92%; Trammell Crow - 97%; Spectrum Center
         - 86%; Concourse Office Park - 93%; 3333 Lee Parkway - 91%; Walnut Green - 80%; Addison Tower - 98%; Cedar Springs Plaza - 96%; One Preston Park - 88%; Frost Bank Plaza - 96%; The Avallon - 100%; 44 Cook - 67%; Briargate Office and Research Center - 100%; Two Renaissance Square - 96%; and Washington Harbour - 94%.
   (6) The Operating Partnership has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.
   (7) The Operating Partnership owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park.
   (8) The Operating Partnership has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.
   (9) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.
   (10) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of March 31, 1999, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $20.05.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables set forth schedules of lease expirations for leases in place as of March 31, 1999 at the Operating Partnership's total Office Properties and for Dallas and Houston, Texas individually, for each of the ten years beginning with the remainder of 1999, assuming that none of the tenants exercise or have exercised renewal options and excluding an aggregate 2,692,898 square feet of unleased space and 449,868 square feet of leased space for which the leases have not yet commenced.

TOTAL OFFICE PROPERTIES

                                                                                     PERCENTAGE         ANNUAL
                                                     PERCENTAGE                       OF TOTAL        FULL-SERVICE
                                     NET RENTABLE   OF LEASED NET                      ANNUAL           RENT PER
                                         AREA         RENTABLE         ANNUAL       FULL-SERVICE         SQUARE
                      NUMBER OF      REPRESENTED        AREA        FULL-SERVICE        RENT          FOOT OF NET
                     TENANTS WITH    BY EXPIRING     REPRESENTED     RENT UNDER      REPRESENTED        RENTABLE
  YEAR OF LEASE        EXPIRING         LEASES       BY EXPIRING      EXPIRING       BY EXPIRING          AREA
    EXPIRATION          LEASES       (SQUARE FEET)      LEASES        LEASES(1)         LEASES         EXPIRING(1)
-------------------  -------------   -------------  --------------  ------------    ------------      ------------
1999..............        505         2,856,532(2)        10.0%      $52,883,375          8.8%           $18.51
2000..............        407         3,350,233           11.7        66,558,675         11.1             19.87
2001 .............        408         3,928,862           13.7        73,588,293         12.3             18.73
2002..............        331         3,632,218           12.7        76,094,827         12.7             20.95
2003..............        289         2,775,751            9.7        54,309,794          9.1             19.57
2004..............        151         3,255,566           11.3        67,996,807         11.4             20.89
2005..............         80         2,306,574            8.0        50,762,020          8.5             22.01
2006..............         31           730,521            2.5        15,750,386          2.6             21.56
2007..............         32         1,280,927            4.5        29,395,884          4.9             22.95
2008..............         30         1,077,330            3.8        26,922,437          4.5             24.99
2009 and
thereafter........         35         3,489,725           12.1        84,636,598         14.1             24.25


---------------------

     (1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.
     (2) As of March 31, 1999, leases have been signed for approximately 1,463,000 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 1999.

DALLAS OFFICE PROPERTIES

                                                                                       PERCENTAGE
                                                                                        OF TOTAL          ANNUAL
                                      NET RENTABLE                                       ANNUAL        FULL-SERVICE
                                          AREA         PERCENTAGE OF      ANNUAL      FULL-SERVICE       RENT PER
                        NUMBER OF      REPRESENTED      LEASED NET     FULL-SERVICE       RENT            SQUARE
                       TENANTS WITH    BY EXPIRING     RENTABLE AREA    RENT UNDER     REPRESENTED      FOOT OF NET
   YEAR OF LEASE         EXPIRING        LEASES       REPRESENTED BY     EXPIRING      BY EXPIRING     RENTABLE AREA
     EXPIRATION           LEASES      (SQUARE FEET)   EXPIRING LEASES   LEASES(1)        LEASES          EXPIRING(1)
---------------------  ------------- ---------------- ---------------- ------------- ----------------  -------------
1999..............         173            967,690(2)        9.4%        $21,361,573         9.2%          $22.07
2000..............         155          1,775,413          17.3          37,977,321        16.4            21.39
2001 .............         141          1,170,748          11.4          25,043,404        10.8            21.39
2002..............          93            965,870           9.4          23,668,889        10.2            24.51
2003..............          91          1,187,946          11.6          23,544,230        10.2            19.82
2004..............          42            594,216           5.8          15,165,194         6.5            25.52
2005..............          18          1,140,886          11.1          24,299,233        10.5            21.30
2006..............          11            211,122           2.1           5,318,970         2.3            25.19
2007..............          12            535,353           5.2          13,157,913         5.7            24.58
2008..............          10            555,065           5.4          13,945,404         6.0            25.12
2009 and
 thereafter.......          10          1,158,756          11.3          28,477,615        12.2            24.58

-----------------------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.
(2) As of March 31, 1999, leases have been signed for approximately 482,000 net rentable square feet (including renewed leases and lease of previously unleased space) commencing after March 31, 1999.

HOUSTON OFFICE PROPERTIES

                                                                                          PERCENTAGE
                                                                                           OF TOTAL         ANNUAL
                                      NET RENTABLE                                          ANNUAL       FULL-SERVICE
                                          AREA          PERCENTAGE OF       ANNUAL       FULL-SERVICE      RENT PER
                        NUMBER OF      REPRESENTED       LEASED NET      FULL-SERVICE        RENT           SQUARE
                       TENANTS WITH    BY EXPIRING      RENTABLE AREA     RENT UNDER     REPRESENTED      FOOT OF NET
   YEAR OF LEASE         EXPIRING        LEASES        REPRESENTED BY      EXPIRING      BY EXPIRING     RENTABLE AREA
     EXPIRATION           LEASES      (SQUARE FEET)    EXPIRING LEASES    LEASES(1)        LEASES         EXPIRING(1)
---------------------  ------------- ----------------  ----------------  ------------- ----------------- --------------
1999..............         165          1,186,797(2)         12.2%        $17,941,438        10.1%          $15.12
2000..............         130            769,349             7.9          12,029,954         6.8            15.64
2001 .............         130          1,852,755            19.1          30,223,852        17.0            16.31
2002..............         132          1,066,222            11.0          19,108,982        10.7            17.92
2003..............          95            811,119             8.3          14,579,420         8.2            17.97
2004..............          53          1,474,034            15.2          26,884,496        15.1            18.24
2005..............          16            190,368             2.0           3,638,975         2.0            19.12
2006..............           9            270,067             2.8           4,849,270         2.7            17.96
2007..............           5            474,024             4.9           9,329,736         5.2            19.68
2008..............           7            183,719             1.9           3,223,821         1.8            17.55
2009 and thereafter         10          1,437,952            14.7          36,132,887        20.4            25.13

---------------------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.
(2) As of March 31, 1999, leases have been signed for approximately 627,000 net rentable square feet (including renewed leases and lease of previously unleased space) commencing after March 31, 1999.

RETAIL PROPERTIES

         The Operating Partnership owns seven Retail Properties, which in the aggregate contain approximately 777,000 net rentable square feet. Four of the Retail Properties, The Woodlands Retail Properties, with an aggregate of approximately 356,000 net rentable square feet, are located in The Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas. The Operating Partnership has a 75% limited partner interest and an approximately 10% indirect general partner interest in the partnership that owns The Woodlands Retail Properties. Two of the Retail Properties, Las Colinas Plaza, with approximately 135,000 net rentable square feet, and The Crescent Atrium with approximately 95,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of March 31, 1999, the Retail Properties were 93% leased.

                                HOTEL PROPERTIES

HOTEL PROPERTIES TABLES

         The following table sets forth certain information for the three months ended March 31, 1999 and 1998, about the Operating Partnership's Hotel Properties. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure their performance based on available guest nights.

                                                                                FOR THE THREE  MONTHS  ENDED  MARCH 31,
                                                                           --------------------------------------------------
                                                                             AVERAGE            AVERAGE           REVENUE PER
                                              YEAR                          OCCUPANCY            DAILY             AVAILABLE
                                            COMPLETED/                         RATE              RATE                ROOM
                                                                           ------------      -------------      -------------
HOTEL PROPERTY(1)           LOCATION        RENOVATED          ROOMS       1999    1998      1999     1998      1999     1998
--------------              --------        ---------          -----       ----    ----      ----     ----      ----     ----
FULL-SERVICE/LUXURY
HOTELS:
Denver Marriott City
 Center                    Denver, CO        1982/1994           613        79%     81%      $121     $114      $ 96     $ 92
Four Seasons
 Hotel-Houston             Houston, TX         1982              399        68      69        193      179       131      123
Hyatt Regency
 Albuquerque               Albuquerque, NM     1990              395        68      64        107      102        73       65
Omni Austin Hotel          Austin, TX          1986              324(2)     85      79        130      119       111       94
Hyatt Regency Beaver
 Creek                     Avon, CO            1989              276        82      78        399      377       327      296
Sonoma Mission Inn &
 Spa                       Sonoma, CA       1927/1987/1997       178(3)     75      72        174      190       131      137
Ventana Country Inn        Big Sur, CA      1975/1982/1988        62        81      28(4)     297      270       242       77(4)
                                                               -----        --      --       ----     ----      ----     ----

 TOTAL/WEIGHTED AVERAGE                                        2,247        76%     73%      $179     $169      $136     $124
                                                               -----        --      --       ----     ----      ----     ----


 DESTINATION HEALTH &                                         GUEST NIGHTS
   FITNESS RESORTS:                                           ------------
 Canyon Ranch-Tucson      Tucson, AZ          1980              250(5)
  Canyon Ranch-Lenox      Lenox, MA           1989              212(5)
                                                                ---
      TOTAL/WEIGHTED  AVERAGE                                   462      92%(6)  90%(6)   $543(7)  $518(7)  $483(8)  $455(8)
                                                                ---      ------  ------   -------  -------  -------  -------

-----------------------------

(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased all of the Hotel Properties, except the Omni Austin Hotel, to COI pursuant to long term leases. As of January 1, 1999, the Omni Austin Hotel is leased pursuant to a separate long term lease to HCD Austin Corporation, an unrelated third party.
(2) As of March 31, 1999, 20 condominiums have been converted to hotel suites and 10 of the parlor rooms have been taken out of commission to be renovated.
(3) In February 1999, 20 rooms were taken out of commission during construction of the spa.
(4) Temporarily closed from February 1, 1998 through May 1, 1998 due to flooding in the region affecting the roadway passage to the hotel.
(5) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.
(6) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.
(7) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.
(8) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

                        REFRIGERATED STORAGE PROPERTIES

REFRIGERATED STORAGE PROPERTIES TABLE

         The following table shows the number and aggregate size of Refrigerated Storage Properties by state as of March 31, 1999:


                                 TOTAL CUBIC          TOTAL                                      TOTAL CUBIC        TOTAL
                  NUMBER OF        FOOTAGE         SQUARE FEET                   NUMBER OF         FOOTAGE       SQUARE FEET
     STATE       PROPERTIES(1)  (IN MILLIONS)     (IN MILLIONS)      STATE      PROPERTIES(1)   (IN MILLIONS)   (IN MILLION)
     -----       -------------  -------------     -------------      -----      -------------   -------------   ------------
Alabama               5                9.5              0.4       Mississippi       1                 4.7          0.2
Arizona               1                2.9              0.1       Missouri(2)       2                37.9          2.2
Arkansas              6               33.1              1.0       Nebraska          2                 4.4          0.2
California           11               32.7              1.2       New York          1                11.8          0.4
Colorado              2                3.4              0.1       North Carolina    3                 8.5          0.3
Florida               5                7.5              0.3       Oklahoma          2                 2.1          0.1
Georgia               7               44.5              1.6       Oregon            6                40.4          1.7
Idaho                 2               18.7              0.8       Pennsylvania      2                27.4          0.9
Illinois              2               11.6              0.4       South Carolina    1                 1.6          0.1
Indiana               1                9.1              0.3       South Dakota      1                 2.9          0.1
Iowa                  2               12.5              0.5       Tennessee         3                10.6          0.4
Kansas(2)             3               40.2              2.4       Texas             2                 6.6          0.2
Kentucky              1                2.7              0.1       Utah              1                 8.6          0.4
Maine                 1                1.8              0.2       Virginia          1                 1.9          0.1
Massachusetts         6               15.2              0.7       Washington        6                28.7          1.1
Minnesota             1                5.9              0.2       Wisconsin         2                14.0          0.5
                                                                                -----               -----         ----

                                                                  TOTAL            92               463.4         19.2
                                                                                =====               =====         ====


-----------------------------

(1) The Operating Partnership has an indirect 39.6% interest in the Refrigerated Storage Partnerships, each of which owns one or more of the Refrigerated Storage Corporations which, as of March 31, 1999, directly or indirectly owned 92 Refrigerated Storage Properties with an aggregate of approximately 463.4 million cubic feet (19.2 million square feet). The remaining interest in the Refrigerated Storage Partnerships is owned by Vornado (60% of each Refrigerated Storage Partnership) and COI (.4% indirect interest of each Refrigerated Storage Partnership). As a result of the Restructuring, effective March 12, 1999, the Refrigerated Storage Corporations own, but no longer operate, the Refrigerated Storage Properties.
(2) Both Kansas and Missouri have one underground storage facility. These underground facilities in Kansas and Missouri approximate 35.2 million and
     33.1 million cubic feet (2.2 million and 2.1 million square feet), respectively. It is anticipated that the underground facility in Kansas will be closed in 1999.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table sets forth certain information as of March 31, 1999, relating to the Residential Development Properties.


                                                                                 TOTAL       TOTAL
                RESIDENTIAL                             RESIDENTIAL     TOTAL  LOTS/UNITS  LOTS/UNITS
  RESIDENTIAL   DEVELOPMENT                             DEVELOPMENT     LOTS/  DEVELOPED    CLOSED
 DEVELOPMENT    PROPERTIES    TYPE OF                  CORPORATION'S    UNITS    SINCE       SINCE
CORPORATION(1)    (RDP)       RDP(2)     LOCATION      OWNERSHIP %    PLANNED  INCEPTION   INCEPTION
--------------  -----------   -------    ---------     -------------  -------  ----------  ----------

Desert Mountain   Desert
    Development   Mountain        SF     Scottsdale, AZ   93.0%        2,486     2,163      1,813
    Corp.                                                             ------    ------     ------

The Woodlands     The Woodlands   SF     The Woodlands,   42.5%       37,000    20,428      19,241
    Land Company                         TX                           ------    ------      ------
    Inc.

Crescent          The Reserve
    Development    at Frisco     SF     Frisco, CO        60.0%          134       134         134
    Management    Villa Montane
    Corp.          Townhomes     TH     Avon, CO          30.0%           27        27          21
                  Villa Montane
                   Club          TS     Avon, CO          30.0%           38(5)     38          36
                  Villas at
                   Beaver Creek  TH     Avon, CO          30.0%           10        10           9
                  Deer Trail    SFH     Avon, CO          60.0%           16(5)      2           2
                  Buckhorn
                   Townhomes     TH     Avon, CO          60.0%           24(5)      8           8
                  Bear Paw
                   Lodge         CO     Avon, CO          60.0%           53(5)     -           -
                                                                      ------    ------      ------
     TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                         302       219         210
                                                                      ------    ------      ------

Mira Vista        Mira Vista     SF     Fort Worth, TX   100.00%         710       677         567
    Development   The Highlands  SF     Breckenridge, CO  12.25%         750       292         256
    Corp.                                                             -------    ------      ------

     TOTAL MIRA VISTA DEVELOPMENT CORP.                                1,460       969         823
                                                                      ------    ------      ------

Houston Area      Falcon Point   SF     Houston, TX      100.0%        1,205       556         408
    Development   Spring Lakes   SF     Houston, TX      100.0%          536        93          48
    Corp.                                                             ------    ------      ------
     TOTAL HOUSTON AREA DEVELOPMENT CORP.                              1,741       649         456
                                                                     -------    ------      ------
               TOTAL                                                  42,989    24,428      22,543
                                                                      ======    ======      ======

                                                        AVERAGE
                                                         CLOSED
                RESIDENTIAL                               SALE             RANGE OF
  RESIDENTIAL   DEVELOPMENT                               PRICE            PROPOSED
 DEVELOPMENT    PROPERTIES    TYPE OF                    PER LOT/         SALE PRICES
CORPORATION(1)    (RDP)       RDP(2)     LOCATION       UNIT ($)(3)    PER LOT/UNIT ($)(4)
--------------  -----------   -------    ---------      -----------   --------------------

Desert Mountain   Desert
    Development   Mountain        SF     Scottsdale, AZ   431,000       275,000 - 2,775,000
    Corp.

The Woodlands     The Woodlands   SF     The Woodlands,    50,000        14,700 -   500,000
    Land Company                         TX
    Inc.

Crescent          The Reserve
    Development    at Frisco     SF     Frisco, CO          95,000              -
    Management    Villa Montane
    Corp.          Townhomes     TH     Avon, CO           905,000      515,000 - 1,700,000
                  Villa Montane
                   Club          TS     Avon, CO            60,000       18,000 -   150,000
                  Villas at
                   Beaver Creek  TH     Avon, CO         2,070,000    2,995,000
                  Deer Trail    SFH     Avon, CO         2,845,000    2,560,000 - 3,325,000
                  Buckhorn
                   Townhomes     TH     Avon, CO         1,088,000      945,000 - 1,850,000
                  Bear Paw
                   Lodge         CO     Avon, CO             N/A      1,495,000 - 1,895,000


Mira Vista        Mira Vista     SF     Fort Worth, TX      97,000       50,000 -   265,000
    Development   The Highlands  SF     Breckenridge, CO   138,000       55,000 -   250,000
    Corp.


Houston Area      Falcon Point   SF     Houston, TX         31,000        22,000 -   60,000
    Development   Spring Lakes   SF     Houston, TX         31,000        22,000 -   33,000
    Corp.

-----------------------------------------

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

(5) As of March 31, 1999, 1 unit was under contract at Villa Montane Club representing $0.7 million in sales, 9 units were under contract at Deer Trail representing $26.9 million in sales, 13 units were under contract at Buckhorn Townhomes representing $20.7 million in sales, and 25 units were under contract at Bear Paw Lodge representing $34.7 million in sales.

                        BEHAVIORAL HEALTHCARE PROPERTIES

BEHAVIORAL HEALTHCARE PROPERTIES TABLE

         The following table shows the number of properties and beds by state of the 88 Behavioral Healthcare Properties as of March 31, 1999:

                               NUMBER OF         NUMBER OF                                 NUMBER OF        NUMBER OF
              STATE          PROPERTIES(1)         BEDS                 STATE            PROPERTIES(1)         BEDS
              -----          -------------         ----                 -----            -------------         ----

        Alabama                    1                 70         Mississippi                    2                217
        Arkansas                   2                109         North Carolina                 4                410
        Arizona                    2                170         New Hampshire                  2                100
        California                 8                649         New Jersey                     1                150
        Delaware                   1                 72         Nevada                         1                 84
        Florida                   12                648         Pennsylvania                   1                169
        Georgia                   15                986         South Carolina                 3                248
        Indiana                    7                517         Tennessee                      1                204
        Kansas                     2                160         Texas                          9                816
        Kentucky                   3                251         Utah                           2                196
        Louisiana                  1                  0         Virginia                       3                285
        Maryland                   1                  0         Wisconsin                      2                160
                                                                                              --              -----
        Minnesota                  1                 40
        Missouri                   1                 96            TOTAL                      88              6,807
                                                                                              ==              =====

        -------------------
  (1) The Behavioral Healthcare Properties include 88 properties in 26 states that are leased to CBHS. One property was sold in January 1999. CBHS was formed to operate the Behavioral Healthcare Properties and is owned 50% by a subsidiary of Magellan and 50% by COI.

                              YEAR 2000 COMPLIANCE

OVERVIEW

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

YEAR 2000 READINESS DISCLOSURE

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

         For non-IT systems, the Operating Partnership is also in the process of conducting such comprehensive review of computer hardware and software in mechanical systems and developing a program to repair or replace non-IT systems that are not year 2000 compliant. The Operating Partnership has identified substantially all of the non-IT systems and has retained an outside specialist company to assist in identifying any year 2000 exposure relating to these systems. As of May 10, 1999, approximately 60% of the systems for which manufacturer's statements are available are deemed compliant. The balance of the systems are being reviewed to determine whether, and to what extent, upgrades or remediation are required. This process is currently on going, therefore, these estimates will change as more information is received. It is expected that the assessment and remediation plan should be completed on or before June 30, 1999. The Operating Partnership's non-IT systems or embedded technology are primarily property-related and include escalator and elevator service, building automation (e.g., energy management and HVAC systems), security access systems, fire and life safety systems.

         The Operating Partnership believes that the greatest exposure lies with third parties, such as its tenants, vendors, financial institutions and the Operating Partnership's transfer agent and unaffiliated joint venture partners. The Operating Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash, its transfer agent to maintain and track investor information, its vendors for day-to-day services and its unaffiliated joint venture partners for operations and management of certain of the Operating Partnership's Properties. If any of these third parties are unable to meet their obligations to the Operating Partnership because of the year 2000 problem, such a failure may have a material adverse effect on the financial condition or results of operations of the Operating Partnership. Although the Operating Partnership is in the process of working with such third parties in order to attempt to eliminate its year 2000 concerns, the cost and timing of the third party year 2000 compliance is not within the Operating Partnership's control, and no assurance can be given with respect to the cost and timing of such efforts or the potential effects of any failure to comply.

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

         The Operating Partnership currently believes that it will have performed all year 2000 compliance testing and completed its remedial measures on its IT and non-IT systems on or before October 31, 1999. Based on the progress the Operating Partnership has made in addressing the Operating Partnership's year 2000 issues and its plan and timeline to complete its compliance program, at this time, the Operating Partnership does not foresee significant risks associated with the Operating Partnership's year 2000 compliance. Management does not believe that the year 2000 issue will pose significant problems in its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material adverse effect on the Operating Partnership's financial condition or results of operations. Management believes that the year 2000 risks to the Operating Partnership's financial condition or results of operation associated with a failure of non-IT systems is immaterial, due to the fact that each of the Operating Partnership's Properties has, for the most part, separate non-IT systems. Accordingly, a year 2000 problem that is experienced at one Property generally should have no effect on the other Operating Partnership Properties. In addition, management believes that the Operating Partnership has sufficient time to correct those system problems within its control before the year 2000. Because the Operating Partnership's major source of income is rental payments under long-term leases, a failure of the Company's mission-critical IT systems is not expected to have a material adverse effect on the Operating Partnership's financial condition or results of operations. Even if the Operating Partnership were to experience problems with its IT systems, the payment of rent under the leases would not be excused. In addition, the Operating Partnership expects to correct those IT system problems within its control before the year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Since December 31, 1998, there have been no material changes in the information regarding market risk that was provided in the Operating Partnership's Form 10-K for the year ended December 31, 1998.


                                    PART II


OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As of April 14, 1999, the Company and Station Casinos, Inc. ("Station") entered into an agreement (the "Settlement Agreement") relating to certain litigation arising out of a merger agreement entered into between the Company and Station in January 1998.

         As discussed in the Registrant's Form 10-K for the year ended December 31, 1998, Station had filed and subsequently amended a complaint in Clark County District Court, State of Nevada seeking, primarily, declaratory relief against, and damages from, the Company, and the Company had filed a complaint in the United States District Court, Northern District of Texas, seeking damages from, and declaratory relief against, Station. In addition, the Company had sought to have the dispute tried in federal court either in Texas or Nevada, while Station had sought to maintain the action in state court in Nevada. Although the Nevada federal district court had remanded the case to Nevada state court and the Texas federal court had followed suit, the Company had filed an appeal in the Fifth Circuit Court of Appeals.

         The Settlement Agreement provides for the mutual settlement and release of all claims between the Company and Station arising out of the merger agreement and the dismissal with prejudice of the litigation described above as to all claims and counterclaims in connection therewith. The Settlement Agreement also provides that each party will be responsible for the payment of its own attorney's fees and costs of litigation, including attorney's fees and costs associated with the dismissal. As part of the Settlement Agreement, the Company paid $15 million to Station on April 22, 1999.


ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits          Description

                  3.01 Second Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of November 1, 1997, as amended (filed as Exhibit 10.01 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 of Crescent Real Estate Equities Company (the "Company") and incorporated herein by reference)

                  4.01 Indenture, dated as of September 22, 1997, between the Registrant and State Street Bank and Trust Company, of Missouri, N.A. (filed as Exhibit 4.01 to the Registration Statement on Form S-4 (File No. 333-42293) of the Registrant (the "Form S-4") and incorporated herein by reference)

                  4.02 Restated Declaration of Trust of the Company (filed as Exhibit 4.01 to the Registration Statement on Form S-3 (File No. 333-21905) of the Company and incorporated herein by reference)

                  4.03 Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 3.02 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (the "Company 3Q 10-Q") of the Company and incorporated herein by reference)

                  4.04 6-5/8% Note due 2002 of the Registrant (filed as Exhibit No. 4.07 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the "Company 2Q 10-Q") of the Company and incorporated herein by reference)

                  4.08 7-1/8% Note due 2007 of the Registrant (filed as Exhibit No. 4.08 to the Company 2Q 10-Q and incorporated herein by reference)

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

                  10.03 Noncompetition Agreement of Gerald W. Haddock, as assigned to the Registrant on May 5, 1994 (filed as Exhibit 10.04 to the Company 1997 10-K and incorporated herein by reference)

                  10.04 Employment Agreement of John C. Goff, as assigned to the Registrant on May 5, 1997, and as further amended (the "Goff Employment Agreement") (filed as Exhibit
                           10.05 to the Company 1997 10-K and incorporated herein by reference)

                  10.05 Amendment No. 5 to the Goff Employment Agreement, dated March 10, 1998 (filed as Exhibit 10.29 to the Form S-4 and incorporated herein by reference)

                  10.06 Employment Agreement of Gerald W. Haddock, as assigned to the Registrant on May 5, 1994, and as further amended (the "Haddock Employment Agreement") (filed as Exhibit 10.06 to the Company 1997 10-K and incorporated herein by reference)

                  10.07 Amendment No. 5 to the Haddock Employment Agreement, dated March 1, 1999 (filed as Exhibit 10.09 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of the Company (the "Company 1998 10-K") and incorporated herein by reference)

                  10.08 Form of Officer's and Trust Managers' Indemnification Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit 10.07 to the Form S-4 and incorporated herein by reference)

                  10.09 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit 10.07 to the Registration Statement on Form S-11 (File No. 33-75188) of the Company and incorporated by reference)

                  10.10 Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed as Exhibit
                           10.12 to the Company 1998 10-K and incorporated herein by reference)

                  10.11 Second Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as
                           Exhibit 10.13 to the Form S-4 and incorporated herein by reference)

                  10.12 Amended and Restated 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit 99.01 to the Registration Statement on Form S-8 (File No. 333-3452) of the Company and incorporated herein by reference)

                  10.13 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit
                           10.01 to the Current Report on Form 8-K dated and filed September 27, 1996 of the Company and incorporated herein by reference)

                  10.14 Master Lease Agreement, dated June 16, 1997, as amended, between Crescent Real Estate Funding VII, L.P. and Charter Behavioral Health Systems, LLC and its subsidiaries, relating to the Behavioral Healthcare Properties (filed as Exhibit 10.27 to the Company 1997 10-K and incorporated herein by reference)

                  10.15 Fifth Amended and Restated Revolving Credit Agreement, dated June 30, 1998 among the Registrant, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the Company 2Q 10-Q and incorporated herein by reference)

                  10.16 Intercompany Agreement, dated June 3, 1997, between the Registrant and Crescent Operating, Inc. (filed as
                           Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

                  27.01    Financial Data Schedule (filed herewith)

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

                              CRESCENT REAL ESTATE EQUITIES
                              LIMITED PARTNERSHIP

                              By:   Crescent Real Estate Equities, Ltd.,
                                    its General Partner




                               /s/ Gerald W. Haddock
Date:  May 14, 1999           -----------------------------------------
       ------------           Gerald W. Haddock, President and Chief
                              Executive Officer






                              /s/ Jack I. Tompkins
                              -----------------------------------------
Date:  May 14, 1999           Jack I. Tompkins, Executive Vice President
       ------------           and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
3.01     Second Amended and Restated Agreement of Limited Partnership of the
         Registrant, dated as of November 1, 1997, as amended (filed as Exhibit
         10.01 to the Quarterly Report on Form 10-Q for the quarter ended March
         31, 1999 of Crescent Real Estate Equities Company (the "Company") and
         incorporated herein by reference)

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

10.05    Amendment No. 5 to the Goff Employment Agreement, dated March 10, 1998
         (filed as Exhibit 10.29 to the Form S-4 and incorporated herein by reference)

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
10.06    Employment Agreement of Gerald W. Haddock, as assigned to the
         Registrant on May 5, 1994, and as further amended (the "Haddock
         Employment Agreement") (filed as Exhibit 10.06 to the Company 1997 10-K and incorporated herein by reference)

10.07    Amendment No. 5 to the Haddock Employment Agreement, dated March 1,
         1999 (filed as Exhibit 10.09 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of the Company (the "Company 1998
         10-K") and incorporated herein by reference)

10.08 Form of Officer's and Trust Managers' Indemnification Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit 10.07 to the Form S-4 and incorporated herein by reference)

10.09 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit 10.07 to the Registration Statement on Form S-11 (File No.
         33-75188) of the Company and incorporated by reference)

10.10    Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k)
         Plan, as amended (filed as Exhibit 10.12 to the Company 1998 10-K and incorporated herein by reference)

10.11    Second Amended and Restated 1995 Crescent Real Estate Equities Company
         Stock Incentive Plan (filed as Exhibit 10.13 to the Form S-4 and incorporated herein by reference)

10.12    Amended and Restated 1995 Crescent Real Estate Equities Limited
         Partnership Unit Incentive Plan (filed as Exhibit 99.01 to the
         Registration Statement on Form S-8 (File No. 333-3452) of the Company and incorporated herein by reference)

10.13    1996 Crescent Real Estate Equities Limited Partnership Unit Incentive
         Plan (filed as Exhibit 10.01 to the Current Report on Form 8-K dated and filed September 27, 1996 of the Company and incorporated herein by reference)

10.14    Master Lease Agreement, dated June 16, 1997, as amended, between
         Crescent Real Estate Funding VII, L.P. and Charter Behavioral Health
         Systems, LLC and its subsidiaries, relating to the Behavioral
         Healthcare Properties (filed as Exhibit 10.27 to the Company 1997 10-K and incorporated herein by reference)

10.15    Fifth Amended and Restated Revolving Credit Agreement, dated June 30,
         1998 among the Registrant, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the Company 2Q 10-Q and incorporated herein by reference)

10.16    Intercompany Agreement, dated June 3, 1997, between the Registrant and
         Crescent Operating, Inc. (filed as Exhibit 10.2 to the Registration
         Statement on Form S-1 (File No. 333-25223) of Crescent Operating, Inc.
         and incorporated herein by reference)

27.01    Financial Data Schedule (filed herewith)