Form 10-Q
period 1999-06-30
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 1999-08-16
CIK 1010958

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED JUNE 30, 1999
                         COMMISSION FILE NO. 333-42293


               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            TEXAS                                                75-2531304
  ------------------------------                          ----------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification Number)


              777 Main Street, Suite 2100, Fort Worth, Texas 76102
-------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)


       Registrant's telephone number, including area code (817) 321-2100

       Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: None
-------------------------------------------------------------------------------

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


PART I:  FINANCIAL INFORMATION                                                        PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
         December 31, 1998 (audited) ..............................................    3

         Consolidated Statements of Operations for the three and six months ended
         June 30, 1999 and 1998 (unaudited) .......................................    4

         Consolidated Statement of Partners' Capital for the six months ended .....    5
         June 30, 1999 (unaudited)

         Consolidated Statements of Cash Flows for the six months ended June 30,
         1999 and 1998 (unaudited) ................................................    6

         Notes to Financial Statements ............................................    7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ......................................   22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...............   51

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................   51

Item 2.  Changes in Securities ....................................................   51

Item 3.  Defaults Upon Senior Securities ..........................................   51

Item 4.  Submission of Matters to a Vote of Security Holders ......................   51

Item 5.  Other Information ........................................................   52

Item 6.  Exhibits and Reports on Form 8-K .........................................   52

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                              (NOTES 1, 2 AND 3)

                                                                        JUNE 30,     DECEMBER 31,
                                                                         1999           1998
                                                                      -----------    -----------
                                                                      (UNAUDITED)      (AUDITED)
ASSETS:
   Land                                                               $   399,434    $   400,690
   Land held for development or sale                                       95,282         95,282
   Building and improvements                                            3,606,474      3,569,774
   Furniture, fixtures and equipment                                       69,018         63,626
   Less -  accumulated depreciation                                      (448,829)      (387,457)
                                                                      -----------    -----------
               Net investment in real estate                            3,721,379      3,741,915

   Cash and cash equivalents                                              104,868        109,828
   Restricted cash and cash equivalents                                    62,619         46,841
   Accounts receivable, net                                                33,452         32,585
   Deferred rent receivable                                                89,143         73,635
   Investments in real estate mortgages and
       equity of unconsolidated companies                                 912,141        743,516
   Notes receivable , net                                                 195,079        187,063
   Other assets, net                                                      109,117        110,566
                                                                      -----------    -----------
               Total assets                                           $ 5,227,798    $ 5,045,949
                                                                      ===========    ===========


LIABILITIES:
   Borrowings under Credit Facility                                   $   660,000    $   660,000
   Notes payable                                                        2,032,421      1,658,156
   Accounts payable, accrued expenses and other liabilities               135,394        149,442
                                                                      -----------    -----------
              Total liabilities                                         2,827,815      2,467,598
                                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                        25,458         26,727

PARTNERS' CAPITAL:
   Series A Preferred Units, 8,000,000 Units issued and outstanding
     at June 30, 1999 and December 31, 1998                               200,000        200,000
   Units of Partnership Interests, 66,315,188 and 68,823,252 issued and outstanding at June 30, 1999 and December 31, 1998,
      respectively:
     General partner -- outstanding 599,257 and 622,777                     3,214          3,815
     Limited partners' -- outstanding 65,715,931 and 68,200,475         2,165,788      2,352,846
   Accumulated other comprehensive income                                   5,523         (5,037)
                                                                      -----------    -----------
              Total partners' capital                                   2,374,525      2,551,624
                                                                      -----------    -----------
              Total liabilities and partners' capital                 $ 5,227,798    $ 5,045,949
                                                                      ===========    ===========


  The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                              (NOTES 1, 3, AND 4)


                                                  FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                      ENDED JUNE 30,                 ENDED JUNE 30,
                                               ----------------------------    ----------------------------
                                                        (UNAUDITED)                    (UNAUDITED)
                                                   1999            1998            1999            1998
                                               ------------    ------------    ------------    ------------
REVENUES:
    Office and retail properties               $    155,713    $    137,472    $    305,735    $    263,900
    Hotel properties                                 16,107          12,678          31,511          25,552
    Behavioral healthcare properties                 13,825          13,824          27,648          27,647
    Interest and other income                         6,752           5,130          13,250          13,154
                                               ------------    ------------    ------------    ------------
      Total revenues                                192,397         169,104         378,144         330,253
                                               ------------    ------------    ------------    ------------

EXPENSES:
    Real estate taxes                                22,454          17,309          43,200          33,406
    Repairs and maintenance                          10,668           9,102          21,692          17,802
    Other rental property operating                  32,498          29,774          65,110          59,665
    Corporate general and administrative              3,816           3,554           7,930           6,701
    Interest expense                                 44,917          37,844          87,398          72,127
    Amortization of deferred financing costs          2,755           1,110           5,824           2,250
    Depreciation and amortization                    33,010          28,250          66,657          54,832
    Settlement of merger dispute                       --              --            15,000            --
                                               ------------    ------------    ------------    ------------
      Total expenses                                150,118         126,943         312,811         246,783
                                               ------------    ------------    ------------    ------------

      Operating income                               42,279          42,161          65,333          83,470

OTHER INCOME AND EXPENSE:
    Equity in net income of unconsolidated
        companies
        Office and retail properties                     (5)           (372)          1,956             829
        Refrigerated storage properties               4,021          (1,585)          9,730          (1,516)
        Residential development properties           14,415           8,074          23,044          12,649
        Other                                           603            --               910            --
                                               ------------    ------------    ------------    ------------
             Total other income and expense          19,034           6,117          35,640          11,962
                                               ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY INTERESTS:                    61,313          48,278         100,973          95,432
    Minority interests                                 (239)           (407)           (484)           (807)
                                               ------------    ------------    ------------    ------------

NET INCOME                                           61,074          47,871         100,489          94,625

PREFERRED UNIT DIVIDENDS                             (3,375)         (3,375)         (6,750)         (4,950)
FORWARD SHARE PURCHASE
  AGREEMENT RETURN                                   (2,165)           --            (4,317)           --
                                               ------------    ------------    ------------    ------------

NET INCOME AVAILABLE TO PARTNERS               $     55,534    $     44,496    $     89,422    $     89,675
                                               ============    ============    ============    ============

PER UNIT DATA:
    Net Income - Basic                         $       0.80    $       0.67    $       1.29    $       1.36
                                               ============    ============    ============    ============
    Net Income - Diluted                       $       0.79    $       0.65    $       1.27    $       1.31
                                               ============    ============    ============    ============




  The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                (NOTES 1 AND 11)
                                  (UNAUDITED)

                                                                                                ACCUMULATED
                                                  PREFERRED       GENERAL         LIMITED         OTHER             TOTAL
                                                   PARTNERS'     PARTNER'S       PARTNERS'     COMPREHENSIVE      PARTNERS'
                                                   CAPITAL        CAPITAL         CAPITAL          INCOME          CAPITAL
                                                 ------------   ------------   ------------     ------------    ------------
Partners' capital, December 31, 1998             $    200,000   $      3,815   $  2,352,846     $     (5,037)   $  2,551,624

Contributions                                            --             --           21,747             --            21,747
Settlement of Forward Share Purchase Agreement           --             --         (149,384)            --          (149,384)
Distributions                                            --           (1,538)      (152,223)            --          (153,761)
Net income                                               --              937         92,802             --            93,739
Accumulated other comprehensive income                   --             --             --             10,560          10,560
                                                 ------------   ------------   ------------     ------------    ------------

Partners' capital, June 30, 1999                 $    200,000   $      3,214   $  2,165,788     $      5,523    $  2,374,525
                                                 ============   ============   ============     ============    ============



  The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                              (NOTES 1, 2 AND 5)

                                                                       FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                  --------------------------
                                                                         (UNAUDITED)
                                                                      1999           1998
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $   100,489    $    94,625
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                   72,481         57,082
       Minority interests                                                 484            807
       Non-cash compensation                                               81            135
       Distributions received in excess of equity in earnings
         from unconsolidated companies                                   --            9,000
       Equity in earnings in excess of distributions received
         from unconsolidated companies                                (14,621)          --
       Increase in accounts receivable                                   (867)         9,303
       Increase in deferred rent receivable                           (15,508)       (16,060)
       Decrease in other assets                                        19,253        (25,716)
       Decrease in restricted cash and cash equivalents                 3,766         13,185
       Decrease in accounts payable, accrued
         expenses and other liabilities                               (14,048)       (32,479)
                                                                  -----------    -----------
            Net cash provided by operating activities                 151,510        109,882
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of investment properties                              --         (582,036)
       Development of investment properties                            (5,106)       (11,498)
       Capital expenditures - rental properties                       (14,723)       (24,930)
       Tenant improvement and leasing costs - rental properties       (29,060)       (34,316)
       Increase in restricted cash and cash equivalents               (19,544)           (25)
       Investment in unconsolidated companies                        (127,422)       (74,608)
       Investment in residential development companies                (21,688)          --
       Return of investment in residential development properties        --           14,063
       Escrow deposits - acquisition of investment properties            --           (2,160)
       (Increase) decrease in notes receivable                         (8,016)        14,501
                                                                  -----------    -----------
            Net cash used in investing activities                    (225,559)      (701,009)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt financing costs                                           (12,864)        (2,293)
       Borrowings under credit facility                                51,920        532,150
       Payments under credit facility                                 (51,920)      (272,150)
       Debt proceeds                                                  490,000        205,034
       Debt payments                                                 (115,735)      (170,562)
       Capital distributions - joint venture partner                   (1,753)        (1,596)
       Capital Contributions to the Operating Partnership              17,922        460,143
       Settlement of Share Purchase Agreement                        (149,384)          --
       Distributions from the Operating Partnership                  (159,097)      (104,612)
                                                                  -----------    -----------
            Net cash provided by financing activities                  69,089        646,114
                                                                  -----------    -----------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (4,960)        54,987
CASH AND CASH EQUIVALENTS,
       Beginning of period                                            109,828         66,063
                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS,
       End of period                                              $   104,868    $   121,050
                                                                  -----------    -----------

                                                                  $   104,868    $   121,050
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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("CREE, Ltd."), which owns an approximately 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 89% limited partner interest in the Operating Partnership, with the remaining approximately 10% limited partner interest held by other limited partners. The Operating Partnership directly or indirectly owns substantially all of the economic interests in seven separate single purpose limited partnerships (all formed for the purpose of obtaining securitized debt), with the remaining interests owned indirectly by the Company through seven separate corporations, each of which is a wholly owned subsidiary of CREE, Ltd. and a general partner of one of the seven limited partnerships.

         All of the limited partners of the Operating Partnership other than the Company own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximately 89% limited partner interest has been treated as equivalent, for purposes of this report, to 59,326,407 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,389,524 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 599,257 units.

SEGMENTS

         As of June 30, 1999, the Operating Partnership's assets and operations were composed of five major industry segments:

         o        Office and Retail Segment;
         o        Hospitality Segment;
         o        Residential Development Segment;
         o        Refrigerated Storage Segment; and
         o        Behavioral Healthcare Segment.

         Within these segments, the Operating Partnership owned directly or indirectly the following real estate assets (the "Properties") as of June 30, 1999:

         o OFFICE AND RETAIL SEGMENT consists of 89 office properties (collectively referred to as the "Office Properties") located in 31 metropolitan submarkets in nine states, with an aggregate of approximately 31.8 million net rentable square feet and seven retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately
                  0.8 million net rentable square feet.

         o HOSPITALITY SEGMENT consists of eight full service hotels with a total of 2,636 rooms and two destination health and fitness resorts that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties"). All Hotel Properties, except the Omni Austin Hotel, are leased to subsidiaries of Crescent Operating, Inc. ("COI"). The Omni Austin Hotel is leased to an unrelated third party.

         o RESIDENTIAL DEVELOPMENT SEGMENT consists of the Operating Partnership's ownership of real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own 13 residential development properties (collectively referred to as the "Residential Development Properties").

         o REFRIGERATED STORAGE SEGMENT consists of the Operating Partnership's indirect 39.6% interest in three partnerships (collectively referred to as the "Refrigerated Storage Partnerships"), each of which owns one or more corporations or limited liability companies (collectively referred to as the "Refrigerated Storage Corporations") which, as of June 30, 1999, directly or indirectly owned approximately 86 refrigerated storage properties (collectively referred to as the "Refrigerated Storage Properties") with an aggregate of approximately 416.2 million cubic feet (16.6 million square feet).

         o BEHAVIORAL HEALTHCARE SEGMENT consists of 88 properties in 26 states (collectively referred to as the "Behavioral Healthcare Properties") that are leased to Charter Behavioral Health Systems, LLC ("CBHS"). CBHS was formed to operate the Behavioral Healthcare Properties and is owned 50% by a subsidiary of Magellan Health Services, Inc. ("Magellan") and 50% by COI. See Note 14. Proposed CBHS Recapitalization for a description of the current status of the Operating Partnerhip's lease with CBHS.

         The Company owns its assets and carries on its operations and other activities through the Operating Partnership and its other subsidiaries. The limited partnership agreement of the Operating Partnership acknowledges that all of the Company's operating expenses are incurred for the benefit of the Operating Partnership and provides that the Operating Partnership shall reimburse the Company for all such expenses. Accordingly, expenses of the Company are reimbursed by the Operating Partnership. See Note 6. Segment Reporting for a table showing revenues, funds from operations and identifiable assets for each of these industry segments for the three and six months ended June 30, 1999 and 1998.

The following table shows, by entity, the Properties that the Operating Partnership and subsidiaries owned as of June 30, 1999:

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

Crescent Real Estate      Greenway Plaza Portfolio(1)
Funding  III, IV and V,
L.P.:
("Funding III, IV and V")

Crescent Real Estate      Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate      Behavioral Healthcare Properties
Funding VII, L.P."
("Funding VII")

-------------------------------------------

(1) Funding III owns the Greenway Plaza Portfolio (inclusive of one Hotel Property), except for the central heated and chilled water plant building and Coastal Tower Office Property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Operating Partnership's Form 10-K for the year ended December 31, 1998.

         Certain previously reported amounts have been reclassified to conform with the current presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and would have had no material impact on the Operating Partnership's financial statements for the three or six months ended June 30, 1999.

3.   PROPERTIES HELD FOR DISPOSITION:

         In pursuit of management's objective to dispose of non-strategic or non-core assets to generate funds for future growth, the Operating Partnership is actively marketing for sale 12 Office Properties. These 12 Office Properties held for disposition are included in the Net Investment in Real Estate of $3,721,379. Eight of the Properties are in Dallas, two are in New Orleans, one is in Denver and one is in Omaha. The disposition of these Properties is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions.

         The following table summarizes the condensed results of operations for the six months ended June 30, 1999 and 1998, for the 12 Office Properties held for disposition.

                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------------
                                                      1999               1998
                                                  --------------    ---------------
         Revenue                                   $    22,030        $    21,728
         Operating Expenses                             10,034              8,994
                                                   -----------        -----------

         Net Operating Income                      $    11,996        $    12,734
                                                   ===========        ===========

         The Operating Partnership does not intend to sell these Office Properties at prices below management's assessment of fair value, which exceeds the net book value of these Office Properties at June 30, 1999. Additionally, there is not expected to be any impairment to the portfolio of real estate assets remaining as a result of any sale of these Office Properties.

4.   EARNINGS PER UNIT OF PARTNERSHIP INTEREST:

         SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution, while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                             For the three months ended June 30,
                        ---------------------------------------------------------------------
                                      1999                                 1998
                                    ---------                           ---------
                                    Wtd. Avg.    Per Unit                Wtd. Avg.   Per Unit
                         Income       Units       Amount     Income       Units      Amount
                        ---------   ---------   ---------   ---------   ---------   ---------
Basic EPS -
Net income available
     to partners .....  $  55,534      69,655   $    0.80   $  44,496      66,387   $    0.67
                                                =========                           =========

Effect of dilutive
securities:
     Unit options ....       --         1,064                    --         2,297
                        ---------------------------------------------------------------------

Diluted EPS -
Net income available
     to partners......  $  55,534      70,719   $    0.79   $  44,496      68,684   $    0.65
                        =========     =======   =========   =========     =======   =========

                                              FOR THE SIX MONTHS ENDED JUNE 30,
                        ---------------------------------------------------------------------
                                      1999                                 1998
                                    ---------                           ---------
                                    Wtd. Avg.    Per Unit                Wtd. Avg.   Per Unit
                         Income       Units       Amount     Income       Units      Amount
                        ---------   ---------   ---------   ---------   ---------   ---------
Basic EPS -
Net income available
     to partners......  $  89,422      69,254   $    1.29   $  89,675      65,962   $    1.36
                                                =========                           =========

Effect of dilutive
securities:
    Unit options......          --      1,070                      --       2,320
                        ---------------------------------------------------------------------

Diluted EPS -
Net income available
     to partners......  $  89,422      70,324   $    1.27   $  89,675      68,282   $    1.31
                        =========     =======   =========   =========     =======   =========

         The effect of the conversion of the Series A Convertible Cumulative Preferred Shares is not included in the computation of diluted EPS for the three or six months ended June 30, 1999 or 1998 since the effect of their conversion is antidilutive. Also, the Company's obligation under the Forward Share Purchase Agreement, which terminated as of June 30, 1999, is not included in the computation of diluted EPS for the three or six months ended June 30, 1999 or 1998 since the effect of the obligation is antidilutive.

5. SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

                                                               FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                           -------------------------
                                                              1999          1998
                                                           -----------   -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ...........................................  $    87,781   $    70,834
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
Issuance of Operating Partnership units in conjunction
    with settlement of an obligation ....................         --           8,522
Issuance of Operating Partnership units in conjunction
    with investments ....................................         --          11,450
Acquisition of partnership interests ....................        3,775          --
Unrealized gain on available-for-sale securities ........       10,560          --
Forward Share Purchase Agreement Return .................        4,317          --

6.   SEGMENT REPORTING:

         The Operating Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" beginning with the year ended December 31, 1998. The Operating Partnership currently has five major operating segments: the Office and Retail Segment; the Hospitality Segment; the Refrigerated Storage Segment; the Residential Development Segment and the Behavioral Healthcare Segment. Management organizes the segments within the Operating Partnership based on property type for making operating decisions and assessing performance. Operating segments for SFAS No. 131 are determined on the same basis.

         The Operating Partnership uses funds from operations ("FFO") as the measure of segment profit or loss. FFO, based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used in this document, means:

         o        Net Income (Loss) - determined in accordance with GAAP;

                  o excluding gains (or losses) from debt restructuring and sales of property;

                  o plus depreciation and amortization of real estate assets; and

                  o after adjustments for unconsolidated partnerships and joint ventures.

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance for an equity REIT, and for its operating segments. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

         Selected financial information related to each operating segment for the three and six months ended June 30, 1999 and 1998 is presented below.

                                                                 FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,                            JUNE 30,
                                                               --------------------------------    --------------------------------
                                                                   1999              1998              1999              1998.
                                                               --------------    --------------    --------------    --------------
REVENUES:
     Office and Retail Segment                                 $      155,713    $      137,472    $      305,735    $      263,900
     Hospitality Segment                                               16,107            12,678            31,511            25,552
     Behavioral Healthcare Segment                                     13,825            13,824            27,648            27,647
     Refrigerated Storage Segment                                        --                --                --                --
     Residential Development Segment                                     --                --                --                --
     Corporate and other                                                6,752             5,130            13,250            13,154
                                                               --------------    --------------    --------------    --------------
     TOTAL CONSOLIDATED REVENUE                                $      192,397    $      169,104    $      378,144    $      330,253
                                                               ==============    ==============    ==============    ==============

FUNDS FROM OPERATIONS:
     Office and Retail Segment                                 $       92,373    $       82,071    $      181,479    $      156,116
     Hospitality Segment                                               15,896            12,486            31,094            25,110
     Behavioral Healthcare Segment                                     13,825            13,824            27,648            27,647
     Refrigerated Storage Segment                                       9,208             5,398            17,488            11,538
     Residential Development Segment                                   21,037            14,713            34,338            24,090
     Corporate and other adjustments:
         Interest expense                                             (44,917)          (37,844)          (87,398)          (72,127)
         Preferred share dividends                                     (3,375)           (3,375)           (6,750)           (4,950)
         Other                                                          4,195             3,626             7,374            10,166
         Corporate G & A                                               (3,816)           (3,554)           (7,930)           (6,701)
                                                               --------------    --------------    --------------    --------------
     TOTAL FUNDS FROM OPERATIONS                               $      104,426    $       87,345    $      197,343    $      170,889
                                                               --------------    --------------    --------------    --------------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO NET
INCOME:

      Depreciation and amortization of real estate
          assets                                               $      (32,149)   $      (27,664)   $      (65,026)   $      (53,715)
      Settlement of merger dispute                                       --                --             (15,000)             --
      Adjustment for investments in real estate
          mortgages and equity of unconsolidated companies:
          Office and Retail Segment                                    (2,597)           (1,563)           (4,354)           (3,004)
          Refrigerated Storage Segment                                 (5,187)           (6,983)           (7,758)          (13,054)
          Residential Development Segment                              (6,622)           (6,639)          (11,294)          (11,441)
          Corporate and other                                            (172)             --                (172)             --
      Preferred share dividends                                         3,375             3,375             6,750             4,950
                                                               --------------    --------------    --------------    --------------
       NET INCOME                                              $       61,074    $       47,871    $      100,489    $       94,625
                                                               ==============    ==============    ==============    ==============

EQUITY IN NET INCOME OF UNCONSOLIDATED
       COMPANIES:
      Office and Retail Segment                                $           (5)   $         (372)   $        1,956    $          829
      Hospitality Segment                                                --                --                --                --
      Behavioral Healthcare Segment                                      --                --                --                --
      Refrigerated Storage Segment                                      4,021            (1,585)            9,730            (1,516)
      Residential Development Segment                                  14,415             8,074            23,044            12,649
      Corporate and other                                                 603              --                 910              --
                                                               --------------    --------------    --------------    --------------
      TOTAL EQUITY IN NET INCOME OF UNCONSOLIDATED
         COMPANIES                                             $       19,034    $        6,117    $       35,640    $       11,962
                                                               ==============    ==============    ==============    ==============

                                                               JUNE 30, 1999     JUNE 30, 1998
                                                               --------------    --------------
IDENTIFIABLE ASSETS:
      Office and Retail Segment                                $    3,329,219    $    3,228,985
      Hospitality Segment                                             457,391           418,657
      Behavioral Healthcare Segment                                   382,600           383,397
      Refrigerated Storage Segment                                    285,791           222,908
      Residential Development Segment                                 316,294           297,689
      Corporate and other                                             456,503           362,608
                                                               --------------    --------------
      TOTAL IDENTIFIABLE ASSETS                                $    5,227,798    $    4,914,244
                                                               ==============    ==============

         COI and CBHS are the two largest lessees of the Operating Partnership in terms of total consolidated rental revenues derived from leases. Total rental revenues from each of COI and CBHS for the six months ended June 30, 1999 were approximately 8% of the Operating Partnership's total consolidated rental revenues. COI was the primary lessee of the Hotel Properties for the six months ended June 30, 1999, and CBHS was the sole lessee of the Behavioral Healthcare Properties during that period. See Note 14. Proposed CBHS Recapitalization.

         See Note 12. Investments and Potential Dispositions for a description of the sole lessee of the Refrigerated Storage Properties.

7. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

        The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies:

                                                                                      OPERATING PARTNERSHIP'S OWNERSHIP
                ENTITY                                CLASSIFICATIONS                        AS OF JUNE 30, 1999
----------------------------------------    -------------------------------------    -------------------------------------
Desert Mountain Development Corporation     Residential Development Corporation                   95%(1)
Houston Area Development Corp.              Residential Development Corporation                   94%(1)
The Woodlands Land Company, Inc.            Residential Development Corporation                   95%(1)
Crescent Development Management Corp.       Residential Development Corporation                   90%(1)
Mira Vista Development Corp.                Residential Development Corporation                   94%(1)
Crescent CS Holdings Corp.                          Crescent Subsidiary                           99%(2)
Crescent CS Holdings II Corp.                       Crescent Subsidiary                           99%(2)
The Woodlands Commercial                         Office and Retail (various
    Properties Company, L.P.                     commercial properties)(3)                      42.5%
Main Street Partners, L.P.                   Office and Retail (office property
                                                     - Bank One Center)                           50%
DBL Holdings, Inc.                                         Other(4)                               95%
Metropolitan Partners, LLC                                 Other                                  (5)
CRL Investments, Inc.                                      Other                                  95%

---------------------

(1) See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(2) The Crescent Subsidiaries have a 40% interest in each of the Refrigerated Storage Partnerships. Accordingly, each of the Crescent Subsidiaries has an indirect 40% interest in the Refrigerated Storage Properties.

(3) The Woodlands Commercial Properties Company, L.P. is actively marketing for sale certain commercial property assets in The Woodlands.

(4) See Note 15. Pending Divestiture for more information regarding certain interests that the Operating Partnership has agreed to sell.

(5) See Note 12. Investments and Potential Dispositions for a description of the Operating Partnership's investment in Metropolitan Partners, LLC.

The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Refrigerated Storage Corporations," "Office and Retail" and "Other," as applicable, as of June 30, 1999.

 BALANCE SHEETS AT JUNE 30, 1999:

                                                  RESIDENTIAL    REFRIGERATED
                                                  DEVELOPMENT     STORAGE       OFFICE AND
                                                 CORPORATIONS   CORPORATIONS      RETAIL           OTHER
                                                 ------------   ------------   ------------   ------------
Real estate, net .............................   $    668,125   $  1,270,376   $    469,000
Cash .........................................         24,386         20,981         27,866
Other assets .................................        175,801        197,264         16,363
                                                 ------------   ------------   ------------
    Total assets .............................   $    868,312   $  1,488,621   $    513,229
                                                 ============   ============   ============
Notes payable ................................   $    318,095   $    592,430   $    274,359
Notes payable to the Operating Partnership ...        174,506           --             --
Other liabilities ............................        165,044        165,173         17,511
Equity .......................................        210,667        731,018        221,359
                                                 ------------   ------------   ------------
     Total liabilities and equity ............   $    868,312   $  1,488,621   $    513,229
                                                 ============   ============   ============
Operating Partnership's share of
unconsolidated debt ..........................   $    155,511   $    234,602   $    128,228
                                                 ============   ============   ============
Operating Partnership's investments in real
estate mortgages and equity of
unconsolidated companies .....................   $    316,294   $    285,791   $    105,916   $    204,140
                                                 ============   ============   ============   ============


SUMMARY STATEMENTS OF OPERATIONS:

                                                                 FOR THE SIX MONTHS ENDED
                                                                      JUNE 30, 1999
                                                ----------------------------------------------------------
                                                 RESIDENTIAL   REFRIGERATED
                                                 DEVELOPMENT     STORAGE        OFFICE AND
                                                CORPORATIONS   CORPORATIONS       RETAIL         OTHER
                                                ------------   ------------    ------------   ------------
     Total revenues .........................   $    211,786   $    171,777    $     46,542
     Expenses:
        Operating expense ...................        164,128        102,882          19,707
        Interest expense ....................          1,507         23,058           8,794
        Depreciation and amortization .......          5,405         28,195           8,844
        Taxes ...............................         10,959         (5,964)           --
                                                ------------   ------------    ------------
      Total expenses ........................        181,999        148,171          37,345
                                                ------------    ------------   ------------
     Net income .............................   $     29,787   $     23,606    $      9,197
                                                ============    ============   ============
     Operating Partnership's equity in net
     income of unconsolidated companies .....   $     23,044   $      9,730    $      1,956   $        910
                                                ============   ============    ============   ============

8.       NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:


The following is a summary of the Operating Partnership's debt financing at June 30, 1999:            BALANCE AT
                                                                                                         JUNE 30,
                                                                                                           1999
                                                                                                      -----------
SECURED DEBT
BankBoston, N.A. ("BankBoston") Term Note due October 30, 2001, bears interest at the
Eurodollar rate plus 325 basis points or the Base Rate (as defined in the Term Note
Agreement) plus 100 basis points (at June 30, 1999, the rate was 8.49% based on the
Eurodollar rate), with a three-year interest-only term, secured by Greenway I and IA, BP
Plaza, Washington Harbour, Bank One Tower, Frost Bank Plaza, Central Park Plaza, 3333 Lee
Parkway, The Addison and Reverchon Plaza Office Properties .......................................   $    320,000

AEGON Note due July 1, 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule(1) , secured by the Funding III, IV and V
Properties .......................................................................................        280,000

LaSalle Note I bears interest at 7.83% with an initial seven-year interest-only term (through
August 2002), followed by principal amortization based on a 25-year amortization schedule
through maturity in August 2027(2), secured by the Funding I Properties ..........................        239,000

Salomon Brothers Realty Corp. ("Salomon Brothers") Note due September 14, 1999, bears interest at an initial rate of 30-day LIBOR plus 200 basis points (at June 30, 1999, the rate was 7.24%) with an interest-only term(3), secured by the Houston Center mixed-use Office
Property complex and the Four Seasons Hotel - Houston ............................................        184,299

LaSalle Note II bears interest at 7.79% with an initial seven-year interest-only term
(through March 2003), followed by principal amortization based on a 25-year amortization
schedule through maturity in March 2028(4), secured by the Funding II ............................        161,000
Properties

BankBoston Bridge Loan, due August 31, 1999, bears interest at 30-day LIBOR plus 350 basis points (at June 30, 1999, the rate was 8.74%), secured by investment interests in
Metropolitan Partners LLC and the Desert Mountain Loans(5) .......................................        150,000

SFT Whole Loans, Inc. ("SFT") Note due September 30, 2001, bears interest at 30-day LIBOR plus an average rate of 1.75% (at June 30, 1999, the rate was 6.99%) with an interest-only
term, secured by the Fountain Place Office Property ..............................................         97,123

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center Hotel
Property .........................................................................................         63,500

Metropolitan Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Energy Centre Office
Property .........................................................................................         44,000

Metropolitan Life Note III due December 1999, bears interest at 7.74% with an interest-only
term, secured by the Datran Center Office Property ...............................................         40,000


Northwestern Note due January 2004, bears interest at 7.65% with an interest-only term, secured
by the 301 Congress Avenue Office Property .......................................................         26,000

                                                                                                      BALANCE AT
                                                                                                       JUNE 30,
                                                                                                         1999
                                                                                                     ------------
Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The Woodlands
Office Properties ................................................................................         11,603

Nomura Funding VI Note bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in July 2020(6), secured by the
Funding VI Property ..............................................................................          8,539

Metropolitan Life Note IV due December 1999, bears interest at 7.11% with monthly principal and interest payments based on a 15-year amortization schedule, secured by the Datran Center Office
Property .........................................................................................          6,610

Rigney Note due June 2012, bears interest at 8.50% with quarterly principal and interest
payments based on a 15-year amortization schedule, secured by a parcel of land ...................            747

UNSECURED DEBT

Line of Credit with BankBoston ("Credit Facility") (see description of Credit Facility below) ....        660,000

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
September 2007(7) ................................................................................        250,000

2002 Notes bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
September 2002(7) ................................................................................        150,000
                                                                                                     ------------

     Total Notes Payable .........................................................................   $  2,692,421
                                                                                                     ============


----------------

(1) On June 30, 1999, the Operating Partnership refinanced the $115,000 La Salle Note III due July 1999 with this $280,000 AEGON Note. The proceeds were primarily used to repay the existing debt of $115,000 and to settle the Company's remaining Forward Share Purchase Agreement. (See Note 11. Partners' Capital.) The outstanding principal balance at maturity will be approximately $223,000.

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

(3) On May 28, 1999, the Operating Partnership refinanced the $184,299 Merrill Lynch Promissory Note with this Salomon Brothers Note.

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

(5) Prior to expiration on July 15, 1999, the Operating Partnership extended the term of this loan to August 31, 1999.

(6) The Operating Partnership has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date.

(7) The notes were issued in an offering registered with the Securities and Exchange Commission ("SEC").

         Below are the aggregate principal amounts due under the Credit Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

                                       SECURED        UNSECURED        TOTAL
                                     ------------   ------------   ------------
                  (in thousands)
         1999 ....................   $    381,528   $       --     $    381,528
         2000 ....................          1,359        660,000        661,359
         2001 ....................        429,208           --          429,208
         2002 ....................         65,655        150,000        215,655
         2003 ....................         72,201           --           72,201
         Thereafter ..............        682,470        250,000        932,470
                                     ------------   ------------   ------------
                                     $  1,632,421   $  1,060,000   $  2,692,421
                                     ============   ============   ============

         The Operating Partnership has approximately $381,528 of secured debt expiring during the remainder of 1999, consisting of two major components.

         The first component is $184,299 due under the Salomon Brothers Note maturing in September 1999, which is secured by the Houston Center mixed-use Office Property complex and the Four Seasons Hotel - Houston. The Operating Partnership has a commitment from a commingled trust fund advised by J.P. Morgan Investment Management, Inc. to refinance the Salomon Brothers Note with a seven-year term loan of $200,000 bearing interest at an 8.3% fixed interest rate. Closing of this loan is expected to occur by August 31, 1999. This refinancing will retain the Houston Center mixed-use Office Property complex as collateral for the loan but will not include the Four Seasons Hotel - Houston, which currently serves as partial collateral for the existing loan.

         The second component is a $150,000 short-term Bridge Loan with BankBoston maturing August 31, 1999. The Operating Partnership has a commitment from BankBoston for a $200,000 note secured by partnership interests in two pools of assets which currently also secure the LaSalle Notes I and II. This new loan is expected to have a four-year term and a floating interest rate based on 30-day LIBOR plus 325 basis points. The Operating Partnership has entered into a four-year $200,000 interest rate swap agreement with Salomon Brothers Holding Company, Inc. ("Salomon") in a separate transaction related to this financing. Pursuant to this agreement, the Operating Partnership will pay Salomon on a quarterly basis a 6.183% fixed interest rate and Salomon will pay the Operating Partnership a floating 90-day LIBOR rate based on the same quarterly reset dates. This loan is also expected to close by August 31, 1999, and the interest rate swap agreement becomes effective September 1, 1999.

CREDIT FACILITY

         On June 30, 1998, the Credit Facility was increased to $850,000 (currently limited to $750,000 of borrowing capacity, subject to increase based upon certain events) to enhance the Operating Partnership's financial flexibility in making new real estate investments. The interest rate on advances under the Credit Facility is the Eurodollar rate plus 137 basis points. As of June 30, 1999, the interest rate on advances under the Credit Facility is unsecured and expires in June 2000. In connection with the refinancing of a BankBoston term note, the Operating Partnership used $90,000 of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the Credit Facility. As a result, the Operating
Partnership's borrowing capacity under the Credit Facility is currently limited to $660,000. The Credit Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Operating Partnership has entered into an agreement with its lender group to amend the Credit Facility to (i) provide for a reduction in the rent coverage level for CBHS, effective as of June 30, 1999,
(ii) reduce the Operating Partnership's reliance on the CBHS assets as support for the Credit Facility through a combination of the payment of certain amounts outstanding under the Credit Facility and the provision of substitute value to support the Credit Facility, and (iii) provide for a decrease in the size of the Credit Facility. As a result of this agreement, the Operating Partnership was in compliance with the financial covenants related to the Credit Facility for the June 30, 1999 reporting period. The Operating Partnership expects to make the short-term payments on the Credit Facility, as amended, with cash from operations and proceeds from asset sales.

9.  SETTLEMENT OF MERGER DISPUTE:

STATION CASINOS, INC. ("STATION")

         As of April 14, 1999, the Company and Station entered into a settlement agreement for the mutual settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station, which the Company terminated in August 1998. As part of the settlement agreement, the Company paid $15,000 to Station on April 22, 1999, which had been accrued by the Company at March 31, 1999.

10.  MINORITY INTEREST:

         Minority interest represents joint venture interests held by third parties.

11. PARTNERS' CAPITAL:

         In connection with its issuance of securities, the Company contributes the net proceeds of these issuances to the Operating Partnership for its use in exchange for an increase in its limited partner interest in the Operating Partnership.

COMMON SHARE ISSUANCE

         On March 25, 1999, the Company issued 12,356 additional common shares to the former holder of the Series B Preferred Shares, settling a dispute regarding the calculation of the conversion rate used in the conversion of the Series B Preferred Shares into the Company's common shares on November 30, 1998.

FORWARD SHARE PURCHASE AGREEMENT

         On June 30, 1999, the Company settled the forward share purchase agreement (the "Forward Share Purchase Agreement") with affiliates of the predecessor of UBS AG ("UBS"). As settlement of the Forward Share Purchase Agreement, the Company made a cash payment of approximately $149,000 (the "Settlement Price") to UBS in exchange for the return by UBS to the Company of 7,299,760 common shares. The Operating Partnership distributed the funds to the Company in exchange for a decrease in its limited partner interest in the Operating Partnership.

         The number of common shares returned to the Company is equal to the 4,700,000 common shares originally issued to UBS plus 2,599,760 common shares subsequently issued by the Company, because of a decline in its stock price. In connection with the issuance of additional common shares, the Company received an additional limited partner interest, which resulted in a reduction of the Operating Partnership's net income per unit and net book value per unit. The additional shares were issued as collateral for the Company's obligation to purchase 4,700,000 common shares from UBS by August 12, 1999. The Settlement Price was calculated based on the gross proceeds the Company received from the original issuance of 4,700,000 common shares to UBS, plus a forward accretion component equal to 90-day LIBOR plus 75 basis points, minus an adjustment for the Company's distributions paid to UBS. The forward accretion component represented a guaranteed rate of return to UBS.

         Upon settlement of this agreement, neither the Company nor the Operating Partnership had any forward share purchase agreements as of June 30, 1999.

DISTRIBUTIONS

Units

       On February 17, 1999, the Operating Partnership paid a distribution on its units of $75,707, or $1.10 per unit, to holders of record on January 27, 1999. The distribution represented an annualized distribution of $4.40 per unit.

       On May 18, 1999, the Operating Partnership paid a distribution on its units of $76,494, or $1.10 per unit, to holders of record on April 27, 1999. The distribution represented an annualized distribution of $4.40 per unit.

       On July 12, 1999, the Operating Partnership declared a cash dividend and unitholder distribution of $72,989, or $1.10 per unit, to holders of record on July 27, 1999. The distribution represents an annualized distribution of $4.40 per unit and is payable August 17, 1999.

Preferred Units

       On February 16, 1999, the Operating Partnership paid a distribution on its Series A Preferred Units of $3,375, or $.422 per preferred unit, to the Company, which was the sole holder of record on January 29, 1999. The distribution represented an annualized distribution of $1.69 per preferred unit.

       On May 14, 1999, the Operating Partnership paid a distribution on its Series A Preferred Units of $3,375, or $.422 per preferred unit, to the Company, which was the sole holder of record on April 30, 1999. The distribution represented an annualized distribution of $1.69 per preferred unit.

       On July 12, 1999, the Operating Partnership declared a distribution on its Series A Preferred Units of $3,375, or $.422 per preferred unit, to the Company, which was the sole holder of record on July 30, 1999. The distribution represents an annualized distribution of $1.69 per preferred unit and is payable on August 16, 1999.

UNITS EXCHANGED

       Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of the two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the three months ended June 30, 1999, there were 204,414 units exchanged for 408,828 common shares of the Company.

12. INVESTMENTS AND POTENTIAL DISPOSITIONS:

OFFICE AND RETAIL SEGMENT

       The Woodlands Commercial Properties Company, L.P., whose partners are the Company and Morgan Stanley Real Estate Fund II, L.P., is actively marketing for sale certain commercial property assets in The Woodlands.

REFRIGERATED STORAGE SEGMENT

       As of June 30, 1999, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly owned the real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by a recently formed partnership (the "Refrigerated Storage Operating Partnership"), owned 60% by Vornado Operating L.P. and 40% by a newly formed subsidiary of COI, in which the Operating Partnership has no interest. The Operating Partnership holds an indirect 39.6% interest in the Refrigerated Storage Partnerships and COI holds an indirect 0.4% interest in the Refrigerated Storage Partnerships. COI has an option to require the Operating Partnership to purchase COI's remaining 1% interest in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the

Operating Partnership, adversely affect the status of the Company as a REIT, for an aggregate price, payable by the Operating Partnership, of approximately $3,300.

         The Refrigerated Storage Operating Partnership, as sole lessee of the Refrigerated Storage Properties, entered into triple-net master leases with certain of the Refrigerated Storage Corporations. Each of the Refrigerated Storage Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. The leases provide for an aggregate annual base rental rate of $123,000 for the first through fifth lease years, $126,000 for the sixth through 10th lease years and $130,500 for the 11th through 15th lease years, plus percentage rent based on the gross revenues received from customers at the Refrigerated Storage Properties above a specified amount.

RESIDENTIAL DEVELOPMENT SEGMENT

       On April 29, 1999, a partnership in which Crescent Development Management Corp. ("CDMC") has a 64% economic interest, finalized the purchase of "The Commons," a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25,000. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres are expected to be commercially developed by another firm, providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage connects with several major entertainment and recreational facilities including Coors Field (home to the Major League's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

OTHER

       On December 8, 1998, Tower Realty Trust ("Tower"), Reckson Associates Realty Corporation ("Reckson"), and Metropolitan Partners, LLC ("Metropolitan") entered into a revised agreement and plan of merger that superseded the merger agreement to which the Company was a party. Under the revised agreement, Metropolitan agreed to acquire Tower for a combination of cash and Reckson exchangeable Class B common shares. The Operating Partnership, Reckson and Metropolitan agreed that the Operating Partnership's investment in Metropolitan would be an $85,000 preferred member interest in Metropolitan. In connection with the revised agreement, the Operating Partnership contributed $10,000 of the $85,000 required capital contribution to Metropolitan in December 1998 and contributed the remaining $75,000 to Metropolitan upon satisfaction of all of the conditions to the funding on May 19, 1999. The Operating Partnership's $85,000 preferred member interest in Metropolitan at June 30, 1999, would equate to an approximate 20% equity interest.

        The investment has a cash flow preference of 7.5% for a two-year period and may be redeemed by Metropolitan within the two-year period for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Operating Partnership. If Metropolitan does not redeem the preferred interest upon expiration of the two-year period, the Operating Partnership may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price of $24.61.

       The Operating Partnership is actively marketing for sale its preferred interest in Metropolitan and does not intend to sell it at a price below management's assessment of the investment's fair value.

13.      RELATED PARTY INVESTMENT:

       On June 9, 1999, upon the approval of the independent members of the Board of Trust Managers of the Company, the Operating Partnership contributed approximately $17,000 of a $25,000 commitment to DBL Holdings, Inc. ("DBL"). The Operating Partnership has a 95% non-voting interest in DBL. DBL's primary holdings consist of the limited partner interest in the partnership that has equity and debt interests in the Dallas Mavericks, interests in the new Dallas sports arena development and surrounding mixed-use development projects.

        The contribution was used by DBL to invest in DBL-ABC, Inc., which, in turn, acquired a limited partnership interest of 12.5% in the G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff Moore Strategic Partners, LP ("GMSP") and GMAC Commercial Mortgage Corporation. John Goff, Vice-Chairman of the Board of Trust Managers of the Company and President and Chief Executive Officer of CREE Ltd., and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP.

14.  PROPOSED CBHS RECAPITALIZATION:

BEHAVIORAL HEALTHCARE SEGMENT

        During the six months ended June 30, 1999, the Operating Partnership received rental payments of $21,900 from CBHS as required under its lease with CBHS. CBHS has been negatively affected by many factors including adverse industry conditions. As a result, CBHS is no longer performing in accordance with its operating budget. The Operating Partnership's management is working with other constituents to recapitalize CBHS and has entered into a letter agreement with the Operating Partnership, COI, Magellan and CBHS pursuant to which, (i) the Operating Partnership has agreed to defer the payment of the August rent by CBHS to the last four months of 1999, (ii) the Operating Partnership, Magellan, COI and CBHS have agreed to enter into certain mutual releases at closing, and (iii) Magellan has agreed that it will, at the closing of the transactions, transfer its remaining hospital-based assets (including Charter Advantage, Charter Franchise Services, LLC, the call center assets, the Charter name and related intellectual property and certain other assets) to CBHS, and cancel its accrued franchise fees. The closing of the transactions is expected to occur in thirty days. If the transactions do not close within thirty days, the letter agreement will terminate and CBHS potentially will be unable to satisfy all of its lease obligations to the Operating Partnership. Although management continues to work on this recapitalization, the Operating Partnership may have downside exposure on its original investment and on income associated with its lease with CBHS. The Operating Partnership's investment in CBHS represented approximately 7% of total assets at June 30, 1999, and approximately 8% of consolidated rental revenues for the six months ended June 30, 1999.

        CBHS was not able to make its rental payment of $3,800 that was due August 10, 1999 and requested to pay August rent in four equal installments beginning in September 1999. The Operating Partnership agreed to amend its lease with CBHS on August 10, 1999, to allow CBHS to defer the August, 1999 payment by making additional rental payments that effectively bear interest at approximately 11% to the Operating Partnership during the period from September 1999 through December 1999. These additional payments will be due and payable along with CBHS's regular monthly rental payments. The master lease between the Operating Partnership and CBHS, as amended, remains in full force and effect.

15.  PENDING DIVESTITURE:

        On July 26, 1999, the Operating Partnership announced that the Operating Partnership and DBL have agreed to sell their non-core equity and debt interests in the Dallas Mavericks, interest in the new Dallas sports arena development and surrounding mixed-use development projects and certain promissory notes related to the Dallas Mavericks for approximately $89,000 in cash. Certain of the transactions are subject to approval by the National Basketball Association. The sale is not expected to have a material impact on the Operating Partnership's financial position or results of operations. The proceeds from the sale are expected to be used to pay down the Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1. Financial Statements of this document and the more detailed information contained in the Operating Partnership's Form 10-K for the year ended December 31, 1998. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in the notes to the financial statements in Item 1. Financial Statements.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe", "expect" and "may."

         Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Operating Partnership's actual results could differ materially from those given in the forward-looking statements. Certain factors that might cause such a difference are detailed in the Company's Current Report on Form 8-K/A dated April 17, 1998 and filed May 14, 1999.

         The following factors might cause such a difference:

               o Failure to complete the recapitalization of CBHS which would adversely affect CBHS's ability to fulfill all of its lease obligations;
               o Adverse changes in the financial condition of existing tenants;
               o The Operating Partnership's ability to generate revenues sufficient to meet debt service payments, satisfy existing financial covenants and other operating expenses;
               o Financing risks, such as the availability of funds sufficient to service existing debt, increased debt service associated with variable rate debt and the Operating Partnership's ability to consummate planned financings and refinancings on the terms and within the time frames anticipated;
               o The Operating Partnership's ability to timely lease unoccupied square footage and timely release occupied square footage upon expiration;
               o Changes in real estate conditions (including rental rates and competition from other properties);
               o The concentration of a significant percentage of the Operating Partnership's assets in Texas;
               o The existence of complex regulations relating to the Company's status as a REIT and the adverse consequences of the failure to qualify as such; and
               o Other risks detailed from time to time in the Operating Partnership's filings with the SEC.

         Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Operating Partnership is not obligated to update these forward-looking statements to reflect any future events or circumstances.

STRATEGY

         John C. Goff, Vice-Chairman of the Board of Trust Managers of the Company, was appointed to the positions of President and Chief Executive Officer of CREE Ltd. on June 11, 1999. The immediate objectives of Mr. Goff and the management team are to:

               o Resolve the issues surrounding the Operating Partnership's investment in CBHS;
               o Reduce the Operating Partnership's exposure on variable rate debt; and
               o Dispose of non-strategic or non-core assets in order to generate funds for future growth.

CBHS

         The Operating Partnership's management is working with other constituents to recapitalize CBHS. Any recapitalization will be designed to preserve value for the Operating Partnership's unitholders while permitting CBHS to strengthen its business to provide the Operating Partnership with greater security regarding the collectibility of its lease payments from CBHS.

Variable-rate Debt

         Management is reviewing alternative means of reducing the Operating Partnership's exposure on its variable-rate debt to create greater predictability of interest expense and earnings. Among the alternatives being considered are asset sales to reduce debt, refinancings and interest rate swaps and hedges.

Asset Dispositions

         On July 26, 1999, the Operating Partnership announced that the Operating Partnership and DBL have agreed to sell their non-core equity and debt interests in the Dallas Mavericks, interest in the new Dallas sports arena development and surrounding mixed-use development projects and certain promissory notes related to the Dallas Mavericks for approximately $89 million in cash.

         The Operating Partnership is also actively marketing for sale certain non-strategic or non-core assets consisting of 12 Office Properties and its preferred interest in Metropolitan (which acquired Tower in May 1999) in an effort to refocus the Operating Partnership's business objectives and generate funds for future growth.

         Additionally, The Woodlands Commercial Properties Company, L.P., whose partners are the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., is actively marketing for sale certain commercial property assets in The Woodlands.

         The Operating Partnership does not intend to dispose of any assets at prices below management's assessment of the property's or investment's fair value.

OFFICE AND RETAIL SEGMENT

         Office Property net operating income increased by approximately 4% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998, for the 27.1 million square feet of Office Properties owned as of January 1, 1998. This increase is composed of a 6% increase in same-store revenues offset by a 10% increase in same-store expenses. For these Office Properties, the weighted average occupancy for the three months ended June 30, 1999 was approximately 90.9%, and the weighted average occupancy for the six months ended June 30, 1998 was approximately 89.7%.

         For the three months ended June 30, 1999, leases were executed (all of which have commenced or will commence during the next twelve months) renewing or re-leasing 900,379 net rentable square feet of office space at a weighted average full-service rental rate (weighted average full-service rental rates include free rent, scheduled rent increases that would be taken into account under GAAP, and expense recoveries) and an FFO annual net effective rental rate (calculated as weighted average full-service rental rate minus operating expenses paid by the Operating Partnership) of $20.72 and $13.20 per square foot, respectively. These rates represent a 17% and 30% increase, respectively, over expiring leases, which had a weighted average full-service rental rate of $17.65 per square foot and an FFO annual net effective rental rate of $10.14 per square foot.

         Office Property net operating income increased by approximately 7% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998, for the 27.1 million square feet of Office Properties owned as of January 1, 1998. This increase is composed of an 8% increase in same-store revenues offset by a 10% increase in same-store expenses. For these Office Properties, the weighted average occupancy for the six months ended June 30,

1999 was approximately 91.5%, and the weighted average occupancy for the six months ended June 30, 1998 was approximately 89.3%.

         For the six months ended June 30, 1999, leases were executed (all of which have commenced or will commence during the next twelve months) renewing or re-leasing 1,565,515 net rentable square feet of office space at a weighted average full-service rental rate (weighted average full-service rental rates include free rent, scheduled rent increases that would be taken into account under GAAP and expense recoveries) and an FFO annual net effective rental rate (calculated as weighted average full-service rental rate minus operating expenses paid by the Operating Partnership) of $21.52 and $13.57 per square foot, respectively. These rates represent a 19% and 33% increase, respectively, over expiring leases, which had a weighted average full-service rental rate of $18.14 per square foot and an FFO annual net effective rental rate of $10.20 per square foot.

         The leases executed for the six months ended June 30, 1999, all of which have commenced or will commence during the next twelve months, required tenant improvement and leasing costs of $5.80 and $2.99 per square foot, respectively, or $1.21 and $0.73 per square foot per year, respectively. The overall office portfolio was approximately 91% leased (based on executed leases) and 90% leased (based on commenced leases) at June 30, 1999.

HOSPITALITY SEGMENT

         Hotel Property rental income growth, including weighted average base rent and percentage rent, was approximately 17% and 15%, respectively, for the three and six months ended June 30, 1999, compared to the same period of 1998, for the six full-service Hotel Properties and two destination health and fitness resorts owned as of January 1, 1998 (weighted average base rent includes scheduled rent increases that would be taken into account under GAAP). The growth primarily represents the return on capital invested during 1998 and early 1999.

         For the three months ended June 30, 1999, weighted average occupancy, average daily rate and revenue per available room for all Hotel Properties were 75%, $226 and $167, respectively, compared to 75%, $214 and $159, respectively, for the same period of 1998. For the six months ended June 30, 1999, the weighted average occupancy, average daily rate and revenue per available room for all Hotel Properties were 77%, $238 and $182, respectively, compared to 75%, $226 and $169, respectively, for the same period of 1998.

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

         The Woodlands Land Company, Inc. The Woodlands, Texas. For the three months ended June 30, 1999, 407 lots with an average sales price of $48,031 per lot and 19 acres of commercial land were sold, compared to 402 lots with an average sales price of $54,986 per lot and 24 acres of commercial land, for the same period of 1998. For the six months ended June 30, 1999, 918 lots with an average sales price of $48,789 per lot and 27 acres of commercial land were sold, compared to 819 lots with an average sales price of $53,246 per lot and 105 acres of commercial land, for the same period of 1998.

         Desert Mountain Development Corporation ("Desert Mountain"), Scottsdale, Arizona. For the three months ended June 30, 1999, Desert Mountain sold 88 lots with an average sales price of $594,000 per lot (including club membership), compared to 71 lots with an average sales price of $398,000 per lot (including club membership), for the same period of 1998. Of the 88 lots sold during the second quarter of 1999, Desert Mountain sold 42 lots with an average sales price of $640,000 per lot, in the initial three villages in Saguaro Forest, which consist of 105 lots. The Saguro Forest is an exclusive community of 380 lots surrounding the new Chiricahua Jack Nicklaus signature golf course at Desert Mountain. For the six months ended June 30, 1999, Desert Mountain sold 124 lots with an average sales price of $548,000 per lot (including club membership), compared to 123 lots with an average sales price of $382,000 per lot (including club membership), for the same period of 1998.

         Crescent Development Management Corp. ("CDMC"), Beaver Creek, Colorado. For the three months ended June 30, 1999, CDMC's sales from its five active projects were eight townhomes, two single-family homes and one equivalent timeshare unit, compared to sales from its one active project of nine residential lots for the same period of 1998. For the six months ended June 30, 1999, CDMC's sales from its five active projects were six residential lots, 21 townhomes, four single-family homes, and five equivalent timeshare units, compared to sales from its one active project of 12 residential lots for the same period of 1998.

         On April 29, 1999, a partnership in which CDMC has a 64% economic interest, finalized the purchase of "The Commons," a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25 million. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres is expected to be commercially developed by another firm, thus providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage connects with several major entertainment and recreational facilities including Coors Field (home to the Major League's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

         Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas. For the three months ended June 30, 1999, Mira Vista sold 11 lots with an average sales price of $118,000 per lot, compared to four lots with an average sales price of $179,000 for the same period of 1998. For the six months ended June 30, 1999, Mira Vista sold 19 lots with an average sales price of $124,000 per lot, compared to 15 lots with an average sales price of $116,000 per lot, for the same period of 1998.

         Houston Area Development Corp. ("Houston Area Development"), Houston, Texas. For the three months ended June 30, 1999, Houston Area Development sold 67 lots with an average sales price of $30,000 per lot and 16 acres of commercial land, compared to 41 lots with an average sales price of $28,000 per lot for the same period of 1998. For the six months ended June 30, 1999, Houston Area Development sold 113 lots with an average sales price of $29,000 per lot and 16 acres of commercial land, compared to 65 lots with an average sales price of $28,000 per lot, for the same period of 1998.

REFRIGERATED STORAGE SEGMENT

         As of June 30, 1999, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly owned real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by the recently formed Refrigerated Storage Operating Partnership, in which the Operating Partnership has no interest. The Operating Partnership holds an indirect 39.6% interest in the Refrigerated Storage Partnerships which are entitled to receive lease payments (base rent and percentage rent) from the Refrigerated Storage Operating Partnership.

         Management believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is a useful financial performance measure for assessing the financial condition of the Refrigerated Storage Operating Partnership, which is the sole lessee of the Refrigerated Storage Properties.

         This table shows (i) the Refrigerated Storage Operating Partnership's proforma EBITDA for the six months ended June 30, 1999 and 1998, assuming that the acquisitions by one of the Refrigerated Storage Partnerships of 14 Refrigerated Storage Properties had occurred on January 1, 1998, and (ii) the proforma lease payment for the six months ended June 30, 1999, assuming the restructuring of the Refrigerated Storage Corporations' investment in the Refrigerated Storage Properties had occurred on January 1, 1999.

                          EBITDA FOR THE SIX MONTHS         PROFORMA LEASE PAYMENT FOR THE
                                ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                        -----------------------------       ------------------------------
                                (in millions)                       (in millions)

                         1999                   1998                     1999
                        ------                 ------                  -------
                        $ 75.6                 $ 73.0                  $ 75.1

Comparative EBITDA has been provided for the six months ended June 30, 1999 and 1998 to illustrate the relative stability of the Refrigerated Storage Operating Partnership's financial condition. EBITDA does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP, but management believes that it is a good indication of the Refrigerated Storage Operating Partnership's ability to make its lease payments to the Refrigerated Storage Partnerships, in which the Operating Partnership has an indirect 39.6% interest.

BEHAVIORAL HEALTHCARE SEGMENT

        During the six months ended June 30, 1999, the Operating Partnership received rental payments of $21.9 million from CBHS as required under its lease with CBHS. CBHS has been negatively affected by many factors including adverse industry conditions. As a result, CBHS is no longer performing in accordance with its operating budget. The Operating Partnership's management is working with other constituents to recapitalize CBHS and has entered into a letter agreement with the Operating Partnership, COI, Magellan and CBHS pursuant to which (i) the Operating Partnership has agreed to defer the payment of the August rent by CBHS to the last four months of 1999, (ii) the Operating Partnership, Magellan, COI and CBHS have agreed to enter into certain mutual releases at closing, and (iii) Magellan has agreed that it will, at the closing of the transactions, transfer its remaining hospital-based assets (including Charter Advantage, Charter Franchise Services, LLC, the call center assets, the Charter name and related intellectual property and certain other assets) to CBHS, and cancel its accrued franchise fees. The closing of the transactions is expected to occur in thirty days. If the transactions do not close within thirty days, the letter agreement will terminate and CBHS potentially will be unable to satisfy all of its lease obligations to the Operating Partnership. Although management continues to work on this recapitalization, the Operating Partnership may have downside exposure on its original investment and on income associated with its lease with CBHS. The Operating Partnership's investment in CBHS represented approximately 7% of its total assets at June 30, 1999 and approximately 8% of consolidated rental revenues for the six months ended June 30, 1999.

         CBHS was not able to make its rental payment of $3.8 million that was due August 10, 1999 and requested to pay August rent in four equal installments beginning in September 1999. The Operating Partnership agreed to amend its lease with CBHS on August 10, 1999, to allow CBHS to defer the August, 1999 payment by making additional rental payments that effectively bear interest at approximately 11% to the Operating Partnership during the period from September 1999 through December 1999. These additional payments will be due and payable along with CBHS's regular monthly rental payments. The master lease between the Operating Partnership and CBHS, as amended, remains in full force and effect.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides that all derivative instruments should be recognized as either assets or liabilities, depending on the rights or obligations under the contract and that all derivative instruments should be measured at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and would have had no material impact on the Operating Partnership's financial statements for the three or six months ended June 30, 1999.

RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's financial data as a percentage of total revenues for the three and six months ended June 30, 1999 and 1998 and the segment reporting variance in dollars between the three and six months ended June 30, 1999 and the same periods in 1998. (See Note 6 Segment Reporting included in Item 1. Financial Statements for financial information about industry segments).

                                                -------------------------------------------------------------------------------
                                                                FINANCIAL DATA AS A PERCENTAGE OF TOTAL REVENUES


                                                          FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                             ENDED JUNE 30,                           ENDED JUNE 30,
                                                -------------------------------------     -------------------------------------
                                                      1999                1998                  1999                 1998
REVENUES
   Office and retail properties                             80.9%                81.3%                80.9%                79.9%
   Hotel properties                                          8.4                  7.5                  8.3                  7.8
   Behavioral healthcare properties                          7.2                  8.2                  7.3                  8.4
   Interest and other income                                 3.5                  3.0                  3.5                  3.9
                                                ----------------     ----------------     ----------------     ----------------
        TOTAL REVENUES                                     100.0                100.0                100.0                100.0
                                                ----------------     ----------------     ----------------     ----------------

EXPENSES
    Operating expenses                                      34.0                 33.2                 34.4                 33.6
    Corporate general and administrative                     2.0                  2.1                  2.1                  2.0
    Interest expense                                        23.3                 22.4                 23.1                 21.8
    Amortization of deferred financing costs                 1.5                  0.7                  1.5                  0.7
    Depreciation and amortization                           17.2                 16.7                 17.6                 16.6
    Settlement of merger dispute                            --                   --                    4.0                 --
                                                ----------------     ----------------     ----------------     ----------------
       TOTAL EXPENSES                                       78.0                 75.1                 82.7                 74.7
                                                ----------------     ----------------     ----------------     ----------------
Operating income                                            22.0                 24.9                 17.3                 25.3

OTHER INCOME
    Equity in net income of unconsolidated Companies:
       Office and retail properties                           --                 (0.3)                 0.5                  0.3
       Refrigerated storage corporations                     2.1                 (0.9)                 2.6                 (0.5)
       Residential development corporations                  7.5                  4.8                  6.1                  3.8
       Other                                                 0.3                 --                    0.2                 --
                                                ----------------     ----------------     ----------------     ----------------
        TOTAL OTHER INCOME                                   9.9                  3.6                  9.4                  3.6
                                                ----------------     ----------------     ----------------     ----------------

INCOME BEFORE MINORITY INTERESTS                            31.9                 28.5                 26.7                 28.9
     Minority interests                                     (0.1)                (0.2)                (0.1)                (0.2)
                                                ----------------     ----------------     ----------------     ----------------

NET INCOME                                                  31.8                 28.3                 26.6                 28.7

PREFERRED SHARE DIVIDENDS                                   (1.8)                (2.0)                (1.8)                (1.5)

FORWARD SHARE PURCHASE
   AGREEMENT RETURN                                         (1.1)                --                   (1.1)                --
                                                ----------------     ----------------     ----------------     ----------------

NET INCOME AVAILABLE TO PARTNERS                            28.9%                26.3%                23.7%                27.2%
                                                ================     ================     ================     ================
                                               ------------------------------------
                                               TOTAL VARIANCE IN  TOTAL VARIANCE IN
                                                DOLLARS BETWEEN    DOLLARS BETWEEN
                                               THE THREE MONTHS     THE SIX MONTHS
                                                ENDED JUNE 30,      ENDED JUNE 30,
                                                 1999 AND 1998      1999 AND 1998
                                               ----------------    ----------------
                                                       (DOLLARS IN MILLIONS)
REVENUES
   Office and retail properties                $           18.2    $           41.8
   Hotel properties                                         3.4                 5.9
   Behavioral healthcare properties                        --                  --
   Interest and other income                                1.7                 0.1
                                               ----------------    ----------------
        TOTAL REVENUES                                     23.3                47.8
                                               ----------------    ----------------

EXPENSES
    Operating expenses                                      9.4                19.1
    Corporate general and administrative                    0.2                 1.2
    Interest expense                                        7.1                15.3
    Amortization of deferred financing costs                1.7                 3.5
    Depreciation and amortization                           4.7                11.9
    Settlement of merger dispute                           --                  15.0
                                               ----------------    ----------------
       TOTAL EXPENSES                                      23.1                66.0
                                               ----------------    ----------------
Operating income                                            0.2               (18.2)

OTHER INCOME
    Equity in net income of unconsolidated Companies:
       Office and retail properties                         0.4                 1.2
       Refrigerated storage corporations                    5.6                11.2
       Residential development corporations                 6.3                10.4
       Other                                                0.6                 0.9
                                               ----------------    ----------------
        TOTAL OTHER INCOME                                 12.9                23.7
                                               ----------------    ----------------

INCOME BEFORE MINORITY INTERESTS                           13.1                 5.5
     Minority interests                                     0.2                 0.4
                                               ----------------    ----------------

NET INCOME                                                 13.3                 5.9

PREFERRED SHARE DIVIDENDS                                  --                  (1.9)

FORWARD SHARE PURCHASE
   AGREEMENT RETURN                                        (2.2)               (4.3)
                                               ----------------    ----------------

NET INCOME AVAILABLE TO PARTNERS               $           11.1    $           (0.3)
                                               ================    ================

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998

REVENUES

         Total revenues increased $23.3 million, or 13.8%, to $192.4 million for the three months ended June 30, 1999, as compared to $169.1 million for the three months ended June 30, 1998.

         The increase in Office and Retail Property revenues of $18.2 million, or 13.2%, compared to the three months ended June 30, 1998, is attributable to:

               o the acquisition of three Office Properties during the second quarter of 1998, which contributed revenues for a full quarter in 1999, as compared to a partial quarter in 1998, resulting in $4.0 million in incremental revenues;

               o increased revenues of $9.5 million from the 86 Office and Retail Properties acquired prior to April 1, 1998, primarily as a result of rental rate and occupancy increases at these Properties; and
               o increased revenues of $4.7 million as a result of the receipt of a lease termination fee from a tenant at one of the Company's Office Properties in Houston.

         The increase in Hotel Property revenues of $3.4 million, or 26.8%, compared to the three months ended June 30, 1998, is primarily attributable to:

               o the acquisition of one golf course affiliated with one of the Hotel Properties subsequent to June 30, 1998, resulting in $0.6 million of incremental revenues;
               o increased revenues of $0.3 million from the re-leasing of the Omni Austin Hotel to an unrelated third party as of January 1, 1999; and
               o increased revenues of $2.3 million from the eight Hotel Properties acquired prior to April 1, 1998, primarily as a result of an increase in base rents of $1.5 million because of lease amendments entered into in connection with contributions made by the Company for capital improvements at some of the Hotel Properties and an increase in percentage rent of $0.8 million.

         The increase in interest and other income of $1.7 million, or 33.3%, compared to the three months ended June 30, 1998, is primarily attributable to:

               o increased interest income of $0.5 million on additional loans to COI;
               o increased interest income of $0.6 million due to additional notes receivable; and
               o    preferred dividends of $0.4 million from Metropolitan.

EXPENSES

         Total expenses increased $23.1 million, or 18.2%, to $150.1 million for the three months ended June 30, 1999, as compared to $127.0 million for the three months ended June 30, 1998.

         The increase in rental property operating expenses of $9.4 million, or 16.7%, compared to the three months ended June 30, 1998, is attributable to:

               o the acquisition of three Office Properties during the second quarter of 1998, which incurred expenses for a full quarter in 1999, as compared to a partial quarter in 1998, resulting in $1.7 million of incremental expenses; and
               o    increased expenses of $7.7 million from the 86 Office and
                    Retail Properties acquired prior to April 1, 1998,
                    primarily as a result of real estate taxes ($5.0 million) and occupancy increases at these Properties.

         The increase in depreciation and amortization expense of $4.7 million, or 16.6%, compared to the three months ended June 30, 1998, is primarily attributable to the acquisition during the second quarter of 1998 of three Office Properties.

         The increase in interest expense of $7.1 million, or 18.8%, compared to the three months ended June 30, 1998, is primarily attributable to:

               o    $3.3 million of interest payable under the Salomon Brothers
                    Note issued in conjunction with the termination of the equity swap agreement with Merrill Lynch International on September 30, 1998; and
               o $3.8 million of incremental interest payable due to draws under the Credit Facility and term loans with BankBoston (average balance outstanding on the Credit Facility and under the term loans for the three months ended June 30, 1999 and 1998 was $1,029.7 million and $759.2 million, respectively). All of these financing arrangements were used to fund investments and obligations associated with investments and to provide working capital.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $12.9 million, or 211.5%, to $19.0 million for the three months ended June 30, 1999, as compared to $6.1 million for the three months ended June 30, 1998.

         The increase is primarily attributable to:

               o an increase in equity in net income of the Refrigerated Storage Corporations of $5.6 million, or 350.0 %, compared to the three months ended June 30, 1998, primarily as a result of the acquisitions by one of the Refrigerated Storage Partnerships of nine and five Refrigerated Storage Properties and the associated operations in June 1998 and July 1998, respectively, (as of March 12, 1999, the Refrigerated Storage Corporations no longer owned the operations associated with the Refrigerated Storage Properties but collect a lease payment from the Refrigerated Storage Operating Partnership) and the Refrigerated Storage Corporations' refinancing of approximately $607 million of debt in April 1998, which reduced interest expense for the three months ended June
                    30, 1999 compared to the same period in 1998; and
               o    an increase in equity in net income of the Residential
                    Development Corporations of $6.3 million, or 77.8%,
                    compared to the three months ended June 30, 1998, primarily as a result of an increase in sales activity and the increased average sales price per lot at Desert Mountain, which resulted in $5.6 million of incremental equity in net income to the Operating Partnership, and an increase in sales activity at Houston Area Development, which resulted in $2.6 million of incremental equity in net income to the Operating Partnership. These increases in equity in net income were partially offset by a $1.4 million decease in revenues at The Woodlands due to lower average sales prices per lot for the three months ended June 30, 1999, compared to the same period of 1998. The number of lots sold at The Woodlands remained relatively constant for both periods.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

REVENUES

         Total revenues increased $47.8 million, or 14.5%, to $378.1 million for the six months ended June 30, 1999, as compared to $330.3 million for the six months ended June 30, 1998.

         The increase in Office and Retail Property revenues of $41.8 million, or 15.8%, compared to the six months ended June 30, 1998, is attributable to:

               o the acquisition of nine Office Properties during the first six months of 1998, which contributed revenues during the full six-months of 1999, as compared to only a portion of the period of 1998, resulting in $16.9 million in incremental revenues;
               o increased revenues of $20.2 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of rental rate and occupancy increases at these Properties; and
               o increased revenues of $4.7 million as a result of the receipt of a lease termination fee from a tenant at one of the Company's Office Properties in Houston.

         The increase in Hotel Property revenues of $5.9 million, or 23.0%, compared to the six months ended June 30, 1998, is primarily attributable to:

               o the acquisition of one golf course affiliated with one of the Hotel Properties subsequent to June 30, 1998, resulting in $1.1 million of incremental revenues;
               o increased revenues of $0.9 million from the re-leasing of the Omni Austin Hotel to an unrelated third party as of January 1, 1999; and

               o increased revenues of $3.7 million from the eight Hotel Properties acquired prior to January 1, 1998, primarily as a result of an increase in base rents of $1.9 million because of lease amendments entered into in connection with contributions made by the Company for capital improvements at some of the Hotel Properties and an increase in percentage rent of $1.8 million.

EXPENSES

         Total expenses increased $66.0 million, or 26.7%, to $312.8 million for the six months ended June 30, 1999, as compared to $246.8 million for the six months ended June 30, 1998.

         The increase in rental property operating expenses of $19.1 million, or 17.2%, compared to the six months ended June 30, 1998, is attributable to:

               o the acquisition of nine Office Properties during the first six months of 1998, which incurred expenses during the full six-month period of 1999, as compared to only a portion of the period of 1998, resulting in $7.3 million of incremental expenses; and
               o increased expenses of $11.8 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of real estate taxes ($7.0 million) and occupancy increases at these Properties.

         The increase in depreciation and amortization expense of $11.9 million, or 21.7%, compared to the six months ended June 30, 1998, is primarily attributable to the acquisition during 1998 of nine Office Properties.

         The increase in interest expense of $15.3 million, or 21.2%, compared to the six months ended June 30, 1998, is primarily attributable to:

               o $1.2 million of interest payable under the Metropolitan Life Notes III and IV, which were assumed in connection with the acquisition of the Datran Center Office Property in May 1998;
               o    $6.6 million of interest payable under the Salomon Brothers
                    Note issued in conjunction with the termination of the equity swap agreement with Merrill Lynch International on September 30, 1998; and
               o $7.3 million of incremental interest payable due to draws under the Credit Facility and under the term loans with BankBoston (average balance outstanding on the Credit Facility and under the term loans for the six months ended June 30, 1999 and 1998 was $982.5 million and $680.7 million, respectively). All of these financing arrangements were used to fund investments and obligations associated with investments and to provide working capital.

         An additional increase in expenses of $15.0 million is attributable to non-recurring costs associated with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $23.7 million, or 199.2%, to $35.6 million for the six months ended June 30, 1999, as compared to $11.9 million for the six months ended June 30, 1998.

         The increase is primarily attributable to:

               o an increase in equity in net income of the Refrigerated Storage Corporations of $11.2 million, or 746.7%, compared to the six months ended June 30, 1998, primarily as a result of the acquisitions by one of the Refrigerated Storage Partnerships of nine and five Refrigerated Storage Properties and the associated operations in June 1998 and July 1998, respectively, as of March 12, 1999, the Refrigerated Storage Corporations no longer owned the operations associated with the Refrigerated Storage Properties but collect a lease payment from the Refrigerated Storage Operating

                    Partnership), and the Refrigerated Storage Corporations' refinancing of approximately $607 million debt in April 1998, which reduced interest expense for the six months ended June 30, 1999, compared to the same period in 1998;
               o an increase in equity in net income of the Residential Development Corporations of $10.4 million, or 82.5%, compared to the six months ended June 30, 1998, primarily as a result of i) the increased sales activity at CDMC and Houston Area Development which resulted in $2.0 million and $2.5 million, respectively, of incremental equity in net income to the Operating Partnership, and ii) the increased average sales price per lot at Desert Mountain which resulted in $5.9 million of incremental equity in net income to the Operating Partnership.
               o an increase in equity in net income of the other unconsolidated companies of $1.2 million, or 150.0%, compared to the six months ended June 30, 1998, primarily as a result of increased operating income at The Woodlands Commercial Properties Company, L.P., attributable to the acquisition of one office building and the development of one office building in the second quarter of 1998, which contributed revenues during the full six months of 1999, as compared to only a portion of the period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $104.9 million and $109.8 million at June 30, 1999 and December 31, 1998, respectively. This 4.5% decrease is attributable to $225.6 million used in investing activities, partially offset by $151.5 million and $69.1 million of cash provided by operating activities and financing activities, respectively.

INVESTING ACTIVITIES

         The Operating Partnership's cash used in investing activities of $225.6 million is primarily attributable to:

     o   $127.4 million for increased investments in unconsolidated companies;
     o $29.1 million for recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties;
     o $21.7 million for increased investments in the Residential Development Corporations;
     o $19.5 million attributable to increased restricted cash and cash equivalents primarily due to the escrow requirements related to the refinancing of the Greenway Plaza Office Property complex;
     o $14.7 million for capital expenditures on rental properties, primarily attributable to: i) non-recoverable building improvements for the Office and Retail Properties, ii) replacement of furniture, fixtures and equipment for the Hotel Properties and iii) improvements and renovations at the Hotel Properties;
     o $8.0 million outflow from an increase in notes receivable primarily due to advances made to unconsolidated companies; and
     o   $5.1 million for the development of investment properties.

OPERATING ACTIVITIES

         The Operating Partnership's cash provided by operating activities of $151.5 million is primarily attributable to:

               o    $156.6 million from Property operations;
               o    $19.3 million from a decrease in other assets, primarily due to the sale of marketable securities ($18.8 million);
               o    $3.8 million from a decrease in restricted cash and cash
                    equivalents; and
               o    $0.5 million from minority interests.

         The cash provided by operating activities is partially offset by:

               o $14.0 million from a decrease in accounts payable, accrued liabilities and other liabilities; and
               o $14.6 million from equity in earnings in excess of distributions received from unconsolidated companies.

FINANCING ACTIVITIES

         The Operating Partnership's use of cash for financing activities of $69.1 million is primarily attributable to:

               o    distributions paid to unitholders of $159.1 million;
               o settlement of the Forward Share Purchase Agreement for $149.4 million; and
               o debt financing costs of $12.9 million primarily related to the refinancing of the Greenway Plaza Office Property complex.

         The use of cash for financing activities is partially offset by:

               o net proceeds under short-term and long-term facilities of $374.3 million primarily due to proceeds from the refinancing of the Greenway Plaza Office Property complex ($165 million), the BankBoston Bridge Loan ($150 million) and the BankBoston Term Note ($60 million); and
               o proceeds from capital contributions to the Operating Partnership of $17.9 million.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC for an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of June 30, 1999, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities. In connection with the issuances of securities pursuant to the Shelf Registration Statement, the Company contributes the net proceeds of these issuances to the Operating Partnership for its use in exchange for an increase in its limited partner interest in the Operating Partnership.

FORWARD SHARE PURCHASE AGREEMENT

         On June 30, 1999, the Company settled the Forward Share Purchase Agreement with UBS. As settlement of the Forward Share Purchase Agreement, the Company made a cash payment of approximately $149 million to UBS in exchange for the return by UBS to the Company of 7,299,760 common shares.

         The number of common shares returned to the Company is equal to the 4,700,000 common shares originally issued to UBS plus 2,599,760 common shares subsequently issued by the Company, because of a decline in its stock price. In connection with the issuance of additional common shares, the Company received additional limited partner interest, which resulted in a reduction of the Operating Partnership's net income per unit and net book value per unit. The additional shares were issued as collateral for the Company's obligation to purchase 4,700,000 common shares from UBS by August 12, 1999. The Settlement Price was calculated based on the gross proceeds the Operating Partnership received from the original issuance 4,700,000 of common shares to UBS, plus a forward accretion component equal to 90-day LIBOR plus 75 basis points, minus an adjustment for the Company's distributions paid to UBS. The forward accretion component represented the guaranteed rate of return to UBS.

         Upon settlement of this agreement, neither the Company nor the Operating Partnership had any forward share purchase agreements as of June 30, 1999.

STATION CASINOS, INC.

         On April 14, 1999, the Company and Station entered into a settlement agreement for the mutual settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station, which the Company terminated in August 1998. As part of the settlement agreement, the Company paid $15 million to Station on April 22, 1999.

CREDIT FACILITY

         The Operating Partnership has entered into an agreement with its lender group to amend the Credit Facility to (i) provide for a reduction in the rent coverage level for CBHS, effective as of June 30, 1999, (ii) reduce the Operating Partnership's reliance on the CBHS assets as support for the Credit Facility through a combination of the payment of certain amounts outstanding under the Credit Facility and the provision of substitute value to support the Credit Facility, and (iii) provide for a decrease in the size of the Credit Facility. As a result of this agreement, the Operating Partnership was in compliance with the financial covenants related to the Credit Facility for the June 30, 1999 reporting period. The Operating Partnership expects to make the short-term payments on the Credit Facility, as amended, with cash flows from operations and proceeds from asset sales.

LIQUIDITY REQUIREMENTS

         On June 30, 1999, the Operating Partnership refinanced the Greenway Plaza Office Property complex with a $280 million, secured, fixed-rate mortgage loan, bearing interest at a fixed rate of 7.53%. The proceeds were primarily used to repay the $115 million existing note on the complex and to pay approximately $149 million in settlement of the Forward Share Purchase Agreement with UBS.

         The Operating Partnership has approximately $381 million of secured debt expiring during the remainder of 1999, consisting of two major components.

         The first component is $184 million due under the Salomon Brothers Note maturing in September 1999, which is secured by the Houston Center mixed-use Office Property complex and the Four Seasons Hotel - Houston. The Operating Partnership has a commitment from a commingled trust fund advised by
J. P. Morgan Investment Management, Inc., to refinance the Salomon Brothers Note with a seven-year term loan of $200 million bearing interest at an 8.3% fixed interest rate. Closing of this loan is expected to occur by August 31, 1999. This refinancing will retain the Houston Center mixed-use Office Property complex as collateral for the loan but will not include the Four Seasons Hotel
- Houston, which currently serves as partial collateral for the existing loan.

         The second component is a $150 million short-term Bridge Loan with BankBoston maturing on August 31, 1999. The Operating Partnership has a commitment from BankBoston for a $200 million note secured by partnership interests in two pools of assets which currently also secure the La Salle Notes I and II. This new loan is expected to have a four-year term and a floating interest rate based on 30-day LIBOR plus 325 basis points. The Operating Partnership has entered into a four-year $200 million interest rate swap agreement with Salomon in a separate transaction related to this financing. Pursuant to this agreement, the Operating Partnership will pay Salomon on a quarterly basis a 6.183% fixed interest rate, and Salomon will pay the Operating Partnership a floating 90-day LIBOR rate based on the same quarterly reset dates. This loan is also expected to close by August 31, 1999, and the interest rate swap agreement becomes effective September 1, 1999.

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

         The Operating Partnership expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of June 30, 1999, the Operating Partnership's long-term liquidity requirements consisted primarily of maturities under the Operating Partnership's fixed and variable rate debt.

         Debt and equity financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include:

          o Additional proceeds from the refinancing of existing secured and unsecured debt;
          o Obtaining additional debt secured by existing investment properties or by investment property acquisitions or developments; and
          o Issuances of Operating Partnership units or the Company's common and/or preferred shares of the Company.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements are shown below (dollars in thousands):

                                                 INTEREST RATE                 BALANCE
                                       MAXIMUM    AT JUNE 30,   EXPIRATION  OUTSTANDING AT
       DESCRIPTION                    BORROWINGS    1999          DATE       JUNE 30, 1999
                                      ----------    ----         ------      ----------
SECURED FIXED RATE DEBT:

  AEGON Note                          $  280,000    7.53%   July 2009(1)     $  280,000
  LaSalle Note I                         239,000    7.83    August 2027(2)      239,000
  LaSalle Note II                        161,000    7.79    March 2028(3)       161,000
  CIGNA Note                              63,500    7.47    December 2002        63,500
  Metropolitan Life Note I                11,603    8.88    September 2001       11,603
  Metropolitan Life Note II               44,000    6.93    December 2002        44,000
  Metropolitan Life Note III              40,000    7.74    December 1999        40,000
  Metropolitan Life Note IV                6,610    7.11    December 1999         6,610
  Northwestern Life Note                  26,000    7.65    January 2003         26,000
  Nomura Funding VI Note                   8,539   10.07    July 2020(4)          8,539
  Rigney Promissory Note                     747    8.50    June 2012               747
                                      ----------   -----                     ----------
       Subtotal/Weighted Average      $  880,999    7.68%                    $  880,999
                                      ----------   -----                     ----------
SECURED VARIABLE RATE DEBT(5):
     BankBoston Bridge Loan           $  150,000    8.74%   August 1999(6)   $  150,000
     BankBoston Note                     320,000    8.49    October 2001        320,000
     Salomon Brothers Note(7)            184,299    7.24    September 1999      184,299
     SFT Note                             97,123    6.99    September 2001       97,123
                                      ----------   -----                     ----------
          Subtotal/Weighted Average   $  751,422    8.04%                    $  751,422
                                      ----------   -----                     ----------

UNSECURED FIXED RATE DEBT:
  Notes due 2007(8)                   $  250,000    7.50%   September 2007   $  250,000
  Notes due 2002(8)                      150,000    7.00    September 2002      150,000
                                      ----------   -----                     ----------
       Subtotal/Weighted Average      $  400,000    7.31%                    $  400,000
                                      ----------   -----                     ----------

UNSECURED VARIABLE RATE DEBT:
  Credit Facility(9)                  $  660,000    6.61%   June 2000        $  660,000
                                      ----------   -----                     ----------
    TOTAL/WEIGHTED AVERAGE            $2,692,421    7.46%                    $2,692,421
                                      ----------   -----                     ----------



--------------------

(1) On June 30, 1999, the Operating Partnership refinanced the $115 million La Salle Note III due July 1999 with this $280 million AEGON Note. The proceeds primarily were used to repay the existing debt of $115 million and to settle the Company's remaining Forward Share Purchase Agreement. The outstanding principal balance at maturity will be approximately $223 million. (See Note 11 Partners' Equity of Item 1. Financial Statements)

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

(4) The Operating Partnership has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date.

(5) For the method of calculation of the interest rate for the Operating Partnership's variable rate debt (other than the Credit Facility), see
     Note 8 Notes Payable and Borrowing under Credit Facility of Item 1. Financial Statements.

(6) Prior to expiration on July 15, 1999, the Operating Partnership extended the term of this loan to August 31, 1999.

(7) On May 28,1999, the Operating Partnership refinanced the $184,299 Merrill Lynch Promissory Note with this Salomon Brothers Note.

(8)  The notes were issued in an offering registered with the SEC.

(9) The Credit Facility is unsecured with an interest rate of the Eurodollar rate plus 137 basis points. In connection with the refinancing of a BankBoston term note, the Operating Partnership used $90 million of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the $750 million Credit Facility. As a result, the Operating Partnership's borrowing capacity under the Credit Facility is currently limited to $660 million. The Credit Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Operating Partnership has entered into an agreement with its lender group to amend the Credit Facility to (i) provide for a reduction in the rent coverage level for CBHS, effective as of June 30, 1999, (ii) reduce the Operating Partnership's reliance on the CBHS assets as support for the Credit Facility through a combination of the payment of certain amounts outstanding under the Credit Facility and the provision of substitute value to support the Credit Facility, and (iii) provide for a decrease in the size of the Credit Facility. As a result of this agreement, the Operating Partnership was in compliance with the financial covenants related to the Credit Facility for the June 30, 1999 reporting period.

         Below are the aggregate principal amounts due under the Credit Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

                                            SECURED     UNSECURED      TOTAL
                                           ----------   ----------   ----------
              (in thousands)
         1999 .........................    $  381,528   $     --     $  381,528
         2000 .........................         1,359      660,000      661,359
         2001 .........................       429,208         --        429,208
         2002 .........................        65,655      150,000      215,655
         2003 .........................        72,201         --         72,201
         Thereafter ...................       682,470      250,000      932,470
                                           ----------   ----------   ----------
                                           $1,632,421   $1,060,000   $2,692,421
                                           ==========   ==========   ==========


         The Operating Partnership's policy with regard to the incurrence and maintenance of debt is based on a review and analysis of:

          o investment opportunities for which capital is required and the cost of debt in relation to such investment opportunities;
          o    the type of debt available (secured or unsecured);
          o    the effect of additional debt on existing coverage ratios;
          o the maturity of the proposed debt in relation to maturities of existing debt; and
          o exposure to variable-rate debt and alternatives such as interest rate swaps and hedges to reduce this exposure.

         The Operating Partnership's debt service coverage ratio for the six months ended June 30, 1999 was approximately 3.2 and for the six months ended June 30, 1998 was approximately 3.1. Debt service coverage for a particular period is generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The most restrictive debt service coverage ratio the Operating Partnership is required to maintain as stipulated by the Operating Partnership's debt arrangements and calculated as described above is 1.5. In addition, the Operating Partnership's Credit Facility requires a debt service coverage ratio (which is calculated in a different manner) of 2.5. Under the calculation required by the Credit Facility, the Operating Partnership's debt service coverage ratio was 3.5 at June 30, 1999.

FUNDS FROM OPERATIONS

         FFO, based on the definition adopted by the Board of Governors of the NAREIT and as used in this document, means:

               o    Net Income (Loss) - determined in accordance with GAAP;

                    o excluding gains (or losses) from debt restructuring and sales of property;
                    o plus depreciation and amortization of real estate assets; and
                    o after adjustments for unconsolidated partnerships and joint ventures.

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance of an equity REIT. However, FFO:

          o does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income);
          o is not necessarily indicative of cash flow available to fund cash needs; and
          o should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions.

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the six months ended June 30, 1999 and 1998 were $149.5 and $99.7 million, respectively.

         An increase or decrease in FFO does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 95% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis.

         Accordingly, the Operating Partnership believes that to facilitate a clear understanding of the consolidated historical operating results of the Company and the Operating Partnership, FFO should be considered in conjunction with the Operating Partnership's net income (loss) and cash flows reported in the consolidated financial statements and notes to the financial statements. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND UNITS IN THOUSANDS)

                                                             THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                             --------------------------    --------------------------
                                                                 1999           1998           1999           1998
                                                             -----------    -----------    -----------    -----------
Income after minority interest ...........................   $    61,074    $    47,871    $   100,489    $    94,625
Adjustments:
    Depreciation and amortization of real estate assets ..        32,149         27,664         65,026         53,715
    Settlement of merger dispute .........................          --             --           15,000           --
    Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies:
           Office and retail properties ..................         2,597          1,563          4,354          3,004
           Refrigerated storage properties ...............         5,187          6,983          7,758         13,054
           Residential development properties ............         6,622          6,639         11,294         11,441
           Other .........................................           172           --              172           --
    Preferred unit dividends .............................        (3,375)        (3,375)        (6,750)        (4,950)
                                                             -----------    -----------    -----------    -----------

Funds from operations ....................................   $   104,426    $    87,345    $   197,343    $   170,889
                                                             ===========    ===========    ===========    ===========

Investment Segments:
    Office and Retail Segment ............................   $    92,373    $    82,071    $   181,479    $   156,116
    Hospitality Segment ..................................        15,896         12,486         31,094         25,110
    Behavioral Healthcare Segment ........................        13,825         13,824         27,648         27,647
    Refrigerated Storage Segment .........................         9,208          5,398         17,488         11,538
    Residential Development Segment ......................        21,037         14,713         34,338         24,090
    Corporate general & administrative ...................        (3,816)        (3,554)        (7,930)        (6,701)
    Interest expense .....................................       (44,917)       (37,844)       (87,398)       (72,127)
    Preferred unit dividends .............................        (3,375)        (3,375)        (6,750)        (4,950)
    Other(1) .............................................         4,195          3,626          7,374         10,166
                                                             -----------    -----------    -----------    -----------

Funds from operations ....................................   $   104,426    $    87,345    $   197,343    $   170,889
                                                             ===========    ===========    ===========    ===========

Basic weighted average units .............................        69,655         66,387         69,254         65,962
                                                             ===========    ===========    ===========    ===========
Diluted weighted average units(2) ........................        70,837         68,684         70,584         68,282
                                                             ===========    ===========    ===========    ===========


--------------------------

(1) Includes interest and other income less depreciation and amortization of non-real assets and amortization of deferred financing costs.

(2) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                               THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                               -------------------------   -------------------------
(UNITS IN THOUSANDS)                               1999          1998          1999          1998
                                               -----------   -----------   -----------   -----------
Basic weighted average units:                       69,655        66,387        69,254        65,962
         Weighted average preferred units ..          --              35          --              17
         Unit options ......................         1,063         2,262         1,070         2,303
         Forward Share Purchase Agreement ..           119          --             260          --
                                               -----------   -----------   -----------   -----------
 Diluted weighted average units ............        70,837        68,684        70,584        68,282
                                               ===========   ===========   ===========   ===========

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES
 (DOLLARS IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                       --------------------------
                                                                           1999           1998
                                                                       -----------    -----------
Funds from operations ..............................................   $   197,343    $   170,889
Adjustments:
      Depreciation and amortization of non-real estate assets ......         1,134            739
      Settlement of merger dispute .................................       (15,000)          --
      Amortization of deferred financing costs .....................         5,824          2,250
      Minority interest in joint ventures profit and depreciation
          and amortization .........................................           981          1,184
      Adjustment for investments in real estate mortgages
          and equity of unconsolidated companies ...................       (23,578)       (27,498)
      Change in deferred rent receivable ...........................       (15,508)       (16,060)
      Change in current assets and liabilities .....................         8,104        (35,707)
      Equity in earnings in excess of distributions received from
          unconsolidated companies .................................       (14,621)          --
      Distributions received in excess of equity in earnings from
          unconsolidated companies .................................          --            9,000
      Preferred unit dividends .....................................         6,750          4,950
      Non-cash compensation ........................................            81            135
                                                                       -----------    -----------
Net cash provided by operating activities ..........................   $   151,510    $   109,882
                                                                       ===========    ===========

OFFICE AND RETAIL PROPERTIES

         The Operating Partnership's Office Properties are located primarily in Dallas/Fort Worth and Houston, Texas. As of June 30, 1999, the Operating Partnership's Office Properties in Dallas/Fort Worth and Houston represent an aggregate of approximately 72% of its office portfolio based on total net rentable square feet (39% for Dallas/Fort Worth and 33% for Houston).

OFFICE PROPERTIES TABLES

         The following table shows certain information about the Operating Partnership's Office Properties as of June 30, 1999.

                                                                                                                  WEIGHTED
                                                                                                                   AVERAGE
                                                                                        NET                     FULL-SERVICE
                                                                                     RENTABLE                    RENTAL RATE
                                       NO. OF                            YEAR          AREA         PERCENT      PER LEASED
      STATE, CITY, PROPERTY          PROPERTIES      SUBMARKET        COMPLETED      (SQ. FT.)       LEASED      SQ. FT. (1)
      ------------------------------ ----------      ---------        ---------      ---------       ------    ---------------
TEXAS
 DALLAS
   Bank One Center(2).............        1      CBD                       1987     1,530,957          78%          $22.19
   The Crescent Office Towers.....        1      Uptown/Turtle Creek       1985     1,204,670          97            30.01
   Fountain Place.................        1      CBD                       1986     1,200,266          91            19.58
   Trammell Crow Center(3)........        1      CBD                       1984     1,128,331          94(5)         25.71
   Stemmons Place.................        1      Stemmons Freeway          1983       634,381          90            15.28
   Spectrum Center(4).............        1      Far North Dallas          1983       598,250          85(5)         23.42
   Waterside Commons..............        1      Las Colinas               1986       458,739         100            19.65
   Caltex House...................        1      Las Colinas               1982       445,993          96            29.08
   Reverchon Plaza................        1      Uptown/Turtle Creek       1985       374,165          96            18.98
   The Aberdeen...................        1      Far North Dallas          1986       320,629         100            19.27
   MacArthur Center I & II........        1      Las Colinas          1982/1986       294,069          99            20.52
   Stanford Corporate Centre......        1      Far North Dallas          1985       265,507          87            18.96
   The Amberton...................        1      Central Expressway        1982       255,052          78            13.07
   Concourse Office Park..........        1      LBJ Freeway          1972-1986       244,879          90            14.81
   12404 Park Central.............        1      LBJ Freeway               1987       239,103         100            21.44
   Palisades Central II...........        1      Richardson/Plano          1985       237,731          64            17.05
   3333 Lee Parkway...............        1      Uptown/Turtle Creek       1983       233,769          89(5)         20.84
   Liberty Plaza I & II...........        1      Far North Dallas     1981/1986       218,813         100            15.72
   The Addison....................        1      Far North Dallas          1981       215,016         100            18.44
   The Meridian...................        1      LBJ Freeway               1984       213,915          91            16.95
   Palisades Central I............        1      Richardson/Plano          1980       180,503          82            16.52
   Walnut Green...................        1      Central Expressway        1986       158,669          75            16.06
   Greenway II....................        1      Richardson/Plano          1985       154,329         100            20.23
   Addison Tower..................        1      Far North Dallas          1987       145,886          97            15.75
   Greenway I & IA................        2      Richardson/Plano          1983       146,704         100            23.19
   5050 Quorum....................        1      Far North Dallas          1981       133,594          87            17.30
   Cedar Springs Plaza............        1      Uptown/Turtle Creek       1982       110,923          96            17.94
   Valley Centre..................        1      Las Colinas               1985        74,861          92            17.05
   One Preston Park...............        1      Far North Dallas          1980        40,525          84            16.90
                                       ----                                        ----------         ---           ------
     Subtotal/Weighted Average....       30                                        11,460,229          90%          $21.53
                                        ---                                        ----------         ---           ------

 FORT WORTH
   UPR Plaza......................        1      CBD                       1982       954,895          96%          $16.39
                                        ---                                        ----------         ---           ------

 HOUSTON
  Greenway Plaza Office
     Portfolio ...................       10      Richmond-Buffalo     1969-1982     4,286,277          89%          $16.90
                                                 Speedway
  Houston Center..................        3      CBD                  1974-1983     2,764,418          96            16.51
  Post Oak Central................        3      West Loop/Galleria   1974-1981     1,277,516          92            17.36
  The Woodlands Office
    Properties(6).. ..............       12      The Woodlands        1980-1996       810,630          98            15.98
  BP Plaza........................        1      Katy Freeway              1992       561,065         100            18.84
  Three Westlake Park(7)(8).......        1      Katy Freeway              1983       414,251         -- (5)         15.03
  1800 West Loop South............        1      West Loop/Galleria        1982       399,777          66            17.54
                                       ----                                        ----------         ---           ------
     Subtotal/Weighted Average....       31                                        10,513,934          88%          $16.91
                                        ---                                        ----------         ---           ------

 AUSTIN
   Frost Bank Plaza...............        1      CBD                       1984       433,024          96%          $20.30
   301 Congress Avenue(9).........        1      CBD                       1986       418,338          92            22.42
   Bank One Tower.................        1      CBD                       1974       389,503          94            18.18
   Austin Centre..................        1      CBD                       1986       343,665          97            21.35
   The Avallon....................        1      Northwest            1993/1997       232,301         100            20.56
   Barton Oaks Plaza One..........        1      Southwest                 1986        99,895          97            21.37
                                       ----                                        ----------         ---           ------
       Subtotal/Weighted Average .        6                                         1,916,726          95%          $20.59
                                       ----                                        ----------         ---           ------

                                                                                                                  WEIGHTED
                                                                                                                   AVERAGE
                                                                                        NET                     FULL-SERVICE
                                                                                     RENTABLE                    RENTAL RATE
                                       NO. OF                            YEAR          AREA         PERCENT      PER LEASED
      STATE, CITY, PROPERTY          PROPERTIES      SUBMARKET        COMPLETED      (SQ. FT.)       LEASED      SQ. FT. (1)
      ------------------------------ ----------      ---------        ---------      ---------       ------    ---------------
COLORADO
 DENVER
   MCI Tower...................         1        CBD                       1982       550,807          99%          $18.04
   Ptarmigan Place.............         1        Cherry Creek              1984       418,630          96(5)         18.11
   Regency Plaza One...........         1        DTC                       1985       309,862          97            23.03
   AT&T Building...............         1        CBD                       1982       184,581          82            15.07
   The Citadel.................         1        Cherry Creek              1987       130,652          93            21.50
   55 Madison..................         1        Cherry Creek              1982       137,176          92(5)         16.23
   44 Cook.....................         1        Cherry Creek              1984       124,174          57            18.61
                                      ---                                          ----------        ----           ------
       Subtotal/Weighted
          Average .............         7                                           1,855,882          93%          $18.83
                                      ---                                          ----------        ----           ------

 COLORADO SPRINGS
   Briargate Office and
   Research Center.............         1        Colorado Springs          1988       252,857         100%          $17.98
                                      ---                                          ----------        ----           ------

LOUISIANA
 NEW ORLEANS
   Energy Centre...............         1        CBD                       1984       761,500          81%          $15.46
   1615 Poydras................         1        CBD                       1984       508,741          80            16.45
                                      ---                                          ----------        ----           ------
       Subtotal/Weighted
          Average .............         2                                           1,270,241          81%          $15.85
                                      ---                                          ----------        ----           ------

FLORIDA
 MIAMI
   Miami Center................         1        CBD                       1983       782,686          80%(5)       $24.42
   Datran Center...............         2        South Dade/Kendall   1986/1988       472,236          94            23.16
                                      ---                                          ----------        ----           ------
     Subtotal/Weighted
        Average ...............         3                                           1,254,922          85%          $23.89
                                      ---                                          ----------        ----           ------


ARIZONA
 PHOENIX
   Two Renaissance Square......         1        Downtown/CBD              1990       476,373          95%(5)       $23.70
   6225 North 24th Street......         1        Camelback Corridor        1981        86,451          83            21.96
                                      ---                                          ----------        ----           ------
       Subtotal/Weighted
          Average .............         2                                             562,824          93%          $23.46
                                      ---                                          ----------         ---           ------

WASHINGTON, D.C.
  WASHINGTON, D.C.
     Washington Harbour........         2        Georgetown                1986       536,206          91%(5)       $36.62
                                      ---                                          ----------         ---           ------

NEBRASKA
 OMAHA
   Central Park Plaza..........         1        CBD                       1982       409,850          92%          $15.84
                                      ---                                          ----------          --           ------

NEW MEXICO
 ALBUQUERQUE
   Albuquerque Plaza...........         1        CBD                       1990       366,236          95%          $18.86
                                      ---                                          ----------         ---           ------

CALIFORNIA
 SAN FRANCISCO
  160 Spear Street.............         1        South of Market/CBD       1984       276,420          98%          $25.53
                                      ---                                          ----------         ---           ------

 SAN DIEGO
   Chancellor Park (10)........         1        UTC                       1988       195,733          85%(5)       $21.25
                                      ---                                          ----------         ---           ------
TOTAL/WEIGHTED AVERAGE                 89                                          31,826,955          90%(5)       $19.72(11)
                                      ===                                          ==========         ===           ======


-------------------------------------------

     (1) Calculated based on base rent payable as of June 30, 1999, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

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

     (5) Leases have been executed at certain Office Properties but had not commenced as of June 30, 1999. If such leases had commenced as of June 30, 1999, the percent leased for Office Properties would have been 91%. The total percent leased for such Properties would have been as follows: Trammell Crow - 97%; Spectrum Center - 89%; 3333 Lee Parkway - 92%; Three Westlake - 41%; Ptarmigan Place - 99%; 55 Madison - 98%; Miami Center - 84%; Two Renaissance Square - 98%; Washington Harbour - 94%; and Chancellor Park - 89%.

     (6) The Operating Partnership has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.

     (7) The property was occupied primarily by a major tenant until June, 1999, at which time the tenant made a payment of $4.7 million in connection with its termination of the lease. Simultaneously with the lease termination, the Operating Partnership leased approximately 41% of the space to a new tenant, pursuant to a lease which will commence no later than September 1, 1999.

     (8) The Operating Partnership owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park.

     (9) The Operating Partnership has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

     (10) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

     (11) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of June 30, 1999, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $20.28.

         The following table provides information, as of June 30, 1999, for the Operating Partnership's Office Properties by state, city, and submarket.

                                                                               PERCENT          OFFICE       COMPANY
                                                                PERCENT OF     LEASED AT       SUBMARKET     SHARE OF
                                                     TOTAL        TOTAL        COMPANY          PERCENT      OFFICE
                                       NUMBER OF    COMPANY      COMPANY        OFFICE          LEASED/     SUBMARKET
    STATE, CITY, SUBMARKET            PROPERTIES     NRA(1)       NRA(1)      PROPERTIES      OCCUPIED(2)    NRA(1)(2)
-----------------------------------   ----------   ----------   ----------    ----------      ----------    ----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD ............................            3    3,859,554           12%           87%             85%           21%
   Uptown/Turtle Creek ............            4    1,923,527            6            96              93            36
   Far North Dallas ...............            7    1,897,695            6            92              79            22
   Las Colinas ....................            4    1,273,662            4            98              86            12
   Richardson/Plano ...............            5      719,267            2            84              85            16
   Stemmons Freeway ...............            1      634,381            2            90              91            31
   LBJ Freeway ....................            2      453,018            1            96              88             5
                                      ----------   ----------   ----------    ----------      ----------    ----------
     Subtotal/Weighted Average ....           26   10,761,104           33%           91%             86%           18%
                                      ----------   ----------   ----------    ----------      ----------    ----------

FORT WORTH
   CBD ............................            1      954,895            3%           96%             84%           24%
                                      ----------   ----------   ----------    ----------      ----------    ----------

 HOUSTON
   CBD ............................            3    2,764,418            9%           96%             97%           11%
   Richmond-Buffalo Speedway ......            6    2,735,030            9            91              93            56
   West Loop/Galleria .............            4    1,677,293            5            86              94            13
   The Woodlands ..................            7      486,867            2            98              99           100
   Katy Freeway ...................            2      975,316            3            58(6)           85            13
                                      ----------   ----------   ----------    ----------      ----------    ----------
     Subtotal/Weighted Average ....           22    8,638,924           28%           88%             94%           17%
                                      ----------   ----------   ----------    ----------      ----------    ----------

AUSTIN
   CBD ............................            4    1,584,530            5%           95%             98%           44%
   Northwest ......................            1      232,301            1           100              72            10
   Southwest ......................            1       99,895            0            97              99             5
                                      ----------   ----------   ----------    ----------      ----------    ----------
     Subtotal/Weighted Average ....            6    1,916,726            6%           95%             91%           24%
                                      ----------   ----------   ----------    ----------      ----------    ----------
                                                                 WEIGHTED
                                                                 AVERAGE
                                      WEIGHTED                   COMPANY
                                       AVERAGE     COMPANY        FULL-
                                       QUOTED      QUOTED        SERVICE
                                       MARKET       RENTAL       RENTAL
                                     RENTAL RATE    RATE PER     RATE PER
                                      PER SQUARE    SQUARE       SQUARE
    STATE, CITY, SUBMARKET            FOOT(2)(3)    FOOT(4)      FOOT(5)
-----------------------------------   ----------   ----------   ----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD ............................   $    22.80   $    25.81   $    22.45
   Uptown/Turtle Creek ............        26.58        30.48        26.15
   Far North Dallas ...............        25.25        24.20        19.47
   Las Colinas ....................        25.97        25.34        22.95
   Richardson/Plano ...............        22.89        23.32        19.22
   Stemmons Freeway ...............        23.15        19.50        15.28
   LBJ Freeway ....................        24.96        22.32        19.43
                                      ----------   ----------   ----------
     Subtotal/Weighted Average ....   $    24.40   $    25.62   $    21.93
                                      ----------   ----------   ----------

FORT WORTH
   CBD ............................   $    20.20   $    20.29   $    16.39
                                      ----------   ----------   ----------

 HOUSTON
   CBD ............................   $    22.28   $    23.41   $    16.51
   Richmond-Buffalo Speedway ......        20.71        23.30        17.96
   West Loop/Galleria .............        21.98        23.04        17.40
   The Woodlands ..................        15.48        15.48        16.21
   Katy Freeway ...................        22.21        24.44        18.83
                                      ----------   ----------   ----------
     Subtotal/Weighted Average ....   $    21.33   $    22.97   $    17.30
                                      ----------   ----------   ----------

AUSTIN
   CBD ............................   $    28.61   $    28.30   $    20.54
   Northwest ......................        26.51        25.00        20.56
   Southwest ......................        26.76        25.00        21.37
                                      ----------   ----------   ----------
     Subtotal/Weighted Average ....   $    28.26   $    27.73   $    20.59
                                      ----------   ----------   ----------

                                                                               PERCENT          OFFICE       COMPANY
                                                                PERCENT OF     LEASED AT       SUBMARKET     SHARE OF
                                                     TOTAL        TOTAL        COMPANY          PERCENT       OFFICE
                                       NUMBER OF    COMPANY      COMPANY        OFFICE          LEASED/      SUBMARKET
    STATE, CITY, SUBMARKET            PROPERTIES     NRA(1)       NRA(1)      PROPERTIES       OCCUPIED(2)    NRA(1)(2)
-----------------------------------   ----------   ----------   ----------    ----------      ----------    ----------
COLORADO
 DENVER
   Cherry Creek ...................            4      810,632            3%           89%(6)           74%           46%
   CBD ............................            2      735,388            2            95               97             7
   DTC ............................            1      309,862            1            97               92             6
                                      ----------   ----------   ----------    ----------       ----------    ----------
     Subtotal/Weighted Average ....            7    1,855,882            6%           93%              93%           11%
                                      ----------   ----------   ----------    ----------       ----------    ----------

 COLORADO SPRINGS
   Colorado Springs ...............            1      252,857            1%          100%              93%            6%
                                      ----------   ----------   ----------    ----------       ----------    ----------

LOUISIANA
 NEW ORLEANS
   CBD ............................            2    1,270,241            5%           81%              88%           14%
                                      ----------   ----------   ----------    ----------       ----------    ----------

FLORIDA
 MIAMI
   CBD ............................            1      782,686            2%           80%(6)           91%           23%
   South Dade/Kendall .............            2      472,236            1            94               95           100
                                      ----------   ----------   ----------    ----------       ----------    ----------
     Subtotal/Weighted Average ....            3    1,254,922            3%           85%              92%           33%
                                      ----------   ----------   ----------    ----------       ----------    ----------

ARIZONA
 PHOENIX
   Downtown/CBD ...................            1      476,373            1%           95%(6)           95%           27%
   Camelback Corridor .............            1       86,451            0            83               93             2
                                      ----------   ----------   ----------    ----------       ----------    ----------
     Subtotal/Weighted Average ....            2      562,824            1%           93%              94%           11%
                                      ----------   ----------   ----------    ----------       ----------    ----------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown .....................            2      536,206            2%           91%(6)           97%          100%
                                      ----------   ----------   ----------    ----------       ----------    ----------

NEBRASKA
 OMAHA
   CBD ............................            1      409,850            1%           92%              96%           32%
                                      ----------   ----------   ----------    ----------       ----------    ----------

NEW MEXICO
 ALBUQUERQUE
   CBD ............................            1      366,236            1%           95%              93%           63%
                                      ----------   ----------   ----------    ----------       ----------    ----------
CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD ............            1      276,420            1%           98%              96%            2%
                                      ----------   ----------   ----------    ----------       ----------    ----------

 SAN DIEGO
   UTC ............................            1      195,733            1%           85%(6)           85%            5%
                                      ----------   ----------   ----------    ----------       ----------    ----------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE ....................           76   29,252,820           92%           90%              90%           16%
                                      ==========   ==========   ==========    ==========       ==========    ==========

CLASS B OFFICE PROPERTIES
TEXAS
 DALLAS
   Central Expressway .............            2      413,721            1%           77%              83%           11%
   LBJ Freeway ....................            1      244,879            1            90               88             2
   Far North Dallas ...............            1       40,525            0            84               85             0
                                      ----------   ----------   ----------    ----------       ----------    ----------
     Subtotal/Weighted Average ....            4      699,125            2%           82%              86%            3%
                                      ----------   ----------   ----------    ----------       ----------    ----------

 HOUSTON
   Richmond-Buffalo Speedway ......            4    1,551,247            5%           86%              89%           47%
   The Woodlands ..................            5      323,763            1            98               99           100
                                      ----------   ----------   ----------    ----------       ----------    ----------
     Subtotal/Weighted Average ....            9    1,875,010            6%           88%              90%           51%
                                      ----------   ----------   ----------    ----------       ----------    ----------
     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE ....................           13    2,574,135            8%           86%              86%            9%
                                      ==========   ==========   ==========    ==========       ==========    ==========
     CLASS A AND CLASS B OFFICE
       PROPERTIES TOTAL/WEIGHTED
       AVERAGE ....................           89   31,826,955          100%           90%(6)           90%           15%
                                      ==========   ==========   ==========    ==========       ==========    ==========
                                                                WEIGHTED
                                                                AVERAGE
                                       WEIGHTED                 COMPANY
                                       AVERAGE     COMPANY       FULL-
                                        QUOTED      QUOTED      SERVICE
                                        MARKET      RENTAL       RENTAL
                                     RENTAL RATE   RATE PER     RATE PER
                                      PER SQUARE    SQUARE       SQUARE
    STATE, CITY, SUBMARKET            FOOT(2)(3)    FOOT(4)      FOOT(5)
-----------------------------------   ----------   ----------   ----------
COLORADO
 DENVER
   Cherry Creek ...................   $    23.14   $    22.64   $    18.42
   CBD ............................        23.47        22.00        17.37
   DTC ............................        24.45        26.00        23.03
                                      ----------   ----------   ----------
     Subtotal/Weighted Average ....   $    23.49   $    22.95   $    18.83
                                      ----------   ----------   ----------

 COLORADO SPRINGS
   Colorado Springs ...............   $    19.56   $    22.00   $    17.98
                                      ----------   ----------   ----------

LOUISIANA
 NEW ORLEANS
   CBD ............................   $    16.43   $    17.00   $    15.85
                                      ----------   ----------   ----------

FLORIDA
 MIAMI
   CBD ............................   $    28.94   $    30.75   $    24.42
   South Dade/Kendall .............        23.46        25.00        23.16
                                      ----------   ----------   ----------
     Subtotal/Weighted Average ....   $    26.88   $    28.59   $    23.89
                                      ----------   ----------   ----------

ARIZONA
 PHOENIX
   Downtown/CBD ...................   $    23.59   $    23.00   $    23.70
   Camelback Corridor .............        27.21        22.00        21.96
                                      ----------   ----------   ----------
     Subtotal/Weighted Average ....   $    24.15   $    22.85   $    23.46
                                      ----------   ----------   ----------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown .....................   $    36.68   $    36.68   $    36.62
                                      ----------   ----------   ----------

NEBRASKA
 OMAHA
   CBD ............................   $    18.61   $    18.50   $    15.84
                                      ----------   ----------   ----------

NEW MEXICO
 ALBUQUERQUE
   CBD ............................   $    19.30   $    19.50   $    18.86
                                      ----------   ----------   ----------
CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD ............   $    44.34   $    44.00   $    25.53
                                      ----------   ----------   ----------

 SAN DIEGO
   UTC ............................   $    29.40   $    26.00   $    21.25
                                      ----------   ----------   ----------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE ....................   $    23.57   $    24.50   $    20.12
                                      ==========   ==========   ==========

CLASS B OFFICE PROPERTIES
TEXAS
 DALLAS
   Central Expressway .............   $    17.27   $    18.53   $    14.21
   LBJ Freeway ....................        19.01        17.15        14.81
   Far North Dallas ...............        20.57        19.50        16.90
                                      ----------   ----------   ----------
     Subtotal/Weighted Average ....   $    18.07   $    18.10   $    14.61
                                      ----------   ----------   ----------

 HOUSTON
   Richmond-Buffalo Speedway ......   $    18.61   $    22.03   $    14.92
   The Woodlands ..................        15.01        15.01        15.62
                                      ----------   ----------   ----------
     Subtotal/Weighted Average ....   $    17.99   $    20.82   $    15.05
                                      ----------   ----------   ----------
     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE ....................   $    18.01   $    20.08   $    14.93
                                      ==========   ==========   ==========
     CLASS A AND CLASS B OFFICE
       PROPERTIES TOTAL/WEIGHTED
       AVERAGE ....................   $    23.12   $    24.15   $    19.72(7)
                                      ==========   ==========   ==========

-----------------------

(1)  NRA means net rentable area in square feet.

(2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar/Jamison. (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway and Central Expressway, Fort Worth CBD and the New Orleans CBD submarkets), The Baca Group (for the Houston Richmond-Buffalo Speedway, CBD and West Loop/Galleria and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CB Richard Ellis (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and DTC submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD, Camelback Corridor and San Francisco South of Market/CBD submarkets), Grubb and Ellis Company and the Company (for the Washington D.C. Georgetown submarket), Grubb and Ellis/Pacific Realty Group, Inc. (for the Omaha CBD submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and CoStar/John Burnham (for the San Diego UTC submarket).

(3) Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of Operating Partnership Office Properties in the submarket.

(4) For Office Properties, represents weighted average rental rates per square foot quoted by the Operating Partnership as of June 30, 1999, based on total net rentable square feet of Operating Partnership Office Properties in the submarket, adjusted, if necessary, based on management estimates, to equivalent full-service quoted rental rates to facilitate comparison to weighted average Class A or Class B, as the case may be, quoted submarket rental rates per square foot. These rates do not necessarily represent the amounts at which available space at the Operating Partnership's Office Properties will be leased.

(5) Calculated based on base rent payable for Operating Partnership Office Properties in the submarket as of June 30, 1999, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from tenants, divided by total net rentable square feet of Operating Partnership Office Properties in the submarket.

(6) Leases have been executed at certain Properties in these submarkets but had not commenced as of June 30, 1999. If such leases had commenced as of June 30, 1999, the percent leased for all Office Properties in the Operating Partnership's submarkets would have been 91%. The total percent leased at the Operating Partnership Office Properties would have been as follows: Katy Freeway - 75%; Denver Cherry Creek -- 92%; Miami CBD - 84%; and Phoenix Downtown CBD - 98%; Washington Georgetown - 94%; and San Diego UTC - 89%.

(7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership's Office Properties as of June 30, 1999, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants, is $20.28.

         The following table shows, as of June 30, 1999, the principal businesses conducted by the tenants at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the tenants.

                                                                        Percent of
                                  Industry Sector                      Leased Sq. Ft.
                                  ---------------                      --------------
                            Professional Services (1)                       25%
                            Energy(2)                                       20
                            Financial Services (3)                          19
                            Technology                                       7
                            Telecommunications                               6
                            Manufacturing                                    2
                            Retail                                           2
                            Medical                                          3
                            Government                                       3
                            Food Service                                     3
                            Other(4)                                        10
                                                                         -----
                            Total Leased                                   100%
                                                                         =====

------------------------------------

(1) Includes legal, accounting, engineering, architectural, and advertising services.

(2) Of the 20% of energy tenants at the Operating Partnership's Office Properties, 63% are located in Houston, 25% are located in Dallas, 7% are located in Denver and 5% are located in New Orleans. Of the 63% of energy tenants located in Houston (approximately 3.7 million square feet), 73% (approximately 2.7 million square feet) are obligated under long-term leases (expiring in 2003 or later).

(3)  Includes banking, title and insurance, and investment services

(4)  Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of June 30, 1999 for the Operating Partnership's total Office Properties and for Dallas and Houston, Texas, individually, for each of the ten years beginning with the remainder of 1999, assuming that none of the tenants exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES

                                                                                                    PERCENTAGE
                                                                                                    OF TOTAL            ANNUAL
                                           NET RENTABLE                                              ANNUAL          FULL-SERVICE
                                               AREA          PERCENTAGE OF           ANNUAL        FULL-SERVICE        RENT PER
                          NUMBER OF        REPRESENTED         LEASED NET          FULL-SERVICE        RENT             SQUARE
                         TENANTS WITH      BY EXPIRING       RENTABLE AREA          RENT UNDER      REPRESENTED      FOOT OF NET
   YEAR OF LEASE           EXPIRING          LEASES          REPRESENTED BY          EXPIRING       BY EXPIRING      RENTABLE AREA
     EXPIRATION             LEASES       (SQUARE FEET)      EXPIRING LEASES          LEASES(1)         LEASES         EXPIRING(1)
---------------------   --------------   --------------      --------------       --------------   --------------    --------------
1999 ................              379        2,160,351(2)              7.6%      $   41,345,695              6.9%   $        19.14
2000 ................              416        3,336,582                11.8           65,889,771             11.0             19.75
2001 ................              409        3,599,194                12.7           69,641,593             11.6             19.35
2002 ................              365        3,784,930                13.4           79,911,520             13.4             21.11
2003 ................              287        2,817,019                 9.9           55,219,161              9.2             19.60
2004 ................              198        3,613,138                12.8           75,913,707             12.7             21.01
2005 ................               84        2,371,973                 8.4           52,645,161              8.8             22.19
2006 ................               35          802,195                 2.8           17,373,581              2.9             21.66
2007 ................               34        1,304,182                 4.6           30,031,958              5.0             23.03
2008 ................               31        1,089,281                 3.8           27,190,287              4.5             24.96
2009 and thereafter .               36        3,446,824                12.2           83,332,362             14.0             24.18
                        --------------   --------------      --------------       --------------   --------------    --------------

Totals ..............            2,274       28,325,669(3)            100.0%(3)   $  598,494,796            100.0%   $        21.13
                        ==============   ==============      ==============       ==============   ==============    ==============

---------------------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

(2) As of June 30, 1999, leases have been signed for approximately 1,472,520 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 1999.

(3) Reconciliation to the Operating Partnership's total net rentable area is as follows:

                                                 Square Feet    Percentage of Total
                                               ---------------  -------------------
         Square footage leased to tenants           28,325,669              89.0%
         Square footage used for
           management offices, building use,
           and remeasurement adjustments               303,704               1.0

         Square footage vacant                       3,197,582              10.0
                                               ---------------   ---------------

         Total net rentable square footage          31,826,955             100.0%
                                               ===============   ===============

DALLAS OFFICE PROPERTIES

                                                                                                    PERCENTAGE
                                                                                                    OF TOTAL            ANNUAL
                                               NET RENTABLE                                          ANNUAL          FULL-SERVICE
                                                   AREA          PERCENTAGE OF       ANNUAL        FULL-SERVICE        RENT PER
                              NUMBER OF        REPRESENTED         LEASED NET      FULL-SERVICE        RENT             SQUARE
                             TENANTS WITH      BY EXPIRING       RENTABLE AREA      RENT UNDER      REPRESENTED      FOOT OF NET
   YEAR OF LEASE               EXPIRING          LEASES          REPRESENTED BY      EXPIRING       BY EXPIRING      RENTABLE AREA
     EXPIRATION                 LEASES       (SQUARE FEET)      EXPIRING LEASES      LEASES(1)         LEASES         EXPIRING(1)
---------------------       --------------   --------------      --------------    --------------   --------------    --------------
1999 ....................              128          797,958(2)              7.8%   $   18,085,546              7.8%   $        22.66
2000 ....................              158        1,766,055                17.2        37,401,958             16.1             21.18
2001 ....................              143        1,197,225                11.6        25,626,105             11.0             21.40
2002 ....................              105        1,011,276                 9.8        24,725,344             10.6             24.45
2003 ....................               89        1,182,778                11.5        23,350,164             10.0             19.74
2004 ....................               60          699,466                 6.8        17,465,121              7.5             24.97
2005 ....................               20        1,170,382                11.4        25,239,876             10.9             21.57
2006 ....................               12          213,550                 2.1         5,378,432              2.3             25.19
2007 ....................               14          558,608                 5.4        13,600,238              5.8             24.35
2008 ....................               11          565,853                 5.5        14,072,781              6.1             24.87
2009 and thereafter .....               10        1,132,649                10.9        27,577,531             11.9             24.35
                            --------------   --------------      --------------    --------------   --------------    --------------
Totals ..................              750       10,295,800               100.0%   $  232,523,096            100.0%   $        22.58
                            ==============   ==============      ==============    ==============   ==============    ==============

-----------------------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

(2) As of June 30, 1999, leases have been signed for approximately 442,505 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 1999.

HOUSTON OFFICE PROPERTIES

                                                                                                     PERCENTAGE
                                                                                                     OF TOTAL            ANNUAL
                                                NET RENTABLE                                          ANNUAL          FULL-SERVICE
                                                    AREA          PERCENTAGE OF       ANNUAL        FULL-SERVICE        RENT PER
                               NUMBER OF        REPRESENTED         LEASED NET      FULL-SERVICE        RENT             SQUARE
                              TENANTS WITH      BY EXPIRING       RENTABLE AREA      RENT UNDER      REPRESENTED      FOOT OF NET
   YEAR OF LEASE                EXPIRING          LEASES          REPRESENTED BY      EXPIRING       BY EXPIRING      RENTABLE AREA
     EXPIRATION                  LEASES       (SQUARE FEET)      EXPIRING LEASES      LEASES(1)         LEASES         EXPIRING(1)
---------------------       --------------   --------------      --------------    --------------   --------------    --------------
1999 ...................              131          891,031(2)              9.7%   $   13,853,510              8.0%   $        15.55
2000 ...................              132          793,731                 8.6        12,636,784              7.3             15.92
2001 ...................              130        1,462,726                15.8        24,907,034             14.3             17.03
2002 ...................              139        1,090,370                11.8        19,727,666             11.3             18.09
2003 ...................               96          824,128                 8.9        14,969,440              8.6             18.16
2004 ...................               62        1,572,260                17.0        29,301,678             16.8             18.64
2005 ...................               16          190,368                 2.1         3,649,682              2.1             19.17
2006 ...................                9          310,229                 3.4         5,856,144              3.4             18.88
2007 ...................                5          474,024                 5.1         9,489,812              5.5             20.02
2008 ...................                7          183,719                 2.0         3,231,625              1.9             17.59
2009 and thereafter ....               10        1,437,952                15.6        36,380,383             20.8             25.30
                           --------------   --------------      --------------    --------------   --------------    --------------
Totals .................              737        9,230,538               100.0%   $  174,003,758            100.0%   $        18.85
                           ==============   ==============      ==============    ==============   ==============    ==============

---------------------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

(2) As of June 30, 1999, leases have been signed for approximately 697,195 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 1999.

 RETAIL PROPERTIES

         The Operating Partnership owns seven Retail Properties, which in the aggregate contain approximately 777,000 net rentable square feet. Four of the Retail Properties, The Woodlands Retail Properties, with an aggregate of approximately 356,000 net rentable square feet, are located in The Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas. The Operating Partnership has a 75% limited partner interest and an approximately 10% indirect general partner interest in the partnership that owns The Woodlands Retail Properties. Two of the Retail Properties, Las Colinas Plaza, with approximately 135,000 net rentable square feet, and The Crescent Atrium with approximately 95,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of June 30, 1999, the Retail Properties were 95% leased.

HOTEL PROPERTIES

HOTEL PROPERTIES TABLES

         The following table shows certain information for the six months ended June 30, 1999 and 1998, about the Operating Partnership's Hotel Properties. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure their performance based on available guest nights.

                                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                                             ----------------------------------------------------
                                                                                AVERAGE             AVERAGE           REVENUE PER
                                                   YEAR                        OCCUPANCY             DAILY             AVAILABLE
                                                COMPLETED/                        RATE               RATE                ROOM
                                                                             -------------       -------------       ------------
       HOTEL PROPERTY(1), (9)    LOCATION       RENOVATED        ROOMS       1999     1998       1999     1998       1999    1998
       ----------------------    --------       ---------        -----       ----     ----       ----     ----       ----    ----
FULL-SERVICE/LUXURY HOTELS:
Denver Marriott City Center    Denver,CO       1982/1994           613        77%     79%       $123     $123       $95       $97
Four Seasons Hotel-Houston     Houston,TX      1982                399        66      66         196      179       128       119
Hyatt Regency Albuquerque      Albuquerque,NM  1990                395        71      68         106      103        75        70
Omni Austin Hotel              Austin,TX       1986                324(2)     82      80         127      117       104        94
Hyatt Regency Beaver Creek     Avon,CO         1989                276        70      68         296      279       207       190
Sonoma Mission Inn & Spa       Sonoma,CA       1927/1987/1997      178(3)     79      79         196      214       155       170
Ventana Country Inn            BigSur,CA       1975/1982/1988       62        77      41(4)      329      319       254       130(4)
                                                                ------       ---     ---        ----     ----      ----      ----
     TOTAL/WEIGHTED AVERAGE                                      2,247        74%     73%       $166     $159      $122      $115
                                                                ------       ---     ---        ----     ----      ----      ----

DESTINATION HEALTH &                                            GUESTNIGHTS
FITNESS RESORTS:                                                -----------
Canyon Ranch-Tucson            Tucson,AZ       1980                250(5)
Canyon Ranch-Lenox             Lenox,MA        1989                212(5)
                                                                ------
     TOTAL/WEIGHTED AVERAGE                                        462        90%(6)  89%(6)    $536(7)  $504(7)   $464(8)   $436(8)
                                                                ------       ---     ---        ----     ----      ----      ----

(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased all of the Hotel Properties, except the Omni Austin Hotel, to COI pursuant to long term leases. As of January 1, 1999, the Omni Austin Hotel is leased pursuant to a separate long term lease to an unrelated third party.

(2) As of June 30, 1999, 20 condominiums have been converted to hotel suites and 10 of the parlor rooms have been taken out of commission to be renovated.

(3) In February 1999, 20 rooms were taken out of commission for construction of the spa.

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

(9) The Houston Renaissance hotel with 389 rooms, will be included in these hotel statistics for the nine months ended September 30, 1999.

REFRIGERATED STORAGE PROPERTIES

REFRIGERATED STORAGE PROPERTIES TABLE

         The following table shows the number and aggregate size of Refrigerated Storage Properties leased to the newly formed partnership, the Refrigerated Storage Operating Partnership, by state as of June 30, 1999:

                                  TOTAL CUBIC         TOTAL                                     TOTAL CUBIC      TOTAL
                  NUMBER OF         FOOTAGE         SQUARE FEET                  NUMBER OF         FOOTAGE     SQUARE FEET
     STATE       PROPERTIES(1)    (IN MILLIONS)    (IN MILLIONS)   STATE      PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
     -----       -------------    -------------    -------------   -----      -------------    -------------  -------------
Alabama               4                9.4              0.3     Mississippi         1                 4.7          0.2
Arizona               1                2.9              0.1     Missouri(2)         2                37.9          2.2
Arkansas              6               33.1              1.0     Nebraska            2                 4.4          0.2
California            8               26.7              1.1     New York            1                11.8          0.4
Colorado              2                3.4              0.1     North Carolina      3                 8.5          0.3
Florida               5                7.5              0.3     Oklahoma            2                 2.1          0.1
Georgia               7               44.5              1.6     Oregon              6                40.4          1.7
Idaho                 2               18.7              0.8     Pennsylvania        2                27.4          0.9
Illinois              2               11.6              0.4     South Carolina      1                 1.6          0.1
Indiana               1                9.1              0.3     South Dakota        1                 2.9          0.1
Iowa                  2               12.5              0.5     Tennessee           3                10.6          0.4
Kansas                2                5.0              0.2     Texas               2                 6.6          0.2
Kentucky              1                2.7              0.1     Utah                1                 8.6          0.4
Maine                 1                1.8              0.2     Virginia            1                 1.9          0.1
Massachusetts         6               15.2              0.7     Washington          6                28.7          1.1
                                                                Wisconsin           2                14.0          0.5
                                                                                -----              ------        -----
                                                                TOTAL              86(3)            416.2(3)      16.6(3)
                                                                                =====              ======        =====


-----------------------------

(1) As of June 30, 1999, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly owned real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by the recently formed Refrigerated Storage Operating Partnership, in which the Operating Partnership has no interest. The Operating Partnership holds an indirect 39.6% interest in the Refrigerated Storage Partnerships which are entitled to receive lease payments (base rent and percentage rent from the Refrigerated Storage Operating Partnership).

(2) Missouri has an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of June 30, 1999, the Refrigerated Storage Operating Partnership operated 102 refrigerated storage properties with an aggregate of approximately 537.1 million cubic feet (21.6 million square feet).

RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table shows certain information as of June 30, 1999, relating to the Residential Development Properties.

                                                                                                                   AVERAGE
                                                                                            TOTAL       TOTAL      CLOSED
                     RESIDENTIAL                                   RESIDENTIAL   TOTAL    LOTS/UNITS   LOTS/UNITS   SALE
  RESIDENTIAL        DEVELOPMENT                                   DEVELOPMENT    LOTS/    DEVELOPED    CLOSED      PRICE
  DEVELOPMENT        PROPERTIES       TYPE OF                      CORPORATION'S UNITS      SINCE        SINCE     PER LOT/
 CORPORATION (1)       (RDP)           RDP(2)      LOCATION        OWNERSHIP %   PLANNED   INCEPTION   INCEPTION   UNIT ($)(3)
 ---------------       -----           ------      --------        -----------   -------   ---------   ---------   -----------
Desert Mountain     Desert Mountain     SF        Scottsdale, AZ      93.0%       2,665      2,155      1,869        469,000(5)
                                                                                 ------     ------     ------
    Development
    Corp.

The Woodlands       The Woodlands       SF        The Woodlands, TX   42.5%      36,845     20,805     19,648         49,879
                                                                                 ------     ------     ------
  Land Company
  Inc.

Crescent            Villa Montane
  Development         Townhomes         TH        Avon, CO            30.0%          27         27         24      1,090,000
  Management        Villa Montane
  Corp.               Club              TS        Avon, CO            30.0%          38         38         37         60,000(6)
                    Deer Trail          SFH       Avon, CO            60.0%          16(6)       4          4      2,980,000
                    Buckhorn
                      Townhomes         TH        Avon, CO            60.0%          24(6)      14         14      1,300,000
                    Bear Paw Lodge      CO        Avon, CO            60.0%          53(6)      --         --            N/A
                    Eagle Ranch         SF        Eagle, CO           60.0%       1,100(6)      --         --            N/A
                    Main Street
                       Junction         CO        Breckenridge, CO    60.0%          36(6)      --         --            N/A
                                                                                 ------     ------     ------

         TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                              1,294         83         79
                                                                                 ------     ------     ------

Mira Vista              Mira Vista      SF        Fort Worth, TX     100.0%         710        693        578         98,000
  Development           The Highlands   SF        Breckenridge,       12.3%         750        294        281        132,000
                                                                                 ------     ------     ------
  Corp.

         TOTAL MIRA VISTA DEVELOPMENT CORP.                                       1,460        987        859
                                                                                 ------     ------     ------

Houston Area            Falcon Point    SF        Houston, TX        100.0%       1,205        556        448         31,000
  Development           Spring Lakes    SF        Houston, TX        100.0%         536         93         75         31,000
                                                                                 ------     ------     ------
  Corp.

         TOTAL HOUSTON AREA DEVELOPMENT CORP.                                     1,741        649        523
                                                                                 ------     ------     ------

               TOTAL                                                             44,005     24,679     22,978
                                                                                 ======     ======     ======


                     RESIDENTIAL                       RANGE OF
  RESIDENTIAL        DEVELOPMENT                       PROPOSED
  DEVELOPMENT        PROPERTIES       TYPE OF          SALE PRICES
 CORPORATION (1)       (RDP)           RDP(2)       PER LOT/UNIT ($)(4)
 ---------------       -----           ------       -------------------
Desert Mountain     Desert Mountain     SF          350,000 - 3,000,000(5)

    Development
    Corp.

The Woodlands       The Woodlands       SF           15,300 - 500,000

  Land Company
  Inc.

Crescent            Villa Montane
  Development         Townhomes         TH        1,325,000 - 1,450,000
  Management        Villa Montane
  Corp.               Club              TS           18,000 - 150,000(7)
                    Deer Trail          SFH       2,560,000 - 3,995,000
                    Buckhorn
                      Townhomes         TH        1,420,000 - 1,870,000
                    Bear Paw Lodge      CO          665,000 - 2,025,000
                    Eagle Ranch         SF           80,000 - 150,000
                    Main Street
                       Junction         CO          300,000 - 580,000


         TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.


Mira Vista              Mira Vista      SF           50,000 - 265,000
  Development           The Highlands   SF           55,000 - 250,000

  Corp.

TOTAL MIRA VISTA DEVELOPMENT CORP.


Houston Area            Falcon Point    SF           22,000 - 60,000
  Development           Spring Lakes    SF           22,000 - 33,000

  Corp.

         TOTAL HOUSTON AREA DEVELOPMENT CORP.


               TOTAL



(1) The Operating Partnership has an approximately 95%, 95%, 90%, 94%, and 94%, ownership interest in Desert Mountain Development Corporation, The Woodlands Land Company, Inc., Crescent Development Management Corp., Mira Vista Development Corp., and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); TS (Timeshare); and SFH (Single Family Homes).

(3)  Based on Lots/Units closed during the Company's ownership period.

(4)  Based on existing inventory of developed lots and lots to be developed.

(5)  Includes golf membership, which for 1999, is approximately $175,000.

(6) As of June 30, 1999, six units were under contract at Deer Trail representing $17.4 million in sales, eight units were under contract at Buckhorn Townhomes representing $13.6 million in sales, 26 units were under contract at Bear Paw Lodge representing $36.1 million in sales, 124 lots were under contract at Eagle Ranch representing $15.5 million in sales, and 13 units were under contract at Main Street Junction representing $6.1 million in sales.

(7)  Represents amounts per timeshare (1/20 of a timeshare unit).

BEHAVIORAL HEALTHCARE PROPERTIES

BEHAVIORAL HEALTHCARE PROPERTIES TABLE

         The following table shows the number of properties and beds by state of the 88 Behavioral Healthcare Properties as of June 30, 1999:

                           NUMBER OF              NUMBER OF                                 NUMBER OF        NUMBER OF
          STATE           PROPERTIES(1)             BEDS           STATE                  PROPERTIES(1)         BEDS
          -----           -------------             ----           -----                  -------------         ----
        Alabama               1                      70         Mississippi                    2                217
        Arkansas              2                     109         North Carolina                 4                410
        Arizona               2                     170         New Hampshire                  2                100
        California            8                     649         New Jersey                     1                150
        Delaware              1                      72         Nevada                         1                 84
        Florida              12                     648         Pennsylvania                   1                169
        Georgia              15                     986         South Carolina                 3                248
        Indiana               7                     517         Tennessee                      1                204
        Kansas                2                     160         Texas                          9                816
        Kentucky              3                     251         Utah                           2                196
        Louisiana             1                       0         Virginia                       3                285
        Maryland              1                       0         Wisconsin                      2                160
        Minnesota             1                      40                                       --              -----
        Missouri              1                      96            TOTAL                      88              6,807
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

         In early 1998, the Operating Partnership assigned a group of individuals with the task of creating a program to identify, understand and address the myriad issues associated with the year 2000 problem. The group has completed its assessment of the Operating Partnership's year 2000 readiness by way of a comprehensive review of IT and non-IT systems at the Operating Partnership's principal executive offices and at the Operating Partnership's Properties. The group is in its final stages of remediation and testing of any systems that were identified as being date sensitive and, accordingly, could have potential year 2000 problems.

YEAR 2000 READINESS DISCLOSURE

         The Operating Partnership has completed its assessment of all mission-critical IT systems, such as in-house accounting and property management systems, network operating systems, telecommunication systems and desktop software systems as to their year 2000 compliance. The Operating Partnership is currently involved in remediating all items that were deemed non-compliant. Although remediation and testing is not yet complete, the Operating Partnership has not identified any significant problem areas and it believes that the mission-critical systems, AS/400 and accounting system, local network servers, WAN equipment and the majority of desktop PC's are compliant, or can be made compliant with minor software upgrades.

         For non-IT systems, the Operating Partnership has completed its comprehensive review of computer hardware and software in mechanical systems and has developed a program to repair or replace non-IT systems that are not year 2000 compliant. As of July 15, 1999, approximately 96% of the systems have been deemed compliant based upon manufacturers' statements, and the combined research efforts of a retained outside specialist company, retained technology consultants, and third party vendors. The remaining 4% have been reviewed and plans are in place to upgrade or remediate these systems prior to October 31, 1999. Management does not believe that the resolution of any problems with respect to these systems will have a material adverse effect on the Operating Partnership's financial condition or results of operations. The Operating Partnership's non-IT systems or embedded technology are primarily property-related and include escalator and elevator service, building automation (e.g., energy management and HVAC systems), security access systems, fire and life safety systems.

         The Operating Partnership believes that potential exposure lies with third parties, such as its tenants, vendors, financial institutions and the Operating Partnership's transfer agent and unaffiliated joint venture partners. The Operating Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash, its transfer agent to maintain and track investor information, its vendors for day-to-day services and its unaffiliated joint venture partners for operations and management of certain of the Operating Partnership's Properties. If any of these third parties are unable to meet their obligations to the Operating Partnership because of the year 2000 problem, such a failure may have a material adverse effect on the financial condition or results of operations of the Operating Partnership. The Operating Partnership is actively pursuing information from third parties regarding their year 2000 compliance status. As of July 15, 1999, 97% of the third parties who have responded to inquiries are either compliant, are employing plans to bring themselves into compliance, or do not have any issues with year 2000 date sensitivity. Although the Operating Partnership continues to work with third parties in order to attempt to eliminate its year 2000 concerns, the cost and timing of the third party year 2000 compliance is not within the Operating Partnership's control, and no assurance can be given with respect to the cost and timing of these third-party efforts or the potential effects of any failure to comply.

         The majority of the work performed to date has been performed by employees of the Company without significant additional cost to the Operating Partnership. The Operating Partnership currently estimates that the total cost to repair and replace IT and non-IT systems that are not year 2000 compliant (not including costs associated with the Operating Partnership's normal upgrade and replacement process) will be approximately $1.2 million of which, approximately $0.3 million has been incurred to date. Management does not believe that such estimated total cost will have a material adverse effect on the Operating Partnership's financial condition or results of operations.

         The Operating Partnership currently believes that it will have performed all year 2000 compliance testing and completed its remedial measures on its IT and non-IT systems on or before October 31, 1999. Based on the progress the Operating Partnership has made in addressing the Operating Partnership's year 2000 issues and its plan and timeline to complete its compliance program, at this time, the Operating Partnership does not foresee significant risks associated with the Operating Partnership's year 2000 compliance. Management does not believe that the year 2000 issue will pose significant problems in its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material adverse effect on the Operating Partnership's financial condition or results of operations. Management believes that the year 2000 risks to the Operating Partnership's financial condition or results of operations associated with a failure of non-IT systems is immaterial, due to the fact that each of the Operating Partnership's Properties has, for the most part, separate non-IT systems. Accordingly, a year 2000 problem that is experienced at one Property generally should have no effect on the other Operating Partnership Properties. In addition, management believes that the Operating Partnership has sufficient time to correct those system problems within its control before the year 2000. Because the Operating Partnership's major source of income is rental payments under long-term leases, a failure of the Operating Partnership's mission-critical IT systems is not expected to have a material adverse effect on the Operating Partnership's financial condition or results of operations. Even if the Operating Partnership were to experience problems with its IT systems, the payment of rent under the leases would not be excused. In addition, the Operating Partnership expects to correct those IT system problems within its control before the year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

         The Operating Partnership is in the process of developing contingency plans for its IT and non-IT systems. Non-IT systems contingency plans are being tailored for each of the Operating Partnership's Properties, due to the fact that each of the Properties has, for the most part, separate non-IT systems. As the Operating Partnership identifies significant risks related to the Operating Partnership's year 2000 compliance, or if the Operating Partnership's year 2000 compliance program's progress deviates substantially from the anticipated timeline, the Operating Partnership will adjust contingency plans appropriately.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Operating Partnership's Form 10-K for the year ended December 31, 1998 contains information regarding its interest rate risk from changes in the 90-day LIBOR rate and its market price risk from changes in the price of its common shares in connection with its settlement obligations under its Forward Share Purchase Agreement with UBS. The Company's settled its Forward Share Purchase Agreement on June 30, 1999 and, as a result, this information is no longer applicable.

         The Operating Partnership's Form 10-K for the year ended December 31, 1999 also contains information regarding its interest rate risk from fluctuations in interest rates on its short-term variable rate debt. There have been no material changes in this information.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 1999, the Operating Partnership issued an aggregate of 85,910 units to three limited partners in satisfaction of certain obligations relating to the contribution of properties to the Operating Partnership in 1998. The units were valued at $4,012,157.60. The units were issued in private offerings exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. The limited partners were "accredited investors" under Rule 501 of the Securities Act and had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investments in the Operating Partnership. There was no general solicitation in connection with the offerings of the units.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

3.01     Second Amended and Restated Agreement of Limited Partnership of the
         Registrant, dated as of November 1, 1997, as amended (filed as Exhibit
         10.01 to the Quarterly Report on Form 10-Q for the quarter ended June
         30, 1999 (the "Company 2Q 1999 10-Q") of Crescent Real Estate Equities
         Company (the "Company") and incorporated herein by reference)

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

4.03 Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 3.02 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 of the Company and incorporated herein by reference)

4.04 6-5/8% Note due 2002 of the Registrant (filed as Exhibit No. 4.07 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the "Company 2Q 1998 10-Q") of the Company and incorporated herein by reference)

4.05 7-1/8% Note due 2007 of the Registrant (filed as Exhibit No. 4.08 to the Company 2Q 1998 10-Q and incorporated herein by reference)

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

10.15    Fifth Amended and Restated Revolving Credit Agreement, dated June 30,
         1998 among the Registrant, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the Company 2Q 1998 10-Q and incorporated herein by reference)

10.16    Intercompany Agreement, dated June 3, 1997, between the Registrant and
         Crescent Operating, Inc. (filed as Exhibit 10.2 to the Registration
         Statement on Form S-1 (File No. 333-25223) of Crescent Operating, Inc.
         and incorporated herein by reference)

10.17    Agreement dated June 11, 1999 by and between Gerald W. Haddock and
         Crescent Real Estate Equities Company, Crescent Real Estate Equities
         Limited Partnership and Crescent Real Estate Equities, Ltd. (filed as
         Exhibit No. 10.19 to the Company 2Q 1999 10-Q and incorporated herein by reference)

27.01    Financial Data Schedule (filed herewith)

     (b)  Reports on Form 8-K

          Not Applicable

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


                              CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP

                              By: Crescent Real Estate Equities, Ltd., its
                                   General Partner



                                  /s/ John C. Goff
                                  --------------------------------------------
Date:    August 16, 1999          John C. Goff, President and Chief
         ------------------       Executive Officer



                                  /s/ Jack I. Tompkins
                                  ---------------------------------------------
Date:    August 16, 1999          Jack I. Tompkins, Executive Vice President
         ------------------       and Chief Financial Officer (Principal
                                  Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
3.01     Second Amended and Restated Agreement of Limited Partnership of the
         Registrant, dated as of November 1, 1997, as amended (filed as Exhibit
         10.01 to the Quarterly Report on Form 10-Q for the quarter ended June
         30, 1999 (the "Company 2Q 1999 10-Q") of Crescent Real Estate Equities
         Company (the "Company") and incorporated herein by reference)

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

4.03 Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 3.02 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 of the Company and incorporated herein by reference)

4.04 6-5/8% Note due 2002 of the Registrant (filed as Exhibit No. 4.07 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the "Company 2Q 1998 10-Q") of the Company and incorporated herein by reference)

4.05 7-1/8% Note due 2007 of the Registrant (filed as Exhibit No. 4.08 to the Company 2Q 1998 10-Q and incorporated herein by reference)

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

10.15    Fifth Amended and Restated Revolving Credit Agreement, dated June 30,
         1998 among the Registrant, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the Company 2Q 1998 10-Q and incorporated herein by reference)

10.16    Intercompany Agreement, dated June 3, 1997, between the Registrant and
         Crescent Operating, Inc. (filed as Exhibit 10.2 to the Registration
         Statement on Form S-1 (File No. 333-25223) of Crescent Operating, Inc.
         and incorporated herein by reference)

10.17    Agreement dated June 11, 1999 by and between Gerald W. Haddock and
         Crescent Real Estate Equities Company, Crescent Real Estate Equities
         Limited Partnership and Crescent Real Estate Equities, Ltd. (filed as
         Exhibit No. 10.19 to the Company 2Q 1999 10-Q and incorporated herein by reference)

27.01    Financial Data Schedule (filed herewith)