Form 10-Q
period 1999-09-30
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 1999-11-22
CIK 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1999
                          COMMISSION FILE NO. 333-42293


                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)


             TEXAS                                           75-2531304
-------------------------------                        ----------------------
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


Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of November 12, 1999.

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


                     YES  X            NO
                         ---              ---

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                   PAGE
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated  Balance Sheets as of September 30, 1999  (unaudited) and December
         31, 1998 (audited)................................................................           3

         Consolidated Statements of Operations for the three and nine months ended
         September 30, 1999 and 1998 (unaudited)...........................................           4

         Consolidated Statement of Partner's Capital for the nine months ended
         September 30, 1999 (unaudited)....................................................           5

         Consolidated Statements of Cash Flows for the nine months ended September 30,
         1999 and 1998 (unaudited).........................................................           6

         Notes to Financial Statements.....................................................           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................................          22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................          59

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................          59

Item 2.  Changes in Securities.............................................................          59

Item 3.  Defaults Upon Senior Securities...................................................          59

Item 4.  Submission of Matters to a Vote of Security Holders...............................          59

Item 5.  Other Information.................................................................          59

Item 6.  Exhibits and Reports on Form 8-K..................................................          60

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                               1999                1998
                                                                           ------------        ------------
                                                                           (UNAUDITED)          (AUDITED)

ASSETS:
 Investments in real estate:
   Land                                                                    $    398,703        $    400,690
   Land held for development or sale                                             95,282              95,282
   Building and improvements                                                  3,517,383           3,569,774
   Furniture, fixtures and equipment                                             70,160              63,626
   Less - accumulated depreciation                                             (476,438)           (387,457)
                                                                           ------------        ------------
               Net investment in real estate                                  3,605,090           3,741,915

   Cash and cash equivalents                                                     65,742             109,828
   Restricted cash and cash equivalents                                          76,219              46,841
   Accounts receivable, net                                                      34,163              32,585
   Deferred rent receivable                                                      68,537              73,635
   Investments in real estate mortgages and
       equity of unconsolidated companies                                       920,321             743,516
   Notes receivable, net                                                        186,163             187,063
   Other assets, net                                                            104,350             110,566
                                                                           ------------        ------------
               Total assets                                                $  5,060,585        $  5,045,949
                                                                           ============        ============


LIABILITIES:
   Borrowings under Credit Facility                                        $    585,000        $    660,000
   Notes payable                                                              2,097,127           1,658,156
   Accounts payable, accrued expenses and other liabilities                     160,089             149,442
                                                                           ------------        ------------
              Total liabilities                                               2,842,216           2,467,598
                                                                           ------------        ------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                              25,003              26,727

PARTNERS' CAPITAL:
   Series A Preferred Units, 8,000,000 Units issued and outstanding
     at September 30, 1999 and December 31, 1998                                200,000             200,000
   Units of Partnership Interests, 66,353,708 and 68,823,252 issued and outstanding at September 30, 1999 and December 31, 1998, respectively:
     General partner -- outstanding 599,492 and 622,777                           1,315               3,815
     Limited partners' -- outstanding 65,754,216 and 68,200,475               1,979,493           2,352,846
   Accumulated other comprehensive income                                        12,558              (5,037)
                                                                           ------------        ------------
              Total partners' capital                                         2,193,366           2,551,624
                                                                           ------------        ------------
              Total liabilities and partners' capital                      $  5,060,585        $  5,045,949
                                                                           ============        ============


   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                        FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                   -----------------------------     -----------------------------
                                                            (UNAUDITED)                       (UNAUDITED)
                                                       1999             1998             1999             1998
                                                   ------------     ------------     ------------     ------------
REVENUES:
    Office and retail properties                   $    153,012     $    146,037     $    458,747     $    409,937
    Hotel properties                                     16,999           12,798           48,510           38,350
    Behavioral healthcare properties                      8,634           13,824           36,282           41,471
    Interest and other income                             6,880            7,134           20,130           20,288
                                                   ------------     ------------     ------------     ------------
      Total revenues                                    185,525          179,793          563,669          510,046
                                                   ------------     ------------     ------------     ------------

EXPENSES:
    Real estate taxes                                    21,169           18,531           64,369           51,937
    Repairs and maintenance                              10,421           10,379           32,113           28,181
    Other rental property operating                      32,504           33,338           97,614           93,003
    Corporate general and administrative                  4,083            4,335           12,013           11,036
    Interest expense                                     51,084           37,940          138,482          110,067
    Amortization of deferred financing costs              2,033            1,944            7,857            4,194
    Depreciation and amortization                        30,344           29,770           97,001           84,602
    Settlement of merger dispute                           --               --             15,000             --
    Impairment and other charges related to the
         behavioral healthcare assets                   162,038             --            162,038             --
    Write-off of costs associated with
         unsuccessful acquisitions                         --             18,435             --             18,435
                                                   ------------     ------------     ------------     ------------
      Total expenses                                    313,676          154,672          626,487          401,455
                                                   ------------     ------------     ------------     ------------

      Operating income (loss)                          (128,151)          25,121          (62,818)         108,591

OTHER INCOME AND EXPENSE:
    Equity in net income of unconsolidated
        companies
        Office and retail properties                      3,778             (318)           5,734              511
        Refrigerated storage properties                   1,746              484           11,476           (1,032)
        Residential development properties                7,944            8,265           30,988           20,914
        Other                                             1,367              822            2,277              822
                                                   ------------     ------------     ------------     ------------
             Total other income and expense              14,835            9,253           50,475           21,215
                                                   ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS:               (113,316)          34,374          (12,343)         129,806
    Minority interests                                     (253)            (200)            (737)          (1,006)
                                                   ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                      (113,569)          34,174          (13,080)         128,800

PREFERRED UNIT DIVIDENDS                                 (3,375)          (3,375)         (10,125)          (8,325)
FORWARD SHARE PURCHASE
  AGREEMENT RETURN                                         --               --             (4,317)            --
                                                   ------------     ------------     ------------     ------------

NET INCOME (LOSS) AVAILABLE TO PARTNERS            $   (116,944)    $     30,799     $    (27,522)    $    120,475
                                                   ============     ============     ============     ============

PER UNIT DATA:
    Net Income (Loss) - Basic                      $      (1.76)    $       0.46     $      (0.40)    $       1.82
                                                   ============     ============     ============     ============
    Net Income (Loss) - Diluted                    $      (1.76)    $       0.42     $      (0.40)    $       1.72
                                                   ============     ============     ============     ============


W. AVE. UNIT OF PART. INT. - BASIC                   66,353,580       66,981,932       68,281,071       66,305,338
                                                   ============     ============     ============     ============

W. AVE. UNIT OF PART. INT. - DILUTED                 67,047,017       73,658,148       69,414,910       70,057,767
                                                   ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  ACCUMULATED
                                                   PREFERRED       GENERAL         LIMITED           OTHER           TOTAL
                                                   PARTNERS'      PARTNER'S       PARTNERS'      COMPREHENSIVE     PARTNERS'
                                                    CAPITAL        CAPITAL         CAPITAL          INCOME          CAPITAL
                                                  -----------    -----------     -----------     -------------    -----------
Partners' capital, December 31, 1998              $   200,000    $     3,815     $ 2,352,846     $     (5,037)    $ 2,551,624

Contributions                                            --             --            23,572             --            23,572
Settlement of Forward Share Purchase Agreement           --             --          (149,384)            --          (149,384)
Distributions                                            --           (2,268)       (224,568)            --          (226,836)
Net income                                               --             (232)        (22,973)            --           (23,205)
Accumulated other comprehensive income                   --             --              --             17,595          17,595
                                                  -----------    -----------     -----------     ------------     -----------

Partners' capital, September 30, 1999             $   200,000    $     1,315     $ 1,979,493     $     12,558     $ 2,193,366
                                                  ===========    ===========     ===========     ============     ===========



   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                          ----------------------------
                                                                                  (UNAUDITED)
                                                                             1999              1998
                                                                          ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $  (13,080)       $  128,800
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                         104,858            88,796
       Impairment charge related to the
          behavioral healthcare real estate assets                           103,773              --
       Minority interests                                                        737             1,006
       Non-cash compensation                                                     101               155
       Distributions received in excess of equity in earnings
         from unconsolidated companies                                          --              11,804
       Equity in earnings in excess of distributions received
         from unconsolidated companies                                       (17,985)             --
       (Increase) decrease in accounts receivable                             (1,578)            5,248
       Decrease (increase) in deferred rent receivable                         5,098           (23,795)
       Decrease (increase) in other assets                                    33,731           (21,556)
       (Increase) decrease in restricted cash and cash equivalents            (1,559)            4,560
       Increase (decrease) in accounts payable, accrued
          expenses and other liabilities                                      10,647           (13,598)
                                                                          ----------        ----------
            Net cash provided by operating activities                        224,743           181,420
                                                                          ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of investment properties                                     --            (527,076)
       Development of investment properties                                   (5,961)          (14,796)
       Capital expenditures - rental properties                              (22,945)          (35,073)
       Tenant improvement and leasing costs - rental properties              (39,098)          (53,700)
       Increase in restricted cash and cash equivalents                      (27,819)             (548)
       Investment in unconsolidated companies                               (115,875)         (137,702)
       Investment in residential development companies                       (38,624)           17,242
       Escrow deposits - acquisition of investment properties                   --               5,360
       Decrease (increase) in notes receivable                                   900           (15,537)
                                                                          ----------        ----------
            Net cash used in investing activities                           (249,422)         (761,830)
                                                                          ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt financing costs                                                  (14,054)           (3,436)
       Borrowings under credit facility                                       51,920           672,150
       Payments under credit facility                                       (126,920)         (272,150)
       Debt proceeds                                                         890,000           158,100
       Debt payments                                                        (451,029)         (250,903)
       Capital distributions - joint venture partner                          (2,461)           (2,343)
       Capital contributions to the Operating Partnership                     17,949           460,570
       Settlement of Forward Share Purchase Agreement                       (149,384)             --
       Distributions from the Operating Partnership                         (235,428)         (158,237)
                                                                          ----------        ----------
            Net cash (used in) provided by financing activities              (19,407)          603,751
                                                                          ----------        ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (44,086)           23,341
CASH AND CASH EQUIVALENTS,
       Beginning of period                                                   109,828            66,063
                                                                          ----------        ----------
CASH AND CASH EQUIVALENTS,
       End of period                                                      $   65,742        $   89,404
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

         All of the limited partners of the Operating Partnership other than the Company own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximately 89% limited partner interest has been treated as equivalent, for purposes of this report, to 59,349,692 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,404,524 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 599,492 units.

SEGMENTS

         As of September 30, 1999, the Operating Partnership's assets and operations were composed of five major industry segments:

         o        Office and Retail Segment;

         o        Hospitality Segment;

         o        Residential Development Segment;

         o        Refrigerated Storage Segment; and

         o        Behavioral Healthcare Segment.

         Within these segments, the Operating Partnership owned directly or indirectly the following real estate assets (the "Properties") as of September 30, 1999:

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

         o HOSPITALITY SEGMENT consists of eight full service hotels with a total of 2,674 rooms and two destination health and fitness resorts that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties"). All Hotel Properties, except the Omni Austin Hotel, are leased to subsidiaries of Crescent Operating, Inc. ("COI"). The Omni Austin Hotel is leased to an unrelated third party.

         o RESIDENTIAL DEVELOPMENT SEGMENT consists of the Operating Partnership's ownership of real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own 15 residential development properties (collectively referred to as the "Residential Development Properties").

         o REFRIGERATED STORAGE SEGMENT consists of the Operating Partnership's indirect 39.6% interest in three partnerships (collectively referred to as the "Refrigerated Storage Partnerships"), each of which owns one or more corporations or limited liability companies (collectively referred to as the "Refrigerated Storage Corporations") which, as of September 30, 1999, directly or indirectly owned 89 refrigerated storage properties (collectively referred to as the "Refrigerated Storage Properties") with an aggregate of approximately 428.3 million cubic feet (17.0 million square feet).

         o BEHAVIORAL HEALTHCARE SEGMENT consists of 87 properties in 25 states (collectively referred to as the "Behavioral Healthcare Properties") that are leased to Charter Behavioral Health Systems, LLC ("CBHS"). CBHS was formed to operate the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan Health Services, Inc. ("Magellan") and 90% by COI and an affiliate of COI. See Note 13. CBHS Recapitalization and Strategy for a description of the current status of the Operating Partnership's lease with CBHS.

         The Company owns its assets and carries on its operation and other activities through the Operating Partnership and its other subsidiaries. The limited partnership agreement of the Operating Partnership acknowledges that all of the Company's operating expenses are incurred for the benefit of the Operating Partnership and provides that the Operating Partnership shall reimburse the Company for all such expenses. Accordingly, expenses of the Company are reimbursed by the Operating Partnership.

See Note 6. Segment Reporting for a table showing revenues and funds from operations for each of these industry segments for the three and nine months ended September 30, 1999 and 1998 and identifiable assets for each of these industry segments at September 30, 1999 and 1998.

The following table shows, by entity, the Properties the Operating Partnership and subsidiaries owned as of September 30, 1999:

Operating Partnership:       62 Office Properties, six Hotel Properties and five
                             Retail Properties

Crescent Real Estate         The Aberdeen, The Avallon, Caltex House, The
Funding I, L.P.:             Citadel, The Crescent Atrium, The Crescent Office
("Funding I")                Towers, Regency Plaza One, UPR Plaza and Waterside
                             Commons


Crescent Real Estate         Albuquerque Plaza, Barton Oaks Plaza One, Briargate
Funding II, L.P.:            Office and Research Center, Hyatt Regency
("Funding II")               Albuquerque, Hyatt Regency Beaver Creek, Las
                             Colinas Plaza, Liberty Plaza I & II, MacArthur
                             Center I & II, Ptarmigan Place, Stanford Corporate
                             Centre, Two Renaissance Square and 12404 Park
                             Central

Crescent Real Estate         Greenway Plaza Portfolio(1)
Funding III, IV and V, L.P.:
("Funding III, IV and V")

Crescent Real Estate         Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate         Behavioral Healthcare Properties
Funding VII, L.P."
("Funding VII")

----------

(1) Funding III owns the Greenway Plaza Portfolio (inclusive of one Hotel Property), except for the central heated and chilled water plant building and Coastal Tower Office Property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments and the impairment and other charges associated with the Behavioral Healthcare Segment - see Note 13. CBHS Recapitalization and Strategy for a description of these charges) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Operating Partnership's Form 10-K for the year ended December 31, 1998.

         Certain previously reported amounts have been reclassified to conform with the current presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Operating Partnership has elected to implement SFAS No. 133 in the third quarter of 1999; however, this early implementation had no material impact on the Operating Partnership's financial statements for the three or nine months ended September 30, 1999 or 1998.

3.   PROPERTIES HELD FOR DISPOSITION:

         In pursuit of management's objective to dispose of non-strategic or non-core assets, the Operating Partnership is actively marketing for sale its wholly-owned interests in 12 Office Properties, which are currently included in the Net Investment in Real Estate of $3,605,090. Eight of the properties are located in Dallas, Texas, two are located in New Orleans, Louisiana, one is located in Denver, Colorado and one is located in Omaha, Nebraska. During the third quarter of 1999, bids were received on these properties either individually or in various combinations. Management is currently in the process of evaluating the bids to determine their economic viability as well as the credit-worthiness of the potential purchasers and their ability to close the transactions. The disposition of these properties remains subject to the negotiation of acceptable terms and other customary conditions once one or more purchasers have been selected. The Operating Partnership anticipates completing any economically justified sales of these Office Properties to one or more buyers in the fourth quarter of 1999 or the first quarter of 2000.

         The following table summarizes the condensed results of operations for the nine months ended September 30, 1999 and 1998 for the 12 Office Properties held for disposition. These properties are classified as held for sale, and depreciation expense has not been recognized since June 30, 1999.

                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------
                                                 1999              1998
                                              ----------        ----------
Revenue                                       $   33,211        $   32,980
Operating Expenses                                15,394            14,174
                                              ----------        ----------

Net Operating Income                          $   17,817        $   18,806
                                              ==========        ==========

         The Operating Partnership does not intend to sell these Office Properties at prices below management's assessment of fair value, which exceeds the net book value of these Office Properties at September 30, 1999. Additionally, there is not expected to be any impairment to the portfolio of real estate assets remaining as a result of any sale of these Office Properties.

4.   EARNINGS PER UNIT OF PARTNERSHIP INTEREST:

         SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution, while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------------------------------------------------
                                                      1999                                  1998
                                                   ---------                              ---------
                                                   Wtd. Avg.    Per Unit                  Wtd. Avg.    Per Unit
                                    (Loss)          Units        Amount        Income       Units       Amount
                                   ---------       ---------    --------      --------    ---------    --------
Basic EPS -
Net income (loss) available
   to partners.................    $(116,944)       66,354       $ (1.76)     $ 30,799      66,982      $  0.46
                                                                 =======                                =======

Effect of dilutive securities:
   Unit options................         --             693                        --         1,783

Assumed conversion of
   preferred units.............         --            --                          --         4,155

Additional units obligation
   relating to:
   Forward Share Purchase
   Agreement ..................         --            --                          --           374

   Equity swap agreement.......         --            --                          --           364
                                   ---------        ------       -------      --------      ------      -------

Diluted EPS -
Net income (loss) available
   to partners.................    $(116,944)       67,047       $ (1.76)(1)  $ 30,799      73,658      $  0.42
                                   =========        ======       ======= ==   ========      ======      =======

                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------------------------------------------------
                                                      1999                                  1998
                                                   ---------                              ---------
                                                   Wtd. Avg.    Per Share                 Wtd. Avg.    Per Unit
                                    (Loss)          Units        Amount        Income       Units       Amount
                                   ---------       ---------    ---------     --------    ---------    --------
Basic EPS -
Net income (loss) available
   to partners.................    $ (27,522)       68,281       $  (0.40)    $120,475       66,305    $   1.82
                                                                 ========                              ========

Effect of dilutive securities:
   Unit options................        --              938                        --          2,122

Assumed conversion of
   preferred units.............        --             --                          --          1,385

Additional units obligation
   relating to:
   Forward Share Purchase
   Agreement ..................        --              196                        --            125

   Equity swap agreement.......        --             --                          --            121
                                   ---------        ------       --------     --------      -------    --------

Diluted EPS -
Net income (loss) available
   to partners.................    $ (27,522)       69,415       $  (0.40)(1) $120,475       70,058    $   1.72
                                   =========        ======       ========     ========      =======    ========

----------
(1) Diluted earnings per share does not recalculate from amounts shown for the three and nine months ended September 30, 1999. The unit options and the additional units relating to the Forward Share Purchase Agreement shown for the three and nine months ended September 30, 1999 are typically dilutive by nature; however, due to the net losses for the 1999 reporting periods, these items are antidilutive with respect to the net losses per share.

         The effect of the conversion of the Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the three or nine months ended September 30, 1999 or 1998 since the effect of their conversion is antidilutive.

5.   SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

                                                                 FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                             ---------------------------
                                                                1999             1998
                                                             ----------       ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid .............................................. $  144,086       $  110,067

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Issuance of Operating Partnership units in conjunction
    with settlement of an obligation .......................      1,786            8,522
Issuance of Operating Partnership units in conjunction
    with investments .......................................       --             11,450
Unit obligation in conjunction with an
    investment .............................................       --             21,000
Mortgage note assumed in conjunction with property
   acquisitions ............................................       --             46,934
Debt incurred in conjunction with the termination of
    equity swap agreement ..................................       --            209,299
Acquisition of partnership interests .......................      3,774             --
Unrealized gain on available-for-sale securities ...........     10,003            9,132
Forward Share Purchase Agreement Return ....................      4,317             --
Impairment and other charges related to the
     behavioral healthcare assets ..........................    162,038             --

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

                  o excluding adjustments not of a normal or recurring nature;

                  o plus depreciation and amortization of real estate assets; and

                  o after adjustments for unconsolidated partnerships and joint ventures;

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

         Selected financial information related to each operating segment for the three and nine months ended September 30, 1999 and 1998 is presented below.

                                                                    FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                                    --------------------------   -------------------------
                                                                         1999          1998         1999          1998
                                                                      ---------     ---------     ---------     ---------
REVENUES:
     Office and Retail Segment                                        $ 153,012     $ 146,037     $ 458,747     $ 409,937
     Hospitality Segment                                                 16,999        12,798        48,510        38,350
     Behavioral Healthcare Segment                                        8,634        13,824        36,282        41,471
     Refrigerated Storage Segment                                          --            --            --            --
     Residential Development Segment                                       --            --            --            --
     Corporate and other                                                  6,880         7,134        20,130        20,288
                                                                      ---------     ---------     ---------     ---------
     TOTAL CONSOLIDATED REVENUE                                       $ 185,525     $ 179,793     $ 563,669     $ 510,046
                                                                      =========     =========     =========     =========

FUNDS FROM OPERATIONS:
     Office and Retail Segment                                        $  91,916     $  85,121     $ 273,395     $ 241,237
     Hospitality Segment                                                 16,564        12,567        47,658        37,677
     Behavioral Healthcare Segment                                      (16,969)       13,824        10,679        41,471
     Refrigerated Storage Segment                                         6,791         7,729        24,279        19,267
     Residential Development Segment                                     11,401        12,449        45,739        36,537
     Corporate and other adjustments:
         Corporate general & administrative                              (4,083)       (4,335)      (12,013)      (11,036)
         Interest expense                                               (51,084)      (37,940)     (138,482)     (110,067)
         Preferred share dividends                                       (3,375)       (3,375)      (10,125)       (8,325)
         Other                                                            6,036         5,635        13,410        15,803
                                                                      ---------     ---------     ---------     ---------
     TOTAL FUNDS FROM OPERATIONS                                      $  57,197     $  91,675     $ 254,540     $ 262,564
                                                                      ---------     ---------     ---------     ---------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO CONSOLIDATED
NET INCOME (LOSS) AFTER MINORITY INTEREST:
      Depreciation and amortization of real estate
          assets                                                      $ (29,516)    $ (29,204)    $ (94,542)    $ (82,919)
      Settlement of merger dispute                                         --            --         (15,000)         --
      Impairment and other charges related to the behavioral
           healthcare assets                                           (136,435)         --        (136,435)         --
      Write-off of costs associated with unsuccessful acquisitions         --         (18,435)         --         (18,435)
      Adjustment for investments in real estate
          mortgages and equity of unconsolidated  companies:
          Office and Retail Segment                                         751        (1,808)       (3,603)       (4,813)
          Refrigerated Storage Segment                                   (5,045)       (7,245)      (12,803)      (20,299)
          Residential Development Segment                                (3,457)       (4,184)      (14,751)      (15,623)
          Other                                                            (439)         --            (611)         --
      Preferred share dividends                                           3,375         3,375        10,125         8,325
                                                                      ---------     ---------     ---------     ---------
      CONSOLIDATED NET INCOME (LOSS)                                  $(113,569)    $  34,174     $ (13,080)    $ 128,800
                                                                      =========     =========     =========     =========

EQUITY IN NET INCOME OF UNCONSOLIDATED
       COMPANIES:
      Office and Retail Segment                                       $   3,778     $    (318)    $   5,734     $     511
      Hospitality Segment                                                  --            --            --            --
      Behavioral Healthcare Segment                                        --            --            --            --
      Refrigerated Storage Segment                                        1,746           484        11,476        (1,032)
      Residential Development Segment                                     7,944         8,265        30,988        20,914
      Other                                                               1,367           822         2,277           822
                                                                      ---------     ---------     ---------     ---------
      TOTAL EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES          $  14,835     $   9,253     $  50,475     $  21,215
                                                                      =========     =========     =========     =========

                                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                                        1999           1998
                                                                    -------------  -------------
IDENTIFIABLE ASSETS:
      Office and Retail Segment                                       $3,292,500    $3,202,220
      Hospitality Segment                                                472,114       441,674
      Behavioral Healthcare Segment                                      245,033       388,993
      Refrigerated Storage Segment                                       289,463       275,192
      Residential Development Segment                                    332,758       312,617
      Other                                                              428,717       363,932
                                                                      ----------    ----------
      TOTAL IDENTIFIABLE ASSETS                                       $5,060,585    $4,984,628
                                                                      ==========    ==========

         At September 30, 1999, COI and CBHS are the Operating Partnership's two largest lessees in terms of total consolidated rental revenues derived from leases. Total rental revenues from COI and total cash rental revenues from CBHS for the nine months ended September 30, 1999 were approximately 8% and 5% respectively, of the Operating Partnership's total consolidated rental revenues. COI was the lessee for nine of the Hotel Properties for the nine months ended September 30, 1999, and CBHS was the sole lessee of the Behavioral Healthcare Properties during that period. See Note 13. CBHS Recapitalization and Strategy.

         See Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies for a description of the sole lessee of the Refrigerated Storage Properties.

7.  INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

        The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies:

                                                                                       COMPANY'S OWNERSHIP
                ENTITY                                 CLASSIFICATIONS              AS OF SEPTEMBER 30, 1999
---------------------------------------     ------------------------------------    ------------------------
Desert Mountain Development Corporation     Residential Development Corporation                95%(1)
Houston Area Development Corp.              Residential Development Corporation                94%(1)
The Woodlands Land Company, Inc.            Residential Development Corporation                95%(1)
Crescent Development Management Corp.       Residential Development Corporation                90%(1)
Mira Vista Development Corp.                Residential Development Corporation                94%(1)
Crescent CS Holdings Corp.                          Crescent Subsidiary                        99%(2)
Crescent CS Holdings II Corp.                       Crescent Subsidiary                        99%(2)
The Woodlands Commercial                         Office and Retail (various
    Properties Company, L.P.                     commercial properties)(3)                   42.5%
Main Street Partners, L.P.                   Office and Retail (office property-               50%
                                                      Bank One Center)
DBL Holdings, Inc.                                         Other(4)                            95%
Metropolitan Partners, LLC                                 Other                                  (5)
CRL Investments, Inc.                                       Other                              95%

----------
(1) See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.
(2) The Crescent Subsidiaries have a 40% interest in each of the Refrigerated Storage Partnerships. Accordingly, each of the Crescent Subsidiaries has an indirect 40% interest in the Refrigerated Storage Properties.
(3) See "Office and Retail Segment" section below for more information regarding certain commercial property assets that the Operating Partnership intends to sell.
(4) See Note 14. Disposition for more information regarding certain interests that the Operating Partnership has sold.
(5) See "Other" section below for a description of the Operating Partnership's investment in Metropolitan Partners, LLC.

RESIDENTIAL DEVELOPMENT SEGMENT

         On April 29, 1999, a partnership in which Crescent Development Management Corp. ("CDMC") has a 64% economic interest finalized the purchase of Riverfront Plaza (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25,000. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres are expected to be commercially developed by another firm, providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage is in close proximity to several major entertainment and recreational facilities including Coors Field (home to the Major League's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

REFRIGERATED STORAGE SEGMENT

         As of September 30, 1999, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly own the real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by a recently formed partnership (the "Refrigerated Storage Operating Partnership"), owned 60% by Vornado Operating L.P. and 40% by a subsidiary of

COI, in which the Operating Partnership has no interest. The Operating Partnership holds an indirect 39.6% interest in the Refrigerated Storage Partnerships and COI holds an indirect 0.4% interest in the Refrigerated Storage Partnerships. COI has an option to require the Operating Partnership to purchase COI's remaining 1% interest in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Company, adversely affect the status of Crescent Equities as a REIT, for an aggregate price, payable by the Operating Partnership, of approximately $3,300.

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

OFFICE AND RETAIL SEGMENT

         The Woodlands Commercial Properties Company, L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain commercial property assets (multi-family, retail and office/venture tech) in The Woodlands. As of September 30, 1999, the multi-family portfolio had been sold. The sale of the retail portfolio, including the Operating Partnership's four Retail Properties, located in The Woodlands, is expected to close during the fourth quarter of 1999. The sale of the office/venture tech portfolio including the Operating Partnership's 12 Office Properties located in The Woodlands, is expected to close during the first quarter of 2000.

OTHER

         On December 8, 1998, Tower Realty Trust ("Tower"), Reckson Associates Realty Corporation ("Reckson"), and Metropolitan Partners, LLC ("Metropolitan") entered into a revised agreement and plan of merger that superseded the merger agreement to which the Company was a party. Under the revised agreement, Metropolitan agreed to acquire Tower for a combination of cash and Reckson exchangeable Class B common shares. The Operating Partnership, Reckson and Metropolitan agreed that the Operating Partnership's investment in Metropolitan would be an $85,000 preferred member interest in Metropolitan. In connection with the revised agreement, the Operating Partnership contributed $10,000 of the $85,000 required capital contribution to Metropolitan in December 1998 and contributed the remaining $75,000 to Metropolitan upon satisfaction of all of the conditions to the funding on May 19, 1999. The Operating Partnership's $85,000 preferred member interest in Metropolitan at September 30, 1999 would equate to an approximate 20% equity interest.

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

         The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Refrigerated Storage Corporations," "Office and Retail" and "Other," as applicable, as of September 30, 1999.

BALANCE SHEETS AT SEPTEMBER 30, 1999:

                                                   RESIDENTIAL    REFRIGERATED
                                                   DEVELOPMENT      STORAGE        OFFICE AND
                                                  CORPORATIONS    CORPORATIONS       RETAIL           OTHER
                                                  ------------    ------------    ------------    ------------
    Real estate, net .........................    $    708,850    $  1,305,997    $    427,283
    Cash .....................................          23,141           8,649          57,102
    Other assets .............................         192,648         186,128          43,179
                                                  ------------    ------------    ------------
        Total assets .........................    $    924,639    $  1,500,774    $    527,564
                                                  ============    ============    ============

    Notes payable ............................    $    321,230    $    585,068    $    273,234
    Notes payable to the Operating
    Partnership ..............................         176,645           5,333            --
    Other liabilities ........................         195,574         178,387          20,054
    Equity ...................................         231,190         731,986         234,276
                                                  ------------    ------------    ------------
         Total liabilities and equity ........    $    924,639    $  1,500,774    $    527,564
                                                  ============    ============    ============

    Operating Partnership's share of
    unconsolidated debt ......................    $    216,120    $    231,687    $    127,749
                                                  ============    ============    ============

    Operating Partnership's investments in
    real estate mortgages and equity of
    unconsolidated companies .................    $    332,757    $    289,463    $    138,473    $    159,628
                                                  ============    ============    ============    ============

SUMMARY STATEMENTS OF OPERATIONS:

                                                                   FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 1999
                                                  -------------------------------------------------------------
                                                   RESIDENTIAL    REFRIGERATED
                                                   DEVELOPMENT       STORAGE       OFFICE AND
                                                  CORPORATIONS    CORPORATIONS       RETAIL          OTHER
                                                  ------------    ------------    ------------    ------------
    Total revenues ...........................    $    334,714    $    213,405     $    59,997
    Expenses:
       Operating expense .....................         259,095         108,398          19,051
       Interest expense ......................           2,762          34,166          13,774
       Depreciation and amortization .........           8,406          41,212          13,580
       Taxes .................................          15,484          (3,488)           --
                                                  ------------    ------------    ------------
     Total expenses ..........................         285,747         180,288          46,405
                                                  ------------    ------------    ------------

    Net income ...............................    $     48,967    $     33,117    $     13,592
                                                  ============    ============    ============

Operating Partnership's equity in net income
       of unconsolidated companies ...........    $     30,988    $     11,476     $      5,734    $      2,277
                                                  ============    ============     ============    ============

8.  NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

The following is a summary of the Operating Partnership's debt financing at September 30, 1999:

                                                                                                       BALANCE AT
                                                                                                      SEPTEMBER 30,
                                                                                                          1999
                                                                                                      -------------
SECURED DEBT

BankBoston, N.A. ("BankBoston") Term Note due October 30, 2001, bears interest at the
Eurodollar rate plus 325 basis points or the Base Rate (as defined in the Term Note
Agreement) plus 100 basis points (at September 30, 1999, the rate was 8.63% based on the
Eurodollar rate) with a three-year interest-only term, secured by Greenway I and IA, Four
Westlake Park, Washington Harbour, Bank One Tower, Frost Bank Plaza, Central Park Plaza, 3333
Lee Parkway, The Addison and Reverchon Plaza Office Properties....................................      $320,000

AEGON Note due July 1, 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule(1) , secured by the Funding III, IV and V
Properties........................................................................................       279,362

LaSalle Note I bears interest at 7.83% with an initial seven-year interest-only term (through
August 2002), followed by principal amortization based on a 25-year amortization schedule
through maturity in August 2027(2), secured by the Funding I Properties...........................       239,000

BankBoston Mezzanine Loan due September 13, 2003, bears interest at the 30-day LIBOR rate plus
325 basis points (at September 30, 1999, the interest rate was 8.69%)(3) with a four-year
interest only term, secured by equity interests in Funding I and II...............................       200,000

JP Morgan Mortgage Note due September 15, 2006, bears interest at a fixed rate of 8.31% with a two-year interest-only term(4), secured by the Houston Center mixed-use Office Property
complex...........................................................................................       200,000

LaSalle Note II bears interest at 7.79% with an initial seven-year interest-only term
(through March 2003), followed by principal amortization based on a 25-year amortization
schedule through maturity in March 2028(5), secured by the Funding II Properties..................       161,000

SFT Whole Loans, Inc. ("SFT") Note due September 30, 2001, bears interest at 30-day LIBOR plus an average rate of 1.75% (at September 30, 1999, the rate was 7.15%) with an
interest-only term, secured by the Fountain Place Office Property.................................        97,123

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by
the  MCI Tower Office Property and Denver Marriott City Center Hotel Property.....................        63,500

Metropolitan Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Energy Centre Office
Property..........................................................................................        43,813

Metropolitan Life Note III due December 1999, bears interest at 7.74% with an interest-only
term, secured by the Datran Center Office Property................................................        40,000

Northwestern Note due January 2004, bears interest at 7.65% with an interest-only term, secured
by the 301 Congress Avenue Office Property........................................................        26,000

                                                                                                       BALANCE AT
                                                                                                     SEPTEMBER 30,
                                                                                                          1999
                                                                                                      -------------
Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The Woodlands
Office Properties.................................................................................         11,543

Nomura Funding VI Note bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in July 2020(6), secured by the
Funding VI Property...............................................................................          8,510

Metropolitan Life Note IV due December 1999, bears interest at 7.11% with monthly principal and interest payments based on a 15-year amortization schedule, secured by the Datran Center Office
Property..........................................................................................          6,537

Rigney Note due June 2012, bears interest at 8.50% with quarterly principal and interest
payments based on a 15-year amortization schedule, secured by a parcel of land....................            739

UNSECURED DEBT

Line of Credit with BankBoston ("Credit Facility") (see description of Credit Facility below).....        585,000

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
September 2007(7).................................................................................        250,000

2002 Notes bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
September 2002(7).................................................................................        150,000
                                                                                                      -----------

     Total Notes Payable..........................................................................    $ 2,682,127
                                                                                                      ===========

----------
(1) The outstanding principal balance at maturity of this note will be approximately $223,000.
(2) In August 2007, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August
         2007) by making a final payment of approximately $220,000.
(3) The Operating Partnership entered into the Mezzanine Loan on September 14, 1999. This loan is secured by partnership interests in two pools of underleveraged assets. The proceeds were used to pay-off the $150,000 BankBoston Bridge Loan and pay-down $50,000 of the BankBoston Credit Facility. The Operating Partnership entered into a four-year $200,000 interest rate swap agreement effective September 1, 1999 with Salomon Brothers Holding Company, Inc. in a separate transaction related to the BankBoston Mezzanine Loan. Pursuant to this agreement, the Operating Partnership will pay Salomon Brothers Holding Company, Inc. on a quarterly basis a 6.183% fixed interest rate and Salomon Brothers Holdings Company, Inc. will pay the Operating Partnership a floating 90-day LIBOR rate based on the same quarterly reset dates.
(4) On September 15, 1999, the Operating Partnership refinanced the $184,299 Salomon Brothers Realty Corp. Note with this note. The additional proceeds of $15,701 were used to pay-down the BankBoston Credit Facility. The refinancing did not include the Four Seasons Hotel that had served as partial collateral for the Salomon Brothers Realty Corp. Note.
(5) In March 2006, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March
         2006) by making a final payment of approximately $154,000.
(6) The Operating Partnership has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date.
(7) The notes were issued in an offering registered with the Securities and Exchange Commission ("SEC").

         Below are the aggregate principal amounts due under the Credit Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

                                                         SECURED            UNSECURED             TOTAL
                                                      --------------     ----------------     --------------
                  (in thousands)
         1999................................         $      47,843      $        --          $     47,843
         2000................................                 5,431            585,000             590,431
         2001................................               444,509               --               444,509
         2002................................               104,991            150,000             254,991
         2003................................               314,894               --               314,894
         Thereafter..........................               779,459             250,000          1,029,459
                                                      -------------      --------------       ------------
                                                      $   1,697,127      $      985,000       $  2,682,127
                                                      =============      ==============       ============

         The Operating Partnership has approximately $47,843 of secured debt expiring during the remainder of 1999, consisting primarily of two components. The first component is $40,000 due under the Metropolitan Life Note III which matures in December 1999. The Operating Partnership anticipates modifying and extending the existing loan at $40,350 for six years at a fixed-rate of 8.49% by December 1, 1999. The second component is $6,537 due under the Metropolitan Life
Note IV which matures in December 1999. This amount is expected to be paid-off at maturity with cash from operations.

CREDIT FACILITY

         On June 30, 1998, the Credit Facility was increased to $850,000 (currently limited to $750,000 of borrowing capacity, subject to increase based upon certain events) to enhance the Operating Partnership's financial flexibility in making new real estate investments. The interest rate on advances under the Credit Facility is the Eurodollar rate plus 137 basis points. As of September 30, 1999, the interest rate was 6.78%. The Credit Facility is unsecured and expires in June 2000. In connection with the refinancing of a BankBoston term note, the Operating Partnership used $90,000 of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the Credit Facility. As a result, the Operating Partnership's borrowing capacity under the Credit Facility is currently limited to $660,000. The Credit Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Operating Partnership has entered into an agreement with its lender group to amend the Credit Facility to (i) provide for a reduction in the rent coverage level for CBHS, effective as of June 30, 1999, (ii) reduce the Operating Partnership's reliance on the CBHS assets as support for the Credit Facility through a combination of the payment of certain amounts outstanding under the Credit Facility and the provision of substitute value to support the Credit Facility and (iii) provide for a decrease in the size of the Credit Facility. In accordance with this agreement, payments totaling $75,000 were made during the third quarter of 1999. The Operating Partnership expects to make subsequent payments totaling approximately $75,000 during the fourth quarter of 1999, expected to be funded with proceeds from asset sales and the cash flow provided by operating activities. The Operating Partnership was in compliance with the financial covenants related to the Credit Facility as amended for the September 30, 1999 reporting period.

9.  SETTLEMENT OF MERGER DISPUTE:

STATION CASINOS, INC. ("STATION")

         As of April 14, 1999, the Company and Station entered into a settlement agreement for the mutual settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station, which the Company terminated in August 1998. As part of the settlement agreement, the Company paid $15,000 to Station on April 22, 1999.

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

SHARE REPURCHASE

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of its outstanding common shares from time to time in the open market or through privately negotiated transactions, in an amount not to exceed $500,000. The proposed repurchases will be subject to prevailing market conditions and other considerations. The repurchase of common shares by the Company would decrease the Company's limited partner interest, which would result in an increase of net income per unit and net book value per unit.

         The Company expects the share repurchase program to be funded through a combination of asset sales and financing arrangements, which, in some cases, may be secured by the repurchased shares. The amount of shares that the Company actually will purchase will be determined from time to time, in its reasonable judgement, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of shares actually will be purchased within any particular time period.

DISTRIBUTIONS

Units

         On February 17, 1999, the Operating Partnership paid a distribution of $75,707, or $1.10 per unit, to holders of record on January 27, 1999. The distribution represented an annualized distribution of $4.40 per unit.

         On May 18, 1999, the Operating Partnership paid a distribution of $76,494, or $1.10 per unit, to holders of record on April 27, 1999. The distribution represented an annualized distribution of $4.40 per unit.

         On August 17, 1999, the Operating Partnership paid a distribution of $72,952, or $1.10 per unit, to holders of record on July 27, 1999. The distribution represents an annualized distribution of $4.40 per unit.

         On October 8, 1999, the Operating Partnership declared a distribution of $72,992, or $1.10 per unit, to holders of record on October 26, 1999. The distribution represents an annualized distribution of $4.40 per unit and is payable on November 16, 1999.

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

         On August 16, 1999, the Operating Partnership paid a distribution on its Series A Preferred Units of $3,375, or $.422 per preferred unit, to the Company, which was the sole holder of record on July 30, 1999. The distribution represents an annualized distribution of $1.69 per preferred unit.

         On October 8, 1999, the Operating Partnership declared a distribution on its Series A preferred units of $3,375, or $.422 per preferred unit, to the Company, which was the sole holder of record on October 29, 1999. The distribution represents an annualized distribution of $1.69 per preferred unit and is payable on November 15, 1999.

         Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of the two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the three months ended September 30, 1999, there were 226,914 units exchanged for 453,828 common shares of the Company.

12.  RELATED PARTY INVESTMENT:

         On June 9, 1999, the Operating Partnership, upon the approval of the independent members of the Board of Trust Managers of the Company contributed approximately $17,000 of a $25,000 commitment to DBL Holdings, Inc. ("DBL"). Additionally, in the third quarter, the Operating Partnership funded approximately $4,000 of this commitment. The Operating Partnership has a 95% non-voting interest in DBL. At September 30, 1999, DBL's primary holdings consisted of the limited partner interest in the partnership that has equity and debt interests in the Dallas Mavericks, interests in the new Dallas sports arena development and surrounding mixed-use development projects. See Note 14. Disposition regarding the subsequent sale of the Operating Partnership's equity and debt interests in the Dallas Mavericks.

         The contribution was used by DBL to invest in DBL-ABC, Inc., which, in turn, acquired a limited partnership interest of 12.5% in the G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff Moore Strategic Partners, LP ("GMSP") and GMAC Commercial Mortgage Corporation. John Goff, Vice-Chairman of the Board of Trust

Managers and President and Chief Executive Officer of the Company and member of the Strategic Planning Committee of Crescent Real Estate Equities, Ltd., and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company and member of the Strategic Planning Committee of Crescent Real Estate Equities, Ltd., each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP.

13.  CBHS RECAPITALIZATION AND STRATEGY:

BEHAVIORAL HEALTHCARE SEGMENT

        During the three and nine months ended September 30,1999, the Operating Partnership received cash rental payments of $8,600 and $30,500, respectively, from CBHS. CBHS has been negatively affected by many factors including adverse industry conditions. CBHS is no longer performing in accordance with its operating budget. On September 13, 1999, the Operating Partnership, COI, Magellan and CBHS completed the first phase of a recapitalization of CBHS, which included the following:

         o The Operating Partnership agreed to defer the payment of August 1999 rent by CBHS to the last four months of 1999;

         o The Operating Partnership, Magellan, COI and CBHS entered into certain mutual releases at closing; and

         o Magellan transferred its remaining hospital-based assets (including Charter Advantage, Charter Franchise Services, LLC, the call center assets, the Charter name and related intellectual property and certain other assets) to CBHS, canceled its accrued franchise fees and terminated the franchise agreements.

     Upon the completion of the first phase of the recapitalization of CBHS, the Operating Partnership began working on the second phase of the recapitalization. This phase included the following:

         o The Operating Partnership commissioned an independent public accounting firm of national recognition to assist in evaluating the alternatives related to CBHS which included an appraisal of the underlying behavioral healthcare real estate assets;

         o The Operating Partnership agreed to defer cash rent payments by CBHS for November and December 1999; and

         o The Operating Partnership amended its master lease agreement with CBHS and agreed that, upon the sale of any of up to 53 of the Behavioral Healthcare Properties, the monthly minimum rent due under the master lease would be reduced by a specified percentage of the net proceeds of such sale.

         The Operating Partnership and CBHS agreed that the master lease would terminate with respect to 53 of the Behavioral Healthcare Properties on January 31, 2000, unless the Operating Partnership elects to extend the master lease on a month-to-month basis as to any one or more of these Properties.

     The following financial statement charges were made in the third quarter of 1999:

         o CBHS rent is reflected on a cash basis for the third quarter of 1999 at $8,600 and CBHS rent will continue to be reflected on a cash basis going forward;

         o Cash revenue received was impacted by the deferral of the August, 1999 rent. The amount deferred was $3,800, of which $950 was received through September 1999;

         o The Operating Partnership wrote-off the rent that was deferred according to the CBHS lease agreement from the commencement of the lease in June of 1997 through June 30, 1999. The balance written-off totaled $25,600; and

         o The Operating Partnership wrote-down its behavioral healthcare real estate assets to an estimated fair value of $245,000 at September 30, 1999.

        At September 30, 1999, the Operating Partnership's investment in the Behavioral Healthcare Properties represented approximately 5% of its total assets (after the impairment and other charges related to the behavioral healthcare assets) and approximately 5% of consolidated rental revenues for the nine months ended September 30, 1999 (after the write-off of the rent that was deferred for 1999).

        The Operating Partnership's decision regarding CBHS is dependent upon whether a viable capital structure exists for CBHS that will provide acceptable coverage for rental payments to the Operating Partnership. Management believes that the underlying real estate has substantial value and alternative uses and that a core group of 34 properties and nine CBHS joint venture properties would provide acceptable rent coverage on a stabilized basis assuming cash rent is reduced to $25,000, all rent is deferred from November 1999 through December 2000, additional equity and debt financing in excess of $50,000 is made available to CBHS and CBHS management is able to modify the business to provide out-patient care as well as in-patient care. Although the Operating Partnership intends to provide CBHS with approximately $15,000 to be used by CBHS as working capital in November and December 1999, the Operating Partnership does not intend to provide the additional approximately $50,000 of financing. CBHS, however, is exploring financing alternatives with various parties who have expressed interest in participating in CBHS's business. In addition, the Operating Partnership anticipates that it may sell up to 53 of the Behavioral Healthcare Properties. If the current plan for the recapitalization and restructuring of CBHS is completed, management believes that the Operating Partnership would benefit from the new capital structure, by reducing its exposure to the Behavioral Healthcare segment in the future, significantly improving its rent coverage and monetizing a portion of is initial investment.

14.  DISPOSITION:

         On October 27, 1999, the Operating Partnership completed the sale of its non-core equity and debt interests in the Dallas Mavericks, interest in the new Dallas sports arena development and surrounding mixed-use development projects and certain promissory notes related to the Dallas Mavericks for approximately $89,000 in cash. The sale had no material impact on the Operating Partnership's financial position or results of operations for the three or nine months ended September 30, 1999 or 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1. Financial Statements of this document and the more detailed information contained in the Operating Partnership's Form 10-K for the year ended December 31, 1998. In management's opinion, all adjustments, consisting of normal and recurring adjustments, and the impairment and other charges associated with the Behavioral Healthcare segment (see "Behavioral Healthcare Segment" section below for a description of these charges) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in the notes to the financial statements in Item 1. Financial Statements.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe", "expect" and "may".

         Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Operating Partnership's actual results could differ materially from those given in the forward-looking statements.

         The following factors might cause such a difference:

         o The failure of CBHS to locate an investment partner and to procure sufficient debt and equity capital to complete a restructuring and pay short-term deferred rent payments;

         o The failure of CBHS, following any restructuring, to fulfill all of its lease obligations over the long term;

         o The Operating Partnership's ability to generate revenues sufficient to meet debt service payments, satisfy existing financial covenants and other operating expenses;

         o The Operating Partnership's ability to close anticipated sales of assets, including sales of non-core Behavioral Healthcare Properties;

         o Financing risks, such as the availability of funds sufficient to service existing debt, increases in debt service associated with variable-rate debt and the Operating Partnership's ability to consummate planned financings and refinancings on the terms and within the time frames anticipated;

         o The Operating Partnership's ability to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration;

         o Changes in real estate conditions (including rental rates and competition from other properties);

         o The concentration of a significant percentage of the Operating Partnership's assets in Texas;

         o The existence of complex regulations relating to the Operating Partnership's status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT;

         o Adverse changes in the financial condition of existing tenants; and

         o Other risks detailed from time to time in the Operating Partnership's filings with the SEC.

         Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Operating Partnership is not obligated to update these forward-looking statements to reflect any future events or circumstances.

STRATEGY UPDATE

         John C. Goff, Vice-Chairman of the Board of Trust Managers of the Company, was appointed to the positions of President and Chief Executive Officer of CREE, Ltd. on June 11, 1999. The immediate objectives of Mr. Goff and the management team were to:

         o Resolve the issues surrounding the Operating Partnership's investment in CBHS;

         o Reduce the Operating Partnership's exposure on variable-rate debt; and

         o Dispose of non-strategic or non-core assets within the Operating Partnership's business segments.

CBHS

         On September 13, 1999, the first phase of the recapitalization of CBHS was completed. This phase eliminated CBHS's franchise fee and simplified the capital structure, which was designed to permit CBHS to strengthen its business to provide the Operating Partnership with greater security regarding the collectibility of its lease payments from CBHS. Upon completion of the phase one transactions, the Operating Partnership began phase two of the recapitalization of CBHS and commissioned an independent public accounting firm of national recognition to assist in the evaluation of alternatives related to CBHS which included an appraisal of the underlying behavioral healthcare real estate assets. The Operating Partnership's decision regarding CBHS is dependent upon whether a viable capital structure exists for CBHS that will provide acceptable coverage for rental payments to the Operating Partnership. Management believes that the underlying real estate has substantial value and alternative uses and that a core group of 34 of the Behavioral Healthcare Properties and nine CBHS joint venture properties would provide acceptable rent coverage on a stabilized basis, assuming cash rent is reduced to $25 million, all rent is deferred from November 1999 through December 2000, additional equity and debt financing in excess of $50 million is made available to CBHS and CBHS management is able to modify the business to provide out-patient care as well as in-patient care. Although the Operating Partnership intends to provide CBHS with approximately $15 million to be used by CBHS as working capital in November and December 1999, the Operating Partnership does not intend to provide the additional approximately $50 million of financing. CBHS, however, is exploring financing alternatives with various parties who have expressed interest in participating in CBHS's business. In addition, the Operating Partnership anticipates that it may sell up to 53 of the Behavioral Healthcare Properties. If the current plan for the recapitalization and restructuring of CBHS is completed, management believes that the Operating Partnership would benefit from the new capital structure, by reducing its exposure to the Behavioral Healthcare segment in the future, significantly improving its rent coverage and monetizing a portion of its initial investment.

Exposure to variable-rate debt

         During the three months ended September 30, 1999, the Operating Partnership fixed or hedged approximately $400 million of its variable-rate debt. Management intends to further reduce the Operating Partnership's variable-rate debt by an additional $300 to $400 million by the end of the first quarter of 2000. This further reduction is expected to be funded with proceeds from asset dispositions and/or refinancings of variable-rate debt with fixed-rate debt.

Asset Dispositions

         The Operating Partnership has identified the following assets for disposition which are either non-strategic or non-core assets within the Operating Partnership's business segments. The proceeds generated from these asset sales are expected to be used to reduce the Operating Partnership's variable-rate debt, make investments, allow the Company to fund a share repurchase program, or any combination of these options.

         On October 27, 1999, the Operating Partnership completed the sale of its non-core equity and debt interests in the Dallas Mavericks, interest in the new Dallas sports arena development and surrounding mixed-use development projects and certain promissory notes related to the Dallas Mavericks for approximately $89 million in cash.

         The Woodlands Commercial Properties Company, L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain commercial property assets (multi-family, retail and office/venture tech) in The Woodlands. As of September 30, 1999, the multi-family portfolio had been sold. The sale of the retail portfolio, including the Operating Partnership's four Retail Properties located in The Woodlands, is expected to close during the fourth quarter of 1999. The sale of the office/venture tech portfolio, including the Operating Partnership's 12 Office Properties located in The Woodlands, is expected to close during the first quarter of 2000.

         The Operating Partnership is actively marketing for sale its wholly-owned interests in 12 Office Properties. During the third quarter of 1999 bids were received on these properties either individually or in various combinations. Management is currently in the process of evaluating the bids to determine their economic viability as well as the credit-worthiness of the potential purchasers and their ability to close the transactions. The disposition of these properties remains subject to the negotiation of acceptable terms and other customary conditions once one or more purchasers have been selected. The Operating Partnership anticipates completing any economically justified sales of these Office Properties to one or more buyers in the fourth quarter of 1999 or the first quarter of 2000.

         If all of the pending asset sales discussed above are made at the current offering prices, the Operating Partnership will realize net sales proceeds, including net sales proceeds from the completed sale of the Operating Partnership's interest in the Dallas Mavericks, in excess of $380 million after paying off secured debt of $75 million encumbering certain of the properties.

OFFICE AND RETAIL SEGMENT

         The following tables show the same-store net operating income growth for the 27.1 million square feet of office property space owned as of January 1, 1998.

                                   THREE MONTHS ENDED    THREE MONTHS ENDED      PERCENTAGE/POINT
                                   SEPTEMBER 30, 1999    SEPTEMBER 30, 1998         INCREASE
                                   ------------------    ------------------      ----------------
Same-store Revenues                    $    129.1            $    123.1                4.9%
Same-store Expenses                         (54.9)                (52.9)               3.6%
                                       ----------            ----------
Net Operating Income                   $     74.2            $     70.2                5.7%
                                       ==========            ==========

Weighted Average Occupancy                   90.4%                 90.3%            0.1 pt

                                    NINE MONTHS ENDED    NINE MONTHS ENDED       PERCENTAGE/POINT
                                   SEPTEMBER 30, 1999    SEPTEMBER 30, 1998          INCREASE
                                   ------------------    ------------------      ----------------
Same-store Revenues                    $    385.1            $   359.2                 7.2%
Same-store Expenses                        (166.6)              (153.8)                8.3%
                                       ----------            ---------
Net Operating Income                   $    218.5            $   205.4                 6.4%
                                       ==========            =========

Weighted Average Occupancy                   91.1%                89.6%             1.5 pt

         The following tables show the leasing and rental rates for the 31.8 million square feet of office property owned as of September 30, 1999.

                                              THREE MONTHS ENDED SEPTEMBER 30, 1999
                               ----------------------------------------------------------------
                                  SIGNED LEASES        EXPIRING LEASES      PERCENTAGE INCREASE
                               ------------------     ------------------    -------------------
Renewed or re-leased (1)       528,000 sq. ft.               N/A                    N/A
Weighted average full-
     service rental rate (2)   $22.08 per sq. ft.     $19.01 per sq. ft.            16%
FFO annual net effective
     rental rate (3)           $14.10 per sq. ft.     $11.21 per sq. ft.            26%

                                                    NINE MONTHS ENDED SEPTEMBER 30, 1999
                               ------------------------------------------------------------------------------
                                  SIGNED LEASES                EXPIRING LEASES          PERCENTAGE INCREASE
                               ------------------             -----------------       -----------------------
Renewed or re-leased (1)       2,094,000 sq. ft.                      N/A                     N/A
Weighted average full-
     service rental rate (2)   $21.66 per sq. ft.             $18.36 per sq. ft.              18%
FFO annual net effective
     rental rate (3)           $13.70 per sq. ft.             $10.46 per sq. ft.              31%

(1)  All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under generally accepted accounting principles, and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

o For the nine months ended September 30, 1999 executed, renewals of existing leases and leases of space re-leased within six months of expiring leases required tenant improvements of $1.36 per square foot per year and leasing costs of $0.70 per square foot per year.

o Based on executed leases, the overall office portfolio was approximately 92.4% leased, or approximately 90.4% leased based on commenced leases, at September 30, 1999.

INVESTMENT IN BROADBAND OFFICE, INC.:

     The Operating Partnership, along with seven other real estate companies, joined with venture capitalist Kleiner Perkins Caufield and Buyers as a founding shareholder in Broadband Office, Inc. ("Broadband"), a national telecommunications company. Broadband is dedicated to providing state of the art broadband telecommunications services to commercial office properties across the country. In addition to significantly improving the Operating Partnership's office tenant amenity package to take advantage of evolving technologies, the Operating Partnership also received an equity interest and representation on the board of directors of Broadband in exchange for granting Broadband marketing access to the tenants within the Operating Partnership's Office Property portfolio.

HOSPITALITY SEGMENT

         The following table shows the percentage increases in occupancy, average daily rate and revenue per available room for the Hotel Properties for the three and nine months ended September 30, 1999, as compared with the same periods of 1998.

                                       THREE MONTHS ENDED        THREE MONTHS ENDED       PERCENTAGE/POINT
                                       SEPTEMBER 30, 1999        SEPTEMBER 30, 1998            CHANGE
                                       ------------------        ------------------            ------
Weighted average occupancy                      76%                       76%                    0 pt
Average daily rate                            $247                      $233                     6%
Revenue per available room                    $186                      $176                     6%


                                        NINE MONTHS ENDED        NINE MONTHS ENDED       PERCENTAGE/POINT
                                       SEPTEMBER 30, 1999        SEPTEMBER 30, 1998           CHANGE
                                       ------------------        ------------------           ------
Weighted average occupancy                      75%                       76%                  (1) pt
Average daily rate                            $220                      $208                    6%
Revenue per available room                    $165                      $157                    5%


o For the nine months ended September 30, 1999, hotel property rental income growth, including weighted average base rent(1) and percentage rent, was approximately 16%(2) compared with the same period of 1998, for the eight hotel and resort properties owned as of January 1, 1998.


----------------------
(1) Including scheduled rent increases that would be taken into account under generally accepted accounting principles.

(2) This growth primarily represents the return on approximately $22 million of capital invested during 1998 and 1999 in connection with the construction of The Allegra Spa at the Hyatt Beaver Creek hotel, the construction of the spa facility at Ventana Country Inn and the renovation of the Four Seasons
     - Houston hotel.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Operating Partnership owns economic interests in five Residential Development Corporations through the residential development property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in 15 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties. Management plans to maintain the Residential Development segment at its current investment level and reinvest returned capital into residential development projects that it expects to achieve comparable rates of return.

THE WOODLANDS LAND DEVELOPMENT, L.P. AND THE WOODLANDS COMMERCIAL PROPERTIES COMPANY, L.P. (COLLECTIVELY "THE WOODLANDS"), WOODLANDS, TEXAS:

                                    THREE MONTHS ENDED         THREE MONTHS ENDED
                                    SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                    ------------------         ------------------
Residential lot sales                        534                       415
Average sales price per lot              $44,000                  $ 53,000
Commercial land sales                         --                        19 acres
Average sales price per acre                  --                  $346,000


                                     NINE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                    ------------------         ------------------
Residential lot sales                     1,452                     1,234
Average sales price per lot            $ 47,000                  $ 53,000
Commercial land sales                        27 acres                 124 acres
Average sales price per acre           $316,000                  $205,000

o Future buildout of The Woodlands is estimated at approximately 16,700 residential lots and approximately 2,021 acres of commercial land, of which 1,174 residential lots and 1,040 acres are currently in inventory.

o The Woodlands estimates that sales of 588 residential lots and 58 acres of commercial land will close during the fourth quarter of 1999, which would result in 1999 sales in excess of initial sales estimates of 2,000 residential lots and in line with initial sales estimates of 85 commercial acres.

DESERT MOUNTAIN PROPERTIES LIMITED PARTNERSHIP ("DESERT MOUNTAIN"), SCOTTSDALE,
ARIZONA:

                                    THREE MONTHS ENDED        THREE MONTHS ENDED
                                    SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                    ------------------        ------------------
Residential lot sales                          37                        25
Average sales price per lot(1)           $488,000                  $374,000


                                     NINE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                    ------------------        ------------------
Residential lot sales                         161                       148
Average sales price per lot(1)           $534,000                  $381,000


(1)  Including equity golf membership.

o Since the March 1999 opening of the initial Saguaro Forest villages, Desert Mountain has sold 49 lots with an average sales price of $643,000 per lot. Continued marketing efforts relating to the remaining lots, which range in price from $500,000 to $2.5 million, are anticipated to result in 15 to 25 additional closings during the fourth quarter of 1999.

o In October 1999, Desert Mountain opened two new villages in Saguaro Forest consisting of 55 additional lots. Approximately 50% of the lots are anticipated to close during the fourth quarter of 1999 with an estimated average closing price of approximately $650,000 per lot.

o In addition to the Saguaro Forest lot inventory, Desert Mountain is marketing approximately 200 lots in other villages of Desert Mountain, with prices ranging from $400,000 to $2.6 million, and estimates approximately 20% of these 200 lots will close during the fourth quarter of 1999.

CRESCENT DEVELOPMENT MANAGEMENT CORPORATION ("CDMC"), BEAVER CREEK, COLORADO:

                                        THREE MONTHS ENDED         THREE MONTHS ENDED
                                        SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                        ------------------         ------------------
Active projects                                   5                          2
Residential lot sales                            36                         17
Townhome sales                                    6                          7
Single-family home sales                          4                         --
Condominium sales                                 7                         --
Total CMDC Revenues (in thousands)          $41,911                     $6,591



                                         NINE MONTHS ENDED         NINE MONTHS ENDED
                                        SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                        ------------------         ------------------
Active projects                                   8                         2
Residential lot sales                            42                        29
Townhome sales                                   27                         7
Single-family home sales                          8                        --
Equivalent timeshare unit sales                   5                        --
Condominium sales                                 7                        --
Total CDMC Revenues (in thousands)          $89,131                   $19,513


o For the fourth quarter of 1999, CDMC estimates the following sales from eight active projects and three projects expected to be introduced during the fourth quarter of 1999: 370 residential lots, four townhomes, one single-family home, one equivalent timeshare unit and 18 condominiums.

o 99% of the sales anticipated during the fourth quarter of 1999 were under contract as of September 30, 1999.

o On April 29, 1999, a partnership in which CDMC has a 64% economic interest finalized the purchase of Riverfront Plaza (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25 million. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres is expected to be commercially developed by another firm, thus providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage is in close proximity to several major entertainment and recreational facilities including Coors Field (home to the Major League's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

MIRA VISTA DEVELOPMENT CORP. ("MIRA VISTA"), FORT WORTH, TEXAS:


                                    THREE MONTHS ENDED         THREE MONTHS ENDED
                                    SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                    ------------------         ------------------
Residential lot sales                         8                         28
Average sales price per lot              $125,000                   $106,000


                                     NINE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                    ------------------         ------------------
Residential lot sales                       27                         44
Average sales price per lot              $124,000                   $106,000


HOUSTON AREA DEVELOPMENT CORP. ("HOUSTON AREA DEVELOPMENT"), HOUSTON, TEXAS:

                                    THREE MONTHS ENDED         THREE MONTHS ENDED
                                    SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                    ------------------         ------------------
Residential lot sales                         87                        69
Average sales price per lot               $30,000                   $23,000

                                     NINE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                    ------------------         ------------------
Residential lot sales                       200                       134
Average sales price per lot               $29,000                   $26,000
Commercial land sales                     16 acres                      -

REFRIGERATED STORAGE SEGMENT

         As of September 30, 1999, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly owned real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by the recently formed Refrigerated Storage Operating Partnership, in which the Operating Partnership has no interest. The Operating Partnership holds an indirect 39.6% interest in the Refrigerated Storage Partnerships, which are entitled to receive lease payments (base rent and percentage rent) from the Refrigerated Storage Operating Partnership.

         Management believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is a useful financial performance measure for assessing the relative stability of the financial condition of the Refrigerated Storage Operating Partnership, which is the sole lessee of the Refrigerated Storage Properties.

         This table shows (i) the Refrigerated Storage Operating Partnership's pro forma EBITDA for the nine months ended September 30, 1999 and the year ended December 31,1998, assuming that the acquisitions by one of the Refrigerated Storage Partnerships of 14 Refrigerated Storage Properties had occurred on January 1, 1998, and (ii) the pro forma lease payments for the nine months ended September 30, 1999 and the year ended December 31, 1998, assuming the restructuring of the Refrigerated Storage Corporations' investment in the Refrigerated Storage Properties had occurred on January 1, 1998.

           PRO FORMA                         PRO FORMA                 PRO FORMA LEASE
       EBITDA(1) FOR THE                   EBITDA FOR THE           PAYMENT FOR THE NINE         PRO FORMA LEASE PAYMENT
       NINE MONTHS ENDED                     YEAR ENDED                 MONTHS ENDED                FOR THE YEAR ENDED
       SEPTEMBER 30, 1999                DECEMBER 31, 1998           SEPTEMBER  30, 1999            DECEMBER 31, 1998
---------------------------------     -------------------------    ------------------------     --------------------------
                           (IN MILLIONS)                                               (IN MILLIONS)

             $114.4                            $145.7                      $113.7                        $143.0


---------------------------------

(1) EBITDA does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

BEHAVIORAL HEALTHCARE SEGMENT

         During the three and nine months ended September 30,1999, the Operating Partnership received cash rental payments of $8.6 million and $30.5 million, respectively, from CBHS. CBHS has been negatively affected by many factors, including adverse industry conditions. CBHS is no longer performing in accordance with its operating budget. On September 13, 1999, the Operating Partnership, COI, Magellan and CBHS completed the first phase of a recapitalization of CBHS, which included the following:

         o The Operating Partnership agreed to defer the payment of August 1999 rent by CBHS to the last four months of 1999;

         o The Operating Partnership, Magellan, COI and CBHS entered into certain mutual releases at closing; and

         o Magellan transferred its remaining hospital-based assets (including Charter Advantage, Charter Franchise Services, LLC, the call center assets, the Charter name and related intellectual property and certain other assets) to CBHS, canceled its accrued franchise fees and terminated the franchise agreement.

     Upon the completion of the first phase of the recapitalization of CBHS, the Operating Partnership began working on the second phase of the recapitalization. This phase included the following:

         o The Operating Partnership commissioned an independent public accounting firm of national recognition to assist in the evaluation of alternatives related to CBHS, which included an appraisal of the behavioral healthcare real estate assets;

         o The Operating Partnership agreed to defer cash rent payments by CBHS for November and December 1999; and

         o The Operating Partnership amended its master lease agreement with CBHS and agreed that, upon the sale of any of up to 53 of the Behavioral Healthcare Properties, the monthly minimum rent due under the master lease would be reduced by a specified percentage of the net proceeds of such sale.

         The Operating Partnership and CBHS agreed that the master lease would terminate with respect to 53 of the Behavioral Healthcare Properties on January 31, 2000, unless the Operating Partnership elects to extend the master lease on a month-to-month basis as to any one or more of these Properties.

The following financial statement charges were made in the third quarter of 1999:

         o CBHS rent is reflected on a cash basis for the third quarter of 1999 at $8.6 million and CBHS rent will continue to be reflected on a cash basis going forward;

         o Cash revenue received was impacted by the deferral of the August, 1999 rent. The amount deferred was $3.8 million, of which approximately $1.0 million was received through September 1999;

         o The Operating Partnership wrote-off the rent that was deferred according to the CBHS lease agreement from the commencement of the lease in June of 1997 through June 30, 1999. The balance written, off totals $25.6 million; and

         o The Operating Partnership wrote-down its behavioral healthcare real estate assets to an estimated fair value of $245.0 million at September 30, 1999.

         At September 30, 1999, the Operating Partnership's investment in the Behavioral Healthcare Properties represented approximately 5% of its total assets (after the impairment and other charges related to the behavioral healthcare assets) and approximately 5% of consolidated rental revenues for the nine months ended September 30, 1999 (after the write-off of the rent that was deferred for 1999).

         The Operating Partnership decision regarding CBHS is dependent upon whether a viable capital structure exists for CBHS that will provide acceptable coverage for rental payments to the Operating Partnership. Management believes that the underlying real estate has substantial value and alternative uses and that a core group of 34 properties and nine CBHS joint venture properties would provide acceptable rent coverage on a stabilized basis assuming cash rent is reduced to $25 million, all rent is deferred from November 1999 through December 2000, additional equity and debt financing in excess of $50 million is made available to CBHS and CBHS management is able to modify the business to provide out-patient care as well as in-patient care. Although the Operating Partnership intends to provide CBHS with approximately $15 million to be used by CBHS as working capital in November and December 1999, the Operating Partnership does not intend to provide the additional approximately $50 million of financing. CBHS, however, is exploring financing alternatives with various parties who have expressed interest in participating in CBHS's business. In addition, the Operating Partnership anticipates that it may sell up to 53 of the Behavioral Healthcare Properties. If the current plan for the recapitalization and restructuring of CBHS is completed, management believes that the Operating Partnership would benefit from the new capital structure, by reducing its exposure to the Behavioral Healthcare segment in the future, significantly improving its rent coverage and monetizing a portion of is initial investment.

RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's financial data as a percentage of total revenues for the three and nine months ended September 30, 1999 and 1998 and the variance in dollars between the three and nine months ended September 30, 1999 and the same periods in 1998. (See Note 6. Segment Reporting included in Item 1. Financial Statements for financial information about industry segments)

                                   -------------------------------------------------------  ---------------------------------------
                                      FINANCIAL DATA AS A PERCENTAGE OF TOTAL REVENUES                          TOTAL VARIANCE IN
                                                                                             TOTAL VARIANCE IN   DOLLARS BETWEEN
                                                                                            DOLLARS BETWEEN THE  THE NINE MONTHS
                                                                                            THREE MONTHS ENDED        ENDED
                                      FOR THE THREE MONTHS          FOR THE NINE MONTHS     SEPTEMBER 30, 1999  SEPTEMBER 30, 1999
                                       ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,          AND 1998            AND 1998
                                   --------------------------   --------------------------  ------------------  -------------------
                                       1999           1998         1999         1998                  (DOLLARS IN MILLIONS)
REVENUES
   Office and retail properties          82.5%          81.3%          81.4%          80.4%     $      7.0          $     48.8
   Hotel properties                       9.2            7.1            8.6            7.5             4.2                10.1
   Behavioral healthcare
    properties                            4.6            7.7            6.4            8.1            (5.2)               (5.2)
   Interest and other income              3.7            3.9            3.6            4.0            (0.3)                 --
                                   ----------     ----------     ----------     ----------      ----------          ----------
        TOTAL REVENUES                  100.0          100.0          100.0          100.0             5.7                53.7
                                   ----------     ----------     ----------     ----------      ----------          ----------

EXPENSES
     Operating expenses                  34.5           34.6           34.4           33.9             1.8                21.0
     Corporate general and
      administrative                      2.2            2.4            2.1            2.2            (0.2)                1.0
     Interest expense                    27.5           21.1           24.6           21.6            13.2                28.4
     Amortization of deferred
      financing costs                     1.1            1.1            1.4            0.8             0.1                 3.6
     Depreciation and
      amortization                       16.3           16.6           17.2           16.6             0.5                12.4
     Settlement of merger dispute          --             --            2.7             --              --                15.0
     Write-off of costs
      associated with                      --           10.2             --            3.6           (18.4)              (18.4)
      unsuccessful acquisitions
     Impairment and other
      charges related to
      the behavioral
      healthcare assets                  87.3             --           28.7             --           162.0               162.0
                                   ----------     ----------     ----------     ----------      ----------          ----------
       TOTAL EXPENSES                   168.9           86.0          111.1           78.7           159.0               225.0
                                   ----------     ----------     ----------     ----------      ----------          ----------
Operating Income (Loss)                 (68.9)          14.0          (11.1)          21.3          (153.3)             (171.3)

OTHER INCOME
    Equity in net income of
      unconsolidated
      Companies:
       Office and retail
        properties                        2.0           (0.2)           1.0            0.1             4.1                 5.2
       Refrigerated storage
        corporations                      0.9            0.3            2.0           (0.2)            1.2                12.5
       Residential development
        corporations                      4.3            4.6            5.5            4.1            (0.4)               10.1
       Other                              0.8            0.4            0.4            0.2             0.6                 1.5
                                   ----------     ----------     ----------     ----------      ----------          ----------
        TOTAL OTHER INCOME                8.0            5.1            8.9            4.2             5.5                29.3
                                   ----------     ----------     ----------     ----------      ----------          ----------

INCOME (LOSS) BEFORE MINORITY           (60.9)          19.1           (2.2)          25.5          (147.8)             (142.0)
   INTERESTS
     Minority interests                  (0.2)          (0.1)          (0.1)          (0.2)           (0.1)                0.3
                                   ----------     ----------     ----------     ----------      ----------          ----------

NET INCOME (LOSS)                       (61.1)          19.0           (2.3)          25.3          (147.9)             (141.7)

PREFERRED SHARE DIVIDENDS                (1.8)          (1.9)          (1.8)          (1.6)             --                (1.8)

FORWARD SHARE PURCHASE
   AGREEMENT RETURN                        --             --           (0.8)            --              --                (4.3)
                                   ----------     ----------     ----------     ----------      ----------          ----------


NET INCOME (LOSS) AVAILABLE TO
   PARTNERS                             (62.9)%         17.1%          (4.9)%         23.7%     $   (147.9)         $   (147.8)
                                   ==========     ==========     ==========     ==========      ==========          ==========



COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 WITH
THE THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

         Total revenues increased $5.7 million, or 3.2%, to $185.5 million for the three months ended September 30, 1999, as compared to $179.8 million for the three months ended September 30, 1998.

         The increase in Office and Retail Property revenues of $7.0 million, or 4.8%, compared to the three months ended September 30, 1998, is primarily attributable to rental rate increases and lease termination fees of $1.6 million at the Office and Retail Properties.

         The increase in Hotel Property revenues of $4.2 million, or 32.8%, compared to the three months ended September 30, 1998, is attributable to:

         o the acquisition of one golf course affiliated with one of the Hotel Properties subsequent to September 30, 1998, resulting in $0.6 million of incremental revenues;

         o the reclassification of one Hotel Property subsequent to July 1, 1998, resulting in $1.3 million of incremental revenues; and

         o increased revenues of $2.3 million from the nine Hotel Properties acquired prior to July 1, 1998, primarily as a result of an increase in base rents of $2.2 million because of lease amendments entered into in connection with contributions made by the Company for capital improvements at some of the Hotel Properties, and an increase in percentage rent of $0.7 million.

         The decrease in Behavioral Healthcare Property revenue of $5.2 million, or 37.7%, is attributable to the reflection of rent from CBHS on a cash basis in the third quarter of 1999.

EXPENSES

         Total expenses increased $159.0 million, or 102.8%, to $313.7 million for the three months ended September 30, 1999, as compared to $154.7 million for the three months ended September 30, 1998.

         The increase in rental property operating expenses of $1.8 million, or 2.9%, compared to the three months ended September 30, 1998, is primarily attributable to an increase in real estate taxes on the 89 Office and Retail Properties.

         The increase in interest expense of $13.2 million, or 34.8%, compared to the three months ended September 30, 1998, is primarily attributable to:

              o      $2.6 million of interest payable under the Salomon Brothers
                     Note issued in conjunction with the termination of the equity swap agreement with Merrill Lynch International on September 30, 1998;

              o $6.9 million of incremental interest payable due to draws under the Credit Facility and term loans with BankBoston (average balance outstanding on the Credit Facility and under the term loans for the three months ended September 30, 1999 and 1998 was $1,128.7 million and $728.5 million, respectively). All of these financing arrangements were used to fund investments and obligations associated with investments and to provide working capital; and

              o $3.0 million of incremental interest payable due to the refinancing of the Greenway Plaza Office Property complex in June, 1999.

         An additional increase in expenses of $143.6 million is attributable to:

              o an increase of $162.0 million due to the impairment and other charges related to the behavioral healthcare assets; and

              o a decrease of $18.4 million due to a non-recurring write-off in 1998 of costs associated with unsuccessful acquisitions.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $5.5 million, or 59.1%, to $14.8 million for the three months ended September 30, 1999, as compared to $9.3 million for the three months ended September 30, 1998.

         The increase is primarily attributable to:

              o an increase in equity in net income of the unconsolidated office and retail properties of $4.1 million, or 1366.7%, compared to the three months ended September 30, 1998, primarily attributable to increased revenues at The Woodlands Commercial Properties Company, L.P. due to the sale of the multi-family portfolio in the third quarter of 1999; and

              o an increase in equity in net income of the Refrigerated Storage Corporations of $1.2 million, or 240.0%, compared to the three months ended September 30, 1998, primarily as a result of the Refrigerated Storage Corporations applying customary purchase price adjustments to basis, resulting in a reduction of depreciation recorded in the third quarter of 1999. (As of March 12, 1999, the Refrigerated Storage Corporations no longer owned the operations associated with the Refrigerated Storage Properties but collect a lease payment from the Refrigerated Storage Operating Partnership).

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 WITH
THE NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

         Total revenues increased $53.7 million, or 10.5%, to $563.7 million for the nine months ended September 30, 1999, as compared to $510.0 million for the nine months ended September 30, 1998.

         The increase in Office and Retail Property revenues of $48.8 million, or 11.9%, compared to the nine months ended September 30, 1998, is attributable to:

              o the acquisition of nine Office Properties during the first nine months of 1998, which contributed revenues during the full nine months of 1999, as compared to only a portion of the period of 1998, resulting in $16.7 million in incremental revenues;

              o increased revenues of $25.8 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of rental rate and occupancy increases at these Properties; and

              o increased revenues of $6.3 million as a result of the receipt of lease termination fees in the second and third quarters of 1999.

         The increase in Hotel Property revenues of $10.1 million, or 26.3%, compared to the nine months ended September 30, 1998, is attributable to:

              o the acquisition of one golf course affiliated with one of the Hotel Properties subsequent to September 30, 1998, resulting in $1.6 million of incremental revenues;

              o the reclassification of one Hotel Property subsequent to July 1, 1998, resulting in $1.3 million of incremental revenues;

              o increased revenues of $1.0 million from the re-leasing of the Omni Austin Hotel to an unrelated third party as of January 1, 1999; and

              o increased revenues of $6.2 million from the eight Hotel Properties acquired prior to January 1, 1998, as a result of an increase in base rents of $4.1 million because of lease amendments entered into in connection with contributions made by the Operating Partnership for capital improvements at some of the Hotel Properties, and an increase in percentage rent of $2.1 million.

         The decrease in Behavioral Healthcare Property revenue of $5.2 million, or 12.5%, is attributable to the reflection of rent from CBHS on a cash basis in the third quarter of 1999.

EXPENSES

         Total expenses increased $225.0 million, or 56.0%, to $626.5 million for the nine months ended September 30, 1999, as compared to $401.5 million for the nine months ended September 30, 1998.

         The increase in rental property operating expenses of $21.0 million, or 12.1%, compared to the nine months ended September 30, 1998, is primarily attributable to:

              o the acquisition of nine Office Properties during the first nine months of 1998, which incurred expenses during the full nine-month period of 1999, as compared to only a portion of the period of 1998, resulting in $7.2 million of incremental expenses; and

              o increased expenses of $12.8 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of an increase in real estate taxes of $10.1 million and occupancy increases at these Office Properties.

         The increase in depreciation and amortization expense of $12.4 million, or 14.7%, compared to the nine months ended September 30, 1998, is primarily attributable to the acquisition during 1998 of nine Office Properties.

         The increase in interest expense of $28.4 million, or 25.8%, compared to the nine months ended September 30, 1998, is primarily attributable to:

              o $1.1 million of incremental interest payable under the Metropolitan Life Notes III and IV, which were assumed in connection with the acquisition of the Datran Center Office Property in May 1998;

              o      $9.2 million of interest payable under the Salomon Brothers
                     Note issued in conjunction with the termination of the equity swap agreement with Merrill Lynch International on September 30, 1998;

              o $14.2 million of incremental interest payable due to draws under the Credit Facility and under the term loans with BankBoston (average balance outstanding on the Credit Facility and under the term loans for the nine months ended September 30, 1999 and 1998 was $982.5 million and $680.7 million, respectively). All of these financing arrangements were used to fund investments and obligations associated with investments and to provide working capital; and

              o $3.0 million of incremental interest payable due to the refinancing of the Greenway Plaza Office Property complex in June 1999.

         An additional increase in expenses of $158.6 million is attributable to:

              o an increase of $162.0 million due to the impairment and other charges related to the behavioral healthcare assets;

              o non-recurring costs of $15.0 million associated with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station; and

              o a decrease of $18.4 million due to a non-recurring write-off in 1998 of costs associated with unsuccessful acquisitions.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $29.3 million, or 138.2%, to $50.5 million for the nine months ended September 30, 1999, as compared to $21.2 million for the nine months ended September 30, 1998.

         The increase is attributable to:

              o An increase in equity in net income of the unconsolidated office and retail properties of $5.2 million, or 1040.0% compared to the nine months ended September 30, 1998, primarily attributable to increased revenues at the Woodlands Commercial Properties Company L.P., due to the sale of the multi-family portfolio in the third quarter of 1999;

              o an increase in equity in net income of the Refrigerated Storage Corporations of $12.5 million, or 1250.0%, compared to the nine months ended September 30, 1998, primarily as a result of the acquisitions by one of the Refrigerated Storage Partnerships of nine and five Refrigerated Storage Properties and the associated operations in June 1998 and July 1998, respectively, and the Refrigerated Storage Corporations' refinancing of approximately $607 million of debt in April 1998, which reduced interest expense for the nine months ended September 30, 1999 as compared to the same period in 1998 (as of March 12, 1999 the Refrigerated Storage Corporations no longer owned the operations associated with the Refrigerated Storage Properties but collect a lease payment from the Refrigerated Storage Operating Partnership);

              o an increase in equity in net income of the Residential Development Corporations of $10.1 million, or 48.3%, compared to the nine months ended September 30, 1998, primarily as a result of (i) the increased sales activity at CDMC and Houston Area Development which resulted in $4.5 million and $3.0 million, respectively, of incremental equity in net income to the Operating Partnership, (ii) the increase in sales activity and average sales price per lot at Desert Mountain which resulted in $3.2 million of incremental equity in net income to the Operating Partnership,, (iii) an increase in sales activity at The Woodlands which resulted in $1.2 million of incremental equity in net income to the Operating Partnership, and (iv) a decrease in sales activity at Mira Vista, which resulted in a decrease of $1.9 million in equity in net income to the Operating Partnership,; and

              o an increase in equity in net income of the other unconsolidated companies of $1.5 million, or 187.5%, compared to the nine months ended September 30, 1998, primarily attributable to a preferred member interest in Metropolitan, which the Operating Partnership, purchased in December 1998 and May 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $65.7 million and $109.8 million at September 30, 1999 and December 31, 1998, respectively. This 40.2% decrease is attributable to $249.4 million and $19.4 million used in investing and financing activities, respectively, partially offset by $224.7 million of cash provided by operating activities.

INVESTING ACTIVITIES

         The Operating Partnership's cash used in investing activities of $249.4 million is primarily attributable to:

              o $115.9 million for increased investments in unconsolidated companies;

              o $39.1 million for recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties;

              o $38.6 million for increased investments in the residential development companies;

              o $27.8 million attributable to increased restricted cash and cash equivalents primarily due to the escrow requirements related to the refinancings of the Greenway Plaza Office Property complex and the Houston Center Office Property complex;

              o $22.9 million for capital expenditures on rental properties, primarily attributable to: i) non-recoverable building improvements for the Office and Retail Properties;
                     ii) replacement of furniture, fixtures and equipment for the Hotel Properties and iii) improvements and renovations at the Hotel Properties; and

              o      $6.0 million for the development of investment properties.

OPERATING ACTIVITIES

         The Operating Partnership's cash provided by operating activities of $224.7 million is attributable to:

              o $10.7 million from an increase in accounts payable, accrued liabilities and other liabilities;

              o      $0.7 million from minority interests; and

              o      $199.2 million from property operations; and

              o $33.7 million from a decrease in other assets, primarily due to the sale of $18.8 million of marketable securities.

         The cash provided by operating activities is partially offset by:

              o $18.0 million from equity in earnings in excess of distributions received from unconsolidated companies; and

              o $1.6 million from an increase in restricted cash and cash equivalents.

FINANCING ACTIVITIES

         The Operating Partnership's use of cash for financing activities of $19.4 million is primarily attributable to:

              o      distributions paid to unitholders of $235.4 million;

              o settlement of the Forward Share Purchase Agreement for $149.4 million;

              o debt financing costs of $14.1 million primarily related to the refinancing of the Greenway Plaza Office Property complex, the Houston Center Office Property complex and the BankBoston Mezzanine Loan;

              o      net payments under the Credit Facility of $75.0 million;
                     and

              o capital distributions to a joint venture partner of $2.4 million.

         The use of cash for financing activities is partially offset by:

              o net proceeds under short-term and long-term facilities of $440.0 million primarily due to net proceeds from the refinancing of the Greenway Plaza Office Property complex of $165 million, net proceeds from the refinancing of the BankBoston Term Note of $60 million, net proceeds from the refinancing of the BankBoston Mezzanine Loan of $200 million and net proceeds of $15 million from the refinancing of the Houston Center Office Property complex; and

              o proceeds from capital contributions to the Operating Partnership of $17.9 million.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC for an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of September 30, 1999, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities. In connection with the issuances of securities pursuant to the Shelf Registration Statement, the Company contributes the net proceeds of these issuances to the Operating Partnership for its use in exchange for an increase in its limited partner interest in the Operating Partnership.

FORWARD SHARE PURCHASE AGREEMENT

         On June 30, 1999, the Company settled the Forward Share Purchase Agreement with UBS. As settlement of the Forward Share Purchase Agreement, the Company made a cash payment of approximately $149 million to UBS in exchange for the return by UBS to the Company of 7,299,760 common shares.

         The number of common shares returned to the Company is equal to the 4,700,000 common shares originally issued to UBS plus 2,599,760 common shares subsequently issued by the Company, because of a decline in its stock price. In connection with the issuance of additional common shares, the Company received additional limited partner interest, which resulted in a reduction of the Operating Partnership's net income per unit and net book value per unit. The additional shares were issued as collateral for the Company's obligation to purchase 4,700,000 common shares from UBS by August 12, 1999. The Settlement Price was calculated based on the gross proceeds the Operating Partnership received from the original issuance of 4,700,000 common shares to UBS, plus a forward accretion component equal to 90-day LIBOR plus 75 basis points, minus an adjustment for the Company's distributions paid to UBS. The forward accretion component represented a guaranteed rate of return to UBS.

SHARE REPURCHASE

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of its outstanding common shares from time to time in the open market or through privately negotiated transactions, in an amount not to exceed $500 million. The proposed repurchases will be subject to prevailing market conditions and other considerations. The repurchase of common shares by the Company would decrease the Company's limited partner interest, which would result in an increase of net income per unit and net book value per unit.

         The Company expects the share repurchase program to be funded through a combination of asset sales and financing arrangements, which, in some cases, may be secured by the repurchased shares. The amount of shares that the Company actually will purchase will be determined from time to time, in its reasonable judgement, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of shares actually will be purchased within any particular time period.

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

CREDIT FACILITY

         On June 30, 1998, the Credit Facility was increased to $850 million (currently limited to $750 million of borrowing capacity, subject to increase based upon certain events) to enhance the Operating Partnership's financial flexibility in making new real estate investments. The interest rate on advances under the Credit Facility is the Eurodollar rate plus 137 basis points. As of September 30, 1999, the interest rate was 6.78%. The Credit Facility is unsecured and expires in June 2000. In connection with the refinancing of a BankBoston term note, the Operating Partnership used $90 million of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the Credit Facility. As a result, the Operating Partnership's borrowing capacity under the Credit Facility is currently limited to $660 million. The Credit Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Operating Partnership has entered into an agreement with its lender group to amend the Credit Facility to (i) provide for a reduction in the rent coverage level for CBHS, effective as of June 30, 1999,
(ii) reduce the Operating Partnership's reliance on the CBHS assets as support for the Credit Facility through a combination of the payment of certain amounts outstanding under the Credit Facility and the provision of substitute value to support the Credit Facility, and (iii) provide for a decrease in the size of the Credit Facility. The Operating Partnership was in compliance with the financial covenants related to the Credit Facility as amended for the September 30, 1999 reporting period.

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

         On September 14, 1999, the Operating Partnership obtained a $200 million note from BankBoston secured by partnership interests in two pools of assets which also secure the La Salle Notes I and II. This new loan has a four-year term and a floating interest rate based on 30-day LIBOR plus 325 basis points. The proceeds were used to repay the $150 million short-term Bridge Loan with BankBoston in full and reduce the amount outstanding under the BankBoston Credit Facility by $50 million. The Operating Partnership has entered into a four-year $200 million interest rate swap agreement with Salomon, effective September 1, 1999, in a separate transaction related to this financing. Pursuant to this agreement, the Operating Partnership will pay Salomon a 6.183% fixed interest rate on a quarterly basis, and Salomon will pay the Operating Partnership a floating 90-day LIBOR rate based on the same quarterly reset dates.

         On September 15, 1999, the Operating Partnership refinanced the $184 million Salomon Brothers Note which secured the Houston Center mixed-use Office Property complex, with a $200 million, secured, fixed-rate mortgage loan through J.P. Morgan Investment Management, Inc. The replacement loan has a seven-year term and bears interest at a fixed rate of 8.31%. The Houston Center mixed-use Office Property secures the replacement loan but the Four Seasons Hotel - Houston, which served as partial collateral for the original loan, does not serve as collateral for the replacement loan. The proceeds of the replacement loan were primarily used to repay the $184 million Salomon Brothers Note in full and to reduce the amount outstanding under the BankBoston Credit Facility by approximately $15 million.

         The Operating Partnership made payments totaling $75 million during the third quarter of 1999 on the Credit Facility. The Operating Partnership expects to make payments totaling approximately $75 million during the fourth quarter of 1999. These payments are expected to be funded with proceeds from asset sales and cash flow provided by operating activities.

         Approximately $47.8 million of secured debt expires during the remainder of 1999, consisting primarily of two components. The first component is $40 million due under the Metropolitan Life Note III which matures in December 1999. The Operating Partnership anticipates that, by December 1, 1999, it will modify and extend the existing loan with a $40.4 million, six-year note that would bear interest at a fixed rate of 8.49%. The second component is approximately $6.5 million due under the Metropolitan Life Note IV which matures in December 1999. This amount is expected to be paid in full at maturity with cash flow provided by operating activities.

         The Operating Partnership expects to meet its other short-term liquidity requirements primarily through cash flow provided by operating activities. The Operating Partnership believes that cash flow provided by operating activities will be adequate to fund normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures and distributions to shareholders and unitholders, as well as non-recurring capital expenditures, such as tenant improvement and leasing costs related to previously unoccupied space. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures, the Operating Partnership expects to finance such activities with available cash or additional debt financing.

         The Operating Partnership expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of September 30, 1999, the Operating Partnership's long-term liquidity requirements consisted primarily of maturities under the Operating Partnership's fixed and variable-rate debt.

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

              o Issuances of Operating Partnership units or the Company's common and/or preferred shares of the Company; and

              o      Joint ventures arrangements.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements are shown below (dollars in thousands):

                                                            INTEREST RATE                                   BALANCE
                                            MAXIMUM        AT SEPTEMBER 30,           EXPIRATION         OUTSTANDING AT
               DESCRIPTION                BORROWINGS             1999                    DATE          SEPTEMBER 30, 1999
---------------------------------------  ------------      ---------------        ------------------   -------------------
SECURED FIXED RATE DEBT:

  AEGON Note                             $    279,362               7.53%          July 2009(1)         $   279,362
  LaSalle Note I                              239,000               7.83           August 2027              239,000
  JP Morgan Mortgage Note(3)                  200,000               8.31           September 2006(3)        200,000
  LaSalle Note II                             161,000               7.79           March 2028(4)            161,000
  CIGNA Note                                   63,500               7.47           December 2002             63,500
  Metropolitan Life Note I                     11,543               8.88           September 2001            11,543
  Metropolitan Life Note II                    43,813               6.93           December 2002             43,813
  Metropolitan Life Note III                   40,000               7.74           December 1999             40,000
  Metropolitan Life Note IV                     6,537               7.11           December 1999              6,537
  Northwestern Life Note                       26,000               7.65           January 2004              26,000
  Nomura Funding VI Note                        8,510              10.07           July 2020(5)               8,510
  Rigney Promissory Note                          739               8.50           June 2012                    739
                                         ------------             ------                                -----------
       Subtotal/Weighted Average         $  1,080,004               7.79%                               $ 1,080,004
                                         ------------             ------                                -----------

SECURED VARIABLE RATE DEBT(6):
  BankBoston Term Note                        320,000               8.63           October 2001             320,000
  BankBoston Mezzanine Loan(7)                200,000               8.69           September 2003           200,000
  SFT Note                                     97,123               7.15           September 2001            97,123
                                         ------------             ------                                -----------
       Subtotal/Weighted Average         $    617,123               8.42%                               $   617,123
                                         ------------             ------                                -----------

UNSECURED FIXED RATE DEBT:
  Notes due 2007(8)                      $    250,000               7.50%          September 2007       $   250,000
  Notes due 2002(8)                           150,000               7.00           September 2002           150,000
                                         ------------             ------                                -----------
       Subtotal/Weighted Average         $    400,000               7.31%                               $   400,000
                                         ------------             ------                                -----------

UNSECURED VARIABLE RATE DEBT:
  Credit Facility(9)                     $    660,000               6.78%          June 2000            $   585,000
                                         ------------             ------                                -----------
    TOTAL/WEIGHTED AVERAGE               $  2,757,127               7.64%                               $ 2,682,127
                                         ============             ======                                ===========


-----------------------------------------
(1) The outstanding principal balance at maturity of this note will be approximately $223 million.

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

(3) On September 15, 1999, the Operating Partnership refinanced the $184,299 Salomon Brothers Realty Corp. Note with this note. The additional proceeds of $15,701 were used to pay-down the BankBoston Credit Facility. The refinancing did not include the Four Seasons Hotel that had served as partial collateral for the Salomon Brothers Realty Corp. Note.

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

(5) The Operating Partnership has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date.

(6) For the method of calculation of the interest rate for the Operating Partnership's variable-rate debt (other than the Credit Facility), see
       Note 8. Notes Payable and Borrowings under Credit Facility of Item 1. Financial Statements.

(7) The Operating Partnership entered into this Mezzanine Loan on September 14, 1999. This loan is secured by partnership interests in two pools of underleveraged assets. The proceeds were used to pay-off the $150 million BankBoston Bridge Loan, and pay-down $50 million of the BankBoston Credit Facility. The Operating Partnership entered into a four-year $200 million interest rate swap agreement effective September 1, 1999 with Salomon Brothers Holding Company, Inc. in a separate transaction related to the BankBoston Mezzanine Loan. Pursuant to this agreement, the Operating Partnership will pay Salomon Brothers Holding Company, Inc. on a quarterly basis a 6.183% fixed interest rate, and Salomon will pay the Operating Partnership a floating 90-day LIBOR rate based on the same quarterly reset dates.

(8)    The notes were issued in an offering registered with the SEC.

(9) The Credit Facility is unsecured with an interest rate of the Eurodollar rate plus 137 basis points. In connection with the refinancing of a BankBoston Term Note, the Operating Partnership used $90 million of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the $750 million Credit Facility. As a result, the Operating Partnership's borrowing capacity under the Credit Facility is currently limited to $660 million. The Credit Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Operating Partnership has entered into an agreement with its lender group to amend the Credit Facility to (i) provide for a reduction in the rent coverage level for CBHS, effective as of June 30, 1999, (ii) reduce the Operating Partnership's reliance on the CBHS assets as support for the Credit Facility through a combination of the payment of certain amounts outstanding under the Credit Facility and the provision of substitute value to support the Credit Facility, and
       (iii) provide for a decrease in the size of the Credit Facility. The Operating Partnership was in compliance with the financial covenants related to the Credit Facility for the September 30, 1999 reporting period.

         Below are the aggregate principal amounts due under the Credit Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

                               SECURED       UNSECURED        TOTAL
                              ----------     ----------     ----------
       (in thousands)
1999 ....................     $   47,843     $       --     $   47,843
2000 ....................          5,431        585,000        590,431
2001 ....................        444,509             --        444,509
2002 ....................        104,991        150,000        254,991
2003 ....................        314,894             --        314,894
 Thereafter .............        779,459        250,000      1,029,459
                              ----------     ----------     ----------
                              $1,697,127     $  985,000     $2,682,127
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

         The Operating Partnership's debt service coverage ratio for the nine months ended September 30, 1999 was approximately 2.9 and for the nine months ended September 30, 1998 was approximately 3.2. Debt service coverage for a particular period is generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The debt service coverage ratio the Operating Partnership is required to maintain as stipulated by the Operating Partnership's debt arrangements and calculated as described above is 1.5. In addition, the Operating Partnership's Credit Facility requires a debt service coverage ratio (which is calculated in a different manner) of 2.5. Under the calculation required by the Credit Facility, the Operating Partnership's debt service coverage ratio was 3.2 at September 30, 1999.

FUNDS FROM OPERATIONS

         FFO, based on the definition adopted by the Board of Governors of the NAREIT and as used in this document, means:

       o      Net Income (Loss) - determined in accordance with GAAP;

              o excluding gains (or losses) from debt restructuring and sales of property;

              o      excluding adjustments not of a normal or recurring nature;

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

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders of the Company and unitholders for the nine months ended September 30, 1999 and 1998 were $225.2 and $149.9 million, respectively.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND UNITS IN THOUSANDS)

                                                             THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------    -------------------------------
                                                                1999                 1998           1999                1998
                                                             -----------         ------------    -----------         -----------
Income (loss) after minority interest .................        $(113,569)        $  34,174         $ (13,080)        $ 128,800
Adjustments:
Depreciation and amortization of real estate assets....           29,516            29,204            94,542            82,919
Settlement of merger dispute ..........................               --                --            15,000                --
Impairment and other charges related to the behavioral
      behavioral healthcare assets ....................          136,435                --           136,435                --
Write-off of costs associated with unsuccessful
      acquisitions ....................................               --            18,435                --            18,435
Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies:
           Office and retail properties ...............             (751)            1,808             3,603             4,813
           Refrigerated storage properties ............            5,045             7,245            12,803            20,299
           Residential development properties .........            3,457             4,184            14,751            15,623
           Other ......................................              439                --               611                --
Preferred unit dividends ..............................           (3,375)           (3,375)          (10,125)           (8,325)
                                                               ---------         ---------         ---------         ---------
Funds from operations .................................        $  57,197         $  91,675         $ 254,540         $ 262,564
                                                               =========         =========         =========         =========

Investment Segments:
    Office and Retail Segment .........................        $  91,916         $  85,121         $ 273,395         $ 241,237
    Hospitality Segment ...............................           16,564            12,567            47,658            37,677
    Behavioral Healthcare Segment .....................          (16,969)           13,824            10,679            41,471
    Refrigerated Storage Segment ......................            6,791             7,729            24,279            19,267
    Residential Development Segment ...................           11,401            12,449            45,739            36,537
    Corporate general & administrative ................           (4,083)           (4,335)          (12,013)          (11,036)
    Interest expense ..................................          (51,084)          (37,940)         (138,482)         (110,067)
    Preferred unit dividends ..........................           (3,375)           (3,375)          (10,125)           (8,325)
    Other(1) ..........................................            6,036             5,635            13,410            15,803
                                                               ---------         ---------         ---------         ---------


Funds from operations .................................        $  57,197         $  91,675         $ 254,540         $ 262,564
                                                               =========         =========         =========         =========

Basic weighted average units ..........................           66,354            66,982            68,281            66,305
                                                               =========         =========         =========         =========
Diluted weighted average units(2) .....................           67,047            73,658            69,415            70,058
                                                               =========         =========         =========         =========

----------------------------
(1) Includes interest and other income less depreciation and amortization of non-real assets and amortization of deferred financing costs.

(2) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:


                                                     THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------      -------------------------------
(UNITS IN THOUSANDS)                                  1999                      1998       1999                     1998
                                                     ------                    ------     ------                   ------
Basic weighted average units: ....................   66,354                    66,982     68,281                   66,305
Add: Weighted average preferred units ............       --                     4,155         --                    1,385
         Unit options ............................      693                     1,783        938                    2,122
         Forward Share Purchase Agreement ........       --                       374        196                      125
         Equity Swap Agreement ...................       --                       364         --                      121
                                                     ------                    ------     ------                   ------
Diluted weighted average units ...................   67,047                    73,658     69,415                   70,058
                                                     ======                    ======     ======                   ======

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                              ---------------------------
                                                                                 1999              1998
                                                                              ---------         ---------
Funds from operations ................................................        $ 254,540         $ 262,564
Adjustments:
      Depreciation and amortization of non-real estate assets ........            1,752             1,108
      Settlement of merger dispute ...................................          (15,000)               --
      Write-off costs associated with unsuccessful acquisitions ......               --           (18,435)
      Other charges related to the behavioral healthcare assets ......          (32,665)               --
      Amortization of deferred financing costs .......................            7,857             4,194
      Minority interest in joint ventures profit and depreciation
          and amortization ...........................................            1,444             1,581
      Adjustment for investments in real estate mortgages
          and equity of unconsolidated companies .....................          (31,768)          (40,735)
      Change in deferred rent receivable .............................            5,098           (23,795)
      Change in current assets and liabilities .......................           43,041           (25,346)
      Equity in earnings in excess of distributions received from
          unconsolidated companies ...................................          (17,985)               --
      Distributions received in excess of equity in earnings from
          unconsolidated companies ...................................               --            11,804
      Preferred share dividends ......................................           10,128             8,325
      Non-cash compensation ..........................................              101               155
                                                                              ---------         ---------
Net cash provided by operating activities ............................        $ 226,543         $ 181,420
                                                                              =========         =========


OFFICE AND RETAIL PROPERTIES

         The Operating Partnership's Office Properties are located primarily in Dallas/Fort Worth and Houston, Texas. As of September 30, 1999, the Operating Partnership's Office Properties in Dallas/Fort Worth and Houston represent an aggregate of approximately 72% of its office portfolio based on total net rentable square feet (39% for Dallas/Fort Worth and 33% for Houston).

OFFICE PROPERTIES TABLES

         The following table shows certain information about the Operating Partnership's Office Properties as of September 30, 1999.

                                                                                                                  WEIGHTED
                                                                                                                   AVERAGE
                                                                                         NET                     FULL-SERVICE
                                                                                       RENTABLE                   RENTAL RATE
                                        NO. OF                             YEAR          AREA         PERCENT     PER LEASED
         STATE, CITY, PROPERTY        PROPERTIES    SUBMARKET           COMPLETED      (SQ. FT.)       LEASED     SQ. FT. (1)
         ---------------------        ----------    ---------           ---------      ---------      --------   ------------
TEXAS
 DALLAS
   Bank One Center(2)...............      1         CBD                       1987     1,530,957          77%        $21.81
   The Crescent Office Towers.......      1         Uptown/Turtle             1985     1,204,670          99          30.11
                                                    Creek
   Fountain Place...................      1         CBD                       1986     1,200,266          93          19.43
   Trammell Crow Center(3)..........      1         CBD                       1984     1,128,331          94          25.55
   Stemmons Place...................      1         Stemmons Freeway          1983       634,381          88          15.33
   Spectrum Center(4)...............      1         Far North Dallas          1983       598,250          90          23.44
   Waterside Commons................      1         Las Colinas               1986       458,739         100          19.80
   Caltex House.....................      1         Las Colinas               1982       445,993          95          29.14
   Reverchon Plaza..................      1         Uptown/Turtle             1985       374,165          98          19.37
                                                    Creek
   The Aberdeen.....................      1         Far North Dallas          1986       320,629         100          18.21
   MacArthur Center I & II..........      1         Las Colinas          1982/1986       294,069          99          20.63
   Stanford Corporate Centre........      1         Far North Dallas          1985       265,507          88          18.97
   The Amberton.....................      1         Central Expressway        1982       255,052          79          13.38
   Concourse Office Park............      1         LBJ Freeway          1972-1986       244,879          89          15.16
   12404 Park Central...............      1         LBJ Freeway               1987       239,103         100          21.09
   Palisades Central II.............      1         Richardson/Plano          1985       237,731          64(5)       17.26
   3333 Lee Parkway.................      1         Uptown/Turtle             1983       233,769          92          20.85
                                                    Creek
   Liberty Plaza I & II.............      1         Far North Dallas     1981/1986       218,813         100          15.73

                                                                                                                  WEIGHTED
                                                                                                                   AVERAGE
                                                                                         NET                     FULL-SERVICE
                                                                                       RENTABLE                   RENTAL RATE
                                        NO. OF                             YEAR          AREA         PERCENT     PER LEASED
         STATE, CITY, PROPERTY        PROPERTIES    SUBMARKET           COMPLETED      (SQ. FT.)       LEASED    SQ. FT. (1)
         ---------------------        ----------    ---------           ---------      ---------      --------   ------------
   The Addison......................      1         Far North Dallas         1981       215,016          100        18.44
   The Meridian.....................      1         LBJ Freeway              1984       213,915           91(5)     16.92
   Palisades Central I..............      1         Richardson/Plano         1980       180,503           85        17.32
   Walnut Green.....................      1         Central Expressway       1986       158,669           70        15.58
   Greenway II......................      1         Richardson/Plano         1985       154,329          100        19.85
   Addison Tower....................      1         Far North Dallas         1987       145,886           96        15.72
   Greenway I & IA..................      2         Richardson/Plano         1983       146,704          100        23.19
   5050 Quorum......................      1         Far North Dallas         1981       133,594           87        17.30
   Cedar Springs Plaza..............      1         Uptown/Turtle
                                                    Creek                    1982       110,923           96        17.94
   Valley Centre....................      1         Las Colinas              1985        74,861           87        17.80
   One Preston Park.................      1         Far North Dallas         1980        40,525           84        17.19
                                        ---                                          ----------          ---       ------
     Subtotal/Weighted Average......     30                                          11,460,229           91%      $21.50
                                        ---                                          ----------          ---       ------

 FORT WORTH
   UPR Plaza........................      1         CBD                      1982       954,895           95%      $15.50
                                        ---                                          ----------          ---       ------

 HOUSTON
  Greenway Plaza Office
     Portfolio......................     10         Richmond-Buffalo    1969-1982     4,286,277           90%(5)   $17.03
                                                    Speedway
  Houston Center....................      3         CBD                 1974-1983     2,764,418           94(5)     16.81
  Post Oak Central..................      3         West Loop/Galleria  1974-1981     1,277,516           92        17.49
  The Woodlands Office
    Properties(6)...................     12         The Woodlands       1980-1996       811,067           99        16.09
  Four Westlake Park................      1         Katy Freeway             1992       561,065          100        18.61
  Three Westlake Park(7)(8).........      1         Katy Freeway             1983       414,251           41(5)     18.95
  1800 West Loop South..............      1         West Loop/Galleria       1982       399,777           68(5)     17.60
                                        ---                                          ----------          ---       ------
     Subtotal/Weighted Average......     31                                          10,514,371           90%      $17.09
                                        ---                                          ----------          ---       ------

 AUSTIN
   Frost Bank Plaza.................      1         CBD                      1984       433,024           94%      $22.67
   301 Congress Avenue(9)...........      1         CBD                      1986       418,338           91(5)     23.74
   Bank One Tower...................      1         CBD                      1974       389,503           94        19.32
   Austin Centre....................      1         CBD                      1986       343,665           97        21.95
   The Avallon......................      1         Northwest           1993/1997       232,301           89(5)     21.89
   Barton Oaks Plaza One............      1         Southwest                1986        99,895           97        21.39
                                        ---                                          ----------          ---       ------
       Subtotal/Weighted Average....      6                                           1,916,726           93%      $21.92
                                        ---                                          ----------          ---       ------

COLORADO
 DENVER
   MCI Tower........................      1         CBD                      1982       550,807          100%      $18.05
   Ptarmigan Place..................      1         Cherry Creek             1984       418,630           99        18.59
   Regency Plaza One................      1         DTC                      1985       309,862           98        23.27
   AT&T Building....................      1         CBD                      1982       184,581           82        15.22
   The Citadel......................      1         Cherry Creek             1987       130,652           89(5)     22.26
   55 Madison.......................      1         Cherry Creek             1982       137,176           85(5)     19.11
   44 Cook..........................      1         Cherry Creek             1984       124,174           55(5)     19.06
                                        ---                                          ----------          ---       ------
       Subtotal/Weighted Average....      7                                           1,855,882           93%      $19.27
                                        ---                                          ----------          ---       ------

 COLORADO SPRINGS
   Briargate Office and
     Research Center................      1         Colorado Springs         1988       252,857          100%      $18.00
                                        ---                                          ----------          ---       ------

LOUISIANA
 NEW ORLEANS
   Energy Centre....................      1         CBD                      1984       761,500           81%(5)   $15.48
   1615 Poydras.....................      1         CBD                      1984       508,741           81        16.44
                                        ---                                          ----------          ---       ------
       Subtotal/Weighted Average....      2                                           1,270,241           81%      $15.86
                                        ---                                          ----------          ---       ------

FLORIDA
 MIAMI
   Miami Center.....................      1         CBD                      1983       782,686           76%(5)   $23.30
   Datran Center....................      2         South Dade/Kendall  1986/1988       472,236           93(5)     21.50
                                        ---                                          ----------          ---       ------

     Subtotal/Weighted Average......      3                                           1,254,922           82%      $22.53
                                        ---                                          ----------          ---       ------

                                                                                                                  WEIGHTED
                                                                                                                   AVERAGE
                                                                                         NET                     FULL-SERVICE
                                                                                       RENTABLE                   RENTAL RATE
                                        NO. OF                             YEAR          AREA         PERCENT     PER LEASED
         STATE, CITY, PROPERTY        PROPERTIES    SUBMARKET           COMPLETED      (SQ. FT.)       LEASED     SQ. FT. (1)
         ---------------------        ----------    ---------           ---------    -----------      --------   ------------
ARIZONA
 PHOENIX
   Two Renaissance Square...........       1        Downtown/CBD           1990         476,373          95%        $23.88
   6225 North 24th Street...........       1        Camelback Corridor     1981          86,451          83(5)       21.98
                                         ---                                         ----------         ---         ------

       Subtotal/Weighted Average....       2                                            562,824          93%        $23.62
                                         ---                                         ----------         ---         ------

WASHINGTON, D.C.
  WASHINGTON, D.C.
     Washington Harbour.............       2        Georgetown             1986         536,206          94%(5)     $36.27
                                         ---                                         ----------         ---         ------

NEBRASKA
 OMAHA
   Central Park Plaza...............       1        CBD                    1982         409,850          94%        $15.93
                                         ---                                         ----------         ---         ------

NEW MEXICO
 ALBUQUERQUE
   Albuquerque Plaza................       1        CBD                    1990         366,236          92%        $19.19
                                         ---                                         ----------         ---         ------

CALIFORNIA
 SAN FRANCISCO
  160 Spear Street..................       1        South of Market/CBD    1984         276,420          98%        $25.68
                                         ---                                         ----------         ---         ------


 SAN DIEGO
   Chancellor Park (10).............       1        UTC                    1988         195,733          90%(5)     $21.64
                                         ---                                         ----------         ---         ------
TOTAL/WEIGHTED AVERAGE..............      89                                         31,827,392          90%(5)     $19.79(11)
                                         ===                                         ==========         ===         ======


------------------------
       (1) Calculated based on base rent payable as of September 30, 1999, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

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

       (5) Leases have been executed at certain Office Properties but had not commenced as of September 30, 1999. If such leases had commenced as of September 30, 1999, the percent leased for all Office Properties would have been 92%. The total percent leased for these Properties would have been as follows: Palisades Central II - 68%; Meridian - 98%; Greenway Plaza - 92%; Houston Center - 97%; Three Westlake - 62%; 1800 West Loop South - 73%; 301 Congress - 99%; Avallon - 100%; Citadel - 93%; 55 Madison - 93%; 44 Cook - 99%; Energy Centre - 84%; Miami Center - 80%; Datran Center - 96%; 6225
              N. 24th St. - 100%; Washington Harbour - 97%; and Chancellor Park
              - 93%.

       (6) The Operating Partnership has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.

       (7) The property was primarily occupied by a major tenant until June 1999, at which time the tenant made a payment of $4.7 million in connection with its termination of the lease. Simultaneously with the lease termination, the Operating Partnership leased approximately 41% of the space to a new tenant pursuant to a lease which commenced September 1, 1999.

       (8) The Company owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park.

       (9) The Operating Partnership has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

       (10) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

       (11) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of September 30, 1999, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $20.27.

         The following table provides information, as of September 30, 1999, for the Operating Partnership's Office Properties by state, city, and submarket.


                                                                                               PERCENT
                                                                             PERCENT OF       LEASED AT         OFFICE
                                                              TOTAL            TOTAL         OPERATING         SUBMARKET
                                                            OPERATING        OPERATING       PARTNERSHIP        PERCENT
                                             NUMBER OF      PARTNERSHIP     PARTNERSHIP       OFFICE            LEASED/
          STATE, CITY, SUBMARKET             PROPERTIES       NRA(1)           NRA(1)        PROPERTIES       OCCUPIED(2)
          ----------------------             ----------     -----------     -----------      -----------      ----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD .................................              3      3,859,554             12%             87%                85%
   Uptown/Turtle Creek .................              4      1,923,527              6              98                 92
   Far North Dallas ....................              7      1,897,695              6              94                 75
   Las Colinas .........................              4      1,273,662              4              97                 84
   Richardson/Plano ....................              5        719,267              2              84                 79
   Stemmons Freeway ....................              1        634,381              2              88                 89
   LBJ Freeway .........................              2        453,018              1              96(6)              88
                                             ----------     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average .........             26     10,761,104             34%             91%                84%
                                             ----------     ----------     ----------      ----------         ----------

FORT WORTH
   CBD .................................              1        954,895              3%             95%                84%
                                             ----------     ----------     ----------      ----------         ----------

HOUSTON
   CBD .................................              3      2,764,418              9%             94%(6)             97%
   Richmond-Buffalo Speedway ...........              6      2,735,030              9              91(6)              92
   West Loop/Galleria ..................              4      1,677,293              5              86                 94
   The Woodlands .......................              7        487,320              2              99                 97
   Katy Freeway ........................              2        975,316              3              75(6)              86
                                             ----------     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average .........             22      8,639,377             27%             89%                94%
                                             ----------     ----------     ----------      ----------         ----------

AUSTIN
   CBD .................................              4      1,584,530              5%             94%(6)             98%
   Northwest ...........................              1        232,301              1              89(6)              82
   Southwest ...........................              1         99,895              0              97                 98
                                             ----------     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average .........              6      1,916,726              6%             93%                93%
                                             ----------     ----------     ----------      ----------         ----------

COLORADO
 DENVER
   Cherry Creek ........................              4        810,632              3%             88%(6)             83%
   CBD .................................              2        735,388              2              95                 97
   DTC .................................              1        309,862              1              98                 87
                                             ----------     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average .........              7      1,855,882              6%             93%                93%
                                             ----------     ----------     ----------      ----------         ----------

 COLORADO SPRINGS
   Colorado Springs ....................              1        252,857              1%            100%                93%
                                             ----------     ----------     ----------      ----------         ----------

LOUISIANA
 NEW ORLEANS
   CBD .................................              2      1,270,241              4%             81%(6)             87%
                                             ----------     ----------     ----------      ----------         ----------

FLORIDA
 MIAMI
   CBD .................................              1        782,686              3%             76%(6)             91%
   South Dade/Kendall ..................              2        472,236              2              93(6)              94
                                             ----------     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average .........              3      1,254,922              4%             82%                91%
                                             ----------     ----------     ----------      ----------         ----------

ARIZONA
 PHOENIX
   Downtown/CBD ........................              1        476,373              2%             95%                95%
   Camelback Corridor ..................              1         86,451              0              83(6)              97
                                             ----------     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average .........              2        562,824              2%             93%                97%
                                             ----------     ----------     ----------      ----------         ----------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown ..........................              2        536,206              2%             94%(6)             97%
                                             ----------     ----------     ----------      ----------         ----------

NEBRASKA
 OMAHA
   CBD .................................              1        409,850              1%             94%                96%
                                             ----------     ----------     ----------      ----------         ----------

NEW MEXICO
 ALBUQUERQUE
   CBD .................................              1        366,236              1%             92%                95%
                                             ----------     ----------     ----------      ----------         ----------


                                                                         WEIGHTED
                                                                         AVERAGE
                                                           WEIGHTED     OPERATING    COMPANY
                                             OPERATING      AVERAGE    PARTNERSHIP    FULL-
                                            PARTNERSHIP     QUOTED       QUOTED      SERVICE
                                              SHARE OF      MARKET       RENTAL       RENTAL
                                              OFFICE      RENTAL RATE    RATE PER    RATE PER
                                             SUBMARKET    PER SQUARE     SQUARE       SQUARE
          STATE, CITY, SUBMARKET             NRA(1)(2)    FOOT(2)(3)     FOOT(4)      FOOT(5)
          ----------------------            -----------   -----------  -----------   --------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD .................................             21%     $22.50     $25.81        $22.19
   Uptown/Turtle Creek .................             34       26.69      30.48         26.27
   Far North Dallas ....................             20       25.09      24.17         19.34
   Las Colinas .........................             12       25.95      25.80         23.09
   Richardson/Plano ....................             14       22.83      23.25         19.36
   Stemmons Freeway ....................             26       22.99      19.50         15.33
   LBJ Freeway .........................              5       24.90      22.32         19.22
                                             ----------      ------     ------        ------
     Subtotal/Weighted Average .........             18%     $24.27     $25.66        $21.87
                                             ----------      ------     ------        ------

FORT WORTH
   CBD .................................             24%     $19.99     $20.58        $15.50
                                             ----------      ------     ------        ------

HOUSTON
   CBD .................................             11%     $22.47     $23.48        $16.81
   Richmond-Buffalo Speedway ...........             56       20.43      21.43         18.17
   West Loop/Galleria ..................             13       21.98      23.04         17.51
   The Woodlands .......................            100       15.73      15.73         16.38
   Katy Freeway ........................             13       22.25      24.44         18.69
                                             ----------      ------     ------        ------
     Subtotal/Weighted Average .........             17%     $21.32     $22.42        $17.53
                                             ----------      ------     ------        ------

AUSTIN
   CBD .................................             44%     $29.02     $29.37        $21.96
   Northwest ...........................             10       26.71      25.50         21.89
   Southwest ...........................              4       26.79      25.25         21.39
                                             ----------      ------     ------        ------
     Subtotal/Weighted Average .........             23%     $28.62     $28.68        $21.92
                                             ----------      ------     ------        ------

COLORADO
 DENVER
   Cherry Creek ........................             46%     $23.99     $21.87        $19.32
   CBD .................................              7       25.85      21.75         17.42
   DTC .................................              6       25.50      26.00         23.27
                                             ----------      ------     ------        ------
     Subtotal/Weighted Average .........             11%     $24.98     $22.51        $19.27
                                             ----------      ------     ------        ------

 COLORADO SPRINGS
   Colorado Springs ....................              6%     $19.11     $19.45        $18.00
                                             ----------      ------     ------        ------

LOUISIANA
 NEW ORLEANS
   CBD .................................             14%     $16.43     $16.10        $15.86
                                             ----------      ------     ------        ------

FLORIDA
 MIAMI
   CBD .................................             23%     $28.76     $30.75        $23.30
   South Dade/Kendall ..................            100       23.75      23.75         21.50
                                             ----------      ------     ------        ------


     Subtotal/Weighted Average .........             33%     $26.87     $28.12        $22.53
                                             ----------      ------     ------        ------

ARIZONA
 PHOENIX
   Downtown/CBD ........................             27%     $23.02     $23.50        $23.88
   Camelback Corridor ..................              2       27.28      21.50         21.98
                                             ----------      ------     ------        ------
     Subtotal/Weighted Average .........             11%     $23.67     $23.19        $23.62
                                             ----------      ------     ------        ------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown ..........................            100%     $36.68     $36.68        $36.27
                                             ----------      ------     ------        ------

NEBRASKA
 OMAHA
   CBD .................................             32%     $18.61     $18.50        $15.93
                                             ----------      ------     ------        ------

NEW MEXICO
 ALBUQUERQUE
   CBD .................................             64%     $19.10     $19.50        $19.19
                                             ----------      ------     ------        ------

                                                                                               PERCENT
                                                                             PERCENT OF       LEASED AT         OFFICE
                                                              TOTAL            TOTAL         OPERATING         SUBMARKET
                                                            OPERATING        OPERATING       PARTNERSHIP        PERCENT
                                             NUMBER OF      PARTNERSHIP     PARTNERSHIP       OFFICE            LEASED/
          STATE, CITY, SUBMARKET             PROPERTIES       NRA(1)           NRA(1)        PROPERTIES       OCCUPIED(2)
          ----------------------             ----------     -----------     -----------      -----------      ----------
CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD .................              1        276,420              1%             98%                97%
                                             ----------     ----------     ----------      ----------         ----------

 SAN DIEGO
   UTC .................................              1        195,733              1%             90%(6)             87%
                                             ----------     ----------     ----------      ----------         ----------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE .........................             76     29,253,273             92%             91%                90%
                                             ==========     ==========     ==========      ==========         ==========

CLASS B OFFICE PROPERTIES
TEXAS
 DALLAS
   Central Expressway ..................              2        413,721              1%             75%                83%
   LBJ Freeway .........................              1        244,879              1              89                 85
   Far North Dallas ....................              1         40,525              0              84                 82
                                             ----------     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average .........              4        699,125              2%             81%                83%
                                             ----------     ----------     ----------      ----------         ----------

 HOUSTON
   Richmond-Buffalo Speedway ...........              4      1,551,247              5%             89%                94%
   The Woodlands .......................              5        323,747              1              99                 99
                                             ----------     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average .........              9      1,874,994              6%             91%                94%
                                             ----------     ----------     ----------      ----------         ----------
     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE .........................             13      2,574,119              8%             88%                85%
                                             ==========     ==========     ==========      ==========         ==========
     CLASS A AND CLASS B OFFICE
       PROPERTIES TOTAL/WEIGHTED
       AVERAGE..........................             89     31,827,392            100%             90%(6)             89%
                                             ==========     ==========     ==========      ==========         ==========



                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                           WEIGHTED     OPERATING    COMPANY
                                             OPERATING      AVERAGE    PARTNERSHIP    FULL-
                                            PARTNERSHIP     QUOTED       QUOTED      SERVICE
                                              SHARE OF      MARKET       RENTAL       RENTAL
                                              OFFICE      RENTAL RATE    RATE PER    RATE PER
                                             SUBMARKET    PER SQUARE     SQUARE       SQUARE
          STATE, CITY, SUBMARKET             NRA(1)(2)    FOOT(2)(3)     FOOT(4)      FOOT(5)
          ----------------------            -----------   -----------  -----------   --------
CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD .................             2%     $46.36         $42.00     $25.68
                                            ----------      ------         ------     ------

 SAN DIEGO
   UTC .................................             5%     $29.70         $26.00     $21.64
                                            ----------      ------         ------     ------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE .........................            16%     $23.63         $24.31     $20.20
                                            ==========      ======         ======     ======

CLASS B OFFICE PROPERTIES
TEXAS
 DALLAS
   Central Expressway ..................            11%     $17.41         $18.63     $14.18
   LBJ Freeway .........................             2       19.14          18.15      15.16
   Far North Dallas ....................             0       20.56          19.50      17.19
                                            ----------      ------         ------     ------
     Subtotal/Weighted Average .........             3%     $18.20         $18.51     $14.74
                                            ----------      ------         ------     ------

 HOUSTON
   Richmond-Buffalo Speedway ...........            47%     $18.74         $20.08     $14.92
   The Woodlands .......................           100       15.09          15.09      15.65
                                            ----------      ------         ------     ------
     Subtotal/Weighted Average .........            51%     $18.11         $19.22     $15.06
                                            ----------      ------         ------     ------
     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE .........................             9%     $18.13         $19.03     $14.98
                                            ==========      ======         ======     ======
     CLASS A AND CLASS B OFFICE
       PROPERTIES TOTAL/WEIGHTED
       AVERAGE..........................            15%     $23.19         $23.88     $19.79(7)
                                            ==========      ======         ======     ======


--------------------------------

       (1)    NRA means net rentable area in square feet.

       (2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar/Jamison, (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway and Central Expressway, Fort Worth CBD and the New Orleans CBD submarkets), The Baca Group (for the Houston Richmond-Buffalo Speedway, CBD and West Loop/Galleria and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CB Richard Ellis (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and DTC submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD, Camelback Corridor and San Francisco South of Market/CBD submarkets), Grubb and Ellis Company and the Company (for the Washington D.C. Georgetown submarket), Grubb and Ellis/Pacific Realty Group, Inc. (for the Omaha CBD submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and CoStar/John Burnham (for the San Diego UTC submarket).

       (3) Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of Operating Partnership Office Properties in the submarket.

       (4) For Office Properties, represents weighted average rental rates per square foot quoted by the Operating Partnership as of September 30, 1999, based on total net rentable square feet of Operating Partnership Office Properties in the submarket, adjusted, if necessary, based on management estimates, to equivalent full-service quoted rental rates to facilitate comparison to weighted average Class A or Class B, as the case may be, quoted submarket rental rates per square foot. These rates do not necessarily represent the amounts at which available space at the Operating Partnership's Office Properties will be leased.

       (5) Calculated based on base rent payable for Operating Partnership Office Properties in the submarket as of September 30, 1999, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from tenants, divided by total net rentable square feet of Operating Partnership Office Properties in the submarket.

       (6) Leases have been executed at certain Properties in these submarkets but had not commenced as of September 30, 1999. If such leases had commenced as of September 30, 1999, the percent leased for all Office Properties in the Operating Partnership's submarkets would have been 92%. The total percent leased for these Class A Operating Partnership's submarkets would have been as follows: Dallas LBJ Freeway - 99%; Houston CBD - 97%; Houston Richmond - Buffalo Speedway - 93%; Houston Katy Freeway - 84%; Austin CBD - 97%; Austin Northwest - 100%; Denver Cherry Creek -- 97%; New Orleans CBD - 84%; Miami CBD - 80%; Miami South Dade/Kendall - 96%; Phoenix Camelback Corridor - 100%; Washington D.C. Georgetown - 97%; and San Diego UTC - 93%.

       (7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of September 30, 1999, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $20.27.

         The following table shows, as of September 30, 1999, the principal businesses conducted by the tenants at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the tenants.

                                          Percent of
     Industry Sector                     Leased Sq. Ft.
     ---------------                     --------------
Professional Services (1)                    25%
Energy(2)                                    20
Financial Services (3)                       19
Technology                                    7
Telecommunications                            6
Medical                                       3
Government                                    3
Food Service                                  3
Manufacturing                                 2
Retail                                        2
Other(4)                                     10
                                            ---
Total Leased                                100%
                                            ===

-----------------------
(1) Includes legal, accounting, engineering, architectural, and advertising services.

(2) Of the 20% of energy tenants at the Operating Partnership's Office Properties, 64% are located in Houston, 24% are located in Dallas, 7% are located in Denver and 5% are located in New Orleans. Of the 64% of energy tenants located in Houston (approximately 3.8 million square feet), 71% (approximately 2.7 million square feet) are obligated under long-term leases (expiring in 2003 or later).

(3) Includes banking, title and insurance, and investment services (4) Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of September 30, 1999 for the Operating Partnership's total Office Properties and for Dallas and Houston, Texas, individually, for each of the ten years beginning with the remainder of 1999, assuming that none of the tenants exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES

                                                                                                     PERCENTAGE
                                                                                                     OF TOTAL
                                           NET RENTABLE          PERCENTAGE OF                        ANNUAL          ANNUAL FULL-
                                               AREA               LEASED NET          ANNUAL        FULL-SERVICE       SERVICE RENT
                             NUMBER OF      REPRESENTED         RENTABLE AREA       FULL-SERVICE        RENT           PER SQUARE
                           TENANTS WITH     BY EXPIRING         REPRESENTED BY       RENT UNDER     REPRESENTED        FOOT OF NET
      YEAR OF LEASE          EXPIRING         LEASES               EXPIRING           EXPIRING      BY EXPIRING       RENTABLE AREA
       EXPIRATION             LEASES       (SQUARE FEET)            LEASES            LEASES(1)        LEASES            EXPIRING(1)
-----------------------    -------------   --------------       --------------      ------------    ------------      ------------
1999 ..................              265        1,480,500(2)              5.2%      $ 29,227,027             4.9%     $      19.74
2000 ..................              435        3,362,913                11.8         66,143,069            11.0             19.67
2001 ..................              410        3,767,545                13.2         72,397,518            12.0             19.22
2002 ..................              389        3,905,953                13.7         82,048,599            13.6             21.01
2003 ..................              292        2,872,387                10.1         55,945,333             9.3             19.48
2004 ..................              256        3,969,431                13.9         84,109,748            14.0             21.19
2005 ..................               86        2,414,756                 8.5         53,752,790             8.9             22.26
2006 ..................               39          837,593                 2.9         18,544,371             3.1             22.14
2007 ..................               36        1,317,982                 4.6         30,142,040             5.0             22.87
2008 ..................               31        1,096,600                 3.8         27,243,636             4.5             24.84
2009 and thereafter ...               35        3,461,922                12.3         82,243,893            13.7             23.76
                            ------------     ------------        ------------       ------------    ------------      ------------
Totals ................            2,274       28,487,582(3)            100.0%(3)   $601,798,024           100.0%     $      21.12
                            ============     ============        ============       ============    ============      ============

---------------------

       (1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

       (2) As of September 30, 1999, leases have been signed for approximately 1,240,275 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after September 30, 1999.

       (3) Reconciliation to the Operating Partnership's total office net rentable area is as follows:

                                             SQUARE FEET            PERCENTAGE OF TOTAL
                                             -----------            -------------------
Square footage leased to tenants             28,487,582                    89.5%
Square footage used for
  management offices, building use,
  and remeasurement adjustments                 291,685                     0.9


Square footage vacant                         3,048,125                     9.6
                                             ----------                   -----

Total net rentable square footage            31,827,392                   100.0%
                                             ==========                   =====


DALLAS OFFICE PROPERTIES

                                                                                                     PERCENTAGE
                                                                                                     OF TOTAL
                                           NET RENTABLE          PERCENTAGE OF                        ANNUAL          ANNUAL FULL-
                                               AREA               LEASED NET          ANNUAL        FULL-SERVICE       SERVICE RENT
                             NUMBER OF      REPRESENTED         RENTABLE AREA       FULL-SERVICE        RENT           PER SQUARE
                           TENANTS WITH     BY EXPIRING         REPRESENTED BY       RENT UNDER     REPRESENTED        FOOT OF NET
      YEAR OF LEASE          EXPIRING         LEASES               EXPIRING           EXPIRING      BY EXPIRING       RENTABLE AREA
       EXPIRATION             LEASES       (SQUARE FEET)            LEASES            LEASES(1)        LEASES            EXPIRING(1)
-----------------------    -------------   --------------       --------------      ------------    ------------      ------------
1999 ..................               94          652,502(2)            6.3%        $ 14,980,885          6.5%            $22.96
2000 ..................              168        1,767,381              17.1           36,777,285         15.8              20.81
2001 ..................              141        1,164,912              11.3           24,688,999         10.6              21.19
2002 ..................              115        1,031,775              10.0           24,975,464         10.8              24.21
2003 ..................               88        1,158,667              11.2           22,694,047          9.8              19.59
2004 ..................               80          867,285               8.4           21,828,912          9.4              25.17
2005 ..................               20        1,199,492              11.6           25,588,845         11.0              21.33
2006 ..................               13          223,326               2.2            5,784,130          2.5              25.90
2007 ..................               13          558,608               5.4           13,529,447          5.8              24.22
2008 ..................               11          571,209               5.5           14,113,446          6.1              24.71
2009 and thereafter ...                9        1,132,649              11.0           27,128,918         11.7              23.95
                            ------------     ------------            ------         ------------       ------             ------
Totals ................              752       10,327,806             100.0%        $232,090,378        100.0%            $22.47
                            ============     ============            ======         ============       ======             ======


-----------------------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

(2) As of September 30, 1999, leases have been signed for approximately 364,193 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after September 30, 1999.

HOUSTON OFFICE PROPERTIES

                                                                                                     PERCENTAGE
                                                                                                     OF TOTAL
                                           NET RENTABLE          PERCENTAGE OF                        ANNUAL          ANNUAL FULL-
                                               AREA               LEASED NET          ANNUAL        FULL-SERVICE       SERVICE RENT
                             NUMBER OF      REPRESENTED         RENTABLE AREA       FULL-SERVICE        RENT           PER SQUARE
                           TENANTS WITH     BY EXPIRING         REPRESENTED BY       RENT UNDER     REPRESENTED        FOOT OF NET
      YEAR OF LEASE          EXPIRING         LEASES               EXPIRING           EXPIRING      BY EXPIRING       RENTABLE AREA
       EXPIRATION           LEASES       (SQUARE FEET)            LEASES            LEASES(1)        LEASES            EXPIRING(1)
-----------------------  -------------   --------------       --------------      ------------    ------------      ------------
1999 ..................        86            628,679(2)            6.7%            $10,015,829        5.6%              $15.93

2000 ..................       136            783,040               8.3              12,458,252        7.0                15.91

2001 ..................       132          1,658,458              17.6              28,467,363       16.0                17.16

2002 ..................       149          1,166,984              12.4              21,245,614       11.9                18.21

2003 ..................        98            878,917               9.3              15,795,847        8.9                17.97

2004 ..................        86          1,697,124              18.0              31,698,292       17.8                18.68

2005 ..................        18            194,584               2.1               3,731,596        2.1                19.18

2006 ..................         9            310,229               3.3               5,823,114        3.3                18.77

2007 ..................         6            476,874               5.1               9,434,382        5.3                19.78

2008 ..................         7            183,719               2.0               3,238,829        1.8                17.63

2009 and thereafter ...        10          1,437,952              15.2              36,288,800       20.3                25.24
                         --------          ---------          --------            ------------    -------               ------
Totals.................       737          9,416,560             100.0%           $178,197,918      100.0%              $18.92
                         ========          =========          ========            ============    =======               ======

---------------------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

(2) As of September 30, 1999, leases have been signed for approximately 554,939 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after September 30, 1999.

RETAIL PROPERTIES

         The Operating Partnership owns seven Retail Properties, which in the aggregate contain approximately 779,000 net rentable square feet. Four of the Retail Properties, The Woodlands Retail Properties, with an aggregate of approximately 358,000 net rentable square feet (remeasured), are located in The Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas. The Operating Partnership has a 75% limited partner interest and an approximately 10% indirect general partner interest in the partnership that owns The Woodlands Retail Properties. Two of the Retail Properties, Las Colinas Plaza, with approximately 135,000 net rentable square feet, and The Crescent Atrium with approximately 95,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of September 30, 1999, the Retail Properties were 95% leased.

HOTEL PROPERTIES

HOTEL PROPERTIES TABLES

         The following table shows certain information for the nine months ended September 30, 1999 and 1998, about the Operating Partnership's Hotel Properties. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure their performance based on available guest nights.


                                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ------------------------------------------------------
                                                                           AVERAGE            AVERAGE            REVENUE PER
                                                 YEAR                     OCCUPANCY            DAILY              AVAILABLE
                                               COMPLETED/                    RATE              RATE                 ROOM
                                                                        ------------       -------------       --------------
  HOTEL PROPERTY(1)         LOCATION           RENOVATED     ROOMS      1999    1998       1999     1998       1999      1998
  --------------            --------           ---------     -----      ----    ----       ----     ----       ----      ----
FULL-SERVICE/LUXURY HOTELS:

Denver Marriott City Center Denver, CO           1982/1994     613       81%      81%      $ 125    $ 126      $ 100     $ 102
Four Seasons Hotel-Houston  Houston, TX               1982     399       65       65         197      179        128       116
Hyatt Regency Albuquerque   Albuquerque, NM           1990     395       69       70         105      102         72        71
Omni Austin Hotel           Austin, TX                1986     362(2)    79       80         123      114         96        90
Hyatt Regency Beaver Creek  Avon, CO                  1989     276       75       72         254      240        191       173
Sonoma Mission Inn & Spa    Sonoma, CA      1927/1987/1997     178(3)    82       84         218      230        178       193
Ventana Country Inn         Big Sur, CA     1975/1982/1988      62       80       58(4)      371      380        297       221(4)
Renaissance Houston         Houston, TX               1975     389       63       68          94       92         59        63
                                                               ---    -----    -----       -----    -----      -----     -----
     TOTAL/WEIGHTED AVERAGE                                  2,674       73%      74%      $ 156    $ 150      $ 114     $ 110
                                                             =====    =====    =====       =====    =====      =====     =====

DESTINATION HEALTH &                                        GUEST NIGHTS
FITNESS RESORTS:                                            ------------
Canyon Ranch-Tucson         Tucson, AZ       1980              250(5)
Canyon Ranch-Lenox          Lenox, MA        1989              212(5)
                                                               ---
     TOTAL/WEIGHTED AVERAGE                                    462       88%(6)   87%(6)   $529(7)  $493(7)    $ 446(8)  $414(8)
                                                               ===       ==       ==       ====     ====       =====     ====

-----------------------

(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased all of the Hotel Properties, except the Omni Austin Hotel, to COI pursuant to long term leases. As of January 1, 1999, the Omni Austin Hotel is leased pursuant to a separate long term lease to an unrelated third party.
(2) As of September 30, 1999, 48 condominiums have been converted to hotel suites.
(3) In February 1999, 20 rooms were taken out of commission for construction of the spa.
(4) Temporarily closed from February 1, 1998 through May 1, 1998 due to flooding in the region, affecting the roadway passage to the hotel.
(5) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.
(6) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.
(7) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.
(8) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

REFRIGERATED STORAGE PROPERTIES

REFRIGERATED STORAGE PROPERTIES TABLE

         The following table shows the number and aggregate size of Refrigerated Storage Properties leased to the newly formed partnership, the Refrigerated Storage Operating Partnership, by state as of September 30, 1999:

                                 TOTAL CUBIC          TOTAL
                                   FOOTAGE         SQUARE FEET                                  TOTAL CUBIC      TOTAL
                  NUMBER OF          (IN              (IN                       NUMBER OF         FOOTAGE     SQUARE FEET
     STATE       PROPERTIES(1)    MILLIONS)         MILLIONS)       STATE      PROPERTIES(1)   (IN MILLIONS)  (IN MILLIONS)
     -----      --------------  ------------       -----------    ----------  --------------   -------------  ------------
Alabama               4                9.4              0.3     Mississippi         1                 4.7          0.2
Arizona               1                2.9              0.1     Missouri(2)         2                37.9          2.2
Arkansas              6               33.1              1.0     Nebraska            2                 4.4          0.2
California            9               28.6              1.1     New York            1                11.8          0.4
Colorado              2                3.4              0.1     North Carolina      3                 8.5          0.3
Florida               5                7.5              0.3     Oklahoma            2                 2.1          0.1
Georgia               7               44.5              1.6     Oregon              6                40.4          1.7
Idaho                 2               18.7              0.8     Pennsylvania        2                27.4          0.9
Illinois              2               11.6              0.4     South Carolina      1                 1.6          0.1
Indiana               1                9.1              0.3     South Dakota        1                 2.9          0.1
Iowa                  2               12.5              0.5     Tennessee           3                10.6          0.4
Kansas                2                5.0              0.2     Texas               2                 6.6          0.2
Kentucky              1                2.7              0.1     Utah                1                 8.6          0.4
Maine                 1                1.8              0.2     Virginia            2                 8.7          0.3
Massachusetts         6               15.2              0.7     Washington          6                28.7          1.1
                                                                Wisconsin           3                17.4          0.7
                                                                                -----             -------       ------

                                                                TOTAL              89(3)            428.3(3)      17.0(3)
                                                                                =====             =======       ======

-----------------------------
(1) As of September 30, 1999, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly owned real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by the recently formed Refrigerated Storage Operating Partnership, in which the Operating Partnership has no interest. The Operating Partnership holds an indirect 39.6% interest in the Refrigerated Storage Partnerships which are entitled to receive lease payments (base rent and percentage rent) from the Refrigerated Storage Operating Partnership.
(2) Missouri has an underground storage facility, with approximately 33.1 million cubic feet.
(3) As of September 30, 1999, the Refrigerated Storage Operating Partnership operated 103 refrigerated storage properties with an aggregate of approximately 514.4 million cubic feet (19.8 million square feet).

RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table shows certain information as of September 30, 1999, relating to the Residential Development Properties.

                                                                                                            AVERAGE
                                                                                                            CLOSED
                                                                                        TOTAL      TOTAL     SALE
                   RESIDENTIAL                                RESIDENTIAL    TOTAL    LOTS/UNITS LOTS/UNITS  PRICE
  RESIDENTIAL      DEVELOPMENT                                DEVELOPMENT    LOTS/    DEVELOPED   CLOSED      PER
  DEVELOPMENT      PROPERTIES      TYPE OF                    CORPORATION'S  UNITS      SINCE      SINCE      LOT/
CORPORATION (1)       (RDP)         RDP(2)      LOCATION      OWNERSHIP %   PLANNED   INCEPTION  INCEPTION  UNIT($)(3)
---------------    -----------   ---------    -----------    ------------- --------  ---------- ---------- -----------
Desert Mountain   Desert Mountain   SF        Scottsdale, AZ      93.0%     2,665       2,210      1,900     470,000(3)
    Development                                                            ------      ------     ------
    Corp.

The Woodlands     The Woodlands     SF        The Woodlands, TX   42.5%    36,845      21,356     20,182      49,554
    Land Company                                                           ------      ------     ------
    Inc.

Crescent          Villa Montane
    Development      Townhomes      TH        Avon, CO            30.0%        27(6)       27         25   1,125,000
    Management    Villa Montane
    Corp.            Club           TS        Avon, CO            30.0%        38          38         37      60,000(7)
                  Deer Trail        SFH       Avon, CO            60.0%        16(6)        8          8   2,930,000
                  Buckhorn
                     Townhomes      TH        Avon, CO            60.0%        24(6)       19         19   1,300,000
                  Bear Paw Lodge    CO        Avon, CO            60.0%        53(6)        7          7   1,675,000
                  Eagle Ranch       SF        Eagle, CO           60.0%     1,100(6)        -          -         N/A
                  Main Street
                     Junction       CO        Breckenridge, CO    60.0%        36(6)        -          -         N/A
                  Riverbend/
                     Valleydale     SF        Charlotte, NC       60.0%       915(6)        -          -         N/A
                  Three Peaks
                     (Eagle's Nest) SF        Silverthorne, CO    30.0%       391(6)       36         36     213,000
                                                                           ------      ------     ------
TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                                 2,600         135        132
                                                                           ------      ------     ------

Mira Vista        Mira Vista        SF        Fort Worth, TX     100.0%       757         693        539      98,000
    Development   The Highlands     SF        Breckenridge, CO    12.3%       750         317        305     143,000
    Corp.                                                                  ------      ------     ------

TOTAL MIRA VISTA DEVELOPMENT CORP.                                          1,507       1,010        844
                                                                           ------      ------     ------

Houston Area      Falcon Point   SF           Houston, TX        100.0%     1,205         556        512      31,000
    Development   Spring Lakes   SF           Houston, TX        100.0%       536         161         98      28,000
    Corp.                                                                  ------      ------     ------

TOTAL HOUSTON AREA DEVELOPMENT CORP.                                        1,741         717        610
                                                                           ------      ------     ------

               TOTAL                                                       45,358      25,428     23,668
                                                                           ======      ======     ======


                   RESIDENTIAL                      RANGE OF
  RESIDENTIAL      DEVELOPMENT                      PROPOSED
  DEVELOPMENT      PROPERTIES      TYPE OF         SALE PRICES
CORPORATION (1)       (RDP)         RDP(2)       PER LOT/UNIT ($)(4)
---------------    -----------   ---------      -------------------
Desert Mountain   Desert Mountain   SF         375,000  -  3,000,000(5)
    Development
    Corp.

The Woodlands     The Woodlands     SF          15,300  -    500,000
    Land Company
    Inc.

Crescent          Villa Montane
    Development      Townhomes      TH       1,325,000  -  1,355,000
    Management    Villa Montane
    Corp.            Club           TS          18,000  -    150,000(7)
                  Deer Trail        SFH      2,695,000  -  4,075,000
                  Buckhorn
                     Townhomes      TH       1,420,000  -  1,870,000
                  Bear Paw Lodge    CO         665,000  -  2,025,000
                  Eagle Ranch       SF          80,000  -    150,000
                  Main Street
                     Junction       CO         300,000  -    580,000
                  Riverbend/
                     Valleydale     SF          23,000  -     30,000
                  Three Peaks
                     (Eagle's Nest) SF         135,000  -    425,000

TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP


Mira Vista        Mira Vista        SF          50,000  -    265,000
    Development   The Highlands     SF          55,000  -    450,000
    Corp.

TOTAL MIRA VISTA DEVELOPMENT CORP.

Houston Area      Falcon Point   SF             22,000  -     60,000
    Development   Spring Lakes   SF             22,000  -     33,000
    Corp.

TOTAL HOUSTON AREA DEVELOPMENT CORP.

-----------------------------------------

(1) The Operating Partnership has an approximately 95%, 95%, 90%, 94%, and 94%, ownership interest in Desert Mountain Development Corporation, The Woodlands Land Company, Inc., Crescent Development Management Corp., Mira Vista Development Corp., and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.
(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); TS (Timeshare); and SFH (Single Family Homes).
(3) Based on Lots/Units closed during the Operating Partnership's ownership period.
(4)  Based on existing inventory of developed lots and lots to be developed.
(5)  Includes golf membership, which for 1999, is approximately $175,000.
(6) As of September 30, 1999, 1 unit was under contract at Villa Montane Townhomes representing $1.3 million in sales, 2 units were under contract at Deer Trail representing $5.5 million in sales, 5 units were under contract at Buckhorn Townhomes representing $7.9 million in sales, 27 units were under contract at Bear Paw Lodge representing $34.0 million in sales, 148 lots were under contract at Eagle Ranch representing $18.9 million in sales, 16 units were under contract at Main Street Junction representing $7.4 million in sales, 244 lots (bulk sale undeveloped lots) were under contract at Valleydale representing $1.5 million in sales, and 56 lots were under contract at Three Peaks representing $12.9 million in sales.
(7)  Represents amounts per timeshare (1/20 of a timeshare unit).

BEHAVIORAL HEALTHCARE PROPERTIES

BEHAVIORAL HEALTHCARE PROPERTIES TABLE

         The following table shows the number of properties and beds by state of the 87 Behavioral Healthcare Properties as of September 30, 1999:

                    NUMBER OF      NUMBER OF                         NUMBER OF        NUMBER OF
    STATE        PROPERTIES(1)(2)    BEDS            STATE        PROPERTIES(1)(2)       BEDS
    -----        ----------------  ---------         -----        ----------------    ---------
Alabama                         1         70     Mississippi                     2          217
Arkansas                        2        109     North Carolina                  4          410
Arizona                         2        170     New Hampshire                   2          100
California                      8        649     New Jersey                      1          150
Delaware                        1         72     Nevada                          1           84
Florida                        12        648     Pennsylvania                    1          169
Georgia                        15        986     South Carolina                  3          248
Indiana                         7        517     Tennessee                       1          204
Kansas                          2        160     Texas                           9          816
Kentucky                        3        251     Utah                            2          196
Maryland                        1          0     Virginia                        3          285
Minnesota                       1         40     Wisconsin                       2          160
Missouri                        1         96                                 -----        -----

                                                 TOTAL                          87        6,807
                                                                             =====        =====


-------------------

(1) The Behavioral Healthcare Properties include 87 properties in 25 states that are leased to CBHS. One property was sold in January 1999. CBHS was formed to operate the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan, 90% of common shares and 100% preferred shares by COI.

(2)  The property in Louisiana was closed in the second quarter of 1999.

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

         For non-IT systems, the Operating Partnership has completed its comprehensive review of computer hardware and software in mechanical systems and has developed a program to repair or replace non-IT systems that are not year 2000 compliant. As of November 1, 1999, approximately 99% of the systems have been deemed compliant based upon manufacturers' statements, and the combined research efforts of a retained outside specialist company, retained technology consultants, and third party vendors. The remaining 1% have been reviewed and plans are in place to upgrade or remediate these systems prior to November 30, 1999. Management does not believe that the resolution of any problems with respect to these systems will have a material adverse effect on the Operating Partnership's financial condition or results of operations. The Operating Partnership's non-IT systems or embedded technology are primarily property-related and include escalator and elevator service, building automation (e.g., energy management and HVAC systems), security access systems, fire and life safety systems.

         The Operating Partnership believes that potential exposure lies with third parties, such as its tenants, vendors, financial institutions and the Operating Partnership's transfer agent and unaffiliated joint venture partners. The Operating Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash, its transfer agent to maintain and track investor information, its vendors for day-to-day services and its unaffiliated joint venture partners for operations and management of certain of the Operating Partnership's Properties. If any of these third parties are unable to meet their obligations to the Operating Partnership because of the year 2000 problem, such a failure may have a material adverse effect on the financial condition or results of operations of the Operating Partnership. The Operating Partnership is actively pursuing information from third parties regarding their year 2000 compliance status. As of November 1, 1999, 97% of the third parties who have responded to inquiries are either compliant, are employing plans to bring themselves into compliance, or do not have any issues with year 2000 date sensitivity. Although the Operating Partnership continues to work with third parties in order to attempt to eliminate its year 2000 concerns, the cost and timing of the third party year 2000 compliance is not within the Operating Partnership's control, and no assurance can be given with respect to the cost and timing of these third-party efforts or the potential effects of any failure to comply.

         The majority of the work performed to date has been performed by employees of the Operating Partnership without significant additional cost to the Operating Partnership. The Operating Partnership currently estimates that the total cost to repair and replace IT and non-IT systems that are not year 2000 compliant (not including costs associated with the Operating Partnership's normal upgrade and replacement process) will be approximately $1.2 million. Management does not believe that such estimated total cost will have a material adverse effect on the Operating Partnership's financial condition or results of operations.

         The Operating Partnership currently believes that it will have performed all year 2000 compliance testing and completed its remedial measures on its IT and non-IT systems on or before November 30, 1999. Based on the progress the Operating Partnership has made in addressing the Operating Partnership's year 2000 issues and its plan and timeline to complete its compliance program, at this time, the Operating Partnership does not foresee significant risks associated with the Operating Partnership's year 2000 compliance. Management does not believe that the year 2000 issue will pose significant problems in its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material adverse effect on the Operating Partnership's financial condition or results of operations. Management believes that the year 2000 risks to the Operating Partnership's financial condition or results of operations associated with a failure of non-IT systems is immaterial, due to the fact that each of the Operating Partnership's Properties has, for the most part, separate non-IT systems. Accordingly, a year 2000 problem that is experienced at one Property generally should have no effect on the other Operating Partnership Properties. In addition, management believes that the Operating Partnership has sufficient time to correct those system problems within its control before the year 2000. Because the Operating Partnership's major source of income is rental payments under long-term leases, a failure of the Operating Partnership's mission-critical IT systems is not expected to have a material adverse effect on the Operating Partnership's financial condition or results of operations. Even if the Operating Partnership were to experience problems with its IT systems, the payment of rent under the leases would not be excused. In addition, the Operating Partnership expects to correct those IT system problems within its control before the year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Operating Partnership's use of financial instruments, such as debt instruments, subject the Operating Partnership to market risk which may affect the Operating Partnership's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Operating Partnership manages its market risk by attempting to match anticipated inflow of cash from its operating, investment and financing activities with anticipated outflow of cash to fund debt payments, distributions to shareholders, investments, capital expenditures and other cash requirements. The Operating Partnership does not enter into financial instruments for trading purposes.

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Operating Partnership's variable-rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

Interest Rate Risk

         The Operating Partnership's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Operating Partnership had total outstanding debt of approximately $2.7 billion at September 30, 1999, of which approximately $1.2 billion, or 44%, was variable rate debt. The weighted average interest rate on such variable rate debt was 7.64% as of September 30, 1999. A 10% (76.4 basis point) increase in the weighted average interest rate on such variable rate debt would result in an annual decrease in net income and cash flows of approximately $9.2 million based on the variable rate debt outstanding as of September 30, 1999, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (76.4 basis point) decrease in the weighted average interest rate on such variable rate debt would result in an annual increase in net income and cash flows of approximately $9.2 million based on the variable rate debt outstanding as of September 30, 1999, as a result of the decreased interest expense associated with the change in rate.

         Effective September 1, 1999, the Operating Partnership entered into a four-year interest rate swap agreement for a notional amount of $200 million. The swap agreement is designed to mitigate the impact of changes in interest rates on $200 million of the Operating Partnership's $1.2 billion of variable rate debt.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

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

             10.01 Noncompetition Agreement of Richard E. Rainwater, as assigned to the Registrant on May 5, 1994 (filed as Exhibit 10.02 to the Annual Report on Form 10-K for the Fiscal year ended December 31, 1997 (the "Company 1997 10-K") of the Company and incorporated herein by reference)

             10.02 Noncompetition Agreement of John C. Goff, as assigned to the Registrant on May 5, 1994 (filed as Exhibit 10.03 to the Company 1997 10-K and incorporated herein by reference)

             10.03 Employment Agreement of John C. Goff, as assigned to the Registrant on May 5, 1997, and as further amended (the "Goff Employment Agreement") (filed as Exhibit 10.05 to the Company 1997 10-K and incorporated herein by reference)

             10.04 Amendment No. 5 to the Goff Employment Agreement, dated March 10, 1998 (filed as Exhibit 10.29 to the Form S-4 and incorporated herein by reference)

             10.05 Employment Agreement of Gerald W. Haddock, as assigned to the Registrant on May 5, 1994, and as further amended (the "Haddock Employment Agreement") (filed as Exhibit 10.06 to the Company 1997 10-K and incorporated herein by reference)

             10.06 Amendment No. 5 to the Haddock Employment Agreement, dated March 1, 1999 (filed as Exhibit 10.09 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of the Company (the "Company 1998 10-K") and incorporated herein by reference)

             10.07 Form of Officer's and Trust Managers' Indemnification Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit 10.07 to the Form S-4 and incorporated herein by reference)

             10.08 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit 10.07 to the Registration Statement on Form S-11 (File No. 33-75188) of the Company and incorporated by reference)

             10.09 Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed as Exhibit 10.12 to the Company 1998 10-K and incorporated herein by reference)

             10.10 Second Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit
                      10.13 to the Form S-4 and incorporated herein by reference)

             10.11 Amended and Restated 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit
                      99.01 to the Registration Statement on Form S-8 (File No. 333-3452) of the Company and incorporated herein by reference)

             10.12 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit 10.01 to the Current Report on Form 8-K dated and filed September 27, 1996 of the Company and incorporated herein by reference)

             10.13 Master Lease Agreement, dated June 16, 1997, as amended, between Crescent Real Estate Funding VII, L.P. and Charter Behavioral Health Systems, LLC and its subsidiaries, relating to the Behavioral Healthcare Properties (filed as Exhibit 10.27 to the Company 1997 10-K and incorporated herein by reference)

             10.14 Fifth Amended and Restated Revolving Credit Agreement, dated June 30, 1998 among the Registrant, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the Company 2Q 1998 10-Q and incorporated herein by reference)

             10.15 Intercompany Agreement, dated June 3, 1997, between the Registrant and Crescent Operating, Inc. (filed as Exhibit
                      10.2 to the Registration Statement on Form S-1 (File No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

             10.16 Agreement dated June 11, 1999 by and between Gerald W. Haddock and Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership and Crescent Real Estate Equities, Ltd. (filed as Exhibit No.
                      10.19 to the Company 2Q 1999 10-Q and incorporated herein by reference)

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


                               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP

                               By: Crescent Real Estate Equities, Ltd.,
                                   its General Partner


                                        /s/ John C. Goff
Date: November 15, 1999                 ----------------------------------------
      ------------------                John C. Goff, President and Chief
                                        Executive Officer






                                        /s/ Jerry R. Crenshaw
Date:    November 15, 1999              ----------------------------------------
         ------------------             Jerry R. Crenshaw, Senior Vice President
                                        and Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

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

10.02 Noncompetition Agreement of John C. Goff, as assigned to the Registrant on May 5, 1994 (filed as Exhibit 10.03 to the Company 1997 10-K and incorporated herein by reference)

10.03    Employment Agreement of John C. Goff, as assigned to the Registrant on
         May 5, 1997, and as further amended (the "Goff Employment Agreement")
         (filed as Exhibit 10.05 to the Company 1997 10-K and incorporated herein by reference)

10.04    Amendment No. 5 to the Goff Employment Agreement, dated March 10, 1998
         (filed as Exhibit 10.29 to the Form S-4 and incorporated herein by reference)

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
10.05    Employment Agreement of Gerald W. Haddock, as assigned to the
         Registrant on May 5, 1994, and as further amended (the "Haddock
         Employment Agreement") (filed as Exhibit 10.06 to the Company 1997 10-K and incorporated herein by reference)

10.06    Amendment No. 5 to the Haddock Employment Agreement, dated March 1,
         1999 (filed as Exhibit 10.09 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of the Company (the "Company 1998
         10-K") and incorporated herein by reference)

10.07 Form of Officer's and Trust Managers' Indemnification Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit 10.07 to the Form S-4 and incorporated herein by reference)

10.08 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit 10.07 to the Registration Statement on Form S-11 (File No.
         33-75188) of the Company and incorporated by reference)

10.09    Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k)
         Plan, as amended (filed as Exhibit 10.12 to the Company 1998 10-K and incorporated herein by reference)

10.10    Second Amended and Restated 1995 Crescent Real Estate Equities Company
         Stock Incentive Plan (filed as Exhibit 10.13 to the Form S-4 and incorporated herein by reference)

10.11    Amended and Restated 1995 Crescent Real Estate Equities Limited
         Partnership Unit Incentive Plan (filed as Exhibit 99.01 to the
         Registration Statement on Form S-8 (File No. 333-3452) of the Company and incorporated herein by reference)

10.12    1996 Crescent Real Estate Equities Limited Partnership Unit Incentive
         Plan (filed as Exhibit 10.01 to the Current Report on Form 8-K dated and filed September 27, 1996 of the Company and incorporated herein by reference)

10.13    Master Lease Agreement, dated June 16, 1997, as amended, between
         Crescent Real Estate Funding VII, L.P. and Charter Behavioral Health
         Systems, LLC and its subsidiaries, relating to the Behavioral
         Healthcare Properties (filed as Exhibit 10.27 to the Company 1997 10-K and incorporated herein by reference)

10.14    Fifth Amended and Restated Revolving Credit Agreement, dated June 30,
         1998 among the Registrant, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the Company 2Q 1998 10-Q and incorporated herein by reference)

10.15    Intercompany Agreement, dated June 3, 1997, between the Registrant and
         Crescent Operating, Inc. (filed as Exhibit 10.2 to the Registration
         Statement on Form S-1 (File No. 333-25223) of Crescent Operating, Inc.
         and incorporated herein by reference)

10.16    Agreement dated June 11, 1999 by and between Gerald W. Haddock and
         Crescent Real Estate Equities Company, Crescent Real Estate Equities
         Limited Partnership and Crescent Real Estate Equities, Ltd. (filed as
         Exhibit No. 10.19 to the Company 2Q 1999 10-Q and incorporated herein by reference)

27.01    Financial Data Schedule (filed herewith)