Form 10-K
period 1999-12-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 2000-04-14
CIK 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
     (Mark One)

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-13038

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  TEXAS                                     75-2531304
---------------------------------------------         ----------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
            or organization)                          Identification Number)

              777 Main Street, Suite 2100, Fort Worth, Texas 76102
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (817) 321-2100
                                                           --------------

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

                                    YES     X      NO
                                        -------      -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 24, 2000, the aggregate market value of the 59,115,118 units of limited partnership interest and 8,000,000 preferred units of the registrant held by non-affiliates of the registrant was approximately $2.2 billion, based upon the closing price on the New York Stock Exchange of $35 7/8 for units and $14 for preferred units of beneficial interest of Crescent Real Estate Equities Company.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Crescent Real Estate Company's 2000 Annual Meeting of Shareholders to be held in June 2000 are incorporated by reference into Part III.

                                TABLE OF CONTENTS


                                                                                                      PAGE
                                                  PART I.

Item 1.    Business..............................................................................         2
Item 2.    Properties............................................................................        16
Item 3.    Legal Proceedings.....................................................................        27
Item 4.    Submission of Matters to a Vote of Security Holders...................................        27


                                                  PART II.

Item 5.    Market for Registrant's Common Equity and Related Unitholder Matters..................        28
Item 6.    Selected Financial Data...............................................................        29
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................        30
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................        58
Item 8.    Financial Statements and Supplementary Data...........................................        60
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..................................................................       100


                                                 PART III.

Item 10.   Directors and Executive Officers of the General Partner of the Registrant.............       100
Item 11.   Executive Compensation................................................................       101
Item 12.   Security Ownership of Certain Beneficial Owners and Management........................       101
Item 13.   Certain Relationships and Related Transactions........................................       101


                                                  PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................       101

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

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

         All of the limited partners of the Operating Partnership other than the Company own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximately 89% limited partner interest has been treated as equivalent, for purposes of this report, to 60,160,990 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,975,952 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 607,687 units.

         As of December 31, 1999, the Operating Partnership's assets and operations were composed of five major investment segments:

         o   Office and Retail Segment;

         o   Hospitality Segment;

         o   Residential Development Segment;

         o   Temperature-Controlled Logistics Segment; and

         o   Behavioral Healthcare Segment.

         Within these segments, the Operating Partnership owned directly or indirectly the following real estate assets (the "Properties") as of December 31, 1999:

         o OFFICE AND RETAIL SEGMENT consisted of 89 office properties (collectively referred to as the "Office Properties") located in 31 metropolitan submarkets in nine states, with an aggregate of approximately 31.8 million net rentable square feet, and seven retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately 0.8 million net rentable square feet. See "Industry Segments - Office and Retail Segment - Recent Developments - Property Dispositions" for a description of the disposition of six of the Office Properties and four of the Retail Properties subsequent to December 31, 1999.

         o HOSPITALITY SEGMENT consisted of five upscale business class hotels with a total of 2,168 rooms, three luxury resorts and spas with a total of 516 rooms and two Canyon Ranch destination fitness resorts and spas that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties"). All Hotel Properties, except the Omni Austin Hotel, are leased to subsidiaries of Crescent Operating, Inc. ("COI"). The Omni Austin Hotel is leased to HCD Austin Corporation.

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, currently own 14 residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT (FORMERLY THE REFRIGERATED STORAGE SEGMENT) consisted of the Operating Partnership's indirect 39.6% interest in three partnerships (collectively referred to as the "Temperature-Controlled Logistics Partnerships"), each of which owns one or more corporations or limited liability companies (collectively referred to as the "Temperature-Controlled Logistics Corporations") which, as of December 31, 1999, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 428.3 million cubic feet (17.0 million square feet). This segment was restructured in 1999, and the new ownership structure was effective as of March 12, 1999.

         o BEHAVIORAL HEALTHCARE SEGMENT consisted of 88 properties in 24 states (collectively referred to as the "Behavioral Healthcare Properties") that were leased to Charter Behavioral Health Systems, LLC ("CBHS") and its subsidiaries. CBHS was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan Health Services, Inc. ("Magellan") and 90% by COI and an affiliate of COI. On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. Of the 88 Behavioral Healthcare Properties, 37 are designated as the "Core Properties" for the conduct of CBHS's business and remain subject to the master lease. Since December 31, 1999, CBHS has ceased or is planning to cease operations at the remaining 51 Behavioral Healthcare Properties which are designated as the "Non-Core Properties," and the Operating Partnership is actively marketing these Properties for sale. From January 1 through March 24, 2000, the Operating Partnership sold 11 of these Behavioral Healthcare Properties and entered into contracts or letters of intent to sell an additional six of these Behavioral Healthcare Properties. The Operating Partnership intends to sell the remaining 37 Core Behavioral Healthcare Properties or lease them to new tenants. See "Industry Segments - Behavioral Healthcare Segment" for a description of the current status of CBHS and the Operating Partnership's investment in the Behavioral Healthcare Properties.

         See Note 4. Segment Reporting of Item 8. Financial Statements and Supplementary Data for a table showing revenues and funds from operations for the years ended December 31, 1999, 1998 and 1997 and identifiable assets for each of these investment segments at December 31, 1999 and 1998.

                  BUSINESS OBJECTIVES AND OPERATING STRATEGIES

         The Operating Partnership's business objective is to provide its unitholders with attractive but predictable growth in cash flow and underlying asset value. In addition, the Operating Partnership seeks to create value by distinguishing itself as the leader in each of its investment segments through customer service and asset quality.

STRATEGIC PLAN

         In August 1999, the Operating Partnership announced a strategic plan for the years 2000 - 2002. Under the plan, the Operating Partnership is focused, during this period on increasing:

         o   net asset value per share;

         o funds from operations and cash available for distribution per share; and

         o corresponding growth rates in net asset value per share, funds from operations and cash available for distribution per share.

         The strategic plan also includes short-term goals designed to meet these objectives. These short-term goals are to:

         o   resolve the issues surrounding the Behavioral Healthcare Segment;

         o refinance 2000 and 2001 debt maturities and reduce exposure to variable-rate debt;

         o dispose of non-strategic or non-core assets within the investment segments;

         o   market certain of the Office Properties for joint ventures; and

         o   engage the Company in a share repurchase program.

OPERATING AND FINANCING STRATEGIES

         Based on management's assessment of current conditions in the real estate and financial markets, the Operating Partnership will focus in 2000 on growth in revenues from its existing Property portfolio. The Operating Partnership seeks to enhance its operating performance and financial position by:

         o continuing to operate the Office Properties as long-term investments, providing exceptional tenant services, improving occupancies, increasing in-place rents to market rates and seeking to increase revenues by providing tenants with a broad spectrum of additional services;

         o achieving a high tenant retention rate at the Office Properties through quality service, individualized attention to its tenants and active preventive maintenance programs;

         o   seeking to sell the non-core, non-strategic Office Properties;

         o seeking to sell, in cooperation with CBHS, the Non-Core Behavioral Healthcare Properties, and sell or lease the Core Behavioral Healthcare Properties;

         o seeking, over the next two years, to reduce the Operating Partnership's investment in its upscale business class Hotel Properties;

         o optimizing the use of various sources of capital, including the refinancing of existing debt and reducing exposure to variable-rate debt;

         o entering into venture arrangements with private equity partners under arrangements where the Operating Partnership would hold a minority interest in the Properties and would continue to lease and manage the Properties;

         o repurchasing and retiring up to $500 million of the Company's common shares over the next two years, which would decrease the Company's limited partner interest in the Operating Partnership, resulting in an increase in net income per unit and book value per unit;

         o entering into arrangements with other businesses, such as venture capital and technology firms, to exchange office space, which is difficult to lease due to location, size, or configuration, for an equity interest in those businesses; and

         o empowering management and employing compensation plans which are designed to continue to attract and retain the best talent available and are aligned with the interests of the Operating Partnership's unitholders.

INVESTMENT STRATEGIES

         In 2000, the Operating Partnership intends to focus primarily on assessing investment opportunities within each of its existing investment segments that are consistent with its long-term investment strategy of acquiring value investments at a significant discount to replacement cost in an environment where the Operating Partnership believes values will appreciate to or above replacement cost, and acquiring investments offering growth in cash flow after applying management skills, renovation and expansion capital, and a strategic vision.

         The Operating Partnership's investment strategies include:

         o capitalizing on the luxury resorts and spas business through (a) the formation of an investment partnership headed by one of the Operating Partnership's former executives, which will acquire new resorts that can be converted into luxury spa destinations and operated under the "Sonoma Spa Resorts" brand and (b) investments in a management company which will operate and manage the property or assets of some of the Operating Partnership's Hotel Properties as well as any new resort properties acquired by the investment partnership;

         o expansion of the Canyon Ranch franchise and capitalizing on the "Canyon Ranch" brand through the Operating Partnership's indirect approximately 20% equity ownership (the Operating Partnership has the opportunity to acquire an additional approximately 10% equity ownership through July 2000) in a management company that has all rights to develop and manage any new Canyon Ranch resorts or spa concepts, both in the United States and internationally;

         o seeking, within the Office Property segment, to provide tenants a broad spectrum of services, such as telecommunication services, by providing the vendors of those services with access to the tenants of the Operating Partnership's Office Property portfolio in exchange for potential royalty income and an equity investment;

         o seeking private equity partners for joint ventures, in which the Operating Partnership would invest for selected office property development; and

         o continuing to monetize current development through the Operating Partnership's five Residential Development Corporations, and reinvesting in other land developments as capital is returned.

                                    EMPLOYEES

         As of March 24, 2000, the Operating Partnership had 634 employees. None of these employees are covered by collective bargaining agreements. The Operating Partnership considers its employee relations to be good.

                              ENVIRONMENTAL MATTERS

         The Operating Partnership and its Properties are subject to a variety of federal, state and local environmental, health and safety laws, including:

         o Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA");

         o   Resource Conservation & Recovery Act;

         o   Federal Clean Water Act;

         o   Federal Clean Air Act;

         o   Toxic Substances Control Act; and

         o   Occupational Safety & Health Act.

         The application of these laws to a specific property that the Operating Partnership owns will be dependent on a variety of property-specific circumstances, including the former uses of the property and the building materials used at each property. Under certain environmental laws, principally CERCLA, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. They may also be held liable to a governmental entity or third parties for property damage and for investigation and clean up costs such parties incur in connection with the contamination, whether or not the owner or operator knew of, or was responsible for, the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner or operator of a site also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

         Compliance by the Operating Partnership with existing environmental, health and safety laws has not had a material adverse effect on the Operating Partnership's financial condition and results of operations, and management does not believe it will have such an impact in the future. In addition, the Operating Partnership has not incurred, and does not expect to incur any material costs or liabilities due to environmental contamination at Properties it currently owns or has owned in the past. However, the Operating Partnership cannot predict the impact of new or changed laws or regulations on its current Properties or on properties that it may acquire in the future. Except as set forth below, the Operating Partnership has no current plans for substantial capital expenditures with respect to compliance with environmental, health and safety laws.

                                INDUSTRY SEGMENTS

                            OFFICE AND RETAIL SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 1999, the Operating Partnership owned 89 Office Properties located in 31 metropolitan submarkets in nine states, with an aggregate of approximately 31.8 million net rentable square feet and seven Retail Properties with an aggregate of approximately 0.8 million net rentable square feet. The Operating

Partnership, as lessor, has retained substantially all of the risks and benefits of ownership of the Office and Retail Properties and accounts for its leases as operating leases. Additionally, the Operating Partnership provides management and leasing services for substantially all of its Office and Retail Properties. From January 1 through March 24, 2000, the Operating Partnership sold six of the Office Properties and four of the Retail Properties. See "Recent Developments - Property Dispositions" below.

         See Item 2. Properties for more information about the Operating Partnership's Office and Retail Properties, and Note 1. Organization and Basis of Presentation of Item 8. Financial Statements and Supplementary Data for a table that lists the principal subsidiaries of Crescent Real Estate Equities Company ("Crescent Equities") and the Properties owned by such subsidiaries.

MARKET INFORMATION

         The Office and Retail Properties reflect the Operating Partnership's strategy of investing in premier assets within markets that have significant potential for rental growth. In selecting the Office and Retail Properties, the Operating Partnership analyzed demographic and economic data to focus on markets expected to benefit from significant employment growth as well as corporate relocations. After identifying and analyzing attractive regional markets, the Operating Partnership selected submarkets that it believed would be the major beneficiaries of this projected growth and that would integrate a premier office environment with quality of life features such as: affordable residential housing; an environment generally well-protected from crime; effective transportation systems; a significant concentration of retailing alternatives; and cultural centers, entertainment attractions and recreational facilities. Other factors the Operating Partnership considered in selecting the submarkets in which its Office and Retail Properties are located included proximity to major airports and the relative aggressiveness of local governments in providing tax and other incentives designed to favor business. Currently, the Operating Partnership's Office and Retail Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. The southwestern markets are expected to continue experiencing some of the strongest growth in the country, being "demand-driven" markets because of high levels of in-migration by corporations and labor. Companies continue to migrate to the southwest with its friendly state and local governments, lower cost of living, outstanding transportation systems, strong educational base, and central United States location.

         Within its selected submarkets, the Operating Partnership has focused on premier locations that management believes are able to attract and retain the highest quality tenants and command premium rents. In addition, several of the Office and Retail Properties benefit from improvements made by prior owners or developers beyond what currently could be justified by expected economic returns. Examples of these improvements, which should not materially increase the future operating cost of the Properties, are the inclusion of various amenities, the use of expensive materials and the addition of extensive landscaping. Such premier locations also tend to be more stable in downward property cycles. Consistent with its long-term investment strategies, the Operating Partnership has sought transactions where it was able to acquire properties that have strong economic returns based on in-place tenancy and have a dominant position within the submarket due to quality and/or location. Accordingly, management's long-term investment strategy not only demands acceptable current cash flow return on invested capital, but also considers long-term cash flow growth prospects.

         The Operating Partnership does not depend on a single or a few major customers within the Office and Retail segment, the loss of which would have a material adverse effect on the Operating Partnership's financial condition or results of operations. Based on rental revenues from office and retail leases in effect as of December 31, 1999, no single tenant accounted for more than 4% of the Operating Partnership's total Office and Retail segment rental revenues for 1999.

         The demographic conditions, economic conditions and trends (population growth and employment growth) favoring the markets in which the Operating Partnership has invested are projected to continue to approximate or exceed the national averages (with the exception of: New Orleans, Louisiana; Omaha, Nebraska; and San Francisco, California), as illustrated in the following table. Subsequent to December 31, 1999, the Operating Partnership disposed of its Office Property located in Omaha, Nebraska and one of its two Office

Properties located in New Orleans, Louisiana and is actively marketing the remaining property in New Orleans, Louisiana for sale. See "Recent Developments
- Property Dispositions" below.


   PROJECTED POPULATION GROWTH AND EMPLOYMENT GROWTH FOR ALL COMPANY MARKETS



                                                  Population           Employment
                                                    Growth               Growth
Metropolitan Statistical Area (MSA)                1999-2009            1999-2009
------------------------------------------     -----------------    -------------------

Albuquerque, NM                                         13.9%                 24.4%
Austin, TX                                              22.7                  26.3
Colorado Springs, CO                                    12.7                  21.9
Dallas, TX                                              15.5                  20.7
Denver, CO                                              12.7                  26.0
Fort Worth, TX                                          19.2                  22.8
Houston, TX                                             15.5                  21.9
Miami, FL                                                9.3                  16.8
New Orleans, LA                                          1.4                  10.1
Omaha, NE                                                6.8                  10.7
Phoenix, AZ                                             26.8                  36.4
San Diego, CA                                           17.4                  19.7
San Francisco, CA                                        6.4                  12.9
Washington, D.C                                         10.1                  21.5
UNITED STATES                                            8.4                  13.6

-----------------

Source:  Compiled from information published by RFA/Dismal Sciences, Inc.

         The Operating Partnership applies a well-defined leasing strategy in order to capture the potential rental growth in the Operating Partnership's portfolio of Office Properties as occupancy and rental rates increase with the continued recovery of the markets and the submarkets in which the Operating Partnership has invested. The Operating Partnership's strategy has been and continues to be based in part on identifying and making its investments in submarkets in which weighted average full-service rental rates (representing base rent after giving effect to free rent and scheduled rent increases that would be taken into account under generally accepted accounting principles ("GAAP") and including adjustments for expenses payable by or reimbursed from tenants) are significantly less than weighted average full-service replacement cost rental rates (the rate management estimates to be necessary to provide a return to a developer of a comparable, multi-tenant building sufficient to justify construction of new buildings) in that submarket. In calculating replacement cost rental rates, management relies on available third-party data and its own estimates of construction costs (including materials and labor in a particular market) and assumes replacement cost rental rates are achieved at a 95% occupancy level. The Operating Partnership believes that the difference between the two rates is a useful measure of the additional revenue that the Operating Partnership may be able to obtain from a property, because the difference should represent the amount by which rental rates would be required to increase in order to justify construction of new properties. For the Operating Partnership's Office Properties, the weighted average full-service rental rate as of December 31, 1999 was $20.38 per square foot, compared to an estimated weighted average full-service replacement cost rental rate of $28.49 per square foot.

COMPETITION

         The Operating Partnership's Office Properties, primarily Class A properties located within the Southwest, individually compete against a wide range of property owners and developers, including property management companies and other REITs, that offer space in similar types of office properties (for example, Class A and Class B properties). A number of these owners and developers may own more than one property. The number and type of competing properties in a particular market or submarket could have a material effect on the Operating Partnership's ability to lease space and maintain or increase occupancy or rents in its existing Office Properties. Management believes, however, that the quality services and individualized attention that the Operating Partnership offers its tenants, together with its active preventive maintenance program and superior building locations within markets, enhance the Operating Partnership's ability to attract and retain tenants for its Office Properties. In addition, as of December 31, 1999, on a weighted average basis, the Operating Partnership owned

16% of the Class A office space in the 30 submarkets in which the Operating Partnership owned Class A office properties, and 9% of the Class B office space in the five submarkets in which the Operating Partnership owned Class B office properties. Management believes that ownership of a significant percentage of office space in a particular market offers the Operating Partnership the opportunity to reduce property operating expenses that the Operating Partnership and its tenants pay, enhancing the Operating Partnership's ability to attract and retain tenants and potentially resulting in increases in Operating Partnership net revenues.

RECENT DEVELOPMENTS

Property Dispositions

         For the year ended December 31, 1999, the Operating Partnership recognized an impairment loss of approximately $16.8 million on one Office Property held for disposition, which was sold during the first quarter of 2000. The impairment loss represented the difference between the carrying value of the Office Property and the sales price less costs of the sale. As of March 24, 2000, the Operating Partnership completed the sale of six wholly-owned Office Properties, which were included in a group of ten Office Properties held for disposition at December 31, 1999, and were actively being marketed for sale. The sales generated approximately $146.6 million of net proceeds. Excluding the impairment loss on one of the six Office Properties held for disposition at December 31, 1999, the Operating Partnership recognized a net gain of approximately $13.3 million in the first quarter of 2000, related to the sales of the other five Office Properties that were classified as held for disposition at December 31, 1999. In addition, the Operating Partnership entered into contracts relating to the sale of two additional Office Properties. The sales of the additional Office Properties are expected to close by the end of the second quarter of 2000. Management expects to complete any economically justified sales of the remaining two Office Properties held for disposition at December 31, 1999 by the end of the second quarter of 2000. Management is currently in the process of evaluating the bids for the remaining Office Properties to determine their economic viability as well as the credit-worthiness of the potential purchasers and their ability to close the transactions. The disposition of these Office Properties remains subject to the negotiation of acceptable terms and other customary conditions.

         The Woodlands Commercial Properties Company, L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (multi-family, retail, and office/venture tech portfolios) located in The Woodlands, which includes the Operating Partnership's four Retail Properties and 12 Office Properties located in The Woodlands. The sale of four Retail Properties located in the Woodlands closed on January 5, 2000, generating net proceeds of approximately $49.8 million, of which the Operating Partnership's portion was approximately $37.3 million, and a net gain of approximately $9.0 million, of which the Operating Partnership's portion was approximately $7.7 million. The sale of The Woodlands Office Properties is expected to close in the second quarter of 2000.

Investment in Broadband Office, Inc.

         In October 1999, the Operating Partnership, along with seven other real estate companies, joined with an unrelated third party venture capitalist as a founding shareholder in Broadband Office, Inc. ("Broadband"), a national telecommunications company. Broadband is dedicated to providing state of the art broadband telecommunications services to commercial office properties across the country. In addition to significantly improving the Operating Partnership's office tenant amenity package to take advantage of evolving technologies, the Operating Partnership received an equity interest and representation on the board of directors of Broadband in exchange for granting Broadband marketing access to the tenants within the Operating Partnership's Office Property portfolio.

                               HOSPITALITY SEGMENT

OWNERSHIP STRUCTURE

         Because of the Company's status as a REIT for federal income tax purposes, the Operating Partnership does not operate the Hotel Properties. The Operating Partnership has leased all of the Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COI pursuant to nine separate leases. The Omni Austin Hotel has been leased, under a separate lease, to HCD Austin Corporation. Under the leases, each having a term of 10 years, the Hotel Property lessees have assumed the rights and obligations of the property owner under the respective management agreements with the hotel operators, as well as the obligation to pay all property taxes and other costs related to the Properties. The Operating Partnership has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements as part of each of the lease agreements for nine of the Hotel Properties. The only exception is Canyon Ranch-Tucson, in which the Hotel Property lessee owns all furniture, fixtures and equipment associated with the property and will fund all related capital expenditures.

         The leases provide for the payment by the Hotel Property lessees of all or a combination of the following:

         o base rent, with periodic rent increases if applicable (for 1999, base rent represented approximately 70% of total hotel rental revenues received from the hotel lessees);

         o percentage rent based on a percentage of gross hotel receipts or gross room revenues, as applicable, above a specified amount; and

         o a percentage of gross food and beverage revenues above a specified amount.

CRL INVESTMENTS, INC.

         The Operating Partnership has a 95% economic interest, representing all of the non-voting stock in CRL Investments, Inc. ("CRL"), which has a 20% economic interest in CR License, LLC, the entity which owns the right to the future use of the "Canyon Ranch" name. CRL has the opportunity through July 2000 to pay $3.0 million to obtain an additional 10% interest in CR License, LLC. CRL also has an effective 60% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada. The Canyon Ranch Spa Club opened in June 1999 and is the first project to expand the franchise value of the "Canyon Ranch" name.

         See Item 2. Properties for more information about the Operating Partnership's Hotel Properties.

MARKET INFORMATION

         Average hotel room rental rates in the United States grew 4.0%, 4.4%, 6.2%, and 6.3% in 1999, 1998, 1997, and 1996, respectively. Within the luxury and upscale segments of the industry, average room rental rates increased approximately 3.3% from 1998 to 1999. Industry information was compiled from information published by Smith Travel Research.

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

COMPETITION

         Most of the Operating Partnership's upscale business class Hotel Properties in Denver, Albuquerque, Austin and Houston are business and convention center hotels that compete against other business and convention center hotels. The Operating Partnership believes, however, that its luxury resorts and spas and destination fitness resorts and spas are unique properties that have insignificant direct competitors due either to their high replacement cost or unique concept and location. The Hotel Properties do compete, to a limited extent, against business class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world.

RECENT DEVELOPMENTS

         In February 2000, the Operating Partnership entered into an agreement with Sanjay Varma, a former senior executive officer of the Company, to form an investment partnership which will seek luxury spa resorts and hotels to acquire and manage under the "Sonoma Spa Resorts" brand and concept. The Operating Partnership and Mr. Varma acquired a 93% and 7% interest, respectively, in this new partnership. Mr. Varma has also established a new management company, which has contracted with COI to manage either the property or assets of the Operating Partnership's existing portfolio of Hotel Properties (excluding the Canyon Ranch resorts and the Hyatt Regency Beaver Creek), in addition to new properties the investment partnership acquires. The Operating Partnership currently holds a 30% non-voting interest in this management company.

         As part of its strategic plan, the Operating Partnership will seek to reduce its investment in the upscale business class Hotel Properties over the next two years. However, these Hotel Properties are not currently being actively marketed for sale.

                         RESIDENTIAL DEVELOPMENT SEGMENT

OWNERSHIP STRUCTURE

         The Operating Partnership owns economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 14 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

         See Item 2. Properties for more information about the Operating Partnership's Residential Development Properties.

COMPETITION

         The Operating Partnership's Residential Development Properties compete against a variety of other housing alternatives in each of their respective areas. These alternatives include other planned developments, pre-existing single-family homes, condominiums, townhouses and non-owner occupied housing, such as luxury apartments. Management believes that The Woodlands Land Company, Inc., Crescent Development Management Corp. ("CDMC") and Desert Mountain Development Corp. ("Desert Mountain"), representing the Operating Partnership's most significant investments in Residential Development Properties, contain certain features that provide competitive advantages to these developments. The Woodlands, which is an approximately 27,000-acre, master-planned residential and commercial community north of Houston, Texas, is unique among developments in the Houston area, because it functions as a self-contained community. Amenities contained in the development, which are not contained within other local developments, include a shopping mall, retail centers, office buildings, a hospital, a community college, places of worship, a conference center, 60 parks, 81 holes of golf, two man-made lakes and a performing arts pavilion. The Woodlands could be adversely affected by downturns in the Houston economy. CDMC was formed for investing in resort residential real estate and resort operating opportunities primarily in Colorado. Management believes CDMC does not have any direct competitors because the locations of the projects are unique, the land is limited and CDMC owns most of the land in each location. Desert Mountain, a luxury residential and recreational community in Scottsdale, Arizona, which also offers five 18-hole golf courses and tennis courts, does not have any significant direct competitors due in part to the types of amenities that it offers. Substantially all of the remaining residential lots for the four developments that traditionally have competed with Desert Mountain were sold during 1997. As a result, these developments have become resale communities that no longer compete with Desert Mountain in any significant respect.

RECENT DEVELOPMENTS

         On April 29, 1999, a partnership in which CDMC has a 64% economic interest finalized the purchase of Riverfront Park (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25 million. The development of Riverfront Park is expected to begin in the spring of 2000. The first phase will consist of one condominium project and two loft projects with prices ranging from $0.2 million to $2.5 million. One of the first residential projects, consisting of 71 lofts, commenced pre-selling in January 2000. As of March 24, 2000, contracts had been signed on 83% of the 71 lofts. In the first quarter of 2000, the partnership has entered into contracts relating to the sale of 9.7 acres of Riverfront Park, which is expected to close in the second quarter of 2000. The acreage is in close proximity to several major entertainment and recreational facilities including Coors Field (home to the Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park), the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets) and the new downtown Commons Park. An adjacent 28 acres is expected to be commercially developed by another company, thus providing a major mixed-use community adjacent to the lower downtown area of Denver.

                    TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

ORIGINAL OWNERSHIP STRUCTURE

         Prior to the restructuring of its investment in the Temperature-Controlled Logistics Properties in March 1999, the Operating Partnership, through two subsidiaries (the "Crescent Subsidiaries"), owned an indirect 38% interest in each of the three Temperature-Controlled Logistics Partnerships. One of the Temperature-Controlled Logistics Partnerships owned AmeriCold Corporation ("AmeriCold"), the second Temperature-Controlled Logistics Partnership owned URS Logistics, Inc. ("URS") and the third Temperature-Controlled Logistics Partnership owned the assets and business operations acquired from Freezer Services, Inc. ("Freezer Services") and Carmar Group, Inc. ("Carmar Group"). Vornado Realty Trust ("Vornado") owned a 60% interest in the Temperature-Controlled Logistics Partnerships and COI owned a 2% indirect interest in the Temperature-Controlled Logistics Partnerships.

         In order to permit the Company to satisfy certain REIT qualification requirements, the Operating Partnership (which is not permitted to operate the Temperature-Controlled Logistics Properties because of the Company's status as a
REIT) owned its indirect 38% interest in the Temperature-Controlled Logistics Partnerships through its ownership of all of the nonvoting common stock, representing a 95% economic interest, in each of the Crescent Subsidiaries, and COI owned its 2% indirect interest in the Temperature-Controlled Logistics Partnerships through its ownership of all of the voting common stock, representing a 5% economic interest, in each of the Crescent Subsidiaries.

NEW OWNERSHIP STRUCTURE

         Effective March 12, 1999, the Operating Partnership, Vornado, the Temperature-Controlled Logistics Partnerships, the Temperature-Controlled Logistics Corporations (including all affiliated entities that owned any portion of the business operations of the Temperature-Controlled Logistics Properties at that time) and COI restructured their investment in the Temperature-Controlled Logistics Properties (the "Restructuring"). In the Restructuring, the Temperature-Controlled Logistics Corporations (including all affiliated entities that owned any portion of the business operations of the Temperature-Controlled Logistics Properties) sold their ownership of the business operations to a newly formed partnership ("AmeriCold Logistics") owned 60% by Vornado Operating L.P. and 40% by a newly formed subsidiary of COI, in consideration of the payment of $48.7 million by AmeriCold Logistics. AmeriCold Logistics, as lessee, entered into triple-net master leases of the Temperature-Controlled Logistics Properties with certain of the Temperature-Controlled Logistics Corporations. Each of the Temperature-Controlled Logistics Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. Under the leases, AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance, and repair of properties as well as property capital expenditures in excess of $5.0 million annually. For the period of March 12, 1999 to December 31, 1999, base rent and percentage rent was approximately $135.8 million of which base rent represented approximately 80%. AmeriCold Logistics has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent, and pursuant thereto, rent was deferred as of December 31, 1999, of which the Operating Partnership's share was approximately $2.1 million.

          In addition, in connection with the Restructuring and also effective in March 1999, the Operating Partnership purchased from COI an additional 4% nonvoting economic interest in each of the Crescent Subsidiaries for an aggregate purchase price of $13.2 million. As a result, the Operating Partnership holds an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships and COI holds an indirect 0.4% interest in the Temperature-Controlled Logistics Partnerships. The Operating Partnership also granted COI an option to require the Operating Partnership to purchase COI's remaining 1% economic interest, representing all of the voting stock, in each of the Crescent Subsidiaries at any time within the next two years, provided that such purchase would not, in the opinion of counsel to the Company, adversely affect the status of the Company as a REIT for an aggregate price, payable by the Operating Partnership, of approximately $3.4 million.

         The Temperature-Controlled Logistics Corporations, directly or indirectly owned, as of December 31, 1999, approximately 89
Temperature-Controlled Logistics Properties, with an aggregate of approximately
428.3 million cubic feet (17.0 million square feet), with the operations conducted pursuant to arrangements with national food suppliers.

         See Item 2. Properties for more information about the Operating Partnership's Temperature-Controlled Logistics Properties.

INDUSTRY INFORMATION

         AmeriCold Logistics provides frozen food manufacturers with refrigerated warehousing and transportation management services. The Temperature-Controlled Logistics Properties consist of production and distribution facilities. Production facilities differ from distribution facilities in that they typically serve one or a small number of customers located nearby. These customers store large quantities of processed or partially processed products in the facility until they are further processed or shipped to the next stage of production or distribution. Distribution facilities primarily serve customers who store a wide variety of finished products to support shipment to end-users, such as food retailers and food service companies, in a specific geographic market.

         Transportation management services offered include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature-controlled logistics expertise and access to both the frozen food warehouses and distribution channels enable the customers of AmeriCold Logistics to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

         Customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations, including ConAgra, Inc., H.J. Heinz Company, Kraft Foods, Inc., McCain Foods and Tyson Foods, Inc.

COMPETITION

         AmeriCold Logistics is the largest operator of public refrigerated warehouse space in the country. AmeriCold Logistics operated an aggregate of approximately 30% of total public refrigerated warehouse space as of December 31, 1999. No other person or entity operated more than 8% of total public refrigerated warehouse space as of December 31, 1999. As a result, AmeriCold Logistics does not have any competitors of comparable size. AmeriCold Logistics operates in an environment in which competition is national, regional and local in nature and in which the range of service, temperature-controlled logistics facilities, customer mix, service performance and price are the principal competitive factors.

                          BEHAVIORAL HEALTHCARE SEGMENT

OWNERSHIP STRUCTURE AND RECAPITALIZATION

         As of December 31, 1999, the Behavioral Healthcare Segment consisted of 88 Behavioral Healthcare Properties, all of which were leased to CBHS and its subsidiaries under a triple-net master lease. CBHS is a Delaware limited liability company which was formed to operate the behavioral healthcare businesses located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan and 90% by COI and an affiliate of COI. CBHS operates the Behavioral Healthcare Properties through wholly owned subsidiaries.

         CBHS's business has been negatively affected by many factors, including adverse industry conditions. During 1999, CBHS failed to perform in accordance with its operating budget. In the fourth quarter of 1999, the Operating Partnership, COI, Magellan and CBHS completed a recapitalization of CBHS. Pursuant to the recapitalization, Magellan transferred its remaining hospital-based assets to CBHS, canceled its accrued franchise fees and terminated the franchise agreements, pursuant to which Magellan had provided certain services to CBHS in exchange for certain franchise fees. The Operating Partnership also deferred the monthly rental payments due from CBHS for November and December 1999 and amended its master lease with CBHS to provide a mechanism to terminate the master lease as to certain Non-Core Behavioral Healthcare Properties, and agreed that, upon each sale by the Operating Partnership of Non-Core Behavioral Healthcare Properties, the monthly minimum rent due from CBHS under the master lease would be reduced by a specified percentage of the net proceeds of such sale. The Non-Core Behavioral Healthcare Properties consist of 51 Properties at which CBHS has ceased operations or is planning to cease operations.

PROPERTY ACQUISITIONS AND DISPOSITIONS

         During the fourth quarter of 1999, the Operating Partnership purchased two Behavioral Healthcare Properties from Magellan for an aggregate purchase price of approximately $7.1 million in satisfaction of its obligations under an agreement with Magellan entered into in November 1998. In addition, during the fourth quarter of 1999, the Operating Partnership disposed of one Behavioral Healthcare Property for approximately $1.4 million in net proceeds.

BANKRUPTCY PROCEEDING

         On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has stated in its bankruptcy petitions that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

         Effective February 29, 2000, pursuant to the referenced amendments to the master lease, the Non-Core Properties ceased to be subject to the master lease, although the aggregate rent due under the master lease was not reduced as a result, except as described above, with respect to sales of Non-Core Properties. The Operating Partnership is actively marketing these properties for sale. From January 1 through March 24, 2000, the Operating Partnership sold 11 Non-Core Properties for approximately $34.9 million in net proceeds. As a result of these sales and the sale of the one Behavioral Healthcare Property during the fourth quarter of 1999, the amount of rent due under the master lease was reduced in accordance with the amendments to the master lease. The Operating Partnership has also entered into contracts or letters of intent to sell an additional six Non-Core Properties. The Operating Partnership continues to actively market the remaining 34 Non-Core Properties for sale.

         As of December 31, 1999, the 37 Behavioral Healthcare Properties that were not designated as Non-Core Properties are designated as Core Properties. The Core Properties remain subject to the master lease. Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding.

         In conjunction with the bankruptcy proceedings, a new subsidiary of COI entered into an agreement for the purchase of CBHS's core operating assets, subject to certain conditions, and the Operating Partnership agreed to lease the Core Properties to the new subsidiary if it is successful in acquiring the core operating assets of CBHS, subject to agreement on various terms of the lease and certain additional conditions. COI has since announced that it does not expect that the conditions will be satisfied and, therefore, does not expect to conclude the purchase. The agreements expire on April 16, 2000 if the conditions are not satisfied.

         On April 24, 2000, an auction will be held for the core operating assets of CBHS as part of the bankruptcy proceedings. The Operating Partnership has agreed to provide an acceptable sales price for each of the remaining 37 Behavioral Healthcare Properties and, to the extent possible, acceptable lease terms for continued operation of the Behavioral Healthcare Properties. Bidders will have the opportunity to bid for any or all of the core operating assets of CBHS and, in connection with a bid, either to bid to purchase the related Behavioral Healthcare Property or Properties or to seek approval from the Operating Partnership to lease the Property or Properties. Proceeds from the sale of assets of CBHS will be available to pay creditors of CBHS. Proceeds from any sales of the Behavioral Healthcare Properties will belong to the Operating Partnership.

INDUSTRY INFORMATION

         In an era of cost-containment and the reduction of dollars available for care, behavioral healthcare providers such as CBHS have focused attention on developing treatment approaches that respond to payors' increasing demands for shorter stays, lower costs, and expanded access to care. Changes in the mix of services, the prices of services, and the intensity of service are all part of this response. These changes have also been bolstered by a rapidly expanding science base, improved medications management, and the growing availability of non-hospital treatment settings in more and more communities that help to make it possible to manage complex and severe illnesses in less intensive treatment settings. One of the effects that the behavioral healthcare industry is experiencing is an increasing percentage of outpatient care. According to the National Association of Psychiatric Health Systems 1998 Annual Survey Report, the most recent available report, nearly one in four admissions in 1997 was to a service other than inpatient hospitalization, compared to just one in ten admissions in 1992. Although outpatient admissions are increasing and inpatient admissions also are increasing, average length of stay is decreasing.

         Due to these changes in the behavioral healthcare industry, the position of a hospital or other behavioral care facility, such as the facilities operated at the Behavioral Healthcare Properties, relative to its competitors has been affected by its ability to obtain contracts with HMOs, PPOs and other managed care plans for the provision of health care services. Although such contracts generally provide for discounted services, pre-admission on certification and concurrent length of stay reviews, they also provide a strong patient referral base. The importance of entering into contracts with HMOs, PPOs and other managed care companies varies from market to market and depends upon the market strength of the particular managed care company.

         The behavioral healthcare industry in general, and the facilities operated at the Behavioral Healthcare Properties in particular, are influenced by the cyclical nature of the business, with a reduced demand for services during the summer months and around major holidays.

COMPETITION

         In general, the operation of behavioral healthcare programs is characterized by intense competition. The Operating Partnership anticipates that competition will become more intense as pressure to contain the rising costs of health care increases, particularly as programs such as those that are or may be operated at the Behavioral Healthcare Properties are perceived to help contain mental health care costs. Each of the facilities operated at the Behavioral Healthcare Properties competes with other hospitals and behavioral healthcare facilities. Some competing facilities are owned and operated by governmental agencies, others by nonprofit organizations supported by endowments and charitable contributions. The facilities operated at the Behavioral Healthcare Properties frequently draw patients from areas outside their immediate locale and, therefore, these facilities may, in certain markets, compete with both local and distant hospitals and other facilities. In addition, the facilities operated at the Behavioral Healthcare Properties compete not only with other psychiatric hospitals, but also with psychiatric units in general hospitals. With respect to outpatient services, the facilities operated at the Behavioral Healthcare Properties compete with private practicing mental health professionals, publicly funded mental health centers, and partial hospitalization and other intensive outpatient services programs and facilities. The competitive position of a particular facility is, to a significant degree, dependent upon the number and quality of physicians who practice at the facility and who are members of its medical staff. There can be no assurance that any operator of the behavioral healthcare facilities will be able to compete effectively with its present or future competitors, and any such inability could have a material adverse effect on the operator's business, financial condition and results of operations and, accordingly, on its ability to make rental payments to the Operating Partnership.

ITEM 2.  PROPERTIES

         The Operating Partnership considers all of its Properties to be in good condition, well-maintained and suitable and adequate to carry on the Operating Partnership's business.

                                OFFICE PROPERTIES

         As of December 31, 1999, the Operating Partnership owned 89 Office Properties located in 31 metropolitan submarkets in nine states with an aggregate of approximately 31.8 million net rentable square feet. The Operating Partnership's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of December 31, 1999, the Operating Partnership's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 72% of its office portfolio based on total net rentable square feet (39% for Dallas/Fort Worth and 33% for Houston).

         In pursuit of management's objective to dispose of non-strategic and non-core assets, the Operating Partnership was actively marketing for sale its wholly owned interests in 10 Office Properties at December 31, 1999. The Office Properties targeted for disposition represented an aggregate of approximately
2.9 million net rentable square feet in Dallas, Texas; Denver, Colorado; New Orleans, Louisiana; and Omaha, Nebraska. As of March 24, 2000, the Operating Partnership completed the sale of six of the 10 Office Properties. The Office Properties sold were: The Amberton, Concourse Office Park, The Meridian, and Walnut Green Office Properties located in Dallas, Texas; the Energy Centre Office Property located in New Orleans, Louisiana; and the Central Park Plaza Office Property located in Omaha, Nebraska.

         In addition, the Operating Partnership has entered into contracts relating to the sale of two additional Office Properties; the AT&T Building located in Denver, Colorado; and One Preston Park located in Dallas, Texas. The sales of these Properties are expected to close by the end of the second quarter of 2000. Management expects to complete any economically justified sales of the remaining two Office Properties (Valley Centre located in Dallas, Texas; and 1615 Poydras located in New Orleans, Louisiana) by the end of the second quarter of 2000. Management is currently in the process of evaluating the bids for the remaining Properties to determine their economic viability as well as the credit-worthiness of the potential purchasers and their ability to close the transactions. The disposition of these Office Properties remains subject to the negotiation of acceptable terms and other customary conditions.

         The Woodlands Commercial Properties Company, L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain office/venture tech properties located in The Woodlands, which includes the Operating Partnership's 12 Office Properties located in The Woodlands with an aggregate of approximately 0.8 million net rentable square feet. The sale of The Woodlands Office Properties is expected to close in the second quarter of 2000.

OFFICE PROPERTIES TABLES

         The following table shows, as of December 31, 1999, certain information about the Operating Partnership's Office Properties. Based on rental revenues from office and retail leases in effect as of December 31, 1999, no single tenant accounted for more than 4% of the Operating Partnership's total Office and Retail segment rental revenues for 1999.


                                                                                                             WEIGHTED
                                                                                                             AVERAGE
                                                                                    NET                    FULL-SERVICE
                                                                                 RENTABLE                  RENTAL RATE
                                   NO. OF                            YEAR          AREA        PERCENT      PER LEASED
        STATE, CITY, PROPERTY     PROPERTIES     SUBMARKET        COMPLETED     (SQ. FT.)      LEASED      SQ. FT.(1)
        ---------------------     ----------     ---------        ---------    -----------     ------      -----------


TEXAS
   DALLAS
    Bank One Center(2)                   1   CBD                        1987      1,530,957        76%    $   21.94
    The Crescent Office Towers           1   Uptown/Turtle Creek        1985      1,204,670        98         30.67
    Fountain Place                       1   CBD                        1986      1,200,266        94         19.42
    Trammell Crow Center(3)              1   CBD                        1984      1,128,331        78(5)      23.87
    Stemmons Place                       1   Stemmons Freeway           1983        634,381        86         15.48
    Spectrum Center(4)                   1   Far North Dallas           1983        598,250        91         22.99
    Waterside Commons                    1   Las Colinas                1986        458,739       100         19.79
    Caltex House                         1   Las Colinas                1982        445,993        95         28.78
    Reverchon Plaza                      1   Uptown/Turtle Creek        1985        374,165        96         19.77
    The Aberdeen                         1   Far North Dallas           1986        320,629       100         18.44
    MacArthur Center I & II              1   Las Colinas           1982/1986        294,069        99         21.04
    Stanford Corporate Centre            1   Far North Dallas           1985        265,507        86(5)      18.69
    The Amberton                         1   Central Expressway         1982        255,052        79         13.94
    Concourse Office Park                1   LBJ Freeway           1972-1986        244,879        89         15.54
    12404 Park Central                   1   LBJ Freeway                1987        239,103       100         21.24
    Palisades Central II                 1   Richardson/Plano           1985        237,731        62(5)      17.52
    3333 Lee Parkway                     1   Uptown/Turtle Creek        1983        233,769        92         21.13
    Liberty Plaza I & II                 1   Far North Dallas      1981/1986        218,813       100         15.71
    The Addison                          1   Far North Dallas           1981        215,016       100         18.54
    The Meridian                         1   LBJ Freeway                1984        213,915        94         17.32
    Palisades Central I                  1   Richardson/Plano           1980        180,503        84(5)      17.63
    Walnut Green                         1   Central Expressway         1986        158,669        72         16.21
    Greenway II                          1   Richardson/Plano           1985        154,329       100         22.59
    Addison Tower                        1   Far North Dallas           1987        145,886        91         16.82
    Greenway I & IA                      2   Richardson/Plano           1983        146,704       100         23.00
    5050 Quorum                          1   Far North Dallas           1981        133,594        89         17.19
    Cedar Springs Plaza                  1   Uptown/Turtle Creek        1982        110,923        96         18.20
    Valley Centre                        1   Las Colinas                1985         74,861        87(5)      17.70
    One Preston Park                     1   Far North Dallas           1980         40,525        71         18.08
                                 ---------                                    -------------   -------     ---------
     Subtotal/Weighted Average          30                                       11,460,229        89%    $   21.47
                                 ---------                                    -------------   -------     ---------

   FORT WORTH
    UPR Plaza                            1   CBD                        1982        954,895        95%    $   15.29
                                 ---------                                    -------------   -------     ---------

   HOUSTON

    Greenway Plaza Office               10   Richmond-Buffalo      1969-1982      4,286,277        91%(5) $   17.34
      Portfolio                              Speedway
    Houston Center                       3   CBD                   1974-1983      2,764,418        96         17.21
    Post Oak Central                     3   West Loop/Galleria    1974-1981      1,277,516        93         17.80
    The Woodlands Office
      Properties(6)                     12   The Woodlands         1980-1996        811,067        92         16.33
    Four Westlake Park                   1   Katy Freeway               1992        561,065       100         18.53
    Three Westlake Park(7)(8)            1   Katy Freeway               1983        414,251        62         19.81
    1800 West Loop South                 1   West Loop/Galleria         1982        399,777        60(5)      17.31
                                 ---------                                    -------------   -------     ---------
     Subtotal/Weighted Average          31                                       10,514,371        91%    $   17.42
                                 ---------                                    -------------   -------     ---------

   AUSTIN
    Frost Bank Plaza                     1   CBD                        1984        433,024        96%    $   22.54
    301 Congress Avenue(9)               1   CBD                        1986        418,338        97         23.84
    Bank One Tower                       1   CBD                        1974        389,503        94         19.41
    Austin Centre                        1   CBD                        1986        343,665        91         21.61
    The Avallon                          1   Northwest             1993/1997        232,301       100         22.40
    Barton Oaks Plaza One                1   Southwest                  1986         99,895       100         21.93
                                 ---------                                    -------------   -------    ----------
     Subtotal/Weighted Average           6                                        1,916,726        96%    $   22.00
                                 ---------                                    -------------   -------    ----------


                                                                                                             WEIGHTED
                                                                                                             AVERAGE
                                                                                    NET                    FULL-SERVICE
                                                                                 RENTABLE                  RENTAL RATE
                                   NO. OF                            YEAR          AREA        PERCENT      PER LEASED
        STATE, CITY, PROPERTY     PROPERTIES     SUBMARKET        COMPLETED     (SQ. FT.)      LEASED      SQ. FT.(1)
        ---------------------     ----------     ---------        ---------    -----------     ------      -----------

COLORADO
   DENVER
    MCI Tower                            1   CBD                        1982        550,807        99%      $ 18.08
    Ptarmigan Place                      1   Cherry Creek               1984        418,630        97 (5)     18.49
    Regency Plaza One                    1   DTC                        1985        309,862        97         22.88
    AT&T Building                        1   CBD                        1982        184,581        82 (5)     15.33
    The Citadel                          1   Cherry Creek               1987        130,652        92         21.97
    55 Madison                           1   Cherry Creek               1982        137,176        86 (5)     18.90
    44 Cook                              1   Cherry Creek               1984        124,174        99         19.27
                                  ---------                                    -------------   -------     ---------
     Subtotal/Weighted Average           7                                        1,855,882        95%      $ 19.18
                                  ---------                                    -------------   -------     ---------

COLORADO SPRINGS
    Briargate Office and
     and Research Center                 1   Colorado Springs           1988        252,857       100%      $ 18.98
                                  ---------                                    -------------   -------     ---------

LOUISIANA
   NEW ORLEANS
    Energy Centre                        1   CBD                        1984        761,500        82%(5)   $ 15.53
    1615 Poydras                         1   CBD                        1984        508,741        83         16.33
                                  ---------                                    -------------   -------     ---------
     Subtotal/Weighted Average           2                                        1,270,241        83%      $ 15.85
                                  ---------                                    -------------   -------     ---------

FLORIDA
   MIAMI
    Miami Center                         1   CBD                        1983        782,686        79%(5)   $ 23.46
    Datran Center                        2   South Dade/Kendall    1986/1988        472,236        91 (5)     21.68
                                  ---------                                    -------------   -------     ---------
     Subtotal/Weighted Average           3                                        1,254,922        83%      $ 22.72
                                  ---------                                    -------------   -------     ---------

ARIZONA
   PHOENIX
    Two Renaissance Square               1   Downtown/CBD               1990        476,373        96%      $ 23.90
    6225 North 24th Street               1   Camelback Corridor         1981         86,451       100         21.86
                                  ---------                                    -------------   -------     ---------
     Subtotal/Weighted Average           2                                          562,824        97%      $ 23.57
                                  ---------                                    -------------   -------     ---------

WASHINGTON, D.C.
   WASHINGTON, D.C.
    Washington Harbour                   2   Georgetown                 1986        536,206        94%(5)   $ 37.04
                                  ---------                                    -------------   -------     ---------

NEBRASKA
   OMAHA
    Central Park Plaza                   1   CBD                        1982        409,850        94%      $ 15.88
                                  ---------                                    -------------   -------     ---------

NEW MEXICO
   ALBUQUERQUE
    Albuquerque Plaza                    1   CBD                        1990        366,236        92%      $ 18.97
                                  ---------                                    -------------   -------     ---------

CALIFORNIA
   SAN FRANCISCO
    160 Spear Street                     1   South of Market/CBD        1984        276,420        99%      $ 25.82
                                  ---------                                    -------------   -------     ---------

   SAN DIEGO
    Chancellor Park(10)                  1   UTC                        1988        195,733        91%(5)   $ 22.40
                                  ---------                                    -------------   -------     ---------


     TOTAL/WEIGHTED AVERAGE             89                                       31,827,392        91%(5)   $ 19.90(11)
                                  =========                                    =============   =======     ---------

-----------------

(1) Calculated based on base rent payable as of December 31, 1999, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

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

(5) Leases have been executed at certain Office Properties but had not commenced as of December 31, 1999. If such leases had commenced as of December 31, 1999, the percent leased for all Office Properties would have been 93%. The total percent leased for these Properties would have been as follows: Trammell Crow Center - 89%; Stanford Corporate Center
         - 92%; Palisades Central II - 69%; Palisades Central I - 95%; Valley Centre - 90%; Greenway Plaza Office Portfolio- 96%; 1800 West Loop South - 65%; Ptarmigan Place - 100%; AT&T Building - 89%; 55 Madison - 93%; Energy Centre - 86%; Miami Center - 87%; Datran Center - 95%; Washington Harbour - 100%; and Chancellor Park - 94%.

(6) The Operating Partnership has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.

(7) The Property was primarily occupied by a major tenant until June 1999, at which time the tenant made a payment of $4.7 million in connection with its termination of the lease. Simultaneously with the lease termination, the Operating Partnership leased approximately 41% of the vacated space to a new tenant pursuant to a lease which commenced September 1, 1999. An additional 21% of the vacated space was leased and commenced prior to December 31, 1999.

(8) As of December 31, 1999, the Operating Partnership owned the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park. Effective January 7, 2000, the Property was conveyed to the Operating Partnership by a deed in lieu of foreclosure, and as a result, the Operating Partnership now owns Three Westlake Park in fee simple.

(9) The Operating Partnership has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

(10) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

(11) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of December 31, 1999, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $20.38.

         The following table provides information, as of December 31, 1999, for the Operating Partnership's Office Properties by state, city, and submarket.

                                                                                              PERCENT
                                                                          PERCENT OF          LEASED AT             OFFICE
                                                          TOTAL             TOTAL            OPERATING            SUBMARKET
                                                        OPERATING         OPERATING         PARTNERSHIP             PERCENT
                                      NUMBER OF        PARTNERSHIP       PARTNERSHIP           OFFICE               LEASED/
     STATE, CITY, SUBMARKET           PROPERTIES          NRA(1)            NRA(1)           PROPERTIES           OCCUPIED(2)
     ----------------------           ----------          ------            ------           ----------           -----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                         3         3,859,554                12%                82%(6)                86%
   Uptown/Turtle Creek                         4         1,923,527                 6                 97                    90
   Far North Dallas                            7         1,897,695                 6                 94                    76
   Las Colinas                                 4         1,273,662                 4                 97                    83
   Richardson/Plano                            5           719,267                 2                 84(6)                 82
   Stemmons Freeway                            1           634,381                 2                 86                    76
   LBJ Freeway                                 2           453,018                 1                 97                    84
                                      ----------        ----------        ----------         ----------            ----------
     Subtotal/Weighted Average                26        10,761,104                33%                90%                   83%
                                      ----------        ----------        ----------         ----------            ----------

 FORT WORTH
   CBD                                         1           954,895                 3%                95%                   87%
                                      ----------        ----------        ----------         ----------            ----------

 HOUSTON
   CBD                                         3         2,764,418                 8%                96%                   97%
   Richmond-Buffalo Speedway                   6         2,735,030                 8                 91(6)                 95
   West Loop/Galleria                          4         1,677,293                 5                 85                    94
   Katy Freeway                                2           975,316                 3                 84                    80
   The Woodlands                               7           487,320                 2                 90                    88
                                      ----------        ----------        ----------         ----------            ----------
     Subtotal/Weighted Average                22         8,639,377                26%                90%                   93%
                                      ----------        ----------        ----------         ----------            ----------

 AUSTIN
   CBD                                         4         1,584,530                 5%                95%                   98%
   Northwest                                   1           232,301                 1                100                    87
   Southwest                                   1            99,895                 0                100                    99
                                      ----------        ----------        ----------         ----------            ----------
     Subtotal/Weighted Average                 6         1,916,726                 6%                96%                   95%
                                      ----------        ----------        ----------         ----------            ----------

COLORADO
 DENVER
   Cherry Creek                                4           810,632                 3%                95%                   87%
   CBD                                         2           735,388                 2                 95                    97
   DTC                                         1           309,862                 1                 97                    89
                                      ----------        ----------        ----------         ----------            ----------
     Subtotal/Weighted Average                 7         1,855,882                 6%                95%                   93%
                                      ----------        ----------        ----------         ----------            ----------

 COLORADO SPRINGS
   Colorado Springs                            1           252,857                 1%               100%                   93%
                                      ----------        ----------        ----------         ----------            ----------

LOUISIANA
 NEW ORLEANS
   CBD                                         2         1,270,241                 4%                83%                   87%
                                      ----------        ----------        ----------         ----------            ----------

FLORIDA
 MIAMI
   CBD                                         1           782,686                 3%                79%(6)                93%
   South Dade/Kendall                          2           472,236                 2                 91(6)                 93
                                      ----------        ----------        ----------         ----------            ----------
     Subtotal/Weighted Average                 3         1,254,922                 5%                83%                   93%
                                      ----------        ----------        ----------         ----------            ----------

ARIZONA
 PHOENIX
   Downtown/CBD                                1           476,373                 2%                97%                   97%
   Camelback Corridor                          1            86,451                 0                100                    95
                                      ----------        ----------        ----------         ----------            ----------
     Subtotal/Weighted Average                 2           562,824                 2%                97%                   96%
                                      ----------        ----------        ----------         ----------            ----------

WASHINGTON D.C
 WASHINGTON D.C
   Georgetown                                  2           536,206                 2%                94%(6)                98%
                                      ----------        ----------        ----------         ----------            ----------

NEBRASKA
 OMAHA
   CBD                                         1           409,850                 1%                94%                   96%
                                      ----------        ----------        ----------         ----------            ----------

NEW MEXICO
 ALBUQUERQUE
   CBD                                         1           366,236                 1%                92%                   95%
                                      ----------        ----------        ----------         ----------            ----------

CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD                         1           276,420                 1%                99%                   98%
                                      ----------        ----------        ----------         ----------            ----------

 SAN DIEGO
   UTC                                         1           195,733                 1%                91%(6)                93%
                                      ----------        ----------        ----------         ----------            ----------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       Average                                76        29,253,273                92%                91%                   90%
                                      ==========        ==========        ==========         ==========            ==========

CLASS B OFFICE PROPERTIES
TEXAS
 DALLAS
   Central Expressway                          2           413,721                 1%                76%                   84%
   LBJ Freeway                                 1           244,879                 1                 89                    81
   Far North Dallas                            1            40,525                 0                 71                    83
                                      ----------        ----------        ----------         ----------            ----------
     Subtotal/Weighted Average                 4           699,125                 2%                80%                   82%
                                      ----------        ----------        ----------         ----------            ----------

 HOUSTON
   Richmond-Buffalo Speedway                   4         1,551,247                 5%                90%                   94%
   The Woodlands                               5           323,747                 1                 96                    96
                                      ----------        ----------        ----------         ----------            ----------
     Subtotal/Weighted Average                 9         1,874,994                 6%                91%                   94%
                                      ----------        ----------        ----------         ----------            ----------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                                13         2,574,119                 8%                88%                   84%
                                      ==========        ==========        ==========         ==========            ==========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE                 89        31,827,392               100%                91%(6)                89%
                                      ==========        ==========        ==========         ==========            ==========


                                                                                      Weighted
                                                                                       Average
                                                                                      Operating
                                                           Weighted      Operating   Partnership
                                         Operating         Average      Partnership      Full-
                                        Partnership         Quoted        Quoted       Service
                                         Share of           Market        Rental        Rental
                                          Office          Rental Rate    Rate Per      Rate Per
                                         Submarket        Per Square      Square        Square
     State, City, Submarket              NRA(1)(2)        Foot(2)(3)      Foot(4)       Foot(5)
     ----------------------              ---------        ----------      -------       -------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                           21%        $22.63        $25.99        $21.57
   Uptown/Turtle Creek                           32          26.55         30.06         26.79
   Far North Dallas                              18          24.53         24.26         19.33
   Las Colinas                                   12          25.09         25.39         23.05
   Richardson/Plano                              14          23.47         23.25         20.17
   Stemmons Freeway                              26          23.10         19.75         15.48
   LBJ Freeway                                    5          24.00         21.61         19.46
                                         ----------         ------        ------        ------
     Subtotal/Weighted Average                   17%        $24.10        $25.61        $21.83
                                         ----------         ------        ------        ------

 FORT WORTH
   CBD                                           24%        $19.38        $19.54        $15.29
                                         ----------         ------        ------        ------

 HOUSTON
   CBD                                           11%        $23.00        $23.82        $17.21
   Richmond-Buffalo Speedway                     56          20.60         21.38         18.43
   West Loop/Galleria                            13          22.07         23.04         17.71
   Katy Freeway                                  13          22.26         24.44         18.94
   The Woodlands                                100          16.54         16.54         16.81
                                         ----------         ------        ------        ------
     Subtotal/Weighted Average                   17%        $21.61        $22.56        $17.85
                                         ----------         ------        ------        ------

 AUSTIN
   CBD                                           44%        $30.04        $31.08        $21.94
   Northwest                                     10          27.81         27.00         22.40
   Southwest                                      4          27.57         24.50         21.93
                                         ----------         ------        ------        ------
     Subtotal/Weighted Average                   23%        $29.64        $30.24        $22.00
                                         ----------         ------        ------        ------

COLORADO
 DENVER
   Cherry Creek                                  45%        $23.59        $22.30        $19.23
   CBD                                            7          24.71         22.75         17.46
   DTC                                            6          25.41         26.00         22.88
                                         ----------         ------        ------        ------
     Subtotal/Weighted Average                   11%        $24.34        $23.09        $19.18
                                         ----------         ------        ------        ------

 COLORADO SPRINGS
   Colorado Springs                               6%        $19.99        $21.29        $18.98
                                         ----------         ------        ------        ------

LOUISIANA
 NEW ORLEANS
   CBD                                           14%        $16.43        $16.10        $15.85
                                         ----------         ------        ------        ------

FLORIDA
 MIAMI
   CBD                                           23%        $28.96        $30.50        $23.46
   South Dade/Kendall                           100          23.46         23.46         21.68
                                         ----------         ------        ------        ------
     Subtotal/Weighted Average                   33%        $26.89        $27.85        $22.72
                                         ----------         ------        ------        ------

ARIZONA
 PHOENIX
   Downtown/CBD                                  27%        $23.02        $22.00        $23.90
   Camelback Corridor                             2          27.36         21.00         21.86
                                         ----------         ------        ------        ------
     Subtotal/Weighted Average                   10%        $23.69        $21.85        $23.57
                                         ----------         ------        ------        ------

WASHINGTON D.C
 WASHINGTON D.C
   Georgetown                                   100%        $36.68        $36.68        $37.04
                                         ----------         ------        ------        ------

NEBRASKA
 OMAHA
   CBD                                           32%        $18.61        $18.50        $15.88
                                         ----------         ------        ------        ------

NEW MEXICO
 ALBUQUERQUE
   CBD                                           64%        $19.10        $19.50        $18.97
                                         ----------         ------        ------        ------

CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD                            2%        $49.30        $42.00        $25.82
                                         ----------         ------        ------        ------

 SAN DIEGO
   UTC                                            7%        $29.88        $30.30        $22.40
                                         ----------         ------        ------        ------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       Average                                   16%        $23.70        $24.44        $20.28
                                         ==========         ======        ======        ======

CLASS B OFFICE PROPERTIES
TEXAS
 DALLAS
   Central Expressway                            11%        $18.44        $18.78        $14.78
   LBJ Freeway                                    2          19.03         18.40         15.54
   Far North Dallas                               0          19.88         19.50         18.08
                                         ----------         ------        ------        ------
     Subtotal/Weighted Average                    3%        $18.73        $18.69        $15.25
                                         ----------         ------        ------        ------

 HOUSTON
   Richmond-Buffalo Speedway                     47%        $18.85        $20.24        $15.37
   The Woodlands                                100          15.07         15.07         15.65
                                         ----------         ------        ------        ------
     Subtotal/Weighted Average                   51%        $18.20        $19.35        $15.42
                                         ----------         ------        ------        ------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                                    9%        $18.34        $19.17        $15.38
                                         ==========         ======        ======        ======
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE                    15%        $23.27        $24.01        $19.90(7)
                                         ==========         ======        ======        ======

-------------------------

(1)      NRA means net rentable area in square feet.

(2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar/Jamison, (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway and Central Expressway, Fort Worth CBD and the New Orleans CBD submarkets), The Baca Group (for the Houston Richmond-Buffalo Speedway, CBD and West Loop/Galleria and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CB Richard Ellis (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and DTC submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD, Camelback Corridor and San Francisco South of Market/CBD submarkets), Grubb and Ellis Company and the Company (for the Washington D.C. Georgetown submarket), Grubb and Ellis/Pacific Realty Group, Inc. (for the Omaha CBD submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and CoStar/John Burnham & Company (for the San Diego UTC submarket).

(3) Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of Operating Partnership Office Properties in the submarket.

(4) For Office Properties, represents weighted average rental rates per square foot quoted by the Operating Partnership as of December 31, 1999, based on total net rentable square feet of Operating Partnership Office Properties in the submarket, adjusted, if necessary, based on management estimates, to equivalent full-service quoted rental rates to facilitate comparison to weighted average Class A or Class B, as the case may be, quoted submarket rental rates per square foot. These rates do not necessarily represent the amounts at which available space at the Operating Partnership's Office Properties will be leased.

(5) Calculated based on base rent payable for Operating Partnership Office Properties in the submarket as of December 31, 1999, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from tenants, divided by total net rentable square feet of Operating Partnership Office Properties in the submarket.

(6) Leases have been executed at certain Properties in these submarkets but had not commenced as of December 31, 1999. If such leases had commenced as of December 31, 1999, the percent leased for all Office Properties in the Operating Partnership's submarkets would have been 93%. The total percent leased for these Class A Operating Partnership submarkets would have been as follows: Dallas CBD - 86%; Dallas Richardson/Plano - 88%; Houston Richmond - Buffalo Speedway - 96%; Miami CBD - 87%; Miami South Dade/Kendall - 95%; Washington D.C. Georgetown - 100%; and San Diego UTC - 94%.

(7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of December 31, 1999, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $20.38.

         The following table shows, as of December 31, 1999, the principal businesses conducted by the tenants at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the tenants.


                                                 Percent of
       Industry Sector                         Leased Sq. Ft.
------------------------------                -----------------

Professional Services(1)                                    27%
Financial Services(2)                                       20
Energy(3)                                                   19
Telecommunications                                           7
Technology                                                   6
Retail                                                       4
Medical                                                      3
Food Service                                                 3
Manufacturing                                                3
Government                                                   2
Other(4)                                                     6
                                              ----------------
TOTAL LEASED                                               100%
                                              ================

-----------------
(1) Includes legal, accounting, engineering, architectural, and advertising services.

(2)      Includes banking, title and insurance, and investment services.

(3) Of the 19% of energy tenants at the Operating Partnership's Office Properties, 63% are located in Houston, 24% are located in Dallas, 7% are located in Denver and 6% are located in New Orleans. Of the 63% of energy tenants located in Houston (approximately 3.7 million square feet), 66% (approximately 2.4 million square feet) are obligated under long-term leases (expiring in 2004 or later).

(4) Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of December 31, 1999 for the Operating Partnership's total Office Properties and for Dallas and Houston, Texas, individually, for each of the 10 years beginning with 2000, assuming that none of the tenants exercises or has exercised renewal options.


TOTAL OFFICE PROPERTIES

                                           NET RENTABLE            PERCENTAGE OF
                                               AREA                  LEASED NET
                        NUMBER OF          REPRESENTED             RENTABLE AREA
                      TENANTS WITH         BY EXPIRING               REPRESENTED
   YEAR OF LEASE        EXPIRING              LEASES                 BY EXPIRING
    EXPIRATION           LEASES            (SQUARE FEET)               LEASES
    ----------           ------            -------------               ------
2000                            588          3,733,754(2)                  13.1%
2001                            413          3,757,711                     13.2
2002                            407          4,054,356                     14.2
2003                            294          2,892,182                     10.1
2004                            297          4,436,077                     15.6
2005                             91          2,475,989                      8.7
2006                             44          1,173,796                      4.1
2007                             40          1,406,752                      4.9
2008                             32          1,111,917                      3.9
2009                             19            624,431                      2.2
2010 and thereafter              25          2,851,241                     10.0
                      --------------        ----------              -----------
                              2,250         28,518,206(3)                 100.0%
                      ==============        ==========              ===========




                                                 PERCENTAGE
                                                   TOTAL OF           ANNUAL FULL-
                           ANNUAL                ANNUAL FULL-         SERVICE RENT
                        FULL-SERVICE             SERVICE RENT          PER SQUARE
                          RENT UNDER             REPRESENTED           FOOT OF NET
   YEAR OF LEASE           EXPIRING              BY EXPIRING          RENTABLE AREA
    EXPIRATION            LEASES (1)                LEASES             EXPIRING (1)
    ----------            ----------                ------             ------------
2000                     $ 72,033,578                 11.9%                   $19.29
2001                       72,588,010                 12.0                     19.32
2002                       85,179,300                 14.0                     21.01
2003                       56,714,636                  9.3                     19.61
2004                       95,012,506                 15.7                     21.42
2005                       55,123,113                  9.0                     22.26
2006                       26,581,991                  4.4                     22.65
2007                       32,078,424                  5.3                     22.80
2008                       27,829,120                  4.6                     25.03
2009                       16,345,094                  2.7                     26.18
2010 and thereafter        67,484,874                 11.1                     23.67
                        --------------            --------           ----------------
                        $ 606,970,646                100.0%                   $21.28
                        ==============            ========           ================


-----------------
         (1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

         (2) As of December 31, 1999, leases have been signed for approximately 1,655,276 net rentable square feet (including renewed leases and leases of previously unleased space) commencing in 2000.

     (3) Reconciliation to the Operating Partnership's total Office Property net rentable area is as follows:


                                               SQUARE          PERCENTAGE
                                                FEET            OF TOTAL
                                             ----------        ----------
Square footage leased to tenants             28,518,206              89.6%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments               284,295               0.9
Square footage vacant                         3,024,891               9.5
                                             ----------        ----------
Total net rentable square footage            31,827,392             100.0%
                                             ==========        ==========


DALLAS OFFICE PROPERTIES

                                                                                                       PERCENTAGE
                                                 NET RENTABLE       PERCENTAGE OF                        TOTAL OF      ANNUAL FULL-
                                                    AREA              LEASED NET       ANNUAL          ANNUAL FULL-    SERVICE RENT
                             NUMBER OF           REPRESENTED        RENTABLE AREA   FULL-SERVICE       SERVICE RENT     PER SQUARE
                           TENANTS WITH          BY EXPIRING         REPRESENTED     RENT UNDER        REPRESENTED     FOOT OF NET
   YEAR OF LEASE             EXPIRING              LEASES            BY EXPIRING      EXPIRING         BY EXPIRING    RENTABLE AREA
    EXPIRATION                LEASES           (SQUARE FEET)           LEASES         LEASES (1)          LEASES       EXPIRING (1)
-------------------        ------------        ------------           -------       ------------         -------         -------
2000                                212           1,873,892(2)           18.5%      $ 39,003,440            17.1%         $20.81
2001                                143           1,171,410              11.6         24,947,776            10.9           21.30
2002                                123           1,068,631              10.5         25,562,095            11.2           23.92
2003                                 88           1,185,742              11.7         23,486,432            10.3           19.81
2004                                 95           1,088,124              10.7         26,986,381            11.8           24.80
2005                                 20           1,199,492              11.8         25,654,231            11.3           21.39
2006                                 14             240,536               2.4          6,341,975             2.8           26.37
2007                                 15             606,309               6.0         14,603,527             6.4           24.09
2008                                 12             586,526               5.8         14,519,218             6.4           24.75
2009                                  8             380,025               3.7          9,516,050             4.2           25.04
2010 and thereafter                   4             738,666               7.3         17,399,764             7.6           23.56
                           ------------        ------------           -------       ------------         -------         -------
                                    734          10,139,353             100.0%      $228,020,889           100.0%         $22.49
                           ============        ============           =======       ============         =======         =======


------------------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

(2) As of December 31, 1999, leases have been signed for approximately 738,506 net rentable square feet (including renewed leases and leases of previously unleased space) commencing in 2000.


HOUSTON OFFICE PROPERTIES

                                                                                                      PERCENTAGE
                                             NET RENTABLE       PERCENTAGE OF                          TOTAL OF       ANNUAL FULL-
                                                AREA              LEASED NET          ANNUAL         ANNUAL FULL-    SERVICE RENT
                          NUMBER OF          REPRESENTED        RENTABLE AREA      FULL-SERVICE      SERVICE RENT     PER SQUARE
                        TENANTS WITH         BY EXPIRING         REPRESENTED        RENT UNDER       REPRESENTED     FOOT OF NET
   YEAR OF LEASE          EXPIRING             LEASES            BY EXPIRING         EXPIRING        BY EXPIRING    RENTABLE AREA
    EXPIRATION             LEASES           (SQUARE FEET)           LEASES          LEASES (1)          LEASES        EXPIRING (1)
-------------------     ------------        ------------           -------         ------------         -------         -------
2000                             194             959,986(2)           10.1%        $ 15,058,758             8.2%         $15.69
2001                             131           1,640,539              17.3           28,202,207            15.4           17.19
2002                             150           1,288,025              13.6           23,726,974            12.9           18.42
2003                              96             849,835               9.0           15,321,601             8.3           18.03
2004                              98           1,817,969              19.2           34,374,426            18.7           18.91
2005                              19             201,470               2.1            3,900,181             2.1           19.36
2006                              12             604,927               6.4           12,553,291             6.8           20.75
2007                               8             502,817               5.3            9,986,515             5.4           19.86
2008                               7             183,719               1.9            3,242,296             1.8           17.65
2009                               2              48,538               0.5            1,150,095             0.6           23.69
2010 and thereafter               10           1,394,957              14.6           36,004,607            19.8           25.81
                        ------------        ------------           -------         ------------         -------         -------
                                 727           9,492,782             100.0%        $183,520,951           100.0%         $19.33
                        ============        ============           =======         ============         =======         =======

------------------------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

(2) As of December 31, 1999, leases have been signed for approximately 469,939 net rentable square feet (including renewed leases and leases of previously unleased space) commencing in 2000.

                                RETAIL PROPERTIES

         As of December 31, 1999, the Operating Partnership owned seven Retail Properties, which in the aggregate contain approximately 779,000 net rentable square feet. Four of the Retail Properties, The Woodlands Retail Properties, with an aggregate of approximately 358,000 net rentable square feet, were located in The Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas. On January 5, 2000, the sale of The Woodlands Retail Properties was completed. Two of the Retail Properties, Las Colinas Plaza, with approximately 135,000 net rentable square feet, and The Crescent Atrium with approximately 95,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of December 31, 1999, the Retail Properties were 95% leased.

                                HOTEL PROPERTIES

HOTEL PROPERTIES TABLES

         The following table shows certain information for the year ended December 31, 1999 and 1998, about the Operating Partnership's Hotel Properties. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination resorts and spas that measure their performance based on available guest nights.


                                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                                -------------------------------------------------
                                                                                                                      REVENUE
                                                                                  AVERAGE           AVERAGE             PER
                                                                                 OCCUPANCY           DAILY            AVAILABLE
                                                            YEAR                   RATE              RATE               ROOM
                                                         COMPLETED/             ------------     -------------     --------------
HOTEL PROPERTY(1)                       LOCATION         RENOVATED     ROOMS    1999    1998     1999     1998     1999     1998
-----------------                       --------         ----------    -----    ----    ----     ----     ----     ----     ----
 UPSCALE BUSINESS CLASS HOTELS:
  Denver Marriott City Center          Denver, CO         1982/1994      613     80%     80%     $124     $124     $ 99     $100
  Four Seasons Hotel-Houston(2)        Houston, TX          1982         399     66      65       197      181      129      118
  Hyatt Regency Albuquerque            Albuquerque, NM      1990         395     66      69       106      103       70       71
  Omni Austin Hotel                    Austin, TX           1986         372(4)  76      77       125      114       94       88
  Renaissance Houston Hotel(3)         Houston, TX          1975         389     63      67        94       93       59       62
                                                                       -----     --      --      ----     ----     ----     ----
       TOTAL/WEIGHTED AVERAGE                                          2,168     71%     72%     $129     $123     $ 91     $ 89
                                                                       =====     ==      ==      ====     ====     ====     ====
 LUXURY RESORTS AND SPAS:
  Hyatt Regency Beaver Creek           Avon, CO             1989         276(5)  72%     69%     $244     $233     $175     $162
  Sonoma Mission Inn & Spa             Sonoma, CA      1927/1987/1997    178(6)  79      82       225      235      179      194
  Ventana Inn & Spa                    Big Sur, CA     1975/1982/1988     62     78      63(7)    388      387      302      245(7)
                                                                       -----     --      --      ----     ----     ----     ----
       TOTAL/WEIGHTED AVERAGE                                            516     75%     73%     $255     $249     $191     $183
                                                                       =====     ==      ==      ====     ====     ====     ====

                                                                        Guest
 DESTINATION FITNESS RESORTS AND SPAS:                                  Nights
                                                                       -------
  Canyon Ranch-Tucson                  Tucson, AZ           1980         250(8)
  Canyon Ranch-Lenox                   Lenox, MA            1989         212(8)
                                                                       -----     --      --      ----     ----     ----     ----
       TOTAL/WEIGHTED AVERAGE                                            462     87%(9)  86%(9)  $543(10) $508(10) $451(11) $422(11)
                                                                       =====     ==      ==      ====     ====     ====     ====
       GRAND TOTAL/WEIGHTED AVERAGE FOR HOTEL PROPERTIES               3,146     74%     75%     $218     $207     $161     $154
                                                                       =====     ==      ==      ====     ====     ====     ====


-----------------------------

(1) Because of the Company's status as a REIT for federal income tax purposes, the Operating Partnership does not operate the Hotel Properties and has leased all of the Hotel Properties, except the Omni Austin Hotel, to COI pursuant to long term leases. As of January 1, 1999, the Omni Austin Hotel is leased pursuant to a separate long term lease, to HCD Austin Corporation.

(2) The hotel is undergoing a $5 million renovation of all guest rooms and common areas scheduled to be completed during the third quarter of 2000.

(3) The hotel is undergoing a $15 million renovation project scheduled to be completed in October 2000. The renovation includes improvements to all guest rooms, the lobby, corridor, and exterior and interior systems.

(4) As of December 31, 1999, 58 condominiums have been converted to hotel suites.

(5) In 1998, the number of rooms was reduced to 276 due to 19 rooms being converted into a 20,000 square foot spa.

(6) In February 1999, 20 rooms were taken out of commission for construction of the spa, which is part of an approximately $20 million expansion scheduled to be completed in April 2000. The expansion will also include the construction of 30 additional guest rooms. Rates were discounted during the construction period, which resulted in a lower average daily rate and revenue per available room in 1999, as compared to 1998.

(7) Temporarily closed from February 1, 1998 through May 1, 1998 due to flooding in the region, affecting the roadway passage to the hotel.

(8) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

(9) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.

(10) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.

(11) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES TABLE

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of December 31, 1999:


                                  TOTAL CUBIC       TOTAL                                        TOTAL CUBIC       TOTAL
                   NUMBER OF        FOOTAGE      SQUARE FEET                     NUMBER OF        FOOTAGE       SQUARE FEET
    STATE         PROPERTIES(1)   (IN MILLIONS)  (IN MILLIONS)     STATE        PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
    -----         -------------   -------------  -------------     -----        -------------    -------------  -------------
Alabama                      4            9.4            0.3    Mississippi                1            4.7             0.2
Arizona                      1            2.9            0.1    Missouri(2)                2           37.9             2.2
Arkansas                     6           33.1            1.0    Nebraska                   2            4.4             0.2
California                   9           28.6            1.1    New York                   1           11.8             0.4
Colorado                     2            3.4            0.1    North Carolina             3            8.5             0.3
Florida                      5            7.5            0.3    Oklahoma                   2            2.1             0.1
Georgia                      7           44.5            1.6    Oregon                     6           40.4             1.7
Idaho                        2           18.7            0.8    Pennsylvania               2           27.4             0.9
Illinois                     2           11.6            0.4    South Carolina             1            1.6             0.1
Indiana                      1            9.1            0.3    South Dakota               1            2.9             0.1
Iowa                         2           12.5            0.5    Tennessee                  3           10.6             0.4
Kansas                       2            5.0            0.2    Texas                      2            6.6             0.2
Kentucky                     1            2.7            0.1    Utah                       1            8.6             0.4
Maine                        1            1.8            0.2    Virginia                   2            8.7             0.3
Massachusetts                6           15.2            0.7    Washington                 6           28.7             1.1
                                                                Wisconsin                  3           17.4             0.7
                                                                                ------------    -----------    ------------

                                                                TOTAL                     89(3)       428.3(3)         17.0(3)
                                                                                ============    ===========    ============

----------------------

(1) As of December 31, 1999, the Operating Partnership held an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly owned the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Operating Partnership has no interest. The Temperature-Controlled Logistics Corporations are entitled to receive lease payments (base rent and percentage rent) from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of December 31, 1999, AmeriCold Logistics operated 104 temperature-controlled logistics properties with an aggregate of approximately 519.2 million cubic feet (19.9 million square feet).

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table shows certain information as of December 31, 1999, relating to the Residential Development Properties.


                                                                                                   TOTAL       TOTAL
                    RESIDENTIAL                                      RESIDENTIAL       TOTAL     LOTS/UNITS  LOTS/UNITS
   RESIDENTIAL      DEVELOPMENT                                      DEVELOPMENT       LOTS/      DEVELOPED    CLOSED
   DEVELOPMENT      PROPERTIES         TYPE OF                      CORPORATION'S      UNITS       SINCE        SINCE
 CORPORATION (1)       (RDP)           RDP(2)       LOCATION          OWNERSHIP %     PLANNED    INCEPTION   INCEPTION
 ---------------    -----------        -------      --------        -------------     -------    ----------  ----------
Desert Mountain   Desert Mountain        SF      Scottsdale, AZ
    Development                                                        93.0%            2,665         2,265       1,980
    Corp.                                                                            --------      --------    --------


The Woodlands     The Woodlands          SF      The Woodlands, TX
    Land Company,                                                      42.5%           36,385        22,240      20,721
    Inc.                                                                             --------      --------    --------


Crescent          Deer Trail            SFH      Avon, CO              60.0%               16(6)         11          11
    Development   Buckhorn
    Management        Townhomes          TH      Avon, CO              60.0%               24(6)         22          22
    Corp.         Bear Paw Lodge         CO      Avon, CO              60.0%               53(6)         11          11
                  QuarterMoon            TH      Avon, CO              64.0%               13(6)         --          --
                  Eagle Ranch            SF      Eagle, CO             60.0%            1,100(6)         90          88
                  Main Street
                      Junction           CO      Breckenridge, CO      60.0%               36(6)         18          13

                  Riverbend              SF      Charlotte, NC         60.0%              650            --          --
                  Three Peaks
                      (Eagle's Nest)     SF      Silverthorne, CO      30.0%              391(6)         75          71
                                                                                     --------      --------    --------
          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                                   2,283           227         216
                                                                                     --------      --------    --------

Mira Vista        Mira Vista             SF      Fort Worth, TX       100.0%              757           740         628
    Development   The Highlands          SF      Breckenridge, CO      12.3%              750           323         311
    Corp.                                                                            --------      --------    --------

          TOTAL MIRA VISTA DEVELOPMENT CORP.                                            1,507         1,063         939
                                                                                     --------      --------    --------

Houston Area      Falcon Point           SF      Houston, TX          100.0%            1,205           556         543
    Development   Spring Lakes           SF      Houston, TX          100.0%              536           161         110
    Corp.                                                                            --------      --------    --------
          TOTAL HOUSTON AREA DEVELOPMENT CORP.                                          1,741           717         653
                                                                                     --------      --------    --------

              TOTAL                                                                    44,581        26,512      24,509
                                                                                     ========      ========    ========


                                                                      Average
                    Residential                                       Closed             Range of
   Residential      Development                                      Sale Price           Proposed
   Development      Properties         Type of                        Per Lot/         Sale Prices
 Corporation (1)       (RDP)           RDP(2)       Location         Unit ($)(3)     Per Lot/Unit ($)(4)
-----------------  ------------        -------      ---------       ------------     -------------------
Desert Mountain   Desert Mountain        SF      Scottsdale, AZ
    Development                                                        480,000      375,000 - 3,000,000(5)
    Corp.


The Woodlands     The Woodlands          SF      The Woodlands, TX
    Land Company,                                                       48,131       13,600 -   500,000
    Inc.


Crescent          Deer Trail            SFH      Avon, CO            2,930,000    2,695,000 - 4,075,000
    Development   Buckhorn
    Management        Townhomes          TH      Avon, CO            1,300,000    1,420,000 - 1,870,000
    Corp.         Bear Paw Lodge         CO      Avon, CO            1,675,000      665,000 - 2,025,000
                  QuarterMoon            TH      Avon, CO               N/A       1,850,000 - 2,795,000
                  Eagle Ranch            SF      Eagle, CO             111,500       80,000 -   150,000
                  Main Street
                      Junction           CO      Breckenridge, CO      475,000      300,000 -   580,000

                  Riverbend              SF      Charlotte, NC          N/A          23,000 -    30,000
                  Three Peaks
                      (Eagle's Nest)     SF      Silverthorne, CO      220,000      135,000 -   425,000

          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.


Mira Vista        Mira Vista             SF      Fort Worth, TX        100,000       50,000 -   265,000
    Development   The Highlands          SF      Breckenridge, CO      148,000       55,000 -   450,000
    Corp.

          TOTAL MIRA VISTA DEVELOPMENT CORP.


Houston Area      Falcon Point           SF      Houston, TX            31,000       22,000 -    60,000
    Development   Spring Lakes           SF      Houston, TX            28,000       22,000 -    33,000
    Corp.
          TOTAL HOUSTON AREA DEVELOPMENT CORP.

              TOTAL



-------------------------

(1) The Operating Partnership has an approximately 95%, 95%, 90%, 94% and 94%, ownership interest in Desert Mountain Development Corp., The Woodlands Land Company, Inc., Crescent Development Management Corp., Mira Vista Development Corp., and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); TS (Timeshare); and SFH (Single Family Homes).

(3) Based on lots/units closed during the Operating Partnership's ownership period.

(4)  Based on existing inventory of developed lots and lots to be developed.

(5)  Includes golf membership, which for 1999, is approximately $175,000.

(6) As of December 31, 1999, two units were under contract at Deer Trail representing $5.9 million in sales, two units were under contract at Buckhorn Townhomes representing $3.3 million in sales, 32 units were under contract at Bear Paw Lodge representing $43.6 million in sales, 11 units were under contract at QuarterMoon representing $24.7 million in sales, 73 lots were under contract at Eagle Ranch representing $10.5 million in sales, six units were under contract at Main Street Junction representing $2.5 million in sales, and 27 lots were under contract at Three Peaks representing $6.4 million in sales.

                        BEHAVIORAL HEALTHCARE PROPERTIES

BEHAVIORAL HEALTHCARE PROPERTIES


         As of December 31, 1999, the Behavioral Healthcare Segment consisted of 88 Behavioral Healthcare Properties, all of which were leased to CBHS and its subsidiaries under a triple-net master lease. CBHS is a Delaware limited liability company which was formed to operate the behavioral healthcare businesses located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan and 90% by COI and an affiliate of COI. CBHS operates the Behavioral Healthcare Properties through wholly owned subsidiaries.

         During the fourth quarter of 1999, the Operating Partnership purchased two Behavioral Healthcare Properties from Magellan for an aggregate purchase price of approximately $7.1 million in satisfaction of its obligations under an agreement with Magellan entered into in November 1998. In addition, during the fourth quarter of 1999, the Operating Partnership disposed of one Behavioral Healthcare Property for approximately $1.4 million in net proceeds.

         On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has stated in its bankruptcy petitions that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

         Effective February 29, 2000, the Non-Core Properties ceased to be subject to the master lease, although the aggregate rent due under the master lease was not reduced as a result except with respect to the sales of Non-Core Properties. The Operating Partnership is actively marketing these Properties for sale. From January 1 through March 24, 2000, the Operating Partnership sold 11 Non-Core Properties for approximately $34.9 million in net proceeds. As a result of these sales and the sale of the one Behavioral Healthcare Property during the fourth quarter of 1999, the amount of rent due under the master lease was reduced in accordance with the amendments to the master lease. The Operating Partnership has also entered into contracts or letters of intent to sell an additional six Non-Core Properties. The Operating Partnership continues to actively market the remaining 34 Non-Core Properties for sale.

         The Core Properties remain subject to the master lease. The Operating Partnership intends to sell the Core Properties or lease them to new tenants in connection with CBHS's bankruptcy proceedings.

         For more information on CBHS, the voluntary filing of the Chapter 11 bankruptcy petitions, the Operating Partnership's investment in the Behavioral Healthcare Properties and the master lease, see Item 1. Business - Industry Segments - Behavioral Healthcare Segment and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Behavioral Healthcare Segment.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS


MARKET INFORMATION AND DISTRIBUTIONS

         There is no established public trading market for the Registrant's limited partner interests, including the associated units ("Units"). The following table sets forth the cash distributions paid per Unit during each quarter of fiscal years 1998 and 1999 Comparable cash distributions are expected in the future. As of March 24, 2000, there were 49 record holders of Units. The Company and CREE, Ltd. do not own Units.


        Quarter Ended:                 1999 Distributions              1998 Distributions
        --------------                 ------------------              ------------------
March 31                                       $1.10                          $0.76
June 30                                        $1.10                          $0.76
September 30                                   $1.10                          $1.10
December 31                                    $1.10                          $1.10

SALES OF UNREGISTERED SECURITIES

     In connection with the acquisition of real estate, the Operating Partnership from time to time issues Units, or commits to issue Units in the future, to sellers of real estate in reliance on exemptions from registration under the Securities Act of 1933, as amended (the "Act"). In 1999, the Operating Partnership issued 85,910 Units in offerings exempt from the registration requirements of the Act pursuant to agreements entered into in connection with property acquisitions in 1996 and 1998 as set forth below:

     o On May 3, 1999, the Operating Partnership issued 48,410 Units to two unaffiliated third parties in satisfaction of certain obligations related to that certain Assignment and Assumption Agreement dated as of March 20, 1998 as amended, by and among Lano International, Inc., Armada/Hoffler Holding Company and Alan R. Novak.


     o On June 3, 1999, the Operating Partnership issued 37,500 Units to an unaffiliated third party in satisfactions of certain obligations related to that certain Contribution Agreement dated as of September 13, 1996, as amended, by and among the Operating Partnership, the Company, Rahn Sonoma, Ltd., John H. Anderson and Peter H. Roberts, and that certain Waiver and Agreement dated as of June 3, 1999 by and among the Operating Partnership, the Company, John H. Anderson, Peter
          H. Roberts and Peter H. Henry.


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

ITEM 6 .  SELECTED FINANCIAL DATA

         The following table includes certain financial information for the Operating Partnership on a consolidated historical basis. You should read this section in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED HISTORICAL FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                               YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------------
                                                        1999             1998            1997            1996             1995
                                                     ------------    ------------    ------------    ------------    ------------

OPERATING DATA:
  Total revenue ....................................   $    746,279    $    698,343    $    447,373    $    208,861    $    129,960
  Operating income (loss) ..........................        (54,954)        143,893         111,281          44,101          30,858
  Income before minority
     interests and extraordinary
     item ........................................           13,343         183,210         135,024          47,951          36,358
  Basic earnings per unit of partnership interest:
     Income (loss) before extraordinary
       item ........................................   $      (0.09)   $       2.52    $       2.50    $       1.44    $       1.32
     Net income (loss) .............................          (0.09)           2.52            2.50            1.44            1.32
  Diluted earnings per unit of partnership interest:
     Income (loss) before extraordinary
       item ........................................   $      (0.09)   $       2.42    $       2.41    $       1.40    $       1.30
     Net income (loss) .............................          (0.09)           2.42            2.41            1.35            1.30
BALANCE SHEET DATA
  (AT PERIOD END):
  Total assets .....................................   $  4,951,420    $  5,045,949    $  4,182,875    $  1,733,540    $    965,232
  Total debt .......................................      2,598,929       2,318,156       1,710,124         667,808         444,528
  Total partners' capital ..........................      2,156,863       2,551,624       2,317,353         988,005         479,517
OTHER DATA:
  Funds from Operations(1) .........................   $    355,777    $    360,148    $    214,396    $     87,616    $     64,475
  Cash distribution declared per
     unit of partnership interest ..................   $       4.40    $       3.72    $       2.74    $       1.32    $       1.10
  Weighted average
     units of partnership interest
     outstanding - basic ...........................     67,977,021      66,214,702      53,417,789      32,342,421      27,091,093
  Weighted average
     units of partnership interest
     outstanding - diluted .........................     68,945,780      70,194,031      55,486,729      32,932,758      27,249,845

  Cash flow provided by (used in):
     Operating activities ..........................   $    296,146    $    277,092    $    211,550    $     77,384    $     64,877
     Investing activities ..........................       (164,662)       (798,007)     (2,294,766)       (513,033)       (421,306)
     Financing activities ..........................       (169,210)        564,680       2,123,744         444,315         343,079


------------------------------
(1) Funds from Operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income
         (loss) (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, excluding adjustments not of a normal recurring nature, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. For a more detailed definition and description of FFO, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the selected financial data and the consolidated financial statements and the accompanying notes in
Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data, respectively, of this report. Historical results and percentage relationships set forth in these Items and this section should not be taken as indicative of future operations of the Operating Partnership or the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Items 1 - 6 of this Form 10-K.

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

         o Changes in real estate conditions (including rental rates and competition from other properties and new development of competing properties);

         o The concentration of a significant percentage of the Operating Partnership's assets in Texas;

         o Financing risks, such as the ability to generate revenue sufficient to service existing debt, increases in debt service associated with variable-rate debt, the ability to meet existing financial covenants and the Operating Partnership's ability to consummate planned financings and refinancings on the terms and within the time frames anticipated;

         o The Operating Partnership's ability to close anticipated sales of assets or joint venture transactions or other pending transactions;

         o The failure of CBHS as debtor in possession to negotiate or consummate an acceptable sale of its core operating assets in the on-going bankruptcy proceedings;

         o The failure of CBHS, any successful purchaser or purchasers of such core operating assets out of bankruptcy, and the Operating Partnership to negotiate and consummate leases for the core facilities or the inability of the Operating Partnership to secure on a timely basis the release of hospital facilities from the debtor in possession;

         o The failure of the purchaser or purchasers of the core operating assets of CBHS, following any purchase and bankruptcy restructuring, to fulfill all new lease obligations to the Operating Partnership over the long term;

         o The Operating Partnership's ability to close sales of the Behavioral Healthcare Properties;

         o The Operating Partnership's ability to find acquisition and development opportunities which meet the Operating Partnership's investment strategy;

         o The existence of complex regulations relating to the Company's status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT;

         o Adverse changes in the financial condition of existing tenants; and

         o Other risks detailed from time to time in the Operating Partnership's and the Company's filings with the SEC.

         Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Operating Partnership is not obligated to update these forward-looking statements to reflect any future events or circumstances.

STRATEGIC PLAN UPDATE

         John C. Goff, Vice-Chairman of the Board of Trust Managers of the Company, was appointed to the positions of President and Chief Executive Officer of the Company and CREE, Ltd. on June 11, 1999. As announced in August, 1999, Mr. Goff and the management team outlined the following immediate objectives:

         o        resolve the issues surrounding the Behavioral Healthcare
                  Segment;

         o        reduce exposure to variable-rate debt;

         o dispose of non-strategic or non-core assets within the investment segments;

         o        market certain of the Office Properties for joint ventures;
                  and

         o        engage the Company in a share repurchase program.

CBHS

         CBHS's business has been negatively affected by many factors, including adverse industry conditions. During 1999, CBHS failed to perform in accordance with its operating budget. In the fourth quarter of 1999, the Operating Partnership, COI, Magellan and CBHS completed a recapitalization of CBHS. Pursuant to the recapitalization, Magellan transferred its remaining hospital-based assets to CBHS, canceled its accrued franchise fees and terminated the franchise agreements, pursuant to which Magellan had provided certain services to CBHS in exchange for certain franchise fees. The Operating Partnership also deferred the monthly rental payments due from CBHS for November and December 1999 and amended its master lease with CBHS to provide a mechanism to terminate the master lease as to certain non-core Behavioral Healthcare Properties, and agreed that, upon each sale by the Operating Partnership of the non-core Behavioral Healthcare Properties, the monthly minimum rent due from CBHS under the master lease would be reduced by a specified percentage of the net proceeds of such sale. The non-core Behavioral Healthcare Properties consist of 51 Properties which CBHS has ceased operations or is planning to cease operations (the "Non-Core Properties").

         As of December 31, 1999, the Behavioral Healthcare Segment consisted of 88 Behavioral Healthcare Properties in 24 states, all of which were leased to CBHS and its subsidiaries under a triple-net master lease. On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has stated in its bankruptcy petitions that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

         Effective February 29, 2000, pursuant to the referenced amendments to the master lease, the Non-Core Properties ceased to be subject to the master lease, although the aggregate rent due under the master lease was not reduced as a result except as described above with respect to Non-Core Properties. The Operating Partnership is actively marketing these Properties for sale. From January 1 through March 24, 2000, the Operating Partnership sold 11 Non-Core Properties for approximately $34.9 million in net proceeds. As a result of these sales and the sale of the one Behavioral Healthcare Property during the fourth quarter of 1999, the amount of rent due under the master lease was reduced in accordance with the amendments to the master lease. The Operating Partnership has also entered into contracts or letters of intent to sell an additional six Non-Core Properties. The Operating Partnership continues to actively market the remaining 34 Non-Core Properties for sale.

         As of December 31, 1999, the 37 Behavioral Healthcare Properties that were not designated as Non-Core Properties are designated as "Core-Properties." The Core Properties remain subject to the master lease. Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding.

         The Operating Partnership intends to sell the Core Properties or lease them to new tenants.

         On April 24, 2000, an auction will be held for the core operating assets of CBHS as part of the bankruptcy proceedings. The Operating Partnership has agreed to provide an acceptable sales price for each of the remaining 37 Behavioral Healthcare Properties and, to the extent possible, acceptable lease terms for continued operation of the Behavioral Healthcare Properties. Bidders will have the opportunity to bid for any or all of the core operating assets of CBHS and, in connection with a bid, either to bid to purchase the related Behavioral Healthcare Property or Properties or to seek approval from the Operating Partnership to lease the Property or Properties. Proceeds from the sale of core operating assets of CBHS will be available to pay creditors of CBHS. Proceeds from any sales of the Behavioral Healthcare Properties will belong to the Operating Partnership.

Exposure to Variable-rate Debt

         Since the announcement of the Operating Partnership's Strategic Plan in August 1999, the Operating Partnership fixed or hedged approximately $400 million of its variable-rate debt in 1999. During the first quarter of 2000, the Operating Partnership repaid and retired its unsecured, variable-rate credit facility (the "Credit Facility") from a group of banks led by BankBoston, N.A ("BankBoston") and its term note with BankBoston primarily with the proceeds of a new secured, variable-rate facility (the "New Facility") from UBS AG ("UBS"). Effective February 4, 2000, the Operating Partnership entered into a three-year cash flow hedge agreement with Fleet Boston Financial, relating to a portion of the New Facility for a notional amount of $200.0 million. As a result, $200.0 million of the amount under the note, which was originally issued at a floating rate of LIBOR plus 250 basis points, was effectively converted to a fixed weighted average interest rate of 9.61% through maturity. The refinancings and cash flow hedges reduced the Operating Partnership's variable-rate debt exposure to less than 30% of total debt. See "Liquidity and Capital Resources - New Facility" and "Liquidity and Capital Resources - Interest Rate Hedging Transactions" for additional information.

Assets Held for Disposition

         During 1999, the Operating Partnership identified the following assets for disposition. These assets are either non-strategic or non-core assets within the Operating Partnership's investment segments. The proceeds generated from the remaining assets held for disposition are expected to be used to further reduce the Operating Partnership's remaining variable-rate debt, make investments, fund a share repurchase program, or any combination of these options.

         o Dallas Mavericks Interest - On October 27, 1999, the Operating Partnership completed the sale of its non-core equity and debt interests in the Dallas Mavericks, interest in the new Dallas sports arena development and surrounding mixed-use development projects and certain promissory notes related to the Dallas Mavericks for approximately $89 million in cash. In connection with the sale, the Operating Partnership recognized a net loss of approximately $0.7 million. The proceeds were primarily used to pay down variable-rate debt.

         o The Woodlands Commercial Properties - The Woodlands Commercial Properties Company, L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (multi-family, retail and office/venture tech portfolios) located in The Woodlands. As of December 31, 1999, the multi-family portfolio had been sold, generating net proceeds of approximately $28.8 million, of which the Operating Partnership's portion was approximately $12.2 million. The sale generated a net gain of approximately $11.6 million, of which the Operating Partnership's portion was approximately $4.9 million. The sale of the retail portfolio, including the Operating Partnership's four Retail Properties located in The Woodlands, closed on January 5, 2000, and generated approximately $49.8 million of net proceeds, of which the Operating Partnership's portion was approximately $37.3 million. The Woodlands Retail Properties were sold at a net gain of approximately $9.0 million, of which the Operating Partnership's portion was approximately $7.7 million. The proceeds from these sales were used primarily to pay down variable-rate debt. In addition, the sale of the office/venture tech portfolio, consisting of the Operating Partnership's 12 Office Properties located in The Woodlands is expected to close in the second quarter of 2000.

         o Office Properties - For the year ended December 31, 1999, the Operating Partnership recognized an impairment loss of approximately $16.8 million on one of the Office Properties held for disposition at December 31, 1999, which was sold during the first quarter of 2000. The impairment loss represented the difference between the carrying value of the Office Property and the sales price less costs of the sale. As of March 24, 2000, the Operating Partnership completed the sale of six wholly-owned Office Properties which were included in the group of ten Office Properties held for disposition at December 31, 1999 and were being actively marketed for sale. The sales generated approximately $146.6 million of net proceeds. The proceeds were primarily used to pay down variable-rate debt. Excluding the impairment loss on one of the six Office Properties held for disposition at December 31, 1999, the Operating Partnership recognized a net gain of approximately $13.3 million in the first quarter of 2000, related to the sales of the other five Office Properties that were classified as held for disposition at December 31, 1999. The Operating Partnership has entered into contracts relating to the sale of two additional Office Properties. The sale of these Properties are expected to close by the end of the second quarter of 2000. Management expects to complete any economically justified sales of the remaining two Office Properties held for disposition as of December 31, 1999 by the end of the second quarter of 2000.

         o Behavioral Healthcare Properties - The Behavioral Healthcare Segment consisted of 88 Properties in 24 states as of December 31, 1999. From January 1 through March 24, 2000, 11 Non-Core Properties were sold for approximately $34.9 million in net proceeds. The proceeds were primarily used to pay down variable-rate debt. The Operating Partnership has also entered into contracts or letters of intent to sell an additional six Non-Core Properties. The Operating Partnership continues to actively market the remaining 34 Non-Core Properties for sale. The Operating Partnership intends to sell the 37 Core Properties or lease them to new tenants.

         Management is currently in the process of evaluating the bids for the remaining Properties held for disposition to determine their economic viability as well as the credit-worthiness of the potential purchasers and their ability to close the transactions. The disposition of these Properties remains subject to the negotiation of acceptable terms and other customary conditions.

Joint Ventures

         The Operating Partnership is currently seeking to enter into venture arrangements with private equity partners for arrangements where the Operating Partnership would hold a minority interest in the Properties and would continue to lease and manage the Properties.

Share Repurchase Program

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of its outstanding common shares from time to time in the open market or through privately negotiated transactions, in an amount not to exceed $500.0 million. The proposed repurchases will be subject to prevailing market conditions and other considerations. The repurchase of common shares by the Company would decrease the Company's limited partner interest, which would result in an increase of net income per unit and book value per unit. The Company expects the share repurchase program to be funded through a combination of asset sales and financing arrangements, which, in some cases, may be secured by the repurchased shares. The amount of shares that the Company actually will purchase will be determined from time to time, in its reasonable judgement, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of shares actually will be purchased within any particular time period.

         On November 19, 1999, the Company entered into an agreement with UBS which was amended on January 4, 2000 and which, as amended, obligates the Company to repurchase approximately 5.8 million common shares from UBS, or settle in common shares, on specified terms, before January 4, 2001. See "Liquidity and Capital Resources - Share Repurchase Agreement" for a description of this transaction.

OFFICE AND RETAIL SEGMENT

         The following tables show the same-store net operating income growth for the 27.1 million square feet of Office Property space owned as of January 1, 1998.


                                          FOR THE YEAR
                                        ENDED DECEMBER 31,            PERCENTAGE/
                                    ---------------------------          POINT
                                       1999             1998           INCREASE
                                    ----------       ----------       ----------

Same-store Revenues                 $    518.0       $    488.8            6.0%
Same-store Expenses                     (225.4)          (213.8)           5.4%
                                    ----------       ----------
Net Operating Income                $    292.6       $    275.0            6.4%
                                    ==========       ==========

Weighted Average Occupancy                91.1%            90.1%           1.0pt


         The following table shows selected leasing and rental rate information for the 31.8 million square feet of Office Property owned as of December 31, 1999.


                                                       FOR THE YEAR ENDED DECEMBER 31, 1999
                                      ---------------------------------------------------------------------
                                               SIGNED                   EXPIRING             PERCENTAGE
                                               LEASES                    LEASES               INCREASE
                                      -----------------------   ------------------------  -----------------

Renewed or re-leased(1)                    2,646,000 sq. ft.                N/A                      N/A
Weighted average full-
     service rental rate(2)               $21.72 per sq. ft.         $18.30 per sq. ft.              19%
FFO annual net effective
     rental rate(3)                       $13.63 per sq. ft.         $10.26 per sq. ft.              33%

-------------------
(1) All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

         o For the year ended December 31, 1999, leases executed for renewal or re-leased Office Property space required tenant improvements of $1.15 per square foot per year and leasing costs of $0.72 per square foot per year. "Renewal" refers to leases executed by existing tenants for exactly the same net rentable area currently occupied by those tenants. "Re-lease" refers to leases executed by new or existing tenants for net rentable area which has been vacant for six months or less.

         o The overall office portfolio was approximately 92.7% leased, based on executed leases, or approximately 90.5% leased based on commenced leases, at December 31, 1999. Average occupancy for 1999 based on commenced leases was approximately 90.9%.

Investment in Broadband Office, Inc.:

         In October 1999, the Operating Partnership, along with seven other real estate companies, joined with an unrelated third party venture capitalist as a founding shareholder in Broadband, a national telecommunications company. Broadband is dedicated to providing state of the art broadband telecommunications services to commercial office properties across the country. In addition to significantly improving the Operating Partnership's office tenant amenity package to take advantage of evolving technologies, the Operating Partnership received an equity interest and representation on the board of directors of Broadband in exchange for granting Broadband marketing access to the tenants within the Operating Partnership's Office Property portfolio.

HOSPITALITY SEGMENT

         The following table shows the percentage increases in occupancy, average daily rate and revenue per available room for the Hotel Properties for the years ended December 31, 1999 and 1998.


                                           FOR THE YEAR                   PERCENTAGE/
                                         ENDED DECEMBER 31,                  POINT
                                   --------------------------------         INCREASE
                                       1999               1998             (DECREASE)
                                   -------------      -------------       -------------

Weighted average occupancy                   74 %               75 %          (1)pt
Average daily rate                        $ 218              $ 207             5 %
Revenue per available room                $ 161              $ 154             5 %


         o For the year ended December 31, 1999, hotel property rental income growth, including weighted average base rent(1) and percentage rent, was approximately 12.3%(2) compared with the same period of 1998, for the eight Hotel Properties owned as of January 1, 1998.

-----------------------

(1) Including scheduled rent increases that would be taken into account under GAAP.

(2) This growth was impacted by returns generated on approximately $38 million of capital invested during 1998 and 1999 in connection with the construction of The Allegria Spa at the Hyatt Regency Beaver Creek hotel, the construction of The Allegria Spa at Ventana Inn & Spa, the Sonoma Mission Inn & Spa expansion and the renovation of guest rooms at the Four Seasons-Houston hotel.

Investment Partnership:

         In February 2000, the Operating Partnership entered into an agreement with Sanjay Varma, a former senior executive officer of the Operating Partnership, to form an investment partnership, which will seek luxury spa resorts and hotels to acquire and manage under the "Sonoma Spa Resorts" brand and concept. The Operating Partnership and Mr. Varma acquired a 93% and 7% interest, respectively, in this new partnership. Mr. Varma has also established a new management company, which has contracted with COI to manage either the property or assets of the Operating Partnership's existing portfolio of Hotel Properties (excluding the Canyon Ranch resorts and the Hyatt Regency Beaver Creek), in addition to new properties the investment partnership acquires. The Operating Partnership currently holds a 30% non-voting interest in this management company.

CRL Investments, Inc.:

         The Operating Partnership has a 95% economic interest, representing all of the non-voting stock in CRL Investments, Inc. ("CRL"), which has a 20% economic interest in CR License, LLC, the entity which owns the right to the future use of the "Canyon Ranch" name. CRL has the opportunity through July 2000 to pay $3.0 million to obtain an additional 10% interest in CR License, LLC. CRL also has an effective 60% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada. The Canyon Ranch Spa Club opened in June 1999 and is the first project to expand the franchise value of the "Canyon Ranch" name.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Operating Partnership owns economic interests in five Residential Development Corporations through the residential development property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 14 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties. Management plans to maintain the Residential Development segment at its current investment level and reinvest returned capital into residential development projects that it expects to achieve comparable rates of return.

The Woodlands Land Development, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:


                                                          FOR THE YEAR
                                                       ENDED DECEMBER 31,
                                         ------------------------------------------------
                                                 1999                       1998
                                         ---------------------      ---------------------

Residential lot sales                            1,991                      1,462
Average sales price per lot(1)               $  45,843                  $  52,581
Commercial land sales                               76 acres                  205 acres
Average sales price per acre                 $ 344,995                  $ 227,383

--------------------------------

(1) Decrease in average sales price per lot between years is due to a change in product mix.


         o Residential lot sales increased by 529 or 36%, in 1999 compared with 1998.

         o Future buildout of The Woodlands is estimated at approximately 15,600 residential lots and approximately 1,972 acres of commercial land, of which 1,519 residential lots and 991 acres are currently in inventory.

         o The Woodlands estimates that sales of approximately 2,000 to 2,100 residential lots and 75 to 85 acres of commercial land will close during 2000.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

                                             FOR THE YEAR
                                          ENDED DECEMBER 31,
                                   ---------------------------------
                                       1999               1998
                                   --------------    ---------------

Residential lot sales                        258                258
Average sales price per lot(1)         $ 533,000          $ 430,000

--------------------------

(1)      Including equity golf memberships.

         o The average price per lot for the year ended 1999 increased 24% compared to the year ended 1998, as a result of a higher price product mix sold in 1999 versus 1998.

         o During 1999, Desert Mountain opened five new villages in Saguaro Forest consisting of 160 additional lots. Desert Mountain has sold 95 of these lots with an average sales price of $619,000 per lot.

         o Future buildout of Desert Mountain is estimated at approximately 685 residential lots, of which 285 are currently in inventory.

         o Desert Mountain is anticipating the release in the year 2000 of three new villages within Saguaro Forest consisting of approximately 106 lots with prices from $500,000 to $2.6 million per lot.

Crescent Development Management Corporation ("CDMC"), Beaver Creek, Colorado:

                                                 FOR THE YEAR
                                               ENDED DECEMBER 31,
                                         -------------------------------
                                              1999             1998
                                         ---------------   -------------

Active projects                                      11               5
Residential lot sales                               410              48
Townhome sales                                       32              27
Single-family home sales                             11              --
Equivalent timeshare unit sales                       6              32
Condominium sales                                    24              --

o On April 29, 1999, a partnership in which CDMC has a 64% economic interest finalized the purchase of Riverfront Park (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25 million. The development of Riverfront Park is expected to begin in the spring of 2000. The first phase will consist of one condominium project and two loft projects with prices ranging from $0.2 million to $2.5 million. One of the first residential projects, consisting of 71 lofts, commenced pre-selling in January 2000. As of March 24, 2000, contracts had been signed on 83% of the 71 lofts. In the first quarter of 2000, the partnership has entered into contracts relating to the sale of 9.7 acres of Riverfront Park, which is expected to close in the second quarter of 2000. The acreage is in close proximity to several major entertainment and recreational facilities including Coors Field (home to the Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park), the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets) and the new downtown Commons Park. An adjacent 28 acres is expected to be commercially developed by another company, thus providing a major mixed-use community adjacent to the lower downtown area of Denver.

o CDMC estimates the following sales for the year 2000 from its 10 active projects: 383 residential lots, 17 townhomes, 5 single-family homes, and 44 condominiums.

o 99% of the sales anticipated during the first quarter and 71% of the sales anticipated for the full year of 2000 have been pre-sold as of December 31, 1999.

Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas:

                                           FOR THE YEAR
                                         ENDED DECEMBER 31,
                                   -------------------------------
                                       1999             1998
                                   -------------    --------------

Residential lot sales                        69                79
Average sales price per lot           $ 121,000         $ 111,000

Houston Area Development Corp. ("Houston Area Development"), Houston, Texas:

                                            FOR THE YEAR
                                         ENDED DECEMBER 31,
                                   -------------------------------
                                       1999             1998
                                   -------------    --------------

Residential lot sales                       243               181
Average sales price per lot            $ 28,000          $ 25,000

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of December 31, 1999, the Operating Partnership held an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships, which owns the Temperature-Controlled Logistics Corporations, which directly or indirectly owned the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Operating Partnership has no interest. The Temperature-Controlled Logistics Corporations are entitled to receive lease payments (base rent and percentage rent) from AmeriCold Logistics.

         Management believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is a useful financial performance measure for assessing the relative stability of the financial condition of the AmeriCold Logistics, which is the sole lessee of the Temperature-Controlled Logistics Properties.

         This table shows AmeriCold Logistics, pro forma EBITDA for the year ended December 31, 1999 and 1998, assuming that the acquisitions by one of the Temperature-Controlled Logistics Corporations of 14 Temperature-Controlled Logistics Properties had occurred on January 1, 1998.

                                                   FOR THE YEAR
                                                ENDED DECEMBER 31,
                                                  (IN MILLIONS)
                                        -------------------------------------
                                              1999                 1998
                                        ----------------     ----------------

Pro forma EBITDA(1)                      $        164.8       $        152.4
Pro forma lease payment                  $        164.0       $        149.1

------------
(1) EBITDA does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

o During 1999, the Temperature-Controlled Logistics Corporations completed and opened $46 million of expansion and new product, representing approximately 15.1 million cubic feet (0.5 million square feet).

o The Temperature-Controlled Logistics Corporations currently have approximately $30.6 million of expansion and new temperature-controlled logistics facilities under construction, which management of AmeriCold Logistics expects will be completed in the second quarter of 2000, and which are expected to contain approximately 16.6 million cubic feet (0.8 million square feet).

o The Temperature-Controlled Logistics Corporations have approximately $50 to $75 million of expansion and new product temperature-controlled logistics facilities under review for development or acquisition during 2000.

BEHAVIORAL HEALTHCARE SEGMENT

         During the year ended December 31, 1999, the Operating Partnership received cash rental payments of approximately $35.3 million from CBHS. CBHS's business has been negatively affected by many factors, including adverse industry conditions. During 1999, CBHS failed to perform in accordance with its operating budget. See "Strategic Plan Update - CBHS" above for a complete description of the current status of CBHS, the voluntary filing of Chapter 11 bankruptcy petitions by CBHS and its subsidiaries and the Operating Partnership's investment in the Behavioral Healthcare Properties.

         The following financial statement charges were made with respect to the Operating Partnership's investment in the Behavioral Healthcare Properties for the year ended December 31, 1999:

         o CBHS rent was reflected on a cash basis beginning in the third quarter of 1999 and CBHS rent will continue to be reflected on a cash basis going forward;

         o The Operating Partnership wrote-off the rent that was deferred according to the CBHS lease agreement from the commencement of the lease in June of 1997 through June 30, 1999. The balance written-off totaled $25.6 million;

         o The Operating Partnership wrote-down its behavioral healthcare real estate assets by approximately $103.8 million to a book value of $245.0 million;

         o The Operating Partnership recorded approximately $15.0 million of additional expense to be used by CBHS as working capital; and

         o The Operating Partnership has not recorded depreciation expense on the Non-Core Properties since November 1999 when such Properties were classified as held for disposition.

         At December 31, 1999, the Operating Partnership's investment in the Behavioral Healthcare Properties represented approximately 5% of its total assets (after the impairment and other charges related to the behavioral healthcare assets) and approximately 5% of consolidated rental revenues for the year ended December 31, 1999 (after the write-off of the rent that was deferred for 1999).

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 prohibits contingent revenue from being accrued until the thresholds upon which it is based have been met. In 1999, percentage rental income was recognized on an accrual basis. However, SAB No. 101 had no material impact on the Operating Partnership's financial statements for the year ended December 31, 1999 because all of the thresholds upon which percentage rental income is based had been met by December 31, 1999. In accordance with SAB No. 101, percentage rental income will not be recognized in the year 2000 until the thresholds upon which it is based are met. Management does not believe this change will have a material impact on its interim or annual financial statements.

                              RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's financial data as a percentage of total revenues for the three years ended December 31, 1999, 1998, and 1997 and the variance in dollars between the years ended December 31, 1999 and 1998 and the years ended December 31, 1998 and 1997. See Note 4. Segment Reporting included in Item 8. Financial Statements and Supplementary Data for financial information about investment segments.


                                                          FINANCIAL DATA AS A PERCENTAGE OF TOTAL  TOTAL VARIANCE IN DOLLARS BETWEEN
                                                          REVENUES FOR THE YEAR ENDED DECEMBER 31,   THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------- --------------------------------
                                                             1999            1998         1997      1999 AND 1998   1998 AND 1997
                                                          ---------        -------       -------   --------------   -------------
REVENUES
   Office and retail properties                                82.3 %         80.6 %        81.2 %     $  51.5        $ 199.7
   Hotel properties                                             8.8            7.7           8.3          11.9           16.0
   Behavioral healthcare properties                             5.5            7.9           6.7         (14.2)          25.5
   Interest and other income                                    3.4            3.8           3.8          (1.2)           9.7
                                                            -------        -------       -------       -------        -------
    TOTAL REVENUES                                            100.0          100.0         100.0          48.0          250.9
                                                            -------        -------       -------       -------        -------

EXPENSES
   Operating expenses                                          34.4           34.8          35.5          14.1           84.1
   Corporate general and administrative                         2.2            2.3           2.9            --            3.4
   Interest expense                                            25.7           21.8          19.3          39.8           65.8
   Amortization of deferred financing costs                     1.4            0.9           0.8           3.8            3.0
   Depreciation and amortization                               17.6           16.9          16.6          13.6           43.7
   Settlement of merger dispute                                 2.0             --            --          15.0             --
   Carrying value in excess of market value of
    asset held for sale                                         2.3             --            --          16.8             --
   Impairment and other charges related to
    the behavioral healthcare assets                           21.7             --            --         162.0             --
   Write-off of costs associated with
    unsuccessful acquisitions                                    --            2.7            --         (18.4)          18.4
                                                            -------        -------       -------       -------        -------
    TOTAL EXPENSES                                            107.3           79.4          75.1         246.7          218.4
                                                            -------        -------       -------       -------        -------
OPERATING INCOME (LOSS)                                        (7.3)          20.6          24.9        (198.7)          32.5

OTHER INCOME
   Equity in net income of unconsolidated Companies:
    Office and retail properties                                0.7            0.6           0.1           1.1            3.6
    Temperature-controlled logistics properties                 2.0            0.1           0.3          14.5           (0.7)
    Residential development properties                          5.7            4.8           4.2           9.4           14.7
    Other                                                       0.7            0.1           0.7           4.0           (2.0)
                                                            -------        -------       -------       -------        -------
    TOTAL OTHER INCOME                                          9.1            5.6           5.3          29.0           15.6
                                                            -------        -------       -------       -------        -------

INCOME BEFORE MINORITY INTERESTS                                1.8           26.2          30.2        (169.7)          48.1

   Minority interests                                          (0.1)          (0.2)         (0.3)          0.4           (0.1)
                                                            -------        -------       -------       -------        -------

NET INCOME                                                      1.7           26.0          29.9        (169.3)          48.0

   Preferred unit distributions                                (1.8)          (1.7)           --          (1.8)         (11.7)
   Return on share repurchase agreement                        (0.1)            --            --          (0.6)            --
   Forward share purchase
        agreement return                                       (0.6)          (0.4)           --          (1.0)          (3.3)
                                                            -------        -------       -------       -------        -------

NET INCOME (LOSS) AVAILABLE TO
   PARTNERS                                                    (0.8)%         23.9 %        29.9 %     $(172.7)       $  33.0
                                                            =======        =======       =======       =======        =======

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

REVENUES

         Total revenues increased $48.0 million, or 6.9%, to $746.3 million for the year ended December 31, 1999, as compared to $698.3 million for the year ended December 31, 1998.

         The increase in Office and Retail Property revenues of $51.5 million, or 9.1%, compared to the year ended December 31, 1998, is attributable to:

         o the acquisition of nine Office Properties in 1998, which contributed revenues for a full year in 1999, as compared with a partial year in 1998, resulting in $17.1 million in incremental revenues;

         o increased revenues of $27.8 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of rental rate increases at these Properties; and

         o increased revenues of $6.6 million as a result of the receipt of lease termination fees during 1999.

         The increase in Hotel Property revenues of $11.9 million, or 22.3%, compared to the year ended December 31, 1998, is attributable to:

         o the acquisition of one golf course affiliated with one of the Hotel Properties during 1998, which contributed to revenues for a full year in 1999, as compared with a partial year in 1998, resulting in $1.7 million of incremental revenues;

         o the reclassification of the Renaissance Houston Hotel from the Office Property segment to the Hotel Property segment as a result of the restructuring of its lease on July 1, 1999, which contributed $2.8 million of incremental revenues under the new lease;

         o increased revenues of $1.3 million from the re-leasing of the Omni Austin Hotel to HCD Austin Corporation as of January 1, 1999; and

         o increased revenues of $6.1 million from the eight Hotel Properties acquired prior to January 1, 1998, as a result of an increase in base rents of $4.8 million because of lease amendments entered into in connection with contributions made by the Operating Partnership for capital improvements at some of the Hotel Properties, and an increase in percentage rent of $1.3 million.

         The decrease in Behavioral Healthcare Property revenue of $14.2 million, or 25.7%, is attributable to the reflection of rent from CBHS on a cash basis beginning in the third quarter of 1999, and also is attributable to the deferral of the November and December 1999 rent payments from CBHS.

EXPENSES

         Total expenses increased $246.7 million, or 44.5%, to $801.2 million for the year ended December 31, 1999, as compared to $554.5 million for the year ended December 31, 1998.

         The increase in rental property operating expenses of $14.1 million, or 5.8%, compared to the year ended December 31, 1998, is attributable to:

         o the acquisition of nine Office Properties during 1998, which incurred expenses during the full year of 1999, as compared to only a portion of the year of 1998, resulting in $7.1 million of incremental expenses; and

         o increased expenses of $7.0 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of an increase in real estate taxes.

         The increase in interest expense of $39.8 million, or 26.1%, compared to the year ended December 31, 1998, is primarily attributable to:

         o $0.9 million of incremental interest payable under the Metropolitan Life Notes III and IV, which were assumed in connection with the acquisition of the Datran Center Office Property in May 1998;

         o $5.9 million of incremental interest due to the promissory note secured by the Houston Center Office Property complex, contributing approximately eight months of interest in 1999 compared with only three months of interest in 1998. This promissory note was issued in conjunction with the termination of the equity swap agreement with Merrill Lynch International on September 30, 1998;

         o $4.9 million of incremental interest payable due to the refinancing of the Houston Center Office Property complex in September 1999;

         o $20.4 million of incremental interest payable due to draws under the Credit Facility and under the term loans with BankBoston N.A. (average balance outstanding on the Credit Facility and under the term loans for the year ended December 31, 1999 and 1998 was $1,043.3 million and $745.0 million, respectively); and

         o $5.7 million of incremental interest payable due to the refinancing of the Greenway Plaza Office Property complex in June 1999 with a $280 million secured, fixed-rate note which generated $165.0 million in net proceeds which were primarily used to settle the Forward Share Purchase Agreement with UBS.

         All of these financing arrangements were used to fund investments, obligations associated with investments, and to provide working capital.

         The increase in amortization of deferred financing costs of $3.8 million, or 58.5%, compared to the year ended December 31, 1998, is primarily attributable to the incremental amortization of financing costs associated with new debt obtained during 1998 and 1999.

         The increase in depreciation and amortization expense of $13.6 million, or 11.5%, compared to the year ended December 31, 1998, is primarily attributable to the acquisition during 1998 of nine Office Properties.

         An additional increase in expenses of $175.4 million is attributable to:

         o $162.0 million due to the impairment and other charges related to the Behavioral Healthcare Properties;

         o $16.8 million due to the impairment charge on one of the Office Property assets held for disposition which represents the difference between the carrying value of this property and the subsequent sales price less costs of sale;

         o non-recurring costs of $15.0 million associated with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station Casinos, Inc.; and

         o offset by a decrease of $18.4 million due to a non-recurring write-off in 1998 of costs associated with unsuccessful acquisitions.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $29.0 million, or 73.8%, to $68.3 million for the year ended December 31, 1999, as compared to $39.3 million for the year ended December 31, 1998.

         The increase is attributable to:

         o An increase in equity in net income of the unconsolidated office and retail properties of $1.1 million, or 26.2% compared to the year ended December 31, 1998, attributable to increased revenues at the Woodlands Commercial Properties Company L.P., due to the sale of the multi-family portfolio in the third quarter of 1999;

         o an increase in equity in net income of the Temperature-Controlled Logistics Corporations of $14.5 million, or 2900.0%, compared to the year ended December 31, 1998, primarily as a result of the change in ownership. Prior to March 12, 1999 the Temperature-Controlled Logistics Corporations reflected its equity in the operations of the Temperature-Controlled Logistics Properties. Subsequent to March 12, 1999, the Temperature-Controlled Logistics Corporations receives rent from AmeriCold Logistics, the lessee and owner of business operations. In addition, the Operating Partnership's 1999 equity in net income includes 12 months of income from nine and five Temperature-Controlled Logistics Properties which were acquired in June 1998 and July 1998, respectively;

         o an increase in equity in net income of the Residential Development Corporations of $9.4 million, or 28.1%, compared to the year ended December 31, 1998, primarily as a result of
                  (i) the increased sales activity at CDMC, primarily due to increased residential lot sales, which resulted in $5.1 million of incremental equity in net income to the Operating Partnership; (ii) the increased lot sales and average price per lot sold and the sale of 16 acres at Houston Area Development, which resulted in $3.0 million of incremental equity in net income to the Operating Partnership, (iii) an increase in sales activity at The Woodlands, which resulted in $1.6 million of incremental equity in net income to the Operating Partnership, (iv) the increase in average sales price per lot at Desert Mountain with constant lot absorption between years, which resulted in $0.6 million of incremental equity in net income to the Operating Partnership; and (v) a decrease in lot sales at Mira Vista, which resulted in a decrease of $0.9 million in equity in net income to the Operating Partnership; and

         o an increase in equity in net income of the other unconsolidated companies of $4.0 million, or 363.6%, compared to the year ended December 31, 1998, primarily attributable to the 7.5% dividend income from the $85 million preferred member interest in Metropolitan Partners, LLC, which the Operating Partnership purchased in May 1999.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

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

         The increase in Hotel Property revenues of $16.0 million, or 42.9%, compared to 1997 is primarily attributable to:

         o the acquisition of one Hotel Property and a golf course in 1998, which resulted in $3.9 million of incremental revenues;

         o the acquisition of two Hotel Properties in 1997, which contributed revenues for a full year in 1998, as compared to a partial year in 1997, resulting in $8.9 million of incremental revenues; and

         o increased revenues of $3.3 million from the six Hotel Properties acquired prior to January 1, 1997, which resulted primarily from an increase in percentage rent.

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

         o $1.2 million of interest payable on the BankBoston Term Note I, which the Operating Partnership entered into in August 1997;

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

         An additional increase in expenses of $18.4 million is attributable to a non-recurring write-off of costs associated with unsuccessful acquisitions.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $15.6 million, or 65.8%, to $39.3 million for the year ended December 31, 1998, as compared to $23.7 million for the year ended December 31, 1997.

         The increase is primarily attributable to:

               o an increase in equity in net income of the Residential Development Corporations of $14.7 million, or 78.2%, compared to 1997 which is primarily attributable to the investments in The Woodlands Land Company, Inc. in July 1997, and Desert Mountain Development Corporation in August 1997, which resulted in $14.2 million of incremental net income;

               o an increase in equity in net income of other unconsolidated office and retail properties of $3.5 million, or 600.0%, compared to 1997, which is primarily attributable to the investment in The Woodlands Commercial Properties Company, L.P. in July 1997, which resulted in $4.0 million of incremental net income; partially offset by

               o a decrease in equity in net income of the other unconsolidated companies of $2.0 million, or 64.5%, compared to 1997, which is primarily attributable to distributions of $3.1 million received in 1997 from the Operating Partnership's investment in HBCLP, Inc. (the primary asset of which is the investment in Hudson Bay Partners, L.P., an investment partnership in which the Operating Partnership holds an effective 95% economic interest).

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $72.1 million and $109.8 million at December 31, 1999 and 1998, respectively. This 34.3% decrease is attributable to $164.7 million and $169.2 million used in investing and financing activities, respectively, partially offset by $296.1 million of cash provided by operating activities.

INVESTING ACTIVITIES

         The Operating Partnership's cash used in investing activities of $164.7 million is primarily attributable to:

               o $93.9 million for increased investments in unconsolidated companies primarily as a result of a $75.0 million preferred interest in Metropolitan Partners, LLC;

               o $58.5 million for recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties;

               o $20.3 million for capital expenditures on rental properties, primarily attributable to non-recoverable building improvements for the Office and Retail Properties and replacement of furniture, fixtures and equipment for the Hotel Properties;

               o $31.4 million attributable to increased restricted cash and cash equivalents primarily due to the escrow requirements related to the refinancings of the Greenway Plaza Office Property complex and the Houston Center Office Property complex. Escrow funds of $23.0 million will be released during the renovation phase of the Renaissance Houston Hotel over the next 12 to 18 months; and

               o $27.8 million for the development of investment properties, including expansions and renovations at the Hotel Properties.

         The cash used in investing activities is partially offset by:

               o $53.9 million for decreased notes receivable primarily due to the sale of certain promissory notes related to the Dallas Mavericks; and

               o $13.7 million for return of investment in the Residential Development Corporations.

OPERATING ACTIVITIES

         The Operating Partnership's cash provided by operating activities of $296.1 million is primarily attributable to:

               o    $269.7 million from property operations;

               o $21.5 million from an increase in accounts payable, accrued liabilities and other liabilities;

               o $30.7 million from a decrease in other assets, primarily due to the sale of marketable securities; and

               o    $1.1 million from minority interests.

         The cash provided by operating activities is partially offset by:

               o $17.2 million from equity in earnings in excess of distributions received from unconsolidated companies; and

               o $9.7 million from an increase in restricted cash and cash equivalents primarily as a result of increased property tax escrow amounts related to 1999 debt refinancings.

FINANCING ACTIVITIES

         The Operating Partnership's use of cash for financing activities of $169.2 million is attributable to:

               o distributions paid to common shareholders and unitholders of $299.8 million;

               o distributions paid to preferred unitholders of $13.5 million;

               o settlement of the Forward Share Purchase Agreement with UBS for $149.4 million;

               o debt financing costs of $16.7 million primarily related to the refinancing of the Greenway Plaza Office Property complex, the Houston Center Office Property complex and the BankBoston Term Note II;

               o    net payments under the Credit Facility of $150.0 million;
                    and

               o capital distributions to a joint venture partner of $3.2 million.

         The use of cash for financing activities is partially offset by:

               o net proceeds under short-term and long-term facilities of $430.8 million primarily due to net proceeds from the refinancing of the Greenway Plaza Office Property complex of $165.0 million; net proceeds from the refinancing of the BankBoston Term Note I of $60.0 million; net proceeds from the refinancing of the BankBoston Term Note II of $200.0 million; net proceeds of $15.0 million from the refinancing of the Houston Center Office Property complex; and net payments of $7.1 million from the refinancing of the Datran Center Office Property; and

               o capital contributions from the Company due to proceeds from the exercise of common share options of $32.6 million.

CBHS

         In 1999, the Operating Partnership experienced a decrease in liquidity as a result of its investment in the Behavioral Healthcare Properties. The Behavioral Healthcare Properties were leased to CBHS and its subsidiaries under a triple-net lease. CBHS is a Delaware limited liability company which was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan and 90% by COI and an affiliate of COI. CBHS's business has been negatively affected by many factors, including adverse industry conditions. During 1999, CBHS failed to perform in accordance with its operating budget. On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. See "Strategic Plan Update - CBHS" above for a complete description of the current status of CBHS, the voluntary filing of Chapter 11 bankruptcy petitions by CBHS and its subsidiaries, and the Operating Partnership's investment in the Behavioral Healthcare Properties.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of December 31, 1999, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities. In connection with the issuances of securities pursuant to the Shelf Registration Statement, the Company contributes the net proceeds of these issuances to the Operating Partnership for its use in exchange for an increase in its limited partner interest in the Operating Partnership.

FORWARD SHARE PURCHASE AGREEMENT

         On June 30, 1999, the Company settled the Forward Share Purchase Agreement with UBS. As settlement of the Forward Share Purchase Agreement, the Company made a cash payment of approximately $149.0 million to UBS in exchange for the return by UBS to the Company of 7,299,760 common shares. The payment was made with proceeds generated from the refinancing of the Greenway Plaza Office Property complex. The return of common shares to the Company in settlement of the Forward Share Purchase Agreement resulted in a decrease in the Company's limited partner interest, which resulted in an increase of net income per unit and net book value per unit.

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

SHARE REPURCHASE PROGRAM

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of its outstanding common shares from time to time in the open market or through privately negotiated transactions, in an amount not to exceed $500.0 million. The proposed repurchases will be subject to prevailing market conditions and other considerations. The repurchase of common shares by the Company would decrease the Company's limited partner interest, which would result in an increase of net income per unit and net book value per unit. The Company expects the share repurchase program to be funded through a combination of asset sales and financing arrangements, which, in some cases, may be secured by the repurchased shares. The amount of shares that the Company actually will purchase will be determined from time to time, in its reasonable judgement, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of shares actually will be purchased within any particular time period.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement with UBS to repurchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to repurchase 4,789,580 common shares, or approximately $84.1 million of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to repurchase from UBS by January 4, 2001 to approximately 5,800,000 common shares, or approximately $102.0 million of the Company's common shares (as amended, the "Share Repurchase Agreement"). The price the Company will pay for the common shares (the "Settlement Price") will be calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus a return to UBS of 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return to UBS under the agreement is equal to 30-day LIBOR plus 250 basis points.

         The Company may settle the Share Repurchase Agreement in cash or common shares. The Company currently intends to settle the Share Repurchase Agreement to UBS in cash, by purchasing and retiring the shares with proceeds from Office Property joint ventures and financing arrangements. If the Company fulfills its settlement obligations in cash, the Operating Partnership will repurchase a portion of the Company's limited partner interest for an amount approximately equal to the cash required to settle the Company's obligations under the Share Repurchase Agreement. This will decrease the Operating Partnership's liquidity and result in an increase in the Operating Partnership's net income per unit and net book value per unit. The Company, however, will continue to evaluate its sources of capital and the potential uses of its capital until the time that settlement is required under the Share Repurchase Agreement or until such earlier time as it determines to settle the Share Repurchase Agreement.

         In the event that the Company elects to fulfill the Share Repurchase Agreement in common shares, UBS will sell the common shares on behalf of the Company on the open market. If, as a result of a decrease in the market price of the common shares, the number of common shares required to be sold to achieve the Settlement Price exceeds the number of common shares purchased by UBS in connection with the agreement, the Company will deliver additional cash or common shares to UBS. The issuance of additional common shares would increase the Company's limited partner interest, and result in a decrease in the Operating Partnership's net income per unit and net book value per unit. If the Company elects to fulfill the Share Repurchase Agreement in common shares, and the market price of the common shares is greater than the Settlement Price, UBS will return a portion of the common shares that it purchased in the open market to the Company. If UBS returns common shares to the Company, the Operating Partnership will repurchase a portion of the Company's limited partner interest in the Operating Partnership, which will result in an increase in net income per unit and net book value per unit.

         If the common share price on the NYSE falls below the Settlement Price calculated approximately every two weeks, the Company is required to remit cash collateral to UBS equal to the product of the number of common shares purchased by UBS and 115% of the difference between the Settlement Price and the closing price of the common shares as reported on the NYSE. If the Company elects to settle the Share Repurchase Agreement in cash, any cash collateral held by UBS will be used to "pay-down" the Settlement Price. If the Company elects to settle the Share Repurchase Agreement in common shares, UBS will release all claims to any cash collateral they hold at that time. As of December 31, 1999, no cash collateral was due to UBS. On February 18, 2000, the Company posted cash collateral of $8.7 million to UBS, as a result of a decline in the common share price.

         According to the terms of the Share Repurchase Agreement, had the agreement been settled, and the average cost of common shares to UBS on December 31, 1999 of approximately $17.55 been used, the Company would have had to repurchase the 4,789,580 common shares from UBS for approximately $84.1 million. In that event, the Operating Partnership's liquidity would have decreased and the Operating Partnership's net income - diluted per unit would have been approximately $(0.09) for the year ended December 31, 1999 and the net book value per unit outstanding at December 31, 1999 would have been approximately $29.95.

STATION CASINOS, INC. ("STATION")

         On April 14, 1999, the Company and Station entered into a settlement agreement for the mutual settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station, which the Company terminated in August 1998. As part of the settlement agreement, the Company paid $15.0 million to Station on April 22, 1999.

METROPOLITAN

         On December 8, 1998, Tower Realty Trust ("Tower"), Reckson Associates Realty Corporation ("Reckson"), and Metropolitan Partners, LLC ("Metropolitan") entered into a revised agreement and plan of merger that superseded the merger agreement to which the Operating Partnership was a party. Under the revised agreement, Metropolitan agreed to acquire Tower for a combination of cash and Reckson exchangeable Class B common shares. The Operating Partnership, Reckson and Metropolitan agreed that the Operating Partnership's investment in Metropolitan would be an $85.0 million preferred member interest in Metropolitan. In connection with the revised agreement, the Operating Partnership contributed $10.0 million of the $85.0 million required capital contribution to Metropolitan in December 1998 and contributed the remaining $75.0 million to Metropolitan upon satisfaction of all of the conditions to the funding on May 19, 1999. The Operating Partnership's $85.0 million preferred member interest in Metropolitan at December 31, 1999 would equate to an approximate 20% equity interest.

         The investment has a cash flow preference of 7.5% for a two-year period and may be redeemed by Metropolitan within the two-year period for $85.0 million, plus an amount sufficient to provide a 9.5% internal rate of return to the Operating Partnership. If Metropolitan does not redeem the preferred interest upon expiration of the two-year period, the Operating Partnership may convert the interest either into (i) a common equity interest in Metropolitan or
(ii) shares of common stock of Reckson at a conversion price of $24.61.

CREDIT FACILITY

         At December 31, 1999, the Operating Partnership's borrowing capacity under the Credit Facility was limited to $560.0 million, of which $510.0 million was outstanding. The interest rate on advances under the Credit Facility was the Eurodollar rate plus 137 basis points. As of December 31, 1999, the weighted average interest rate was 7.65%. The Credit Facility was unsecured and was scheduled to expire in June 2000. The Credit Facility required the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Operating Partnership was in compliance with the financial covenants related to the Credit Facility for the December 31, 1999 reporting period. During the first quarter of 2000, the Credit Facility was repaid and retired primarily with the proceeds of the New Facility described below.

NEW FACILITY

         On February 4, 2000, the Operating Partnership repaid and retired the Credit Facility and the BankBoston Term Note I primarily with the proceeds of the New Facility, a new $850.0 million secured, variable-rate facility fully underwritten and funded by UBS. The New Facility is comprised of three tranches: a three-year $300.0 million revolving line of credit (the "UBS Line of Credit"), a $275.0 million three-year term loan ("UBS Term Loan I") and a $275.0 million four-year term loan ("UBS Term Loan II"). Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at March 24, 2000 were approximately $258.5 million, $257.2 million and $257.2 million, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. The Operating Partnership also entered into a cash flow hedge agreement related to a portion of the New Facility in a separate transaction subsequent to December 31, 1999, which is intended to mitigate its exposure to variable rate debt as more fully described in "Interest Rate Hedging Transactions" below. The New Facility is secured by 41 Office Properties and four Hotel Properties.

INTEREST RATE HEDGING TRANSACTIONS

         The Operating Partnership does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable rate debt. The Operating Partnership accounts for its derivative instruments under SFAS 133, which was adopted in the third quarter of 1999. On September 1, 1999, the Operating Partnership entered into a four-year cash flow hedge agreement with Salomon Brothers Holding Company, Inc. ("Salomon"), relating to the BankBoston Term Note II, for a notional amount of $200.0 million. The underlying note, which was originally issued at a floating interest rate of 30-day LIBOR plus 325 basis points was effectively converted to a fixed weighted average interest rate of 9.43% through maturity. Effective February 1, 2000, the Operating Partnership renegotiated certain terms and covenants under the BankBoston Term Note II. At such time, the interest rate on the facility increased to 30-day LIBOR plus 400 basis points, and consequently increased the effective fixed weighted average interest rate to 10.18% through maturity. As of December 31, 1999, the cash flow hedge agreement with Salomon resulted in approximately $0.3 million of additional interest expense.

         On February 4, 2000, the Operating Partnership entered into a three-year cash flow hedge agreement with Fleet Boston Financial, relating to a portion of the New Facility, for a notional amount of $200.0 million. As a result, $200.0 million of the amount due under the note, which was originally issued at a floating interest rate of LIBOR plus 250 basis points, was effectively converted to a fixed weighted average interest rate of 9.61% through maturity.

ASSET JOINT VENTURES

         The Operating Partnership has entered into agreements with Chadwick Saylor & Co., Inc. and Warburg Dillon Read to provide investment advisory services to the Operating Partnership in the successful execution of the Operating Partnership's joint-venture strategy. The Operating Partnership intends to hold a minority interest in these assets and will continue to lease and manage these Properties.

LIQUIDITY REQUIREMENTS

         As of December 31, 1999, the Operating Partnership's short-term liquidity requirements consisted of secured any unsecured debt maturities, its indirect obligations under the Share Repurchase Agreement with UBS and amounts payable in connection with the expansion or renovation of two Hotel Properties. The Operating Partnership had approximately $515.9 million of secured and unsecured debt that was scheduled to expire during 2000, consisting primarily of $510.0 million due under the Credit Facility with BankBoston, which was scheduled to expire in June 2000. In addition, the Operating Partnership, at that time, had approximately $445.0 million of secured debt that was scheduled to expire in 2001, consisting primarily of $320.0 million due under the BankBoston Term Note I. Effective January 31, 2000, the Operating Partnership entered into the New Facility. The Operating Partnership used the proceeds of the New Facility to retire the Credit Facility and BankBoston Term Note I, which made up 86% of the Operating Partnership's maturing debt in 2000 and 2001.

         The Company's Share Repurchase Agreement with UBS, as described in "Share Repurchase Agreement" above, expires on January 4, 2001, at which time the Company is required to settle in cash or common shares. The Company currently intends to fulfill the Share Repurchase Agreement to UBS in cash, by purchasing and retiring the shares with proceeds from Office Property joint ventures and financing arrangements. If the Company fulfills its settlement obligations in cash, the Operating Partnership will repurchase a portion of the Company's limited partnership interest for an amount approximately equal to the cash required to settle the Company's obligations under the Share Repurchase Agreement. This will decrease the Operating Partnership's liquidity and will result in an increase in the Operating Partnership's net income per unit and net book value per unit. The Company, however, will continue to evaluate its sources of capital and the potential uses of its capital until the time that settlement is required under the Share Repurchase Agreement or until such earlier time as it determines to settle the Share Repurchase Agreement.

         The Sonoma Mission Inn & Spa, located north of San Francisco, California, is scheduled to complete its estimated $20 million expansion consisting of 30 additional guest rooms and a 30,000 square foot full-service spa in April of 2000. The 389 guest room Renaissance Houston Hotel, located in the center of Greenway Plaza, will undergo substantial renovation including improvements to all guest rooms, the lobby, corridors and exterior and interior systems. The estimated $15.0 million renovation project is scheduled to be completed in October of 2000. Both of these projects will be funded from cash flows provided by operating activities, additional debt financing or combination thereof.

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

         The Operating Partnership expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of December 31, 1999, the Operating Partnership's long-term liquidity requirements consisted primarily of maturities under the Operating Partnership's fixed and variable-rate debt.

         Debt and equity financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include:


               o Additional proceeds from the refinancing of existing secured and unsecured debt;

               o Additional debt secured by existing unencumbered properties, investment properties, or by investment property acquisitions or developments;

               o    Issuances of Operating Partnership units; and

               o    Joint venture arrangements.

                          DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements existing as of December 31, 1999 are shown below (dollars in thousands):



                                                              INTEREST                            BALANCE
                                                               RATE AT                         OUTSTANDING AT
                                               MAXIMUM       DECEMBER 31,       EXPIRATION      DECEMBER 31,
           DESCRIPTION                        BORROWINGS         1999              DATE            1999
-------------------------------------      --------------   --------------    -------------   --------------
SECURED FIXED RATE DEBT:
    AEGON Note (1)                         $      278,392             7.53%       July 2009   $      278,392
    LaSalle Note I (2)                            239,000             7.83      August 2027          239,000
    JP Morgan Mortgage Note (3)                   200,000             8.31     October 2016          200,000
    LaSalle Note II (4)                           161,000             7.79       March 2028          161,000
    CIGNA Note (5)                                 63,500             7.47    December 2002           63,500
    Metropolitan Life Note I (6)(7)                11,388             8.88   September 2001           11,388
    Metropolitan Life Note II (8)                  43,623             6.93    December 2002           43,623
    Metropolitan Life Note V (9)                   39,700             8.49    December 2005           39,700
    Northwestern Life Note (10)                    26,000             7.65     January 2003           26,000
    Nomura Funding VI Note (7)(11)                  8,480            10.07        July 2020            8,480
    Rigney Promissory Note (12)                       723             8.50    November 2012              723
                                           --------------   --------------                    --------------
      Subtotal/Weighted Average            $    1,071,806             7.83%                   $    1,071,806
                                           --------------   --------------                    --------------

SECURED VARIABLE RATE DEBT (13):
    BankBoston Term Note I (14)(18)        $      320,000             9.38%    October 2001   $      320,000
    BankBoston Term Note II (15)                  200,000             9.38      August 2003          200,000
    SFT Whole Loans, Inc. Note (16)                97,123             7.36   September 2001           97,123
                                           --------------   --------------                    --------------
      Subtotal/Weighted Average            $      617,123             9.06%                   $      617,123
                                           --------------   --------------                    --------------

UNSECURED FIXED RATE DEBT:
    Notes due 2007 (17)                    $      250,000             7.50%  September 2007   $      250,000
    Notes due 2002 (17)                           150,000             7.00   September 2002          150,000
                                           --------------   --------------                    --------------
      Subtotal/Weighted Average            $      400,000             7.31%                   $      400,000
                                           --------------   --------------                    --------------

UNSECURED VARIABLE RATE DEBT:
    Credit Facility (18)                   $      560,000             7.65%       June 2000   $      510,000
                                           --------------   --------------                    --------------
      TOTAL/WEIGHTED AVERAGE               $    2,648,929             8.01%                   $    2,598,929
                                           ==============   ==============                    ==============


----------
(1) The outstanding principal balance at maturity of this note will be approximately $223 million.

(2) The note has a seven-year period during which only interest is payable (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity. At the end of 12 years (August 2007), the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220 million. LaSalle Note I is secured by Properties owned by Funding I (See Note 1. Organization and Basis of Presentation of Item 8. Financial Statements and Supplementary Data). The note agreement restricts Funding I from engaging in certain activities, including incurring liens on the Properties securing the note, pledging the Properties securing the note, incurring certain other indebtedness canceling a material claim or debt owed to it, entering into certain transactions distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement), or creating easements with respect to the Properties securing the note.

(3) On September 14, 1999, the Operating Partnership refinanced the $184,299 Salomon Brothers Realty Corp. Note with this note. The additional proceeds of $15,701 were used to pay indebtedness outstanding under the BankBoston Credit Facility. The refinancing did not include the Four Seasons Hotel - Houston that had served as partial collateral for the Salomon Brothers Realty Corp. Note. At the end of seven year (October 2006), the loan reprices based on current interest rates at this time. It is the Operating Partnership's intention to repay the note in full at such time (October
     2006) by making a final payment of approximately $179.0 million.

(4) The note has a seven-year period during which only interest is payable (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity. At the end of 10 years (March
     2006), the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154.0 million. LaSalle Note II is secured by Properties owned by Funding II (See Note 1. Organization and Basis of Presentation of
     Item 8. Financial Statements and Supplementary Data). The note agreement restricts Funding II from engaging in certain activities, including incurring liens on the Properties securing the note, pledging the Properties securing the note, incurring certain other indebtedness canceling a material claim or debt owed to it, entering into certain affiliate transactions, distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement), or creating easements with respect to the Properties securing the note.

(5) The note requires payments of interest only during its term. The CIGNA Note is secured by the MCI Tower and Denver Marriott City Center Hotel Property. The note agreement has no negative covenants. The deed of trust requires the Operating Partnership to maintain the Properties that secure the note, and requires approval to grant liens, transfer the Properties, or issue new leases.

(6) The note requires monthly payments of principal and interest based on 20-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Metropolitan Note I is secured by five of The Woodlands Office Properties which are under contract for sale. The note agreement has no negative covenants.

(7) The note was assumed in connection with an acquisition and was not subsequently retired by the Operating Partnership because of prepayment penalties.

(8) The note requires monthly payments of principal and interest based on a 25-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Metropolitan Life
     Note II is secured by the Energy Centre Office Property. The note agreement requires the Operating Partnership to maintain compliance with a number of customary covenants, including maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property. This note was transferred to the new owner of Energy Centre upon its sale on January 18, 2000.

(9) On December 1, 1999, the Operating Partnership refinanced the Metropolitan Life Note III with the Metropolitan Life Note V. The original note of $40 million had a fixed interest rate of 7.74% and was scheduled to mature on December 1, 1999. The Metropolitan Life Note V requires monthly principal and interest payments based on a 25-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Metropolitan Note is secured by the Datran Center Office Property.

(10) The note requires payments of interest only during its term. The Northwestern Life Note is secured by the 301 Congress Avenue Office Property. The note agreement requires the Operating Partnership to maintain compliance with a number of customary covenants, including maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property.

(11) Under the terms of the note, principal and interest are payable based on a 25-year amortization schedule. Beginning in July 1998, the Operating Partnership obtained the right to defease the note by purchasing Treasury obligations in an amount sufficient to pay the note without penalty. The Nomura Funding VI Note is secured by Canyon Ranch-Lenox, the Property owned by Funding VI (see Note 1. Organization and Basis of Presentation of Item
     8. Financial Statements and Supplementary Data). In July of 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty. The note agreement requires Funding VI to maintain compliance with a number of customary covenants, including a debt service coverage ratio for the Property that secures the note, a restriction on the ability to transfer or encumber the Property that secures the note, and covenants related to maintaining its single purpose nature, including restrictions on ownership by Funding VI of assets other than the Property that secures the note, restrictions on the ability to incur indebtedness and make loans, and restrictions on operations.

(12) The note requires quarterly payments of principal and interest based on a 15-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Rigney Promissory
     Note is secured by a parcel of land owned by the Operating Partnership and located across from an Office Property. The note agreement has no negative covenants.

(13) For the method of calculation of the interest rate for the Operating Partnership's variable-rate debt (other than the Credit Facility), see Note
     7. Notes Payable and Borrowings under Credit Facility of Item 8. Financial Statements and Supplementary Data.

(14) This note requires payments of interest only during its term. The note bears interest at the Operating Partnership's election of Base Rate plus 100 basis points or Eurodollar plus 325 basis points. On February 10, 1999, this loan was increased to $320 million based on the inclusion of The Addison and Reverchon Plaza Office Properties in the pool of Properties securing this note. The note is secured by a first lien on the 3333 Lee Parkway, Frost Bank Plaza, Four Westlake, Central Park Plaza, Bank One Tower, Washington Harbour and Greenway I and IA Office Properties in addition to the two Properties listed above. The term loan requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement.

(15) The Operating Partnership entered into the BankBoston Term Note II on September 14, 1999. The loan bears interest at LIBOR plus 325 basis points. This loan is secured by partnership interests in two pools of underleveraged assets. The term loan requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The proceeds were used to repay the $150 million BankBoston Bridge Loan, and to repay $50 million of outstanding indebtedness under the BankBoston Credit Facility. On February 1, 2000, the Operating Partnership renegotiated certain terms and covenants under this note. As a result, the interest rate on the facility increased to 30-day LIBOR plus 400 basis points. The Operating Partnership entered into a four-year $200 million cash flow hedge agreement with Salomon in a separate transaction related to the BankBoston Term Note II. Pursuant to this agreement, the Operating Partnership will pay Salomon on a quarterly basis a 6.183% fixed interest rate, and Salomon will pay the Operating Partnership a floating 90-day LIBOR rate based on the same quarterly reset dates.

(16) The note bears interest at the rate of LIBOR plus 175 basis points and requires payment of interest only during its term. The SFT Note is secured by Fountain Place. The note agreement requires that the Operating Partnership maintain compliance with customary covenants including maintaining the Property that secures the note.

(17) The notes are unsecured and require payments of interest only during their terms. The indenture requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios and debt service coverage ratios, limitations on the incurrence of additional indebtedness and maintaining the Operating Partnership's Properties. The notes were issued in an offering registered with the SEC.

(18) At December 31, 1999, the Operating Partnership's borrowing capacity under the Credit Facility was limited to $560.0 million, of which $510.0 million was outstanding. The interest rate on advances under the Credit Facility was the Eurodollar rate plus 137 basis points. The Credit Facility required the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Operating Partnership was in compliance with the financial covenants related to the Credit Facility for the December 31, 1999 reporting period. On February 4, 2000, the Credit Facility and the BankBoston Term Note I were repaid and retired primarily with the proceeds from the New Facility, a new $850.0 million secured, variable-rate facility from UBS. See "Liquidity and Capital Resources - New Facility" for a description of the New Facility.

         Below are the aggregate principal amounts due as of December 31, 1999 under the Credit Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

                     SECURED        UNSECURED        TOTAL
                    ----------      ---------      ----------
      (in thousands)
     2000           $    5,913      $510,000       $  515,913
     2001              444,975            --          444,975
     2002              105,560       150,000          255,560
     2003              315,515            --          315,515
     2004               53,129            --           53,129
     Thereafter        763,837       250,000        1,013,837
                    ----------      --------       ----------
                    $1,688,929      $910,000       $2,598,929
                    ==========      ========       ==========

         See "Liquidity and Capital Resources - New Facility" above for a description of the repayment and retiring of the Credit Facility subsequent to December 31, 1999, primarily with the proceeds of the New Facility.

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

          o the maturity of the proposed debt in relation to maturities of existing debt; and

          o exposure to variable-rate debt and alternatives such as interest rate swaps and cash flow hedges to reduce this exposure.

         The Operating Partnership's debt service coverage ratio for the years ended December 31, 1999 and 1998 was approximately 2.8 and 3.1, respectively. Debt service coverage for a particular period is generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The debt service coverage ratio the Operating Partnership is required to maintain as stipulated by the Operating Partnership's debt arrangements and calculated as described above is 1.5. The Operating Partnership's New Facility requires a debt service coverage ratio of 2.0.

SIGNIFICANT DEBT REFINANCINGS

         On June 30, 1999, the Operating Partnership refinanced the Greenway Plaza Office Property complex with a $280 million, secured, fixed-rate mortgage loan, bearing interest at a fixed rate of 7.53%. The proceeds were primarily used to repay the $115 million existing note on the complex and to pay approximately $149 million in settlement of the Forward Share Purchase Agreement with UBS.

         On September 14, 1999, the Operating Partnership obtained a $200 million note from BankBoston ("BankBoston Term Note II") secured by partnership interests in two pools of assets which also secure the La Salle Notes I and II. This new loan has a four-year term and a floating interest rate based on 30-day LIBOR plus 325 basis points. On February 1, 2000, the Operating Partnership renegotiated certain term and covenants under this note. As a result, the interest rate on the facility increased to 30-day LIBOR plus 400 basis points. The proceeds were used to repay the $150 million short-term Bridge Loan with BankBoston in full and reduce the amount outstanding under the BankBoston Credit Facility by $50 million. The Operating Partnership has entered into a four-year $200 million cash flow hedge agreement with Salomon in a separate transaction related to this financing. Pursuant to this agreement, the Operating Partnership will pay Salomon a 6.183% fixed interest rate on a quarterly basis, and Salomon will pay the Operating Partnership a floating 90-day LIBOR rate based on the same quarterly reset dates.

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

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the year ended December 31, 1999 and 1998 were $298.1 and $220.6 million, respectively.

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

         Accordingly, the Operating Partnership believes that to facilitate a clear understanding of the consolidated historical operating results of the Operating Partnership, FFO should be considered in conjunction with the Operating Partnership's net income (loss) and cash flows reported in the consolidated financial statements and notes to the financial statements. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs (other than the Company) may apply the definition of FFO in a different manner than the Operating Partnership.

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND UNITS IN THOUSANDS)

                                                                     FOR THE
                                                              YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                               1999             1998
                                                          -------------    -------------
Net income                                                $      12,232    $     181,711
Adjustments:
Depreciation and amortization of real estate assets             128,403          115,678
Settlement of merger dispute                                     15,000               --
Gain on behavioral healthcare facility disposition                 (439)              --
Carrying value in excess of market value of
     assets held for sale                                        16,800               --
Impairment and other charges related to the
     behavioral healthcare assets                               136,435               --
Write-off of costs associated with unsuccessful
     acquisitions                                                    --           18,435
Adjustment for investments in real estate mortgages
     and equity of unconsolidated companies:
         Office and retail properties                             6,110            2,530
         Temperature-Controlled Logistics properties             22,400           28,115
         Residential development properties                      31,725           25,379
         Other                                                      611               --
Preferred share dividends                                       (13,500)         (11,700)
                                                          -------------    -------------
Funds from operations                                     $     355,777    $     360,148
                                                          =============    =============

Investment Segments:
     Office and Retail Segment                            $     367,830    $     325,442
     Hospitality Segment                                         64,079           52,375
     Behavioral Healthcare Segment                               15,488           55,295
     Temperature-Controlled Logistics Segment                    37,439           28,626
     Residential Development Segment                             74,597           58,892
     Corporate general & administrative                         (16,274)         (16,264)
     Interest expense                                          (192,033)        (152,214)
     Preferred unit dividends                                   (13,500)         (11,700)
     Other(1)                                                    18,151           19,696
                                                          -------------    -------------
Funds from operations                                     $     355,777    $     360,148
                                                          =============    =============

Basic weighted average units                                     67,977           66,214
                                                          =============    =============
Diluted weighted average units(3)                                68,946           70,194
                                                          =============    =============

-----------------
(1) Includes interest and other income, net of gain on behavioral healthcare facility dispostion, less depreciation and amortization of non-real assets and amortization of deferred financing costs.

(2) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
(UNITS IN THOUSANDS)                                                   1999         1998
                                                                    ----------   ----------
Basic weighted average units:                                           67,977       66,214
Add: Assumed conversion of preferred units                                  --        1,739
     Unit options                                                          837        1,952
     Forward Share Purchase Agreement                                      132          197
     Equity Swap Agreement                                                  --           92
                                                                    ----------   ----------
Diluted weighted average units                                          68,946       70,194
                                                                    ==========   ==========

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES
 (DOLLARS IN THOUSANDS)


                                                                        YEAR ENDED DECEMBER 31,
                                                                     ----------------------------
                                                                         1999            1998
                                                                     ------------    ------------
Funds from operations                                                $    355,777    $    360,148
Adjustments:
     Depreciation and amortization of non-real estate assets                2,311           1,631
     Settlement of merger dispute                                         (15,000)             --
     Write-off costs associated with unsuccessful acquisitions                 --         (18,435)
     Other charges related to the behavioral healthcare assets            (32,662)             --
     Gain on behavioral healthcare property disposition                       439              --
     Amortization of deferred financing costs                              10,283           6,486
     Minority interest in joint ventures profit and depreciation
         and amortization                                                   2,054           2,272
     Adjustment for investments in real estate mortgages
         and equity of unconsolidated companies                           (60,846)        (56,024)
     Change in deferred rent receivable                                      (636)        (34,047)
     Change in current assets and liabilities                              38,010          (6,121)
     Equity in earnings in excess of distributions received from
         unconsolidated companies                                         (17,202)             --
     Distributions received in excess of equity in earnings from
         unconsolidated companies                                              --           9,308
     Preferred unit distributions                                          13,500          11,700
     Non-cash compensation                                                    118             174
                                                                     ------------    ------------
Net cash provided by operating activities                            $    296,146    $    277,092
                                                                     ============    ============






                 HISTORICAL RECURRING OFFICE AND RETAIL PROPERTY
           CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COSTS

         The following table sets forth annual and per square foot recurring capital expenditures (excluding those expenditures which are recoverable from tenants) and tenant improvement and leasing costs for the years ended December 31, 1999, 1998 and 1997, attributable to signed leases, all of which have commenced or will commence during the next twelve months (i.e., the renewal or replacement tenant began or will begin to pay rent) for the Office and Retail Properties consolidated in the Operating Partnership's financial statements during each of the periods presented. Tenant improvement and leasing costs for signed leases during a particular period do not necessarily equal the cash paid for tenant improvement and leasing costs during such period due to timing of payments.

                                                    1999            1998          1997
                                                ------------   ------------   ------------
CAPITAL EXPENDITURES:
    Capital Expenditures (in thousands)         $      6,048   $      5,107   $      3,310
    Per square foot                             $       0.19   $       0.16   $       0.15
TENANT IMPROVEMENT AND LEASING COSTS:(1)
    Replacement Tenant Square Feet                 1,259,660        850,325        584,116
    Renewal Tenant Square Feet                     1,385,911        923,854      1,001,653
    Tenant Improvement Costs (in thousands)     $     14,339   $      8,552   $     10,958
    Per square foot leased                      $       5.42   $       4.82   $       6.91
    Tenant Leasing Costs (in thousands)         $      7,804   $      5,358   $      6,601
    Per square foot leased                      $       2.95   $       3.02   $       4.16
    Total (in thousands)                        $     22,143   $     13,910   $     17,559
       Total per square foot                    $       8.37   $       7.84   $      11.07
       Average lease term                          4.5 years      5.4 years      6.4 years
       Total per square foot per year           $       1.87   $       1.44   $       1.73


-------------------------

(1) Excludes leasing activity for leases that have less than a one-year term (i.e., storage and temporary space).

         Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to be made in the Operating Partnership's Office and Retail Property portfolio. The Operating Partnership maintains an active preventive maintenance program in order to minimize required capital improvements. In addition, certain capital improvement costs are recoverable from tenants.

         Tenant improvement and leasing costs also may fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease (renewal or replacement tenant), the involvement of external leasing agents and overall competitive market conditions. Management believes that future recurring tenant improvements and leasing costs for the Operating Partnership's existing Office and Retail Properties will approximate on average for "renewal tenants" $6.00 to $10.00 per square foot, or $1.20 to $2.00 per square foot per year based on an average five-year lease term, and, on average for "replacement tenants," $12.00 to $16.00 per square foot, or $2.40 to $3.20 per square foot per year based on an average five-year lease term.

YEAR 2000 COMPLIANCE

OVERVIEW

         The year 2000 issue related to whether computer systems will properly recognize date-sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. In addition, the year 2000 issue related to whether non-Information Technology ("IT") systems that depend on embedded computer technology would recognize the year 2000. Systems that did not properly recognize such information could generate erroneous information or fail.

         In early 1998, the Operating Partnership assigned a group of individuals with the task of creating a program to identify, understand and address the myriad issues associated with the year 2000 problem. The group completed its assessment of the Operating Partnership's year 2000 readiness by way of a comprehensive review of IT and non-IT systems at the Operating Partnership's principal executive offices and at the Operating Partnership's Properties. The group completed its remediation and testing of any systems that were identified as being date sensitive.

YEAR 2000 DISCLOSURE

         The Operating Partnership did not experience any significant disruptions as a result of the year 2000 issues. The Operating Partnership dismantled the year 2000 command center and re-deployed the members of the year 2000 project team. However, the Operating Partnership will continue to monitor all areas of the Operating Partnership for any year 2000 related issues that may surface, but with the passing of time, the likelihood of an issue is negligible.

         The total costs to repair and replace IT and Non-IT systems were $0.75 million, which was below the estimated costs of $1.2 million, and did not have a material adverse effect on the Operating Partnership's financial condition or results of operations.

         Although unlikely, given that the Operating Partnership has not experienced any year 2000 problems to date, there can be no certainty that any future unforeseen year 2000 problem will not adversely affect the Operating Partnership's results of operations, liquidity or financial position or adversely affect the Operating Partnership's relationships with its customers, suppliers, vendors or others.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Operating Partnership's and the Company's use of financial instruments, such as debt instruments and its Share Repurchase Agreement with UBS, subject the Operating Partnership to market risk which may affect the Operating Partnership's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Operating Partnership manages its market risk by attempting to match anticipated inflow of cash from its operating, investment and financing activities with anticipated outflow of cash to fund debt payments, distributions to shareholders, investments, capital expenditures and other cash requirements. The Operating Partnership does not enter into financial instruments for trading purposes.

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Operating Partnership's variable-rate debt and the Company's Share Repurchase Agreement and in the market price of the Company's common shares as such changes relate to the Share Repurchase Agreement. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

         The Operating Partnership's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Operating Partnership had total outstanding debt of approximately $2.6 billion at December 31, 1999, of which approximately $0.9 billion, or 34.6%, was variable-rate unhedged debt. The weighted average interest rate on such variable-rate debt was 8.22% as of December 31, 1999. A 10% (82.2 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $7.6 million based on the variable-rate debt outstanding as of December 31, 1999, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (82.2 basis point) decrease in the weighted average interest rate on such variable-rate debt would result in an annual increase in net income and cash flows of approximately $7.6 million based on the variable rate debt outstanding as of December 31, 1999, as a result of the decreased interest expense associated with the change in rate.

         In September 1999, the Operating Partnership entered into a four-year cash flow hedge agreement with Salomon Brothers Holding Company, Inc. ("Salomon"). The cash flow hedge agreement has a notional amount of $200.0 million relating to the BankBoston Term Note II. Pursuant to this agreement, the Operating Partnership will pay Salomon on a quarterly basis at 6.183% fixed interest rate and Salomon will pay the Operating Partnership at a floating 90-day LIBOR rate based on the same quarterly reset dates. The underlying note, which was originally issued at a floating interest rate of 30-day LIBOR plus 325 basis points, was effectively converted to a fixed weighted average interest rate of 9.43% through maturity. Effective February 1, 2000, the Operating Partnership renegotiated certain terms and covenants under the BankBoston Term
Note II. At such time, the interest rate on the facility increased to 30-day LIBOR plus 400 basis points, and consequently increased the effective fixed weighted average interest rate to 10.18% through maturity. As of December 31, 1999, the cash flow hedge agreement resulted in $0.3 million of additional interest expense.

         In addition, the Company's settlement obligations under the Share Repurchase Agreement with UBS described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Agreement, are subject to interest rate risk, specifically changes in the 30-day LIBOR rate.

MARKET PRICE RISK

         The Share Repurchase Agreement is subject to market rate risk because changes in the closing share price for the Company's common shares affect the Company's settlement obligation. Assuming the Company elects to settle in common shares on January 4, 2001, and the market price of the common shares decreases by 10% from the $18.38 per share closing price of the common shares on December 31, 1999, and assuming no change in the 30-day LIBOR rate from the rate at December 31, 1999, the Company will issue an additional 133,982 common shares. Assuming the Company elect to settle in common shares on January 4, 2001, and the market price of the common shares increases by 10% from the $18.38 per share closing price of the common shares of December 31, 1999, and assuming no change in the 30-day LIBOR rate from December 31, 1999, UBS will return to the Company 133,982 common shares. The issuance of additional common shares under the terms of the Share Repurchase Agreement would result in the reduction of the Operating Partnership's net income per unit and net book value per unit. A change in the market price will not affect the amount required to be paid to settle the Share Repurchase Agreement in cash.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                         PAGE
                                                                                                         ----

Report of Independent Public Accountants..............................................................    61

Consolidated Balance Sheets at December 31, 1999 and 1998.............................................    62

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997............    63

Consolidated Statements of Partners' Capital for the years ended December 31, 1999, 1998 and 1997.....    64

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997............    65

Notes to Consolidated Financial Statements............................................................    66

Schedule III Consolidated Real Estate Investments and Accumulated Depreciation .......................    97

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Sole Director of Crescent Real Estate Equities, Ltd:

We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Limited Partnership and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescent Real Estate Equities Limited Partnership and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       ARTHUR ANDERSEN LLP

Dallas, Texas,
March 24, 2000

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                        December 31,      December 31,
                                                                           1999              1998
                                                                      --------------    --------------

ASSETS:

 Investments in real estate:
   Land                                                               $      398,754    $      400,690
   Land held for development or sale                                          95,760            95,282
   Building and improvements                                               3,529,344         3,569,774
   Furniture, fixtures and equipment                                          71,716            63,626
   Less -  accumulated depreciation                                         (507,520)         (387,457)
                                                                      --------------    --------------
               Net investment in real estate                               3,588,054         3,741,915

   Cash and cash equivalents                                                  72,102           109,828
   Restricted cash and cash equivalents                                       87,939            46,841
   Accounts receivable, net                                                   37,098            32,585
   Deferred rent receivable                                                   74,271            73,635
   Investments in real estate mortgages and
       equity of unconsolidated companies                                    812,494           743,516
   Notes receivable, net                                                     133,165           187,063
   Other assets, net                                                         146,297           110,566
                                                                      --------------    --------------
               Total assets                                           $    4,951,420    $    5,045,949
                                                                      ==============    ==============


LIABILITIES:
   Borrowings under Credit Facility                                   $      510,000    $      660,000
   Notes payable                                                           2,088,929         1,658,156
   Accounts payable, accrued expenses and other liabilities                  170,980           149,442
                                                                      --------------    --------------
              Total liabilities                                            2,769,909         2,467,598
                                                                      --------------    --------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                           24,648            26,727

PARTNERS' CAPITAL:
   Series A Preferred Units, 8,000,000 Units issued and outstanding
     at December 31, 1999 and 1998                                           200,000           200,000
   Units of Partnership Interests, 67,744,629 and 68,823,252 issued and outstanding at December 31, 1999 and 1998,
      respectively:
     General partner -- outstanding 607,687 and 622,777                       21,097            25,220
     Limited partners' -- outstanding 67,136,942 and 68,200,475            1,923,307         2,331,441
   Accumulated other comprehensive income                                     12,459            (5,037)
                                                                      --------------    --------------
              Total partners' capital                                      2,156,863         2,551,624
                                                                      --------------    --------------
              Total liabilities and partners' capital                 $    4,951,420    $    5,045,949
                                                                      ==============    ==============


                 The accompanying notes are an integral part of
                          these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)




                                                           For the year ended December 31,
                                                       --------------------------------------------

                                                           1999             1998            1997
                                                       ------------    ------------    ------------

REVENUES:
    Office and retail properties                       $    614,493    $    563,005    $    363,324
    Hotel properties                                         65,237          53,355          37,270
    Behavioral healthcare properties                         41,091          55,295          29,789
    Interest and other income                                25,458          26,688          16,990
                                                       ------------    ------------    ------------
      Total revenues                                        746,279         698,343         447,373
                                                       ------------    ------------    ------------

EXPENSES:
    Real estate taxes                                        84,401          75,076          44,154
    Repairs and maintenance                                  44,024          41,160          27,783
    Other rental property operating                         128,723         126,733          86,931
    Corporate general and administrative                     16,274          16,264          12,858
    Interest expense                                        192,033         152,214          86,441
    Amortization of deferred financing costs                 10,283           6,486           3,499
    Depreciation and amortization                           131,657         118,082          74,426
    Settlement of merger dispute                             15,000              --              --
    Carrying value in excess of market value of
       asset held for sale                                   16,800              --              --
    Impairment and other charges related to the
       behavioral healthcare poperties                      162,038              --              --
    Write-off of costs associated with unsuccessful
      acquisitions                                               --          18,435              --
                                                       ------------    ------------    ------------
      Total expenses                                        801,233         554,450         336,092
                                                       ------------    ------------    ------------

      Operating income                                      (54,954)        143,893         111,281

OTHER INCOME AND EXPENSES:
    Equity in net income of unconsolidated
        companies:
         Office and retail properties                         5,265           4,159             629
         Temperature-controlled logistics properties         15,039             512           1,200
         Residential development properties                  42,871          33,517          18,770
         Other                                                5,122           1,129           3,144
                                                       ------------    ------------    ------------
           Total other income and expenses                   68,297          39,317          23,743
                                                       ------------    ------------    ------------

INCOME BEFORE MINORITY INTERESTS                             13,343         183,210         135,024
    Minority interests                                       (1,111)         (1,499)         (1,434)
                                                       ------------    ------------    ------------

NET INCOME                                                   12,232         181,711         133,590

PREFERRED UNITS DISTRIBUTION                                (13,500)        (11,700)             --
RETURN ON SHARE REPURCHASE AGREEMENT                           (583)             --              --
FORWARD SHARE PURCHASE AGREEMENT
    RETURN                                                   (4,317)         (3,316)             --
                                                       ------------    ------------    ------------


NET INCOME AVAILABLE TO PARTNERS                       $     (6,168)   $    166,695    $    133,590
                                                       ============    ============    ============

PER UNIT DATA:

    Net income (loss) - basic                          $      (0.09)   $       2.52    $       2.50
                                                       ============    ============    ============

    Net income (loss) - diluted                        $      (0.09)   $       2.42    $       2.41
                                                       ============    ============    ============


   The accompanying notes are in integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)



                                                                                                     ACCUMULATED
                                                       PREFERRED        GENERAL        LIMITED          OTHER           TOTAL
                                                       PARTNERS'       PARTNER'S      PARTNERS'     COMPREHENSIVE      PARTNERS'
                                                        CAPITAL         CAPITAL        CAPITAL          INCOME          CAPITAL
                                                      ------------   ------------    ------------   -------------    ------------
Partners' capital, December 31, 1996                  $         --   $     11,539    $    976,466    $         --    $    988,005

Contributions                                                   --         13,480       1,334,574              --       1,348,054
Contribution of notes receivable                                --             --             413              --             413
Distributions                                                   --         (1,408)       (139,395)             --        (140,803)
Distribution of Crescent Operating Inc. shares                  --           (119)        (11,788)             --         (11,907)
Net income                                                      --          1,336         132,254              --         133,590
                                                      ------------   ------------    ------------    ------------    ------------

Partners' capital, December 31, 1997                  $         --   $     24,828    $  2,292,524    $         --    $  2,317,352

Contributions                                              200,000            979          96,956              --         297,935
Distributions                                                   --         (2,209)       (218,649)             --        (220,858)
Net income                                                      --          1,700         168,311              --         170,011
Refund of distribution on shares held in Treasury               --              7             680              --             687
Merrill Lynch Promisorry Note                                   --            (85)         (8,381)             --          (8,466)
Accumulated other comprehensive income                          --             --              --          (5,037)         (5,037)
                                                      ------------   ------------    ------------    ------------    ------------

Partners' capital, December 31, 1998                  $    200,000   $     25,220    $  2,331,441    $     (5,037)   $  2,551,624

Contributions                                                   --            383          37,890              --          38,273
Settlement of Forward Share Purchase Agreement                  --         (1,494)       (147,890)             --        (149,384)
Distributions                                                   --         (2,999)       (296,879)             --        (299,878)
Net income                                                      --            (13)         (1,255)             --          (1,268)
Accumulated other comprehensive income                          --             --              --          17,496          17,496
                                                      ------------   ------------    ------------    ------------    ------------

Partners' capital, December 31, 1999                  $    200,000   $     21,097    $  1,923,307    $     12,459    $  2,156,863
                                                      ============   ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------------------
                                                                                    1999             1998             1997
                                                                               -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $      12,232    $     181,711    $     133,590
   Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation and amortization                                             141,940          124,568           77,925
           Impairment charge related to the
              behavioral healthcare real estate assets                               103,773               --               --
           Carrying value in excess of market value of
              assets held for sale                                                    16,800               --               --
           Minority interests                                                          1,111            1,499            1,434
           Non-cash compensation                                                         118              174              172
           Distributions received in excess of equity in earnings
              from unconsolidated companies                                               --            9,308               --
           Equity in earnings net of distributions received
              from unconsolidated companies                                          (17,202)              --          (12,536)
           Changes in assets and liabilities:
              Accounts receivable                                                     (4,513)          (2,536)         (14,719)
              Deferred rent receivable                                                  (636)         (34,047)         (23,371)
              Other assets                                                            30,667          (22,646)         (29,286)
              Restricted cash and cash equivalents                                    (9,682)          (3,161)            (417)
              Accounts payable, accrued expenses and other
                 liabilities                                                          21,538           22,222           78,758
                                                                               -------------    -------------    -------------
              Net cash provided by operating activities                              296,146          277,092          211,550
                                                                               -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of investment properties                                                   --         (530,807)      (1,523,735)
   Development of investment properties                                              (27,781)         (31,875)          (9,012)
   Capital expenditures - rental properties                                          (20,254)         (31,339)         (22,005)
   Tenant improvement and leasing costs - rental properties                          (58,462)         (68,779)         (53,886)
   Changes in assets and liabilities:
      Restricted cash and cash equivalents                                           (31,416)          (2,152)          (4,229)
      Investment in unconsolidated companies                                         (93,869)        (147,208)        (278,001)
      Investment in residential development corporations                              13,722           35,613         (270,174)
      Notes receivable                                                                53,898          (27,220)        (128,124)
      Escrow deposits                                                                   (500)           5,760           (5,600)
                                                                               -------------    -------------    -------------
              Net cash used in investing activities                                 (164,662)        (798,007)      (2,294,766)
                                                                               -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:                                                                       .                .
   Debt financing costs                                                              (16,665)          (9,567)         (12,132)
   Borrowings under Credit Facility                                                   51,920          672,150        1,171,000
   Payments under Credit Facility                                                   (201,920)        (362,150)        (861,000)
   Debt proceeds                                                                     929,700          418,100        1,127,596
   Debt payments                                                                    (498,927)        (376,301)        (493,203)
   Capital distributions - joint venture partner                                      (3,190)          (2,951)          (2,522)
   Capital contributions - joint venture partner                                          --               --               --
   Capital contributions to the Operating Partnership                                 32,634          457,717        1,346,713
   Settlement of Forward Share Purchase Agreement                                   (149,384)              --               --
   Preferred Unit distributions                                                      (13,500)         (11,700)              --
   Distributions from the Operating Partnership                                     (299,878)        (220,618)        (152,708)
                                                                               -------------    -------------    -------------
               Net cash (used in) provided by financing activities                  (169,210)         564,680        2,123,744
                                                                               -------------    -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (37,726)          43,765           40,528
CASH AND CASH EQUIVALENTS,
   Beginning of period                                                               109,828           66,063           25,535
                                                                               -------------    -------------    -------------
CASH AND CASH EQUIVALENTS,
   End of period                                                               $      72,102    $     109,828    $      66,063
                                                                               =============    =============    =============

                           The accompanying notes are integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

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

         All of the limited partners of the Operating Partnership other than the Company own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximately 89% limited partner interest has been treated as equivalent, for purposes of this report, to 60,160,990 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,975,952 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 607,687 units.

SEGMENTS

         As of December 31, 1999, the Operating Partnership's assets and operations were composed of five major investment segments:

         o Office and Retail Segment;

         o Hospitality Segment;

         o Residential Development Segment;

         o Temperature-Controlled Logistics Segment; and

         o Behavioral Healthcare Segment.

         Within these segments, the Operating Partnership owned directly or indirectly the following real estate assets (the "Properties") as of December 31, 1999:

         o OFFICE AND RETAIL SEGMENT consisted of 89 office properties (collectively referred to as the "Office Properties") located in 31 metropolitan submarkets in nine states, with an aggregate of approximately 31.8 million net rentable square feet and seven retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately 0.8 million net rentable square feet. See Note 17. Dispositions.

         o HOSPITALITY SEGMENT consisted of five upscale business class hotels with a total of 2,168 rooms, three luxury resorts and spas with a total of 516 rooms and two Canyon Ranch destination fitness resorts and spas that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties"). All Hotel Properties, except the Omni Austin Hotel, are leased to subsidiaries of Crescent Operating, Inc. ("COI"). The Omni Austin Hotel is leased to HCD Austin Corporation.

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, currently own 14 residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT (FORMERLY THE REFRIGERATED STORAGE SEGMENT) consisted of the Operating Partnership's indirect 39.6% interest in three partnerships (collectively referred to as the "Temperature-Controlled Logistics Partnerships"), each of which owns one or more corporations or limited liability companies (collectively referred to as the "Temperature-Controlled Logistics Corporations") which, as of December 31, 1999, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 428.3 million cubic feet (17.0 million square feet). This segment was restructured in 1999, and the new ownership structure was effective as of March 12, 1999. See Note 5. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies.

         o BEHAVIORAL HEALTHCARE SEGMENT consisted of 88 properties in 24 states (collectively referred to as the "Behavioral Healthcare Properties") that were leased to Charter Behavioral Health Systems, LLC. ("CBHS") and its subsidiaries. CBHS was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan Health Services, Inc. ("Magellan") and 90% by COI and an affiliate of COI. On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Operating Partnership filed voluntary chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. Of these 88 Behavioral Healthcare Properties, 37 are designated as the "Core Properties" for the conduct of CBHS's business and remain subject to a master lease. The other 51 Behavioral Healthcare Properties, at which CBHS has ceased operations or is planning to cease operations, are designated as the "Non-Core Properties", and were being actively marketed for sale at December 31, 1999. See Note 17. Dispositions and Note 18. CBHS for a description of the current status of CBHS and the Operating Partnership's investment in the Behavioral Healthcare Properties.

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

         See Note 4. Segment Reporting for a table showing revenues and funds from operations for each of these investment segments for the years ended December 31, 1999, 1998, and 1997 and identifiable assets for each of these investment segments at December 31, 1999 and 1998.

The following table shows, by entity, the Properties Cresent Equities and its subsidiaries owned as of December 31, 1999:

Operating Partnership:           62 Office Properties, six Hotel Properties and
                                 five Retail Properties

Crescent Real Estate             The Aberdeen, The Avallon, Caltex House, The
Funding I, L.P.:                 Citadel, The Crescent Atrium, The Crescent
("Funding I")                    Office Towers, Regency Plaza One, UPR Plaza and
                                 Waterside Commons

Crescent Real Estate             Albuquerque Plaza, Barton Oaks Plaza One,
Funding II, L.P.:                Briargate Office and Research Center, Hyatt
("Funding II")                   Regency Albuquerque, Hyatt Regency Beaver
                                 Creek, Las Colinas Plaza, Liberty Plaza I & II,
                                 MacArthur Center I & II, Ptarmigan Place,
                                 Stanford Corporate Centre, Two Renaissance
                                 Square and 12404 Park Central

Crescent Real Estate             Greenway Plaza Office Properties and
Funding III, IV and V, L.P.:     Renaissance Houston Hotel(1)
("Funding III, IV and V")

Crescent Real Estate             Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate             88 Behavioral Healthcare Properties
Funding VII, L.P.
("Funding VII")

----------

(1) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

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

         All information relating to the Company's common shares has been adjusted to reflect the two-for-one stock split effected in the form of a 100% share dividend paid on March 26, 1997 to shareholders and unitholders of record on March 20, 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NET INVESTMENTS IN REAL ESTATE

         Real estate is carried at cost, net of accumulated depreciation. Betterments, major renovations, and certain costs directly related to the acquisition, improvements and leasing of real estate are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

     Buildings and Improvements                    5 to 40 years
     Tenant Improvements                           Terms of leases
     Furniture, Fixtures and Equipment             3 to 10 years

         An impairment loss is recognized on a property by property basis on Properties classified as held for use, when expected undiscounted cash flows are less than the carrying value of the Property. In cases where the Operating Partnership does not expect to recover its carrying costs on a Property, the Operating Partnership reduces its carrying costs to fair value, and for Properties held for disposition, the Operating Partnership reduces its carrying costs to the fair value less costs to sell. See Note 17. Dispositions and Note
18. CBHS for a description of impairment losses recognized during 1999 for one of the Office Properties and the Behavioral Healthcare Properties.

         Depreciation expense is not recognized on Properties once classified as held for disposition.

CONCENTRATION OF REAL ESTATE INVESTMENTS

         The Operating Partnership's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of December 31, 1999, the Office Properties in Dallas/Fort Worth and Houston represented approximately 72% of the Operating Partnership's office portfolio based on total net rentable square feet. The Dallas/Fort Worth Office Properties accounted for approximately 39% of that amount, and the Houston Office Properties accounted for the remaining approximately 33%. As a result of the geographic concentration, the operations of the Operating Partnership could be adversely affected by a recession or general economic downturn in the areas where these Properties are located.

CASH AND CASH EQUIVALENTS

         The Operating Partnership considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.

RESTRICTED CASH AND CASH EQUIVALENTS

         Restricted cash includes escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, security deposits, ground lease expenditures, capital expenditures and monthly interest carrying costs paid in arrears.

OTHER ASSETS

         Other assets consist principally of leasing costs, deferred financing costs, and marketable securities. Leasing costs are amortized on a straight-line basis during the terms of the respective leases, and unamortized leasing costs are written off upon early termination of lease agreements. Deferred financing costs are amortized on a straight-line basis over the terms of the respective loans. Marketable securities are considered available-for-sale and are marked to market value on a monthly basis. The corresponding unrealized gains and losses are included in accumulated other comprehensive income.

DEFERRED COMPENSATION ON RESTRICTED SHARES

          Deferred compensation on restricted shares relates to the issuance of restricted shares to employees of the Company. Such restricted shares are amortized to expense during the applicable vesting period.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Operating Partnership does not use derivative financing instruments for trading purposes, but utilizes them to manage exposure to variable rate debt. The Operating Partnership accounts for its derivative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was adopted in the third quarter of 1999.

         Under SFAS No. 133, the Operating Partnership's derivatives are considered cash flow hedges which are used to mitigate the variability of cash flows. On a monthly basis, the cash flow hedge is marked to fair value through comprehensive income (outside earnings), and on a monthly basis the cash flow hedge's gain or loss is reported in earnings when the interest on the underlying debt affects earnings.

         On November 19, 1999, the Company entered into an agreement with UBS AG ("UBS") that UBS would purchase the Company's common shares, and the Company would be obligated to repurchase a portion of its common shares from UBS. The Company may settle the agreement in cash or common shares at its option. Therefore, the Operating Partnership accounts for the transaction as an equity transaction. The guaranteed return to UBS is equal to 30-day LIBOR plus 250 basis points, and is accounted for as a preferred dividend.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents and short-term investments are reasonable estimates of their fair values because of the short maturities of these instruments. The fair value of notes receivable, which approximates carrying value, is estimated based on year-end interest rates for receivables of comparable maturity. Notes payable and borrowings under the Operating Partnership's line of credit with BankBoston N.A. ("Credit Facility") have aggregate carrying values which approximate their estimated fair values based upon the current interest rates for debt with similar terms and remaining maturities, without considering the adequacy of the underlying collateral. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1999 and 1998.

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

         HOTEL PROPERTIES The Operating Partnership cannot, consistent with the Company's status as a REIT, operate the Hotel Properties directly. It has leased all of the Hotel Properties except The Omni Austin Hotel to subsidiaries of COI pursuant to nine separate leases (See Note 16. Formation and Capitalization of COI). As of January 1, 1999, the Omni Austin Hotel has been leased under a separate lease to HCD Austin Corporation. The leases provide for the payment by the lessee of the Hotel Property of (i) base rent, with periodic rent increases if applicable, (ii) percentage rent based on a percentage of gross receipts or gross room revenues, as applicable, above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount for certain Hotel Properties. Base rental income under these leases is recognized on a straight-line basis over the terms of the respective leases. In 1999, percentage rental income was recognized on an accrual basis. In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which prohibits contingent revenue from being accrued until the thresholds upon which it is based have been met. However, SAB No. 101 had no material impact on the Operating Partnership's financial statements for the year ended December 31, 1999, because all of the thresholds upon which percentage rental income is based had been met by December 31, 1999. In accordance with SAB No. 101, percentage rental income will not be recognized in the year 2000 until the thresholds upon which it is based are met. Management does not believe this change will have a material impact on its interim or annual financial statements.

         BEHAVIORAL HEALTHCARE PROPERTIES The Operating Partnership has leased the Behavioral Healthcare Properties to CBHS and its subsidiaries under a triple-net lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions. During 1999, CBHS failed to perform in accordance with its operating budget. In the third quarter of 1999, the Operating Partnership began to reflect CBHS rent on a cash basis, and will continue to reflect rent on a cash basis going forward. In the third quarter of 1999, the Operating Partnership wrote-off the rent that was deferred according to the CBHS lease agreement from the commencement of the lease in June 1997 through June 30, 1999. The balance written-off totaled $25,600. The Operating Partnership deferred cash rent payments for November and December 1999 due from CBHS. See Note 18. CBHS for further discussion regarding the status of CBHS, including the filing of voluntary Chapter 11 bankruptcy petitions subsequent to December 31, 1999, and the status of the Operating Partnership's investment in the Behavioral Healthcare Properties.

INCOME TAXES

         No provision has been made for federal or state income taxes, because each partner's proportionate share of income or loss from the Operating Partnership will be passed through on such partner's tax return.

EARNINGS PER UNIT OF PARTNERSHIP INTEREST

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.


                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------------------------
                                                 1999                              1998                        1997
                                          ----------------------------  ---------------------------- ----------------------------
                                                   Wtd. Avg. Per Unit            Wtd. Avg. Per Unit           Wtd. Avg. Per Unit
                                            Loss     Units    Amount     Income    Units    Amount    Income    Units    Amount
                                          -------  --------- ---------  -------- --------- --------- -------- --------- ---------
Basic EPS -
Net income (loss) available
   to partners                            $(6,168)   67,977  $   (0.09) $166,695   66,214  $    2.52 $133,590   53,418  $    2.50
                                                             =========                     =========                    =========

Effect of dilutive securities:
   Unit options                                --       837                   --    1,952                  --    2,069
   Assumed conversion of
     Series B preferred units                  --        --                   --    1,739                  --       --
Additional units obligation relating to:
     Equity swap agreement                     --        --                   --       92                  --       --
     Forward share purchase
       agreement                               --       131                3,316      197                  --       --
                                          -------    ------             --------   ------            --------   ------
Diluted EPS -
Net income (loss) available
   to partners                            $(6,168)   68,945  $   (0.09) $170,011   70,194  $    2.42 $133,590   55,487  $    2.41
                                          =======    ======  =========  ========   ======  ========= ========   ======  =========


         The effect of the conversion of the Series A Convertible Cumulative Preferred Units is not included in the computation of Diluted EPS for the years ended December 31, 1999 and 1998, since the effect of their conversion is antidilutive.

STATEMENTS OF CASH FLOWS

         For purposes of the statements of cash flows, all highly liquid investments purchased with an original maturity of 90 days or less are included in cash and cash equivalents.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS


                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             -------------------------------
                                                                1999       1998       1997
                                                              --------   --------   -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid .............................................   $188,819   $145,603   $78,980
Additional interest paid in conjunction with cash flow
   hedge ..................................................        344         --        --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Issuance of Operating Partnership units in conjunction
   with settlement of an obligation .......................   $  1,786   $ 19,972   $    --
Unit obligation in conjunction with an
   investment .............................................         --     21,000     1,200
Two-for-one common share dividend .........................         --         --       362
Mortgage note assumed in conjunction with property
   acquisitions ...........................................         --     46,934    97,923
Debt incurred in conjunction with the termination of
   equity swap agreement ..................................         --    184,299        --
Acquisition of partnership interests ......................      3,774         --        --
Unrealized gain (loss) on available-for-sale securities ...     17,216      5,037        --
Forward Share Purchase Agreement Return ...................      4,317      3,316        --
Return on Share Repurchase Agreement ......................        583         --        --
Impairment and other charges related to the
   behavioral healthcare assets ...........................    162,038         --        --
Carrying value in excess of market value of asset held
   for sale ...............................................     16,800         --        --
Adjustment of cash flow hedge to fair value ...............        280         --        --



ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 1998, the Operating Partnership adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and presentation of comprehensive income and its components (generally, total nonowner changes in equity). As a result of the adoption of SFAS No. 130, comprehensive income has been presented as part of the statements of shareholders' equity. At December 31, 1999, the Operating Partnership's comprehensive income balance was $12,459, primarily attributable to unrealized gains on marketable securities. In 1998, the Operating Partnership's comprehensive income balance was ($5,037), primarily attributable to unrealized losses on marketable securities. Prior to 1998, the Operating Partnership's comprehensive income was not material to the Operating Partnership's financial statements.

         Beginning with the fiscal year ended December 31, 1998, the Operating Partnership adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement was effective for financial statements for periods beginning after December 15, 1997. See Note 4. Segment Reporting.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Operating Partnership elected to implement SFAS No. 133 in the third quarter of 1999. See
Note 8. Cash Flow Hedges for a description of the impact on the Operating Partnership's financial statements for the year ended December 31,1999.

         In December 1999, the SEC staff released SAB No. 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 prohibits contingent revenue from being accrued until the thresholds upon which it is based have been met. In 1999, percentage rental income was recognized on an accrual basis. However, SAB No. 101 had no material impact on the Operating Partnership's financial statements for the year ended December 31, 1999, because all of the thresholds upon which percentage rental income is based had been met by December 31, 1999. In accordance with SAB No. 101, percentage rental income will not be recognized in the year 2000 until the thresholds upon which it is based are met. Management does not believe this change will have a material impact on its interim or annual financial statements.

3. PROPERTIES HELD FOR DISPOSITION:

Office and Retail Segment

         In pursuit of management's objective to dispose of non-strategic or non-core assets, at December 31, 1999, the Operating Partnership was actively marketing for sale its wholly-owned interests in 10 Office Properties, which are included in the Net Investment in Real Estate of $3,588,054. The carrying value of these Properties at December 31, 1999 was approximately $183,323. The Operating Partnership continually evaluates the portfolio of Properties held for disposition. In the fourth quarter of 1999, two Properties in Dallas, Texas were removed from the original pool of 12 Properties held for disposition. Six of the Properties are located in Dallas, Texas, two are located in New Orleans, Louisiana, one is located in Denver, Colorado and one is located in Omaha, Nebraska. During the year ended December 31, 1999, bids were received on these Properties either individually or in various combinations. Management is currently in the process of evaluating the bids for the remaining Office Properties to determine their economic viability as well as the credit-worthiness of the potential purchasers and their ability to close the transactions. The disposition of these Properties remains subject to the negotiation of acceptable terms and other customary conditions. The Operating Partnership anticipates completing any economically justified sales of these Office Properties by the end of the second quarter of 2000.

         The following table summarizes the condensed results of operations for the year ended December 31, 1999 and 1998 for the 10 Office Properties held for disposition. These Properties are classified as held for sale, and depreciation expense has not been recognized since June 30, 1999.

                          FOR THE YEAR ENDED DECEMBER 31,
                          -------------------------------
                                1999      1998
                               -------   -------

Revenue                        $39,214   $38,190
Operating Expenses              18,120    16,390
                               -------   -------
Net Operating Income           $21,094   $21,800
                               =======   =======


         See Note 17. Dispositions for a description of the impairment loss recognized on one of these Office Properties and a description of the disposition of certain properties subsequent to December 31, 1999.

Behavioral Healthcare Segment

         The 51 Non-Core Behavioral Healthcare Properties were classified as held for disposition at December 31, 1999, and depreciation expense has not been recognized since November 10, 1999. The carrying value for these Properties at December 31, 1999 was approximately $124,700. The Operating Partnership is actively marketing the Non-Core Properties for sale. See Note 17. Dispositions for a description of the sale of certain Non-Core Properties.

Other

         The Woodlands Commercial Properties Company, L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain Property assets (multi-family, retail and office/venture tech portfolios) located in The Woodlands. These assets include the Operating Partnership's 12 Office Properties and four Retail Properties located in The Woodlands.

4. SEGMENT REPORTING

         The Operating Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" beginning with the year ended December 31, 1998. The Operating Partnership currently has five major investment segments: the Office and Retail Segment; the Hospitality Segment; the Temperature-Controlled Logistics Segment; the Residential Development Segment; and the Behavioral Healthcare Segment. Management organizes the segments within the Operating Partnership based on property type for making operating decisions and assessing performance. Investment segments for SFAS No. 131 are determined on the same basis.

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

         Selected financial information related to each segment for the years ended December 31, 1999, 1998 and 1997 is presented below.


                                                                         YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                   1999           1998           1997
                                                                -----------    -----------    -----------
REVENUES:
    Office and Retail Properties                                $   614,493    $   563,005    $   363,324
    Hospitality Properties                                           65,237         53,355         37,270
    Behavioral Healthcare Properties                                 41,091         55,295         29,789
    Temperature-Controlled Logistics Properties                          --             --             --
    Residential Development Properties                                   --             --             --
    Corporate and Other                                              25,458         26,688         16,990
                                                                -----------    -----------    -----------
    TOTAL CONSOLIDATED REVENUE                                  $   746,279    $   698,343    $   447,373
                                                                ===========    ===========    ===========

FUNDS FROM OPERATIONS:
    Office and Retail Segment                                   $   367,830    $   325,442    $   204,243
    Hospitality Segment                                              64,079         52,375         36,439
    Behavioral Healthcare Segment                                    15,488         55,295         29,789
    Temperature-Controlled Logistics Segment                         37,439         28,626          2,200
    Residential Development Segment                                  74,597         58,892         25,623
    Corporate and other adjustments
      Interest expense                                             (192,033)      (152,214)       (86,441)
      Preferred unit dividends                                      (13,500)       (11,700)            --
      Interest and other income                                      18,151         19,696         15,401
      Corporate general & administrative                            (16,274)       (16,264)       (12,858)
                                                                -----------    -----------    -----------
    TOTAL FUNDS FROM OPERATIONS                                 $   355,777    $   360,148    $   214,396
                                                                -----------    -----------    -----------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
    CONSOLIDATED NET INCOME:
     Depreciation and amortization of real estate assets        $  (128,403)   $  (115,678)   $   (72,503)
     Settlement of merger dispute                                   (15,000)            --             --
    Carrying value in excess of market value of asset
      held for sale                                                 (16,800)            --             --
     Impairment and other charges related to the
      behavioral healthcare assets                                 (136,435)            --             --
    Write-off costs associated with unsuccessful acquisitions            --        (18,435)            --
    Gain on behavioral healthcare property disposition                  439             --             --
    Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies:
      Office and Retail Properties                                   (6,110)        (2,530)          (451)
      Temperature-Controlled Logistics Properties                   (22,400)       (28,115)        (1,000)
      Residential Development Properties                            (31,725)       (25,379)        (6,852)
      Other                                                            (611)            --             --

    Preferred unit dividends                                         13,500         11,700             --
                                                                -----------    -----------    -----------
CONSOLIDATED NET INCOME                                         $    12,232    $   181,711    $   133,590
                                                                ===========    ===========    ===========
EQUITY IN NET INCOME OF UNCONSOLIDATED
    COMPANIES:
    Office and Retail Properties                                $     5,265    $     4,159    $       629
    Hospitality Properties                                               --             --             --
    Behavioral Healthcare Properties                                     --             --             --
    Temperature-Controlled Logistics Properties                      15,039            512          1,200
    Residential Development Properties                               42,871         33,517         18,770
    Corporate and other                                               5,122          1,129          3,144
                                                                -----------    -----------    -----------
    TOTAL EQUITY IN NET INCOME OF
      UNCONSOLIDATED COMPANIES                                  $    68,297    $    39,317    $    23,743
                                                                ===========    ===========    ===========

IDENTIFIABLE ASSETS:
    Office and Retail Segment                                   $ 3,301,979    $ 3,214,208    $ 2,651,877
    Hospitality Segment                                             458,266        453,583        363,424
    Behavioral Healthcare Segment                                   249,049        386,434        384,796
    Temperature-Controlled Logistics Segment                        293,243        277,856        153,994
    Residential Development Segment                                 279,197        289,615        317,950
    Other                                                           369,686        424,253        310,834
                                                                -----------    -----------    -----------
    TOTAL IDENTIFIABLE ASSETS                                   $ 4,951,420    $ 5,045,949    $ 4,182,875
                                                                ===========    ===========    ===========

         During 1999, COI and CBHS were the Operating Partnership's two largest lessees in terms of total consolidated rental revenues derived from leases. Total rental revenues from COI and total cash rental revenues from CBHS for the year ended December 31, 1999 were approximately 8% and 5% respectively, of the Operating Partnership's total consolidated rental revenues. COI was the lessee for nine of the Hotel Properties for the year ended December 31, 1999, and CBHS was the sole lessee of the Behavioral Healthcare Properties during that period. Due to its reorganization and bankruptcy proceedings, CBHS will no longer be one of the Operating Partnership's largest lessees. See Note 18. CBHS.

         See Note 5. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

5. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

        The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies:


                                                                                         COMPANY'S OWNERSHIP
                  ENTITY                               CLASSIFICATIONS                 AS OF DECEMBER 31, 1999
---------------------------------------      -------------------------------------     -----------------------
Desert Mountain Development Corporation      Residential Development Corporation               95%(1)
Houston Area Development Corp.               Residential Development Corporation               94%(1)
The Woodlands Land Company, Inc.             Residential Development Corporation               95%(1)
Crescent Development Management Corp.        Residential Development Corporation               90%(1)
Mira Vista Development Corp.                 Residential Development Corporation               94%(1)
Crescent CS Holdings Corp.                           Crescent Subsidiary                       99%(2)
Crescent CS Holdings II Corp.                        Crescent Subsidiary                       99%(2)
The Woodlands Commercial                     Office and Retail (various commercial
    Properties Company, L.P.                            properties)(3)                         42.50%
Main Street Partners, L.P.                   Office and Retail (office property -
                                                       Bank One Center)                          50%
DBL Holdings, Inc.                                          Other(4)                             95%
Metropolitan Partners, LLC                                  Other                                (5)
CRL Investments, Inc.                                       Other                                95%


----------

(1) See Item 2. Properties and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(2) The Crescent Subsidiaries have a 39.6% interest in each of the Temperature-Controlled Logistics Partnerships. Accordingly, each of the Crescent Subsidiaries has an indirect 39.6% interest in the Temperature-Controlled Logistics Properties. See "Temperature-Controlled Logistics" section below.

(3) See the "Office and Retail Segment" section below for more information regarding certain commercial property assets that the Operating Partnership intends to sell.

(4) See Note 17. Dispositions for more information regarding certain interests that the Operating Partnership has sold. (5) See "Other" section below for a description of the Operating Partnership's investment in Metropolitan Partners, LLC.

RESIDENTIAL DEVELOPMENT PROPERTIES

       On April 29, 1999, a partnership in which Crescent Development Management Corporation ("CDMC") has a 64% economic interest finalized the purchase of Riverfront Park (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25,000. In the first quarter of 2000, the partnership has entered into contracts relating to the sale of 9.7 acres of Riverfront Park, which is expected to close in the second quarter of 2000. The acreage is in close proximity to several major entertainment and recreational facilities including Coors Field (home to the Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park) the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets), and the new downtown Commons Park.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         As of December 31, 1999, the Operating Partnership held an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly own the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, which is owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COI, in which the Operating Partnership has no interest. COI holds an indirect 0.4% interest in the Temperature-Controlled Logistics Partnerships. COI has an option to require the Operating Partnership to purchase COI's remaining 1% economic interest, representing all of the voting stock, in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Company, adversely affect the status of the Company as a REIT, for an aggregate price, payable by the Operating Partnership, of approximately $3,400.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, entered into triple-net master leases of the Temperature-Controlled Logistics Properties with certain of the Temperature-Controlled Logistics Corporations. Each of the Temperature-Controlled Logistics Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. Under the leases, AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance, and repair of property as well as property capital expenditures in excess of $5,000 annually. For the period of March 12, 1999 to December 31, 1999, base rent and percentage rent was approximately $135,800 of which base rent represented approximately 80%. AmeriCold Logistics has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent, and pursuant thereto, rent was deferred as of December 31, 1999, of which the Operating Partnership's share was $2,138.

OFFICE AND RETAIL PROPERTIES

         The Woodlands Commercial Properties Company, L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (multi-family, retail and office/venture tech portfolios) located in The Woodlands. As of December 31, 1999, the multi-family portfolio had been sold. See Note 17. Dispositions for a description of the sale of these properties.

OTHER

Metropolitan

         On December 8, 1998, Tower Realty Trust ("Tower"), Reckson Associates Realty Corporation ("Reckson"), and Metropolitan Partners, LLC ("Metropolitan") entered into a revised agreement and plan of merger that superseded the merger agreement to which the Operating Partnership was a party. Under the revised agreement, Metropolitan agreed to acquire Tower for a combination of cash and Reckson exchangeable Class B common shares. The Operating Partnership, Reckson and Metropolitan agreed that the Operating Partnership's investment in Metropolitan would be an $85,000 preferred member interest in Metropolitan. In connection with the revised agreement, the Operating Partnership contributed $10,000 of the $85,000 required capital contribution to Metropolitan in December 1998 and contributed the remaining $75,000 to Metropolitan upon satisfaction of all of the conditions to the funding on May 19, 1999. The Operating Partnership's $85,000 preferred member interest in Metropolitan at December 31, 1999 would equate to an approximate 20% equity interest.

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

CRL Investments, Inc.

         The Operating Partnership has a 95% economic interest, representing all of the non-voting stock in CRL Investments, Inc. ("CRL"), which has a 20% economic interest in CR License, LLC, the entity which owns the right to the future use of the "Canyon Ranch" name. CRL has the opportunity through July 2000 to pay $3,000 to obtain an additional 10% interest in CR License, LLC. CRL also has an effective 60% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada. The Canyon Ranch Spa Club opened in June 1999 and is the first project to expand the franchise value of the "Canyon Ranch" name.

        The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations", "Temperature-Controlled Logistics Corporations", "Office and Retail" and "Other", as applicable, as of December 31, 1999, 1998, and 1997.

BALANCE SHEETS:

                                                              DECEMBER 31, 1999
                                             --------------------------------------------------
                                                           TEMPERATURE-
                                             RESIDENTIAL    CONTROLLED
                                             DEVELOPMENT     LOGISTICS    OFFICE AND
                                             CORPORATIONS  CORPORATIONS     RETAIL      OTHER
                                             ------------  ------------   ----------  ---------

Real estate, net                               $692,033     $1,335,326     $433,632
Cash                                             30,184          8,295       24,223
Other assets                                    193,712        187,695       40,067
                                               --------     ----------     --------
     Total assets                              $915,929     $1,531,316     $497,922
                                               ========     ==========     ========

Notes payable                                  $321,655     $  594,398     $296,858
Notes payable to the Operating Partnership      148,990         11,333           --
Other liabilities                               228,657        168,777       24,467
Equity                                          216,627        756,808      176,597
                                               --------     ----------     --------
      Total liabilities and equity             $915,929     $1,531,316     $497,922
                                               ========     ==========     ========


Operating Partnership share of
   unconsolidated debt                         $160,169     $  235,382     $137,779
                                               ========     ==========     ========
Operating Partnership's investments in
  real estate mortgages and equity of uncon-
  solidated companies                          $279,197     $  293,243     $100,131   $ 139,923
                                               ========     ==========     ========   =========


SUMMARY STATEMENTS OF OPERATIONS:

                                                     FOR THE YEAR ENDED DECEMBER 31, 1999
                                              --------------------------------------------------
                                                            TEMPERATURE-
                                              RESIDENTIAL   CONTROLLED
                                              DEVELOPMENT   LOGISTICS       OFFICE AND
                                              CORPORATIONS  CORPORATIONS     RETAIL       OTHER
                                              ------------  ------------    ----------   -------

Total revenues                                  $502,583     $ 264,266       $78,534
Expenses:
   Operating expense                             394,858       127,516(1)     27,008
   Interest expense                                4,920        47,273        19,321
   Depreciation and amortization                  14,295        54,574        19,273
   Taxes                                          22,549        (6,084)           --
                                                --------     ---------       -------
Total expenses                                   436,622       223,279        65,602
                                                --------     ---------       -------

Net income                                      $ 65,961     $  40,987(1)    $12,932
                                                ========     =========       =======


Operating Partnership's equity in net
  income of unconsolidated companies            $ 42,871     $  15,039       $ 5,265     $ 5,122
                                                ========     =========       =======     =======


----------

(1) Inclusive of the management fee paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

BALANCE SHEETS:

                                                                  DECEMBER 31, 1998
                                                ---------------------------------------------------
                                                               TEMPERATURE-
                                                RESIDENTIAL    CONTROLLED
                                                DEVELOPMENT     LOGISTICS      OFFICE AND
                                                CORPORATIONS   CORPORATIONS      RETAIL      OTHER
                                                ------------   ------------    ----------   -------

Real estate, net                                  $623,106      $1,308,059      $475,322
Cash                                                25,849          14,219        31,047
Other assets                                       156,782         420,934        16,485
                                                  --------      ----------      --------
     Total assets                                 $805,737      $1,743,212      $522,854
                                                  ========      ==========      ========

Notes payable                                     $295,998      $  617,166      $258,000
Notes payable to the Operating Partnership         164,578              --            --
Other liabilities                                  131,874         396,836        42,193
Equity                                             213,287         729,210       222,662
                                                  --------      ----------      --------
      Total liabilities and equity                $805,737      $1,743,212      $522,855
                                                  ========      ==========      ========


Operating Partnership's share of
   unconsolidated debt                            $137,098      $  234,523      $121,275
                                                  ========      ==========      ========
Operating Partnership's investments in
  real estate mortgages and equity of uncon-
  solidated companies                             $289,615      $  277,856      $113,625    $62,421
                                                  ========      ==========      ========    =======

SUMMARY STATEMENTS OF OPERATIONS:

                                                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                               -------------------------------------------------
                                                            TEMPERATURE-
                                               RESIDENTIAL   CONTROLLED
                                               DEVELOPMENT   LOGISTICS      OFFICE AND
                                               CORPORATIONS CORPORATIONS      RETAIL      OTHER
                                               ------------ ------------    ----------    ------

Total revenues                                   $372,378     $567,845        $69,326
Expenses:
   Operating expense                              283,138      448,972(1)      28,259
   Interest expense                                 4,231       45,701         17,962
   Depreciation and amortization                    8,572       59,363         13,959
   Taxes                                           21,227        4,548             --
                                                 --------     --------        -------
Total expenses                                    317,168      558,584         60,180
                                                 --------     --------        -------

Net income                                       $ 55,210     $  9,261(1)     $ 9,146
                                                 ========     ========        =======

Operating Partnership's equity in net income
  of unconsolidated companies                    $ 33,517     $    512        $ 4,159     $1,129
                                                 ========     ========        =======     ======

----------

(1) Inclusive of the management fee paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).


SUMMARY STATEMENTS OF OPERATIONS:

                                              FOR THE YEAR ENDED
                                              DECEMBER 31, 1997
                                       --------------------------------
                                                        TEMPERATURE-
                                                        CONTROLLED
                                                         LOGISTICS
                                       RESIDENTIAL      CORPORATIONS,
                                       DEVELOPMENT    OFFICE AND RETAIL,
                                       CORPORATIONS      AND OTHER
                                       ------------   -----------------

Total revenues                          $173,764         $103,796
Total expenses                           151,090           90,995(1)
                                        --------         --------
Net income                              $ 22,674         $ 12,801(1)
                                        ========         ========

Operating Partnership's equity in net
  income of unconsolidated companies    $ 18,770         $  4,972
                                        ========         ========

----------

(1) Inclusive of the management fee paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

6. OTHER ASSETS, NET:

         Other assets, net consist of the following:

                                  BALANCE AT DECEMBER 31,
                                  -----------------------
                                    1999         1998
                                  ---------    ---------

Leasing costs                     $  99,232    $  76,385
Deferred financing costs             41,564       35,655
Escrow deposits                         550           50
Prepaid expenses                      2,759        2,829
Marketable securities                40,944       17,688
Other                                21,714       26,478
                                  ---------    ---------
                                    206,763      159,085
Less - Accumulated amortization     (60,466)     (48,519)
                                  ---------    ---------
                                  $ 146,297    $ 110,566
                                  =========    =========



7. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

The following is a summary of the Operating Partnership's debt financing at December 31, 1999 and 1998:

                                                                                   BALANCE AT DECEMBER 31,
                                                                                      1999         1998
                                                                                   ----------   ----------
SECURED DEBT

BankBoston, N.A. ("BankBoston") Term Note I(1) due October 30, 2001, bears interest at the Eurodollar rate plus 325 basis points or the Base Rate (as defined in the Term Note Agreement) plus 100 basis points (at December 31, 1999, the rate was 9.38% based on the Eurodollar rate) with a three-year interest-only term, secured by Greenway I and IA, Four Westlake Park, Washington Harbour, Bank
One Tower, Frost Bank Plaza, Central Park Plaza, 3333 Lee Parkway, The Addison,
and Reverchon Plaza Office Properties with a combined book value of $416,852...... $  320,000   $  260,000

AEGON Note(2) due July 1, 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the
Funding III, IV and V Properties with a combined book value of $234,700...........    278,392           --

LaSalle Note I(3) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027,
secured by the Funding I Properties with a combined book value of $292,385........    239,000      239,000

BankBoston Term Note II(4) due August 13, 2003, bears interest at the 30-day
LIBOR rate plus 325 basis points (at December 31, 1999, the interest rate was
9.38%) with a four-year interest only term, secured by equity interests in
Funding I and II valued at approximately $200,000.................................    200,000           --

JP Morgan Mortgage Note(5) due October 1, 2016, bears interest at a fixed rate of 8.31% with a two-year interest-only term, secured by the Houston Center
mixed-use Office Property complex with a combined book value of $245,865..........    200,000           --

                                                                                   BALANCE AT DECEMBER 31,
                                                                                      1999         1998
                                                                                   ----------   ----------

Merrill Lynch Promissory Note (subsequently sold in 1999 to Salomon Brothers
Realty Corp.) due September 14, 1999, bears interest at 30-day LIBOR plus 200 basis points (at December 31, 1998, the rate was 7.06%) with an interest-only term, secured by the Houston Center mixed-use Property complex with a book value
of $271,479 at December 31, 1998...................................................        --      184,299

LaSalle Note II(6) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028, secured
by the Funding II Properties with a combined book value of $302,881................   161,000      161,000

LaSalle Note III(7) due July 1999, bears interest at 30-day LIBOR plus a weighted average rate of 2.135% (at December 31, 1998 the rate was 7.20%, subject to a rate cap of 10%) with an interest-only term, secured by the Funding
III, IV and V Properties with a combined book value of $242,096 at December, 31,
1998...............................................................................        --      115,000

SFT Whole Loans, Inc. ("SFT") Note due September 30, 2001, bears interest at
30-day LIBOR plus an average rate of 1.75% (at December 31, 1999, the rate was
7.36%) with an interest-only term, secured by the Fountain Place Office Property
with a combined book value of $112,794.............................................    97,123       97,123

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center
Hotel Property with a combined book value of $97,116...............................    63,500       63,500

Metropolitan Life Note II(8) due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Energy Centre Office Property with a combined book
value of $56,731...................................................................    43,623       44,364

Metropolitan Life Note III(9) due December 1999, bears interest at 7.74% with an interest-only term, secured by the Datran Center Office Property with a combined
book value of $70,076 at December 31, 1998.........................................        --       40,000

Metropolitan Life Note V(9) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran Center Office Property with a combined book
value of $70,374...................................................................    39,700           --

Northwestern Life Note due January 2003, bears interest at 7.65% with an interest-only term, secured by the 301 Congress Avenue Office Property with a
combined book value of $45,275.....................................................    26,000       26,000

Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The Woodlands Office Properties with a combined
book value of $14,677..............................................................    11,388       11,777

Nomura Funding VI Note(10) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
July 2020, secured by the Funding VI Property with a combined book value of
$ 33,418...........................................................................     8,480        8,586

                                                                                    BALANCE AT DECEMBER 31,
                                                                                       1999         1998
                                                                                    ----------   ----------

 Metropolitan Life Note IV due December 1999, bears interest at 7.11% with monthly principal and interest payments based on a 15-year amortization schedule, secured by the Datran Center Office Property with a book value of
 $70,076 at December 31, 1998....................................................           --        6,752

 Rigney Promissory Note due June 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization schedule,
 secured by a parcel of land with a value of $16,886.............................          723          755

UNSECURED DEBT

 Line of Credit with BankBoston ("Credit Facility")(1) (see description of Credit
 Facility below).................................................................      510,000      660,000

 2007 Notes(11) bear interest at a fixed rate of 7.50% with a ten-year
 interest-only term, due September 2007..........................................      250,000      250,000

 2002 Notes(11) bear interest at a fixed rate of 7.00% with a five-year
 interest-only term, due September 2002..........................................      150,000      150,000
                                                                                    ----------   ----------

     Total Notes Payable.........................................................  $2,598,929   $2,318,156
                                                                                   ==========   ==========

----------

(1) On February 4, 2000, the BankBoston Term Note I and the Credit Facility were repaid and retired primarily with the proceeds of a new facility ("New Facility"), an $850,000 secured, variable-rate facility from UBS described in greater detail below.

(2) The outstanding principal balance at maturity of this note will be approximately $223,000.

(3) In August 2007, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,000.

(4) The Operating Partnership entered into the BankBoston Term Note II on September 14, 1999. This loan is secured by partnership interests in two pools of underleveraged assets. The proceeds were used to repay the $150,000 BankBoston Bridge Loan and to repay $50,000 of outstanding indebtedness under the BankBoston Credit Facility. On February 1, 2000, the Operating Partnership renegotiated certain terms and covenants under this note. As a result, the interest rate on the facility increased to 30-day LIBOR plus 400 basis points. The Operating Partnership entered into a four-year $200,000 cash flow hedge agreement effective September 1, 1999 with Salomon Brothers Holding Company, Inc. in a separate transaction related to the BankBoston Term Note II. See Note 8. Cash Flow Hedges.

(5) On September 14, 1999, the Operating Partnership refinanced the $184,299 Salomon Brothers Realty Corp. Note with this note. The additional proceeds of $15,701 were used to pay indebtedness outstanding under the BankBoston Credit Facility. The refinancing did not include the Four Seasons Hotel that had served as partial collateral for the Salomon Brothers Realty Corp. Note. At the end of seven years (October 2006), the loan reprices based on current interest rates at this time. It is the Operating Partnership's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $179,000.

(6) In March 2006, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,000.

(7) In June, 1999, the Operating Partnership refinanced the Greenway Plaza Office Property complex with a $280,000 AEGON Note, which was used to repay this note.

(8) In the first quarter of 2000, this note was paid off with proceeds from the disposition of the Energy Centre Office Property.

(9) On December 1, 1999, the Operating Partnership refinanced the Metropolitan Life Note III with the Metropolitan Life Note V.

(10) The Operating Partnership has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date.

(11) The notes were issued in an offering registered with the SEC.

         Below are the aggregate principal amounts due as of December 31, 1999 under the Credit Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

              SECURED     UNSECURED      TOTAL
             ----------   ----------   ----------
  (in thousands)

2000         $    5,913   $  510,000   $  515,913
2001            444,975           --      444,975
2002            105,560      150,000      255,560
2003            315,515           --      315,515
2004             53,129           --       53,129
Thereafter      763,837      250,000    1,013,837
             ----------   ----------   ----------
             $1,688,929   $  910,000   $2,598,929
             ==========   ==========   ==========


         The Operating Partnership had approximately $515,913 of secured and unsecured debt that was scheduled to expire during 2000, consisting primarily of $510,000 due under the Credit Facility with BankBoston, which was scheduled to expire in June 2000. In addition, the Operating Partnership had approximately $444,975 of secured debt scheduled to expire in 2001, consisting primarily of $320,000 due under the BankBoston Term Note I. Effective January 31, 2000, the Operating Partnership entered into the New Facility, a $850,000 secured, variable-rate facility from UBS which refinanced and extended these debt maturities described in greater detail below.

CREDIT FACILITY

         At December 31, 1999, the Operating Partnership's borrowing capacity under the Credit Facility was limited to $560,000, of which $510,000 was outstanding. The interest rate on advances under the Credit Facility was the Eurodollar rate plus 137 basis points. As of December 31, 1999, the weighted average interest rate was 7.65%. The Credit Facility was unsecured and was scheduled to expire in June 2000. The Credit Facility required the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Operating Partnership was in compliance with the financial covenants related to the Credit Facility for the December 31, 1999 reporting period. During the first quarter of 2000, the Credit Facility was repaid and retired primarily with the proceeds of the New Facility described below.

NEW FACILITY

        On February 4, 2000, the Operating Partnership repaid and retired the Credit Facility and the BankBoston Term Note I primarily with the proceeds of the New Facility, a new $850,000 secured, variable-rate facility fully underwritten and funded by UBS. The New Facility is comprised of three tranches: a three-year $300,000 revolving line of credit (the "UBS Line of Credit"), a $275,000 three-year term loan ("UBS Term Loan I") and a $275,000 four-year term loan ("UBS Term Loan II"). Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at March 24, 2000 were approximately $258,527, $257,213 and $257,213, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. The New Facility is secured by 41 Office Properties and four Hotel Properties. The Operating Partnership has also entered into a cash flow hedge agreement related to a portion of the New Facility in a separate transaction subsequent to December 31, 1999, which is intended to mitigate its exposure to variable-rate debt. See Note 8. Cash Flow Hedges for a description of this agreement.

8. CASH FLOW HEDGES

         The Operating Partnership does not use derivative financial instruments for trading purposes, but occasionally utilizes them to manage exposure to variable rate debt. The Operating Partnership accounts for its derivative instruments under SFAS No. 133, which was adopted in the third quarter of 1999.

     In September 1999, the Operating Partnership entered into a four-year cash flow hedge agreement with Salomon Brothers Holding Company, Inc. ("Salomon"). The cash flow hedge agreement is designated as such because it is intended to mitigate the variability of cash flows. On a monthly basis, the cash flow hedge is marked to fair value and the cash flow hedge's gain or loss is reported in earnings when the interest on the underlying debt affects earnings. The cash flow hedge agreement has a notional amount of $200,000, relating to the BankBoston Term Note II. Pursuant to this agreement, the Operating Partnership will pay Salomon on a quarterly basis at 6.183% fixed interest rate and Salomon will pay the Operating Partnership a floating 90-day LIBOR rate based on the same quarterly reset dates. The underlying note, which was originally issued at a floating interest rate of 30-day LIBOR plus 325 basis points, was effectively converted to a fixed weighted average interest rate of 9.43% through maturity. Effective February 1, 2000, the Operating Partnership renegotiated certain terms and covenants under the BankBoston Term Note II. At such time, the interest rate on the facility increased to 30-day LIBOR plus 400 basis points, and consequently increased the effective fixed weighted average interest rate to 10.18% through maturity. As of December 31, 1999, the cash flow hedge agreement resulted in $344 of additional interest expense.

     Effective February 4, 2000, the Operating Partnership entered into a three-year cash flow hedge agreement with Fleet Boston Financial, for a notional amount of $200,000, relating to a portion of the New Facility. As a result, $200,000 of the amount under the note, which was originally issued at a floating interest rate of LIBOR plus 250 basis points, was effectively converted to a fixed weighted average interest rate of 9.61% through maturity.

9.   RENTALS UNDER OPERATING LEASES:

     The Operating Partnership receives rental income from the leasing of Office Property, Retail Property, Hotel Property and Behavioral Healthcare Property space under operating leases. For noncancelable operating leases that were in effect as of December 31, 1999 for Properties owned as of March 24, 2000, future minimum rentals (base rents) during the next five years and thereafter (excluding tenant reimbursements of operating expenses for Office and Retail Properties) are as follows:

                   OFFICE AND                                BEHAVIORAL
                     RETAIL               HOTEL              HEALTHCARE           COMBINED
                   PROPERTIES           PROPERTIES           PROPERTIES          PROPERTIES
                ----------------     ----------------     -----------------   -----------------
2000            $        424,937     $         44,036     $              --   $         468,973
2001                     387,864               46,961                    --             434,825
2002                     323,476               48,161                    --             371,637
2003                     267,603               48,561                    --             316,164
2004                     199,964               49,618                    --             249,582
Thereafter               580,040              107,552                    --             687,592
                ----------------     ----------------     -----------------   -----------------
                $      2,183,884     $        344,889     $              --   $       2,528,773
                ================     ================     =================   =================

     For purposes of this Note, the Operating Partnership has assumed that it will not receive any future minimum rental revenues from the Behavioral Healthcare Properties, due to the status of the bankruptcy proceedings of CBHS. See Note 18. CBHS.

     Generally, the Office and Retail Property leases also require that tenants reimburse the Operating Partnership for increases in operating expenses above operating expenses during the base year of the tenants lease. These amounts totaled $92,865, $78,708, and $42,385 for the years ended December 31, 1999, 1998 and 1997, respectively. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences adjusted at year end based upon actual expenses.

     The Operating Partnership recognized percentage rental income from the Hotel Properties of approximately $19,648, $13,848, and $9,678 for the years ended December 31, 1999, 1998 and 1997, respectively.

     See Note 2. Summary of Significant Accounting Policies, for further discussion of revenue recognition, and Note 4. Segment Reporting, for further discussion of significant tenants. 10.

10.  COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

     The Operating Partnership has 14 Properties located on land that is subject to long-term ground leases which expire between 2015 and 2080. The Operating Partnership also leases parking spaces in a parking garage adjacent to one of its Properties pursuant to a lease expiring in 2021. Lease expense associated with these leases during each of the three years ended December 31, 1999, 1998, and 1997 was $2,642, $2,482, and $1,247, respectively. Future minimum lease payments due under such leases as of December 31, 1999, are as follows:

                        LEASES
                      COMMITMENTS
                 -------------------
2000             $             2,275
2001                           2,258
2002                           2,185
2003                           2,191
2004                           2,195
Thereafter                    99,008
                 -------------------
                 $           110,112
                 ===================

CONTINGENCIES

ENVIRONMENTAL MATTERS

     All of the Properties have been subjected to Phase I environmental assessments, and some properties have been subjected to Phase II soil and ground water sampling as part of the Phase I assessments. Such assessments have not revealed, nor is management aware of, any environmental liabilities that management believes would have a material adverse effect on the financial position or results of operations of the Operating Partnership.

11.  STOCK AND UNIT BASED COMPENSATION PLANS:

STOCK OPTION PLANS

     The Company has two stock incentive plans, the 1995 Stock Incentive Plan (the "1995 Plan") and the 1994 Stock Incentive Plan (the "1994 Plan"). In June 1996, the shareholders amended the 1995 Plan, which increased the maximum number of options and/or restricted shares that the Company may grant to 2,850,000 shares. The maximum aggregate number of shares available for grant under the 1995 Plan increases automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of common shares and units outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of January 1, 2000, the number of shares the Company may grant under the 1995 Plan is 9,650,505. Under the 1995 Plan, the Company had granted, net of forfeitures, options and restricted shares of 7,275,494 and 23,718 respectively, through December 31, 1999. Due to the approval of the 1995 Plan, additional options and restricted shares will no longer be granted under the 1994 Plan. Under the 1994 Plan, the Company had granted, net of forfeitures, 2,509,800 options and no restricted shares. Under both Plans, options are granted at a price not less than the market value of the shares on the date of grant and expire ten years from the date of grant. The options that have been granted under the 1995 Plan vest over five years, with the exception of 500,000 options that vest over two years, 250,000 options that vest over three and a half years and 60,000 options that vest six months from the initial date of grant. The options that have been granted under the 1994 Plan vest over periods ranging from one to five years.

     A summary of the status of the Company's 1994 and 1995 Plans as of December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the table below:

                               STOCK OPTIONS PLANS

                                                     1999                     1998                      1997
                                           -----------------------  -----------------------  -----------------------
                                            OPTIONS TO              OPTIONS TO               OPTIONS TO
                                             ACQUIRE    WTD. AVG.     ACQUIRE     WTD. AVG.    ACQUIRE     WTD. AVG.
                                             SHARES      EXERCISE      SHARES     EXERCISE      SHARES     EXERCISE
                                              (000)       PRICE        (000)        PRICE       (000)        PRICE
                                           ----------  -----------  ----------   ----------  -----------  ----------
Outstanding as of January 1,                   6,967         $ 21       4,943         $ 16        4,681        $ 15
Granted                                        3,489           16       2,728           32          485          28
Exercised                                     (2,900)          13         (52)          18         (134)         14
Forfeited                                       (895)          30        (652)          29          (89)         21
Expired                                            -            -           -            -            -           -
                                           ----------  -----------  ----------   ----------  -----------  ----------
Outstanding/Wtd. Avg. as of December 31,       6,661         $ 21       6,967         $ 21        4,943        $ 16
                                           ----------  -----------  ----------   ----------  -----------  ----------
Exercisable/Wtd. Avg. as of December 31,       1,721         $ 24       3,727         $ 15        3,285        $ 14

     The following table summarizes information about the options outstanding and exercisable at December 31, 1999:

                                             OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                           ----------------------------------------------------    --------------------------------
                               NUMBER          WTD. AVG. YEARS                        NUMBER
                            OUTSTANDING         REMAINING                           EXERCISABLE
       RANGE OF             AT 12/31/99           BEFORE            WTD. AVG.        AT 12/31/99        WTD. AVG.
   EXERCISE PRICES             (000)            EXPIRATION       EXERCISE PRICE        (000)         EXERCISE PRICE
-----------------------    ---------------    ---------------    --------------    --------------    --------------
$11 to 18                            4,210         8.9 years     $           16               674    $           16
$19 to 27                              974         7.9                       23               391                23
$28 to 39                            1,477         8.2                       33               656                32
                           ---------------    ---------------    --------------    --------------    --------------
$11 to 39                            6,661         8.6 years     $           21             1,721    $           24
                           ===============    ===============    ==============    ==============    ==============

UNIT PLANS

     The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan (the "1995 Unit Plan") and the 1996 Unit Incentive Plan (the "1996 Unit Plan"). The 1995 Unit Plan is designed to reward persons who are not trust managers, officers or 10% shareholders of the Company. An aggregate of 100,000 common shares are reserved for issuance upon the exchange of 50,000 units available for issuance to employees and advisors under the 1995 Unit Plan. As of December 31, 1999, an aggregate of 7,012 units had been distributed under the 1995 Unit Plan. The 1995 Unit Plan does not provide for the grant of options. There was no activity in the 1995 Unit Plans in 1999. The 1996 Unit Plan provides for the grant of options to acquire up to 2,000,000 units, all of which were granted. The unit options granted under the 1996 Unit Plan were priced at fair market value on the date of grant, vest over seven years, and expire ten years from the date of grant. Pursuant to the terms of the unit options granted under the 1996 Unit Plan, because the fair market value of the Company's common shares equaled or exceeded $25 for each of ten consecutive trading days, the vesting of an aggregate of 500,000 units was accelerated and such units became immediately exercisable in 1996. Under the 1996 Unit Plan, each unit that may be purchased is exchangeable, as a result of shareholder approval in June 1997, for two common shares. In June 1999, Gerald Haddock forfeited approximately 322,000 units as part of his resignation as an officer and director of the Company and Crescent Real Estate Equities, Ltd. These options are available for grant to participants. In addition, the 1996 Unit Plan was amended in November 1999, to provide for an additional grant of 100,000 unit options, available from such forfeitures, and to allow such unit options to vest over five years.

     A summary of the status of the Operating Partnership's 1996 Unit Plan as of December 31, 1999, 1998 and 1997, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares):

                         1996 UNIT INCENTIVE OPTION PLAN

                                                           1999                      1998                      1997
                                                 -----------------------   -----------------------   -----------------------
                                                 SHARES                     SHARES                    SHARES
                                               UNDERLYING      WTD. AVG.   UNDERLYING    WTD. AVG.   UNDERLYING   WTD. AVG.
                                              UNIT OPTIONS     EXERCISE   UNIT OPTIONS   EXERCISE   UNIT OPTIONS   EXERCISE
                                                  (000)          PRICE       (000)         PRICE       (000)         PRICE
                                              ------------    ----------  -----------   ----------  -----------   ----------
Outstanding as of January 1,                         4,000    $       18        4,000   $       18        4,000   $       18
Granted                                                200            16           --           --           --           --
Exercised                                           (1,143)           18           --           --           --           --
Forfeited                                             (643)           18           --           --           --           --
Expired                                                 --            --           --           --           --           --
                                                ----------    ----------   ----------   ----------   ----------   ----------
Outstanding/Wtd. Avg. as of December 31,             2,414    $       17        4,000   $       18        4,000   $       18
                                                ----------    ----------   ----------   ----------   ----------   ----------
Exercisable/Wtd. Avg. as of December 31,             1,143    $       18        1,857   $       18        1,429   $       18

STOCK OPTION AND UNIT PLANS

     The Operating Partnership applies APB No. 25 in accounting for options granted pursuant to the 1995 Plan, the 1994 Plan and the 1996 Unit Plan (collectively, the "Plans"). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans, consistent with SFAS No. 123, the Operating Partnership's net income and earnings per unit would have been reduced to the following pro forma amounts:

                                                           For the Year Ended December 31,
                                 -----------------------------------------------------------------------------------
                                            1999                          1998                        1997
                                 --------------------------    -------------------------   -------------------------
                                 As reported     Pro forma     As reported    Pro forma    As reported    Pro forma
                                 -----------    -----------    -----------   -----------   -----------   -----------

  Net Income (Loss) available
    to partners                  $    (6,168)   $   (11,725)   $   166,695   $   161,226   $   133,590   $   130,691


Basic Earnings (Loss) per Unit   $     (0.09)   $     (0.17)   $      2.52   $      2.43   $      2.50   $      2.45
Diluted Earnings per Unit        $     (0.09)   $     (0.17)   $      2.42   $      2.34   $      2.40   $      2.36

     Because SFAS No. 123 was not required to be applied to options granted prior to January 1, 1995, the resulting compensation cost may not be representative of what is to be expected in future years.

     At December 31, 1999, 1998 and 1997, the weighted average fair value of unit options granted was $5.60, $10.02, and $13.04, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model using the following expected weighted average assumptions in the calculation.

                                                FOR THE YEAR ENDED DECEMBER 31,
                                          --------------------------------------------
                                             1999            1998            1997
                                          ------------    ------------    ------------
Life of options                            10 years        10 years        10 years
Risk-free interest rates                         8.0%            7.0%            6.7%
Dividend yields                                 12.0%            7.0%            4.0%
Stock price volatility                          27.0%           26.1%           19.3%

PARTNERS' CAPITAL:

     In connection with its issuances of securities, the Company contributes the net proceeds of these issuances to the Operating Partnership for its use in exchange for an increase in its limited partner interest in the Operating Partnership. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of the two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the years ended December 31, 1999, there were 226,914 units exchanged for 453,828 common shares of the Company.

PREFERRED SHARE OFFERINGS

     On February 19, 1998, the Company completed an offering (the "February 1998 Preferred Offering") of 8,000,000 shares of 6 3/4% Series A convertible cumulative preferred shares (the "Series A Preferred Shares") with a liquidation preference of $25 per share. Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common share per Series A Preferred Share based on the original offering price), subject to adjustment in certain circumstances. In connection with the February 1998 Preferred Offering, the Operating Partnership created a comparable class of preferred units (the "Class A Units") which are owned by the Company. Net proceeds contributed to the Operating Partnership from the February 1998 Preferred Offering after underwriting discounts of $8,000 and other offering costs of $750 were approximately $191,250, resulting in a corresponding increase in the Company's limited partner interest. The net proceeds from the February 1998 Preferred Offering were used by the Operating Partnership to repay borrowings under the BankBoston Credit Facility. Dividends on the Series A Preferred Shares and Class A Units are cumulative from the date of original issuance and are payable quarterly in arrears commencing on May 15, 1998. The dividend represents an annualized dividend of $1.69 per share and Class A Unit, or $.42 per share and Class A Unit per quarter.

     On June 30, 1998, the Company completed an offering (the June 1998 Preferred Offering") of 6,948,734 Series B convertible preferred shares at $32.38 per share (the "Series B Preferred Shares") for aggregate total offering proceeds of approximately $225,000 to The Prudential Insurance Company of America and certain of its affiliates. In connection with the June 1998 Preferred Offering, the Operating Partnership created a comparable class of preferred units (the "Class B Units") which are owned by the Company. The net proceeds, contributed to the Operating Partnership from the offering were approximately $224,750, resulting in a corresponding increase in the Company's limited partner interest. The net proceeds from the June 1998 Preferred Offering were used by the Operating Partnership to repay approximately $170,000 of short-term indebtedness and to make an indirect investment of approximately $55,900 in five additional Temperature-Controlled Logistics Properties. On October 7, 1998, the Series B Preferred Shares became convertible at any time, at the option of the holder. On November 30, 1998, upon the election of the holder, the Series B Preferred Shares were converted into 8,400,582 of the Company's common shares at a conversion rate which was calculated by comparing the investment return produced by the common shares of the Company and an investment return of a portfolio of equity REIT's as computed by NAREIT. The Class B Units were simultaneously converted into an additional limited partner interest held by the Company.

COMMON SHARE OFFERING

     On April 23, 1998, the Company completed an offering of 1,365,138 common shares at $32.27 per share (the "April 1998 Unit Investment Trust Offering") to Merrill Lynch & Co. Net proceeds to the Company contributed to the Operating Partnership from the April 1998 Unit Investment Trust Offering were approximately $43,959, resulting in a corresponding increase in the Company's limited partner interest. The net proceeds were used to reduce borrowings outstanding under the BankBoston Credit Facility.

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

FORWARD SHARE PURCHASE AGREEMENT

     On August 12, 1997, the Company entered into two transactions with affiliates of the predecessor of UBS AG ("UBS"). In one transaction, the Company sold 4,700,000 common shares to UBS for approximately $148,000 and the Company received approximately $145,000 in net proceeds. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Share Purchase Agreement") with UBS. On August 11, 1998, the Company paid a fee of approximately $3,000 to UBS in connection with the exercise by the Company and UBS of the right to extend the term of the Forward Share Purchase Agreement until August 12, 1999.

     On June 30, 1999, the Company settled the forward share purchase agreement (the "Forward Share Purchase Agreement") with affiliates of the predecessor of UBS. As settlement of the Forward Share Purchase Agreement, the Company made a cash payment of approximately $149,000 to UBS in exchange for the return by UBS to the Company of 7,299,760 common shares.

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

EQUITY SWAP AGREEMENT

     On December 12, 1997, the Company entered into two transactions with Merrill Lynch. In one transaction, pursuant to which the Company obtained additional equity capital through the issuance of common shares, the Company sold 5,375,000 common shares at $38.125 per share to Merrill Lynch for $204,900 ($199,900 in net proceeds) (the "Merrill Lynch Offering"). The net proceeds contributed to the Partnership from the Merrill Lynch Offering were used to repay borrowings under the BankBoston Credit Facility. In the other transaction, the Company entered into an equity swap agreement (the "Swap Agreement") with Merrill Lynch relating to 5,375,000 common shares (the "Settlement Shares"), pursuant to which Merrill Lynch would sell, as directed by the Company on or before December 12, 1998, a sufficient number of common shares to achieve net sales proceeds equal to the market value of the Settlement Shares on December 12, 1997, plus a forward accretion component, minus an adjustment for the Company's distribution rate.

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

     Effective September 30, 1998, the Company terminated the Swap Agreement with Merrill Lynch. As of that date, the Company repurchased the 6,659,254 common shares that Merrill Lynch held and terminated the additional contingent share obligation provided for under the Swap Agreement by the Operating Partnership issuing a $209,299 promissory note (the "Merrill Lynch Note") due December 14, 1998. The Merrill Lynch Note, which provided for interest at the rate of 75 basis points above 30-day LIBOR, is secured by a first mortgage lien on the Houston Center mixed-use Property complex. On December 14, 1998, the Company and Merrill Lynch modified the Merrill Lynch Note. In connection with the modification, (i) the Operating Partnership made a payment of $25,000 of principal, (ii) the term of the Merrill Lynch Note was extended to September 14, 1999, and (iii) the interest rate was increased to an initial rate of 200 basis points above 30-day LIBOR. In connection with this extension, the Operating Partnership paid an extension fee of $1,800. On September 14, 1999, this note was refinanced with the JP Morgan Mortgage Note.

SHARE REPURCHASE PROGRAM

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

     The Company expects the share repurchase program to be funded through a combination of asset sales and financing arrangements, which, in some cases, may be secured by the repurchased shares. The amount of shares that the Company actually will purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of shares actually will be purchased within any particular time period.

SHARE REPURCHASE AGREEMENT

     On November 19, 1999, the Company entered into an agreement with UBS to repurchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to repurchase 4,789,580 common shares, or approximately $84,100 of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to repurchase from UBS by January 4, 2001 to approximately 5,800,000 common shares, or approximately $102,000 of the Company's common shares (as amended, the "Share Repurchase Agreement"). The price the Company will pay for the common shares (the "Settlement Price") will be calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return under the agreement is equal to 30-day LIBOR plus 250 basis points.

     The Company may settle the Share Repurchase Agreement in cash or common shares. If the Company fulfills its settlement obligations in cash, the Operating Partnership will repurchase a portion of the Company's limited partner interest for an amount approximately equal to the cash required to settle the Company's obligations under the Share Repurchase Agreement. In the event that the Company elects to fulfill the Share Repurchase Agreement in common shares, UBS will sell the common shares on behalf of the Company on the open market. If, as a result of a decrease in the market price of the common shares, the number of common shares required to be sold to achieve the Settlement Price exceeds the number of common shares purchased by UBS in connection with the agreement, the Company will deliver additional cash or common shares to UBS. The issuance of additional common shares would increase the Company's limited partner interest, which would result in a reduction of the Operating Partnership's net income per unit and net book value per unit. If the Company elects to fulfill the Share Repurchase Agreement in common shares, and the market price of the common shares is greater than the Settlement Price, UBS will return a portion of the common shares that it purchased in the open market to the Company. If UBS returns common shares to the Company, the Operating Partnership will repurchase a portion of the Company's limited partner interest in the Operating Partnership, which will result in an increase in net income per unit and net book value per unit.

     If the common share price on the NYSE falls below the Settlement Price calculated approximately every two weeks, the Company is required to remit cash collateral to UBS equal to the product of the number of common shares purchased by UBS and 115% of the difference between the Settlement Price and the closing price of the common shares as reported on the NYSE. If the Company elects to settle the Share Repurchase Agreement in cash, any cash collateral held by UBS will be used to "pay-down" the Settlement Price. If the Company elects to settle the Share Repurchase Agreement in common shares, UBS will release all claims to any cash collateral they hold at that time. As of December 31, 1999, no cash collateral was due to UBS. On February 18, 2000, the Company posted cash collateral of $8,700 to UBS, as a result of a decline in the common share price.

DISTRIBUTIONS

Units

     The distribution to partners paid during the year ended December 31, 1999, was $299,878.

     The distribution to partners paid during the year ended December 31, 1998, was $220,618.

     Following is the income tax status of dividends paid by the Company on common shares and distributions paid by the Operating Partnership on equivalent units during the years ended December 31, 1999 and 1998 to common shareholders and unitholders:

                          1999            1998
                      -------------   -------------
Ordinary income              50.1%           58.8%
Capital gain                  2.0%            5.6%
Return of capital            47.9%           35.6%

Preferred Units

     For the year ended December 31, 1999, the Operating Partnership paid cash distributions on its Series A Preferred Units of $13,500 to the Company, which was the sole holder of record.

     For the year ended December 31, 1998, the Operating Partnership paid cash distributions on its Series A Preferred Units of $11,500 to the Company, which was the sole holder of record.

     Following is the income tax status of dividends paid by the Company and distributions paid by the Operating Partnership during the years ended December 31, 1999 and 1998 to preferred shareholders and unitholders:

                          1999            1998
                       ------------    ------------
Ordinary income              96.4%           94.4%
Capital gain                  3.6%            5.6%

13.  SETTLEMENT OF MERGER DISPUTE:

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

14.  MINORITY INTEREST:

     Minority interest represents joint ventures interests held by third parties.

15.  RELATED PARTY INVESTMENT:

     As of December 31, 1999, the Operating Partnership, upon the approval of the independent members of the Board of Trust Managers of the Company, contributed approximately $22,500 of a $25,000 commitment to DBL Holdings, Inc. ("DBL"). The Operating Partnership has a 95% non-voting interest in DBL.

     The contribution was used by DBL to invest in DBL-ABC, Inc., which, in turn, acquired a limited partnership interest of 12.5% in the G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff Moore Strategic Partners, LP ("GMSP") and GMAC Commercial Mortgage Corporation. John Goff, Vice-Chairman of the Board of Trust Managers and President and Chief Executive Officer of the Company and member of the Strategic Planning Committee of Crescent Real Estate Equities, Ltd., and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company and member of the Strategic Planning Committee of Crescent Real Estate Equities, Ltd., each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP. At December 31, 1999, DBL's primary holdings consisted of the 12.5% investment in G2.

16.  FORMATION AND CAPITALIZATION OF COI

     In April 1997, the Company established a new Delaware corporation, COI. All of the outstanding common stock of COI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

     COI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the "Intercompany Agreement" between COI and the Company, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. As a result of the formation of COI and the execution of the "Intercompany Agreement", persons who own equity interests in both the Operating Partnership and COI have the opportunity to participate in the benefits of both the real estate investments of the Operating Partnership (including ownership of real estate assets) and the lease of certain of such assets and the ownership of other non-real estate assets by COI. The certificate of incorporation, as amended and restated, of COI generally prohibits COI, for so long as the Intercompany Agreement remains in effect, from engaging in activities or making investments that a REIT could make, unless the Company was first given the opportunity, but elected not to pursue such activities or investments.

     In connection with the formation and capitalization of COI, the Operating Partnership provided to COI approximately $50,000 in the form of cash contributions and loans to be used by COI to acquire certain assets. The Operating Partnership also made available to COI a line of credit to be used by COI to fulfill certain ongoing obligations associated with these assets. As of December 31, 1999, COI had $36,700 and $22,824 outstanding under the line of credit and term loans, respectively, with the Operating Partnership.

17.  DISPOSITIONS:

Office & Retail Segment

     For the year ended December 31, 1999, the Operating Partnership recognized an impairment loss of approximately $16,800 on one of the Office Properties held for disposition, which was sold during the first quarter of 2000. The impairment loss represented the difference between the carrying value of the Office Property and the sales price less costs of the sale. As of March 24, 2000, the Operating Partnership completed the sale of six wholly-owned Office Properties, which were included in the group of ten Office Properties held for disposition at December 31, 1999 and were being actively marketed for sale. The sales generated approximately $146,600 of net proceeds. The proceeds were primarily used to pay down variable-rate debt. Excluding the impairment loss on one of the six Office Properties held for disposition at December 31, 1999, the Operating Partnership recognized a net gain of approximately $13,300 in the first quarter of 2000, related to the sales of the other five Office Properties that were classified as held for disposition at December 31, 1999. In addition, the Operating Partnership has entered into contracts relating to the sale of two additional Office Properties.

Behavioral Healthcare Segment

     The Operating Partnership is actively marketing the Non-Core Properties for sale. The Non-Core Properties were classified as held for disposition at December 31, 1999, and depreciation expense has not been recognized since November 10, 1999. From January 1 through March 24, 2000, the Operating Partnership completed the sale of 11 Non-Core Properties. The sales generated approximately $34,900 in net proceeds. The proceeds were primarily used to pay down variable-rate debt. The Operating Partnership has also entered into contracts or letters of intent to sell an additional six Non-Core Properties. See Note 18. CBHS.

Other

     On October 27, 1999, the Operating Partnership completed the sale of its non-core equity and debt interests in the Dallas Mavericks, interest in the new Dallas sports arena development and surrounding mixed-use development projects, and certain promissory notes related to the Dallas Mavericks for approximately $89,000 in cash. In connection with the sale, the Operating Partnership recognized a net loss of approximately $700. The proceeds were primarily used to pay down variable-rate debt.

     The Woodlands Commercial Properties Company, L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (multi-family, retail and office/venture tech portfolios) located in The Woodlands. As of December 31, 1999, the multi-family portfolio had been sold, generating net proceeds of approximately $28,800, of which the Operating Partnership's portion was approximately $12,200. The sale generated a net gain of approximately $11,600, of which the Operating Partnership's portion was approximately $4,900. The sale of the retail portfolio, including the Operating Partnership's four Retail Properties located in The Woodlands, closed on January 5, 2000, and generated approximately $49,800 of net proceeds, of which the Operating Partnership's portion was approximately $37,300. The Woodlands Retail Properties were sold at a net gain of approximately $9,000, of which the Operating Partnership's portion was approximately $7,700. All of the proceeds were primarily used to pay down variable-rate debt.

18.  CBHS:

BEHAVIORAL HEALTHCARE SEGMENT

     During the year ended December 31,1999, the Operating Partnership received cash rental payments of approximately $35,300 from CBHS. CBHS's business has been negatively affected by many factors, including adverse industry conditions. During 1999, CBHS failed to perform in accordance with its operating budget.

     In the fourth quarter of 1999, the Operating Partnership, COI, Magellan and CBHS completed a recapitalization of CBHS. Pursuant to the recapitalization, Magellan transferred its remaining hospital-based assets to CBHS, canceled its accrued franchise fees and terminated the franchise agreements, pursuant to which Magellan had provided certain services to CBHS in exchange for certain franchise fees. The Operating Partnership also deferred the monthly rental payments due from CBHS for November and December 1999 and amended its master lease with CBHS to provide a mechanism to terminate the master lease as to the Non-Core Properties, and agreed that, upon each sale by the Operating Partnership of a Non-Core Property, the monthly minimum rent due from CBHS under the master lease would be reduced by a specified percentage of the net proceeds of such sale. In addition, the Operating Partnership obtained appraisals of the underlying behavioral healthcare real estate assets completed in November 1999.

     In connection with the above events, the following financial statement charges were made with respect to the Operating Partnership's investment in the Behavioral Healthcare Properties for the year ended December 31, 1999:

o CBHS rent was reflected on a cash basis beginning in the third quarter of 1999 and CBHS rent will continue to be reflected on a cash basis going forward;

o The Operating Partnership wrote-off the rent that was deferred according to the CBHS lease agreement from the commencement of the lease in June of 1997 through June 30, 1999. The balance written-off totaled $25,600;

o The Operating Partnership wrote-down its behavioral healthcare real estate assets by approximately $103,800, to a book value of $245,000;

o The Operating Partnership recorded approximately $15,000 of additional expense to be used by CBHS as working capital; and

o The Operating Partnership has not recorded depreciation expense on the Non-Core Properties since November 1999, when such Properties were classified as held for disposition.

     As of December 31, 1999, the Behavioral Healthcare Segment consisted of 88 Behavioral Healthcare Properties in 24 states, all of which were leased to CBHS and its subsidiaries under a triple-net master lease. Of these 88 Behavioral Healthcare Properties, 51 are designated as Non-Core Properties and the remaining 37 are designated as Core Properties. The 51 Non-Core Properties, which are the Properties at which CBHS has ceased operations or is planning to cease operations, were being actively marketed for sale at December 31, 1999.

     On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has stated in its bankruptcy petitions that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

     Effective February 29, 2000, the Non-Core Properties were terminated from the master lease, although the aggregate rent due under the master lease was not reduced as a result, except as described above with respect to sales of Non-Core Properties. See Note 17. Dispositions for a description of recent dispositions of Non-Core Properties. The Core Properties remain subject to the master lease. Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                   1999
                                          -------------------------------------------------------
                                           March 31,     June 30,     September 30,  December 31,
                                          ------------  ------------  ---------------------------
Revenues                                  $   185,747   $   192,397    $   185,525   $   182,610
Income before minority interests               39,660        61,313       (113,316)       25,686
Minority interests                               (245)         (239)          (253)         (374)
Net income (loss) applicable to partners
   - basic                                     33,888        55,534       (116,944)       21,354
   - diluted                                   33,888        55,534       (116,944)       21,354
Per share data:
   Basic Earnings (loss) Per Unit                0.49          0.80          (1.76)         0.37
   Diluted Earnings (loss) Per Unit              0.48          0.79          (1.76)         0.37


                                                                   1998
                                          -------------------------------------------------------
                                           March 31,     June 30,     September 30,  December 31,
                                          ------------  ------------  -------------  ------------
Revenues                                   $  161,149    $  169,104    $   179,793    $  188,297
Income before minority interests               47,154        48,278         32,795        54,983
Minority interests                               (400)         (407)          (199)         (493)
Net income applicable to partners
   - basic                                     45,179        44,496         29,221        47,799
   - diluted                                   45,179        44,496         29,221        51,115
Per share data:
   Basic Earnings Per Unit                       0.69          0.67           0.44          0.72
   Diluted Earnings Per Unit                     0.67          0.64           0.42          0.69

                                                                    SCHEDULE III


                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
        CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (dollars in thousands)


                                                                           Costs
                                                                        Capitalized      Impairment
                                                                       Subsequent to     to Carrying      Gross Amount at Which
                                                    Initial Costs       Acquisition         Value       Carried at Close of Period
                                                --------------------- ----------------   -------------  --------------------------
                                                                       Land, Buildings,   Buildings,                   Buildings,
                                                                         Improvements,   Improvements,               Improvements,
                                                                          Furniture,       Furniture,                  Furniture,
                                                        Buildings and   Fixtures and     Fixtures and                 Fixtures and
                Description                      Land    Improvements     Equipment        Equipment     Land          Equipment
--------------------------------------------    ------  -------------  ---------------   -------------  ------        ------------
The Crescent Office Towers, Dallas, TX          $6,723    $153,383       $ 77,016           $ --        $6,723           $ 230,399
UPR Plaza, Fort Worth, TX                        1,375      66,649         35,444             --         1,375             102,093
The Citadel, Denver, CO                          1,803      17,259          3,928             --         1,803              21,187
MacArthur Center I & II, Irving, TX                704      17,247          2,984             --           880              20,055
Las Colinas Plaza, Irving, TX                    2,576       7,125          1,744             --         2,581               8,864
Caltex House, Irving, TX                         2,200      48,744          1,870             --         2,200              50,614
Liberty Plaza I & II, Dallas, TX                 1,650      15,956            495             --         1,650              16,451
Regency Plaza One, Denver, CO                      950      31,797          1,704             --           950              33,501
Waterside Commons, Irving, TX                    3,650      20,135          1,985             --         3,650              22,120
The Avallon, Austin, TX                            475      11,207             52             --           475              11,259
Two Renaissance Square, Phoenix, AZ                 --      54,412          6,308             --            --              60,720
Stanford Corporate Centre, Dallas, TX               --      16,493          1,426             --            --              17,919
Hyatt Regency Beaver Creek, Avon, CO            10,882      40,789          9,562             --        10,882              50,351
The Aberdeen, Dallas, TX                           850      25,895            322             --           850              26,217
Barton Oaks Plaza One, Austin, TX                  900       8,207          1,435             --           900               9,642
12404 Park Central, Dallas, TX                   1,604      14,504          4,846             --         1,604              19,350
MCI Tower, Denver, CO                               --      56,593            708             --            --              57,301
Denver Marriott City Center, Denver, CO             --      50,364          3,966             --            --              54,330
The Woodlands Office Properties, Houston, TX    12,007      35,865          4,911             --        12,204              40,579
Spectrum Center, Dallas, TX                      2,000      41,096         10,460             --         5,125              48,431
Ptarmigan Place, Denver, CO                      3,145      28,815          5,039             --         3,145              33,854
6225 North 24th Street, Phoenix, AZ                719       6,566          3,182             --           719               9,748
Briargate Office and Research                                                                 --
    Center, Colorado Springs, CO                 2,000      18,044            940             --         2,000              18,984
Albuquerque Plaza, Albuquerque, NM                  --      36,667          1,996             --            --              38,663
Hyatt Regency Albuquerque, Albuquerque, NM          --      32,241          2,449             --            --              34,690
3333 Lee Parkway, Dallas, TX                     1,450      13,177          3,699             --         1,468              16,858
301 Congress Avenue, Austin, TX                  2,000      41,735          6,314             --         2,000              48,049
Central Park Plaza, Omaha, NE(2)                 2,514      23,236            113             --         2,514              23,349


                                                                                                                     Life on Which
                                                                                                                    Depreciation in
                                                                                                                     Latest Income
                                                                    Accumulated       Date of     Acquisition        Statement Is
                Description                                Total    Depreciation   Construction      Date              Computed
--------------------------------------------             --------   ------------   ------------   -----------       --------------
The Crescent Office Towers, Dallas, TX                   $237,122   $ (147,037)         1985            --               (1)
UPR Plaza, Fort Worth, TX                                 103,468      (40,171)         1982          1990               (1)
The Citadel, Denver, CO                                    22,990      (13,902)         1987          1987               (1)
MacArthur Center I & II, Irving, TX                        20,935       (6,470)       1982/1986       1993               (1)
Las Colinas Plaza, Irving, TX                              11,445       (3,823)         1989          1989               (1)
Caltex House, Irving, TX                                   52,814       (7,557)         1982          1994               (1)
Liberty Plaza I & II, Dallas, TX                           18,101       (2,279)       1981/1986       1994               (1)
Regency Plaza One, Denver, CO                              34,451       (4,884)         1985          1994               (1)
Waterside Commons, Irving, TX                              25,770       (3,772)         1986          1994               (1)
The Avallon, Austin, TX                                    11,734       (1,461)         1986          1994               (1)
Two Renaissance Square, Phoenix, AZ                        60,720       (9,694)         1990          1994               (1)
Stanford Corporate Centre, Dallas, TX                      17,919       (3,004)         1985          1995               (1)
Hyatt Regency Beaver Creek, Avon, CO                       61,233       (5,812)         1989          1995               (1)
The Aberdeen, Dallas, TX                                   27,067       (4,247)         1986          1995               (1)
Barton Oaks Plaza One, Austin, TX                          10,542       (1,519)         1986          1995               (1)
12404 Park Central, Dallas, TX                             20,954       (2,332)         1987          1995               (1)
MCI Tower, Denver, CO                                      57,301       (6,438)         1982          1995               (1)
Denver Marriott City Center, Denver, CO                    54,330       (8,077)         1982          1995               (1)
The Woodlands Office Properties, Houston, TX               52,783       (9,560)       1980-1993       1995               (1)
Spectrum Center, Dallas, TX                                53,556       (6,721)         1983          1995               (1)
Ptarmigan Place, Denver, CO                                36,999       (4,453)         1984          1995               (1)
6225 North 24th Street, Phoenix, AZ                        10,467       (1,450)         1981          1995               (1)
Briargate Office and Research
    Center, Colorado Springs, CO                           20,984       (2,234)         1988          1995               (1)
Albuquerque Plaza, Albuquerque, NM                         38,663       (4,044)         1990          1995               (1)
Hyatt Regency Albuquerque, Albuquerque, NM                 34,690       (4,713)         1990          1995               (1)
3333 Lee Parkway, Dallas, TX                               18,326       (1,843)         1983          1996               (1)
301 Congress Avenue, Austin, TX                            50,049       (4,775)         1986          1996               (1)
Central Park Plaza, Omaha, NE(2)                           25,863       (2,234)         1982          1996               (1)

                                                                    SCHEDULE III


                                                                           Costs
                                                                        Capitalized      Impairment
                                                                       Subsequent to     to Carrying      Gross Amount at Which
                                                    Initial Costs        Acquisition        Value       Carried at Close of Period
                                                --------------------- ----------------   -------------  --------------------------
                                                                       Land, Buildings,   Buildings,                   Buildings,
                                                                         Improvements,   Improvements,                Improvements,
                                                                          Furniture,       Furniture,                  Furniture,
                                                        Buildings and   Fixtures and     Fixtures and                 Fixtures and
                Description                      Land    Improvements     Equipment        Equipment     Land          Equipment
--------------------------------------------    ------  -------------  ---------------   -------------  ------        ------------
Canyon Ranch, Tucson, AZ                        14,500      43,038          5,079             --        17,846              44,771
The Woodlands Office Properties, Houston, TX     2,393       8,523             --             --         2,393               8,523
Three Westlake Park, Houston, TX                 2,920      26,512            735             --         2,920              27,247
1615 Poydras, New Orleans, LA(2)                    --      37,087          2,279             --         1,104              38,262
Greenway Plaza Office Portfolio, Houston, TX    27,204     184,765         59,226             --        27,204             243,991
Chancellor Park, San Diego, CA                   8,028      23,430         (5,688)            --         2,328              23,442
The Woodlands Retail Properties, Houston, TX    11,340      18,948          1,613             --        11,360              20,541
Sonoma Mission Inn & Spa, Sonoma, CA            10,000      44,922         25,803             --        10,000              70,725
Canyon Ranch, Lenox, MA                          4,200      25,218          7,639             --         4,200              32,857
160 Spear Street, San Francisco, CA                 --      35,656          2,624             --            --              38,280
Greenway I & IA, Richardson, TX                  1,701      15,312            458             --         1,701              15,770
Bank One Tower, Austin, TX                       3,879      35,431          1,622             --         3,879              37,053
Frost Bank Plaza, Austin, TX                        --      36,019          4,617             --            --              40,636
Greenway II, Richardson, TX                      1,823      16,421            144             --         1,823              16,565
55 Madison, Denver, CO                           1,451      13,253            548             --         1,451              13,801
44 Cook, Denver, CO                              1,451      13,253          1,105             --         1,451              14,358
AT&T Building, Denver, CO(2)                     1,366      12,471          1,667             --         1,366              14,138
Trammell Crow Center, Dallas, TX                25,029     137,320          8,589             --        25,029             145,909
The Addison, Dallas, TX                          1,990      17,998            606             --         1,990              18,604
Addison Tower, Dallas, TX                          830       7,701            373             --           830               8,074
The Amberton, Dallas, TX(2)                      1,050       9,634          1,038             --         1,050              10,672
Cedar Springs Plaza, Dallas, TX                    700       6,549            776             --           700               7,325
Concourse Office Park, Dallas, TX(2)               800       7,449            620             --           800               8,069
The Meridian, Dallas, TX(2)                      1,500      13,613            933             --         1,500              14,546
One Preston Park, Dallas, TX(2)                    180       1,694            290             --           180               1,984
Palidades Central I, Dallas, TX                  1,300      11,797            643             --         1,300              12,440
Palidades Central II, Dallas, TX                 2,100      19,176            650             --         2,100              19,826
5050 Quorum, Dallas, TX                            898       8,243            317             --           898               8,560
Reverchon Plaza, Dallas, TX                      2,850      26,302          1,126             --         2,850              27,428
Stemmons Place, Dallas, TX                          --      37,537            950             --            --              38,487
Valley Centre, Dallas, TX(2)                       421       3,873            454             --           421               4,327
Walnut Green, Dallas, TX(2)                        980       8,923            833             --           980               9,756
Carter-Crowley Land/Multi-Family, Dallas, TX    46,900       3,600        (29,439)            --        21,061                  --
Behavioral Healthcare Facilities(3)(4)          89,000     301,269         (2,751)      (103,773)       85,805             197,940
Houston Center, Houston, TX                     52,504     224,041          5,620             --        47,388             234,777
Four Seasons Hotel, Houston, TX                  5,569      45,138          6,273             --         5,569              51,411


                                                                                                                     Life on Which
                                                                                                                    Depreciation in
                                                                                                                     Latest Income
                                                                    Accumulated       Date of     Acquisition        Statement Is
                Description                                Total    Depreciation   Construction      Date              Computed
--------------------------------------------             --------   ------------   ------------   -----------       --------------
Canyon Ranch, Tucson, AZ                                   62,617       (3,662)        1980           1996                (1)
The Woodlands Office Properties, Houston, TX               10,916       (1,026)      1995-1996        1996                (1)
Three Westlake Park, Houston, TX                           30,167       (2,267)        1983           1996                (1)
1615 Poydras, New Orleans, LA(2)                           39,366       (2,825)        1984           1996                (1)
Greenway Plaza Office Portfolio, Houston, TX              271,195      (26,946)      1969-1982        1996                (1)
Chancellor Park, San Diego, CA                             25,770       (1,972)        1988           1996                (1)
The Woodlands Retail Properties, Houston, TX               31,901       (3,537)        1984           1996                (1)
Sonoma Mission Inn & Spa, Sonoma, CA                       80,725       (5,945)        1927           1996                (1)
Canyon Ranch, Lenox, MA                                    37,057       (3,639)        1989           1996                (1)
160 Spear Street, San Francisco, CA                        38,280       (3,420)        1984           1996                (1)
Greenway I & IA, Richardson, TX                            17,471       (1,186)        1983           1996                (1)
Bank One Tower, Austin, TX                                 40,932       (2,970)        1974           1996                (1)
Frost Bank Plaza, Austin, TX                               40,636       (3,301)        1984           1996                (1)
Greenway II, Richardson, TX                                18,388       (1,231)        1985           1997                (1)
55 Madison, Denver, CO                                     15,252       (1,121)        1982           1997                (1)
44 Cook, Denver, CO                                        15,809       (1,207)        1984           1997                (1)
AT&T Building, Denver, CO(2)                               15,504       (1,462)        1982           1997                (1)
Trammell Crow Center, Dallas, TX                          170,938      (10,550)        1984           1997                (1)
The Addison, Dallas, TX                                    20,594       (1,213)      1980/1986        1997                (1)
Addison Tower, Dallas, TX                                   8,904         (665)      1980/1986        1997                (1)
The Amberton, Dallas, TX(2)                                11,722         (563)      1980/1986        1997                (1)
Cedar Springs Plaza, Dallas, TX                             8,025         (621)      1980/1986        1997                (1)
Concourse Office Park, Dallas, TX(2)                        8,869         (654)      1980/1986        1997                (1)
The Meridian, Dallas, TX(2)                                16,046         (760)      1980/1986        1997                (1)
One Preston Park, Dallas, TX(2)                             2,164         (121)      1980/1986        1997                (1)
Palidades Central I, Dallas, TX                            13,740         (880)      1980/1986        1997                (1)
Palidades Central II, Dallas, TX                           21,926       (1,311)      1980/1986        1997                (1)
5050 Quorum, Dallas, TX                                     9,458         (620)      1980/1986        1997                (1)
Reverchon Plaza, Dallas, TX                                30,278       (1,931)      1980/1986        1997                (1)
Stemmons Place, Dallas, TX                                 38,487       (2,713)      1980/1986        1997                (1)
Valley Centre, Dallas, TX(2)                                4,748         (232)      1980/1986        1997                (1)
Walnut Green, Dallas, TX(2)                                10,736         (487)      1980/1986        1997                (1)
Carter-Crowley Land/Multi-Family, Dallas, TX               21,061           --                          --                --
Behavioral Healthcare Facilities(3)(4)                    283,745      (34,696)      1850-1992        1997                (1)
Houston Center, Houston, TX                               282,165      (13,881)      1974-1983        1997                (1)
Four Seasons Hotel, Houston, TX                            56,980       (4,222)        1983           1997                (1)

                                                                            Costs
                                                                         Capitalized     Impairment
                                                                        Subsequent to    to Carrying       Gross Amount at Which
                                                    Initial Costs        Acquisition        Value        Carried at Close of Period
                                                ---------------------  ---------------   -------------   --------------------------
                                                                       Land, Buildings,   Buildings,                     Buildings,
                                                                         Improvements,   Improvements,                 Improvements,
                                                                          Furniture,       Furniture,                   Furniture,
                                                        Buildings and   Fixtures and     Fixtures and                  Fixtures and
                Description                     Land     Improvements     Equipment        Equipment       Land          Equipment
--------------------------------------------  --------  -------------  ---------------   -------------   --------      ------------
Miami Center, Miami, FL                         13,145     118,763          3,720                  --      13,145          122,483
1800 West Loop South, Houston, TX                4,165      40,857            976                  --       4,165           41,833
Fountain Place, Dallas, TX                      10,364     103,212          5,242                  --      10,364          108,454
Energy Centre, New Orleans, LA(2)(5)             7,500      67,704          1,820             (16,800)      7,500           52,724
Ventana Country Inn, Big Sur, CA                 2,782      26,744          3,112                  --       2,782           29,856
Avallon Phase II,  Austin, TX                    1,102          --         11,377                  --       1,188           11,291
Austin Centre,  Austin, TX                       2,007      48,566          1,931                  --       2,007           50,497
Omni Hotel,  Austin, TX                          1,896      44,579          1,716                  --       1,896           46,295
Post Oak Central, Houston, TX                   15,525     139,777          3,471                  --      15,525          143,248
Washington Harbor, Washington, D.C.             16,100     146,438          1,663                  --      16,100          148,101
Datran Center, Miami, FL                            --      71,091          2,276                  --          --           73,367
Four Westlake Plaza,  Houston, TX                3,910      79,190            213                  --       3,910           79,403
Sonoma Golf Course, Sonoma, CA                  14,956          --          1,016                  --      11,795            4,177
Plaza Park Garage                                2,032      14,125            472                  --       2,032           14,597
Washington Harbor Phase II, Washington, D.C.    15,279         411            347                  --      15,322              715
Crescent Real Estate Equities L.P.                  --          --         16,620                  --          --           16,620
Other                                           23,270       2,874         14,190                  --      29,608           10,726
                                              --------  ----------       --------           ---------    --------       ----------
Total                                         $523,067  $3,320,648       $372,432           $(120,573)   $494,514       $3,601,060
                                              ========  ==========       ========           =========    ========       ==========


                                                                                                                     Life on Which
                                                                                                                    Depreciation in
                                                                                                                     Latest Income
                                                                    Accumulated       Date of     Acquisition        Statement Is
                Description                                Total    Depreciation   Construction      Date              Computed
--------------------------------------------             ---------  ------------   ------------   -----------       --------------
Miami Center, Miami, FL                                    135,628       (6,673)       1983           1997                (1)
1800 West Loop South, Houston, TX                           45,998       (2,368)       1982           1997                (1)
Fountain Place, Dallas, TX                                 118,818       (6,023)       1986           1997                (1)
Energy Centre, New Orleans, LA(2)(5)                        60,224       (2,581)       1984           1997                (1)
Ventana Country Inn, Big Sur, CA                            32,638       (1,792)     1975-1988        1997                (1)
Avallon Phase II,  Austin, TX                               12,479         (837)       1997             --                (1)
Austin Centre,  Austin, TX                                  52,504       (1,819)       1986           1998                (1)
Omni Hotel,  Austin, TX                                     48,191       (3,445)       1986           1998                (1)
Post Oak Central, Houston, TX                              158,773       (6,444)     1974-1981        1998                (1)
Washington Harbor, Washington, D.C.                        164,201       (6,750)       1986           1998                (1)
Datran Center, Miami, FL                                    73,367       (2,993)     1986-1992        1998                (1)
Four Westlake Plaza,  Houston, TX                           83,313       (2,975)       1992           1998                (1)
Sonoma Golf Course, Sonoma, CA                              15,972         (353)       1929           1998                (1)
Plaza Park Garage                                           16,629          (78)       1998             --                (1)
Washington Harbor Phase II, Washington, D.C.                16,037           --        1998             --                (1)
Crescent Real Estate Equities L.P.                          16,620       (4,046)         --             --                (1)
Other                                                       40,334           --          --             --                (1)
                                                        ----------    ---------
Total                                                   $4,095,574    $(507,520)
                                                        ==========    =========

-------------------
(1) Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:

          Building and improvements                 5 to 40 years
          Tenant improvements                       Terms of leases
          Furniture, fixtures, and equipment 3 to 10 years

(2) Depreciation on these Office Properties held for sale ceased from 7/1/99 through 12/31/99 (the period over which these properties were held for sale).

(3) Depreciation on Behavioral Healthcare Properties held for sale ceased from 11/11/99 through 12/31/99 (the period over which these properties were held for sale).

(4) Write-down on Behavioral Healthcare Properties represents adjustment to estimated fair value.

(5) Write-down on Energy Centre represents the difference between the carrying value of the asset and the expected selling price less costs to sell.

A summary of combined real estate investments and accumulated depreciation is as follows:

                                          1999            1998            1997
                                      ------------    ------------    ------------
Real estate investments:
    Balance, beginning of year        $  4,129,372    $  3,423,130    $  1,732,626
      Acquisitions                              --         580,694       1,643,587
      Improvements                          95,210         145,409          58,634
      Disposition                           (8,435)        (19,861)        (11,717)
      Impairments                         (120,573)             --              --
                                      ------------    ------------    ------------
    Balance, end of year              $  4,095,574    $  4,129,372    $  3,423,130
                                      ============    ============    ============

Accumulated depreciation:
    Balance, beginning of year        $    387,457    $    278,194    $    208,808
      Depreciation                         120,745         109,551          69,457
      Disposition                             (682)           (288)            (71)
                                      ------------    ------------    ------------
    Balance, end of year              $    507,520    $    387,457    $    278,194
                                      ============    ============    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

     Certain information Part III requires is omitted from the Report. The Company will file a definitive proxy statement with the SEC pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE
         REGISTRANT

     The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

          Report of Independent Public Accountants

          Crescent Real Estate Equities Limited Partnership Consolidated Balance Sheets at December 31, 1999 and 1998.

          Crescent Real Estate Equities Limited Partnership Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

          Crescent Real Estate Equities Limited Partnership Consolidated Statements of Partners' Capital for the years ended December 31, 1999, 1998 and 1997.

          Crescent Real Estate Equities Limited Partnership Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

          Crescent Real Estate Equities Limited Partnership Notes to Financial Statements.

(a)(2)  Financial Statement Schedules

          Schedule III - Crescent Real Estate Equities Limited Partnership Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 1999.

          All other schedules have been omitted either because they are not applicable or because the required information has been disclosed in the Financial Statements and related notes included in the consolidated and combined statements.

(a)(3)   Exhibits

    EXHIBIT
    NUMBER          DESCRIPTION OF EXHIBIT
    ------          ----------------------

     3.01 Second Amended and Restated Agreement of Limited Partnership of the Registrant dated as of November 1, 1997, as amended
                    (filed as Exhibit 10.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Company
                    1999 10-K") of Crescent Real Estate Equities Company (the
                    "Company") and incorporated herein by reference)

     4.01 Indenture, dated as of September 22, 1997, between the Registrant and State Street Bank and Trust Company of
                    Missouri, N.A. (filed as Exhibit No. 4.01 to the
                    Registration Statement on Form S-4 (File No. 333-42293) of the Registrant (the "Form S-4") and incorporated herein by reference)

     4.02           Restated Declaration of Trust of the Company (filed as
                    Exhibit No. 4.01 to the Registration Statement on Form S-3
                    (File No. 333-2905) of the Company and incorporated herein by reference)

     4.03 Amended and Restated Bylaws of the Company as amended (filed as Exhibit No. 302 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (the "Company 3Q
                    10-Q") of the Company and incorporated herein by reference)

     4.04           6-5/8% Note due 2002 (filed as Exhibit No. 4.07 to the
                    Quarterly Report on Form 10-Q for the fiscal quarter ended
                    June 30, 1998 (the "Company 2Q 10-Q") of the Company and incorporated herein by reference)

     4.05           7-1/8% Note due 2007 (filed as Exhibit No. 4.08 to the
                    Company 2Q 10-Q and incorporated herein by reference)

       4*           Pursuant to Regulation S-K Item 601 (6) (4) (iii), the
                    Registrant by this filing agrees, upon request to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Registrant

     10.01 Noncompetition of Richard E. Rainwater, as assigned to the Registrant on May 5, 1994 (filed as Exhibit 10.02 to the
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1997 (the "Company 1997 10-K") of the Company and incorporated herein by reference)

     10.02          Noncompetition Agreement of John C. Goff, as assigned to the
                    Registrant on May 5, 1994 (filed as Exhibit 10.03 to the
                    Company 1997 10-K and incorporated herein by reference)

     10.03          Employment Agreement with John C. Goff, as assigned to the
                    Registrant on May 5, 1994, and as further amended (filed as Exhibit 10.07 to the Company 1999 10-K and incorporated herein by reference)

     10.04 Employment Agreement of Gerald W. Haddock, as assigned to the Registrant on May 5, 1994, and as further amended (filed as Exhibit 10.06 to the Company 1997 10-K and incorporated herein by reference)

    EXHIBIT
    NUMBER          DESCRIPTION OF EXHIBIT
    ------          ----------------------

     10.05          Amendment No. 4 to the Haddock Employment Agreement, dated
                    March 10, 1998 (filed as Exhibit 10.30 to the Form S-4 and incorporated herein by reference)

     10.06          Amendment No. 5 to the Haddock Employment Agreement, dated
                    March 1, 1999 (filed as Exhibit 10.09 to the Annual Report on Form 10-K for the year ended December 31, 1998 (the
                    "Company 1998 10-K") of the Company and incorporated herein by reference )

     10.07          Employment Agreement of Jerry R. Crenshaw, Jr. dated as of
                    December 14, 1998 (filed as Exhibit 10.08 to the Company
                    1999 10-K and incorporated herein by reference)

     10.08          Form of Officers' and Trust Managers' Indemnification
                    Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit
                    No. 10.07 to the Form S-4 and incorporated herein by reference)

     10.09          Crescent Real Estate Equities Company 1994 Stock Incentive
                    Plan (filed as Exhibit No. 10.07 to the Registration
                    Statement on Form S-11 (File No. 33-75188) of the Company and incorporated herein by reference)

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

     10.13          1996 Crescent Real Estate Equities Limited Partnership Unit
                    Incentive Plan, as amended (filed as Exhibit 10.14 to the Company 1999 10-K and ) incorporate herein by reference

     10.14          Fifth Amended and Restated Revolving Credit Agreement, dated
                    June 30, 1998, among the Registrant, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the 1998 Company 2Q 10-Q and incorporated herein by reference)

     10.15          Intercompany Agreement, dated June 3, 1997, between the
                    Registrant and Crescent Operating, Inc. (filed as Exhibit
                    10.2 to the Registration Statement on Form S-1 (File No.
                    333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

     10.16 Agreement dated June 11, 1999 by and between Gerald Haddock, the Company, the Registrant and Crescent Real Estate
                    Equities, Ltd. (filed as Exhibit 10.19 to the Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1999 of the Company and incorporated herein by reference)

    EXHIBIT
    NUMBER          DESCRIPTION OF EXHIBIT
    ------          ----------------------
     21.01          List of Subsidiaries (filed herewith)


     27.01          Financial Data Schedule (filed herewith)

(b)  Reports on Form 8-K

          None.

(c)  Exhibits

          See Item 14(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 2000.

                             CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                               (Registrant)

                                 By: CRESCENT REAL ESTATE EQUITIES, LTD.,
                                    ------------------------------------------
                                        its General Partner


                                 By: /s/ JOHN C. GOFF
                                    ------------------------------------------
                                         John C. Goff
                                         Chief Executive Officer and President


                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

                SIGNATURE                                TITLE                                     DATE
                ---------                                -----                                     ----


     /s/  John C. Goff                  Chief Executive                                           4/14/00
     -------------------------------    Officer and President of CREE Ltd.
           John C. Goff                 (Principal Executive Officer)

     /s/  Jerry R. Crenshaw Jr.         Senior Vice President and Chief Financial                 4/14/00
     -------------------------------    Officer of CREE Ltd.
           Jerry R. Crenshaw Jr.        (Principal Accounting and Financial Officer)


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

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER          DESCRIPTION OF EXHIBIT
    ------          ----------------------

     3.01 Second Amended and Restated Agreement of Limited Partnership of the Registrant dated as of November 1, 1997, as amended
                    (filed as Exhibit 10.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Company
                    1999 10-K") of Crescent Real Estate Equities Company (the
                    "Company") and incorporated herein by reference)

     4.01 Indenture, dated as of September 22, 1997, between the Registrant and State Street Bank and Trust Company of
                    Missouri, N.A. (filed as Exhibit No. 4.01 to the
                    Registration Statement on Form S-4 (File No. 333-42293) of the Registrant (the "Form S-4") and incorporated herein by reference)

     4.02           Restated Declaration of Trust of the Company (filed as
                    Exhibit No. 4.01 to the Registration Statement on Form S-3
                    (File No. 333-2905) of the Company and incorporated herein by reference)

     4.03 Amended and Restated Bylaws of the Company as amended (filed as Exhibit No. 302 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (the "Company 3Q
                    10-Q") of the Company and incorporated herein by reference)

     4.04           6-5/8% Note due 2002 (filed as Exhibit No. 4.07 to the
                    Quarterly Report on Form 10-Q for the fiscal quarter ended
                    June 30, 1998 (the "Company 2Q 10-Q") of the Company and incorporated herein by reference)

     4.05           7-1/8% Note due 2007 (filed as Exhibit No. 4.08 to the
                    Company 2Q 10-Q and incorporated herein by reference)

       4*           Pursuant to Regulation S-K Item 601 (6) (4) (iii), the
                    Registrant by this filing agrees, upon request to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Registrant

     10.01 Noncompetition of Richard E. Rainwater, as assigned to the Registrant on May 5, 1994 (filed as Exhibit 10.02 to the
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1997 (the "Company 1997 10-K") of the Company and incorporated herein by reference)

     10.02          Noncompetition Agreement of John C. Goff, as assigned to the
                    Registrant on May 5, 1994 (filed as Exhibit 10.03 to the
                    Company 1997 10-K and incorporated herein by reference)

     10.03          Employment Agreement with John C. Goff, as assigned to the
                    Registrant on May 5, 1994, and as further amended (filed as Exhibit 10.07 to the Company 1999 10-K and incorporated herein by reference)

     10.04 Employment Agreement of Gerald W. Haddock, as assigned to the Registrant on May 5, 1994, and as further amended (filed as Exhibit 10.06 to the Company 1997 10-K and incorporated herein by reference)

    EXHIBIT
    NUMBER          DESCRIPTION OF EXHIBIT
    ------          ----------------------

     10.05          Amendment No. 4 to the Haddock Employment Agreement, dated
                    March 10, 1998 (filed as Exhibit 10.30 to the Form S-4 and incorporated herein by reference)

     10.06          Amendment No. 5 to the Haddock Employment Agreement, dated
                    March 1, 1999 (filed as Exhibit 10.09 to the Annual Report on Form 10-K for the year ended December 31, 1998 (the
                    "Company 1998 10-K") of the Company and incorporated herein by reference )

     10.07          Employment Agreement of Jerry R. Crenshaw, Jr. dated as of
                    December 14, 1998 (filed as Exhibit 10.08 to the Company
                    1999 10-K and incorporated herein by reference)

     10.08          Form of Officers' and Trust Managers' Indemnification
                    Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit
                    No. 10.07 to the Form S-4 and incorporated herein by reference)

     10.09          Crescent Real Estate Equities Company 1994 Stock Incentive
                    Plan (filed as Exhibit No. 10.07 to the Registration
                    Statement on Form S-11 (File No. 33-75188) of the Company and incorporated herein by reference)

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

     10.13          1996 Crescent Real Estate Equities Limited Partnership Unit
                    Incentive Plan, as amended (filed as Exhibit 10.14 to the Company 1999 10-K and ) incorporate herein by reference

     10.14          Fifth Amended and Restated Revolving Credit Agreement, dated
                    June 30, 1998, among the Registrant, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the 1998 Company 2Q 10-Q and incorporated herein by reference)

     10.15          Intercompany Agreement, dated June 3, 1997, between the
                    Registrant and Crescent Operating, Inc. (filed as Exhibit
                    10.2 to the Registration Statement on Form S-1 (File No.
                    333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

     10.16 Agreement dated June 11, 1999 by and between Gerald Haddock, the Company, the Registrant and Crescent Real Estate
                    Equities, Ltd. (filed as Exhibit 10.19 to the Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1999 of the Company and incorporated herein by reference)

     21.01          List of Subsidiaries (filed herewith)


     27.01          Financial Data Schedule (filed herewith)