Form 10-Q
period 2000-03-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 2000-05-19
CIK 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2000
                          COMMISSION FILE NO. 333-42293


                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  TEXAS                                              75-2531304
---------------------------------------------          ---------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer Identification Number)
or organization)


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

                                                                                                      PAGE
PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999
           (audited).............................................................................        2

           Consolidated Statements of Operations for the three months ended March 31, 2000
           and 1999 (unaudited)..................................................................        3

           Consolidated Statements of Partners' Capital for the three months ended
           March 31, 2000 and 1999 (unaudited)...................................................        4

           Consolidated Statements of Cash Flows for the three months ended March 31,
           2000 and 1999 (unaudited).............................................................        5

           Notes to Financial Statements.........................................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       23

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       56


PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................       57

Item 2.    Changes in Securities.................................................................       57

Item 3.    Defaults Upon Senior Securities.......................................................       57

Item 4.    Submission of Matters to a Vote of Security Holders...................................       57

Item 5.    Other Information.....................................................................       57

Item 6.    Exhibits and Reports on Form 8-K......................................................       57

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                          MARCH 31,      DECEMBER 31,
                                                                            2000             1999
                                                                        ------------     ------------
                                                                         (UNAUDITED)       (AUDITED)
ASSETS:
Investments in real estate:
   Land                                                                 $    362,149     $    398,754
   Land held for development or sale                                         110,811           95,760
   Building and improvements                                               3,385,937        3,529,344
   Furniture, fixtures and equipment                                          72,332           71,716
   Less - accumulated depreciation                                          (520,799)        (507,520)
                                                                        ------------     ------------
               Net investment in real estate                               3,410,430        3,588,054

   Cash and cash equivalents                                                 136,584           72,102
   Restricted cash and cash equivalents                                       63,360           87,939
   Accounts receivable, net                                                   42,768           37,098
   Deferred rent receivable                                                   76,864           74,271
   Investments in real estate mortgages and
       equity of unconsolidated companies                                    827,128          812,494
   Notes receivable, net                                                     135,647          133,165
   Other assets, net                                                         163,046          146,297
                                                                        ------------     ------------
                Total assets                                            $  4,855,827     $  4,951,420
                                                                        ============     ============


LIABILITIES:
   Borrowings under Bank Boston Credit Facility                         $         --     $    510,000
   UBS Facility                                                              754,952               --
   Notes payable                                                           1,724,147        2,088,929
   Accounts payable, accrued expenses and other liabilities                  120,854          170,980
                                                                        ------------     ------------
                Total liabilities                                          2,599,953        2,769,909
                                                                        ------------     ------------


COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                          116,464           24,648

PARTNERS' CAPITAL:
   Series A Preferred Units, 8,000,000 Units issued and outstanding
     at March 31, 1999                                                       200,000          200,000
   Units of Partnership Interests, 67,773,668 and 67,744,629 issued and outstanding at March 31, 2000 and December 31, 1999,
      respectively:
     General partner -- outstanding 607,488 and 607,687                       20,956           21,097
     Limited partners' -- outstanding 67,166,180 and 67,136,942            1,904,719        1,923,307
   Accumulated other comprehensive income                                     13,735           12,459
                                                                        ------------     ------------
                Total partners' capital                                    2,139,410        2,156,863
                                                                        ------------     ------------
                Total liabilities and partners' capital                 $  4,855,827     $  4,951,420
                                                                        ============     ============


   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                          FOR THE THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                     ------------------------------
                                                                              (UNAUDITED)
                                                                         2000              1999
                                                                     ------------      ------------
REVENUES:
   Office and retail properties                                      $    149,108      $    150,022
   Hotel properties                                                        17,544            15,404
   Behavioral healthcare properties                                         2,079            13,823
   Interest and other income                                                7,057             6,498
                                                                     ------------      ------------
          Total revenues                                                  175,788           185,747
                                                                     ------------      ------------

EXPENSES:
   Real estate taxes                                                       22,671            20,746
   Repairs and maintenance                                                 12,197            11,024
   Other rental property operating                                         30,266            32,612
   Corporate general and administrative                                     5,245             4,114
   Interest expense                                                        52,250            42,481
   Amortization of deferred financing costs                                 2,347             3,069
   Depreciation and amortization                                           30,902            33,647
   Settlement of merger dispute                                                --            15,000
                                                                     ------------      ------------
          Total expenses                                                  155,878           162,693
                                                                     ------------      ------------

         Operating income                                                  19,910            23,054

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
   companies:
        Office and retail properties                                        2,704             1,961
        Temperature-controlled logistics properties                         4,036             5,709
        Residential development properties                                 10,464             8,629
        Other                                                               2,341               307
                                                                     ------------      ------------
         Total equity in net income of unconsolidated companies:           19,545            16,606
                                                                     ------------      ------------

   Gain on property sales, net                                             22,627                --

                                                                     ------------      ------------
         Total other income and expense                                    42,172            16,606
                                                                     ------------      ------------

INCOME BEFORE MINORITY INTERESTS                                           62,082            39,660
   Minority interests                                                        (650)             (245)
                                                                     ------------      ------------

INCOME BEFORE EXTRAORDINARY ITEM                                           61,432            39,415
   Extraordinary item - extinguishment of debt                             (4,378)               --
                                                                     ------------      ------------

NET INCOME                                                                 57,054            39,415

   Preferred unit distributions                                            (3,375)           (3,375)
   Return on share repurchase agreement                                    (2,076)               --
   Forward share purchase agreement return                                     --            (2,152)
                                                                     ------------      ------------

NET INCOME AVAILABLE TO PARTNERS                                     $     51,603      $     33,888
                                                                     ============      ============

BASIC EARNINGS PER UNIT DATA:
   Net income available to partners
      before extraordinary item                                      $       0.83      $       0.49
   Extraordinary item - extinguishment of debt                              (0.06)               --
                                                                     ------------      ------------

   Net income available to partners                                  $       0.77      $       0.49
                                                                     ============      ============

DILUTED EARNINGS PER UNIT DATA:
   Net income available to partners
      before extraordinary item                                      $       0.82      $       0.48
   Extraordinary item - extinguishment of debt                              (0.06)               --
                                                                     ------------      ------------

   Net income available to partners                                  $       0.76      $       0.48
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                 (NOTES 1 AND 2)

                                                     PREFERRED          LIMITED            GENERAL            TOTAL
                                                     PARTNERS'          PARTNERS'         PARTNER'S          PARTNERS'
                                                      CAPITAL           CAPITAL            CAPITAL           CAPITAL
                                                   -------------     -------------      -------------      -------------



   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            ACCUMULATED
                                            PREFERRED        GENERAL          LIMITED          OTHER           TOTAL
                                            PARTNERS'       PARTNER'S        PARTNERS'      COMPREHENSIVE    PARTNERS'
                                             CAPITAL         CAPITAL          CAPITAL          INCOME         CAPITAL
                                           -----------     -----------      -----------      -----------     -----------

Partners' capital, December 31, 1999       $   200,000     $    21,097      $ 1,923,307      $    12,459     $ 2,156,863

Contributions                                       --             170            2,145               --           2,315
Distributions                                       --            (848)         (73,875)              --         (74,723)
Net income                                          --             537           53,142               --          53,679
Accumulated other comprehensive income              --              --               --            1,276           1,276
                                           -----------     -----------      -----------      -----------     -----------

Partners' capital, March 31, 2000          $   200,000     $    20,956      $ 1,904,719      $    13,735     $ 2,139,410
                                           ===========     ===========      ===========      ===========     ===========



   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                      ------------------------
                                                                             (UNAUDITED)
                                                                         2000           1999
                                                                      ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  57,054      $  39,415
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                                      33,249         36,716
      Extraordinary item - extinguishment of debt                         4,378             --
      Gain on property sales, net                                       (22,627)            --
      Minority interests                                                    650            245
      Non-cash compensation                                                  20             20
      Distributions received in excess of equity in earnings
        from unconsolidated companies                                        --             --
      Equity in earnings in excess of distributions received
        from unconsolidated companies                                    (8,455)        (9,019)
      (Increase) decrease in accounts receivable                         (5,670)         5,027
      Increase in deferred rent receivable                               (2,593)        (7,529)
      (Increase) decrease in other assets                                (1,268)         2,635
      Decrease in restricted cash and cash equivalents                   21,528         12,485
      Decrease in accounts payable, accrued
        expenses and other liabilities                                  (54,197)       (39,886)
                                                                      ---------      ---------
          Net cash provided by operating activities                      22,069         40,109
                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of land held for development or sale                  (15,051)            --
      Proceeds from property sales                                      215,508             --
      Development of investment properties                               (8,526)        (2,471)
      Capital expenditures - rental properties                           (3,291)        (3,267)
      Tenant improvement and leasing costs - rental properties          (16,646)       (14,744)
      Decrease (increase) in restricted cash and cash equivalents        11,735         (1,514)
      Investment in unconsolidated companies                             (1,174)        (7,421)
      Investment in residential development companies                    (5,006)        13,980
      Escrow deposits - acquisition of investment properties                500             --
      (Increase) decrease in notes receivable                            (2,482)         1,804
                                                                      ---------      ---------
          Net cash provided by (used in) investing activities           175,567        (13,633)
                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs                                              (17,708)          (741)
      Share Repurchase Agreement Return                                  (8,685)            --
      Forward Share Purchase Agreement                                       --        (14,740)
      Borrowings under BankBoston Credit Facility                            --         26,400
      Payments under BankBoston Credit Facility                        (510,000)       (51,920)
      Borrowings under UBS Facility                                     833,000             --
      Payments under UBS Facility                                       (78,047)            --
      Notes Payable proceeds                                                 --         60,000
      Notes Payable payments                                           (364,782)          (364)
      Capital proceeds - joint venture partner                           98,212             --
      Capital distributions - joint venture partner                      (7,046)          (763)
      Capital contributions to the Operating Partnership                     --            972
      Preferred Unit Distributions                                       (3,375)        (3,375)
      Distributions from the Operating Partnership                      (74,723)       (75,707)
                                                                      ---------      ---------
          Net cash used in financing activities                        (133,154)       (60,238)
                                                                      ---------      ---------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         64,482        (33,762)
CASH AND CASH EQUIVALENTS,
      Beginning of period                                                72,102        109,828
                                                                      ---------      ---------
CASH AND CASH EQUIVALENTS,
      End of period                                                   $ 136,584      $  76,066
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("CREE, Ltd."), which owns an approximately 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 89% limited partner interest in the Operating Partnership, with the remaining approximately 10% limited partner interest held by other limited partners. The Operating Partnership directly or indirectly owns substantially all of the economic interests in nine single purpose limited partnerships. Eight of these limited partnerships were formed for the purpose of obtaining securitized debt, and all or substantially all of the economic interests in these partnerships are owned directly or indirectly by the Operating Partnership, with the remaining interests, if any, owned indirectly by the Company through eight separate corporations or limited liability companies, each of which is a wholly-owned subsidiary of CREE, Ltd. or the Operating Partnership and a general partner or managing member of one of the eight limited partnerships or limited liability companies. The ninth limited partnership was formed for the purpose of obtaining equity financing through the sale of preferred equity interests, with all of the common equity interests owned directly or indirectly by the Operating Partnership, and all of the preferred equity interests owned by an unrelated third party.

         All of the limited partners of the Operating Partnership other than the Company own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximately 89% limited partner interest has been treated as equivalent, for purposes of this report, to 60,141,357 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 7,024,823 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 607,488 units. For purposes of this report, in computing relative partner interests, the Operating Partnership has assumed the purchase by the Company and the retirement of common shares held by a wholly-owned subsidiary of the Company, the corresponding reduction in the Company's limited partner interest and the corresponding increase in the limited partner interest of the other limited partners of the Operating Partnership. Without this adjustment, the Company's limited partner interest, the Company's general partner interest, and the remaining limited partner interest would be approximately 89%, 1%, and approximately 10%, respectively.

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

         The following table shows, by entity, the Properties that the Operating Partnership and its subsidiaries owned as of March 31, 2000:

Operating Partnership:       26 Office Properties, Denver Marriott City Center and The Park Shops at Houston Center

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

Crescent Real Estate         Greenway Plaza Office Properties and Renaissance Houston Hotel(1)
Funding III, IV and V, L.P.:
("Funding III, IV and V")

Crescent Real Estate         Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate         77 Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate         24 Office Properties and four Hotel Properties
Funding VIII, L.P.:
("Funding VIII")

Crescent Real Estate         Chancellor Park, Four Seasons - Houston, Miami Center, Reverchon Plaza, 44 Cook Street,
Funding IX, L.P.:            55 Madison and 6225 N. 24th Street
("Funding IX")

---------------------------
(1) FUNDING III OWNS NINE OF THE 10 OFFICE PROPERTIES IN THE GREENWAY PLAZA OFFICE PORTFOLIO AND THE RENAISSANCE HOUSTON HOTEL; FUNDING IV OWNS THE CENTRAL HEATED AND CHILLED WATER PLANT BUILDING LOCATED AT GREENWAY PLAZA; AND FUNDING V OWNS COASTAL TOWER, THE REMAINING OFFICE PROPERTY IN THE GREENWAY PLAZA OFFICE PORTFOLIO.

SEGMENTS

         As of March 31, 2000, the Operating Partnership's assets and operations were composed of five major investment segments:

         o        Office and Retail Segment;

         o        Hotel/Resort Segment;

         o        Residential Development Segment;

         o        Temperature-Controlled Logistics Segment; and

         o        Behavioral Healthcare Segment.

         Within these segments, the Operating Partnership owned directly or indirectly the following real estate assets (the "Properties") as of March 31, 2000:

         o OFFICE AND RETAIL SEGMENT consisted of 83 office properties (collectively referred to as the "Office Properties") located in 29 metropolitan submarkets in eight states, with an aggregate of approximately 29.8 million net rentable square feet and three retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately
                  0.4 million net rentable square feet. See Note 16.
                  Dispositions.

         o HOTEL/RESORT SEGMENT consisted of five upscale business class hotels with a total of 2,168 rooms, three luxury spa resorts with a total of 536 rooms and two Canyon Ranch destination fitness resorts and spas that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties"). All Hotel Properties, except the Omni Austin Hotel, are leased to subsidiaries of Crescent Operating, Inc. ("COI"). The Omni Austin Hotel is leased to HCD Austin Corporation.

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential

                  Development Corporations"), which in turn, through joint venture or partnership arrangements, currently own 18 residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's indirect 39.6% interest in three partnerships (collectively referred to as the "Temperature-Controlled Logistics Partnerships"), each of which owns one or more corporations or limited liability companies (collectively referred to as the "Temperature-Controlled Logistics Corporations") which, as of March 31, 2000, directly or indirectly owned 90 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 444.9 million cubic feet (17.8 million square feet).

         o BEHAVIORAL HEALTHCARE SEGMENT consisted of 77 properties in 24 states (collectively referred to as the "Behavioral Healthcare Properties"), 37 of which were leased to Charter Behavioral Health Systems, LLC. ("CBHS") and its subsidiaries under a master lease. CBHS was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan Health Services, Inc. ("Magellan") and 90% by COI and an affiliate of COI. On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. Of these 77 Behavioral Healthcare Properties, the 37 Behavioral Healthcare Properties that remain subject to the master lease are designated as the "Core Properties" for the conduct of CBHS's business. The other 40 Behavioral Healthcare Properties, at which CBHS has ceased operations or is planning to cease operations, are designated as the "Non-Core Properties." Subsequent to March 31, 2000, the Operating Partnership sold two of the Non-Core Properties. The Operating Partnership also has entered into contracts or letters of intent to sell 11 additional Non-Core Properties. The remaining 27 Non-Core Properties are being actively marketed for sale. See Note 15. CBHS and Note 16. Dispositions for a description of the current status of CBHS and the Operating Partnership's investment in the Behavioral Healthcare Properties.

         See Note 6. Segment Reporting for a table showing consolidated revenues and funds from operations for each of these investment segments for the three months ended March 31, 2000 and 1999 and identifiable assets for each of these investment segments at March 31, 2000 and 1999.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Operating Partnership's Form 10-K for the year ended December 31, 1999.

         Certain previously reported amounts have been reclassified to conform with the current presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the

Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Operating Partnership elected to implement SFAS No. 133 in the third quarter of 1999. See
Note 9. Cash Flow Hedges for a description of the impact on the Operating Partnership's financial statements for the three months ended March 31, 2000.

3.  PROPERTIES HELD FOR DISPOSITION:

Office and Retail Segment

         In pursuit of management's objective to dispose of non-strategic or non-core assets, at March 31, 2000, the Operating Partnership was actively marketing for sale its wholly owned interests in four Office Properties, which are included in the Net Investment in Real Estate of $3,410,430. The carrying value of these Properties at March 31, 2000 was approximately $57,824. Two of the Properties are located in Dallas, Texas, one is located in New Orleans, Louisiana, and one is located in Denver, Colorado. Subsequent to March 31, 2000, the Operating Partnership completed the sale of two of these Office Properties. The Operating Partnership has also entered into contracts to sell the remaining two Properties. The Operating Partnership anticipates completing any economically justified sales of these Office Properties by the end of the second quarter of 2000.

         The following table summarizes the condensed results of operations for the three months ended March 31, 2000 and 1999 for the four Office Properties held for disposition. These Properties are classified as held for sale, and depreciation expense has not been recognized since June 30, 1999.


                      FOR THE THREE MONTHS ENDED MARCH 31,
                      ------------------------------------
                             2000             1999
                         ------------     ------------

Revenue                  $      3,028     $      2,929
Operating Expenses              1,190            1,092
                         ------------     ------------
Net Operating Income     $      1,838     $      1,837
                         ============     ============



         Subsequent to March 31, 2000, the Operating Partnership has begun actively marketing one additional Office Property for sale, and has classified that Property, which is located in San Francisco, California, as held for disposition. The carrying value of this Property at March 31, 2000 was approximately $34,563. The Net Operating Income of this Property for the three months ended March 31, 2000 and 1999, was $947 and $1,144, respectively.

Behavioral Healthcare Segment

         The 40 Non-Core Properties were classified as held for disposition at March 31, 2000, and no depreciation expense for these Properties was recognized for the three months ended March 31, 2000. The carrying value for these Properties at March 31, 2000 was approximately $98,100. See Note 16. Dispositions for a description of the sale of certain Non-Core Properties subsequent to March 31, 2000 and the execution of contracts or letters of intent relating to the sale of additional Non-Core Properties as of May 10, 2000.

Other

         The Woodlands Commercial Properties Company, L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., is actively marketing for sale its office/venture tech portfolio located in The Woodlands. These assets include the Operating Partnership's 12 Office Properties located in The Woodlands.

4.  EARNINGS PER UNIT OF PARTNERSHIP INTEREST:

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                      ---------------------------------------------------------------------------------
                                                        2000                                      1999
                                      ---------------------------------------     -------------------------------------
                                                     Wtd. Avg.       Per Unit                   Wtd. Avg.      Per Unit
                                       Income          Units          Amount       Income         Units         Amount
                                      ---------      ---------      ---------     ---------     ---------     ---------

BASIC EPS -
Income before extraordinary item      $  61,432                                   $  39,415
Preferred unit distributions             (3,375)                                     (3,375)
Share repurchase agreement return        (2,076)                                         --
Forward share purchase
   agreement return                          --                                      (2,152)
                                      ---------      ---------      ---------     ---------     ---------     ---------
Net income available to partners
   before extraordinary item          $  55,981         67,769      $    0.83     $  33,888        68,850     $    0.49
Extraordinary item -
   extinguishment of debt                (4,378)                        (0.06)           --                          --
                                      ---------      ---------      ---------     ---------     ---------     ---------

Net income available to partners      $  51,603         67,769      $    0.77     $  33,888        68,850     $    0.49
                                      =========      =========      =========     =========     =========     =========

DILUTED EPS -
Net income available to partners
   before extraordinary item          $  55,981         67,769      $    0.83     $  33,888        68,850     $    0.49
Effect of dilutive securities:
   Unit options                              --            228                           --         1,071
                                      ---------      ---------      ---------     ---------     ---------     ---------
Net income available to partners
   before extraordinary item          $  55,981         67,997      $    0.82     $  33,888        69,921     $    0.48
Extraordinary item -
   extinguishment of debt                (4,378)                        (0.06)           --                          --
                                      ---------      ---------      ---------     ---------     ---------     ---------
Diluted EPS -
Net income available to partners      $  51,603         67,997      $    0.76     $  33,888        69,921     $    0.48
                                      =========      =========      =========     =========     =========     =========




         The effect of the conversion of the Series A Convertible Cumulative Preferred Units is not included in the computation of Diluted EPS for the three months ended March 31, 2000 or 1999, since the effect of their conversion is antidilutive.

5.   SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:


                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                 -----------------------------
                                                                     2000             1999
                                                                 ------------     ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid ..............................................     $     58,326     $     48,793

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Issuance of Operating Partnership units in conjunction
     with settlement of an obligation ......................     $      2,125     $         --
Unrealized loss on available-for-sale securities ...........            3,009            2,678
Forward Share Purchase Agreement Return ....................               --            2,152
Share Repurchase Agreement Return ..........................            2,076               --
Increase of cash flow hedges to fair value .................            4,285               --
Equity investment in a tenant in exchange
     for office space ......................................            2,700               --


6.   SEGMENT REPORTING

         The Operating Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" beginning with the year ended December 31, 1998. The Operating Partnership currently has five major investment segments: the Office and Retail Segment; the Hotel/Resort Segment; the Temperature-Controlled Logistics Segment; the Residential Development Segment; and the Behavioral Healthcare Segment. Management organizes the segments within the Operating Partnership based on property type for making operating decisions and assessing performance. Investment segments for SFAS No. 131 are determined on the same basis.

         The Operating Partnership uses funds from operations ("FFO") as the measure of segment profit or loss. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), effective January 1, 2000, and as used in this document, means:

         o        Net Income (Loss) - determined in accordance with GAAP;

                  o excluding gains (or losses) from sales of depreciable operating property;

                  o        excluding extraordinary items (as defined by GAAP);

                  o plus depreciation and amortization of real estate assets; and

                  o after adjustments for unconsolidated partnerships and joint ventures.

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains or losses from sales of depreciable operating property. The Operating Partnership has adopted the revised definition of FFO effective as of January 1, 2000. Under the prior definition of FFO, for the three months ended March 31, 1999, FFO was approximately $92,900, which excluded $15,000 paid in connection with the settlement and release of all claims between the Company and Station Casinos, Inc. ("Station") arising out of the agreement and plan of merger between the Company and Station. Because this settlement is not considered an "extraordinary item" under GAAP, FFO for the three months ended March 31, 1999 would have been approximately $77,900, which included the $15,000 settlement payment, if the revised definition of FFO had been in effect. The Operating Partnership considers FFO an appropriate measure of performance for an equity REIT, and for its investment segments. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

         Selected financial information related to each segment at or for the three months ended March 31, 2000 and 1999 is presented below.

                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                        ----------------------------
                                                            2000            1999
                                                        -----------      -----------

REVENUES:
  Office and Retail Segment                             $   149,108      $   150,022
  Hotel/Resort Segment                                       17,544           15,404
  Behavioral Healthcare Segment                               2,079           13,823
  Temperature-Controlled Logistics Segment                       --               --
  Residential Development Segment                                --               --
  Corporate and other                                         7,057            6,498
                                                        -----------      -----------
  TOTAL REVENUE                                         $   175,788      $   185,747
                                                        ===========      ===========

FUNDS FROM OPERATIONS:
  Office and Retail Segment                             $    86,211      $    89,107
  Hotel/Resort Segment                                       17,291           15,198
  Behavioral Healthcare Segment                               2,079           13,823
  Temperature-Controlled Logistics Segment                    9,487            8,280
  Residential Development Segment                            15,043           13,300
  Corporate and other adjustments
    Interest expense                                        (52,250)         (42,481)
    Preferred unit distributions                             (3,375)          (3,375)
    Interest and other income                                 5,939            3,179
    Corporate general & adminstrative                        (5,245)          (4,114)
    Settlement of merger dispute                                 --          (15,000)
                                                        -----------      -----------
  TOTAL FUNDS FROM OPERATIONS                           $    75,180      $    77,917
                                                        -----------      -----------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
CONSOLIDATED NET INCOME:
  Depreciation and amortization of real estate assets   $   (29,792)     $   (32,877)
  Gain on property sales, net                                22,627               --
  Extraordinary item - extinguishment of debt                (4,378)              --
  Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies:
    Office and Retail Properties                                 72           (1,758)
    Temperature-Controlled Logistics Properties              (5,451)          (2,571)
    Residential Development Properties                       (4,579)          (4,671)
  Preferred unit distributions                                3,375            3,375
                                                        -----------      -----------
  NET INCOME                                            $    57,054      $    39,415
                                                        ===========      ===========

EQUITY IN NET INCOME OF UNCONSOLIDATED
  COMPANIES:
  Office and Retail Properties                          $     2,704      $     1,961
  Hotel/Resort Properties                                        --               --
  Behavioral Healthcare Properties                               --               --
  Temperature-Controlled Logistics Properties                 4,036            5,709
  Residential Development Properties                         10,464            8,629
  Corporate and other                                         2,341              307
                                                        -----------      -----------
  TOTAL EQUITY IN NET INCOME OF
     UNCONSOLIDATED COMPANIES                           $    19,545      $    16,606
                                                        ===========      ===========

                                                             BALANCE AT MARCH 31,
                                                        ----------------------------
                                                            2000             1999
                                                        -----------      -----------

IDENTIFIABLE ASSETS:
  Office and Retail Segment                             $ 3,220,159      $ 3,212,881
  Hotel/Resort Segment                                      465,774          452,362
  Behavioral Healthcare Segment                             220,882          383,389
  Temperature-Controlled Logistics Segment                  298,329          281,436
  Residential Development Segment                           288,744          275,720
  Other                                                     361,939          392,486
                                                        -----------      -----------
  TOTAL IDENTIFIABLE ASSETS                             $ 4,855,827      $ 4,998,274
                                                        ===========      ===========

         At March 31, 2000, COI was the Operating Partnership's largest lessee in terms of total consolidated rental revenues derived from leases. Total rental revenues received from COI for the three months ended March 31, 2000 was approximately 9% of the Operating Partnership's total consolidated rental revenues. COI was the lessee for nine of the Hotel Properties for the three months ended March 31, 2000.

         See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Temperature-Controlled Logistics Segment for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

7.   INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
     COMPANIES:

        The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies, or equity investments:


                                                                                         COMPANY'S OWNERSHIP
                  ENTITY                               CLASSIFICATIONS                  AS OF MARCH 31, 2000
-------------------------------------------  -------------------------------------  -------------------------------
Desert Mountain Development Corporation      Residential Development Corporation               95%(1)
Houston Area Development Corp.               Residential Development Corporation               94%(1)
The Woodlands Land Company, Inc.             Residential Development Corporation               95%(1)
Crescent Development Management Corp.        Residential Development Corporation               90%(1)
Mira Vista Development Corp.                 Residential Development Corporation               94%(1)
Crescent CS Holdings Corp.                           Crescent Subsidiary                       99%(2)
Crescent CS Holdings II Corp.                        Crescent Subsidiary                       99%(2)
The Woodlands Commercial                     Office and Retail (office/venture tech
    Properties Company, L.P.                            portfolio)(3)                           42.5%
Main Street Partners, L.P.                   Office and Retail (office property -
                                                       Bank One Center)                          50%
DBL Holdings, Inc.                                          Other                                95%
Metropolitan Partners, LLC                                  Other                                (4)
CRL Investments, Inc.                                       Other                                95%



---------------------
(1) See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(2) The Crescent Subsidiaries have a 40% interest in each of the Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly own the Temperature-Controlled Logistics Properties. Accordingly, the Operating Partnership has an indirect 39.6% interest in the Temperature-Controlled Logistics Properties. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Temperature Controlled Logistics Segment for additional information regarding the ownership of the Temperature-Controlled Logistics Properties.

(3)      See Note 3. Properties Held for Disposition - Other.

(4) The Operating Partnership has an $85,000 preferred member interest in Metropolitan Partners, LLC ("Metropolitan"), representing an approximately 20% equity interest at March 31, 2000. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan until May 19, 2001 for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Operating Partnership. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Operating Partnership may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson Associates Realty Corporation at a conversion price of $24.61.

        The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Temperature-Controlled Logistics Corporations," "Office and Retail" and "Other," as applicable, as of March 31, 2000.

BALANCE SHEETS:
                                                                       MARCH 31, 2000
                                               ---------------------------------------------------------------
                                                               TEMPERATURE-
                                               RESIDENTIAL     CONTROLLED
                                               DEVELOPMENT      LOGISTICS          OFFICE AND
                                               CORPORATIONS    CORPORATIONS          RETAIL          OTHER
                                               ------------    ------------        -----------     -----------

Real estate, net                               $   710,027     $ 1,332,342         $   412,131
Cash                                                32,026          10,669              24,494
Other assets                                       198,031          92,734              40,024
                                               -----------     -----------         -----------
     Total assets                              $   940,084     $ 1,435,745         $   476,649
                                               ===========     ===========         ===========

Notes payable                                  $   324,503     $   591,467         $   282,074
Notes payable to the Operating Partnership         152,953          11,333                  --
Other liabilities                                  232,332          62,868              17,225
Equity                                             230,296         770,077             177,350
                                               -----------     -----------         -----------
      Total liabilities and equity             $   940,084     $ 1,435,745         $   476,649
                                               ===========     ===========         ===========

Operating Partnership's share of
  unconsolidated debt                          $   163,730     $   234,221         $   131,475
                                               ===========     ===========         ===========

Operating Partnership's investments in
  real estate mortgages and equity of
  unconsolidated companies                     $   288,744     $   298,329         $    97,373     $   142,682
                                               ===========     ===========         ===========     ===========



SUMMARY STATEMENTS OF OPERATIONS:
                                                           FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                               ---------------------------------------------------------------
                                                               TEMPERATURE-
                                               RESIDENTIAL     CONTROLLED
                                               DEVELOPMENT      LOGISTICS           OFFICE AND
                                               CORPORATIONS    CORPORATIONS           RETAIL          OTHER
                                               ------------    ------------        -----------     -----------

Total revenues                                 $   111,621     $    41,577         $    20,060
Expenses:
   Operating expense                                82,211           5,185(1)            3,896
   Interest expense                                  1,708          11,445               5,878
   Depreciation and amortization                     3,497          14,543               4,362
   Taxes                                             6,418             876                  --
   Other (income)/expense                               --            (223)                 --
                                               -----------     -----------         -----------
Total expenses                                      93,834          31,826              14,136
                                               -----------     -----------         -----------

Net income                                     $    17,787     $     9,751         $     5,924
                                               ===========     ===========         ===========


Operating Partnership's equity in net
  income of unconsolidated companies           $    10,464     $     4,036         $     2,704     $     2,341
                                               ===========     ===========         ===========     ===========


-------------
(1) Inclusive of the management fee paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

8.       NOTES PAYABLE AND BORROWINGS UNDER UBS FACILITY:

The following is a summary of the Operating Partnership's debt financing at March 31, 2000:

                                                                                                        BALANCE AT
                                                                                                         MARCH 31,
                                                                                                           2000
                                                                                                       ------------
SECURED DEBT

  AEGON Note(1) due July 1, 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V
  Properties .......................................................................................   $    277,402

  UBS Term Loan I(2) (see description of UBS Facility below) .......................................        257,213

  UBS Term Loan II(2) (see description of UBS Facility below) ......................................        257,213

  UBS Line of Credit(2) (see description of UBS Facility below) ....................................        240,526

  LaSalle Note I(3) bears interest at 7.83% with an initial seven-year interest-only term (through
  August 2002), followed by principal amortization based on a 25-year amortization schedule
  through maturity in August 2027, secured by the Funding I Properties .............................        239,000

  BankBoston Term Note II(4) due August 31, 2003, bears interest at the 30-day LIBOR rate plus
  400 basis points (at March 31, 2000, the interest rate was 9.94%) with a four-year interest
  only term, secured by equity interests in Funding I and II .......................................        200,000

  JP Morgan Mortgage Note(5) due October 1, 2016, bears interest at a fixed rate of 8.31% with a two-year interest-only term, secured by the Houston Center mixed-use Office Property
  complex ..........................................................................................        200,000

  LaSalle Note II(6) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028,
  secured by the Funding II Properties .............................................................        161,000

  SFT Whole Loans, Inc. ("SFT") Note due September 30, 2001, bears interest at 30-day LIBOR plus 1.75% (at March 31, 2000, the rate was 7.58%) with an interest-only term, secured
  by the Fountain Place Office Property ............................................................         97,123

  CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured
  by the MCI Tower Office Property and Denver Marriott City Center Hotel Property ..................         63,500

  Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the
  Datran Center Office Property ....................................................................         39,584

  Northwestern Life Note due January 2003, bears interest at 7.66% with an interest-only term,
  secured by the 301 Congress Avenue Office Property ...............................................         26,000

  Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The
  Woodlands Office Properties ......................................................................         11,356

                                                                                                      BALANCE AT
                                                                                                       MARCH 31,
                                                                                                         2000
                                                                                                      ------------
Nomura Funding VI Note(7) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
July 2020, secured by the Funding VI Property ......................................................         8,459

Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and
interest payments based on a 15-year amortization schedule, secured by a parcel of land ............           723

UNSECURED DEBT

2007 Notes(8) bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
September 2007 .....................................................................................       250,000

2002 Notes(8) bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
September 2002 .....................................................................................       150,000
                                                                                                      ------------

     Total Notes Payable ...........................................................................  $  2,479,099
                                                                                                      ============


(1) The outstanding principal balance of this note at maturity will be approximately $223,000.

(2) The Operating Partnership entered into the UBS Facility which consists of three tranches: UBS Line of Credit, UBS Term Loan I and UBS Term Loan II effective January 31, 2000. The proceeds were primarily used to repay and retire the Operating Partnership's prior credit facility with BankBoston, N.A. (the "BankBoston Credit Facility") and an additional term loan (the "BankBoston Term Note I"). For a further description of the UBS Facility, see "UBS Facility" below.

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

(4) This loan is secured by partnership interests in two pools of underleveraged assets. On February 1, 2000, the Operating Partnership renegotiated certain terms and covenants under this note. As a result, the interest rate on the facility increased to 30-day LIBOR plus 400 basis points. The Operating Partnership entered into a four-year $200,000 cash flow hedge agreement effective September 1, 1999 with Salomon Brothers Holding Company, Inc. in a separate transaction related to the BankBoston Term Note II. See Note 9. Cash Flow Hedges.

(5) At the end of seven years (October 2006), the loan reprices based on current interest rates at this time. It is the Operating Partnership's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $179,000.

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

(7) The Operating Partnership has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date.

(8)      The notes were issued in an offering registered with the SEC.

         Below are the aggregate principal amounts due as of March 31, 2000 under the UBS Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

                   SECURED           UNSECURED           TOTAL
                  ----------        ----------        ----------
(in thousands)
2000              $    3,897        $       --        $    3,897
2001                 113,887                --           113,887
2002                  73,911           150,000           223,911
2003                 738,796                --           738,796
2004                 274,067                --           274,067
Thereafter           874,541           250,000         1,124,541
                  ----------        ----------        ----------
                  $2,079,099        $  400,000        $2,479,099
                  ==========        ==========        ==========



UBS FACILITY

        On February 4, 2000, the Operating Partnership repaid and retired the BankBoston Credit Facility and the BankBoston Term Note I primarily with the proceeds of the UBS Facility. The UBS Facility is an $850,000 secured, variable-rate facility fully underwritten by UBS AG ("UBS") and currently funded by UBS and Fleet Boston Financial ("Fleet"). The UBS Facility consists of three tranches: the UBS Line of Credit, a three-year $300,000 revolving line of credit; the UBS Term Loan I, a $275,000 three-year term loan; and the UBS Term Loan II, a $275,000 four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at March 31, 2000 were approximately $240,500, $257,200 and $257,200, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of March 31, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 8.63% and the interest rate on the UBS Term Loan II was 8.88%. In order to mitigate its exposure to variable-rate debt, the Operating Partnership has entered into two cash flow hedge agreements related to a portion of the UBS Facility. See
Note 9. Cash Flow Hedges for a description of these agreements. As of March 31, 2000, the UBS Facility was secured by 40 Office Properties and four Hotel Properties. Subsequent to March 31, 2000, the Operating Partnership sold two Office Properties securing the UBS Facility. The net proceeds of the sale of these Properties were used to repay amounts outstanding under the UBS Facility. The UBS Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Operating Partnership was in compliance with all covenants related to the UBS Facility for the March 31, 2000 reporting period.

9.   CASH FLOW HEDGES:

         The Operating Partnership does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable rate debt. The Operating Partnership accounts for its derivative instruments under SFAS No. 133, which was adopted in the third quarter of 1999.

         In September 1999, the Operating Partnership entered into a four-year cash flow hedge agreement with Salomon Brothers Holding Company, Inc. ("Salomon") for a notional amount of $200,000 relating to the BankBoston Term
Note II. As a result of the cash flow hedge agreement, the interest rate on the underlying note, which was originally issued at a floating interest rate of 30-day LIBOR plus 325 basis points, was effectively converted to a fixed weighted average interest rate of 9.43% through maturity. Effective February 1, 2000, the Operating Partnership renegotiated certain terms and covenants under the BankBoston Term Note II. At such time, the interest rate on the underlying note increased to 30-day LIBOR plus 400 basis points, and consequently, the effective fixed weighted average interest rate increased to 10.18% through maturity. During the three months ended March 31, 2000, the cash flow hedge agreement with Salomon resulted in approximately $50 of additional interest expense.

         Effective February 4, 2000, the Operating Partnership entered into a three-year cash flow hedge agreement with Fleet, for a notional amount of $200,000, relating to a portion of the UBS Term Loan I and the UBS Line of Credit. As a result, the interest rate on $200,000 of the amount under the UBS Term Loan I and the UBS Line of Credit, which were originally issued at a floating interest rate of LIBOR plus 250 basis points, was effectively converted to a fixed weighted average interest rate of 9.61% through maturity. During the three months ended March 31, 2000, the cash flow hedge agreement with Fleet resulted in approximately $384 of additional interest expense.

         Effective April 18, 2000, the Operating Partnership entered into a four-year cash flow hedge agreement with Fleet, for a notional amount of $100,000, relating to a portion of the UBS Term Loan II. As a result, the interest rate on $100,000 of this loan, which was originally issued at a floating interest rate of LIBOR plus 275 basis points, was effectively converted to a fixed weighted average interest rate of 9.51% through maturity. Fleet has an option to terminate the agreement at the end of the third year of the agreement.

10.  SETTLEMENT OF MERGER DISPUTE:

         On April 14, 1999, the Company and Station entered into a settlement agreement for the mutual settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station, which the Company terminated in August 1998. As part of the settlement agreement, the Company paid $15,000 to Station on April 22, 1999.

11.  MINORITY INTEREST:

         Minority interest represents joint venture and preferred equity interests held by third parties in other consolidated subsidiaries.

12.  SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

         During the first quarter of 2000, the Operating Partnership formed Funding IX and contributed six Office Properties and one Hotel Property to Funding IX. The Operating Partnership owns 100% of the voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of March 31, 2000, the Operating Partnership had sold $100,000 of non-voting, redeemable preferred Class A Units in Funding IX to GMAC Commercial Mortgage Corporation ("GMACCM"). The Class A Units receive a preferred variable rate dividend based on 30-day LIBOR, or approximately 10.6% per annum as of March 31, 2000, and are redeemable at the option of the Operating Partnership at the original purchase price. Subsequent to March 31, 2000, the Operating Partnership sold an additional $10,000 of Class A Units in Funding IX to GMACCM.

         As of May 10, 2000, the net proceeds of $108,100 from the sale of the Class A Units were loaned to a wholly-owned subsidiary of the Company which used these proceeds to repurchase 6,089,604 of the Company's outstanding common shares. These shares will be held in the subsidiary of the Company until the Class A Units are redeemed. Distributions will continue to be paid by the Company on the repurchased common shares and will be used to pay dividends on the Class A Units. See Note 13. Partner's Capital - Share Repurchase Program.

         The Operating Partnership expects to contribute an additional Office Property and an additional Hotel Property to Funding IX during the second quarter of 2000. Following the contribution of these Properties and the satisfaction of other conditions relating to the Properties, the Operating Partnership will have the right to sell to GMACCM an aggregate of $275,000 of Class A Units.

         The Operating Partnership is actively marketing the Office Properties held by Funding IX for joint venture and will use the proceeds from any joint venture or sale of a Property held by Funding IX, to redeem the preferred Class A Units.

13.  PARTNERS' CAPITAL:

         Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the three months ended March 31, 2000, there were 14,562 units exchanged for 29,124 common shares of the Company.

SHARE REPURCHASE PROGRAM

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of its outstanding common shares from time to time in the open market or through privately negotiated transactions, in an amount not to exceed $500,000. The repurchase of common shares by the Company will decrease the Company's limited partner interest, which will result in an increase in net income per unit.

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

         During the three months ended March 31, 2000, the Company repurchased 161,000 common shares in the open market at an average price of $17.53 per common share for an aggregate of approximately $2,823. Subsequent to March 31, 2000, the Company repurchased 1,926,500 common shares in the open market at an average price of $18.16 per common share for an aggregate of $34,976. In addition, subsequent to March 31, 2000, the Company repurchased 4,002,104 common shares at an average price of $17.49 per common share for an aggregate of approximately $70,000, substantially settling the "Share Repurchase Agreement" with UBS. See "Share Repurchase Agreement" below for a description of the agreement. All of the common shares repurchased by the Company will be held in a wholly-owned subsidiary of the Company. Pursuant to an agreement between the Company and the subsidiary, the Company is required to purchase these common shares from the subsidiary no later than March 15, 2003, at which time the shares will be retired. The presentation in these financial statements assumes that the Company has purchased the shares from the wholly-owned subsidiary and retired these shares. Based on these assumptions, the Company's limited partner interest decreased, which in turn resulted in an increase in net income per unit.

         The purchase of the 6,089,604 common shares was financed with the proceeds of the sale of Class A Units in Funding IX. See Note 12. Sale of Preferred Equity Interests in Subsidiary.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement with UBS to repurchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to repurchase 4,789,580 common shares, or approximately $84,100 of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to repurchase from UBS by January 4, 2001 to approximately 5,800,000 common shares, or approximately $102,000 of the Company's common shares (as amended, the "Share Repurchase Agreement"). The price the Company is obligated to pay for the common shares (the "Settlement Price") is calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus a return to UBS of 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return to UBS under the agreement is equal to 30-day LIBOR plus 250 basis points.

         The Company may settle the Share Repurchase Agreement in cash or common shares. If the Company fulfills its settlement obligations in cash, the Operating Partnership will repurchase a portion of the Company's limited partner interest for an amount approximately equal to the cash required to settle the Company's obligations under the Share Repurchase Agreement. In the event that the Company elects to fulfill the Share Repurchase Agreement in common shares, UBS will sell the common shares on behalf of the Company in the open market. If, as a result of a decrease in the market price of the common shares, the number of common shares required to be sold to achieve the Settlement Price exceeds the number of common shares purchased by UBS in connection with the agreement, the Company will deliver additional cash or common shares to UBS. The issuance of additional common shares will increase the Company's limited partner interest, which will result in reduction in the Operating Partnership's net income per unit and net book value per unit. If the Company elects to fulfill the Share Repurchase Agreement in common shares, and the market price of the common shares is greater than the Settlement Price, UBS will return a portion of the common shares that it purchased in the open market to the Company. If UBS returns common shares to the Company, the Operating Partnership will repurchase a portion of the Company's limited partner interest in the Operating Partnership, which will result in an increase in net income per unit and net book value per unit.

         If the common share price on the NYSE falls below the Settlement Price calculated approximately every two weeks, the Company is required to remit cash collateral to UBS equal to the product of the number of common shares purchased by UBS and 115% of the difference between the Settlement Price and the closing price of the common shares as reported on the NYSE. If the Company elects to settle the Share Repurchase Agreement in cash, any cash collateral held by UBS will be used to "pay-down" the Settlement Price. If the Company elects to settle the Share Repurchase Agreement in common shares, UBS will release all claims to any cash collateral they hold at that time. On February 18, 2000, the Company posted cash collateral of $8,700 to UBS, as a result of a decline in the common share price. As of March 31, 2000, no additional cash collateral was due to UBS.

         Subsequent to March 31, 2000, the Company purchased 4,002,104 common shares from UBS at an average cost of $17.49 per common share, substantially settling the Share Repurchase Agreement. In connection with this purchase, UBS returned approximately $5,980 of the cash collateral posted to the Company as a result of substantially settling the Share Repurchase Agreement. The purchase was funded through the sale of Class A Units in Funding IX. See Note 12. Sale of Preferred Equity Interests in Subsidiary and see also "Share Repurchase Program" above for a description of the effect of this transaction on the Company's interest in the Operating Partnership.

DISTRIBUTIONS

Units

         On February 17, 2000, the Operating Partnership paid a distribution of $74,542, or $1.10 per unit to holders of record on January 28, 2000. The distribution represented an annualized distribution of $4.40 per unit.

         On April 17, 2000, the Operating Partnership declared a distribution of $74,628, or $1.10 per unit, to holders of record on April 28, 2000. The distribution represents and annualized distribution of $4.40 per unit and is payable on May 15, 2000.

Preferred Units

         On February 17, 2000, the Operating Partnership paid a distribution on its Series A Preferred Units of $3,375, or $0.421875 per unit, to the Company, which was the sole holder of record on January 28, 2000. The distribution represented an annualized distribution of $1.6875 per preferred unit.

         On April 17, 2000, the Operating Partnership declared a distribution on its Series A Preferred Units of $3,375, or $0.421875 per unit, to the Company, which was the sole holder of record on April 28, 2000. The distribution represents and annualized distribution of $1.6875 per preferred unit and is payable on May 15, 2000.

14.  RELATED PARTY INVESTMENT:

       As of March 31, 2000, the Operating Partnership, upon the approval of CREE, Ltd. and the independent members of the Board of Trust Managers of the Company, had contributed approximately $23,500 of a $25,000 commitment to DBL Holdings, Inc. ("DBL"). The total contribution will be made though a combination of loans and equity investments. The Operating Partnership has a 97.4% non-voting interest in DBL.

       The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary, which committed to purchase $25,000 of limited partnership interests in G2 Opportunity Fund, LP ("G2"), representing a limited partnership interest of approximately 12.5%. DBL-ABC, Inc. is committed to contribute the balance of $1,500 upon demand of the general partner of G2. G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMAC. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and member of the Strategic Planning Committee of CREE, Ltd., and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company and member of the Strategic Planning Committee of CREE, Ltd., each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP. At March 31, 2000, DBL's primary holdings consisted of the 12.5% investment in G2.

15.  CBHS:

BEHAVIORAL HEALTHCARE SEGMENT

        As of December 31, 1999, all of the Behavioral Healthcare Properties were leased by the Operating Partnership to CBHS under a master lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions, and on February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has stated in its bankruptcy petitions that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

         Effective February 29, 2000, the Non-Core Properties were terminated from the master lease, although the aggregate rent due under the master lease was not reduced as a result, except as described below with respect to sales of Non-Core Properties. See Note 16. Dispositions for a description of recent dispositions of Non-Core Properties. The Core Properties remain subject to the master lease. The Operating Partnership agreed with CBHS that, upon each sale by the Operating Partnership of Non-Core Properties, the monthly minimum rent due from CBHS under the master lease would be reduced by a specified percentage of the net proceeds of such sale. Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding.

         As of March 31, 2000, the Behavioral Healthcare Segment consisted of 77 Behavioral Healthcare Properties in 24 states, 37 of which are designated as Core Properties and were leased to CBHS and its subsidiaries under a triple-net master lease, and 40 of which are designated as Non-Core Properties. Subsequent to March 31, 2000, the Operating Partnership sold two of the Non-Core Properties. The Operating Partnership has also entered into contracts or letters of intent to sell 11 additional Non-Core Properties. The remaining 27 Non-Core Properties, which are the Properties at which CBHS has ceased operations or is planning to cease operations, are being actively marketed for sale.

         An auction for the core operating assets of CBHS was held on May 10, 2000, as part of the bankruptcy proceedings relating to CBHS. The results of the auction are preliminary pending court approval.

16.  DISPOSITIONS:

Office & Retail Segment

         During the three months ended March 31, 2000, the Operating Partnership completed the sale of six wholly owned Office Properties and was actively marketing four additional Office Properties for sale as of March 31, 2000. The six Office Properties sold were previously classified as held for disposition. The sales of the six Office Properties generated approximately $146,600 of net proceeds. The proceeds were used primarily to pay down variable-rate debt. The Operating Partnership recognized a net gain of approximately $13,200 in the first quarter of 2000, related to the sales of five of the Office Properties that were sold during the three months ended March 31, 2000, and, during the year ended December 31, 1999, recognized an impairment loss of $16,800 on the remaining Office Property. For the three months ended March 31, 2000, the Operating Partnership recognized an impairment loss of approximately $5,000 on one Office Property classified as held for disposition, which was sold subsequent to March 31, 2000. The impairment loss represented the difference between the carrying value of the Office Property and the sales price less costs of the sale, and is included in Gain on Property Sales, net. Subsequent to March 31, 2000, the Operating Partnership had completed the sale of two of the four Office Properties held for disposition at March 31, 2000. The sales of these Office Properties generated approximately $34,800 of net proceeds, which were used primarily to pay down variable-rate debt. The Operating Partnership has also entered into contracts relating to the sale of the remaining two Office Properties. The sales of these Properties are expected to close by the end of the second quarter of 2000.

Behavioral Healthcare Segment

         During the three months ended March 31, 2000, the Operating Partnership completed the sale of 11 of the 51 Non-Core Properties classified as held for disposition. The sales generated approximately $38,300 in net proceeds and a net gain of approximately $9,600. As of March 31, 2000, 40 Non-Core Properties were classified as held for disposition. Subsequent to March 31, 2000, the Operating Partnership completed the sale of two additional Non-Core Properties held for disposition. The sale generated approximately $2,800 in net proceeds and a net gain of approximately $500. The net proceeds from the sale of all 13 Non-Core Properties sold subsequent to December 31, 1999 were primarily used to pay down variable-rate debt. The Operating Partnership has also entered into contracts or letters of intent to sell an additional 11 Non-Core Properties. See Note 15. CBHS.

Other

         The Woodlands Commercial Properties Company, L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (retail and office/venture tech portfolio) located in The Woodlands. The sale of the retail portfolio, including the Operating Partnership's four Retail Properties located in The Woodlands, closed on January 5, 2000, and generated approximately $49,800 of net proceeds, of which the Operating Partnership's portion was approximately $37,300. The Woodlands Retail Properties were sold at a net gain of approximately $9,000, of which the Operating Partnership's portion was approximately $6,900. The proceeds to the Operating Partnership were used primarily to pay down variable-rate debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1. Financial Statements of this document and the more detailed information contained in the Operating Partnership's Form 10-K for the year ended December 31, 1999. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section have the meanings given to them in the notes to the financial statements in Item 1. Financial Statements.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe," "expect" and "may".

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

         The following sections include information for each of the Operating Partnership's investment segments for the three months ended March 31, 2000.

OFFICE AND RETAIL SEGMENT

         The following tables show the same-store net operating income growth for the approximately 28.3 million square feet of Office Property space owned as of March 31, 2000, excluding approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Operating Partnership owns a 50% non-controlling interest.

                                    FOR THE THREE MONTHS         PERCENTAGE/
                                       ENDED MARCH 31,             POINT
                                 --------------------------       INCREASE
                                   2000              1999        (Decrease)
                                 --------          --------      ----------
   (IN MILLIONS)
Same-store Revenues              $  142.5          $  138.6         2.8%
Same-store Expenses                 (61.1)            (59.2)        3.2%
                                 --------          --------
Net Operating Income             $   81.4          $   79.4         2.5%
                                 ========          ========

Weighted Average Occupancy           90.9%(1)          93.0%       (2.1)pt



---------------------------------
(1) The decline in weighted-average occupancy is due to three significant lease expirations; two at year-end 1999 and one in the first quarter of 2000. To date, approximately 61% of the expiring space has been re-leased, with commencement dates over the next two quarters.

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leases compared to expiring leasing rates at the Operating Partnership's Office Properties owned as of March 31, 2000.

                                            FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   -------------------------------------------------------------
                                         SIGNED                EXPIRING            PERCENTAGE
                                         LEASES                 LEASES              INCREASE
                                   --------------------   --------------------    --------------
Renewed or re-leased (1)             819,000 sq. ft.               N/A                 N/A
Weighted average full-
     service rental rate (2)        $  24.51 per sq. ft.   $  21.36 per sq. ft.         15%
FFO annual net effective
     rental rate (3)                $  15.25 per sq. ft.   $  12.09 per sq. ft.         26%



---------------------------------
(1)  All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

HOTEL/RESORT SEGMENT

         The following table shows weighted average occupancy, average daily rate and revenue per available room/guest for the Hotel Properties for the three months ended March 31, 2000 and 1999.

                                              FOR THE THREE MONTHS        PERCENTAGE/
                                                 ENDED MARCH 31,            POINT
                                          --------------------------       INCREASE
                                             2000            1999         (DECREASE)
                                          ----------      ----------      ----------
UPSCALE BUSINESS CLASS HOTELS:
Weighted average occupancy                        74%             74%              0 pt
Average daily rate                        $      131      $      129               2%
Revenue per available room                $       97      $       95               2%

LUXURY SPA RESORTS:
Weighted average occupancy                        76%             79%             (3)pt(1)
Average daily rate                        $      361      $      313              15%
Revenue per available room                $      275      $      248              11%

DESTINATION FITNESS RESORTS AND SPAS:
Weighted average occupancy (2)                    91%             91%              0 pt
Average daily rate (3)                    $      589      $      544               8%
Revenue per available guest (4)           $      525      $      483               9%
                                          ----------      ----------      ----------

TOTAL HOTEL PROPERTIES:
Weighted average occupancy                        77%             77%              0 pt
Average daily rate                        $      250      $      234               7%
Revenue per available room/guest          $      192      $      180               7%


-----------------
(1) This decline in occupancy is primarily due to inclement weather conditions in northern California in the first quarter of 2000.

(2) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights, which is the maximum number of guests that the resort can accommodate per night, for the period.

(3) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.

(4) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

         The following table shows pro forma Hotel Property same-store rental income for the three months ended March 31, 2000 and 1999, including weighted average base rent with scheduled rent increases that would be taken into account under GAAP, and percentage rent, for the nine Hotel Properties owned as of January 1, 1999. Management believes that the pro forma rental income, which excludes the effect of the change in accounting for contingent rental revenues that was adopted January 1, 2000, is the best measure of same-store rental income growth for both periods.

                                            FOR THE THREE MONTHS
                                               ENDED MARCH 31,
                                         -------------------------     PERCENTAGE
                                            2000          1999          INCREASE
                                         ----------     ----------     ----------
       (IN THOUSANDS)
Upscale Business Class Hotels            $    6,685     $    6,661              0%
Luxury Spa Resorts                            6,644          5,471             21(1)
Destination Fitness Resorts and Spas          3,518          3,271              8
                                         ----------     ----------     ----------
All Hotel Properties                     $   16,847     $   15,403              9%
                                         ==========     ==========     ==========


-----------------
(1) Of the 21% same-store rental income growth, approximately 13 percentage points are due to the $21.0 million expansion project at Sonoma Mission Inn and Spa.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Operating Partnership owns economic interests in five Residential Development Corporations through the residential development property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in 18 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties. Management plans to maintain the Residential Development segment at its current investment level and reinvest returned capital into residential development projects that it expects to achieve comparable rates of return.

The Woodlands Land Development, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

                                          FOR THE THREE MONTHS
                                            ENDED MARCH 31,
                                 ------------------------------------
                                     2000                    1999
                                 ------------            ------------
Residential lot sales                     563                     511
Average sales price per lot      $     46,195            $     49,393
Commercial land sales                      21 acres                 8 acres
Average sales price per acre     $    312,761            $    377,665


o Residential lot sales increased by 52 lots or 10.2%, for the three months ended March 31, 2000 compared to the same period in 1999.

o The Woodlands estimates that additional sales of approximately 1,500 residential lots and 60 acres of commercial land will close during the remainder of 2000.

o Future buildout of The Woodlands is estimated at approximately 14,000 residential lots and approximately 1,900 acres of commercial land, of which approximately 1,000 residential lots and 1,400 acres are currently in inventory.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

                                           FOR THE THREE MONTHS
                                             ENDED MARCH 31,
                                     --------------------------------
                                         2000               1999
                                     --------------    --------------
Residential lot sales                         44                36
Average sales price per lot(1)         $ 533,000         $ 435,000




-------------------
(1)   Including equity golf memberships.

     o The average sales price per lot increased by $98,000 or 23%, as a reflection of a higher price product mix sold for the three months ended March 31, 2000 compared to the same period in 1999.

     o Future buildout of Desert Mountain is estimated at approximately 650 residential lots, of which approximately 140 are currently in inventory.

Crescent Development Management Corporation ("CDMC"), Beaver Creek, Colorado:

                                      FOR THE THREE MONTHS
                                         ENDED MARCH 31,
                                    --------------------------
                                       2000           1999
                                    ------------   -----------
Active projects                              13             7
Residential lot sales                         1             6
Townhome sales                                2            11
Single-family home sales                      5             2
Equivalent timeshare unit sales              --             4
Condominium sales                             1            --
Total Revenue (in millions)              $ 30.1        $ 25.9



o CDMC experienced 16% growth in total revenue for the first quarter of 2000 compared to the first quarter of 1999.

o In April 1999, a partnership in which CDMC has a 64% economic interest completed the purchase of Riverfront Park (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25.0 million. The development of Riverfront Park is expected to begin in the summer of 2000. The first phase will consist of one condominium project and two loft projects with prices ranging from $0.2 million to $2.5 million. Park Place, one of the first residential projects in this first phase, consisting of 71 lofts, commenced pre-selling in January 2000. As of May 10, 2000, contracts had been signed on 85% of the 71 lofts. In the first quarter of 2000, the partnership has entered into contracts relating to the sale of 8.3 acres of Riverfront Park, which are expected to close by the end of the fourth quarter of 2000. The acreage is in close proximity to several major entertainment and recreational facilities including Coors Field (home to the Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park), the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets) and the new downtown Commons Park. An adjacent 28 acres is expected to be commercially developed by another company, thus providing a major mixed-use community adjacent to the lower downtown area of Denver.

o Main Street Station, a premier slope-side residential development in Breckenridge, Colorado, is expected to begin development in the late spring of this year. Contracts on all of the 82 condominiums were signed within the first six hours of pre-selling. Prices range from $0.2 million to $2.5 million.

o CDMC estimates the following sales for the year 2000 from its 13 active projects: approximately 380 residential lots, 15 townhomes, five single-family homes, and 40 condominiums.

o As of March 31, 2000, contracts relating to 80% of the sales anticipated during the full year 2000 had been executed.

Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas:

                                            FOR THE THREE MONTHS
                                              ENDED MARCH 31,
                                         ---------------------------
                                            2000            1999
                                         -----------     -----------
Residential lot sales                            11               8
Average sales price per lot (1)            $ 88,182       $ 131,875


-----------------------

(1) Decrease in average sales price per lot between years is due to a change in product mix.

Houston Area Development Corp. ("Houston Area Development"), Houston, Texas:


                                              FOR THE THREE MONTHS
                                                ENDED MARCH 31,
                                           ---------------------------
                                               2000           1999
                                           ------------   ------------
Residential lot sales                               55             46
Average sales price per lot                   $ 29,909       $ 27,022


TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of March 31, 2000, the Operating Partnership held an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly own the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, which is owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COI, in which the Operating Partnership has no interest. COI holds an indirect 0.4% interest in the Temperature-Controlled Logistics Partnerships. COI has an option to require the Operating Partnership to purchase COI's remaining 1% economic interest, representing all of the voting stock, in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Company, adversely affect the status of the Company as a REIT, for an aggregate price, payable by the Operating Partnership, of approximately $3.4 million.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, entered into triple-net master leases of the Temperature-Controlled Logistics Properties with certain of the Temperature-Controlled Logistics Corporations. Each of the Temperature-Controlled Logistics Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. Under the leases, AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance, and repair of property as well as property capital expenditures in excess of $5.0 million annually. For the three months ended March 31, 2000, rental revenues were approximately $41.6 million of which base rent represented approximately 80%. AmeriCold Logistics has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. As of March 31, 2000, the Operating Partnership's share of deferred rent was approximately $2.1 million.

         Management believes that earnings before interest, taxes, depreciation and amortization and rent ("EBITDAR") is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics.

         This table shows EBITDAR and lease payments for AmeriCold Logistics for the three months ended March 31, 2000.

                                     FOR THE THREE
                                      MONTHS ENDED
                                     MARCH 31, 2000
                                   ------------------
EBITDAR(1)                              $ 38.5
Lease Payment                           $ 41.9

-----------------
(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

o During the first quarter of 2000, the Temperature-Controlled Logistics Corporations completed and opened $30.6 million of expansion and new product, representing approximately 16.6 million cubic feet (0.8 million square feet).

o The Temperature-Controlled Logistics Corporations have approximately $50.0 to $75.0 million of expansion and new product temperature-controlled logistics facilities under review for development or acquisition during 2000.

BEHAVIORAL HEALTHCARE SEGMENT

         As of December 31, 1999, all of the Behavioral Healthcare Properties were leased by the Operating Partnership to CBHS under a master lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions, and on February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has stated in its bankruptcy petitions that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

         During the three months ended March 31, 2000, the Operating Partnership received cash rental payments of approximately $2.1 million from CBHS. See "Liquidity and Capital Resources - CBHS" below for a complete description of the current status of CBHS, the voluntary filing of Chapter 11 bankruptcy petitions by CBHS and its subsidiaries and the Operating Partnership's investment in the Behavioral Healthcare Properties.

         At March 31, 2000, the Operating Partnership's investment in the Behavioral Healthcare Properties represented approximately 5% of its total assets and approximately 1% of consolidated rental revenues for the three months ended March 31, 2000.

                              RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's financial data as a percentage of total revenues for the three month periods ended March 31, 2000 and 1999 and the variance in dollars between the three month periods ended March 31, 2000 and 1999. See Note 6. Segment Reporting included in Item 1. Financial Statements for financial information about investment segments.


                                                    FINANCIAL DATA AS A PERCENTAGE     TOTAL VARIANCE IN
                                                      OF TOTAL REVENUES FOR THE         DOLLARS BETWEEN
                                                     THREE MONTHS ENDED MARCH 31,       THE THREE MONTHS
                                                   -------------------------------       ENDED MARCH 31,
                                                       2000               1999           2000 AND 1999
                                                   ------------       ------------     -----------------
REVENUES
  Office and retail properties                             84.8%              80.8%      $        (0.9)
  Hotel properties                                         10.0                8.3                 2.1
  Behavioral healthcare properties                          1.2                7.4               (11.7)
  Interest and other income                                 4.0                3.5                 0.6
                                                   ------------       ------------       -------------
   TOTAL REVENUES                                         100.0              100.0                (9.9)
                                                   ------------       ------------       -------------

EXPENSES
  Operating expenses                                       37.1               34.7                 0.7
  Corporate general and administrative                      3.0                2.2                 1.2
  Interest expense                                         29.7               22.9                 9.8
  Amortization of deferred financing costs                  1.3                1.7                (0.8)
  Depreciation and amortization                            17.6               18.1                (2.7)
  Settlement of merger dispute                               --                8.0               (15.0)
                                                   ------------       ------------       -------------
   TOTAL EXPENSES                                          88.7               87.6                (6.8)
                                                   ------------       ------------       -------------
OPERATING INCOME                                           11.3               12.4                (3.1)

OTHER INCOME
  Equity in net income of unconsolidated
   companies:
   Office and retail properties                             1.5                1.1                 0.7
   Temperature-controlled logistics properties              2.3                3.1                (1.7)
   Residential development properties                       6.0                4.6                 1.9
   Other                                                    1.3                0.2                 2.0
   TOTAL EQUITY IN NET INCOME FROM                 ------------       ------------       -------------
     UNCONSOLIDATED COMPANIES:                             11.1                9.0                 2.9


  Gain on property sales, net                              12.9                 --                22.6

                                                   ------------       ------------       -------------
   TOTAL OTHER INCOME                                      24.0                9.0                25.5
                                                   ------------       ------------       -------------

INCOME BEFORE MINORITY INTERESTS
  AND EXTRAORDINARY ITEM                                   35.3               21.4                22.4

  Minority interests                                       (0.3)              (0.2)               (0.4)
                                                   ------------       ------------       -------------

INCOME BEFORE EXTRAORDINARY ITEM                           35.0               21.2                22.0

  Extraordinary item                                       (2.5)                --                (4.4)
                                                   ------------       ------------       -------------

NET INCOME                                                 32.5               21.2                17.6

  Preferred unit distributions                             (1.9)              (1.8)                 --
  Share repurchase agreement return                        (1.2)                --                (2.1)
  Forward share purchase
       agreement return                                      --               (1.2)                2.2
                                                   ------------       ------------       -------------

NET INCOME AVAILABLE TO
  PARTNERS                                                 29.4%              18.2%      $        17.7
                                                   ============       ============       =============

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES

         Total revenues decreased $9.9 million, or 5.3%, to $175.8 million for the three months ended March 31, 2000, as compared to $185.7 million for the three months ended March 31, 1999.

         The decrease in Office and Retail Property revenues of $0.9 million for the three months ended March 31, 2000, or 0.6%, compared to the three months ended March 31, 1999, is attributable to:

               o a decrease in incremental revenue of $4.5 million due to the sale of the Office and Retail Properties in the first quarter of 2000; offset by

               o increased revenues of $3.6 million primarily as a result of increased weighted average full-service rental rates.

         The increase in Hotel Property revenues of $2.1 million for the three months ended March 31, 2000, or 13.6%, compared to the three months ended March 31, 1999, is primarily attributable to:

               o increased revenues of $0.8 million primarily due to an increase in base rents resulting from lease amendments entered into in connection with amounts paid by the Operating Partnership for capital improvements at Sonoma Mission Inn & Spa; and

               o the reclassification of the Renaissance Houston Hotel from the Office Property segment to the Hotel Property segment as a result of the restructuring of its lease on July 1, 1999, which resulted in $1.3 million of incremental revenues under the new lease.

         The decrease in Behavioral Healthcare Property revenue of $11.7 million for the three months ended March 31, 2000, or 84.8%, is attributable to the reflection of rent from CBHS on a cash basis beginning in the third quarter of 1999, and CBHS's failure to perform in accordance with its operating budget and subsequent filing of voluntary bankruptcy petitions by CBHS and its subsidiaries on February 16, 2000, which have resulted in a reduction of rent received to $2.1 million for the three months ended March 31, 2000.

EXPENSES

         Total expenses decreased $6.8 million, or 4.2%, to $155.9 million for the three months ended March 31, 2000, as compared to $162.7 million for the three months ended March 31, 1999.

         The increase in rental property operating expenses of $0.7 million for the three months ended March 31, 2000, or 1.1%, compared to the three months ended March 31, 1999, is attributable to:

               o a net increase in expenses of $1.9 million as a result of increased real estate taxes of $2.3 million, offset by a decrease in real estate taxes of $0.4 million due to Office Property dispositions; offset by

               o a decrease in expenses of $1.2 million due to the sale of the Office and Retail Properties.

         The increase in interest expense of $9.8 million for the three months ended March 31, 2000, or 23.1%, compared to the three months ended March 31, 1999, is primarily attributable to:

               o $10.7 million of incremental interest payable due to draws under the UBS Facility;

               o $5.0 million of incremental interest payable due under the BankBoston Term Note II which was obtained on September 14, 1999;

               o $1.0 million of incremental interest payable due to the refinancing of the Houston Center Office Property complex in September 1999; and

               o $3.2 million of incremental interest payable due to the refinancing of the Greenway Plaza Office Property complex in June 1999.

         The increase in interest expense is partially offset by:

               o a decrease of $9.9 million of interest payable due to the repayment and retiring of the BankBoston Credit Facility and the BankBoston Term Note I on February 4, 2000.

         The decrease in amortization of deferred financing costs of $0.8 million for the three months ended March 31, 2000, or 25.8%, compared to the three months ended March 31, 1999, is primarily attributable to the write-off of approximately $3.9 million in unamortized financing costs associated with the BankBoston Credit Facility and BankBoston Term Note II as a result of the repayment and retiring of these loans on February 4, 2000.

         The decrease in depreciation and amortization expense of $2.7 million, or 8.0%, compared to the three months ended March 31, 1999, is primarily attributable to the fact that no depreciation was recognized during the first quarter of 2000 on the Office Properties and Behavioral Healthcare Properties held for disposition.

         An additional decrease in expenses of $15.0 million is attributable to a decrease in non-recurring costs incurred during the three months ended March 31, 1999 in connection with the settlement of litigation relating to the merger agreement entered into January 1998 between the Company and Station.

OTHER INCOME

         Other income increased $25.5 million, or 153.6% to $42.2 million for the three months ended March 31, 2000, as compared to $16.6 million for the three months ended March 31, 1999. The components of the increase in other income are discussed below.

         The increase in equity in net income of unconsolidated companies of $2.9 million for the three months ended March 31, 2000, or 17.5%, compared to the three months ended March 31, 1999, is attributable to:

               o an increase in equity in net income of the unconsolidated Office and Retail Properties of $0.7 million, or 35.0% compared to the three months ended March 31, 1999, attributable to increased revenues at The Woodlands Commercial Properties Company L.P., due to the sale of its retail portfolio, including the Operating Partnership's four Retail Properties located in The Woodlands, during the three months ended March 31, 2000;

               o an increase in equity in net income of the Residential Development Corporations of $1.9 million for the three months ended March 31, 2000, or 22.1%, compared to the three months ended March 31, 1999, primarily as a result of (i) the increase in average sales price per lot at Desert Mountain, which, due to constant lot absorption between years, resulted in $1.2 million of incremental equity in net income to the Operating Partnership; (ii) an increase in residential lot sales at The Woodlands by 52 lots, which resulted in $0.8 million of incremental equity in net income to the Operating Partnership; and (iii) the increased in lot sales and average price per lot sold at Houston Area Development, which resulted in $0.4 million of incremental equity in net income to the Operating Partnership; partially offset by (iv) a decrease in sales activity at CDMC, which resulted in a decrease of $0.4 million of incremental equity in net income to the Operating Partnership; and (v) a decrease in average sales price per lot at Mira Vista, which resulted in a decrease of $0.1 million in equity in net income to the Operating Partnership; and

               o an increase in equity in net income of the other unconsolidated companies of $2.0 million for the three months ended March 31, 2000, or 666.7%, compared to the three months ended March 31, 1999, primarily as a result of the dividend income attributable to the 7.5% per annum cash flow preference of the Operating Partnership's $85.0 million preferred member interest in Metropolitan Partners, LLC, which the Operating Partnership purchased in May 1999.

         The increase in equity in net income of unconsolidated companies is partially offset by a decrease in equity in net income of the Temperature-Controlled Logistics Partnerships of $1.7 million for the three months ended March 31, 2000, or 29.8%, compared to the three months ended March 31, 1999, resulting primarily from:

               o the one-time tax benefit of approximately $2.9 million in the three months ended March 31, 1999, which resulted from the election of REIT status by one of the Temperature-Controlled Logistics Corporations in 1999; offset by

               o the change in ownership structure which created a $1.2 million increase in equity in net income from the Temperature-Controlled Logistics Partnerships for the three months ended March 31, 2000. Prior to March 12, 1999, the Temperature-Controlled Logistics Corporations reflected its equity in the operations of the Temperature-Controlled Logistics Properties. Subsequent to March 12, 1999, the Temperature-Controlled Logistics Corporations reflect equity in the rent it receives from AmeriCold Logistics, the lessee and owner of business operations.

         The increase in net gain on property sales of $22.6 million represents a gain recognized on property sales during the three months ended March 31, 2000, reduced by an impairment loss of $5.0 million recognized during the three months ended March 31, 2000 on one Office Property sold subsequent to March 31, 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $136.6 million and $72.1 million at March 31, 2000 and December 31, 1999, respectively. This 89.5% increase is attributable to $22.1 million and $175.6 million provided by operating and investing activities, respectively, partially offset by $133.2 million of cash used in financing activities.

OPERATING ACTIVITIES

         The Operating Partnership's cash provided by operating activities of $22.1 million is attributable to:

               o    $86.6 million from Property operations;

               o $21.5 million from a decrease in restricted cash and cash equivalents, primarily as a result of a decrease in property tax escrow deposits due to the payment of property taxes in January 2000; and

               o    $0.6 million from minority interests.

         The cash provided by operating activities is partially offset by:

               o $54.2 million from an decrease in accounts payable, accrued liabilities and other liabilities primarily due to the payment of property taxes during the three months ended March 31, 2000;

               o $22.6 million attributable to a net gain on the sale of Office, Retail and Behavioral Healthcare Properties;

               o $8.5 million representing equity in earnings in excess of distributions received from unconsolidated companies; and

               o $1.3 million from an increase in other assets, primarily attributable to an increase in prepaid assets.

INVESTING ACTIVITIES

         The Operating Partnership's cash provided by investing activities of $175.6 million is primarily attributable to:

               o $215.5 million of net sales proceeds attributable to the disposition of Office, Retail and Behavioral Healthcare Properties; and

               o $11.7 million attributable to a decrease in restricted cash and cash equivalents primarily due to a decrease in capital reserves at certain Office Properties.

         The Operating Partnership's cash provided by investing activities is partially offset by:

               o $16.6 million for recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties;

               o $15.1 million for the acquisition of land held for development in Houston;

               o $8.5 million for the development of investment properties, including expansions and renovations at the Hotel Properties;

               o $3.3 million for capital expenditures on rental properties, primarily attributable to non-recoverable building improvements for the Office and Retail Properties and replacement of furniture, fixtures and equipment for the Hotel Properties;

               o $5.0 million of additional investment in the Residential Development Corporations;

               o $1.2 million of additional investment in unconsolidated companies; and

               o    $2.5 million from an increase in notes receivable.

FINANCING ACTIVITIES

         The Operating Partnership's use of cash for financing activities of $133.2 million is primarily attributable to:

               o payments under the BankBoston Credit Facility of $510.0 million;

               o payments of $364.8 million of long-term debt, primarily attributable to payments of (i) $320.0 million on the BankBoston Term Note II, and (ii) $43.6 million for the retirement of the Metropolitan Life II Note;

               o    distributions paid to unitholders of $74.7 million;

               o debt financing costs of $17.7 million primarily related to capitalized financing costs in connection with the UBS Facility;

               o posting of cash collateral in connection with the Share Repurchase Agreement of $8.7 million; and

               o distributions paid to the holder of preferred units of $3.4 million.

         The use of cash for financing activities is partially offset by:

               o    net proceeds under the UBS Facility of $755.0 million; and

               o net capital proceeds from a joint venture partner of $91.2 million.

PROPERTY DISPOSITIONS

Office & Retail Segment

         During the three months ended March 31, 2000, the Operating Partnership completed the sale of six wholly owned Office Properties and was actively marketing four additional Office Properties for sale as of March 31, 2000. The six Office Properties sold were previously classified as held for disposition. The sales of the six Office Properties generated approximately $146.6 million of net proceeds. The proceeds were used primarily to pay down variable-rate debt. The Operating Partnership recognized a net gain of approximately $13.2 million in the first quarter of 2000, related to the sales of five of the Office Properties that were sold during the three months ended March 31, 2000, and, during the year ended December 31, 1999, recognized an impairment loss of $16.8 million on the remaining Office Property. For the three months ended March 31, 2000, the Operating Partnership recognized an impairment loss of approximately $5.0 million on one Office Property classified as held for disposition, which was sold subsequent to March 31, 2000. The impairment loss represented the difference between the carrying value of the Office Property and the sales price less costs of the sale. Subsequent to March 31, 2000, the Operating Partnership had completed the sale of two of the four Office Properties held for disposition at March 31, 2000. The sales of these Office Properties generated approximately $34.8 million of net proceeds, which were used primarily to pay down variable-rate debt. The Operating Partnership has also entered into contracts relating to the sale of the remaining two Office Properties. The sales of these Properties are expected to close by the end of the second quarter of 2000.

Behavioral Healthcare Segment

         During the three months ended March 31, 2000, the Operating Partnership completed the sale of 11 of the 51 Non-Core Properties classified as held for disposition. The sales generated approximately $38.3 million in net proceeds and a net gain of approximately $9.6 million. As of March 31, 2000, 40 Non-Core Properties were classified as held for disposition. Subsequent to March 31, 2000, the Operating Partnership completed the sales of two additional Non-Core

Properties held for disposition. The sales generated approximately $2.8 million in net proceeds and a net gain of approximately $0.5 million. The net proceeds from the sale of all 13 Non-Core Properties sold subsequent to December 31, 1999 were primarily used to pay down variable-rate debt. The Operating Partnership has also entered into contracts or letters of intent to sell an additional 11 Non-Core Properties. See "CBHS" below.

Other

         The Woodlands Commercial Properties Company, L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (retail and office/venture tech portfolio) located in The Woodlands. The sale of the retail portfolio, including the Operating Partnership's four Retail Properties located in The Woodlands, closed on January 5, 2000, and generated approximately $49.8 million of net proceeds, of which the Operating Partnership's portion was approximately $37.3 million. The Woodlands Retail Properties were sold at a net gain of approximately $9.0 million, of which the Operating Partnership's portion was approximately $6.9 million. The proceeds to the Operating Partnership were used primarily to pay down variable-rate debt.

CBHS

         As of December 31, 1999, all of the Behavioral Healthcare Properties were leased by the Operating Partnership to CBHS under a master lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions, and on February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has stated in its bankruptcy petitions that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

         Effective February 29, 2000, the Non-Core Properties were terminated from the master lease, although the aggregate rent due under the master lease was not reduced as a result, except as described below with respect to sales of Non-Core Properties. The Core Properties remain subject to the master lease. The Operating Partnership agreed with CBHS that, upon each sale by the Operating Partnership of Non-Core Properties, the monthly minimum rent due from CBHS under the master lease would be reduced by a specified percentage of the net proceeds of such sale. Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding.

         As of March 31, 2000, the Behavioral Healthcare Segment consisted of 77 Behavioral Healthcare Properties in 24 states, 37 of which are designated as Core Properties and were leased to CBHS and its subsidiaries under a triple-net master lease, and 40 of which are designated as Non-Core Properties. Subsequent to March 31, 2000, the Operating Partnership sold two of the Non-Core Properties. The Operating Partnership has also entered into contracts or letters of intent to sell 11 additional Non-Core Properties. The remaining 27 Non-Core Properties, which are the Properties at which CBHS has ceased operations or is planning to cease operations, are being actively marketed for sale.

         An auction for the core operating assets of CBHS was held on May 10, 2000, as part of the bankruptcy proceedings relating to CBHS. The results of the auction are preliminary pending court approval.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of March 31, 2000, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities. In connection with the issuances of securities pursuant to the Shelf Registration Statement, the Company contributes the net proceeds of these issuances to the Operating Partnership for its use in exchange for an increase in its limited partner interest in the Operating Partnership.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

         During the first quarter of 2000, the Operating Partnership formed Funding IX and contributed six Office Properties and one Hotel Property to Funding IX. The Operating Partnership owns 100% of the voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of March 31, 2000, the Operating Partnership had sold $100.0 million of non-voting, redeemable preferred Class A Units in Funding IX to GMACCM. The Class A Units receive a preferred variable rate dividend based on 30-day LIBOR, or approximately 10.6% per annum as of March 31, 2000, and are redeemable at the option of the Operating Partnership at the original purchase price. Subsequent to March 31, 2000, the Operating Partnership sold an additional $10.0 million of Class A Units in Funding IX to GMACCM.

         As of May 10, 2000, the net proceeds of $108.1 million from the sale of the Class A Units were loaned to a wholly-owned subsidiary of the Company, which used these proceeds to repurchase 6,089,604 of the Company's outstanding common shares. These shares will be held in the subsidiary until the Class A Units are redeemed. Distributions will continue to be paid by the Company on the repurchased common shares and will be used to pay dividends on the Class A Units. See "Share Repurchase Program" below.

         The Operating Partnership expects to contribute an additional Office Property and an additional Hotel Property to Funding IX during the second quarter of 2000. Following the contribution of these Properties and the satisfaction of other conditions relating to the Properties, the Operating Partnership will have the right to sell to GMACCM an aggregate of $275.0 million of Class A Units.

         The Operating Partnership is actively marketing the Office Properties held by Funding IX for joint venture and will use the proceeds from any joint venture or sale of a Property held by Funding IX, to redeem the preferred Class A Units.

SHARE REPURCHASE PROGRAM

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of its outstanding common shares from time to time in the open market or through privately negotiated transactions, in an amount not to exceed $500.0 million. The repurchase of common shares by the Company will decrease the Company's limited partner interest, which will result in an increase in net income per unit.

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

         During the three months ended March 31, 2000, the Company repurchased 161,000 common shares in the open market at an average price of $17.53 per common share for an aggregate of approximately $2.8 million. Subsequent to March 31, 2000, the Company repurchased 1,926,500 common shares in the open market at an average price of $18.16 per common share for an aggregate of $35.0 million. In addition, subsequent to March 31, 2000, the Company repurchased 4,002,104 common shares at an average price of $17.49 per common share for an aggregate of approximately $70.0 million, substantially settling the "Share Repurchase Agreement" with UBS. See "Share Repurchase Agreement" below for a description of the agreement. All of the common shares repurchased by the Company will be held in a wholly-owned subsidiary of the Company. Pursuant to an agreement between the Company and the subsidiary, the Company is required to repurchase these common shares from the subsidiary no later than March 15, 2003, at which time the shares will be retired. The presentation in these financial statements assumes that the Company has purchased the shares from the wholly-owned subsidiary and retired these shares. Based on these assumptions, the Company's limited partner interest decreased, which in turn resulted in an increase in net income per unit.

         The purchase of the 6,089,604 common shares was financed with the proceeds of the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement with UBS to repurchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to repurchase 4,789,580 common shares, or approximately $84,100 of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to repurchase from UBS by January 4, 2001 to approximately 5,800,000 common shares, or approximately $102,000 of the Company's common shares (as amended, the "Share Repurchase Agreement"). The price the Company is obligated to pay for the common shares (the "Settlement Price") is calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus a return to UBS of 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return to UBS under the agreement is equal to 30-day LIBOR plus 250 basis points.

         The Company may settle the Share Repurchase Agreement in cash or common shares. The Company currently intends to settle the Share Repurchase Agreement to UBS in cash, by purchasing and retiring the shares with proceeds from Office Property joint ventures and financing arrangements. If the Company fulfills its settlement obligations in cash, the Operating Partnership will repurchase a portion of the Company's limited partner interest for an amount approximately equal to the cash required to settle the Company's obligations under the Share Repurchase Agreement. This will decrease the Operating Partnership's liquidity and result in an increase in the Operating Partnership's net income per unit. The Company, however, will continue to evaluate its sources of capital and the potential uses of its capital until the time that settlement is required under the Share Repurchase Agreement or until such earlier time as it determines to settle the Share Repurchase Agreement.

         In the event that the Company elects to fulfill the Share Repurchase Agreement in common shares, UBS will sell the common shares on behalf of the Company on the open market. If, as a result of a decrease in the market price of the common shares, the number of common shares required to be sold to achieve the Settlement Price exceeds the number of common shares purchased by UBS in connection with the agreement, the Company will deliver additional cash or common shares to UBS. The issuance of additional common shares would increase the Company's limited partner interest, and result in a decrease in the Operating Partnership's net income per unit and net book value per unit. If the Company elects to fulfill the Share Repurchase Agreement in common shares, and the market price of the common shares is greater than the Settlement Price, UBS will return a portion of the common shares that it purchased in the open market to the Company. If UBS returns common shares to Company, the Operating Partnership will repurchase a portion of the Company's limited partner interest in the Operating Partnership, which will result in an increase in net income per unit and net book value per unit.

         If the common share price on the NYSE falls below the Settlement Price calculated approximately every two weeks, the Company is required to remit cash collateral to UBS equal to the product of the number of common shares purchased by UBS and 115% of the difference between the Settlement Price and the closing price of the common shares as reported on the NYSE. If the Company elects to settle the Share Repurchase Agreement in cash, any cash collateral held by UBS will be used to "pay-down" the Settlement Price. If the Company elects to settle the Share Repurchase Agreement in common shares, UBS will release all claims to any cash collateral they hold at that time. On February 18, 2000, the Company posted cash collateral of $8.7 million to UBS, as a result of a decline in the common share price. As of March 31, 2000, no cash collateral was due to UBS.

         According to the terms of the Share Repurchase Agreement, had the agreement been settled, and the average cost of common shares to UBS on March 31, 2000 of approximately $17.45 been used, the Company would have had to repurchase the 5,800,000 common shares from UBS for approximately $101.4 million. In that event, the Operating Partnership's liquidity would have decreased and the Operating Partnership's net income - diluted per unit would have been approximately $0.76 for the quarter ended March 31, 2000.

         Subsequent to March 31, 2000, the Company purchased 4,002,104 common shares from UBS, at an average cost of $17.49 per common share, substantially settling the Share Repurchase Agreement. In connection with this purchase, UBS returned approximately $6.0 million of the cash collateral posted to the Company as a result of substantially settling the Share Repurchase Agreement. The purchase was funded through the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" and see also "Share Repurchase Program" above for a description of the effect of this transaction on the Company's interest in the Operating Partnership.

METROPOLITAN

         The Operating Partnership's $85.0 million preferred member interest in Metropolitan Partners, LLC ("Metropolitan") at March 31, 2000 would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85.0 million, plus an amount sufficient to provide a 9.5% internal rate of return to the Operating Partnership. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Operating Partnership may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price of $24.61.

UBS FACILITY

         On February 4, 2000, the Operating Partnership repaid and retired the BankBoston Credit Facility and the BankBoston Term Note I primarily with the proceeds of the UBS Facility. The UBS Facility is an $850.0 million secured, variable-rate facility fully underwritten by UBS and currently funded by UBS and Fleet. The UBS Facility consists of three tranches: the UBS Line of Credit, a three-year $300.0 million revolving line of credit, the UBS Term Loan I, a $275.0 million three-year term loan and the UBS Term Loan II, a $275.0 million four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at March 31, 2000 were approximately $240.5 million, $257.2 million and $257.2 million, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of March 31, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 8.63% and the interest rate on the UBS Term Loan II was 8.88%. In order to mitigate its exposure to variable rate debt, the Operating Partnership entered into two cash flow hedge agreements related to a portion of the UBS Facility, as more fully described in "Interest Rate Hedging Transactions" below. As of March 31, 2000, the UBS Facility was secured by 40 Office Properties and four Hotel Properties. Subsequent to March 31, 2000, the Operating Partnership sold two Office Properties securing the UBS Facility. The net proceeds of the sale of these Properties were used to repay amounts outstanding under the UBS Facility. The UBS Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to the Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Operating Partnership was in compliance with all covenants related to the UBS Facility for the March 31, 2000 reporting period.

INTEREST RATE HEDGING TRANSACTIONS

         The Operating Partnership does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable rate debt. The Operating Partnership accounts for its derivative instruments under SFAS 133, which was adopted in the third quarter of 1999.

         On September 1, 1999, the Operating Partnership entered into a four-year cash flow hedge agreement with Salomon, relating to the BankBoston Term Note II, for a notional amount of $200.0 million. As a result of the cash flow hedge agreement, the interest rate on the underlying note, which was originally issued at a floating interest rate of 30-day LIBOR plus 325 basis points was effectively converted to a fixed weighted average interest rate of 9.43% through maturity. Effective February 1, 2000, the Operating Partnership renegotiated certain terms and covenants under the BankBoston Term Note II. At such time, the interest rate on the underlying note increased to 30-day LIBOR plus 400 basis points, and consequently, the effective fixed weighted average interest rate increased to 10.18% through maturity. During the three months ended March 31, 2000, the cash flow hedge agreement with Salomon resulted in approximately $0.05 million of additional interest expense.

         Effective February 4, 2000, the Operating Partnership entered into a three-year cash flow hedge agreement with Fleet, relating to a portion of the UBS Term Loan I and the UBS Line of Credit, for a notional amount of $200.0 million. As a result, the interest rate on $200.0 million of the amount due under the UBS Term Loan I and the UBS Line of Credit, which were originally issued at a floating interest rate of LIBOR plus 250 basis points, was effectively converted to a fixed weighted average interest rate of 9.61% through maturity. During the three months ended March 31, 2000, the cash flow hedge agreement with Fleet resulted in approximately $0.4 million of additional interest expense.

         Effective April 18, 2000, the Operating Partnership entered into a four-year cash flow hedge agreement with Fleet, for a notional amount of $100.0 million, relating to a portion of the UBS Term Loan II. As a result, the interest rate on $100.0 million of this loan, which was originally issued at a floating interest rate of LIBOR plus 275 basis points, was effectively converted to a fixed weighted average interest rate of 9.51% through maturity. Fleet has an option to terminate the agreement at the end of the third year of the agreement.

ASSET JOINT VENTURES

         The Operating Partnership has agreements with Chadwick Saylor & Co., Inc. and Warburg Dillon Read pursuant to which they are providing investment advisory services to the Operating Partnership regarding the Operating Partnership's joint-venture strategy. The Operating Partnership intends to hold a minority equity interest in these assets and will continue to lease and manage these Properties. Marketing memorandums for seven Office Properties are currently being reviewed by prospective joint venture partners.

LIQUIDITY REQUIREMENTS

         In the first quarter of 2000, the Operating Partnership entered into the UBS Facility, which is described above under "UBS Facility." The Operating Partnership used the proceeds of the UBS Facility to retire the BankBoston Credit Facility and BankBoston Term Note I, which made up 86% of the Operating Partnership's maturing debt in 2000 and 2001.

         The Company's Share Repurchase Agreement with UBS, as described in "Share Repurchase Agreement" above, expires on January 4, 2001, at which time the Company is required to settle in cash or common shares. The Company currently intends to fulfill the Share Repurchase Agreement to UBS in cash, by purchasing and retiring the shares with proceeds from Office Property joint ventures and financing arrangements. If the Company fulfills its settlement obligations in cash, the Operating Partnership will repurchase a portion of the Company's limited partner interest for an amount approximately equal to the cash required to settle the Company's obligations under the Share Repurchase Agreement. As of May 10, 2000, the Company had repurchased 4,002,104 common shares from UBS at an average cost of $17.49 per common share. The purchase was funded through the sale of the Class A Units in Funding IX, as described in "Sale of Preferred Equity Interests in Subsidiary" above. See "Share Repurchase Program" above for a description of the effect of this transaction on the Company's interest in the Operating Partnership. The Company, however, will continue to evaluate its sources of capital and the potential uses of its capital until the time that settlement is required under the Share Repurchase Agreement or until such earlier time as it determines to settle the remainder of Share Repurchase Agreement.

         The Sonoma Mission Inn & Spa, located north of San Francisco, California, is scheduled to complete its estimated $21.0 million expansion, consisting of 30 additional guest rooms and a 30,000 square foot full-service spa by the end of the second quarter of 2000. The Operating Partnership has incurred costs of $17.0 million related to the expansion prior to March 31, 2000. In the first quarter of 2000, the 389 guest room Renaissance Houston Hotel, located in the center of Greenway Plaza, has commenced a substantial renovation, including improvements to all guest rooms, the lobby, corridors and exterior and interior systems. The estimated $15.0 million renovation project, of which the Operating Partnership has incurred costs of $1.7 million prior to March 31, 2000, is scheduled to be completed in the fourth quarter of 2000. Both of these projects will be funded from cash flows provided by operating activities, additional debt financing or a combination thereof.

         The Operating Partnership expects to meet its other short-term liquidity requirements primarily through cash flow provided by operating activities. The Operating Partnership believes that cash flow provided by operating activities will be adequate to fund normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures and distributions to shareholders and unitholders, as well as non-recurring capital expenditures, such as tenant improvement and leasing costs related to previously unoccupied space. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures, the Operating Partnership expects to finance such activities with available cash, property sales, proceeds received from joint venture arrangements or additional debt financing.

         The Operating Partnership expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of March 31, 2000, the Operating Partnership's long-term liquidity requirements consisted primarily of maturities under the Operating Partnership's fixed and variable-rate debt.

         Debt and equity financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include:

     o Additional proceeds from the refinancing of existing secured and unsecured debt;

     o Additional debt secured by existing underleveraged properties, investment properties, or by investment property acquisitions or developments;

     o Issuances of Operating Partnership units or common and/or preferred shares of the Company; and

     o    Joint venture arrangements.


REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856(c) of the Code. As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its REIT taxable income to its shareholders.

         On December 17, 1999, President Clinton signed into law the REIT Modernization Act which will become effective after December 31, 2000, and contains a provision that would permit the Company to own and operate certain types of investments that are currently owned by COI. The REIT Modernization Act is expected to reduce the number of business opportunities that the Company would otherwise offer to COI pursuant to the Intercompany Agreement between the Company and COI, which provides each party with rights to participate in certain transactions. The Company has expressed an interest to COI in certain of the businesses currently owned or operated by COI that the REIT Modernization Act would allow the Company to own or operate. The Company is exploring alternatives with COI regarding a potential future transaction with respect to certain of COI's assets.

                           DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements existing as of March 31, 2000 are shown below (dollars in thousands):

                                                      INTEREST                                   BALANCE
                                                       RATE AT                                OUTSTANDING AT
                                         MAXIMUM      MARCH 31,           EXPIRATION            MARCH 31,
            DESCRIPTION                 BORROWINGS      2000                 DATE                 2000
------------------------------------   -------------  ----------  ---------------------------  ------------
SECURED FIXED RATE DEBT:
   AEGON Note (1)                       $   277,402        7.53%          July 2009            $   277,402
   LaSalle Note I (2)                       239,000        7.83          August 2027               239,000
   JP Morgan Mortgage Note (3)              200,000        8.31          October 2016              200,000
   LaSalle Note II (4)                      161,000        7.79           March 2028               161,000
   CIGNA Note                                63,500        7.47         December 2002               63,500
   Metropolitan Life Note V                  39,584        8.49         December 2005               39,584
   Northwestern Life Note                    26,000        7.66          January 2003               26,000
   Metropolitan Life Note I                  11,356        8.88         September 2001              11,356
   Nomura Funding VI Note (5)                 8,459       10.07           July 2020                  8,459
   Rigney Promissory Note                       723        8.50         November 2012                  723
                                        -----------   ---------                                -----------
    Subtotal/Weighted Average           $ 1,027,024        7.87%                               $ 1,027,024
                                        -----------   ---------                                -----------

SECURED VARIABLE RATE DEBT (6):
   UBS Line of Credit(7)                $   300,000        8.63%        February 2003          $   240,526
   UBS Term Loan I(7)                       275,000        8.63         February 2003              257,213
   UBS Term Loan II(7)                      275,000        8.88         February 2004              257,213
   BankBoston Term Note II (8)              200,000        9.94          August 2003               200,000
   SFT Whole Loans, Inc. Note(9)             97,123        7.58         September 2001              97,123
                                        -----------   ---------                                -----------
    Subtotal/Weighted Average           $ 1,147,123        8.84%                               $ 1,052,075
                                        -----------   ---------                                -----------

UNSECURED FIXED RATE DEBT:
   Notes due 2007 (10)                  $   250,000        7.50%        September 2007         $   250,000
   Notes due 2002 (10)                      150,000        7.00         September 2002             150,000
                                        -----------   ---------                                -----------
    Subtotal/Weighted Average           $   400,000        7.31%                               $   400,000
                                        -----------   ---------                                -----------

    TOTAL/WEIGHTED AVERAGE              $ 2,574,147        8.17%(11)                           $ 2,479,099
                                        ===========   =========                                ===========


--------------------

(1) The outstanding principal balance of this note at maturity will be approximately $223.0 million.

(2) In August 2007, the interest rate increases, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220.0 million.

(3) At the end of seven years (October 2006), the loan reprices based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $179.0 million.

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

(6) For the method of calculation of the interest rate for the Operating Partnership's variable-rate debt, see Note 8. Notes Payable and Borrowings under the UBS Facility of Item 1. Financial Statements.

(7) The Operating Partnership entered into the UBS Facility which consists of three tranches, the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II, effective January 31, 2000. The proceeds were primarily used to repay and retire the BankBoston Credit Facility and the BankBoston Term
     Note I. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. In the first quarter of 2000, the Operating Partnership entered into two cash flow hedge agreements related to a portion of the UBS Facility, which are intended to mitigate its exposure to variable rate debt as more fully described in "Interest Rate Hedging Transactions" above. As of March 31, 2000, the UBS Facility was secured by 40 Office Properties and four Hotel Properties. Subsequent to March 31, 2000, the Operating Partnership sold two Office Properties securing the UBS Facility. The net proceeds of the sale of these Properties were used to repay amounts outstanding under the UBS Facility. The UBS Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Operating Partnership was in compliance with all covenants related to the UBS Facility for the March 31, 2000 reporting period.

(8) This loan is secured by partnership interests in two pools of underleveraged assets. On February 1, 2000, the Operating Partnership renegotiated certain terms and covenants under this note. As a result, the interest rate on the underlying note increased to 30-day LIBOR plus 400 basis points. The Operating Partnership entered into a four-year $200 million cash flow hedge agreement effective September 1, 1999 with Salomon in a separate transaction related to the BankBoston Term Note II. Pursuant to this agreement, the Operating Partnership will pay Salomon on a quarterly basis a 6.183% fixed interest rate, and Salomon will pay the Operating Partnership a floating 90-day LIBOR rate based on the same quarterly reset dates.

(9)  The SFT Whole Loans, Inc. Note bears interest at 30-day LIBOR plus 1.75%.

(10) The notes were issued in an offering registered with the SEC.

(11) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 8.32%.

         Below are the aggregate principal amounts due as of March 31, 2000 under the UBS Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.


                           SECURED              UNSECURED            TOTAL
                         -----------          ------------        -----------
(in thousands)
2000                     $     3,897            $      --         $     3,897
2001                         113,887                   --             113,887
2002                          73,911              150,000             223,911
2003                         738,796                   --             738,796
2004                         274,067                   --             274,067
Thereafter                   874,541              250,000           1,124,541
                         -----------            ---------         -----------
                         $ 2,079,099            $ 400,000         $ 2,479,099
                         ===========            =========         ===========


         The Operating Partnership has approximately $3,897 of secured and unsecured debt that was scheduled to expire during 2000, consisting primarily of monthly principal payments due under the AEGON Note during 2000, which are expected to be funded through cash flows provided by operating activities.

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

         The Operating Partnership's debt service coverage ratio for the three months ended March 31, 2000 and 1999 was approximately 2.4 and 3.2, respectively. Debt service coverage for a particular period is generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The debt service coverage ratio the Operating Partnership is required to maintain as stipulated by the Operating Partnership's $400.0 million unsecured notes and calculated as described above is 1.5. The Operating Partnership's UBS Facility requires a debt service coverage ratio (which is calculated in a different manner) of 2.0. Under the calculation required by the UBS Facility, the Operating Partnership's debt service coverage ratio was 2.2 at March 31, 2000.

FUNDS FROM OPERATIONS

         FFO, based on the revised definition adopted by the Board of Governors of the NAREIT, effective January 1, 2000, and as used in this document, means:

         o     Net Income (Loss) - determined in accordance with GAAP;

               o excluding gains (or losses) from sales of depreciable operating property;

               o    excluding extraordinary items (as defined by GAAP);

               o    plus depreciation and amortization of real estate assets;
                    and

               o after adjustments for unconsolidated partnerships and joint ventures.

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains or losses from sales of depreciable operating property. The Operating Partnership has adopted the revised definition of FFO effective as of January 1, 2000. Under the prior definition of FFO, for the three months ended March 31, 1999, FFO was approximately $92.9 million, which excluded $15.0 million paid in connection with the settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station. Because this settlement is not considered an "extraordinary item" under GAAP, FFO for the three months ended March 31, 1999 would have been approximately $77.9 million, which included the $15.0 million settlement payment, if the revised definition of FFO had been in effect. The Operating Partnership considers FFO an appropriate measure of performance of an equity REIT. However, FFO:

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

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders of the Company and the Operating Partnership's unitholders for the three months ended March 31, 2000 and 1999 were $74.5 and $75.7 million, respectively.

         An increase or decrease in FFO does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 95% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders of the Company and the Operating Partnership's unitholders although not necessarily on a proportionate basis.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND UNITS IN THOUSANDS)

                                                          FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,
                                                        ------------------------------
                                                            2000              1999
                                                        ------------      ------------
Net income                                              $     57,054      $     39,415
Adjustments:
Depreciation and amortization of real estate assets           29,792            32,877
Gain on Property sales, net                                  (22,627)               --
Settlement of merger dispute                                      --            15,000
Extraordinary item - extinguishment of debt                    4,378                --
Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies:
       Office and Retail Properties                              (72)            1,758
       Temperature-Controlled Logistics Properties             5,451             2,571
       Residential Development Properties                      4,579             4,671
Preferred unit distributions                                  (3,375)           (3,375)
                                                        ------------      ------------
Funds from operations - old definition(1)               $     75,180      $     92,917
                                                        ------------      ------------
Adjustments:
Settlement at merger dispute                                      --           (15,000)
                                                        ------------      ------------
Funds from operations - new definition(1)               $     75,180      $     77,917
                                                        ============      ============

Investment Segments:
    Office and Retail Segment                           $     86,211      $     89,107
    Hospitality Segment                                       17,291            15,198
    Behavioral Healthcare Segment                              2,079            13,823
    Temperature-Controlled Logistics Properties                9,487             8,280
    Residential Development Segment                           15,043            13,300
    Corporate general & administrative                        (5,245)           (4,114)
    Interest expense                                         (52,250)          (42,481)
    Preferred unit distributions                              (3,375)           (3,375)
    Other(2)                                                   5,939             3,179
    Settlement of merger dispute                                  --           (15,000)
                                                        ------------      ------------
Funds from operations - new definition(1)               $     75,180      $     77,917
                                                        ============      ============

Basic weighted average units                                  67,769            68,850
                                                        ============      ============
Diluted weighted average units(3)                             67,997            69,921
                                                        ============      ============



------------------------
(1) For the periods beginning after January 1, 2000, the Operating Partnership has adopted the revised definition of FFO adopted by NAREIT effective on January 1, 2000. The revised definition modifies the prior FFO calculation to include certain nonrecurring charges.

(2) Includes interest and other income, net of gains on Behavioral Healthcare Properties and Office Property dispositions, preferred return paid to GMAC less depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

(3) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                         THREE MONTHS ENDED MARCH 31,
                                      ----------------------------------
(UNITS IN THOUSANDS)                       2000                1999
                                      ---------------     --------------
Basic weighted average units:                  67,769             68,850
Add: Unit options                                 228              1,071
                                      ---------------     --------------
Diluted weighted average units                 67,997             69,921
                                      ===============     ==============


RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    ------------------------------
                                                                        2000              1999
                                                                    ------------      ------------
Funds from operations - new definition                              $     75,180      $     77,917
Adjustments:
    Depreciation and amortization of non-real estate assets                  861               556
    Amortization of deferred financing costs                               2,347             3,069
    Minority interest in joint ventures profit and depreciation
       and amortization                                                      899               459
    Adjustment for investments in real estate mortgages
       and equity of unconsolidated companies                             (9,958)           (9,000)
    Change in deferred rent receivable                                    (2,593)           (7,529)
    Change in current assets and liabilities                             (39,607)          (19,739)
    Equity in earnings in excess of distributions received from
       unconsolidated companies                                           (8,455)           (9,019)
    Preferred unit distributions                                           3,375             3,375
    Non-cash compensation                                                     20                20
                                                                    ------------      ------------
Net cash provided by operating activities                           $     22,069      $     40,109
                                                                    ============      ============

                          OFFICE AND RETAIL PROPERTIES

         As of March 31, 2000, the Operating Partnership owned 83 Office Properties located in 29 metropolitan submarkets in eight states with an aggregate of approximately 29.8 million net rentable square feet. The Operating Partnership's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of March 31, 2000, the Operating Partnership's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 71% of its office portfolio based on total net rentable square feet (36% for Dallas/Fort Worth and 35% for Houston).

         In pursuit of management's objective of disposing of non-strategic and non-core assets, the Operating Partnership sold six Office Properties in the first quarter of 2000 and the Operating Partnership was actively marketing for sale its wholly owned interests in four additional Office Properties at March 31, 2000. The Office Properties sold were The Amberton, Concourse Office Park, The Meridian, and Walnut Green Office Properties located in Dallas, Texas; the Energy Centre Office Property located in New Orleans, Louisiana; and the Central Park Plaza Office Property located in Omaha, Nebraska. Subsequent to March 31, 2000, the Operating Partnership had completed the sale of two of the four Office Properties held for disposition at March 31, 2000. The Office Properties sold were One Preston Park located in Dallas, Texas and 1615 Poydras located in New Orleans, Louisiana.

         In addition, the Operating Partnership has entered into contracts relating to the sale of the two remaining Office Properties held for disposition at March 31, 2000, AT&T Building located in Denver, Colorado and Valley Centre located in Dallas, Texas. The sales of these Properties are expected to close by the end of the second quarter of 2000. The disposition of these Properties remains subject to the negotiation of acceptable terms and other customary conditions. Subsequent to March 31, 2000, the Operating Partnership has begun actively marketing for sale its wholly owned interests in one additional Office Property, 160 Spear located in San Francisco, California, and has classified this Property as held for disposition.

OFFICE PROPERTIES TABLES

         The following table shows, as of March 31, 2000, certain information about the Operating Partnership's Office Properties. "CBD," as used in the table below, means central business district.


                                                                                                                      WEIGHTED
                                                                                                                      AVERAGE
                                                                                           NET                      FULL-SERVICE
                                                                                         RENTABLE                   RENTAL RATE
                                      NO. OF                                YEAR          AREA         PERCENT       PER LEASED
  STATE, CITY, PROPERTY             PROPERTIES       SUBMARKET            COMPLETED     (SQ. FT.)       LEASED      SQ. FT. (1)
  ---------------------             ----------       ---------            ---------     -----------     ------      -----------
TEXAS
   DALLAS
    Bank One Center(2)                      1    CBD                          1987        1,530,957         75%        $ 22.99
    The Crescent Office Towers              1    Uptown/Turtle Creek          1985        1,204,670         87           31.05
    Fountain Place                          1    CBD                          1986        1,200,266         96           19.43
    Trammell Crow Center(3)                 1    CBD                          1984        1,128,331         76(5)        24.12
    Stemmons Place                          1    Stemmons Freeway             1983          634,381         88           15.90
    Spectrum Center(4)                      1    Far North Dallas             1983          598,250         90           23.05
    Waterside Commons                       1    Las Colinas                  1986          458,739        100           20.18
    Caltex House                            1    Las Colinas                  1982          445,993         92           29.78
    Reverchon Plaza                         1    Uptown/Turtle Creek          1985          374,165         77           20.35
    The Aberdeen                            1    Far North Dallas             1986          320,629        100           18.77
    MacArthur Center I & II                 1    Las Colinas             1982/1986          294,069         95           22.27
    Stanford Corporate Centre               1    Far North Dallas             1985          265,507         34(5)        20.31
    12404 Park Central                      1    LBJ Freeway                  1987          239,103        100           21.67
    Palisades Central II                    1    Richardson/Plano             1985          237,731         75(5)        18.15
    3333 Lee Parkway                        1    Uptown/Turtle Creek          1983          233,769         92           21.48
    Liberty Plaza I & II                    1    Far North Dallas        1981/1986          218,813        100           15.98
    The Addison                             1    Far North Dallas             1981          215,016        100           19.50
    Palisades Central I                     1    Richardson/Plano             1980          180,503         87           18.04
    Greenway II                             1    Richardson/Plano             1985          154,329        100           22.78
    Addison Tower                           1    Far North Dallas             1987          145,886         92           17.55
    Greenway I & IA                         2    Richardson/Plano             1983          146,704        100           23.46
    5050 Quorum                             1    Far North Dallas             1981          133,594         89           17.87
    Cedar Springs Plaza                     1    Uptown/Turtle Creek          1982          110,923         96           18.54
    Valley Centre                           1    Las Colinas                  1985           74,861         90           18.77
    One Preston Park(6)                     1    Far North Dallas             1980           40,525         59           18.54
                                       ------                                         -------------    -------      ----------
      Subtotal/Weighted Average            26                                            10,587,714         86%        $ 22.28
                                       ------                                         -------------    -------      ----------

   FORT WORTH
    UPR Plaza                               1    CBD                          1982          954,895         95%        $ 15.57
                                       ------                                         -------------    -------      ----------

   HOUSTON
    Greenway Plaza Office Portfolio        10    Richmond-Buffalo        1969-1982        4,286,277         93%        $ 17.83
                                                 Speedway
    Houston Center                          3    CBD                     1974-1983        2,764,418         96           17.83
    Post Oak Central                        3    West Loop/Galleria      1974-1981        1,277,516         93           18.44
    The Woodlands Office Properties(7)     12    The Woodlands           1980-1996          811,067         96           16.35
    Four Westlake Park                      1    Katy Freeway                 1992          561,065         96(5)        19.42
    Three Westlake Park(8)                  1    Katy Freeway                 1983          414,251         62(5)        21.26
    1800 West Loop South                    1    West Loop/Galleria           1982          399,777         68           17.35
                                       ------                                         -------------    -------      ----------
      Subtotal/Weighted Average            31                                            10,514,371         92%        $ 17.95
                                       ------                                         -------------    -------      ----------

   AUSTIN
    Frost Bank Plaza                        1    CBD                          1984          433,024         93%        $ 23.33
    301 Congress Avenue(9)                  1    CBD                          1986          418,338         98           25.35
    Bank One Tower                          1    CBD                          1974          389,503         97           19.84
    Austin Centre                           1    CBD                          1986          343,665         92           22.61
    The Avallon                             1    Northwest               1993/1997          232,301        100           23.07
    Barton Oaks Plaza One                   1    Southwest                    1986           99,895        100           21.47
                                       ------                                         -------------    -------      ----------
      Subtotal/Weighted Average             6                                             1,916,726         96%        $ 22.83
                                       ------                                         -------------    -------      ----------

                                                                                                                      WEIGHTED
                                                                                                                      AVERAGE
                                                                                           NET                     FULL-SERVICE
                                                                                         RENTABLE                   RENTAL RATE
                                      NO. OF                                YEAR          AREA        PERCENT       PER LEASED
  STATE, CITY, PROPERTY             PROPERTIES       SUBMARKET           COMPLETED      (SQ. FT.)      LEASED       SQ. FT. (1)
  ---------------------             ----------       ---------            ---------     -----------     ------      -----------

COLORADO
   DENVER
    MCI Tower                               1    CBD                          1982          550,807         99%        $ 18.06
    Ptarmigan Place                         1    Cherry Creek                 1984          418,630         97           18.73
    Regency Plaza One                       1    DTC                          1985          309,862         96           23.80
    AT&T Building                           1    CBD                          1982          184,581         89           16.43
    The Citadel                             1    Cherry Creek                 1987          130,652         91           22.58
    55 Madison                              1    Cherry Creek                 1982          137,176         80(5)        19.41
    44 Cook                                 1    Cherry Creek                 1984          124,174         97           20.06
                                       ------                                         -------------    -------      ----------
      Subtotal/Weighted Average             7                                             1,855,882         95%        $ 19.59
                                       ------                                         -------------    -------      ----------

   COLORADO SPRINGS
    Briargate Office and
      and Research Center                   1    Colorado Springs             1988          252,857        100%        $ 18.72
                                       ------                                         -------------    -------      ----------

LOUISIANA
   NEW ORLEANS
    1615 Poydras(6)                         1    CBD                          1984          508,741         83%        $ 16.63
                                       ------                                         -------------    -------      ----------

FLORIDA
   MIAMI
    Miami Center                            1    CBD                          1983          782,686         79%(5)     $ 25.13
    Datran Center                           2    South Dade/Kendall      1986/1988          472,236         91           22.28
                                       ------                                         -------------    -------      ----------
      Subtotal/Weighted Average             3                                             1,254,922         84%        $ 23.95
                                       ------                                         -------------    -------      ----------

ARIZONA
   PHOENIX
    Two Renaissance Square                  1    Downtown/CBD                 1990          476,373         96%        $ 24.50
    6225 North 24th Street                  1    Camelback Corridor           1981           86,451        100           21.82
                                       ------                                         -------------    -------      ----------
      Subtotal/Weighted Average             2                                               562,824         96%        $ 24.07
                                       ------                                         -------------    -------      ----------

WASHINGTON, D.C.
   WASHINGTON, D.C.
    Washington Harbour                      2    Georgetown                   1986          536,206         96%(5)     $ 38.74
                                       ------                                         -------------    -------      ----------

NEW MEXICO
   ALBUQUERQUE
    Albuquerque Plaza                       1    CBD                          1990          366,236         90%        $ 18.77
                                       ------                                         -------------    -------      ----------

CALIFORNIA
   SAN FRANCISCO
    160 Spear Street                        1    South of Market/CBD          1984          276,420        100%        $ 26.32
                                       ------                                         -------------    -------      ----------

   SAN DIEGO
    Chancellor Park(10)                     1    UTC                          1988          195,733         92%        $ 22.72
                                       ------                                         -------------    -------      ----------


      TOTAL/WEIGHTED AVERAGE               83                                            29,783,527         90%(5)     $ 20.65(11)
                                       ======                                         =============    =======      ==========

     --------------------------
     (1) Calculated based on base rent payable as of March 31, 2000, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.
     (2) The Operating Partnership has a 49.5% limited partner interest and a 0.5% general partner interest in the partnership that owns Bank One Center.
     (3) The Operating Partnership owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.
     (4) The Operating Partnership owns the principal economic interest in Spectrum Center through an interest in Spectrum Mortgage Associates, L.P. which owns both a mortgage note secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.

     (5) Leases have been executed at certain Office Properties but had not commenced as of March 31, 2000. If such leases had commenced as of March 31, 2000, the percent leased for all Office Properties would have been 93%. The total percent leased for these Properties would have been as follows: Trammell Crow Center - 85%; Stanford Corporate Centre - 63%; Palisades Central II - 93%; Four Westlake Park - 100%; Three Westlake Park - 67%; 55 Madison - 92%; Miami Center - 86%; and Washington Harbour - 99%.
     (6)  Sold subsequent to March 31, 2000.
     (7) The Operating Partnership has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.
     (8) As of December 31, 1999, the Operating Partnership owned the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park. Effective January 7, 2000, the Property was conveyed to the Operating Partnership by a deed in lieu of foreclosure, and as a result, the Operating Partnership now owns Three Westlake Park in fee simple.
     (9) The Operating Partnership has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.
     (10) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.
     (11) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of March 31, 2000, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $21.18.

         The following table shows, as of March 31, 2000, the principal businesses conducted by the tenants at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the tenants.


                                      Percent of
      Industry Sector                Leased Sq. Ft.
----------------------------         --------------
Professional Services(1)                        26%
Energy                                          21
Financial Services(2)                           20
Telecommunications                               8
Technology                                       6
Manufacturing                                    3
Retail                                           3
Food Service                                     3
Medical                                          2
Government                                       2
Other(3)                                         6
                                     -------------
TOTAL LEASED                                   100%
                                     =============

--------------------
(1) Includes legal, accounting, engineering, architectural, and advertising services.
(2) Includes banking, title and insurance, and investment services.
(3) Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of March 31, 2000 for the Operating Partnership's total Office Properties and for Dallas and Houston, Texas, individually, for each of the 10 years beginning with 2000, assuming that none of the tenants exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES


                                                                                       PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                    TOTAL OF      ANNUAL FULL-
                                         AREA           LEASED NET        ANNUAL       ANNUAL FULL-    SERVICE RENT
                        NUMBER OF     REPRESENTED      RENTABLE AREA   FULL-SERVICE    SERVICE RENT     PER SQUARE
                      TENANTS WITH    BY EXPIRING       REPRESENTED     RENT UNDER     REPRESENTED      FOOT OF NET
      YEAR OF LEASE     EXPIRING        LEASES          BY EXPIRING      EXPIRING      BY EXPIRING     RENTABLE AREA
       EXPIRATION        LEASES      (SQUARE FEET)        LEASES         LEASES(1)       LEASES         EXPIRING(1)
-------------------   ------------   ------------      ------------    ------------    ------------    ------------
2000                           406      2,252,981(2)            8.5%   $ 42,205,574             7.2%   $      18.73
2001                           366      3,344,096              12.6      66,000,795            11.3           19.74
2002                           355      3,591,001              13.5      79,600,198            13.6           22.17
2003                           282      2,798,936              10.5      56,931,457             9.7           20.34
2004                           268      4,374,532              16.4      96,328,587            16.4           22.02
2005                           137      2,661,425              10.0      61,606,873            10.5           23.15
2006                            47      1,297,330               4.9      30,685,593             5.2           23.65
2007                            42      1,719,236               6.5      39,769,006             6.8           23.13
2008                            25        974,391               3.7      25,487,520             4.3           26.16
2009                            21        647,984               2.4      17,621,774             3.0           27.19
2010 and thereafter             27      2,941,404              11.0      70,191,197            12.0           23.86
                      ------------   ------------      ------------    ------------    ------------    ------------
                             1,976     26,603,316             100.0%   $586,428,574           100.0%   $      22.04
                      ============   ============      ============    ============    ============    ============


----------------------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.
(2) As of March 31, 2000, leases have been signed for approximately 1,306,309 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 2000 and on or before December 31, 2000.
(3) Reconciliation to the Operating Partnership's total Office Property net rentable area is as follows:


                                              SQUARE           PERCENTAGE
                                               FEET             OF TOTAL
                                            -----------       -----------

Square footage leased to tenants             26,603,316              89.3%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments               267,923               0.9
Square footage vacant                         2,912,288               9.8
                                            -----------       -----------
Total net rentable square footage            29,783,527             100.0%
                                            ===========       ===========

DALLAS OFFICE PROPERTIES


                                                                                        PERCENTAGE
                                     NET RENTABLE      PERCENTAGE OF                      TOTAL OF      ANNUAL FULL-
                                         AREA           LEASED NET        ANNUAL        ANNUAL FULL-    SERVICE RENT
                        NUMBER OF     REPRESENTED      RENTABLE AREA   FULL-SERVICE     SERVICE RENT    PER SQUARE
                      TENANTS WITH   BY EXPIRING       REPRESENTED      RENT UNDER      REPRESENTED     FOOT OF NET
      YEAR OF LEASE     EXPIRING        LEASES         BY EXPIRING       EXPIRING       BY EXPIRING    RENTABLE AREA
       EXPIRATION        LEASES      (SQUARE FEET)        LEASES         LEASES(1)        LEASES        EXPIRING(1)
-------------------   ------------   ------------      ------------    ------------    ------------    ------------
2000                           126        767,200(2)            8.5%   $ 14,807,126             7.0%   $      19.30
2001                           102        911,494              10.0      19,637,634             9.3           21.54
2002                            89        901,421               9.9      23,364,231            11.1           25.92
2003                            73      1,086,438              12.0      22,844,049            10.8           21.03
2004                            84      1,082,010              11.9      27,658,489            13.1           25.56
2005                            38      1,371,919              15.1      30,105,151            14.3           21.94
2006                            17        367,114               4.0       9,964,500             4.7           27.14
2007                            15        894,977               9.9      21,364,841            10.1           23.87
2008                             9        571,209               6.3      14,423,688             6.8           25.25
2009                             8        380,641               4.2       9,612,569             4.6           25.25
2010 and thereafter              4        738,666               8.2      17,465,524             8.2           23.64
                      ------------   ------------      ------------    ------------    ------------    ------------
                               565      9,073,089             100.0%   $211,247,802           100.0%   $      23.28
                      ============   ============      ============    ============    ============    ============


----------------------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.
(2) As of March 31, 2000, leases have been signed for approximately 649,695 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 2000 and on or before December 31, 2000.

HOUSTON OFFICE PROPERTIES


                                                                                         PERCENTAGE
                                     NET RENTABLE      PERCENTAGE OF                      TOTAL OF      ANNUAL FULL-
                                         AREA           LEASED NET        ANNUAL        ANNUAL FULL-    SERVICE RENT
                        NUMBER OF    REPRESENTED       RENTABLE AREA   FULL-SERVICE     SERVICE RENT     PER SQUARE
                      TENANTS WITH   BY EXPIRING        REPRESENTED     RENT UNDER      REPRESENTED     FOOT OF NET
   YEAR OF LEASE        EXPIRING        LEASES          BY EXPIRING      EXPIRING       BY EXPIRING    RENTABLE AREA
     EXPIRATION          LEASES      (SQUARE FEET)        LEASES         LEASES(1)        LEASES        EXPIRING(1)
-------------------   ------------   ------------      ------------    ------------    ------------    ------------
2000                           162        862,987(2)            9.0%   $ 13,983,969             7.3%   $      16.20
2001                           133      1,605,333              16.7      28,292,517            14.8           17.62
2002                           151      1,302,480              13.5      24,586,537            12.9           18.88
2003                           104        902,916               9.4      16,508,993             8.6           18.28
2004                            94      1,820,744              18.9      35,222,137            18.4           19.34
2005                            42        349,471               3.6       7,154,339             3.7           20.47
2006                            12        615,683               6.4      13,058,994             6.8           21.21
2007                             8        502,817               5.2      10,221,368             5.3           20.33
2008                             5        183,719               1.9       3,319,233             1.7           18.07
2009                             2         48,538               0.5       1,175,034             0.6           24.21
2010 and thereafter             11      1,439,091              14.9      37,542,268            19.9           26.09
                      ------------   ------------      ------------    ------------    ------------    ------------
                               724      9,633,779             100.0%   $191,065,389           100.0%   $      19.83
                      ============   ============      ============    ============    ============    ============


----------------------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.
(2) As of March 31, 2000, leases have been signed for approximately 373,881 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 2000 and on or before December 31, 2000.

                               RETAIL PROPERTIES

         As of March 31, 2000, the Operating Partnership owned three Retail Properties, which in the aggregate contain approximately 421,000 net rentable square feet. Two of the Retail Properties, Las Colinas Plaza, with approximately 135,000 net rentable square feet, and The Crescent Atrium with approximately 95,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of March 31, 2000, the Retail Properties were 90% leased.

         On January 5, 2000, the sale of the Operating Partnership's four Retail Properties located in The Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas, was completed.

                                HOTEL PROPERTIES

HOTEL PROPERTIES TABLES

         The following table shows certain information for the three months ended March 31, 2000 and 1999, about the Operating Partnership's Hotel Properties. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination fitness resorts and spas that measure their performance based on available guest nights.



                                                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------------------------------
                                                                                                                   REVENUE
                                                                             AVERAGE              AVERAGE             PER
                                                                            OCCUPANCY              DAILY           AVAILABLE
                                                    YEAR                      RATE                 RATE            ROOM/GUEST
                                                 COMPLETED/              -----------------    ---------------   ---------------
HOTEL PROPERTY(1)                  LOCATION      RENOVATED      ROOMS     2000      1999       2000     1999     2000     1999
-----------------                  --------      ---------    --------   ------    -------    ------   ------   ------   ------
   UPSCALE BUSINESS CLASS HOTELS:
     Denver Marriott City Center   Denver, CO      1982/1994       613       79%        79%    $ 114     $121     $ 90     $ 96
     Four Seasons Hotel-Houston(2) Houston, TX       1982          399       74         68       206      193      152      131
     Hyatt Regency Albuquerque     Albuquerque, NM   1990          395       62         68       104      107       64       73
     Omni Austin Hotel             Austin, TX        1986          372       80         85       135      130      109      111
     Renaissance Houston Hotel(3)  Houston, TX       1975          389       75         69        98       96       73       66
                                                              --------   ------    -------    ------   ------   ------   ------
          TOTAL/WEIGHTED AVERAGE                                 2,168       74%        74%    $ 131     $129     $ 97     $ 95
                                                              ========   ======    =======    ======   ======   ======   ======

   LUXURY SPA RESORTS:
     Hyatt Regency Beaver Creek    Avon, CO          1989          276       85%        82%    $ 417     $399     $353     $327
     Sonoma Mission Inn & Spa      Sonoma, CA   1927/1987/1997     198(4)    67         75       256      174(4)   171      131(4)
     Ventana Inn & Spa             Big Sur, CA  1975/1982/1988      62       68         81       379      297      257      242
                                                              --------   ------    -------    ------   ------   ------   ------
          TOTAL/WEIGHTED AVERAGE                                   536       76%        79%    $ 361     $313     $275     $248
                                                              ========   ======    =======    ======   ======   ======   ======


                                                               GUEST
   DESTINATION FITNESS RESORTS AND SPAS:                       NIGHTS
                                                              --------
     Canyon Ranch-Tucson           Tucson, AZ        1980          250(5)
     Canyon Ranch-Lenox            Lenox, MA         1989          212(5)
                                                              --------   ------    -------    ------   ------   ------   ------
          TOTAL/WEIGHTED AVERAGE                                   462       91%(6)     92%(6) $ 589(7)  $543(7)  $525(8)  $483(8)
                                                              ========   ======    =======    ======   ======   ======   ======

          GRAND TOTAL/WEIGHTED AVERAGE FOR HOTEL PROPERTIES                  77%        77%    $ 250     $234     $192     $180
                                                                         ======    =======    ======   ======   ======   ======



--------------------------
(1) Because of the Company's status as a REIT for federal income tax purposes, the Operating Partnership does not operate the Hotel Properties and has leased all of the Hotel Properties, except the Omni Austin Hotel, to COI pursuant to long term leases. As of March 31, 2000, the Omni Austin Hotel is leased pursuant to a separate long term lease, to HCD Austin Corporation.
(2) The hotel is undergoing a $5.0 million renovation of all guest rooms scheduled to be completed by the end of the third quarter of 2000.
(3) The hotel is undergoing a $15.0 million renovation project scheduled to be completed in the fourth quarter of 2000. The renovation includes improvements to all guest rooms, the lobby, corridor, and exterior and interior systems.
(4) In January 2000, 20 rooms, which were previously taken out of commission for construction of a 30,000 square foot full-service spa in connection with an approximately $21.0 million expansion of the hotel, were returned to service. The expansion is scheduled to be completed in the second quarter of 2000. The expansion will also include the construction of 30 additional guest rooms. Rates were discounted during the construction period which resulted in a lower average daily rate and revenue per available room for the three months ended March 31, 1999 as compared to March 31, 2000.
(5) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.
(6) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.
(7) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.
(8) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

                  TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES TABLE

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of March 31, 2000:



                                   TOTAL CUBIC        TOTAL                                       TOTAL CUBIC        TOTAL
                   NUMBER OF         FOOTAGE       SQUARE FEET                    NUMBER OF         FOOTAGE      SQUARE FEET
    STATE         PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)    STATE        PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
    -----         -------------   -------------   -------------    -----        -------------    -------------  -------------
Alabama                      4            9.4            0.3    Missouri(2)                2            48.8            2.8
Arizona                      1            2.9            0.1    Nebraska                   2             4.4            0.2
Arkansas                     6           33.1            1.0    New York                   1            11.8            0.4
California                   9           28.6            1.1    North Carolina             3             8.5            0.3
Colorado                     2            3.4            0.1    Ohio                       1             5.7            0.2
Florida                      5            7.5            0.3    Oklahoma                   2             2.1            0.1
Georgia                      7           44.5            1.6    Oregon                     6            40.4            1.7
Idaho                        2           18.7            0.8    Pennsylvania               2            27.4            0.9
Illinois                     2           11.6            0.4    South Carolina             1             1.6            0.1
Indiana                      1            9.1            0.3    South Dakota               1             2.9            0.1
Iowa                         2           12.5            0.5    Tennessee                  3            10.6            0.4
Kansas                       2            5.0            0.2    Texas                      2             6.6            0.2
Kentucky                     1            2.7            0.1    Utah                       1             8.6            0.4
Maine                        1            1.8            0.2    Virginia                   2             8.7            0.3
Massachusetts                6           15.2            0.7    Washington                 6            28.7            1.1
Mississippi                  1            4.7            0.2    Wisconsin                  3            17.4            0.7
                                                                               -------------    ------------   ------------

                                                                TOTAL                     90(3)        444.9(3)        17.8(3)
                                                                               =============    ============   ============

-------------------------
(1) As of March 31, 2000, the Operating Partnership held an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly owned the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Operating Partnership has no interest. The Temperature-Controlled Logistics Corporations are entitled to receive lease payments (base rent and percentage rent) from AmeriCold Logistics.
(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.
(3) As of March 31, 2000, AmeriCold Logistics operated 104 temperature-controlled logistics properties with an aggregate of approximately 533.0 million cubic feet (20.6 million square feet).

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

        The following table shows certain information as of March 31, 2000, relating to the Residential Development Properties.


                                                                                            TOTAL        TOTAL
                   RESIDENTIAL                               RESIDENTIAL      TOTAL      LOTS/UNITS    LOTS/UNIT
  RESIDENTIAL      DEVELOPMENT                               DEVELOPMENT      LOTS/       DEVELOPED     CLOSED
  DEVELOPMENT      PROPERTIES    TYPE OF                    CORPORATION'S     UNITS         SINCE        SINCE
 CORPORATION(1)      (RDP)       RDP(2)   LOCATION           OWNERSHIP %     PLANNED      INCEPTION    INCEPTION
---------------      -----       ------   --------          -----------      -------      ---------   -----------
Desert Mountain   Desert Mountain  SF    Scottsdale, AZ
    Development                                                  93.0%         2,665          2,236       2,014
    Corp.                                                                    -------      ---------   ---------


The Woodlands     The Woodlands    SF    The Woodlands, TX
    Land Company,                                                42.5%        36,385         22,303      21,284
    Inc.                                                                     -------      ---------   ---------


Crescent          Deer Trail       SFH   Avon, CO                60.0%            16(6)          12          12
    Development   Bear Paw Lodge   CO    Avon, CO                60.0%            53(6)          11          11
    Management    QuarterMoon      TH    Avon, CO                64.0%            13(6)          --          --
    Corp.         Eagle Ranch      SF    Eagle, CO               60.0%         1,260(6)          93          92
                  Main Street
                   Junction        CO    Breckenridge, CO        60.0%            36(6)          18          14
                  Main Street
                   Station         CO    Breckenridge, CO        60.0%            82(6)          --          --
                  Riverbend        SF    Charlotte, NC           60.0%           650(6)          --          --
                  Three Peaks
                   (Eagle's Nest)  SF    Silverthorne, CO        30.0%           391(6)          75          71
                  Park Place at
                   Riverfront      CO    Denver, CO              64.0%            71(6)          --          --
                  Park Tower at
                   Riverfront      CO    Denver, CO              64.0%            58(6)          --          --
                  Bridge Lofts
                   at Riverfront   CO    Denver, CO              64.0%            53             --          --
                  Cresta         TH/SFH  Edwards, CO             60.0%            25(6)          --          --
                                                                             -------      ---------   ---------
          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                          2,708            209         200
                                                                             -------      ---------   ---------

Mira Vista        Mira Vista       SF    Fort Worth, TX         100.0%           757            740         639
    Development   The Highlands    SF    Breckenridge, CO        12.3%           750            332         327
     Corp.                                                                   -------      ---------   ---------
          TOTAL MIRA VISTA DEVELOPMENT CORP.                                   1,507          1,072         966
                                                                             -------      ---------   ---------

Houston Area      Falcon Point     SF    Houston, TX            100.0%         1,205            688         560
    Development   Spring Lakes     SF    Houston, TX            100.0%           536            161         136
    Corp.                                                                    -------      ---------   ---------

          TOTAL HOUSTON AREA DEVELOPMENT CORP.                                 1,741            849         696
                                                                             -------      ---------   ---------

              TOTAL                                                           45,006         26,669      25,160
                                                                             =======      =========   =========

                                                                AVERAGE
                   RESIDENTIAL                                   CLOSED               RANGE OF
  RESIDENTIAL      DEVELOPMENT                                 SALE PRICE              PROPOSED
  DEVELOPMENT      PROPERTIES    TYPE OF                        PER LOT/             SALE PRICES
CORPORATION(1)       (RDP)       RDP(2)   LOCATION             UNIT($)(3)         PER LOT/UNIT($)(4)
---------------      -----       ------   --------            -----------        -------------------
Desert Mountain   Desert Mountain  SF    Scottsdale, AZ
    Development                                                 467,000        375,000 -   3,000,000(5)
    Corp.


The Woodlands     The Woodlands    SF    The Woodlands, TX
    Land Company,                                                47,893         13,600 -     500,000
    Inc.


Crescent          Deer Trail       SFH   Avon, CO             2,930,000      2,695,000 -   4,075,000
    Development   Bear Paw Lodge   CO    Avon, CO             1,675,000        665,000 -   2,025,000
    Management    QuarterMoon      TH    Avon, CO                N/A         1,850,000 -   2,795,000
    Corp.         Eagle Ranch      SF    Eagle, CO              111,500         80,000 -     150,000
                  Main Street
                   Junction        CO    Breckenridge, CO       475,000        300,000 -     580,000
                  Main Street
                   Station         CO    Breckenridge, CO        N/A           215,000 -   1,065,000
                  Riverbend        SF    Charlotte, NC           N/A            25,000 -      38,000
                  Three Peaks
                   (Eagle's Nest)  SF    Silverthorne, CO       220,000        135,000 -     425,000
                  Park Place at
                   Riverfront      CO    Denver, CO              N/A           195,000 -   1,445,000
                  Park Tower at
                   Riverfront      CO    Denver, CO              N/A           180,000 -   2,100,000
                  Bridge Lofts
                   at Riverfront   CO    Denver, CO              N/A           180,000 -   2,100,000
                  Cresta         TH/SFH  Edwards, CO             N/A         1,900,000 -   2,600,000

          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.


Mira Vista        Mira Vista       SF    Fort Worth, TX         100,000         50,000 -     265,000
    Development   The Highlands    SF    Breckenridge, CO       150,000         55,000 -     450,000
    Corp.
          TOTAL MIRA VISTA DEVELOPMENT CORP.


Houston Area      Falcon Point     SF    Houston, TX             28,000         22,000 -      60,000
    Development   Spring Lakes     SF    Houston, TX             26,000         22,000 -      33,000
    Corp.

          TOTAL HOUSTON AREA DEVELOPMENT CORP.


              TOTAL






-------------------------
(1) The Operating Partnership has an approximately 95%, 95%, 90%, 94% and 94%, ownership interest in Desert Mountain Development Corp., The Woodlands Land Company, Inc., Crescent Development Management Corp., Mira Vista Development Corp., and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.
(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); and SFH (Single Family Homes).
(3) Based on lots/units closed during the Operating Partnership's ownership period.
(4)  Based on existing inventory of developed lots and lots to be developed.
(5)  Includes golf membership, which for 2000, is approximately $175,000.
(6) As of March 31, 2000, four units were under contract at Deer Trail representing $14.2 million in sales; 34 units were under contract at Bear Paw Lodge representing $47.4 million in sales; 13 units were under contract at QuarterMoon representing $29.8 million in sales; 74 lots were under contract at Eagle Ranch representing $10.6 million in sales; six units were under contract at Main Street Junction representing $2.4 million in sales; 82 units were under contract at Main Street Station representing $40.9 million in sales; 117 lots were under contract at Riverbend representing $3.5 million in sales; 28 lots were under contract at Three Peaks representing $6.6 million in sales; 58 units were under contract at Park Place representing $23.5 million in sales; and 16 units were under contract at Park Tower representing $10.8 million in sales; nine units were under contract at Cresta representing $15.4 million in sales.

                        BEHAVIORAL HEALTHCARE PROPERTIES

BEHAVIORAL HEALTHCARE PROPERTIES

        As of December 31, 1999, all of the Behavioral Healthcare Properties were leased by the Operating Partnership to CBHS under a master lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions, and on February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has stated in its bankruptcy petitions that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

         Effective February 29, 2000, the Non-Core Properties were terminated from the master lease, although the aggregate rent due under the master lease was not reduced as a result, except as described below with respect to sales of Non-Core Properties. The Core Properties remain subject to the master lease. The Operating Partnership agreed with CBHS that, upon each sale by the Operating Partnership of Non-Core Properties, the monthly minimum rent due from CBHS under the master lease would be reduced by a specified percentage of the net proceeds of such sale. Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding.

         During the three months ended March 31, 2000, the Operating Partnership sold 11 Non-Core Properties for approximately $38.3 million in net proceeds. The sale of these properties generated a net gain of approximately $9.6 million. As of March 31, 2000, the Behavioral Healthcare Segment consisted of 77 Behavioral Healthcare Properties in 24 states, 37 of which are designated as Core Properties and were leased to CBHS and its subsidiaries under a triple-net master lease, and 40 of which are designated as Non-Core Properties. Subsequent to March 31, 2000, the Operating Partnership sold two of the Non-Core Properties for approximately $2.8 million of net proceeds. The sales generated a net gain of approximately $0.5 million. The Operating Partnership has also entered into contracts or letters of intent to sell 11 additional Non-Core Properties. The remaining 27 Non-Core Properties, which are the Properties at which CBHS has ceased operations or is planning to cease operations, are being actively marketed for sale.

         An auction for the core operating assets of CBHS was held on May 10, 2000, as part of the bankruptcy proceedings relating to CBHS. The results of the auction are preliminary pending court approval.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Operating Partnership's and the Company's use of financial instruments, such as debt instruments and the Share Repurchase Agreement with UBS, subject the Operating Partnership to market risk which may affect the Operating Partnership's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Operating Partnership manages its market risk by attempting to match anticipated inflow of cash from its operating, investment and financing activities with anticipated outflow of cash to fund debt payments, distributions to shareholders, investments, capital expenditures and other cash requirements. The Operating Partnership does not enter into financial instruments for trading purposes.

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

INTEREST RATE RISK

         The Operating Partnership's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Operating Partnership had total outstanding debt of approximately $2.5 billion at March 31, 2000, of which approximately $0.7 billion, or 28%, was variable-rate unhedged debt. The weighted average interest rate on such variable-rate debt was 8.57% as of March 31, 2000. A 10% (85.7 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $5.6 million based on the variable-rate unhedged debt outstanding as of March 31, 2000, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (85.7 basis point) decrease in the weighted average interest rate on such variable-rate debt would result in an annual increase in net income and cash flows of approximately $5.6 million based on the variable rate debt outstanding as of March 31, 2000, as a result of the decreased interest expense associated with the change in rate.

         In addition, the Company's settlement obligations under the Share Repurchase Agreement with UBS described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Agreement, are subject to interest rate risk, specifically changes in the 30-day LIBOR rate.

MARKET PRICE RISK

         The Share Repurchase Agreement is subject to market rate risk because changes in the closing share price for the Company's common shares affect the Company's settlement obligation. Assuming the Company elects to settle in common shares on January 4, 2001, and the market price of the common shares decreases by 10% from the $17.50 per share closing price of the common shares on March 31, 2000, and assuming no change in the 30-day LIBOR rate from the rate at March 31, 2000, the Company will issue an additional 416,249 common shares based on its obligation under the Share Repurchase Agreement as of March 31, 2000, which related to 5,800,000 common shares. Assuming the Company elects to settle in common shares on January 4, 2001, and the market price of the common shares increases by 10% from the $17.50 per share closing price of the common shares of March 31, 2000, and assuming no change in the 30-day LIBOR rate from March 31, 2000, UBS will return to the Company 416,249 common shares based on its obligation under the Share Repurchase Agreement as of March 31, 2000, which related to 5,800,000 common shares. The issuance of additional common shares under the terms of the Share Repurchase Agreement would result in the reduction of the Operating Partnership's net income per unit and net book value per unit. A change in the market price will not affect the amount required to be paid to settle the Share Repurchase Agreement in cash. The issuance of additional common shares would result in an increase in the Company's limited partner interest, which would result in a reduction of the Operating Partnership's net income per unit and net book value per unit.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

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

            10.03 Employment Agreement with John C. Goff, as assigned to the Registrant on May 5, 1994, and as further amended (filed as Exhibit 10.04 to the Company 1999 10-K and incorporated herein by reference)

            10.04 Employment Agreement of Jerry R. Crenshaw, Jr. dated as of December 14, 1998 (filed as Exhibit 10.08 to the Company 1999 10-K and incorporated herein by reference)

            10.05 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

            10.08 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.07 to the Registration Statement on Form S-11 (File No. 33-75188) of the Company and incorporated herein by reference)

          EXHIBIT
          NUMBER                     DESCRIPTION OF EXHIBIT
          -------                    ----------------------

            10.09 Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed as Exhibit
                        10.12 to the Annual Report of Form 10-K for the year ended December 31, 1998 of the Company and incorporated herein by reference)

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

            10.12 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (filed as Exhibit 10.14 to the Company 1999 10-K) and incorporated herein by reference

            10.13 Secured Loan Agreement, dated as of January 31, 2000, by and among Crescent Real Estate Funding VIII, L.P and UBS AG, Stamford Branch (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 of the Company and incorporated herein by reference)

            10.14 Intercompany Agreement, dated June 3, 1997, between the Registrant and Crescent Operating, Inc. (filed as
                        Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

            27.01       Financial Data Schedule (filed herewith)


(b)    Reports on Form 8-K

       None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CRESCENT REAL ESTATE EQUITIES LIMITED
                                       PARTNERSHIP
                                                   (Registrant)
                                       By: Crescent Real Estate Equities, Ltd.,
                                           its General Partner

                                       By           /s/ John C. Goff
                                           -------------------------------------
                                                        John C. Goff
         Date:  May 19, 2000                     Vice Chairman of the Board
                                                  and Chief Executive Officer



                                       By       /s/ Jerry R. Crenshaw
                                           -------------------------------------
                                                    Jerry R. Crenshaw
                                            Senior Vice President and Chief
                                               Financial Officer (Principal
         Date:  May 19, 2000                 Financial and Accounting Officer)

                                 EXHIBIT INDEX

           EXHIBIT
           NUMBER       DESCRIPTION
           -------      -----------
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

            10.03 Employment Agreement with John C. Goff, as assigned to the Registrant on May 5, 1994, and as further amended
                        (filed as Exhibit 10.04 to the Company 1999 10-K and incorporated herein by reference)

            10.04 Employment Agreement of Jerry R. Crenshaw, Jr. dated as of December 14, 1998 (filed as Exhibit 10.08 to the
                        Company 1999 10-K and incorporated herein by reference)

            10.05       Form of Officers' and Trust Managers' Indemnification
                        Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

            10.08       Crescent Real Estate Equities Company 1994 Stock
                        Incentive Plan (filed as Exhibit No. 10.07 to the
                        Registration Statement on Form S-11 (File No. 33-75188) of the Company and incorporated herein by reference)

           EXHIBIT
           NUMBER       DESCRIPTION
           -------      -----------

            10.09       Crescent Real Estate Equities, Ltd. First Amended and
                        Restated 401(k) Plan, as amended (filed as Exhibit
                        10.12 to the Annual Report of Form 10-K for the year ended December 31, 1998 of the Company and incorporated herein by reference)

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

            10.12       1996 Crescent Real Estate Equities Limited Partnership
                        Unit Incentive Plan, as amended (filed as Exhibit 10.14 to the Company 1999 10-K) and incorporated herein by reference

            10.13 Secured Loan Agreement, dated as of January 31, 2000, by and among Crescent Real Estate Funding VIII, L.P and
                        UBS AG, Stamford Branch (filed as Exhibit 10.12 to the
                        Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 2000 of the Company and incorporated herein by reference)

            10.14       Intercompany Agreement, dated June 3, 1997, between the
                        Registrant and Crescent Operating, Inc. (filed as
                        Exhibit 10.2 to the Registration Statement on Form S-1
                        (File No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

            27.01       Financial Data Schedule (filed herewith)