Form 10-Q
period 2000-06-30
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 2000-08-14
CIK 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2000
                          COMMISSION FILE NO. 333-42293

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

                                                                                                      PAGE
PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999
           (audited).............................................................................        2

           Consolidated Statements of Operations for the three and six months ended June 30,
           2000 and 1999 (unaudited).............................................................        3

           Consolidated Statements of Partners' Capital for the six months ended
           June 30, 2000 and 1999 (unaudited)....................................................        4

           Consolidated Statements of Cash Flows for the six months ended June 30,
           2000 and 1999 (unaudited).............................................................        5

           Notes to Financial Statements.........................................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       24

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       60

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................       61

Item 2.    Changes in Securities.................................................................       61

Item 3.    Defaults Upon Senior Securities.......................................................       61

Item 4.    Submission of Matters to a Vote of Security Holders...................................       61

Item 5.    Other Information.....................................................................       61

Item 6.    Exhibits and Reports on Form 8-K......................................................       61

                CRESENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                          JUNE 30,       DECEMBER 31,
                                                                           2000              1999
                                                                        -----------      ------------
                                                                        (UNAUDITED)       (AUDITED)
ASSETS:

Investments in real estate:
   Land                                                                 $   356,488      $   398,754
   Land held for development or sale                                        110,811           95,760
   Building and improvements                                              3,347,882        3,529,344
   Furniture, fixtures and equipment                                         72,971           71,716
   Less -  accumulated depreciation                                        (543,189)        (507,520)
                                                                        -----------      -----------
               Net investment in real estate                              3,344,963        3,588,054

   Cash and cash equivalents                                                 39,845           72,102
   Restricted cash and cash equivalents                                      66,678           87,939
   Accounts receivable, net                                                  45,730           37,098
   Deferred rent receivable                                                  80,117           74,271
   Investments in real estate mortgages and
       equity of unconsolidated companies                                   816,362          812,494
   Notes receivable, net                                                    291,312          133,165
   Other assets, net                                                        168,932          146,297
                                                                        -----------      -----------
               Total assets                                             $ 4,853,939      $ 4,951,420
                                                                        ===========      ===========


LIABILITIES:
   Borrowings under BankBoston Credit Facility                          $        --      $   510,000
   UBS Facility                                                             713,452               --
   Notes payable                                                          1,722,852        2,088,929
   Accounts payable, accrued expenses and other liabilities                 140,799          170,980
                                                                        -----------      -----------
              Total liabilities                                           2,577,103        2,769,909
                                                                        -----------      -----------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                         178,551           24,648

PARTNERS' CAPITAL:
   Series A Preferred Units, 8,000,000 Units issued and outstanding
     at June 30, 2000 and December 31, 1999                                 200,000          200,000
   Units of Partnership Interests, 63,678,093 and 67,744,629 issued and outstanding at June 30, 2000 and December 31, 1999,
     respectively:
     General partner -- outstanding 566,673 and 607,687                      20,294           21,097
     Limited partners' -- outstanding 63,111,420 and 67,136,942           1,864,890        1,923,307
   Accumulated other comprehensive income                                    13,101           12,459
                                                                        -----------      -----------
              Total partners' capital                                     2,098,285        2,156,863
                                                                        -----------      -----------
              Total liabilities and partners' capital                   $ 4,853,939      $ 4,951,420
                                                                        ===========      ===========

   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per unit data)

                                                                 FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,            ENDED JUNE 30,
                                                                ----------------------    ----------------------
                                                                  2000         1999         2000         1999
                                                                ---------    ---------    ---------    ---------
REVENUES:
   Office and retail properties                                 $ 147,534    $ 155,713    $ 296,642    $ 305,735
   Hotel properties                                                18,463       16,107       36,007       31,511
   Behavioral healthcare properties                                 3,304       13,825        5,383       27,648
   Interest and other income                                        5,928        6,752       12,985       13,250
                                                                ---------    ---------    ---------    ---------
         Total revenues                                           175,229      192,397      351,017      378,144
                                                                ---------    ---------    ---------    ---------

EXPENSES:
   Real estate taxes                                               21,579       22,454       44,250       43,200
   Repairs and maintenance                                         10,569       10,668       22,766       21,692
   Other rental property operating                                 29,776       32,498       60,042       65,110
   Corporate general and administrative                             4,082        3,816        9,327        7,930
   Interest expense                                                51,836       44,917      104,086       87,398
   Amortization of deferred financing costs                         2,341        2,755        4,688        5,824
   Depreciation and amortization                                   31,718       33,010       62,620       66,657
   Settlement of merger dispute                                        --           --           --       15,000
                                                                ---------    ---------    ---------    ---------
         Total expenses                                           151,901      150,118      307,779      312,811
                                                                ---------    ---------    ---------    ---------

         Operating income                                          23,328       42,279       43,238       65,333

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated companies:
         Office and retail properties                                 396           (5)       3,100        1,956
         Temperature-controlled logistics properties                  192        4,021        4,228        9,730
         Residential development properties                        11,717       14,415       22,181       23,044
         Other                                                      2,978          603        5,319          910
                                                                ---------    ---------    ---------    ---------
     Total equity in net income of unconsolidated companies:       15,283       19,034       34,828       35,640

   Gain on property sales, net                                      6,126           --       28,753           --
                                                                ---------    ---------    ---------    ---------
         Total other income and expense                            21,409       19,034       63,581       35,640
                                                                ---------    ---------    ---------    ---------

INCOME BEFORE MINORITY INTERESTS                                   44,737       61,313      106,819      100,973
  AND EXTRAORDINARY ITEM
   Minority interests                                              (3,964)        (239)      (4,614)        (484)
                                                                ---------    ---------    ---------    ---------

NET INCOME BEFORE EXTRAORDINARY ITEM                               40,773       61,074      102,205      100,489
   Extraordinary item - extinguishment of debt                         --           --       (4,378)          --
                                                                ---------    ---------    ---------    ---------

NET INCOME                                                         40,773       61,074       97,827      100,489

Preferred unit dividends                                           (3,375)      (3,375)      (6,750)      (6,750)
Share repurchase agreement return                                    (718)          --       (2,794)          --
Forward share purchase agreement return                                --       (2,165)          --       (4,317)
                                                                ---------    ---------    ---------    ---------

NET INCOME AVAILABLE TO PARTNERS                                $  36,680    $  55,534    $  88,283    $  89,422
                                                                =========    =========    =========    =========

BASIC EARNINGS PER UNIT DATA:
   Net income available to partners before extraordinary item        0.57    $    0.80    $    1.40    $    1.29
   Extraordinary item - extinguishment of debt                         --           --        (0.07)          --
                                                                ---------    ---------    ---------    ---------
   Net income available to partners                             $    0.57    $    0.80    $    1.33    $    1.29
                                                                =========    =========    =========    =========

DILUTED EARNINGS PER UNIT DATA:
   Net income available to partners before extraordinary item        0.56    $    0.79    $    1.39    $    1.27
   Extraordinary item - extinguishment of debt                         --           --        (0.07)          --
                                                                ---------    ---------    ---------    ---------
   Net income available to partners                             $    0.56    $    0.79    $    1.32    $    1.27
                                                                =========    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                                                          ACCUMULATED
                                           PREFERRED       GENERAL         LIMITED           OTHER            TOTAL
                                           PARTNERS'      PARTNER'S       PARTNERS'      COMPREHENSIVE      PARTNERS'
                                            CAPITAL        CAPITAL         CAPITAL          INCOME           CAPITAL
                                          -----------    -----------     -----------     -------------     -----------
Partners' capital, December 31, 1999      $   200,000    $    21,097     $ 1,923,307      $    12,459      $ 2,156,863

Contributions                                      --             22           2,192               --            2,214

Preferred Equity Issuance Cost                     --            (59)         (5,829)              --           (5,888)

Unit Repurchases                                   --             (4)           (351)              --             (355)

Distributions                                      --         (1,673)       (144,595)              --         (146,268)

Net income                                         --            911          90,166               --           91,077

Unrealized Net Loss on
  Available-for-sale securities                    --             --              --           (3,562)          (3,562)

Other Comprehensive Income                         --             --              --            4,204            4,204
                                          -----------    -----------     -----------      -----------      -----------

Partners' capital, June 30, 2000          $   200,000    $    20,294     $ 1,864,890      $    13,101      $ 2,098,285
                                          ===========    ===========     ===========      ===========      ===========

   The accompanying noes are an integral part of these financial statements.

            CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                         (dollars in thousands)

                                                                         FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,
                                                                     ---------------------------
                                                                             (UNAUDITED)
                                                                        2000             1999
                                                                     ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $  97,827        $ 100,489
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                                     67,308           72,481
      Extraordinary item - extinguishment of debt                        4,378               --
      Gain on property sales, net                                      (28,753)              --
      Minority interests                                                 4,614              484
      Non-cash compensation                                                 39               81
      Distributions received in excess of earnings
        from unconsolidated companies                                    5,815               --
      Equity in earnings net of distributions received
        from unconsolidated companies                                       --          (14,621)
      Increase in accounts receivable                                   (8,632)            (867)
      Increase in deferred rent receivable                              (5,846)         (15,508)
      (Increase) decrease in other assets                               (3,496)          19,253
      Decrease in restricted cash and cash equivalents                  21,524            3,766
      Decrease in accounts payable, accrued
        expenses and other liabilities                                 (38,361)         (14,048)
                                                                     ---------        ---------
          Net cash provided by operating activities                    116,417          151,510
                                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of land held for development or sale                 (15,051)              --
      Proceeds from property sales                                     282,040               --
      Development of investment properties                             (14,951)          (5,106)
      Capital expenditures - rental properties                          (7,097)         (14,723)
      Tenant improvement and leasing costs - rental properties         (35,391)         (29,060)
      Increase in restricted cash and cash equivalents                    (263)         (19,544)
      Return of investment in unconsolidated companies                   1,589               --
      Investment in unconsolidated companies                                --         (127,422)
      Investment in residential development companies                  (11,272)         (21,688)
      Escrow deposits - acquisition of investment properties               500               --
      Increase in notes receivable                                    (158,147)          (8,016)
                                                                     ---------        ---------
          Net cash provided by (used in) investing activities           41,957         (225,559)
                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs                                             (19,008)         (12,864)
      Settlement of Forward Share Purchase Agreement                        --         (149,384)
      Borrowings under BankBoston Credit Facility                           --           51,920
      Payments under BankBoston Credit Facility                       (510,000)         (51,920)
      Borrowings under UBS Facility                                    902,819               --
      Payments under UBS Facility                                     (189,367)              --
      Notes Payable proceeds                                                --          490,000
      Notes Payable payments                                          (366,077)        (115,735)
      Capital proceeds - joint venture partner                         154,083               --
      Capital distributions - joint venture partner                    (10,681)          (1,753)
      Capital contributions to the Operating Partnership                   973           17,922
      Unit repurchases                                                    (355)              --
      Preferred unit distributions                                      (6,750)          (6,750)
      Distributions from the Operating Partnership                    (146,268)        (152,347)
                                                                     ---------        ---------
          Net cash (used in) provided by financing activities         (190,631)          69,089
                                                                     ---------        ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (32,257)          (4,960)
CASH AND CASH EQUIVALENTS,
      Beginning of period                                               72,102          109,828
                                                                     ---------        ---------
CASH AND CASH EQUIVALENTS,
      End of period                                                  $  39,845        $ 104,868
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

         All of the limited partners of the Operating Partnership other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximately 88% limited partner interest has been treated as equivalent, for purposes of this report, to 56,100,597 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 7,010,823 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 566,673 units. For purposes of this report, in computing relative partner interests, the Operating Partnership has assumed the purchase by the Company and the retirement of common shares held by a wholly-owned subsidiary of the Company, the corresponding reduction in the Company's limited partner interest and the corresponding increase in the limited partner interest of the other limited partners of the Operating Partnership. Without this adjustment, the Company's limited partner interest, the Company's general partner interest, and the remaining limited partner interest would be approximately 89%, 1%, and 10%, respectively.

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

The following table shows, by entity, the Properties that the Operating Partnership and its subsidiaries, owned as of June 30, 2000:

Operating Partnership:       25 Office Properties and The Park Shops at Houston Center

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

Crescent Real Estate         Greenway Plaza Office Properties and Renaissance Houston Hotel(1)
Funding III, IV and V, L.P.:
("Funding III, IV and V")

Crescent Real Estate         Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate         70 Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate         21 Office Properties and four Hotel Properties
Funding VIII, L.P.:
("Funding VIII")

Crescent Real Estate         Chancellor Park, Denver Marriott City Center, Four Seasons - Houston, MCI Tower, Miami
Funding IX, L.P.:            Center, Reverchon Plaza, 44 Cook Street, 55 Madison and 6225 N. 24th Street
("Funding IX")

----------
(1) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

SEGMENTS

         As of June 30, 2000, the Operating Partnership's assets and operations were composed of five major investment segments:

         o     Office and Retail Segment;

         o     Hotel/Resort Segment;

         o     Residential Development Segment;

         o     Temperature-Controlled Logistics Segment; and

         o     Behavioral Healthcare Segment.

         Within these segments, the Operating Partnership owned directly or indirectly the following real estate assets (the "Properties") as of June 30, 2000:

         o OFFICE AND RETAIL SEGMENT consisted of 80 office properties (collectively referred to as the "Office Properties") located in 28 metropolitan submarkets in seven states, with an aggregate of approximately 29.0 million net rentable square feet and three retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately 0.4 million net rentable square feet. See Note 16. Dispositions.

         o HOTEL/RESORT SEGMENT consisted of five upscale business class hotels with a total of 2,168 rooms, three luxury spa resorts with a total of 566 rooms and two Canyon Ranch destination fitness resorts and spas that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties"). All Hotel Properties, except the Omni Austin Hotel, are leased to subsidiaries of Crescent Operating, Inc. ("COPI"). The Omni Austin Hotel is leased to HCD Austin Corporation.

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 19 residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's indirect 39.6% interest in three partnerships (collectively referred to as the "Temperature-Controlled Logistics Partnerships"), each of which owns one or more corporations or limited liability companies (collectively referred to as the "Temperature-Controlled Logistics Corporations") which, as of June 30, 2000, directly or indirectly owned 90 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 444.9 million cubic feet (17.8 million square feet).

         o BEHAVIORAL HEALTHCARE SEGMENT consisted of 70 properties in 22 states (collectively referred to as the "Behavioral Healthcare Properties"). Charter Behavioral Health Systems, LLC. ("CBHS") was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan Health Services, Inc. ("Magellan") and 90% by COPI and an affiliate of COPI. On February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. As of June 30, 2000, CBHS was continuing to operate 37 of the Behavioral Healthcare Properties (the "Core Properties") and had ceased operations at the other 33 Behavioral Healthcare Properties (the "Non-Core Properties"). CBHS intends to cease operations at all of the Core Properties, either in connection with a sale of operating assets or by closing Core Properties. The Operating Partnership intends to sell all of the Behavioral Healthcare Properties. Subsequent to June 30, 2000, the Operating Partnership sold three Core Properties and two Non-Core Properties. The Operating Partnership has entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties and is actively marketing for sale the remaining eight Core Properties and 22 Non-Core Properties. See Note 15. CBHS and
               Note 16. Dispositions for a description of the current status of CBHS and the Operating Partnership's investment in the Behavioral Healthcare Properties.

         See Note 6. Segment Reporting for a table showing total revenues, funds from operations and equity in net income of unconsolidated companies for each of these investment segments for the three and six months ended June 30, 2000 and 1999 and identifiable assets for each of these investment segments at June 30, 2000 and 1999.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Operating Partnership's Form 10-K for the year ended December 31, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Operating Partnership elected to implement SFAS No. 133 in the third quarter of 1999. See
Note 9. Cash Flow Hedges for a description of the impact of the cash flow hedges on the Operating Partnership's financial statements for the six months ended June 30, 2000.

3. PROPERTIES HELD FOR DISPOSITION:

Office and Retail Segment

         In pursuit of management's objective to dispose of non-strategic or non-core assets, at June 30, 2000, the Operating Partnership was actively marketing for sale its wholly owned interests in three Office Properties, which are included in the Net Investment in Real Estate of $3,344,963. The Properties are: 160 Spear located in San Francisco, California; Valley Centre located in Dallas, Texas; and Washington Harbour located in Washington, D.C. The carrying value of these Properties at June 30, 2000 was approximately $195,852. The Operating Partnership has entered into contracts or letters of intent to sell the three Office Properties held for disposition at June 30, 2000. The Operating Partnership anticipates completing the sales of these Properties by the end of the fourth quarter of 2000.

         The following table summarizes the condensed results of operations for the six months ended June 30, 2000 and 1999 for the three Office Properties held for disposition. Depreciation expense has not been recognized from the dates these Properties were classified as held for sale.

                    FOR THE SIX MONTHS ENDED JUNE 30,
                    ---------------------------------
                         2000              1999
                       --------          --------

Revenue                $ 15,796          $ 14,325
Operating Expenses        4,963             4,250
                       --------          --------
Net Operating Income   $ 10,833          $ 10,075
                       ========          ========

Behavioral Healthcare Segment

         As of June 30, 2000, the Operating Partnership owned 70 Behavioral Healthcare Properties, including 37 Core Properties and 33 Non-Core Properties. The carrying value for the 70 Behavioral Healthcare Properties at June 30, 2000 was approximately $212,126. The 37 Core Properties were classified as held for disposition at June 30, 2000, and no depreciation expense for these Properties has been recognized since May 25, 2000. The 33 Non-Core Properties were also classified as held for disposition at June 30, 2000, and no depreciation expense for these Properties was recognized for the six months ended June 30, 2000.

         Subsequent to June 30, 2000, the Operating Partnership sold three Core Properties and two Non-Core Properties. The Operating Partnership also has entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties and is actively marketing for sale the remaining eight Core Properties and 22 Non-Core Properties.

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

                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                           ----------------------------------------------------------------------
                                                        2000                                1999
                                           ---------------------------------  -----------------------------------

                                                       Wtd. Avg.   Per Unit                Wtd. Avg.    Per Unit
                                            Income      Units       Amount      Income      Units        Amount
                                           ---------  ----------  ----------  ----------  ----------   ----------

BASIC EPS -
Net Income                                 $ 40,773       64,709               $ 61,074       69,655
Series A Preferred unit distributions        (3,375)                             (3,375)
Share repurchase agreement return              (718)                                 --
Forward share purchase
   agreement return                              --                              (2,165)
                                           --------       ------     ------    --------       ------       ------


Net income available to partners           $ 36,680       64,709     $ 0.57    $ 55,534       69,655       $ 0.80
                                           ========       ======     =======   ========       ======       ======

DILUTED EPS -

Net income available to partners           $ 36,680       64,709     $ 0.57    $ 55,534       69,655       $ 0.80

Effect of dilutive securities:
   Unit options                                  --          486                     --        1,064
                                           --------       ------     ------    --------       ------       ------

Net income available to partners           $ 36,680       65,195     $ 0.56    $ 55,534       70,719       $ 0.79
                                           ========       ======     ======    ========       ======       ======

                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                         -------------------------------------------------------------------------
                                                          2000                                 1999
                                         ------------------------------------- -----------------------------------
                                                        Wtd. Avg.  Per Unit                  Wtd. Avg.  Per Unit
                                            Income        Units     Amount        Income       Units     Amount
                                         -------------- ---------- ----------- -----------  ----------- ----------

Basic EPS -
Net Income before extraordinary item    $ 102,205       66,250                 $  100,489      69,255
Series A Preferred unit distributions      (6,750)                                 (6,750)
Share repurchase agreement return          (2,794)                                     --
Forward share purchase
 agreement return                              --                                  (4,317)
                                        ---------    ---------    -----------   ---------   ---------   ----------
Net income available to partners
   before extraordinary item            $  92,661       66,250    $      1.40   $  89,422      69,255   $     1.29
Extraordinary item -
   extinguishment of debt                  (4,378)                      (0.07)         --                       --
                                        ---------    ---------    -----------   ---------   ---------   ----------

Net income available to partners        $  88,283       66,250    $      1.33   $  89,422      69,255   $     1.29
                                        =========    =========    ===========   =========   =========   ==========

Diluted EPS -

Net income available to partners
   before extraordinary item            $  92,661       66,250    $      1.40   $  89,422      69,255   $     1.29
Effect of dilutive securities:
    unit options                               --          334                         --       1,069
                                        ---------    ---------    -----------   ---------   ---------   ----------
Net income available to partners
   before extraordinary item            $  92,661       66,584    $      1.39   $  89,422      70,324   $     1.27
Extraordinary item -
   extinguishment of debt                  (4,378)                      (0.07)         --                       --
                                        ---------    ---------    -----------   ---------   ---------   ----------

Net income available to partners        $  88,283       66,584    $      1.32   $  89,422      70,324   $     1.27
                                        =========    =========    ===========   =========   =========   ==========

     The effect of the conversion of the Series A Preferred Units is not included in the computation of Diluted EPS for the three or six months ended June 30, 2000 or 1999, since the effect of their conversion is antidilutive.

5. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:

                                                                      FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                -------------------------------
                                                                    2000               1999
                                                                ------------      -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid................................................     $102,996          $ 87,781

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

Issuance of Operating Partnership units in conjunction
    with settlement of an obligation.........................        2,125                --
Acquisition of partnership interests.........................           --             3,775
Unrealized net gain/(loss) on available-for-sale securities..       (3,562)           10,560
Forward Share Purchase Agreement Return......................           --             4,317
Share Repurchase Agreement Return............................        2,794                --
Increase of cash flow hedges to fair value...................        4,204                --
Equity investment in a tenant in exchange
     for office space/other investment ventures..............        4,485                --

6. SEGMENT REPORTING:

         The Operating Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" beginning with the year ended December 31, 1998. The Operating Partnership currently has five major investment segments: the Office and Retail Segment; the Hotel/Resort Segment; the Residential Development Segment; the Temperature-Controlled Logistics Segment; and the Behavioral Healthcare Segment. Management organizes the segments within the Operating Partnership based on property type for making operating decisions and assessing performance. Investment segments for SFAS No. 131 are determined on the same basis.

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

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains or losses from sales of depreciable operating property. The Operating Partnership has adopted the revised definition of FFO effective as of January 1, 2000. Under the prior definition of FFO, for the six months ended June 30, 1999, FFO was approximately $197,343, which excluded $15,000 paid in connection with the settlement and release of all claims between the Company and Station Casinos, Inc. ("Station") arising out of the agreement and plan of merger between the Company and Station. Because this settlement is not considered an "extraordinary item" under GAAP, FFO for the six months ended June 30, 1999 would have been approximately $182,343, which would have included the $15,000 settlement payment, if the revised definition of FFO had been in effect. The Operating Partnership considers FFO an appropriate measure of performance for the Operating Partnership, and its investment segments. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

         Selected financial information related to each segment at or for the three and six months ended June 30, 2000 and 1999 is presented below.


                                                          FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                              ENDED JUNE 30,                   ENDED JUNE 30,
                                                     ----------------------------       -----------------------------
                                                        2000            1999                2000             1999
                                                     ------------    ------------       -------------   -------------
REVENUES:
   Office and Retail Segment                           $ 147,534       $ 155,713           $ 296,642       $ 305,735
   Hotel/Resort Segment                                   18,463          16,107              36,007          31,511
   Behavioral Healthcare Segment                           3,304          13,825               5,383          27,648
   Temperature-Controlled Logistics Segment                   --              --                  --              --
   Residential Development Segment                            --              --                  --              --
   Corporate and other                                     5,928           6,752              12,985          13,250
                                                       ---------       ---------           ---------       ---------
   TOTAL REVENUE                                       $ 175,229       $ 192,397           $ 351,017       $ 378,144
                                                       =========       =========           =========       =========

FUNDS FROM OPERATIONS:
   Office and Retail Segment                           $  87,213       $  92,373           $ 173,424       $ 181,479
   Hotel/Resort Segment                                   18,346          15,896              35,637          31,094
   Behavioral Healthcare Segment                           3,304          13,825               5,383          27,648
   Temperature-Controlled Logistics Segment                7,630           9,208              17,117          17,488
   Residential Development Segment                        22,861          21,037              37,904          34,338
   Corporate and other adjustments:
    Interest expense                                     (51,836)        (44,917)           (104,086)        (87,398)
    Preferred unit distributions                          (3,375)         (3,375)             (6,750)         (6,750)
    Other                                                  1,936           4,195               7,875           7,374
    Corporate general & administrative                    (4,082)         (3,816)             (9,327)         (7,930)
   Settlement of merger dispute                               --              --                  --         (15,000)
                                                       ---------       ---------           ---------       ---------
   TOTAL FUNDS FROM OPERATIONS                         $  81,997       $ 104,426           $ 157,177       $ 182,343
                                                       ---------       ---------           ---------       ---------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
   CONSOLIDATED NET INCOME:
   Depreciation and amortization of real estate
      assets                                           $ (30,353)      $ (32,149)          $ (60,145)      $ (65,026)
   Gain on property sales, net                             6,126              --              28,753              --
   Extraordinary item - extinguishment of debt                --              --              (4,378)             --
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies:
          Office and Retail Properties                    (1,790)         (2,597)             (1,718)         (4,354)
          Temperature-Controlled Logistics Properties     (7,438)         (5,187)            (12,889)         (7,758)
          Residential Development Properties             (11,144)         (6,622)            (15,723)        (11,294)
          Corporate and other                                 --            (172)                 --            (172)
   Preferred unit distributions                            3,375           3,375               6,750           6,750
                                                       ---------       ---------           ---------       ---------
NET INCOME                                             $  40,773       $  61,074           $  97,827       $ 100,489
                                                       =========       =========           =========       =========

EQUITY IN NET INCOME OF UNCONSOLIDATED
   COMPANIES:
   Office and Retail Properties                        $     396       $      (5)          $   3,100       $   1,956
   Hotel/Resort Properties                                    --              --                  --              --
   Behavioral Healthcare Properties                           --              --                  --              --
   Temperature-Controlled Logistics Properties               192           4,021               4,228           9,730
   Residential Development Properties                     11,717          14,415              22,181          23,044
   Other                                                   2,978             603               5,319             910
                                                       ---------       ---------           ---------       ---------
   TOTAL EQUITY IN NET INCOME OF
    UNCONSOLIDATED COMPANIES                           $  15,283       $  19,034           $  34,828       $  35,640
                                                       =========       =========           =========       =========

                                                                                            BALANCE AT JUNE 30,
                                                                                      --------------------------------
                                                                                           2000               1999
                                                                                      -------------      -------------
IDENTIFIABLE ASSETS:
   Office and Retail Segment                                                           $ 3,035,973        $ 3,329,219
   Hotel/Resort Segment                                                                    527,495            457,391
   Behavioral Healthcare Segment                                                           212,126            382,600
   Temperature-Controlled Logistics Segment                                                298,522            285,791
   Residential Development Segment                                                         279,548            316,294
   Other                                                                                   500,275            456,503
                                                                                       -----------        -----------
   TOTAL IDENTIFIABLE ASSETS                                                           $ 4,853,939        $ 5,227,798
                                                                                       ===========        ===========

         At June 30, 2000, COPI was the Operating Partnership's largest lessee in terms of total revenues. Total revenues received from COPI for the six months ended June 30, 2000 were approximately 9% of the Operating Partnership's total revenues. COPI was the lessee of nine of the Hotel Properties for the six months ended June 30, 2000.

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

7.       INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
         COMPANIES:

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies, or equity investments:

                                                                                        OPERATING PARTNERSHIP'S
                                                                                               OWNERSHIP
                  ENTITY                                CLASSIFICATION                   AS OF JUNE 30, 2000
-------------------------------------        --------------------------------------      -------------------
Desert Mountain Development Corp.             Residential Development Corporation                95%(1)
The Woodlands Land Company, Inc.              Residential Development Corporation                95%(1)
Crescent Development Management Corp.         Residential Development Corporation                90%(1)
Mira Vista Development Corp.                  Residential Development Corporation                94%(1)
Houston Area Development Corp.                Residential Development Corporation                94%(1)
Crescent CS Holdings Corp.                            Crescent Subsidiary                        99%(2)
Crescent CS Holdings II Corp.                         Crescent Subsidiary                        99%(2)
The Woodlands Commercial                     Office and Retail (office/venture tech
    Properties Company, L.P.                             portfolio)(3)                         42.5%
Main Street Partners, L.P.                   Office and Retail (office property -
                                                        Bank One Center)                         50%
DBL Holdings, Inc.                                           Other                             97.4%
Metropolitan Partners, LLC                                   Other                               (4)
CRL Investments, Inc.                                        Other                               95%

----------
(1) See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(2) The Crescent Subsidiaries have a 40% interest in each of the three Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly own the Temperature-Controlled Logistics Properties. Accordingly, the Operating Partnership has an indirect 39.6% interest in the Temperature-Controlled Logistics Properties. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Temperature-Controlled Logistics Segment for additional information regarding the ownership of the Temperature-Controlled Logistics Properties.

(3)  See Note 3. Properties Held for Disposition - Other.

(4) The Operating Partnership's $85,000 preferred member interest in Metropolitan Partners, LLC ("Metropolitan") at June 30, 2000 would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Operating Partnership. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Operating Partnership may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson Associates Realty Corporation ("Reckson") at a conversion price of $24.61.

        The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Temperature-Controlled Logistics Corporations," "Office and Retail" and "Other," as applicable, as of June 30, 2000.

BALANCE SHEETS:

                                                  BALANCE AT JUNE 30, 2000
                                     -------------------------------------------------
                                                  TEMPERATURE-
                                     RESIDENTIAL   CONTROLLED
                                     DEVELOPMENT   LOGISTICS    OFFICE AND
                                     CORPORATIONS CORPORATIONS    RETAIL       OTHER
                                     ------------ ------------  -----------  ---------

Real estate, net                      $ 736,654   $1,329,227     $ 407,394
Cash                                     43,352       22,281        18,421
Other assets                            200,225       92,675 (2)    37,998
                                      ---------   ----------     ---------
     Total assets                     $ 980,231   $1,444,183     $ 463,813
                                      =========   ==========     =========

Notes payable                         $ 250,601   $  571,174     $ 282,364
Notes payable to the Operating
  Partnership                           152,708       11,333            --
Other liabilities                       345,444       82,339        11,773
Equity                                  231,478      779,337       169,676
                                      ---------   ----------     ---------
      Total liabilities and equity    $ 980,231   $1,444,183     $ 463,813
                                      =========   ==========     =========
Operating Partnership's share of
     Unconsolidated debt              $ 101,180   $  226,185     $ 131,545
                                      =========   ==========     =========

Operating Partnership's investments
  in real estate mortgages and
  equity of unconsolidated companies  $ 279,548   $  298,522     $  95,220   $ 143,072
                                      =========   ==========     =========   =========

SUMMARY STATEMENTS OF OPERATIONS:

                                           FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                    ----------------------------------------------------
                                                 TEMPERATURE-
                                    RESIDENTIAL   CONTROLLED
                                    DEVELOPMENT   LOGISTICS      OFFICE AND
                                    CORPORATIONS CORPORATIONS      RETAIL       OTHER
                                    ------------ ------------    ----------  -----------

Total revenues                        $ 227,577   $   83,592     $  38,954
Expenses:
   Operating expense                    183,398       11,125 (1)    11,831
   Interest expense                       3,231       23,872         9,147
   Depreciation and amortization          6,374       28,918        11,810
   Taxes                                  2,678        1,476            --
   Other expense                             --        2,625 (2)        --
                                      ---------   ----------     ---------
Total expenses                          195,681       68,016        32,788
                                      ---------   ----------     ---------

Net income                            $  31,896   $   15,576     $   6,166
                                      =========   ==========     =========

Operating Partnership's equity in
  net income of unconsolidated
  companies                           $  22,181   $    4,228     $   3,100    $   5,319
                                      =========   ==========     =========    =========

----------
(1) Inclusive of the management fee paid to Vornado Realty Trust (1% per annum of the acquisition price of assets plus cost of development properties).

(2) During the three months ended June 30, 2000, the tenant of the Temperature-Controlled Logistics Properties elected to defer approximately $6,700 of rent, of which the Operating Partnership's share was approximately $2,700. During the three months ended June 30, 2000, the Temperature-Controlled Logistics Corporations recorded a rent receivable valuation allowance of approximately $4,000, of which the Operating Partnership's portion was approximately $1,600. The reserve was recorded in connection with the probable restructuring of the leases.

8.       NOTES PAYABLE AND BORROWINGS UNDER UBS FACILITY:

The following is a summary of the Operating Partnership's debt financing at June 30, 2000:

                                                                                                        BALANCE
                                                                                                    OUTSTANDING AT
                                                                                                     JUNE 30, 2000
                                                                                                    ---------------

SECURED DEBT

UBS Term Loan II(1) (see description of UBS Facility below)............................................$326,677

AEGON Note(2) due July 1, 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the
Funding III, IV and V Properties........................................................................276,394

UBS Line of Credit(1) (see description of UBS Facility below)...........................................240,000

LaSalle Note I(3) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027, secured by the Funding I Properties.............................................................................239,000

BankBoston Term Note II(4) due August 31, 2003, bears interest at the 30-day
LIBOR rate plus 400 basis points (at June 30, 2000, the interest rate was
10.69%) with a four-year interest only term, secured by equity interests in
Funding I and II........................................................................................200,000

JP Morgan Mortgage Note(5) due October 1, 2016, bears interest at a fixed rate of 8.31% with a two-year interest-only term (through October 2001), followed by principal amortization based on a 15-year amortization schedule through maturity in October 2016, secured by the Houston Center mixed-use Office Property complex........................200,000

LaSalle Note II(6) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2028, secured by the Funding II Properties....................................................................161,000

UBS Term Loan I(1) (see description of UBS Facility below)..............................................146,775

SFT Whole Loans, Inc. ("SFT") Note due September 30, 2001, bears interest at
30-day LIBOR plus 1.75% (at June 30, 2000, the rate was 8.39%) with an interest-only term, secured by the Fountain Place Office Property........................................97,123

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center Hotel Property..........................63,500

Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran Center Office Property.............................................................39,464

Northwestern Life Note due January 2003, bears interest at 7.66% with an interest-only term, secured by the 301 Congress Avenue Office Property.......................................................26,000

Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The Woodlands Office Properties.............................................11,260

                                                                                                        BALANCE
                                                                                                     OUTSTANDING AT
                                                                                                     JUNE 30, 2000
                                                                                                     --------------
SECURED DEBT

Nomura Funding VI Note(7) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
July 2020, secured by the Funding VI Property........................................................       8,397

Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and
interest payments based on a 15-year amortization schedule, secured by a parcel of land..............         714

UNSECURED DEBT

2007 Notes(8) bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
September 2007.......................................................................................     250,000

2002 Notes(8) bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
September 2002.......................................................................................     150,000
                                                                                                       ----------

     Total Notes Payable.............................................................................  $2,436,304
                                                                                                       ==========

(1) Effective January 31, 2000, the Operating Partnership entered into the UBS Facility, which was amended on May 10, 2000 and May 18, 2000, and, as amended, consists of three tranches: the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II. For a further description of the UBS Facility, see "UBS Facility" below.

(2) The outstanding principal balance of this note at maturity will be approximately $223,000.

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

(4) This loan is secured by partnership interests in two pools of underleveraged assets. On February 1, 2000, the Operating Partnership renegotiated certain terms and covenants under this note. As a result, the interest rate on the underlying note increased to 30-day LIBOR plus 400 basis points. The Operating Partnership entered into a four-year $200,000 cash flow hedge agreement effective September 1, 1999 with Salomon Brothers Holding Company, Inc. ("Salomon") in a separate transaction related to the BankBoston Term Note II. See Note 9. Cash Flow Hedges.

(5) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October
     2006) by making a final payment of approximately $179,000.

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

         Below are the aggregate principal amounts due as of June 30, 2000 under the UBS Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

                           SECURED            UNSECURED          TOTAL
                         -----------          ---------       -----------
(in thousands)
2000                     $     2,602          $      --       $     2,602
2001                         113,891                 --           113,891
2002                          73,913            150,000           223,913
2003                         627,835                 --           627,835
2004                         343,533                 --           343,533
Thereafter                   874,530            250,000         1,124,530
                         -----------          ---------       -----------
                         $ 2,036,304          $ 400,000       $ 2,436,304
                         ===========          =========       ===========

UBS FACILITY

        On February 4, 2000, the Operating Partnership repaid and retired the Operating Partnership's prior credit facility with BankBoston, N.A. (the "BankBoston Credit Facility") and the BankBoston Term Note I primarily with the proceeds of the UBS Facility. The UBS Facility is a secured, variable-rate facility that is currently funded by a syndicate of 23 banks and institutions led by UBS AG ("UBS") and Fleet Boston Financial ("Fleet"). The borrowing capacity under the UBS Facility is currently limited to $760,245. The UBS Facility was entered into effective January 31, 2000, and amended on May 10, 2000 and May 18, 2000 and, as amended, consists of three tranches: the UBS Line of Credit, a three-year $300,000 revolving line of credit (currently limited to $286,793 of borrowing capacity); the UBS Term Loan I, a $146,775 three-year term loan; and the UBS Term Loan II, a $326,677 four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at June 30, 2000, were approximately $240,000, $146,775 and $326,677, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of June 30, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 9.18% and the interest rate on the UBS Term Loan II was 9.43%. In order to mitigate its exposure to variable-rate debt, the Operating Partnership has entered into two cash flow hedge agreements related to a portion of the UBS Facility. See Note 9. Cash Flow Hedges for a description of these agreements. During the six months ended June 30, 2000, the Operating Partnership sold six Office Properties securing the UBS Facility. The net proceeds of the sale of these Properties were used to repay amounts outstanding under the UBS Facility. As of June 30, 2000, the UBS Facility was secured by 34 Office Properties and four Hotel Properties. The UBS Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Operating Partnership was in compliance with all covenants related to the UBS Facility for the June 30, 2000 reporting period.

9. CASH FLOW HEDGES:

         The Operating Partnership does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable-rate debt. The Operating Partnership accounts for its derivative instruments under SFAS No. 133, which was adopted in the third quarter of 1999.

         On September 1, 1999, the Operating Partnership entered into a four-year cash flow hedge agreement with Salomon for a notional amount of $200,000 relating to the BankBoston Term Note II. As a result of the cash flow hedge agreement, the interest rate on the underlying note, which currently has a floating interest rate of 30-day LIBOR plus 400 basis points, has been effectively converted to a fixed interest rate of 10.18% through maturity. During the six months ended June 30, 2000, the cash flow hedge agreement with Salomon resulted in a reduction of approximately $34 of interest expense.

         Effective February 4, 2000, the Operating Partnership entered into a three-year cash flow hedge agreement with Fleet, for a notional amount of $200,000, relating to a portion of the UBS Term Loan I and the UBS Line of

Credit. As a result, the interest rate on $200,000 of the amount due under the UBS Term Loan I and the UBS Line of Credit, which were originally issued at a floating interest rate of LIBOR plus 250 basis points, was effectively converted to a fixed interest rate of 9.61% through maturity. During the six months ended June 30, 2000, the cash flow hedge agreement with Fleet resulted in approximately $781 of additional interest expense.

         Effective April 18, 2000, the Operating Partnership entered into a four-year cash flow hedge agreement with Fleet, for a notional amount of $100,000, relating to a portion of the UBS Term Loan II. As a result, the interest rate on $100,000 of this loan, which was originally issued at a floating interest rate of LIBOR plus 275 basis points, was effectively converted to a fixed interest rate of 9.51% through maturity. Fleet has an option to terminate the agreement at the end of the third year of the agreement. During the six months ended June 30, 2000, the cash flow hedge agreement with Fleet resulted in approximately $77 of additional interest expense.

10. SETTLEMENT OF MERGER DISPUTE:

         On April 14, 1999, the Company and Station entered into a settlement agreement for the mutual settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station, which the Company terminated in August 1998. As part of the settlement agreement, the Operating Partnership paid $15,000 to Station on April 22, 1999.

11. MINORITY INTEREST:

         Minority interest represents joint venture and preferred equity interests held by third parties in other consolidated subsidiaries.

12. SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

         During the six months ended June 30, 2000, the Operating Partnership formed Funding IX and contributed seven Office Properties and two Hotel Properties to Funding IX. The Operating Partnership owns 100% of the voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of June 30, 2000, the Operating Partnership had sold $160,000 of non-voting, redeemable preferred Class A Units in Funding IX to GMAC Commercial Mortgage Corporation ("GMACCM"). The Class A Units receive a preferred variable-rate dividend currently calculated at 30-day LIBOR plus 450 basis points, or approximately 11.2% per annum as of June 30, 2000, and are redeemable at the option of the Operating Partnership at the original purchase price. Subsequent to June 30, 2000, the Operating Partnership sold an additional $90,000 of Class A Units in Funding IX to GMACCM. The Operating Partnership has the right to sell to GMACCM an additional $25,000 of Class A Units, for an aggregate of $275,000, on or before August 11, 2000.

         As of August 9, 2000, $233,740 of the net proceeds of $240,941 from the sale of the Class A Units were loaned to a wholly-owned subsidiary of the Company which used these proceeds to repurchase 12,388,823 of the Company's outstanding common shares. These shares will be held in the subsidiary of the Company until the Class A Units are redeemed. Distributions will continue to be paid by the Company on the repurchased common shares and will be used to pay dividends on the Class A Units. See Note 13. Partners' Capital - Share Repurchase Program.

         The Operating Partnership is actively marketing the Office Properties held by Funding IX for joint venture and will use the proceeds from any joint venture of a Property held by Funding IX to redeem the Class A Units.

13. PARTNERS' CAPITAL:

         Each unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the six months ended June 30, 2000, there were 28,562 units exchanged for 57,124 common shares of the Company.

SHARE REPURCHASE PROGRAM

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of its outstanding common shares from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"), in an amount not to exceed $500,000. The repurchase of common shares by the Company will decrease the Company's limited partner interest, which will result in an increase in net income per unit.

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

         The Company commenced the Share Repurchase Program in March 2000. During the six months ended June 30, 2000, the Company repurchased 4,400,030 common shares in the open market at an average price of $19.19 per common share for an aggregate of approximately $84,418. Subsequent to June 30, 2000, the Company repurchased 2,220,200 common shares in the open market at an average price of $21.94 per common share for an aggregate of $48,701.

         In addition, during the six months ended June 30, 2000, the Company repurchased 4,042,691 common shares at an average price of $17.49 per common share for an aggregate of approximately $70,712, under the "Share Repurchase Agreement" with UBS. This amount includes 20,301 common shares purchased outside of the Share Repurchase Program in connection with a management incentive plan. On July 5, 2000, the Company fulfilled its settlement obligations under the Share Repurchase Agreement with UBS by repurchasing the remaining 1,766,489 common shares at an average cost of $17.33 per common share for an aggregate cost of approximately $30,621. See "Share Repurchase Agreement" below for a description of the agreement. All of the common shares repurchased by the Company with the proceeds of the sale of Class A Units in Funding IX will be held in a wholly-owned subsidiary of the Company. Pursuant to an agreement between the Company and the subsidiary, the Company is required to purchase these common shares from the subsidiary no later than March 15, 2003, at which time the shares will be retired. The presentation of these financial statements assumes the Company has purchased the shares from the wholly-owned subsidiary and retired these shares. Based on these assumptions, the Company's limited partner interest decreased, which in turn resulted in an increase in net income per unit.

         The purchase of 12,429,410 common shares was primarily financed with the proceeds of the sale of Class A Units in Funding IX. See Note 12. Sale of Preferred Equity Interests in Subsidiary.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement with UBS to purchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to purchase 4,789,580 common shares, or approximately $84,100 of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to purchase from UBS by January 4, 2001 to 5,809,180 common shares, or approximately $101,000 of the Company's common shares (as amended, the "Share Repurchase Agreement"). The price the Company was obligated to pay for the common shares was calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus a return to UBS of 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return to UBS under the agreement is equal to 30-day LIBOR plus 250 basis points.

         The Company had the option to settle the Share Repurchase Agreement in cash or common shares. During the six months ended June 30, 2000, the Company purchased 4,042,691 common shares from UBS at an average cost of $17.49 per common share. On July 5, 2000, the Company fulfilled its settlement obligations under the Share Repurchase Agreement with UBS by purchasing the remaining 1,766,489 common shares from UBS at an average cost of $17.33 per common share. The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See Note 12. Sale of Preferred Equity Interests in Subsidiary.

DISTRIBUTIONS

Units

         On February 17, 2000, the Operating Partnership paid a distribution of $74,542, or $1.10 per unit to holders of record on January 28, 2000. The distribution represented an annualized distribution of $4.40 per unit.

         On May 15, 2000, the Operating Partnership paid a distribution of $74,628, or $1.10 per unit to holders of record on April 28, 2000. The distribution represented an annualized distribution of $4.40 per unit.

         On July 14, 2000, the Operating Partnership declared a distribution of $74,675, or $1.10 per unit, to holders of record on July 31, 2000. The distribution represents an annualized distribution of $4.40 per unit and is payable on August 15, 2000.

Preferred Units

         On February 17, 2000, the Operating Partnership paid a distribution on its Series A Preferred Units of $3,375, or $0.421875 per unit, to the Company, which was the sole holder of record on January 28, 2000. The distribution represented an annualized distribution of $1.6875 per preferred unit.

         On May 15, 2000, the Operating Partnership paid a distribution on its Series A Preferred Units of $3,375, or $0.421875 per unit, to the Company, which was the sole holder of record on April 28, 2000. The distribution represented an annualized dividend of $1.6875 per preferred unit.

         On July 14, 2000, the Operating Partnership declared a distribution on its Series A Preferred Units of $3,375, or $0.421875 per unit, to the Company, which was the sole holder of record on July 31, 2000. The distribution represents an annualized distribution of $1.6875 per preferred unit and is payable on August 15, 2000.

14. RELATED PARTY INVESTMENT:

       As of June 30, 2000, the Operating Partnership, upon the approval of CREE, Ltd. and the independent members of the Board of Trust Managers of the Company, had contributed approximately $23,800 of a $25,000 commitment to DBL Holdings, Inc. ("DBL"). The total contribution will be made through a combination of loans and equity investments. The Operating Partnership has a 97.4% non-voting interest in DBL.

       The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary, which committed to purchase $25,000 of limited partnership interests in G2 Opportunity Fund, LP ("G2"), representing a limited partnership interest of approximately 12.5%. DBL-ABC, Inc. is committed to contribute the balance of $1,200 upon demand of the general partner of G2. G2 was formed for the purpose of investing in commercial mortgage-backed securities and is managed by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and member of the Strategic Planning Committee of CREE, Ltd., and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company and member of the Strategic Planning Committee of CREE, Ltd., each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP. At June 30, 2000, DBL's primary holdings consisted of the 12.5% investment in G2.

15. CBHS:

         As of December 31, 1999, the Operating Partnership owned 88 behavioral healthcare properties, all of which were leased by the Operating Partnership to CBHS under a master lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions, and on February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware.

         Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Operating Partnership received approximately $3,304 and $5,383 in rent from CBHS during the three and six months ended June 30, 2000, respectively.

         The Operating Partnership sold 18 behavioral healthcare properties during the six months ended June 30, 2000, generating approximately $11,273 and $49,573 in net proceeds, during the three and six months ended June 30, 2000, respectively.

         As of June 30, 2000, the Behavioral Healthcare Segment consisted of 70 Behavioral Healthcare Properties in 22 states. CBHS was continuing to operate the 37 Core Properties and had ceased operations at the 33 Non-Core Properties as of June 30, 2000. CBHS intends to cease operations at all of the Core Properties, either in connection with a sale of operating assets or by closing Core Properties. The Operating Partnership intends to sell all of the Behavioral Healthcare Properties.

         Subsequent to June 30, 2000, the Operating Partnership sold three Core Properties and two Non-Core Properties. The Operating Partnership also has entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties and is actively marketing for sale the remaining eight Core Properties and 22 Non-Core Properties.

16. DISPOSITIONS:

Office & Retail Segment

         During the six months ended June 30, 2000, the Operating Partnership completed the sale of nine wholly owned Office Properties. The sale of the nine Office Properties generated approximately $198,478 of net proceeds. The proceeds were used primarily to pay down debt. The Operating Partnership recognized a net gain, which is included in Gain on Property Sales, Net, of approximately $9,644 related to the sale of eight of the nine Office Properties during the six months ended June 30, 2000. During the year ended December 31, 1999, the Operating Partnership recognized an impairment loss of approximately $16,800 on one Office Property which was sold during the six months ended June 30, 2000. The Operating Partnership also recognized an impairment loss, which is included in Gain on Property Sales, Net, of approximately $5,000 during the six months ended June 30, 2000 on one of the nine Properties sold. The impairment losses represented the differences between the carrying values of the Office Properties and the sales prices less costs of the sales.

Behavioral Healthcare Segment

         During the six months ended June 30, 2000, the Operating Partnership completed the sale of 18 behavioral healthcare properties previously classified as held for disposition. The sales generated approximately $49,573 in net proceeds and a net gain of approximately $14,717 for the six months ended June 30, 2000. Subsequent to June 30, 2000, the Operating Partnership sold three Core Properties and two Non-Core Properties. The sales generated approximately $21,725 in net proceeds and a net gain of approximately $3,917. The net proceeds from the sale of the 18 behavioral healthcare properties sold during the six months ended June 30, 2000 and the three Core Properties and two Non-Core Properties sold subsequent to June 30, 2000 were used primarily to pay down variable-rate debt. The Operating Partnership has also entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties.

Other

         The Woodlands Commercial Properties Company L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (retail and office/venture tech portfolio) located in The Woodlands. The sale of the retail portfolio, including the Operating Partnership's four Retail Properties located in The Woodlands, closed on January 5, 2000, and generated approximately $49,800 of net proceeds, of which the Operating Partnership's portion was approximately $37,300. The Woodlands Retail Properties were sold at a net gain of approximately $9,000, of which the Operating Partnership's portion was approximately $6,900. The proceeds to the Operating Partnership were used primarily to pay down debt.

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

          o The Operating Partnership's ability to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms;

          o The Operating Partnership's ability to locate purchasers and close sales of the Behavioral Healthcare Properties;

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

         The following sections include information for each of the Operating Partnership's investment segments for the six months ended June 30, 2000.

OFFICE AND RETAIL SEGMENT

         The following tables show the same-store net operating income growth for the approximately 27.5 million square feet of Office Property space owned as of June 30, 2000, which excludes approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Operating Partnership owns a 50% non-controlling interest.

                                FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                             ------------------------------------- ---------------------------------------
                                                         PERCENTAGE/                           PERCENTAGE/
                                                           POINT                                 POINT
                                                          INCREASE                              INCREASE
                                2000          1999       (DECREASE)   2000        1999         (DECREASE)
                             ----------   ----------    ---------- ----------   ----------    ------------
  (IN MILLIONS)
Same-store Revenues          $    142.3   $    137.0        3.9%   $    282.0   $    272.9        3.3%
Same-store Expenses                60.0         58.8        2.0%        120.3        117.1        2.7%
                             ----------   ----------               ----------   ----------
Net Operating Income         $     82.3   $     78.2        5.2%   $    161.7   $    155.8        3.8%
                             ==========   ==========               ==========   ==========

Weighted Average Occupancy         92.1%        92.1%        --pt        91.6%        92.7%      (1.1)pt(1)

---------

(1) This decline in weighted average occupancy is due to three significant lease expirations totaling 524,000 square feet: two at year-end 1999 and one in the first quarter of 2000. As of August 9, 2000, approximately 79% of the expiring space has been re-leased, with commencement dates over the next two quarters.

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leases compared to expiring leasing rates at the Operating Partnership's Office Properties owned as of June 30, 2000.

                                         FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                    -------------------------------------------------------
                                     SIGNED                  EXPIRING           PERCENTAGE
                                     LEASES                   LEASES             INCREASE
                                    ---------                --------           -----------
Renewed or re-leased (1)             575,000 sq. ft.            N/A                 N/A
Weighted average full-
     service rental rate (2)        $  25.14 per sq. ft.     $20.43 per sq. ft.    23.1%
FFO annual net effective
     rental rate (3)                $  15.93 per sq. ft.     $11.23 per sq. ft.    41.9%

                                           FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  ---------------------------------------------------------
                                     SIGNED                  EXPIRING           PERCENTAGE
                                     LEASES                   LEASES             INCREASE
                                  ------------               --------           -----------
Renewed or re-leased (1)           1,394,000 sq. ft.            N/A                 N/A
Weighted average full-
     service rental rate (2)      $    24.77 per sq. ft.     $20.98 per sq. ft.    18.1%
FFO annual net effective
     rental rate (3)              $    15.53 per sq. ft.     $11.74 per sq. ft.    32.3%


---------
(1)  All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

HOTEL/RESORT SEGMENT

         The following table shows weighted average occupancy, average daily rate and revenue per available room/guest for the Hotel Properties for the three and six months ended June 30, 2000 and 1999.

                                             FOR THE THREE MONTHS ENDED JUNE 30,          FOR THE SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------       -------------------------------------
                                                                     PERCENTAGE/                                 PERCENTAGE/
                                                                       POINT                                       POINT
                                                                      INCREASE                                    INCREASE
                                             2000         1999       (DECREASE)        2000          1999        (DECREASE)
                                             -----       -----       ----------        -----         -----       -----------
UPSCALE BUSINESS CLASS HOTELS:
Weighted average occupancy                      78%         71%           7pt             76%           72%            4pt
Average daily rate                           $ 134       $ 130            3%           $ 132         $ 129             2%
Revenue per available room                   $ 105       $  92           14%           $ 101         $  94             7%

LUXURY SPA RESORTS:
Weighted average occupancy                      66%         69%          (3)pt             71%           74%          (3)pt
Average daily rate                           $ 272       $ 205           33%           $  319         $ 263            21%
Revenue per available room                   $ 179       $ 141           27%           $  226         $ 195            16%

DESTINATION FITNESS RESORTS AND SPAS:
Weighted average occupancy (1)                  85%         87%          (2)pt             88%           89%           (1)pt
Average daily rate (2)                       $ 583       $ 529           10%            $ 587         $ 537             9%
Revenue per available guest (3)              $ 482       $ 446            8%            $ 503         $ 464             8%
                                             -----       -----        ------            -----         -----         ------

TOTAL HOTEL PROPERTIES:
Weighted average occupancy                      77%         73%           4pt              77%           75%            2pt
Average daily rate                           $ 228       $ 213            7%            $ 239         $ 224             7%
Revenue per available room/guest             $ 175       $ 155           13%            $ 183         $ 167            10%

---------

(1) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights, which is the maximum number of guests that the resort can accommodate per night, for the period.

(2) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.

(3) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

         The following table shows pro-forma Hotel Property same-store rental income for the three and six months ended June 30, 2000 and 1999, for the nine Hotel Properties owned as of January 1, 1999. Pro-forma rental income includes weighted average base rent with scheduled rent increases that would be taken into account under GAAP, and percentage rent. Management believes that the pro-forma rental income, which includes the effect of the change in accounting for contingent rental revenues that was adopted January 1, 2000, is the best measure of same-store rental income growth for both periods.

                                      FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                      -----------------------------------  ---------------------------------
                                                            PERCENTAGE                           PERCENTAGE
                                         2000      1999      INCREASE       2000      1999       INCREASE
                                       -------   -------   -------------   -------   -------   -------------

          (IN THOUSANDS)
Upscale Business Class Hotels          $ 7,307   $ 6,455         13%       $13,728   $12,885          7%
Luxury Spa Resorts                       6,586     6,227          6         13,049    11,707         11(1)
Destination Fitness Resorts and Spas     3,272     3,182          3          6,635     6,245          6
                                       -------   -------       ----        -------   -------       ----
All Hotel Properties                   $17,165   $15,864          8%       $33,412   $30,837          8%
                                       =======   =======       ====        =======   =======       ====

---------
(1) Of the 11% same-store rental income growth, approximately 7 percentage points are due to the $21.0 million expansion project and favorable operations at Sonoma Mission Inn and Spa.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Operating Partnership owns economic interests in five Residential Development Corporations through the residential development property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in 19 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties. Management plans to maintain the Residential Development segment at its current investment level and reinvest returned capital into residential development projects that it expects to achieve comparable rates of return.

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

                                FOR THE THREE MONTHS ENDED JUNE 30,         FOR THE SIX MONTHS ENDED JUNE 30,
                                  2000                     1999                2000                   1999
                                ---------               -----------         ---------              ----------
Residential lot sales                449                        407             1,012                     918
Average sales price per lot     $ 43,622                $    48,031         $  45,053              $   48,789
Commercial land sales                  6 acres                   19 acres          27 acres                27 acres
Average sales price per acre    $427,649                $   289,375         $ 337,952              $  316,019

     o Residential lot sales increased by 94 lots or 10%, for the six months ended June 30, 2000 compared to the same period in 1999.

     o The Woodlands estimates that additional sales of approximately 1,100 residential lots and 60 acres of commercial land will close during the remainder of 2000.

     o Future buildout of The Woodlands is estimated at approximately 13,500 residential lots and approximately 1,900 acres of commercial land, of which approximately 1,100 residential lots and 1,350 acres are currently in inventory.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

                                 FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                    ENDED JUNE 30,                   ENDED JUNE 30,
                             ----------------------------     -------------------------
                                 2000           1999             2000          1999
                             --------------  ------------     ------------  -----------
Residential lot sales                   73            88              117          124
Average sales price per lot(1)   $ 635,000     $ 594,000         $597,000     $548,000

---------

(1)   Including equity golf memberships.

     o The average sales price per lot increased by $49,000 or 9%, as a reflection of a higher price product mix sold in the six months ended June 30, 2000 compared to the same period in 1999.

     o Future buildout of Desert Mountain is estimated to be in excess of 500 residential lots, of which approximately 180 are currently in inventory.

Crescent Development Management Corporation ("CDMC"), Beaver Creek, Colorado:

                                    FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                      ENDED JUNE 30,               ENDED JUNE 30,
                                --------------------------      ----------------------
                                   2000           1999            2000         1999
                                ------------   -----------      ----------   ---------
Active projects                          13             5              13           5
Residential lot sales                    21             -              26           6
Townhome sales                            -             8               2          21
Single-family home sales                  3             2               4           4
Equivalent timeshare unit sales           -             1               -           5
Condominium sales                         5             -               6           -
Total Revenue (in millions)          $ 22.0        $ 21.3          $ 52.1      $ 47.2



o CDMC experienced 10% growth in total revenue for the six months ended June 30, 2000 compared to the same period in 1999.

o In April 1999, a partnership in which CDMC has a 64% economic interest completed the purchase of Riverfront Park (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25.0 million. The development of Riverfront Park began in May 2000. The first phase consists of condominiums and lofts with prices ranging from $0.2 million to $2.1 million. Park Place, the first residential project in this first phase, consists of 71 lofts for which pre-selling commenced in January 2000. As of June 30, 2000, contracts had been signed on 93% of the lofts. Pre-selling had also commenced on the 58 Park Tower condominiums and the 53 Promenade lofts, which are also first phase developments. As of June 30, 2000, contracts had been signed on 45% of the condominiums and 66% of the lofts. As of June 30, 2000, the partnership had also entered into contracts relating to the sale of 8.3 acres of Riverfront Park, which are expected to close by the end of the fourth quarter of 2000.

o Development of Main Street Station, a premier slope-side residential development in Breckenridge, Colorado, began in April 2000. All of the 82 condominiums are pre-sold with prices ranging from $0.2 million to $1.1 million per unit.

o CDMC estimates the following sales for the year 2000 from its 13 active projects: 357 residential lots, 15 townhomes, 41 condominiums, and one single-family home.

o As of June 30, 2000, contracts relating to 85% of the sales anticipated during the full year 2000 had been executed.

Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas:

                                       FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                           ENDED JUNE 30,                ENDED JUNE 30,
                                     --------------------------    --------------------------
                                        2000          1999            2000           1999
                                     -----------   ------------    -----------    -----------
Residential lot sales                         8             11             19             19
Average sales price per lot (1)       $ 107,000       $118,000       $ 96,000       $124,000

---------
(1) Decrease in average sales price per lot between years is due to a change in product mix.

Houston Area Development Corp. ("Houston Area Development"), Houston, Texas:

                                          FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                              ENDED JUNE 30,              ENDED JUNE 30,
                                        -------------------------   --------------------------
                                          2000          1999           2000           1999
                                        ----------   ------------   ------------   -----------
Residential lot sales                          56             67            111           113
Average sales price per lot               $26,000       $ 30,000       $ 27,000      $ 29,000

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of June 30, 2000, the Operating Partnership held an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly own the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, which is owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI, in which the Operating Partnership has no interest. COPI holds an indirect 0.4% interest in the Temperature-Controlled Logistics Partnerships, through its ownership of a 1% economic interest, representing all of the voting common stock, in each of the Crescent Subsidiaries. COPI has an option to require the Operating Partnership to purchase COPI's interest in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Company, adversely affect the status of the Company as a REIT, for an aggregate price, payable by the Operating Partnership, of approximately $3.8 million.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, entered into triple-net master leases of the Temperature-Controlled Logistics Properties with certain of the Temperature-Controlled Logistics Corporations. Each of the Temperature-Controlled Logistics Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. Under the leases, AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance, and repair of the properties as well as capital expenditures for the properties in excess of $5.0 million annually. For the six months ended June 30, 2000, rental revenues were approximately $83.6 million (inclusive of deferred rent), of which base rent represented approximately 80%. AmeriCold Logistics has the right to defer a portion of the rent for the Properties for up to three years beginning on March 12, 1999, to the extent that available cash, as defined in the leases, is insufficient to pay such rent. As of December 31, 1999, AmeriCold Logistics had deferred approximately $5.4 million of rent, of which the Operating Partnership's share was approximately $2.1 million. During the three months ended June 30, 2000, AmeriCold Logistics deferred approximately $6.7 million of rent, of which the Operating Partnership's share was approximately $2.7 million. During the three months ended June 30, 2000, the Temperature-Controlled Logistics Corporations recorded a rent receivable valuation allowance of approximately $4.0 million, of which the Operating Partnership's portion was approximately $1.6 million. The reserve was recorded in connection with the probable restructuring of the leases.

         Management believes that earnings before interest, taxes, depreciation and amortization and rent ("EBITDAR") is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics. The following table shows EBITDAR and lease payments for AmeriCold Logistics for the six months ended June 30, 2000 and 1999.

                               FOR THE SIX
                               MONTHS ENDED
                                 JUNE 30,
                               ------------
                                   2000
                               ------------
EBITDAR(1)                        $ 78.0
Lease Payment                     $ 83.6(2)

---------
(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

(2)  Includes deferred rent of $6.7 million.

o During the first quarter of 2000, the Temperature-Controlled Logistics Corporations completed and opened $30.6 million of expansion and new product space, representing approximately 16.6 million cubic feet (0.8 million square feet).

o The Temperature-Controlled Logistics Corporations have approximately $25.0 to $50.0 million of expansion and new product temperature-controlled logistics facilities under review for development or acquisition during 2000.

BEHAVIORAL HEALTHCARE SEGMENT

        As of June 30, 2000, the Behavioral Healthcare Segment consisted of 70 Behavioral Healthcare Properties in 22 states. CBHS was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan and 90% by COPI and an affiliate of COPI. On February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. As of June 30, 2000, CBHS was continuing to operate the 37 Core Properties and had ceased operations at the 33 Non-Core Properties. CBHS intends to cease operations at all of the Core Properties, either in connection with a sale of operating assets or by closing Core Properties. The Operating Partnership intends to sell all of the Behavioral Healthcare Properties.

        Subsequent to June 30, 2000, the Operating Partnership sold three Core Properties and two Non-Core Properties. The Operating Partnership has entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties and is actively marketing for sale the remaining eight Core Properties and 22 Non-Core Properties.

         During the six months ended June 30, 2000, the Operating Partnership received cash rental payments of approximately $5.4 million from CBHS. See "Liquidity and Capital Resources - CBHS" below for a complete description of the current status of CBHS, the voluntary filing of Chapter 11 bankruptcy petitions by CBHS and its subsidiaries and the Operating Partnership's investment in the Behavioral Healthcare Properties.

         At June 30, 2000, the Operating Partnership's investment in the Behavioral Healthcare Properties represented approximately 5% of its total assets and approximately 2% of consolidated rental revenues for the six months ended June 30, 2000.

                              RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's financial data as a percentage of total revenues for the three and six months ended June 30, 2000 and 1999 and the variance in dollars between the three and six months ended June 30, 2000 and 1999. See Note 6. Segment Reporting included in Item 1. Financial Statements for financial information about investment segments.

                                                      FINANCIAL DATA AS A PERCENTAGE
                                                            OF TOTAL REVENUES
                                                ---------------------------------------------
                                                 FOR THE THREE MONTHS    FOR THE SIX MONTHS    TOTAL VARIANCE IN DOLLARS BETWEEN THE
                                                    ENDED JUNE 30,          ENDED JUNE 30,        THREE MONTHS      SIX MONTHS
                                                ---------------------   ---------------------     ENDED JUNE 30,   ENDED JUNE 30,
                                                 2000           1999       2000        1999       2000 AND 1999    2000 AND 1999
                                                --------     --------   --------     --------     -------------    -------------
REVENUES
     Office and retail properties                   84.2%        80.9%      84.5%        80.9%    $        (8.2)   $        (9.1)
     Hotel properties                               10.6          8.4       10.3          8.3               2.4              4.5
     Behavioral healthcare properties                1.9          7.2        1.5          7.3             (10.5)           (22.2)
     Interest and other income                       3.3          3.5        3.7          3.5              (0.9)            (0.3)
                                                --------     --------   --------     --------     -------------    -------------
        TOTAL REVENUES                             100.0        100.0      100.0        100.0             (17.2)           (27.1)
                                                --------     --------   --------     --------     -------------    -------------

EXPENSES
     Operating expenses                             35.4         34.0       36.3         34.4              (3.7)            (2.9)
     Corporate general and administrative            2.3          2.0        2.6          2.1               0.4              1.4
     Interest expense                               29.6         23.3       29.7         23.1               6.9             16.7
     Amortization of deferred financing costs        1.3          1.5        1.3          1.5              (0.5)            (1.1)
     Depreciation and amortization                  18.1         17.2       17.8         17.6              (1.3)            (4.1)
     Settlement of merger dispute                     --           --         --          4.0                --            (15.0)
                                                --------     --------   --------     --------     -------------    -------------
        TOTAL EXPENSES                              86.7         78.0       87.7         82.7               1.8             (5.0)
                                                --------     --------   --------     --------     -------------    -------------
OPERATING INCOME                                    13.3         22.0       12.3         17.3             (19.0)           (22.1)

OTHER INCOME AND EXPENSE
     Equity in net income of unconsolidated
       companies:
        Office and retail properties                 0.2           --        0.9          0.5               0.4              1.1
        Temperature-controlled logistics
         properties                                  0.1          2.1        1.2          2.6              (3.8)            (5.5)
        Residential development properties           6.7          7.5        6.3          6.1              (2.7)            (0.8)
        Other                                        1.8          0.3        1.5          0.2               2.4              4.4
                                                --------     --------   --------     --------     -------------    -------------
        TOTAL EQUITY IN NET INCOME FROM
          UNCONSOLIDATED COMPANIES:                  8.8          9.9        9.9          9.4              (3.7)            (0.8)

     Gain on property sales, net                     3.4           --        8.2           --               6.1             28.8
                                                --------     --------   --------     --------     -------------    -------------
        TOTAL OTHER INCOME AND EXPENSE              12.2          9.9       18.1          9.4               2.4             28.0
                                                --------     --------   --------     --------     -------------    -------------

INCOME BEFORE MINORITY INTERESTS
     AND EXTRAORDINARY ITEM                         25.5         31.9       30.4         26.7             (16.6)             5.9

     Minority interests                             (2.2)        (0.1)      (1.3)        (0.1)             (3.7)            (4.1)
                                                --------     --------   --------     --------     -------------    -------------

NET INCOME BEFORE EXTRAORDINARY ITEM                23.3         31.8       29.1         26.6             (20.3)             1.8

     Extraordinary item -- extinguishment
       of debt                                        --           --       (1.3)          --                --             (4.4)
                                                --------     --------   --------     --------     -------------    -------------

NET INCOME                                          23.3         31.8       27.8         26.6             (20.3)            (2.6)

     Preferred unit dividends                       (1.9)        (1.8)      (1.9)        (1.8)               --               --
     Share repurchase agreement return              (0.4)          --       (0.8)          --              (0.7)            (2.8)
     Forward share purchase
          agreement return                            --         (1.1)        --         (1.1)              2.2              4.4
                                                --------     --------   --------     --------     -------------    -------------

NET INCOME AVAILABLE TO
     PARTNERS                                       21.0%        28.9%      25.1%        23.7%    $       (18.8)   $        (1.0)
                                                ========     ========   ========     ========     =============    =============

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

REVENUES

         Total revenues decreased $17.2 million, or 8.9%, to $175.2 million for the three months ended June 30, 2000, as compared to $192.4 million for the three months ended June 30, 1999.

         The decrease in Office and Retail Property revenues of $8.2 million, or 5.3%, for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, is attributable to:

               o decreased revenues of $8.0 million due to the disposition of six Office Properties and four Retail Properties during the first quarter of 2000;

               o decreased revenues of $3.0 million primarily as a result of a lease termination fee of $4.6 million received in June 1999; and

               o decreased revenues of $1.8 million due to the disposition of three Office Properties during the second quarter of 2000, which contributed revenues for a full quarter in 1999, as compared to a partial quarter in 2000; partially offset by

               o increased revenues of $4.6 million from the 80 Office and three Retail Properties owned as of June 30, 2000, primarily as a result of increased weighted average full-service rental rates at these Properties.

         The increase in Hotel Property revenues of $2.4 million, or 14.9%, for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, is primarily attributable to:

               o the reclassification of the Renaissance Houston Hotel from the Office and Retail segment to the Hotel/Resort segment as a result of the restructuring of its lease on July 1, 1999, which resulted in $1.1 million of incremental revenues under the new lease;

               o increased revenues of $0.6 million primarily due to an increase in percentage rents at Omni Austin Hotel as a result of higher room rates and higher occupancy rates; and

               o increased revenues of $0.4 million primarily due to an increase in percentage rents resulting from higher room rates and lease amendments entered into in connection with amounts paid by the Operating Partnership for capital improvements at Sonoma Mission Inn & Spa.

         The decrease in Behavioral Healthcare Property revenue of $10.5 million, or 76.1%, for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, is attributable to the reflection of rent from CBHS on a cash basis beginning in the third quarter of 1999, and the filing of voluntary bankruptcy petitions by CBHS and its subsidiaries on February 16, 2000, which resulted in a reduction in Behavioral Healthcare Property revenues to $3.3 million for the three months ended June 30, 2000.

EXPENSES

         Total expenses increased $1.8 million, or 1.2%, to $151.9 million for the three months ended June 30, 2000, as compared to $150.1 million for the three months ended June 30, 1999.

         The decrease in rental property operating expenses of $3.7 million, or 5.6%, for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, is attributable to:

               o decreased expenses of $4.0 million due to the disposition of six Office Properties and four Retail Properties during the first quarter of 2000; and

               o decreased expenses of $0.6 million due to the disposition of three Office Properties during the second quarter of 2000, which incurred expenses for a full quarter in 1999, as compared to a partial quarter in 2000; partially offset by

               o an increase in expenses of $0.9 million from the 80 Office and three Retail Properties owned as of June 30, 2000, as a result of an increase in real estate taxes of $0.5 million and other operating expenses of $0.4 million.

         The increase in interest expense of $6.9 million, or 15.4%, for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, is primarily attributable to:

               o $16.6 million of incremental interest payable due to draws under the UBS Facility;

               o $5.3 million of incremental interest payable under the BankBoston Term Note II which was obtained on September 14, 1999;

               o $3.0 million of incremental interest payable due to the refinancing of the Greenway Plaza Office Property complex in June 1999; and

               o $0.7 million of incremental interest payable due to the refinancing of the Houston Center Office Property complex in September 1999.

         The increase in interest expense is partially offset by:

               o a decrease of $18.5 million in interest payable due to the repayment and retiring of the BankBoston Credit Facility and the BankBoston Term Note I on February 4, 2000.

         The decrease in depreciation and amortization expense of $1.3 million, or 3.9%, as compared to the three months ended June 30, 1999, is primarily attributable to the cessation of the recognition of depreciation expense on Office Properties and Behavioral Healthcare Properties from the dates they were classified as held for disposition.

OTHER INCOME

         Other income increased $2.4 million, or 12.6%, to $21.4 million for the three months ended June 30, 2000, as compared to $19.0 million for the three months ended June 30, 1999. The components of the increase in other income are discussed below.

         The decrease in equity in net income of unconsolidated companies of $3.7 million, or 19.5%, for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, is attributable to:

               o a decrease in equity in net income of the Temperature-Controlled Logistics Partnerships of $3.8 million, or 95.0%, resulting primarily from (i) the recognition of a rent receivable valuation allowance at June 30, 2000 of $1.6 million and (ii) an increase in tax expense of $1.4 million in the three months ended June 30, 2000; and

               o a decrease in equity in net income of the Residential Development Corporations of $2.7 million, or 18.8%, primarily due to a decrease in commercial acreage sales at Houston Area Development Company and The Woodlands Land Development Company, L.P.; partially offset by

               o an increase in equity in net income of the other unconsolidated companies of $2.4 million, or 400.0%, primarily as a result of the dividend income attributable to the 7.5% per annum cash flow preference of the Operating Partnership's $85.0 million preferred member interest in Metropolitan, which the Operating Partnership purchased in May 1999; and

               o an increase in equity in net income of the unconsolidated Office and Retail Properties of $0.4 million, or 100.0%, attributable to a reduction in operating expenses at The Woodlands Commercial Properties Company, L.P.

         The increase in net gain on property sales of $6.1 million represents a gain recognized on Office and Behavioral Healthcare Property sales during the three months ended June 30, 2000.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

REVENUES

         Total revenues decreased $27.1 million, or 7.2%, to $351.0 million for the six months ended June 30, 2000, as compared to $378.1 million for the six months ended June 30, 1999.

         The decrease in Office and Retail Property revenues of $9.1 million, or 3.0%, for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is attributable to:

               o decreased revenues of $12.5 million due to the disposition of six Office Properties and four Retail Properties during the first quarter of 2000, which contributed revenues during the full six months of 1999, as compared to only a portion of the period of 2000;

               o decreased revenues of $3.0 million primarily as a result of a lease termination fee of $4.6 million received in June 1999;

               o decreased revenues of $1.7 million due to the disposition of three Office Properties during the second quarter of 2000, which contributed revenues during the full six months of 1999, as compared to only a portion of the period of 2000; partially offset by

               o increased revenues of $8.1 million from the 80 Office and three Retail Properties owned as of June 30, 2000, primarily as a result of increased weighted average full-service rental rates at these Properties.

         The increase in Hotel Property revenues of $4.5 million, or 14.3%, for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is primarily attributable to:

               o the reclassification of the Renaissance Houston Hotel from the Office and Retail segment to the Hotel/Resort segment as a result of the restructuring of its lease on July 1, 1999, which resulted in $2.4 million of incremental revenues under the new lease;

               o increased revenues of $1.4 million primarily due to an increase in percentage rents resulting from higher room rates and lease amendments entered into in connection with amounts paid by the Operating Partnership for capital improvements at Sonoma Mission Inn & Spa; and

               o increased revenues of $0.5 million primarily due to an increase in percentage rents at Omni Austin Hotel due to higher room rates and higher occupancy rates.

         The decrease in Behavioral Healthcare Property revenue of $22.2 million, or 80.4%, for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is attributable to the reflection of rent from CBHS on a cash basis beginning in the third quarter of 1999, and the filing of voluntary bankruptcy petitions by CBHS and its subsidiaries on February 16, 2000, which resulted in a reduction in Behavioral Healthcare Property revenues to $5.4 million for the six months ended June 30, 2000.

EXPENSES

         Total expenses decreased $5.0 million, or 1.6%, to $307.8 million for the six months ended June 30, 2000, as compared to $312.8 million for the six months ended June 30, 1999.

         The decrease in rental property operating expenses of $2.9 million, or 2.2%, for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is attributable to:

               o decreased expenses of $5.4 million due to the disposition of six Office Properties and four Retail Properties during the first quarter of 2000, which incurred expenses during the full six months of 1999, as compared to only a portion of the period of 2000; and

               o decreased expenses of $0.6 million due to the disposition of three Office Properties during the second quarter of 2000, which incurred expenses during the full six months of 1999, as compared to only a portion of the period of 2000; partially offset by

               o increased expenses of $3.1 million from the 80 Office and three Retail Properties owned as of June 30, 2000, primarily as a result of an increase in real estate taxes of $3.0 million.

         The increase in interest expense of $16.7 million, or 19.1%, for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is primarily attributable to:

               o $27.4 million of incremental interest payable due to draws under the UBS Facility;

               o $10.3 million of incremental interest payable under the BankBoston Term Note II which was obtained on September 14, 1999;

               o $6.2 million of incremental interest payable due to the refinancing of the Greenway Plaza Office Property complex in June 1999; and

               o $1.7 million of incremental interest payable due to the refinancing of the Houston Center Office Property complex in September 1999.

         The increase in interest expense is partially offset by:

               o a decrease of $28.4 million in interest payable due to the repayment and retiring of the BankBoston Credit Facility and the BankBoston Term Note I on February 4, 2000.

         The decrease in depreciation and amortization expense of $4.1 million, or 6.1%, as compared to the six months ended June 30, 1999, is primarily attributable to the cessation of the recognition of depreciation expense on Office Properties and Behavioral Healthcare Properties from the dates they were classified as held for disposition.

         An additional decrease in expenses of $15.0 million is attributable to a decrease in non-recurring costs incurred during the six months ended June 30, 1999 in connection with the settlement of litigation relating to the merger agreement entered into January 1998 between the Company and Station.

OTHER INCOME

         Other income increased $28.0 million, or 78.7%, to $63.6 million for the six months ended June 30, 2000, as compared to $35.6 million for the six months ended June 30, 1999. The components of the increase in other income are discussed below.

         The decrease in equity in net income of unconsolidated companies of $0.8 million, or 2.2%, for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is attributable to:

               o a decrease in equity in net income of the Temperature-Controlled Logistics Partnerships of $5.5 million, or 56.7%, resulting primarily from (i) the recognition of a rent receivable valuation allowance at June 30, 2000 of $1.6 million, (ii) the one-time tax benefit of approximately $2.9 million in the six months ended June 30, 1999, which resulted from the election of REIT status by one of the Temperature-Controlled Logistics Corporations in 1999; and (iii) an increase in tax expense of $1.4 million in the six months ended June 30, 2000; partially offset by
                    (iv) the change in ownership structure which created an approximate $0.3 million increase in equity in net income from the Temperature-Controlled Logistics Partnerships for the six months ended June 30, 2000. Prior to March 12, 1999, the Temperature-Controlled Logistics Corporations reflected their equity in the operations of the Temperature-Controlled Logistics Properties. Subsequent to March 12, 1999, the Temperature-Controlled Logistics Corporations reflect equity in the rent they receive from AmeriCold Logistics, the lessee and owner of business operations; and

               o a decrease in equity in net income of the Residential Development Corporations of $0.8 million, or 3.5%, primarily as a result of (i) the decrease in commercial acreage sales at Houston Area Development, which resulted in a decrease of $1.9 million in equity in net income to the Operating Partnership; partially offset by (ii) the increase in average sales price per lot at Desert Mountain, due to constant lot absorption between years, and an increase in membership conversion revenue, which resulted in $1.3 million of incremental equity in net income to the Operating Partnership.

               The decrease in equity in net income of unconsolidated companies is partially offset by;

               o an increase in equity in net income of the other unconsolidated companies of $4.4 million, or 488.9%, primarily as a result of the dividend income attributable to the 7.5% per annum cash flow preference of the Operating Partnership's $85.0 million preferred member interest in Metropolitan, which the Operating Partnership purchased in May 1999; and

               o an increase in equity in net income of the unconsolidated Office and Retail Properties of $1.1 million, or 55.0%, as compared to the six months ended June 30, 1999, attributable to increased revenues at The Woodlands Commercial Properties Company, L.P.

         The increase in net gain on property sales of $28.8 million represents a gain recognized on Office, Retail and Behavioral Healthcare Property sales during the six months ended June 30, 2000, reduced by an impairment loss of $5.0 million recognized during the six months ended June 30, 2000 on one Office Property sold during the second quarter of 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $39.8 million and $72.1 million at June 30, 2000 and December 31, 1999, respectively. This 44.8% decrease is attributable to $190.6 million used in financing activities, partially offset by $116.4 million and $42.0 million provided by operating and investing activities, respectively.

FINANCING ACTIVITIES

         The Operating Partnership's use of cash for financing activities of $190.6 million is primarily attributable to:

               o payments under the BankBoston Credit Facility of $510.0 million;

               o payments of $366.0 million of long-term debt, primarily attributable to payments of (i) $320.0 million on the BankBoston Term Note II, and (ii) $43.6 million for the retirement of the Metropolitan Life Note II;

               o    distributions paid to unitholders of $146.3 million;

               o debt financing costs of $19.0 million primarily related to capitalized financing costs in connection with the UBS Facility; and

               o distributions paid to the holder of preferred units of $6.8 million.

         The use of cash for financing activities is partially offset by:

               o    net proceeds under the UBS Facility of $713.5 million; and

               o net capital proceeds from joint ventures of $143.4 million, primarily due to net proceeds of $154.1 million from the sale of Class A Units to GMACCM.

OPERATING ACTIVITIES

         The Operating Partnership's cash provided by operating activities of $116.4 million is primarily attributable to:

               o    $155.1 million from Property operations;

               o $21.5 million from a decrease in restricted cash and cash equivalents, primarily as a result of a decrease in property tax escrow deposits due to the payment of property taxes in January 2000;

               o    $4.6 million from minority interests; and

               o $5.8 million representing distributions received from unconsolidated companies in excess of equity in earnings.

         The cash provided by operating activities is partially offset by:

               o $38.4 million attributable to a decrease in accounts payable, accrued liabilities and other liabilities primarily due to the payment of property taxes during the six months ended June 30, 2000; and

               o $28.8 million primarily attributable to a net gain on the sale of Office, Retail and Behavioral Healthcare Properties.

INVESTING ACTIVITIES

         The Operating Partnership's cash provided by investing activities of $42.0 million is primarily attributable to:

               o $282.0 million of net sales proceeds primarily attributable to the disposition of Office, Retail and Behavioral Healthcare Properties; and

               o $1.6 million from return of investment in unconsolidated companies.

         The Operating Partnership's cash provided by investing activities is partially offset by:

               o $158.1 million increase in notes receivable primarily as a result of a loan of $154.5 million to a wholly-owned subsidiary of the Company in connection with the repurchase of 8,442,721 common shares of the Company;

               o $35.4 million for recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties;

               o $15.1 million for the acquisition of land held for development in Houston;

               o $15.0 million for the development of investment properties, including expansions and renovations at the Hotel Properties;

               o $11.3 million of additional investment in the Residential Development Corporations; and

               o $7.1 million for capital expenditures on rental properties, primarily attributable to non-recoverable building improvements for the Office and Retail Properties and replacement of furniture, fixtures and equipment for the Hotel Properties.

PROPERTY DISPOSITIONS

Office & Retail Segment

         During the six months ended June 30, 2000, the Operating Partnership completed the sale of nine wholly owned Office Properties. The sales of the nine Office Properties generated approximately $198.5 million of net proceeds. The proceeds were used primarily to pay down debt. The Operating Partnership recognized a net gain of approximately $9.6 million related to the sales of eight of the nine Office Properties during the six months ended June 30, 2000. During the year ended December 31, 1999, the Operating Partnership recognized an impairment loss of approximately $16.8 million on one Office Property which was sold during the six months ended June 30, 2000. The Operating Partnership also recognized an impairment loss of approximately $5.0 million during the six months ended June 30, 2000 on one of the nine Properties sold. The impairment losses represented the differences between the carrying values of the Office Properties and the sales prices less costs of the sales. The Operating Partnership has entered into contracts or letters of intent relating to the sale of the three additional Office Properties that were classified as held for disposition as of June 30, 2000. The sales of these Properties are expected to close by the end of the fourth quarter of 2000.

Behavioral Healthcare Segment

         During the six months ended June 30, 2000, the Operating Partnership completed the sale of 18 behavioral healthcare properties previously classified as held for disposition. The sales generated approximately $49.6 million in net proceeds and a net gain of approximately $14.7 million for the six months ended June 30, 2000. As of June 30, 2000, all 70 of the Behavioral Healthcare Properties, including 37 Core Properties and 33 Non-Core Properties, were classified as held for disposition. Subsequent to June 30, 2000, the Operating Partnership sold three Core Properties and two Non-Core Properties. The sales generated approximately $21.7 million in net proceeds and a net gain of approximately $3.9 million. The net proceeds from the sale of the 18 behavioral healthcare properties sold during the six months ended June 30, 2000 and the three Core Properties and two Non-Core Properties sold subsequent to June 30, 2000 were used primarily to pay down variable-rate debt. The Operating Partnership also has entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties. The sales of these Properties are expected to close by the end of the fourth quarter of 2000.

Other

         The Woodlands Commercial Properties Company, L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (retail and office/venture tech portfolio) located in The Woodlands. The sale of the retail portfolio, including the Operating Partnership's four Retail Properties located in The Woodlands, closed on January 5, 2000, and generated approximately $49.8 million of net proceeds, of which the Operating Partnership's portion was approximately $37.3 million. The Woodlands Retail Properties were sold at a net gain of approximately $9.0 million, of which the Operating Partnership's portion was approximately $6.9 million. The proceeds to the Operating Partnership were used primarily to pay down debt.

CBHS

        As of December 31, 1999, the Operating Partnership owned 88 behavioral healthcare properties, all of which were leased by the Operating Partnership to CBHS under a master lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions, and on February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware.

         Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Operating Partnership received approximately $3.3 million and $5.4 million in rent from CBHS during the three and six months ended June 30, 2000, respectively.

         The Operating Partnership sold 18 behavioral healthcare properties during the six months ended June 30, 2000, generating approximately $11.3 million and $49.6 million in net proceeds, during the three and six months ended June 30, 2000, respectively.

         As of June 30, 2000, the Behavioral Healthcare Segment consisted of 70 Behavioral Healthcare Properties in 22 states. CBHS was continuing to operate the 37 Core Properties and had ceased operations at the 33 Non-Core Properties as of June 30, 2000. CBHS intends to cease operations at all of the Core Properties, either in connection with a sale of operating assets or by closing Core Properties. The Operating Partnership intends to sell all of the Behavioral Healthcare Properties.

           Subsequent to June 30, 2000, the Operating Partnership sold three Core Properties and two Non-Core Properties. The Operating Partnership also has entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties and is actively marketing for sale the remaining eight Core Properties and 22 Non-Core Properties.

TXU ENERGY SERVICE AGREEMENT

         On June 5, 2000, the Operating Partnership entered into a five-year energy services agreement with TXU Energy Services ("TXU"), under which TXU will manage a full range of energy services on behalf of the Operating Partnership. The agreement provides that TXU will consolidate, audit, and pay all utility bills, provide real-time metering technology and offer on-line access to customized utility management reports. In addition, TXU will manage supply-side services, including review of existing rate structure and negotiation and procurement of energy supply in competitive areas, and invest in energy efficiency and local management technologies. Furthermore, TXU will design, finance, and build energy-related projects on site-specific programs for the Operating Partnership. The first phase of the agreement focuses on the Operating Partnership's Class A Office Properties with future plans to incorporate the Operating Partnership's Hotel Properties.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of June 30, 2000, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities. In connection with the issuances of securities pursuant to the Shelf Registration Statement, the Company contributes the net proceeds of these issuances to the Operating Partnership for its use in exchange for an increase in its limited partner interest in the Operating Partnership.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

         During the six months ended June 30, 2000, the Operating Partnership formed Funding IX and contributed seven Office Properties and two Hotel Properties to Funding IX. The Operating Partnership owns 100% of the voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of June 30, 2000, the Operating Partnership had sold $160.0 million of non-voting, redeemable preferred Class A Units in Funding IX to GMAC Commercial Mortgage Corporation ("GMACCM"). The Class A Units receive a preferred variable rate dividend currently calculated at 30-day LIBOR plus 450 basis points, or approximately 11.2% per annum as of June 30, 2000, and are redeemable at the option of the Operating Partnership at the original purchase price. Subsequent to June 30, 2000, the Operating Partnership sold an additional $90.0 million of Class A Units in Funding IX to GMACCM. The Operating Partnership has the right to sell to GMACCM an additional $25.0 million of Class A Units, for an aggregate of $275.0 million, on or before August 11, 2000.

         As of August 9, 2000, $233.7 million of the net proceeds of $240.9 million from the sale of the Class A Units were loaned to a wholly-owned subsidiary of the Company, which used these proceeds to repurchase 12,388,823 of the Company's outstanding common shares. These shares will be held in the subsidiary until the Class A Units are redeemed. Distributions will continue to be paid by the Company on the repurchased common shares and will be used to pay dividends on the Class A Units. See "Share Repurchase Program" below.

         The Operating Partnership is actively marketing the Office Properties held by Funding IX for joint venture and will use the proceeds from any joint venture of a Property held by Funding IX to redeem the Class A Units.

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

         The Company commenced the Share Repurchase Program in March 2000. During the six months ended June 30, 2000, the Company repurchased 4,400,030 common shares in the open market at an average price of $19.19 per common share for an aggregate of approximately $84.4 million. Subsequent to June 30, 2000, the Company repurchased 2,220,200 common shares in the open market at an average price of $21.94 per common share for an aggregate of $48.7 million.

         In addition, during the six months ended June 30, 2000, the Company repurchased 4,042,691 common shares at an average price of $17.49 per common share for an aggregate of approximately $70.7 million, under the "Share Repurchase Agreement" with UBS. This amount includes 20,301 common shares purchased outside of the Share

Repurchase Program in connection with a management incentive plan. On July 5, 2000, the Company fulfilled its settlement obligations under the Share Repurchase Agreement with UBS by repurchasing the remaining 1,766,489 common shares at an average cost of $17.33 per common share for an aggregate cost of approximately $30.6 million. See "Share Repurchase Agreement" below for a description of the agreement. All of the common shares repurchased by the Company with the proceeds of the sale of Class A Units in Funding IX will be held in a wholly-owned subsidiary of the Company. Pursuant to an agreement between the Company and the subsidiary, the Company is required to repurchase these common shares from the subsidiary no later than March 15, 2003, at which time the shares will be retired. The presentation in the financial statements assumes that the Company has purchased the shares from the wholly-owned subsidiary and retired these shares. Based on these assumptions, the Company's limited partner interest decreased, which in turn resulted in an increase in net income per unit.

         The purchase of the 12,429,410 common shares was primarily financed with the proceeds of the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement with UBS to purchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to purchase 4,789,580 common shares, or approximately $84.1 million of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to purchase from UBS by January 4, 2001 to 5,809,100 common shares, or approximately $101.0 million of the Company's common shares. The price the Company was obligated to pay for the common shares was calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus a return to UBS of 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return to UBS under the agreement is equal to 30-day LIBOR plus 250 basis points.

         The Company had the option to settle the Share Repurchase Agreement in cash or common shares. During the six months ended June 30, 2000, the Company purchased 4,042,691 common shares from UBS, at an average cost of $17.49 per common share. This decreased the Operating Partnership's liquidity and resulted in an increase in the Operating Partnership's net income per common unit and net book value per unit. On July 5, 2000, the Company fulfilled its settlement obligations under the Share Repurchase Agreement with UBS by purchasing the remaining 1,766,489 common shares at an average cost of $17.33 per common share. This decreased the Operating Partnership's liquidity and will result in an increase in the Operating Partnership's net income per unit and net book value per unit for the third quarter of 2000. The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" and see also "Share Repurchase Program" above for a description of the effect of this transaction on the Company's interest in the Operating Partnership.

METROPOLITAN

         The Operating Partnership's $85.0 million preferred member interest in Metropolitan at June 30, 2000 would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85.0 million, plus an amount sufficient to provide a 9.5% internal rate of return to the Operating Partnership. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Operating Partnership may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price of $24.61.

UBS FACILITY

         On February 4, 2000, the Operating Partnership repaid and retired the BankBoston Credit Facility and the BankBoston Term Note I primarily with the proceeds of the UBS Facility. The UBS Facility is a secured, variable-rate facility that is currently funded by a syndicate of 23 banks and institutions led by UBS and Fleet. The borrowing capacity under the UBS facility is currently limited to $760.3 million. The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000, and, as amended, consists of three tranches: the UBS Line of Credit, a three-year $300.0 million revolving line of credit (currently limited to $286.8 million of borrowing capacity); the UBS Term Loan I, a $146.8 million three-year term loan; and the UBS Term Loan II, a $326.7 million four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at June 30, 2000, were approximately $240.0 million, $146.8 million and $326.7 million, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of June 30, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 9.18% and the interest rate on the UBS Term Loan II was 9.43%. In order to mitigate its exposure to variable-rate debt, the Operating Partnership has entered into two cash flow hedge agreements related to a portion of the UBS Facility. See "Cash Flow Hedging Transactions" below for a description of these agreements. During the six months ended June 30, 2000, the Operating Partnership sold six Office Properties securing the UBS Facility. The net proceeds of the sale of these Properties were used to repay amounts outstanding under the UBS Facility. As of June 30, 2000, the UBS Facility was secured by 34 Office Properties and four Hotel Properties. The UBS Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Operating Partnership was in compliance with all covenants related to the UBS Facility for the June 30, 2000 reporting period.

CASH FLOW HEDGING TRANSACTIONS

         The Operating Partnership does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable rate debt. The Operating Partnership accounts for its derivative instruments under SFAS No. 133, which was adopted in the third quarter of 1999.

         On September 1, 1999, the Operating Partnership entered into a four-year cash flow hedge agreement with Salomon for a notional amount of $200.0 million, relating to the BankBoston Term Note II. As a result of the cash flow hedge agreement, the interest rate on the underlying note, which currently has a floating interest rate of 30-day LIBOR plus 400 basis points, has been effectively converted to a fixed interest rate of 10.18% through maturity. During the six months ended June 30, 2000, the cash flow hedge agreement with Salomon resulted in a reduction of approximately $0.03 million of interest expense.

         Effective February 4, 2000, the Operating Partnership entered into a three-year cash flow hedge agreement with Fleet, for a notional amount of $200.0 million, relating to a portion of the UBS Term Loan I and the UBS Line of Credit. As a result, the interest rate on $200.0 million of the amount due under the UBS Term Loan I and the UBS Line of Credit, which were originally issued at a floating interest rate of LIBOR plus 250 basis points, was effectively converted to a fixed interest rate of 9.61% through maturity. During the six months ended June 30, 2000, the cash flow hedge agreement with Fleet resulted in approximately $0.78 million of additional interest expense.

         Effective April 18, 2000, the Operating Partnership entered into a four-year cash flow hedge agreement with Fleet, for a notional amount of $100.0 million, relating to a portion of the UBS Term Loan II. As a result, the interest rate on $100.0 million of this loan, which was originally issued at a floating interest rate of LIBOR plus 275 basis points, was effectively converted to a fixed interest rate of 9.51% through maturity. Fleet has an option to terminate the agreement at the end of the third year of the agreement. During the six months ended June 30, 2000, the cash flow hedge agreement with Fleet resulted in approximately $0.08 million of additional interest expense.

ASSET JOINT VENTURES

         The Operating Partnership has agreements with Chadwick Saylor & Co., Inc. and Warburg Dillon Read pursuant to which they are providing investment advisory services to the Operating Partnership regarding the Operating Partnership's joint-venture strategy. The Operating Partnership intends to hold a minority equity interest in these joint-ventured assets and will continue to lease and manage these Properties.

LIQUIDITY REQUIREMENTS

         During the six months ended June 30, 2000, the Operating Partnership entered into the UBS Facility, which is described above under "UBS Facility." The Operating Partnership used the proceeds of the UBS Facility to retire the BankBoston Credit Facility and BankBoston Term Note I, which made up 86% of the Operating Partnership's maturing debt in 2000 and 2001.

         The Company's Share Repurchase Agreement with UBS, as described in "Share Repurchase Agreement" above, was scheduled to expire on January 4, 2001, at which time the Company would have been required to settle in cash or common shares. During the six months ended June 30, 2000, the Company purchased 4,042,691 common shares from UBS at an average cost of $17.49 per common share. In addition, on July 5, 2000, the Company fulfilled its settlement obligations under the Share Repurchase Agreement with UBS by purchasing 1,766,489 common shares from UBS at an average cost of $17.33 per common share. The purchases were funded primarily through the sale of the Class A Units in Funding IX, as described in "Sale of Preferred Equity Interests in Subsidiary" above.

         The Sonoma Mission Inn & Spa, located north of San Francisco, California, completed its estimated $21.0 million expansion, consisting of 30 additional guest rooms and a 30,000 square foot full-service spa during the second quarter of 2000. The Operating Partnership has incurred costs of $18.2 million related to the expansion as of June 30, 2000. In the first quarter of 2000, the 389 guest room Renaissance Houston Hotel, located in the center of Greenway Plaza, commenced a substantial renovation, including improvements to all guest rooms, the lobby, corridors and exterior and interior systems. The estimated $15.0 million renovation project, of which the Operating Partnership has incurred costs of $3.3 million as of June 30, 2000, is scheduled to be completed in the fourth quarter of 2000. Both of these projects will be funded from cash flow provided by operating activities, additional debt financing or a combination of the two.

         In July, 2000, the Operating Partnership began the development of an office building adjacent to The Avallon in Austin, Texas. The approximately 88,000 square foot building has been 100% pre-leased. The $12.0 million project is scheduled to be completed within the next 12 months, and will be funded through additional debt financing.

         The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, and distributions to unitholders, primarily through cash flow provided by operating activities. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Operating Partnership expects to finance such requirements with available cash, property sales, proceeds received from joint venture arrangements or additional debt financing.

         The Operating Partnership expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of June 30, 2000, the Operating Partnership's long-term liquidity requirements consisted primarily of maturities under the Operating Partnership's fixed and variable-rate debt.

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

     o    Joint venture arrangements; and

     o    Issuances of Operating Partnership units.

REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its REIT taxable income to its shareholders.

         On December 17, 1999, President Clinton signed into law the REIT Modernization Act which will become effective after December 31, 2000, and contains a provision that would permit the Company to own and operate certain types of investments that are currently owned by COPI. The REIT Modernization Act is expected to reduce the number of business opportunities that the Company would otherwise offer to COPI pursuant to the Intercompany Agreement between the Company and COPI, which provides each party with rights to participate in certain transactions. The Company has expressed an interest to COPI in certain of the businesses currently owned or operated by COPI that the REIT Modernization Act would allow the Company to own or operate. The Company is exploring alternatives with COPI regarding a potential future transaction with respect to certain of COPI's assets.

                           DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements existing as of June 30, 2000 are shown below (dollars in thousands):

                                                   INTEREST                         BALANCE
                                                    RATE AT                      OUTSTANDING AT
                                       MAXIMUM      JUNE 30,      EXPIRATION       JUNE 30,
           DESCRIPTION                BORROWINGS      2000           DATE            2000
           -----------               -----------   ---------      -----------    --------------
SECURED FIXED RATE DEBT:
   AEGON Note (1)                      $ 276,394        7.53%         July 2009      $ 276,394
   LaSalle Note I (2)                    239,000        7.83        August 2027        239,000
   JP Morgan Mortgage Note (3)           200,000        8.31       October 2016        200,000
   LaSalle Note II (4)                   161,000        7.79        August 2028        161,000
   CIGNA Note                             63,500        7.47      December 2002         63,500
   Metropolitan Life Note V               39,464        8.49      December 2005         39,464
   Northwestern Life Note                 26,000        7.66       January 2003         26,000
   Metropolitan Life Note I               11,260        8.88     September 2001         11,260
   Nomura Funding VI Note (5)              8,397       10.07          July 2020          8,397
   Rigney Promissory Note                    714        8.50      November 2012            714
                                     -----------   ---------                      ------------
    Subtotal/Weighted Average        $ 1,025,729        7.87%                     $  1,025,729
                                     -----------   ---------                      ------------

SECURED VARIABLE RATE DEBT (6):
   UBS Term Loan II(7)               $   326,677        9.43%     February 2004   $    326,677
   UBS Line of Credit(7) (8)             286,793        9.18      February 2003        240,000
   UBS Term Loan I(7)                    146,775        9.18      February 2003        146,775
   BankBoston Term Note II (9)           200,000       10.69        August 2003        200,000
   SFT Whole Loans, Inc. Note             97,123        8.39     September 2001         97,123
                                     -----------   ---------                      ------------
    Subtotal/Weighted Average        $ 1,057,368        9.48%                     $  1,010,575
                                     -----------   ---------                      ------------

UNSECURED FIXED RATE DEBT:
   Notes due 2007 (10)               $   250,000        7.50%    September 2007   $    250,000
   Notes due 2002 (10)                   150,000        7.00     September 2002        150,000
                                     -----------   ---------                      ------------
    Subtotal/Weighted Average        $   400,000        7.31%                     $    400,000
                                     -----------   ---------                      ------------

    TOTAL/WEIGHTED AVERAGE           $ 2,483,097        8.45%(11)                 $  2,436,304
                                     ===========   =========                      ============

---------
(1) The outstanding principal balance of this note at maturity will be approximately $223.0 million.

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

(3) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October
     2006) by making a final payment of approximately $179.0 million.

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

(7) Effective January 31, 2000, the Operating Partnership entered into the UBS Facility, which was amended on May 10, 2000 and May 18, 2000 and, as amended, consists of three tranches, the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II. For a description of the UBS Facility, see "Liquidity and Capital Resources - UBS Facility."

(8) Maximum borrowing is calculated based on borrowing capacity at June 30, 2000, and cannot exceed $300.0 million.

(9) This loan is secured by partnership interests in two pools of assets that secure the LaSalle Note I and the LaSalle Note II. On February 1, 2000, the Operating Partnership renegotiated certain terms and covenants under this note. As a result, the interest rate on the underlying note increased to 30-day LIBOR plus 400 basis points. The Operating Partnership entered into a four-year $200.0 million cash flow hedge agreement effective September 1, 1999 with Salomon in a separate transaction related to the BankBoston Term Note II. See "Liquidity and Capital Resources - Cash Flow Hedging Transactions."

(10) The notes were issued in an offering registered with the SEC.

(11) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 8.44%.

         Below are the aggregate principal amounts due as of June 30, 2000 under the UBS Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

                      SECURED       UNSECURED        TOTAL
                    ------------   ------------   ------------
   (in thousands)
 2000               $      2,602   $         --   $      2,602
 2001                    113,891             --        113,891
 2002                     73,913        150,000        223,913
 2003                    627,835             --        627,835
 2004                    343,533             --        343,533
 Thereafter              874,530        250,000      1,124,530
                    ------------   ------------   ------------
                    $  2,036,304   $    400,000   $  2,436,304
                    ============   ============   ============

         The Operating Partnership has approximately $2.6 million of principal on secured debt payable during 2000, consisting primarily of monthly principal payments due under the AEGON Note during 2000, which are expected to be funded through cash flows provided by operating activities.

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

     o the maturity of the proposed debt in relation to maturities of existing debt; and

     o exposure to variable-rate debt and alternatives such as interest-rate swaps and cash flow hedges to reduce this exposure.

         The Operating Partnership's debt service coverage ratio for the six months ended June 30, 2000 and 1999 was approximately 2.4 and 3.2, respectively. Debt service coverage for a particular period is generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The debt service coverage ratio the Operating Partnership is required to maintain as stipulated by the Operating Partnership's $400.0 million unsecured notes and calculated as described above is 1.5. The Operating Partnership's UBS Facility requires a minimum debt service coverage ratio (which is calculated in a different manner) of 2.0. Under the calculation required by the UBS Facility, the Operating Partnership's debt service coverage ratio was 2.2 at June 30, 2000.

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

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains or losses from sales of depreciable operating property. The Operating Partnership has adopted the revised definition of FFO effective as of January 1, 2000. Under the prior definition of FFO, for the six months ended June 30, 1999, FFO was approximately $197.3 million, which excluded $15.0 million paid in connection with the settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station. Because this settlement is not considered an "extraordinary item" under GAAP, FFO for the six months ended June 30, 1999 would have been approximately $182.3 million, which would have included the $15.0 million settlement payment, if the revised definition of FFO had been in effect. The Operating Partnership considers FFO an appropriate measure of performance for the Operating Partnership and for its investment segments. However, FFO:

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

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders of the Company and the Operating Partnership's unitholders for the six months ended June 30, 2000 and 1999 were $146.3 and $152.3 million, respectively.

         An increase or decrease in FFO does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 95% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders of the Company and the Operating Partnership's unitholders, although not necessarily on a proportionate basis.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)

                                                       FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                      ----------------------------    ----------------------------
                                                          2000            1999            2000            1999
                                                      ------------    ------------    ------------    ------------
Net income                                            $     40,773    $     61,074    $     97,827    $    100,489
Adjustments:
Depreciation and amortization of real estate assets         30,353          32,149          60,145          65,026
Gain on property sales, net                                 (6,126)             --         (28,753)             --
Settlement of merger dispute                                    --              --              --          15,000
Extraordinary item - extinguishment of debt                     --              --           4,378              --
Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies:
       Office and Retail Properties                          1,790           2,597           1,718           4,354
       Temperature-Controlled Logistics Properties           7,438           5,187          12,889           7,758
       Residential Development Properties                   11,144           6,622          15,723          11,294
       Other                                                    --             172              --             172
Preferred unit distributions                                (3,375)         (3,375)         (6,750)         (6,750)
                                                      ------------    ------------    ------------    ------------
Funds from operations - old definition (1)            $     81,997    $    104,426    $    157,177    $    197,343
                                                      ------------    ------------    ------------    ------------
Adjustments:
Settlement of merger dispute                                    --              --              --         (15,000)
                                                      ------------    ------------    ------------    ------------
Funds from operations - new definition(1)             $     81,997    $    104,426    $    157,177    $    182,343
                                                      ============    ============    ============    ============

Investment Segments:
    Office and Retail Segment                         $     87,213    $     92,373    $    173,424    $    181,479
    Hotel/Resort Segment                                    18,346          15,896          35,637          31,094
    Behavioral Healthcare Segment                            3,304          13,825           5,383          27,648
    Temperature-Controlled Logistics Segment                 7,630           9,208          17,117          17,488
    Residential Development Segment                         22,861          21,037          37,904          34,338
    Corporate general & administrative                      (4,082)         (3,816)         (9,327)         (7,930)
    Interest expense                                       (51,836)        (44,917)       (104,086)        (87,398)
    Preferred unit distributions                            (3,375)         (3,375)         (6,750)         (6,750)
    Other(2)                                                 1,936           4,195           7,875           7,374
    Settlement of merger dispute                                --              --              --         (15,000)
                                                      ------------    ------------    ------------    ------------
Funds from operations - new definition(1)             $     81,997    $    104,426    $    157,177    $    182,343
                                                      ============    ============    ============    ============

Basic weighted average units                                64,709          69,655          66,250          69,255
                                                      ============    ============    ============    ============
Diluted weighted average units(3)                           65,195          70,719          66,584          70,324
                                                      ============    ============    ============    ============

---------
(1) For the periods beginning after January 1, 2000, the Operating Partnership has adopted the revised definition of FFO adopted by NAREIT effective on January 1, 2000. The revised definition modifies the prior FFO calculation to include certain nonrecurring charges.

(2) Includes interest and other income, net of gains on Behavioral Healthcare Properties and Office Property dispositions, preferred return paid to GMACCM less depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

(3) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                 ---------------------------   ---------------------------
(units in thousands)                 2000           1999           2000           1999
                                 ------------   ------------   ------------   ------------
Basic weighted average units:          64,709         69,655         66,250         69,255
Add: unit options                         486          1,064            334          1,069

                                 ------------   ------------   ------------   ------------
Diluted weighted average units         65,195         70,719         66,584         70,324
                                 ============   ============   ============   ============


RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                  ----------------------------
                                                                      2000            1999
                                                                  ------------    ------------
Funds from operations - new definition                            $    157,177    $    182,343
Adjustments:
    Depreciation and amortization of non-real estate assets              1,102           1,134
    Amortization of deferred financing costs                             2,341           5,824
    Minority interest in joint ventures profit and depreciation
       and amortization                                                  8,334             981
    Adjustment for investments in real estate mortgages
       and equity of unconsolidated companies                          (30,330)        (23,578)
    Change in deferred rent receivable                                  (5,846)        (15,508)
    Change in current assets and liabilities                           (28,965)          8,104
    Equity in earnings in excess of distributions received from
       unconsolidated companies                                          5,815         (14,621)
    Preferred unit distributions                                         6,750           6,750
    Non-cash compensation                                                   39              81
                                                                  ------------    ------------
Net cash provided by operating activities                         $    116,417    $    151,510
                                                                  ============    ============

                          OFFICE AND RETAIL PROPERTIES

         As of June 30, 2000, the Operating Partnership owned 80 Office Properties located in 28 metropolitan submarkets in seven states with an aggregate of approximately 29.0 million net rentable square feet. The Operating Partnership's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of June 30, 2000, the Operating Partnership's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 76% of its office portfolio based on total net rentable square feet (40% for Dallas/Fort Worth and 36% for Houston).

         In pursuit of management's objective to dispose of non-strategic and non-core assets, the Operating Partnership sold nine Office Properties during the six months ended June 30, 2000 and was actively marketing for sale its wholly owned interests in three additional Office Properties at June 30, 2000. The office properties sold were The Amberton, Concourse Office Park, The Meridian, One Preston Park, and Walnut Green Office Properties located in Dallas, Texas; the Energy Centre and 1615 Poydras Office Properties located in New Orleans, Louisiana; the AT&T Building located in Denver, Colorado; and the Central Park Plaza Office Property located in Omaha, Nebraska.

         In addition, the Operating Partnership has entered into contracts or letters of intent to sell the three Properties held for disposition at June 30, 2000: 160 Spear located in San Francisco, California; Valley Centre located in Dallas, Texas; and Washington Harbour located in Washington, D.C. The Operating Partnership anticipates completing the sales of these Office Properties by the end of the fourth quarter of 2000.

OFFICE PROPERTIES TABLES

         The following table shows, as of June 30, 2000, certain information about the Operating Partnership's Office Properties. In the table below "CBD," means central business district.



                                                                                                  NET
                                                                                                RENTABLE
                                         NO. OF                                  YEAR             AREA
            STATE, CITY, PROPERTY       PROPERTIES         SUBMARKET           COMPLETED       (SQ. FT.)
            ---------------------       ----------         ---------           ---------       ----------
TEXAS
   DALLAS
    Bank One Center (2)                         1    CBD                             1987        1,530,957
    The Crescent Office Towers                  1    Uptown/Turtle Creek             1985        1,204,670
    Fountain Place                              1    CBD                             1986        1,200,266
    Trammell Crow Center (3)                    1    CBD                             1984        1,128,331
    Stemmons Place                              1    Stemmons Freeway                1983          634,381
    Spectrum Center (4)                         1    Far North Dallas                1983          598,250
    Waterside Commons                           1    Las Colinas                     1986          458,739
    Caltex House                                1    Las Colinas                     1982          445,993
    Reverchon Plaza                             1    Uptown/Turtle Creek             1985          374,165
    The Aberdeen                                1    Far North Dallas                1986          320,629
    MacArthur Center I & II                     1    Las Colinas                1982/1986          294,069
    Stanford Corporate Centre                   1    Far North Dallas                1985          265,507
    12404 Park Central                          1    LBJ Freeway                     1987          239,103
    Palisades Central II                        1    Richardson/Plano                1985          237,731
    3333 Lee Parkway                            1    Uptown/Turtle Creek             1983          233,769
    Liberty Plaza I & II                        1    Far North Dallas           1981/1986          218,813
    The Addison                                 1    Far North Dallas                1981          215,016
    Palisades Central I                         1    Richardson/Plano                1980          180,503
    Greenway II                                 1    Richardson/Plano                1985          154,329
    Greenway I & IA                             2    Richardson/Plano                1983          146,704
    Addison Tower                               1    Far North Dallas                1987          145,886
    5050 Quorum                                 1    Far North Dallas                1981          133,594
    Cedar Springs Plaza                         1    Uptown/Turtle Creek             1982          110,923
    Valley Centre                               1    Las Colinas                     1985           74,861
                                        ---------                                            -------------
      Subtotal/Weighted Average                25                                               10,547,189
                                        ---------                                            -------------

   FORT WORTH
    UPR Plaza                                   1    CBD                             1982          954,895
                                        ----------                                           --------------

   HOUSTON
    Greenway Plaza Office Portfolio            10    Richmond-Buffalo           1969-1982        4,286,277
                                                     Speedway
    Houston Center                              3    CBD                        1974-1983        2,764,418
    Post Oak Central                            3    West Loop/Galleria         1974-1981        1,277,516
    The Woodlands Office Properties (6)        12    The Woodlands              1980-1996          811,067
    Four Westlake Park                          1    Katy Freeway                    1992          561,065
    Three Westlake Park                         1    Katy Freeway                    1983          414,251
    1800 West Loop South                        1    West Loop/Galleria              1982          399,777
                                        ---------                                            -------------
      Subtotal/Weighted Average                31                                               10,514,371
                                        ---------                                            -------------

   AUSTIN
    Frost Bank Plaza                            1    CBD                             1984          433,024
    301 Congress Avenue (7)                     1    CBD                             1986          418,338
    Bank One Tower                              1    CBD                             1974          389,503
    Austin Centre                               1    CBD                             1986          343,665
    The Avallon                                 1    Northwest                  1993/1997          232,301
    Barton Oaks Plaza One                       1    Southwest                       1986           99,895
                                        ---------                                            -------------
      Subtotal/Weighted Average                 6                                                1,916,726
                                        ---------                                            -------------


                                                         WEIGHTED
                                                         AVERAGE
                                                        FULL-SERVICE
                                                        RENTAL RATE
                                          PERCENT       PER LEASED
            STATE, CITY, PROPERTY         LEASED        SQ. FT. (1)
            ---------------------         ------        -----------
TEXAS
   DALLAS
    Bank One Center (2)                        74% (5)     $ 23.08
    The Crescent Office Towers                 89 (5)        30.77
    Fountain Place                             96            19.32
    Trammell Crow Center (3)                   80            23.95
    Stemmons Place                             88            16.11
    Spectrum Center (4)                        95            23.64
    Waterside Commons                         100            20.18
    Caltex House                               90            29.39
    Reverchon Plaza                            77 (5)        20.47
    The Aberdeen                              100            18.51
    MacArthur Center I & II                    97            22.01
    Stanford Corporate Centre                  37 (5)        21.27
    12404 Park Central                        100            21.52
    Palisades Central II                       87 (5)        18.80
    3333 Lee Parkway                           92            21.90
    Liberty Plaza I & II                      100            16.00
    The Addison                               100            19.54
    Palisades Central I                        97            19.09
    Greenway II                               100            22.81
    Greenway I & IA                           100            23.50
    Addison Tower                              92            17.56
    5050 Quorum                                85            17.77
    Cedar Springs Plaza                        89            18.91
    Valley Centre                              87 (5)        19.71
                                          -------          -------
      Subtotal/Weighted Average                87%         $ 22.34
                                          -------          -------

   FORT WORTH
    UPR Plaza                                  98%          $ 15.66
                                          --------          -------

   HOUSTON
    Greenway Plaza Office Portfolio            95%         $ 18.20

    Houston Center                             97            18.16
    Post Oak Central                           92            18.47
    The Woodlands Office Properties (6)        95            16.42
    Four Westlake Park                        100            19.47
    Three Westlake Park                        73            20.30
    1800 West Loop South                       69 (5)        17.96
                                          -------          -------
      Subtotal/Weighted Average                93%         $ 18.21
                                          -------          -------

   AUSTIN
    Frost Bank Plaza                           99%         $ 23.87
    301 Congress Avenue (7)                    98            25.21
    Bank One Tower                             95            20.16
    Austin Centre                              96            23.15
    The Avallon                               100            22.98
    Barton Oaks Plaza One                     100            21.63
                                          -------          -------
      Subtotal/Weighted Average                98%         $ 23.10
                                          -------          -------



                                                                                                  NET
                                                                                                RENTABLE
                                         NO. OF                                  YEAR             AREA
            STATE, CITY, PROPERTY       PROPERTIES         SUBMARKET           COMPLETED       (SQ. FT.)
            ---------------------       ----------         ---------           ---------       ----------
COLORADO
   DENVER
    MCI Tower                                   1    CBD                             1982          550,807
    Ptarmigan Place                             1    Cherry Creek                    1984          418,630
    Regency Plaza One                           1    Denver Technology Center        1985          309,862
    The Citadel                                 1    Cherry Creek                    1987          130,652
    55 Madison                                  1    Cherry Creek                    1982          137,176
    44 Cook                                     1    Cherry Creek                    1984          124,174
                                        ---------                                            -------------
      Subtotal/Weighted Average                 6                                                1,671,301
                                        ---------                                            -------------

   COLORADO SPRINGS
    Briargate Office and
      Research Center                           1    Colorado Springs                1988          252,857
                                        ---------                                            -------------

FLORIDA
   MIAMI
    Miami Center                                1    CBD                             1983          782,686
    Datran Center                               2    South Dade/Kendall         1986/1988          472,236
                                        ---------                                            -------------
      Subtotal/Weighted Average                 3                                                1,254,922
                                        ---------                                            -------------

ARIZONA
   PHOENIX
    Two Renaissance Square                      1    Downtown/CBD                    1990          476,373
    6225 North 24th Street                      1    Camelback Corridor              1981           86,451
                                        ---------                                            -------------
      Subtotal/Weighted Average                 2                                                  562,824
                                        ---------                                            -------------

WASHINGTON, D.C.
   WASHINGTON, D.C.
    Washington Harbour                          2    Georgetown                      1986          536,206
                                        ---------                                            -------------

NEW MEXICO
   ALBUQUERQUE
    Albuquerque Plaza                           1    CBD                             1990          366,236
                                        ---------                                            -------------

CALIFORNIA
   SAN FRANCISCO
    160 Spear Street                            1    South of Market/CBD             1984          276,420
                                        ---------                                            -------------

   SAN DIEGO
    Chancellor Park(9)                          1    University Town Center          1988          195,733
                                        ---------                                            -------------


      TOTAL/WEIGHTED AVERAGE                   80                                               29,049,680
                                        =========                                            =============


                                                       WEIGHTED
                                                       AVERAGE
                                                      FULL-SERVICE
                                                      RENTAL RATE
                                        PERCENT       PER LEASED
            STATE, CITY, PROPERTY       LEASED        SQ. FT. (1)
            ---------------------       ------        -----------
COLORADO
   DENVER
    MCI Tower                                99%         $ 18.12
    Ptarmigan Place                         100            19.26
    Regency Plaza One                        97 (5)        23.16
    The Citadel                              92 (5)        22.68
    55 Madison                               89 (5)        19.43
    44 Cook                                  99            20.27
                                        -------          -------
      Subtotal/Weighted Average              97%         $ 19.97
                                        -------          -------

   COLORADO SPRINGS
    Briargate Office and
      Research Center                       100%         $ 18.69
                                        -------          -------

FLORIDA
   MIAMI
    Miami Center                             78%(5)      $ 24.89
    Datran Center                            90 (5)        22.55
                                        -------          -------
      Subtotal/Weighted Average              83%         $ 23.93
                                        -------          -------

ARIZONA
   PHOENIX
    Two Renaissance Square                   96%         $ 24.49
    6225 North 24th Street                  100            22.59
                                        -------          -------
      Subtotal/Weighted Average              97%         $ 24.18
                                        -------          -------

WASHINGTON, D.C.
   WASHINGTON, D.C.
    Washington Harbour                       99%(5)      $ 38.54
                                        -------          -------

NEW MEXICO
   ALBUQUERQUE
    Albuquerque Plaza                        89%         $ 19.22
                                        -------          -------

CALIFORNIA
   SAN FRANCISCO
    160 Spear Street                        100%         $ 26.34
                                        -------          -------

   SAN DIEGO
    Chancellor Park(8)                       96%         $ 22.90
                                        -------          -------


      TOTAL/WEIGHTED AVERAGE                 92%(5)       $20.88(9)
                                        =======           ======

----------

   (1) Calculated based on base rent payable as of June 30, 2000, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

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

   (5) Leases have been executed at certain Office Properties but had not commenced as of June 30, 2000. If such leases had commenced as of June 30, 2000, the percent leased for all Office Properties would have been 94%. The total percent leased for these Properties would have been as follows: Bank One Center - 82%; The Crescent Office Towers - 97%; Reverchon Plaza - 83%; Stanford Corporate Centre - 71%; Palisades Central II - 95%; Valley Centre - 92%; 1800 West Loop South - 75%; Regency Plaza - 100%; 55 Madison - 96%; The Citadel - 96%; Miami Center
         - 84%; Datran Center - 93% and Washington Harbour - 100%.

   (6) The Operating Partnership has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.

   (7) The Operating Partnership has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

   (8) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

   (9) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of June 30, 2000, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $21.25.

     The following table provides information, as of June 30, 2000, for the Operating Partnership's Office Properties by state, city, and submarket.


                                                                            PERCENT                     OPERATING
                                                            PERCENT OF     LEASED AT        OFFICE      PARTNERSHIP
                                                TOTAL          TOTAL       OPERATING      SUBMARKET      SHARE OF
                                            OPERATING       OPERATING      PARTNERSHIP     PERCENT        OFFICE
                                 NUMBER OF   PARTNERSHIP    PARTNERSHIP      OFFICE        LEASED/      SUBMARKET
    STATE, CITY, SUBMARKET       PROPERTIES     NRA(1)        NRA(1)       PROPERTIES     OCCUPIED(2)   NRA(1)(2)
-------------------------------- ----------  -------------  -----------    -----------    -----------   ---------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                    3      3,859,554           13%           83%(6)         86%           21%
   Uptown/Turtle Creek                    4      1,923,527            7            87 (6)         90            31
   Far North Dallas                       7      1,897,695            7            88 (6)         76            17
   Las Colinas                            4      1,273,662            4            95 (6)         83            11
   Richardson/Plano                       5        719,267            3            95 (6)         82            14
   Stemmons Freeway                       1        634,381            1            88             76            26
   LBJ Freeway                            1        239,103            1           100             84             3
                                 ----------    -----------  -----------    ----------     ----------    ----------
     Subtotal/Weighted Average           25     10,547,189           36%           87%            83%           17%
                                 ----------    -----------  -----------    ----------     ----------    ----------

 FORT WORTH
   CBD                                    1        954,895            3%           98%            91%           24%
                                 ----------    -----------  -----------    ----------     ----------    ----------

 HOUSTON
   CBD                                    3      2,764,418           10%           97%            97%           11%
   Richmond-Buffalo Speedway              6      2,735,030            9            95             94            56
   West Loop/Galleria                     4      1,677,293            6            87 (6)         93            13
   Katy Freeway                           2        975,316            3            88             81            13
   The Woodlands                          7        487,320            2            97             95           100
                                 ----------    -----------  -----------    ----------     ----------    ----------
     Subtotal/Weighted Average           22      8,639,377           30%           93%            94%           17%
                                 ----------    -----------  -----------    ----------     ----------    ----------

AUSTIN
   CBD                                    4      1,584,530            6%           97%           100%           49%
   Northwest                              1        232,301            1           100            100            10
   Southwest                              1         99,895            0           100             99             4
                                 ----------    -----------  -----------    ----------     ----------    ----------
     Subtotal/Weighted Average            6      1,916,726            7%           98%           100%           24%
                                 ----------    -----------  -----------    ----------     ----------    ----------

COLORADO
 DENVER
   Cherry Creek                           4        810,632            3%           97%(6)         93 %          45 %
   CBD                                    1        550,807            2            99             99             5
   Denver Technology Center               1        309,862            1            97 (6)         88             6
                                 ----------    -----------  -----------    ----------     ----------    ----------
     Subtotal/Weighted Average            6      1,671,301            6%          97 %           95 %           9 %
                                 ----------    -----------  -----------    ----------     ----------    ----------

 COLORADO SPRINGS
   Colorado Springs                       1        252,857            1%         100 %           93 %           5 %
                                 ----------    -----------  -----------    ----------     ----------    ----------

FLORIDA
 MIAMI
   CBD                                    1        782,686            3%           78%(6)         93%           23%
   South Dade/Kendall                     2        472,236            1            90 (6)         93           100
                                 ----------    -----------  -----------    ----------     ----------    ----------
     Subtotal/Weighted Average            3      1,254,922            4%           83%            93%           33%
                                 ----------    -----------  -----------    ----------     ----------    ----------

ARIZONA
 PHOENIX
   Downtown/CBD                           1        476,373            2%           96%            97%           27%
   Camelback Corridor                     1         86,451            0           100             94             3
                                 ----------    -----------  -----------    ----------     ----------    ----------
     Subtotal/Weighted Average            2        562,824            2%           97%            95%           11%
                                 ----------    -----------  -----------    ----------     ----------    ----------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown                             2        536,206            2%           99%(6)        100%          100%
                                 ----------    -----------  -----------    ----------     ----------    ----------

NEW MEXICO
 ALBUQUERQUE
   CBD                                    1        366,236            1%           89%            92%           64%
                                 ----------    -----------  -----------    ----------     ----------    ----------

CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD                    1        276,420            1%          100%            99%            2%
                                 ----------    -----------  -----------    ----------     ----------    ----------


                                                            WEIGHTED
                                                            AVERAGE
                                                           OPERATING
                                   WEIGHTED   OPERATING   PARTNERSHIP
                                    AVERAGE   PARTNERSHIP    FULL-
                                    QUOTED      QUOTED      SERVICE
                                    MARKET      RENTAL       RENTAL
                                  RENTAL RATE  RATE PER     RATE PER
                                  PER SQUARE    SQUARE       SQUARE
    STATE, CITY, SUBMARKET        FOOT(2)(3)    FOOT(4)     FOOT(5)
--------------------------------  ----------  -----------  ----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                 $23.35      $26.22       $21.97
   Uptown/Turtle Creek                 $27.09      $29.94       $27.18
   Far North Dallas                    $24.37      $23.87       $20.10
   Las Colinas                         $25.26      $25.20       $23.64
   Richardson/Plano                    $23.35      $24.14       $20.79
   Stemmons Freeway                    $24.36      $19.50       $16.11
   LBJ Freeway                         $23.59      $24.60       $21.52
                                       ------      ------       ------
     Subtotal/Weighted Average         $24.51      $25.77       $22.34
                                       ------      ------       ------

 FORT WORTH
   CBD                                 $19.86      $19.57       $15.66
                                       ------      ------       ------

 HOUSTON
   CBD                                 $23.58      $25.44       $18.16
   Richmond-Buffalo Speedway           $20.62      $22.43       $19.52
   West Loop/Galleria                  $22.31      $22.27       $18.37
   Katy Freeway                        $22.25      $23.43       $19.76
   The Woodlands                       $16.80      $16.80       $16.86
                                       ------      ------       ------
     Subtotal/Weighted Average         $21.86      $23.16       $18.73
                                       ------      ------       ------

AUSTIN
   CBD                                 $33.26      $33.86       $23.20
   Northwest                           $29.56      $30.10       $22.98
   Southwest                           $28.00      $30.42       $21.63
                                       ------      ------       ------
     Subtotal/Weighted Average         $32.54      $33.22       $23.09
                                       ------      ------       ------

COLORADO
 DENVER
   Cherry Creek                        $22.89      $21.87       $19.97
   CBD                                 $26.41      $25.00       $18.12
   Denver Technology Center            $25.13      $26.00       $23.16
                                       ------      ------       ------
     Subtotal/Weighted Average         $24.47      $23.67       $19.97
                                       ------      ------       ------

 COLORADO SPRINGS
   Colorado Springs                    $19.91      $21.50       $18.69
                                       ------      ------       ------

FLORIDA
 MIAMI
   CBD                                 $29.75      $30.75       $24.89
   South Dade/Kendall                  $23.73      $23.73       $22.55
                                       ------      ------       ------
     Subtotal/Weighted Average         $27.48      $28.11       $23.93
                                       ------      ------       ------

ARIZONA
 PHOENIX
   Downtown/CBD                        $23.88      $23.00       $24.49
   Camelback Corridor                  $26.87      $24.00       $22.59
                                       ------      ------       ------
     Subtotal/Weighted Average         $24.34      $23.15       $24.18
                                       ------      ------       ------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown                          $43.00      $43.00       $38.54
                                       ------      ------       ------

NEW MEXICO
 ALBUQUERQUE
   CBD                                 $18.70      $19.50       $19.22
                                  -----------      ------       ------

CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD                 $66.53      $65.00       $26.34
                                       ------      ------       ------


                                                                          PERCENT                    OPERATING
                                                            PERCENT OF   LEASED AT        OFFICE     PARTNERSHIP
                                                 TOTAL         TOTAL     OPERATING      SUBMARKET     SHARE OF
                                              OPERATING      OPERATING   PARTNERSHIP     PERCENT       OFFICE
                                 NUMBER OF    PARTNERSHIP   PARTNERSHIP    OFFICE        LEASED/     SUBMARKET
    STATE, CITY, SUBMARKET       PROPERTIES      NRA(1)       NRA(1)     PROPERTIES     OCCUPIED(2)  NRA(1)(2)
------------------------------   ----------   ------------  -----------  ----------     -----------  ---------
 SAN DIEGO
   University Town Center                 1        195,733            1%         96%            91%           6%
                                 ----------   ------------  -----------  ----------     ----------   ----------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                           71     27,174,686           94%         92%            91%          15%
                                 ==========   ============  ===========  ==========     ==========   ==========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway              4      1,551,247            5%         94%            93%          47%
   The Woodlands                          5        323,747            1          93             90          100
                                 ----------   ------------  -----------  ----------     ----------   ----------
     Subtotal/Weighted Average            9      1,874,994            6%         94%            93%          51%
                                 ----------   ------------  -----------  ----------     ----------   ----------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                            9      1,874,994            6%         94%            93%          51%
                                 ==========   ============  ===========  ==========     ==========   ==========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE            80     29,049,680          100%         92%(6)         91%          16%
                                 ==========   ============  ===========  ==========     ==========   ==========


                                                           WEIGHTED
                                                            AVERAGE
                                                           OPERATING
                                  WEIGHTED    OPERATING   PARTNERSHIP
                                  AVERAGE    PARTNERSHIP     FULL-
                                   QUOTED      QUOTED       SERVICE
                                   MARKET      RENTAL       RENTAL
                                 RENTAL RATE  RATE PER     RATE PER
                                 PER SQUARE    SQUARE       SQUARE
    STATE, CITY, SUBMARKET       FOOT(2)(3)    FOOT(4)      FOOT(5)
------------------------------   ----------  -----------  -----------
 SAN DIEGO
   University Town Center            $30.60       $28.00       $22.90
                                     ------       ------       ------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                       $24.92       $25.80       $21.24
                                     ======       ======       ======

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway         $18.95       $20.93       $15.82
   The Woodlands                     $15.40       $15.40       $15.73
                                     ------       ------       ------
     Subtotal/Weighted Average       $18.34       $19.98       $15.81
                                     ------       ------       ------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                       $18.34       $19.98       $15.81
                                     ======       ======       ======
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE        $24.49       $25.43       $20.88 (7)
                                     ======       ======       ======

----------

   (1)   NRA means net rentable area in square feet.

   (2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, and Fort Worth CBD), The Baca Group (for the Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CB Richard Ellis (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and DTC submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company(for the Phoenix Downtown/CBD, Camelback Corridor and San Francisco South of Market/CBD submarkets), Grubb and Ellis Company and the Operating Partnership (for the Washington D.C. Georgetown submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and John Burnham Real Estate Services (for the San Diego UTC submarket).

   (3) Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of Operating Partnership Office Properties in the submarket.

   (4) For Office Properties, represents weighted average rental rates per square foot quoted by the Operating Partnership, based on total net rentable square feet of Operating Partnership Office Properties in the submarket, adjusted, if necessary, based on management estimates, to equivalent full-service quoted rental rates to facilitate comparison to weighted average Class A or Class B, as the case may be, quoted submarket rental rates per square foot. These rates do not necessarily represent the amounts at which available space at the Operating Partnership's Office Properties will be leased.

   (5) Calculated based on base rent payable for Operating Partnership Office Properties in the submarket, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from tenants, divided by total net rentable square feet of Operating Partnership Office Properties in the submarket.

   (6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of June 30, 2000. If such leases had commenced as of June 30, 2000, the percent leased for all Office Properties in the Operating Partnership's submarkets would have been 94%. The total percent leased for these Class A Operating Partnership submarkets would have been as follows: Dallas CBD - 86%; Dallas Uptown/Turtle Creek - 93%; Far North Dallas - 93%; Dallas Las Colinas - 96%; Richardson/Plano - 97%; Houston West Loop/Galleria - 88%; Denver Cherry Creek 99%; Denver Technology Center - 100% ; Miami CBD - 84%; Miami South Dade/Kendall - 93%; and Washington D.C. Georgetown - 100%.

   (7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $21.25.

         The following table shows, as of June 30, 2000, the principal businesses conducted by the tenants at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the tenants.


                                       Percent of
      Industry Sector                Leased Sq. Ft.
----------------------------         --------------
Professional Services (1)                       26%
Energy(2)                                       21
Financial Services (3)                          21
Telecommunications                               7
Technology                                       7
Manufacturing                                    3
Food Service                                     3
Retail                                           2
Medical                                          2
Government                                       2
Other (4)                                        6
                                     -------------
TOTAL LEASED                                   100%
                                     =============

----------

(1) Includes legal, accounting, engineering, architectural, and advertising services.

(2)  Includes oil and gas and utility companies.

(3)  Includes banking, title and insurance, and investment services.

(4)  Includes construction, real estate, transportation and other industries.


AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of June 30, 2000 for the Operating Partnership's total Office Properties and for Dallas and Houston, Texas, individually, for each of the 10 years beginning with 2000, assuming that none of the tenants exercises or has exercised renewal options.

   TOTAL OFFICE PROPERTIES

[CAPTION]

                                                                                             PERCENTAGE
                                      NET RENTABLE       PERCENTAGE OF                        TOTAL OF        ANNUAL FULL-
                                          AREA            LEASED NET             ANNUAL     ANNUAL FULL-      SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA         FULL-SERVICE  SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING       REPRESENTED           RENT UNDER   REPRESENTED      FOOT OF NET
      YEAR OF LEASE      EXPIRING        LEASES          BY EXPIRING           EXPIRING     BY EXPIRING      RENTABLE AREA
       EXPIRATION         LEASES      (SQUARE FEET)         LEASES             LEASES (1)      LEASES         EXPIRING (1)
    ------------------  ------------  -------------     -------------        -------------  -----------     ---------------
    2000                        296       1,790,682 (2)          6.8%        $  34,541,542         5.9%            $ 19.29
    2001                        363       3,394,356             12.9            66,702,929        11.4               19.65
    2002                        345       3,453,146             13.1            76,280,407        13.0               22.09
    2003                        308       2,939,222             11.1            60,136,511        10.3               20.46
    2004                        258       4,019,636             15.2            89,512,185        15.3               22.27
    2005                        179       2,893,054             11.0            67,576,015        11.5               23.36
    2006                         46       1,310,155              5.0            30,850,409         5.3               23.55
    2007                         52       1,826,780              6.9            42,445,796         7.2               23.24
    2008                         25         955,942              3.6            25,079,472         4.3               26.24
    2009                         21         648,855              2.5            17,591,303         3.0               27.11
    2010 and thereafter          38       3,134,640             11.9            75,652,878        12.8               24.13
                        -----------   -------------     ------------         -------------  ----------             -------
                              1,931      26,366,468 (3)        100.0%        $ 586,369,447       100.0%            $ 22.24
                        ===========   =============     ============         =============  ==========             =======

----------

   (1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

   (2) As of June 30, 2000, leases have been signed for approximately 1,443,054 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 2000 and on or before December 31, 2000.

   (3) Reconciliation to the Operating Partnership's total Office Property net rentable area is as follows:

                                                SQUARE          PERCENTAGE
                                                 FEET           OF TOTAL
                                             -------------     -----------
Square footage leased to tenants               26,366,468            90.8%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments                 253,065             0.9
Square footage vacant                           2,430,147             8.3
                                             ------------      ----------
Total net rentable square footage              29,049,680           100.0%
                                             ============      ==========

DALLAS OFFICE PROPERTIES

                                                                                              PERCENTAGE
                                      NET RENTABLE       PERCENTAGE OF                         TOTAL OF          ANNUAL FULL-
                                          AREA            LEASED NET            ANNUAL        ANNUAL FULL-      SERVICE RENT
                         NUMBER OF     REPRESENTED       RENTABLE AREA       FULL-SERVICE     SERVICE RENT       PER SQUARE
                        TENANTS WITH   BY EXPIRING       REPRESENTED          RENT UNDER      REPRESENTED        FOOT OF NET
      YEAR OF LEASE      EXPIRING        LEASES          BY EXPIRING           EXPIRING       BY EXPIRING       RENTABLE AREA
       EXPIRATION         LEASES      (SQUARE FEET)         LEASES             LEASES (1)        LEASES          EXPIRING (1)
    ------------------  ------------  ---------------    -------------       -------------   -------------      --------------
    2000                         85         595,422 (2)          6.5%         $ 11,587,327         5.4%            $ 19.46
    2001                         95         934,605             10.2            20,111,366         9.4               21.52
    2002                         84         887,756              9.7            22,862,770        10.7               25.75
    2003                         86       1,140,420             12.4            24,051,186        11.2               21.09
    2004                         80       1,058,017             11.5            26,963,890        12.6               25.49
    2005                         59       1,526,240             16.6            33,753,183        15.8               22.12
    2006                         17         355,957              3.9             9,604,241         4.5               26.98
    2007                         16         908,041              9.9            21,580,955        10.1               23.77
    2008                          9         571,209              6.2            14,386,079         6.7               25.19
    2009                          8         380,641              4.1             9,542,218         4.5               25.07
    2010 and thereafter           9         818,545              9.0            19,555,760         9.1               23.89
                        -----------   -------------     ------------         -------------  ----------             -------
                                548       9,176,853            100.0%        $ 213,998,975       100.0%            $ 23.32
                        ===========   =============     ============         =============  ==========             =======

----------

  (1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

  (2) As of June 30, 2000, leases have been signed for approximately 690,652 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 2000 and on or before December 31, 2000.

HOUSTON OFFICE PROPERTIES

                                                                                            PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                         TOTAL OF         ANNUAL FULL-
                                          AREA           LEASED NET             ANNUAL       ANNUAL FULL-      SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA        FULL-SERVICE    SERVICE RENT       PER SQUARE
                        TENANTS WITH   BY EXPIRING      REPRESENTED           RENT UNDER     REPRESENTED        FOOT OF NET
      YEAR OF LEASE      EXPIRING        LEASES         BY EXPIRING             EXPIRING     BY EXPIRING       RENTABLE AREA
       EXPIRATION         LEASES      (SQUARE FEET)        LEASES              LEASES (1)       LEASES          EXPIRING (1)
    ------------------  ------------  -------------     -------------         ------------   ------------      -------------
    2000                        118         583,729 (2)          6.0%          $ 9,746,904         5.0%            $ 16.70
    2001                        141       1,647,891             16.9            28,682,603        14.7               17.41
    2002                        150       1,329,850             13.6            25,135,977        12.9               18.90
    2003                        114         958,406              9.8            17,562,982         9.0               18.33
    2004                         95       1,856,266             19.0            35,867,463        18.4               19.32
    2005                         51         425,171              4.4             8,897,309         4.6               20.93
    2006                         12         638,866              6.5            13,585,299         7.0               21.26
    2007                         11         593,415              6.1            12,441,240         6.4               20.97
    2008                          5         183,719              1.9             3,291,186         1.7               17.91
    2009                          2          48,538              0.5             1,173,280         0.6               24.17
    2010 and thereafter          14       1,498,053             15.3            38,786,170        19.7               25.89
                        -----------   -------------     ------------         -------------  ----------             -------
                                713       9,763,904            100.0%        $ 195,170,413       100.0%            $ 19.99
                        ===========   =============     ============         =============  ==========             =======

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of June 30, 2000, leases have been signed for approximately 690,652 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 2000 and on or before December 31, 2000.



                                RETAIL PROPERTIES

         As of June 30, 2000, the Operating Partnership owned three Retail Properties, which in the aggregate contain approximately 421,000 net rentable square feet. Two of the Retail Properties, Las Colinas Plaza, with approximately 135,000 net rentable square feet, and The Crescent Atrium with approximately 95,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of June 30, 2000, the Retail Properties were 91% leased.

         On January 5, 2000, the sale of the Operating Partnership's four Retail Properties located in The Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas, was completed.

                                HOTEL PROPERTIES

HOTEL PROPERTIES TABLES

         The following table shows certain information for the six months ended June 30, 2000 and 1999, about the Operating Partnership's Hotel Properties. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination fitness resorts and spas that measure their performance based on available guest nights.

                                                            YEAR
                                                         COMPLETED/
HOTEL PROPERTY(1)                       LOCATION         RENOVATED      ROOMS
-----------------                       --------         ---------      -----
   UPSCALE BUSINESS CLASS HOTELS:
     Denver Marriott City Center    Denver, CO           1982/1994         613
     Four Seasons Hotel-Houston(2)  Houston, TX             1982           399
     Hyatt Regency Albuquerque      Albuquerque, NM         1990           395
     Omni Austin Hotel              Austin, TX              1986           372
     Renaissance Houston Hotel(3)   Houston, TX             1975           389
                                                                        ------
          TOTAL/WEIGHTED AVERAGE                                         2,168
                                                                        ======

   LUXURY SPA RESORTS:
     Hyatt Regency Beaver Creek     Avon, CO                1989           276
     Sonoma Mission Inn & Spa(4)    Sonoma, CA         1927/1987/1997      228
     Ventana Inn & Spa              Big Sur, CA        1975/1982/1988       62
                                                                        ------
          TOTAL/WEIGHTED AVERAGE                                           566
                                                                        ======


                                                                        GUEST
   DESTINATION FITNESS RESORTS AND SPAS:                                NIGHTS
                                                                        ------
     Canyon Ranch-Tucson            Tucson, AZ              1980           250 (5)
     Canyon Ranch-Lenox             Lenox, MA               1989           212 (5)
                                                                        ------
          TOTAL/WEIGHTED AVERAGE                                           462
                                                                        ======

          GRAND TOTAL/WEIGHTED AVERAGE FOR HOTEL PROPERTIES


                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                              -----------------------------------------------------------
                                                                                              REVENUE
                                                 AVERAGE                 AVERAGE                PER
                                                OCCUPANCY                 DAILY              AVAILABLE
                                                   RATE                    RATE              ROOM/GUEST
                                              ---------------         --------------      ---------------
HOTEL PROPERTY(1)                             2000       1999         2000      1999      2000       1999
-----------------                             ----       ----         ----      ----      ----       ----
   UPSCALE BUSINESS CLASS HOTELS:
     Denver Marriott City Center                 84 %       77 %      $119      $123       $100       $ 95
     Four Seasons Hotel-Houston(2)               72         66         207       196        149        128
     Hyatt Regency Albuquerque                   70         71         105       106         74         75
     Omni Austin Hotel                           84         82         135       127        113        104
     Renaissance Houston Hotel(3)                68         65          98        97         67         63
                                              -----      -----        ----      ----       ----       ----
          TOTAL/WEIGHTED AVERAGE                 76 %       72 %      $132      $129       $101       $ 94
                                              =====      =====        ====      ====       ====       ====

   LUXURY SPA RESORTS:
     Hyatt Regency Beaver Creek                  68%        70%       $318      $296       $217      $ 207
     Sonoma Mission Inn & Spa(4)                 73         79         287       196 (4)    211        155 (4)
     Ventana Inn & Spa                           74         77         428       329        314        254
                                              -----      -----        ----      ----       ----       ----
          TOTAL/WEIGHTED AVERAGE                 71%        74%       $319      $263       $226      $ 195
                                              =====      =====        ====      ====       ====       ====

   DESTINATION FITNESS RESORTS AND SPAS:
     Canyon Ranch-Tucson
     Canyon Ranch-Lenox
                                              -----      -----        ----      ----       ----       ----
          TOTAL/WEIGHTED AVERAGE                 88%(6)     89%(6)    $587 (7)  $537 (7)   $503 (8)   $464 (8)
                                              =====      =====        ====      ====       ====       ====

          GRAND TOTAL/WEIGHTED AVERAGE
            FOR HOTEL PROPERTIES                 77%        75%       $239      $224       $183       $167
                                              =====      =====        ====      ====       ====       ====

----------

(1) Because of the Company's status as a REIT for federal income tax purposes, the Operating Partnership does not operate the Hotel Properties and has leased all of the Hotel Properties, except the Omni Austin Hotel, to COPI pursuant to long term leases. As of June 30, 2000, the Omni Austin Hotel is leased pursuant to a separate long term lease, to HCD Austin Corporation.

(2) The hotel is undergoing a $5.0 million renovation of all guest rooms scheduled to be completed by the end of the third quarter of 2000.

(3) The hotel is undergoing an estimated $15.0 million renovation project scheduled to be completed in the fourth quarter of 2000. The renovation includes improvements to all guest rooms, the lobby, corridor, and exterior and interior systems.

(4) In January 2000, 20 rooms, which were previously taken out of commission for construction of a 30,000 square foot full-service spa in connection with an approximately $21.0 million expansion of the hotel, were returned to service. The expansion was completed in the second quarter of 2000. The expansion also included 30 additional guest rooms. Rates were discounted during the construction period which resulted in a lower average daily rate and revenue per available room for the six months ended June 30, 1999 as compared to June 30, 2000.

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

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

The following table shows certain information as of June 30, 2000, relating to the Residential Development Properties.

                                                                                               TOTAL        TOTAL
                         RESIDENTIAL                              RESIDENTIAL      TOTAL      LOTS/UNITS  LOTS/UNITS
    Residential          DEVELOPMENT                              DEVELOPMENT      LOTS/      DEVELOPED    CLOSED
    Development          PROPERTIES     TYPE OF                  CORPORATION'S     UNITS       SINCE        SINCE
  Corporation (1)           (RDP)        RDP(2)     LOCATION      OWNERSHIP %     PLANNED     INCEPTION   INCEPTION
  ---------------        -----------    -------     --------      -----------     -------     ---------   ---------
Desert Mountain      Desert Mountain       SF    Scottsdale,  AZ         93.0%       2,665       2,256        2,078
    Development                                                                  ---------    --------    ---------
    Corp.

The Woodlands        The Woodlands         SF    The Woodlands,  TX      42.5%      36,385      22,856       21,733
    Land Company,                                                                ---------    --------    ---------
    Inc.

Crescent             Deer Trail           SFH    Avon, CO                60.0%          16 (6)      15           15
    Development      Bear Paw Lodge        CO    Avon, CO                60.0%          53 (6)      11           11
    Management       QuarterMoon           TH    Avon, CO                64.0%          13 (6)       -            -
    Corp.            Eagle Ranch           SF    Eagle, CO               60.0%       1,260 (6)     135          105
                     Main Street
                      Junction             CO    Breckenridge, CO        60.0%          36 (6)      36           19
                     Main Street
                      Station              CO    Breckenridge, CO        60.0%          82 (6)       -            -
                     Riverbend             SF    Charlotte, NC           60.0%         650 (6)       -            -
                     Three Peaks
                      (Eagle's Nest)       SF    Silverthorne, CO        30.0%         391 (6)     102           81
                     Park Place at
                      Riverfront           CO    Denver, CO              64.0%          71 (6)       -            -
                     Park Tower at
                      Riverfront           CO    Denver, CO              64.0%          58 (6)       -            -
                     Bridge Lofts
                      at Riverfront        CO    Denver, CO              64.0%          53 (6)       -            -
                     Cresta              TH/SFH  Edwards, CO             60.0%          25 (6)       -            -
                     Snow Cloud            CO    Avon, CO                60.0%          53 (6)       -            -
                                                                                 ---------    --------    ---------
          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                                2,761         299          231
                                                                                 ---------    --------    ---------

Mira Vista           Mira Vista            SF    Fort Worth, TX         100.0%         740         740          647
    Development      The Highlands         SF    Breckenridge, CO        12.3%         750         340          336
    Corp.                                                                        ---------    --------    ---------
          TOTAL MIRA VISTA DEVELOPMENT CORP.                                         1,490       1,080          983
                                                                                 ---------    --------    ---------
Houston Area         Falcon Point          SF    Houston, TX            100.0%       1,205         688          588
    Development      Spring Lakes          SF    Houston, TX            100.0%         536         161          164
    Corp.                                                                        ---------    --------    ---------
          TOTAL HOUSTON AREA DEVELOPMENT CORP.                                       1,741         849          752
                                                                                 ---------    --------    ---------
              TOTAL                                                                 45,042      27,340       25,777
                                                                                 =========    ========    =========


                                                                         AVERAGE
                         RESIDENTIAL                                      CLOSED             RANGE OF
    Residential          DEVELOPMENT                                    SALE PRICE           PROPOSED
    Development          PROPERTIES     TYPE OF                          PER LOT/          SALE PRICES
  Corporation (1)           (RDP)        RDP(2)     LOCATION            UNIT ($)(3)     PER LOT/UNIT ($)(4)
  ---------------        -----------    -------     --------            -----------     -------------------
Desert Mountain      Desert Mountain       SF    Scottsdale,  AZ          463,000       400,000 -    3,000,000 (5)
    Development
    Corp.

The Woodlands        The Woodlands         SF    The Woodlands,  TX        48,000        13,600 -      500,000
    Land Company,
    Inc.

Crescent             Deer Trail           SFH    Avon, CO               2,930,000     2,695,000 -    4,075,000
    Development      Bear Paw Lodge        CO    Avon, CO               1,675,000       665,000 -    2,025,000
    Management       QuarterMoon           TH    Avon, CO                 N/A         1,850,000 -    2,795,000
    Corp.            Eagle Ranch           SF    Eagle, CO                111,500        80,000 -      150,000
                     Main Street
                      Junction             CO    Breckenridge, CO         475,000       300,000 -      580,000
                     Main Street
                      Station              CO    Breckenridge, CO         N/A           215,000 -    1,065,000
                     Riverbend             SF    Charlotte, NC            N/A            25,000 -       38,000
                     Three Peaks
                      (Eagle's Nest)       SF    Silverthorne, CO         220,000       135,000 -      425,000
                     Park Place at
                      Riverfront           CO    Denver, CO               N/A           195,000 -    1,445,000
                     Park Tower at
                      Riverfront           CO    Denver, CO               N/A           180,000 -    2,100,000
                     Bridge Lofts
                      at Riverfront        CO    Denver, CO               N/A           180,000 -    2,100,000
                     Cresta              TH/SFH  Edwards, CO              N/A         1,900,000 -    2,600,000
                     Snow Cloud            CO    Avon, CO                 N/A           840,000 -    4,545,000

Mira Vista           Mira Vista            SF    Fort Worth, TX           100,000        50,000 -      265,000
    Development      The Highlands         SF    Breckenridge, CO         156,000        55,000 -      450,000
    Corp.

Houston Area         Falcon Point          SF    Houston, TX               39,000        22,000 -       60,000
    Development      Spring Lakes          SF    Houston, TX               28,000        22,000 -       33,000
    Corp.

-----------

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

(5) Includes golf membership, which as of June 30, 2000 is $175,000. Effective July 1, 2000 the golf membership was increased to $225,000.

(6) As of June 30, 2000, one units were under contract at Deer Trail representing $4.0 million in sales; 34 units were under contract at Bear Paw Lodge representing $47.1 million in sales; 13 units were under contract at QuarterMoon representing $29.8 million in sales; 97 lots were under contract at Eagle Ranch representing $13.9 million in sales; one unit was under contract at Main Street Junction representing $0.4 million in sales; 82 units were under contract at Main Street Station representing $40.9 million in sales; 117 lots were under contract at Riverbend representing $3.5 million in sales; 20 lots were under contract at Three Peaks representing $4.9 million in sales; 66 units were under contract at Park Place representing $26.5 million in sales; 26 units were under contract at Park Tower representing $16.5 million in sales; 35 units were under contract at the Bridge Lofts at Riverfront representing $13.0 million in sales; nine units were under contract at Cresta representing $15.3 million in sales and 20 units were under contract at Snow Cloud representing $35.0 million in sales.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES TABLE

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of June 30, 2000:

                                  TOTAL CUBIC       TOTAL                                        TOTAL CUBIC       TOTAL
                   NUMBER OF        FOOTAGE       SQUARE FEET                    NUMBER OF         FOOTAGE      SQUARE FEET
    STATE         PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)    STATE        PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
    -----         -------------   -------------   -------------    -----        -------------    -------------  -------------
Alabama                      4            9.4            0.3    Missouri(2)                2            48.8            2.8
Arizona                      1            2.9            0.1    Nebraska                   2             4.4            0.2
Arkansas                     6           33.1            1.0    New York                   1            11.8            0.4
California                   9           28.6            1.1    North Carolina             3             8.5            0.3
Colorado                     2            3.4            0.1    Ohio                       1             5.7            0.2
Florida                      5            7.5            0.3    Oklahoma                   2             2.1            0.1
Georgia                      7           44.5            1.6    Oregon                     6            40.4            1.7
Idaho                        2           18.7            0.8    Pennsylvania               2            27.4            0.9
Illinois                     2           11.6            0.4    South Carolina             1             1.6            0.1
Indiana                      1            9.1            0.3    South Dakota               1             2.9            0.1
Iowa                         2           12.5            0.5    Tennessee                  3            10.6            0.4
Kansas                       2            5.0            0.2    Texas                      2             6.6            0.2
Kentucky                     1            2.7            0.1    Utah                       1             8.6            0.4
Maine                        1            1.8            0.2    Virginia                   2             8.7            0.3
Massachusetts                6           15.2            0.7    Washington                 6            28.7            1.1
Mississippi                  1            4.7            0.2    Wisconsin                  3            17.4            0.7
                                                                                ------------     -----------    -----------

                                                                TOTAL                     90  (3)      444.9  (3)      17.8 (3)
                                                                                ============     ===========    ===========

-------------

(1) As of June 30, 2000, the Operating Partnership held an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly owned the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Operating Partnership has no interest. The Temperature-Controlled Logistics Corporations are entitled to receive lease payments (base rent and percentage rent) from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of June 30, 2000, AmeriCold Logistics operated 104 temperature-controlled logistics properties with an aggregate of approximately 533.0 million cubic feet (20.6 million square feet).

                        BEHAVIORAL HEALTHCARE PROPERTIES

BEHAVIORAL HEALTHCARE PROPERTIES

        As of December 31, 1999, the Operating Partnership owned 88 behavioral healthcare properties, all of which were leased by the Operating Partnership to CBHS under a master lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions, and on February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware.

        The Operating Partnership sold 18 behavioral healthcare properties during the six months ended June 30, 2000, generating approximately $11.3 million and $49.6 million in net proceeds, during the three and six months ended June 30, 2000, respectively.

         As of June 30, 2000, the Behavioral Healthcare Segment consisted of 70 Behavioral Healthcare Properties in 22 states. CBHS was continuing to operate the 37 Core Properties and had ceased operations at the 33 Non-Core Properties as of June 30, 2000. CBHS intends to cease operations at all of the Core Properties, either in connection with a sale of operating assets or by closing Core Properties. The Operating Partnership intends to sell all of the Behavioral Healthcare Properties.

           Subsequent to June 30, 2000, the Operating Partnership sold three Core Properties and two Non-Core Properties. The Operating Partnership also has entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties and is actively marketing for sale the remaining eight Core Properties and 22 Non-Core Properties.

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

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Operating Partnership's variable-rate debt and the Share Repurchase Agreement and in the market price of the Company's common shares as such changes relate to the Share Repurchase Agreement. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

         The Operating Partnership's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Operating Partnership had total outstanding debt of approximately $2.4 billion at June 30, 2000, of which approximately $0.5 billion, or 21%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 9.13% as of June 30, 2000. A 10% (91.3 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $4.7 million based on the unhedged variable-rate debt outstanding as of June 30, 2000, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (91.3 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $4.7 million based on the variable rate debt outstanding as of June 30, 2000, as a result of the decreased interest expense associated with the change in rate.

         In addition, the Company's settlement obligations under the Share Repurchase Agreement with UBS described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Agreement, are subject to interest rate risk, specifically changes in the 30-day LIBOR rate in the event that the Company elects to settle in cash. At June 30, 2000, approximately $31.9 million of the Company's $101.0 million obligation under the Share Repurchase Agreement was outstanding. The Company fulfilled its settlement obligation on July 5, 2000, and has no further obligation under the Share Repurchase Agreement.

MARKET PRICE RISK

         The Share Repurchase Agreement is subject to market price risk because changes in the closing share price for the Company's common shares affect the Company's settlement obligation, in the event the Company elects to settle in common shares. At June 30, 2000, approximately $31.9 million of the Company's $101.0 million obligation under the Share Repurchase Agreement was outstanding. The Company fulfilled its settlement obligation on July 5, 2000, and has no further obligation under the Share Repurchase Agreement.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None.

Item 6.   Exhibits and Reports on Form 8-

(a)       Exhibits

   EXHIBIT
   NUMBER                 DESCRIPTION OF EXHIBIT
   ------                 ----------------------
    3.01                  Second Amended and Restated Agreement of
                          Limited Partnership of the Annual
                          Registrant dated November 1, 1997, as
                          amended (filed as Exhibit No. 10.01 to the
                          Report on Form 10-K for the fiscal year
                          ended December 31, 1999 (the "Company 1999
                          10-K") of Crescent Real Estate Equities
                          Company (the "Company") and incorporated
                          herein by reference)

    4.01 Indenture, dated as of September 22, 1997, between the Registrant and State Street Bank and Trust Company of
                          Missouri, N.A. (filed as Exhibit No. 4.01 to the
                          Registration Statement on Form S-4 (File No.333-42293) of the Registrant (the "Form S-4") and incorporated herein by reference)


    4.02                  Restated Declaration of Trust of the Company (filed as
                          Exhibit No. 4.01 to the Registration Statement on Form
                          S-3 (File No. 333-21905) of the Company and incorporated herein by reference)

   EXHIBIT
   NUMBER                 DESCRIPTION OF EXHIBIT
   ------                 ----------------------
    4.03                  Amended and Restated Bylaws of the Company, as amended
                          (filed as Exhibit No. 3.02 to the Quarterly Report on
                          Form 10-Q for the quarter ended September 30, 1998 of
                          the Company and incorporated herein by reference)

    4.04                  6-5/8% Note due 2002 (filed as Exhibit No. 4.07 to the
                          Quarterly Report on on Form 10-Q for the quarter ended
                          June 30, 1998 (the "Company 1998 2Q 10-Q") of the
                          Company and incorporated herein by reference)

    4.05                  7-1/8% Note due 2007 (filed as Exhibit No. 4.08 to the
                          Company 1998 2Q 10- Q and incorporated herein by reference)

    4.06 Amended and Restated Secured Loan Agreement, dated as of May 10, 2000, among Crescent Real Estate Funding
                          VIII, L.P. and UBS AG, Stamford Branch, as amended
                          (filed as Exhibit No. 10.12 to the Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 2000 (the
                          "Company 2000 2Q 10-Q") of the Company and incorporated herein by reference)

     4*                   Pursuant to Regulation S-K Item 601 (b) (4) (iii), the
                          Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Registrant

    10.01 Noncompetition Agreement of Richard E. Rainwater, as assigned to the Registrant on May 5, 1994 (filed as Exhibit No. 10.02 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the
                          "Company 1997 10-K") of the Company and incorporated herein by reference)

    10.02 Noncompetition Agreement of John C. Goff, as assigned to the Registrant on May 5, 1994 (filed as Exhibit No.
                          10.03 to Company 1997 10-K and incorporated herein by reference)

    10.03 Employment Agreement with John C. Goff, as assigned to the Registrant on May 5, 1994, and as further amended
                          (filed as Exhibit No.10.04 to the Company 1999 10-K and incorporated herein by reference)

    10.04 Employment Agreement of Jerry R. Crenshaw, Jr., dated as of December 14, 1998 (filed as Exhibit No. 10.08 to the Company 1999 10-K and incorporated herein by reference)

    10.05                 Form of Officers' and Trust Managers' Indemnification
                          Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

    10.06                 Crescent Real Estate Equities Company 1994 Stock
                          Incentive Plan (filed as Exhibit No. 10.07 to the
                          Registration Statement on Form S-11 (File No.
                          33-75188) (the "Form S-11") of the Company and incorporated herein by reference)

    10.07                 Crescent Real Estate Equities, Ltd. First Amended and
                          Restated 401(k) Plan, as amended (filed as Exhibit
                          No.10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of the Company and incorporated herein by reference)


    10.08                 Second Amended and Restated 1995 Crescent Real Estate
                          Equities Company Stock Incentive Plan (filed as
                          Exhibit No. 10.13 to the Form S-4 and incorporated herein by reference)

   EXHIBIT
   NUMBER                 DESCRIPTION OF EXHIBIT
   ------                 ----------------------
    10.09                 Amended and Restated 1995 Crescent Real Estate
                          Equities Limited Partnership Unit Incentive Plan
                          (filed as Exhibit No. 99.01 to the Registration
                          Statement on Form S-8 (File No. 333-3452) of the
                          Company and incorporated herein by reference)

    10.10                 1996 Crescent Real Estate Equities Limited Partnership
                          Unit Incentive Plan, as amended (filed as Exhibit No.
                          10.14 to the Company 1999 10-K and incorporated herein by reference)

    10.11 Amended and Restated Secured Loan Agreement, dated as of May 10, 2000, among Crescent Real Estate Funding
                          VIII, L.P. and UBS AG, Stamford Branch, as amended
                          (filed as Exhibit No. 10.12 of the Company 2000 2Q
                          10-Q and incorporated herein by reference)

    10.12 Intercompany Agreement, dated June 3, 1997, between the Registrant and Crescent Operating, Inc. (filed as
                          Exhibit No. 10.02 to the Registration Statement on
                          Form S-1 (File No. 333-25223) of Crescent Operating,
                          Inc. and incorporated herein by reference)

    10.13                 Form of Registration Rights, Look-up and Pledge
                          Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

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

                                             CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                                              (Registrant)
                                             By:    Crescent Real Estate Equities, Ltd., its General Partner



                                             By      /s/   John C. Goff
                                                     -------------------------------
                                                           John C. Goff
              Date:  August 11, 2000                       Vice Chairman of the Board and Chief Executive Officer



                                             By      /s/   Jerry R. Crenshaw
                                                     -------------------------------
                                                           Jerry R. Crenshaw
                                                           Senior Vice President and Chief Financial Officer
         Date:  August 11, 2000                             (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                 DESCRIPTION OF EXHIBIT
   ------                 ----------------------
    3.01                  Second Amended and Restated Agreement of
                          Limited Partnership of the Annual
                          Registrant dated November 1, 1997, as
                          amended (filed as Exhibit No. 10.01 to the
                          Report on Form 10-K for the fiscal year
                          ended December 31, 1999 (the "Company 1999
                          10-K") of Crescent Real Estate Equities
                          Company (the "Company") and incorporated
                          herein by reference)

    4.01 Indenture, dated as of September 22, 1997, between the Registrant and State Street Bank and Trust Company of
                          Missouri, N.A. (filed as Exhibit No. 4.01 to the
                          Registration Statement on Form S-4 (File No.333-42293) of the Registrant (the "Form S-4") and incorporated herein by reference)


    4.02                  Restated Declaration of Trust of the Company (filed as
                          Exhibit No. 4.01 to the Registration Statement on Form
                          S-3 (File No. 333-21905) of the Company and incorporated herein by reference)

   EXHIBIT
   NUMBER                 DESCRIPTION OF EXHIBIT
   ------                 ----------------------
    4.03                  Amended and Restated Bylaws of the Company, as amended
                          (filed as Exhibit No. 3.02 to the Quarterly Report on
                          Form 10-Q for the quarter ended September 30, 1998 of
                          the Company and incorporated herein by reference)

    4.04                  6-5/8% Note due 2002 (filed as Exhibit No. 4.07 to the
                          Quarterly Report on on Form 10-Q for the quarter ended
                          June 30, 1998 (the "Company 1998 2Q 10-Q") of the
                          Company and incorporated herein by reference)

    4.05                  7-1/8% Note due 2007 (filed as Exhibit No. 4.08 to the
                          Company 1998 2Q 10- Q and incorporated herein by reference)

    4.06 Amended and Restated Secured Loan Agreement, dated as of May 10, 2000, among Crescent Real Estate Funding
                          VIII, L.P. and UBS AG, Stamford Branch, as amended
                          (filed as Exhibit No. 10.12 to the Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 2000 (the
                          "Company 2000 2Q 10-Q") of the Company and incorporated herein by reference)

     4*                   Pursuant to Regulation S-K Item 601 (b) (4) (iii), the
                          Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Registrant

    10.01 Noncompetition Agreement of Richard E. Rainwater, as assigned to the Registrant on May 5, 1994 (filed as Exhibit No. 10.02 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the
                          "Company 1997 10-K") of the Company and incorporated herein by reference)

    10.02 Noncompetition Agreement of John C. Goff, as assigned to the Registrant on May 5, 1994 (filed as Exhibit No.
                          10.03 to Company 1997 10-K and incorporated herein by reference)

    10.03 Employment Agreement with John C. Goff, as assigned to the Registrant on May 5, 1994, and as further amended
                          (filed as Exhibit No.10.04 to the Company 1999 10-K and incorporated herein by reference)

    10.04 Employment Agreement of Jerry R. Crenshaw, Jr., dated as of December 14, 1998 (filed as Exhibit No. 10.08 to the Company 1999 10-K and incorporated herein by reference)

    10.05                 Form of Officers' and Trust Managers' Indemnification
                          Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

    10.06                 Crescent Real Estate Equities Company 1994 Stock
                          Incentive Plan (filed as Exhibit No. 10.07 to the
                          Registration Statement on Form S-11 (File No.
                          33-75188) (the "Form S-11") of the Company and incorporated herein by reference)

    10.07                 Crescent Real Estate Equities, Ltd. First Amended and
                          Restated 401(k) Plan, as amended (filed as Exhibit
                          No.10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of the Company and incorporated herein by reference)


    10.08                 Second Amended and Restated 1995 Crescent Real Estate
                          Equities Company Stock Incentive Plan (filed as
                          Exhibit No. 10.13 to the Form S-4 and incorporated herein by reference)

   EXHIBIT
   NUMBER                 DESCRIPTION OF EXHIBIT
   ------                 ----------------------
    10.09                 Amended and Restated 1995 Crescent Real Estate
                          Equities Limited Partnership Unit Incentive Plan
                          (filed as Exhibit No. 99.01 to the Registration
                          Statement on Form S-8 (File No. 333-3452) of the
                          Company and incorporated herein by reference)

    10.10                 1996 Crescent Real Estate Equities Limited Partnership
                          Unit Incentive Plan, as amended (filed as Exhibit No.
                          10.14 to the Company 1999 10-K and incorporated herein by reference)

    10.11 Amended and Restated Secured Loan Agreement, dated as of May 10, 2000, among Crescent Real Estate Funding
                          VIII, L.P. and UBS AG, Stamford Branch, as amended
                          (filed as Exhibit No. 10.12 of the Company 2000 2Q
                          10-Q and incorporated herein by reference)

    10.12 Intercompany Agreement, dated June 3, 1997, between the Registrant and Crescent Operating, Inc. (filed as
                          Exhibit No. 10.02 to the Registration Statement on
                          Form S-1 (File No. 333-25223) of Crescent Operating,
                          Inc. and incorporated herein by reference)

    10.13                 Form of Registration Rights, Look-up and Pledge
                          Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

    27.01                 Financial Data Schedule (filed herewith)