Form 10-K405
period 2000-12-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 2001-04-02
CIK 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
      (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 333-42293

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    TEXAS                                            75-2531304
---------------------------------------------          ---------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer Identification Number)
or organization)

              777 Main Street, Suite 2100, Fort Worth, Texas 76102
              ----------------------------------------------------
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (817) 321-2100
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
-------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                             YES   X       NO
                                 -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26, 2001, the aggregate market value of the 61,089,641 units of limited partnership interest held by non-affiliates of the registrant was approximately $2.7 billion, based upon the closing price on the New York Stock Exchange of $22.35 for common shares of beneficial interest of Crescent Real Estate Equities Company. Each unit is exchangeable for two common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Crescent Real Estate Equities Company's 2001 Annual Meeting of Shareholders to be held in June 2001 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                                PAGE
                                     PART I.

Item 1.  Business..............................................................................   2
Item 2.  Properties............................................................................  14
Item 3.  Legal Proceedings.....................................................................  25
Item 4.  Submission of Matters to a Vote of Security Holders...................................  25


                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Unitholder Matters..................  26
Item 6.  Selected Financial Data...............................................................  27
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.........................................................................  28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk............................  56
Item 8.  Financial Statements and Supplementary Data...........................................  57
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..................................................................  95


                                    PART III.

Item 10. Directors and Executive Officers of the General Partner of the Registrant.............  95
Item 11. Executive Compensation................................................................  96
Item 12. Security Ownership of Certain Beneficial Owners and Management........................  96
Item 13. Certain Relationships and Related Transactions........................................  96


                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  96

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("CREE, Ltd."), which owns an approximately 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 89% limited partner interest in the Operating Partnership, with the remaining approximately 10% limited-partner interest held by other limited partners. The Operating Partnership directly or indirectly owns substantially all of the economic interests in nine limited-purpose limited partnerships. Eight of these limited partnerships were formed for the purpose of obtaining securitized debt, and all or substantially all of the economic interests in these partnerships are owned directly or indirectly by the Operating Partnership, with the remaining interests, if any, owned indirectly by the Company. The ninth limited partnership was formed for the purpose of obtaining equity financing through the sale of preferred equity interests, with all of the common equity interests owned directly or indirectly by the Operating Partnership, and all of the preferred equity interests owned by an unrelated third party.

         All of the limited partners of the Operating Partnership other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximately 89% limited partner interest has been treated as equivalent, for purposes of this report, to 60,300,234 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,995,823 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 609,093 units.

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

         As of December 31, 2000, the Operating Partnership's assets and operations were composed of four major investment segments:

         o   Office Segment;

         o   Resort/Hotel Segment;

         o   Residential Development Segment; and

         o   Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned directly or indirectly the following real estate assets (the "Properties") as of December 31, 2000:

         o OFFICE SEGMENT consisted of 78 office properties (collectively referred to as the "Office Properties") located in 27 metropolitan submarkets in seven states with an aggregate of approximately 28.7 million net rentable square feet and three retail properties with an aggregate of approximately 0.4 million net rentable square feet.

         o RESORT/HOTEL SEGMENT consisted of three luxury resorts and spas with a total of 566 rooms, two destination fitness resorts and spas that can accommodate up to 462 guests daily and four upscale business class hotels with a total of 1,769 rooms (collectively referred to as the "Resort/Hotel Properties").

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 18 residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT, which, as of December 31, 2000, directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 438.9 million cubic feet (17.6 million square feet) of warehouse space.

         o OTHER As of December 31, 2000, the Operating Partnership owned 28 behavioral healthcare properties in 12 states (collectively referred to as the "Behavioral Healthcare Properties"). Subsequent to December 31, 2000, the Operating Partnership sold two Behavioral Healthcare Properties. The Operating Partnership has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 21 Behavioral Healthcare Properties.

         For purposes of investor communications, the Operating Partnership classifies its luxury resorts and spas, destination fitness resorts and spas and Residential Development Properties as a single group referred to as the "Destination Resort and Residential Properties." This group does not contain the four upscale business class hotels. Management groups the Destination Resort and Residential Properties together for promotional purposes based on their similar "destination" characteristics. Additionally, the Operating Partnership classifies its Temperature-Controlled Logistics Properties and its upscale business class hotels as "Other Investments." However, for purposes of segment reporting as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" and this Annual Report on Form 10-K, the Resort/Hotel Properties, including the upscale business class hotels, the Residential Development Properties and the Temperature-Controlled Logistics Properties are each considered a separate reportable segment.

         See "Note 4. Segment Reporting" included in "Item 8. Financial Statements and Supplementary Data" for a table showing total revenues, funds from operations, and equity in net income of unconsolidated companies for each of these investment segments for the years ended December 31, 2000, 1999 and 1998 and identifiable assets for each of these investment segments at December 31, 2000 and 1999.

                  BUSINESS OBJECTIVES AND OPERATING STRATEGIES

         The Operating Partnership's business objective is to provide its unitholders with attractive but predictable growth in cash flow and underlying asset value. In addition, the Operating Partnership seeks to create value by distinguishing itself as the leader in each of its investment segments through customer service and asset quality. The Operating Partnership is also focused on increasing:

         o   net asset value per share;

         o funds from operations and cash available for distribution per share; and

         o corresponding growth rates in net asset value per share, funds from operations and cash available for distribution per share.

OPERATING AND FINANCING STRATEGIES

         Based on management's assessment of current conditions in the real estate and financial markets, the Operating Partnership will focus on its core competencies of owning, operating and developing real estate within the Office segment, Resort/Hotel segment and Residential Development segment. The Operating Partnership seeks to enhance its operating performance and financial position by:

         o operating the Office Properties as long-term investments, providing exceptional tenant services, improving occupancies and increasing in-place rents to market rates;

         o maximizing same-store net operating income and average occupancy rates at the Operating Partnership's Office and Resort/Hotel Properties;

         o emphasizing brand recognition of all the Operating Partnership's Properties, but specifically premier Class A Office Properties, luxury resorts and spas, and destination fitness resorts and spas to improve occupancy and revenue generation;

         o entering into joint venture arrangements on selected existing Office Properties with private equity partners in which the Operating Partnership would hold a minority interest in the Properties and would continue to lease and manage these Properties;

         o developing the Operating Partnership's core market commercial land inventory with office development that meets the needs of existing tenants, generally through joint venture arrangements;

         o developing luxury resorts and spas, destination fitness resorts and spas and upscale residential development properties designed to fit the needs of affluent customers, generally through joint venture arrangements;

         o taking advantage of market opportunities to refinance existing debt to reduce interest cost, extend the Operating Partnership's debt maturity schedule and expand the Operating Partnership's lending group;

         o recycling capital within the Operating Partnership through strategic sales of non-core assets; and

         o empowering management and employing compensation plans which attract and retain the best talent available and align their interests with the interests of the Operating Partnership's unitholders.

INVESTMENT STRATEGIES

         The Operating Partnership intends to focus primarily on assessing investment opportunities within each of its existing investment segments. These investment opportunities are evaluated in light of the Operating Partnership's long-term investment strategy of acquiring properties at a significant discount to replacement cost in an environment in which the Operating Partnership believes values will appreciate to or above replacement cost. Also, any such investment opportunities are expected to provide growth in cash flow after applying management skills, renovation and expansion capital, and a strategic vision.

         The Operating Partnership's investment strategies include:

         o seeking acquisition, disposition and development opportunities in each of the Operating Partnership's investment segments, certain of which may be funded through private equity joint ventures;

         o evaluating future repurchases of the Company's common shares, considering stock price, cost of capital, alternative investment options and growth implications;

         o   monetizing current development through the Operating
             Partnership's five Residential Development Corporations, maintaining the Residential Development segment at its current investment level and reinvesting returned capital into residential development projects that the Operating Partnership expects to achieve comparable rates of return;

         o evaluating market conditions to determine the viability and timing of reducing the Operating Partnership's investment in its upscale business class hotels and its Temperature-Controlled Logistics Properties; and

         o identifying new investment opportunities resulting from recent taxable REIT subsidiary legislation.

                                    EMPLOYEES

         As of March 5, 2001, the Operating Partnership had 707 employees. None of these employees are covered by collective bargaining agreements. The Operating Partnership considers its employee relations to be good.

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

                                INDUSTRY SEGMENTS

                                 OFFICE SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2000, the Operating Partnership owned 78 Office Properties located in 27 metropolitan submarkets in seven states with an aggregate of approximately 28.7 million net rentable square feet and three retail properties with an aggregate of approximately 0.4 million net rentable square feet. The Operating Partnership, as lessor, has retained substantially all of the risks and benefits of ownership of the Office Properties and accounts for its leases as operating leases. Additionally, the Operating Partnership provides management and leasing services for substantially all of its Office Properties.

         See "Item 2. Properties" for more information about the Operating Partnership's Office Properties, and "Note 1. Organization and Basis of Presentation" included in "Item 8. Financial Statements and Supplementary Data" for a table that lists the principal subsidiaries of Crescent Real Estate Equities Company ("Crescent Equities") and the Properties owned by such subsidiaries.

MARKET INFORMATION

         The Office Properties reflect the Operating Partnership's strategy of investing in premier assets within markets that have significant potential for rental growth. Within its selected submarkets, the Operating Partnership has focused on premier locations that management believes are able to attract and retain the highest quality tenants and command premium rents. Consistent with its long-term investment strategies, the Operating Partnership has sought transactions where it was able to acquire properties that have strong economic returns based on in-place tenancy and also have a dominant position within the submarket due to quality and/or location. Accordingly, management's long-term investment strategy not only demands acceptable current cash flow return on invested capital, but also considers long-term cash flow growth prospects. In selecting the Office Properties, the Operating Partnership analyzed demographic and economic data to focus on markets expected to benefit from significant employment growth as well as corporate relocations.

         The Operating Partnership's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas, both of which are currently experiencing increased job creation, low unemployment, less sensitivity to the energy industry and affordable housing costs. These markets are expected to continue experiencing some of the strongest growth in the country, being "demand-driven" markets, because of high levels of in-migration by corporations and labor.

Texas

         According to the Texas Workforce Commission, during 2000, approximately 253,300 jobs were created in Texas, an increase of 2.7% over 1999. In December 2000, the Texas unemployment rate was 3.4%, compared with the 1999 Texas unemployment rate of 4.2% and the 2000 national unemployment rate of 3.7%, for the same time period. According to the Texas Economic Update, Texas' unemployment rate is at a 20-year low with an estimated 9.3 million jobs at December 31, 2000. Currently, the energy industry accounts for approximately 8% of the gross state product, compared with approximately 20% in 1982. As a result, Texas employment is approximately 75% less sensitive to oil-price movement than it was in 1982, according to information compiled from Southwest Economy, July/August 2000 issue.

Dallas/Fort Worth

         For the first time since 1997, Dallas/Fort Worth led the nation in the number of jobs created, according to recent Bureau of Labor Statistics. Approximately 103,000 jobs were created in 2000, an increase of approximately 50%, compared to the number of jobs created in 1999. Since 1995, Dallas/Fort Worth has outpaced all United States metropolitan areas in its ability to create jobs. In December 2000, the Dallas/Fort Worth unemployment rate was 2.5%, compared with the Texas unemployment rate of 3.4% and the national unemployment rate of 3.7%, for the same time period. Consequently, Dallas/Fort Worth ranked fifth in the country in demand for office space in 2000, according to information compiled from a recent survey by Oncor International, Inc., and 6.2 million square feet of office space was absorbed in 2000, compared with 4.8 million in 1999, as reported by the CoStar Group. In addition, Dallas/Fort Worth is the sixth most affordable housing market in a recent survey of metropolitan areas with populations over two million, according to the American Chamber of Commerce Research Association.

Houston

         Houston ranked second in employment percentage growth in 2000 among the top ten most populous United States metropolitan areas, according to the Houston branch of the Federal Reserve Bank. Approximately 61,200 jobs were created in 2000, an increase of approximately 3.0% over 1999. In December 2000, the Houston unemployment rate was a record low 3.0%, compared with the Texas unemployment rate of 3.4% and the national unemployment rate 3.7%, for the same time period. Currently, Houston's office vacancy is at a ten-year low of 12.0%, according to the CoStar Group.

         The demographic conditions, economic conditions and trends (population growth and employment growth) favoring the markets in which the Operating Partnership has invested are projected to continue to exceed the national averages, as illustrated in the following table.

   PROJECTED POPULATION GROWTH AND EMPLOYMENT GROWTH FOR ALL COMPANY MARKETS

                                        Population             Employment
                                          Growth                 Growth
Metropolitan Statistical Area (MSA)     2001-2010              2001-2010
-----------------------------------     ----------             ----------
Albuquerque, NM                            14.0%                 23.0%
Austin, TX                                 25.9                  39.6
Colorado Springs, CO                       11.1                  18.0
Dallas, TX                                 14.6                  19.9
Denver, CO                                 11.7                  22.3
Fort Worth, TX                             18.1                  20.6
Houston, TX                                15.0                  21.0
Miami, FL                                   9.0                  15.2
Phoenix, AZ                                24.5                  33.1
San Diego, CA                              16.7                  17.8
Washington, D.C.                           10.5                  22.2
UNITED STATES                               8.6                  12.4

----------------------
Source: Compiled from information published by Economy.com, Inc.

         The Operating Partnership does not depend on a single customer or a few major customers within the Office segment, the loss of which would have a material adverse effect on the Operating Partnership's financial condition or results of operations. Based on rental revenues from office leases in effect as of December 31, 2000, no single tenant accounted for more than 3% of the Operating Partnership's total Office segment rental revenues for 2000.

         The Operating Partnership applies a well-defined leasing strategy in order to capture the potential rental growth in the Operating Partnership's portfolio of Office Properties as occupancy and rental rates increase within the markets and the submarkets in which the Operating Partnership has invested. The Operating Partnership's strategy is based, in part, on identifying and focusing on its investments in submarkets in which weighted average full-service rental rates (representing base rent after giving effect to free rent and scheduled rent increases that would be taken into account under generally accepted accounting principles ("GAAP") and including adjustments for expenses payable by or reimbursed from tenants) are significantly less than weighted average full-service replacement cost rental rates (the rate management estimates to be necessary to provide a return to a developer of a comparable, multi-tenant building sufficient to justify construction of new buildings) in that submarket. In calculating replacement cost rental rates, management relies on available third-party data and its own estimates of construction costs (including materials and labor in a particular market) and assumes replacement cost rental rates are achieved at a 95% occupancy level. The Operating Partnership believes that the difference between the two rates is a useful measure of the additional revenue that the Operating Partnership may be able to obtain from a property, because the difference should represent the amount by which rental rates would be required to increase in order to justify construction of new properties. For the Operating Partnership's Office Properties, the weighted average full-service rental rate as of December 31, 2000 was $21.55 per square foot, compared to an estimated weighted average full-service replacement cost rental rate of $28.72 per square foot.

COMPETITION

         The Operating Partnership's Office Properties, primarily Class A properties located within the southwest, individually compete against a wide range of property owners and developers, including property management companies and other REITs, that offer space in similar classes of office properties (for example, Class A and Class B properties). A number of these owners and developers may own more than one property. The number and type of competing properties in a particular market or submarket could have a material effect on the Operating Partnership's ability to lease space and maintain or increase occupancy or rents in its existing Office Properties. Management believes, however, that the quality services and individualized attention that the Operating Partnership offers its tenants, together with its active preventive maintenance program and superior building locations within markets, enhance the Operating Partnership's ability to attract and retain tenants for its Office Properties. In addition, as of December 31, 2000, on a weighted average basis, the Operating Partnership owned 16% of the Class A office space in the 27 submarkets in which the Operating Partnership owned Class A office properties, and 51% of the Class B office space in the two submarkets in which the Operating Partnership owned Class B office properties. Management believes that ownership of a significant percentage of office space in a particular market offers the Operating Partnership the opportunity to reduce property operating expenses that the Operating Partnership and its tenants pay, enhancing the Operating Partnership's ability to attract and retain tenants and potentially resulting in increases in Operating Partnership net revenues.

RECENT DEVELOPMENTS

Property Dispositions

         During the year ended December 31, 2000, the Operating Partnership completed the sale of 11 wholly-owned Office Properties. The sale of the 11 Office Properties generated approximately $268.2 million of net proceeds. The proceeds were used primarily to pay down variable-rate debt.

         The Woodlands Commercial Properties Company, L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., completed the sale of its retail portfolio, consisting of the Operating Partnership's four retail properties located in The Woodlands, on January 5, 2000. The sale generated approximately $42.7 million of net proceeds, of which the Operating Partnership's portion was approximately $32.0 million. The proceeds to the Operating Partnership were used primarily to pay down variable-rate debt.

                              RESORT/HOTEL SEGMENT

OWNERSHIP STRUCTURE

         Because of the Company's status as a real estate investment trust ("REIT") for federal income tax purposes, the Operating Partnership does not operate the Resort/Hotel Properties. The Operating Partnership has leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to subsidiaries of Crescent Operating, Inc. ("COPI") pursuant to eight separate leases. The Omni Austin Hotel has been leased, under a separate lease, to HCD Austin Corporation. Under the leases, each having a term of 10 years, the Resort/Hotel Property lessees have assumed the rights and obligations of the property owner under the respective management agreements with the hotel operators, as well as the obligation to pay all property taxes and other costs related to the Properties. The Operating Partnership has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements as part of each of the lease agreements for eight of the Resort/Hotel Properties. The only exception is Canyon Ranch-Tucson, in which the Resort/Hotel Property lessee owns all furniture, fixtures and equipment associated with the property and will fund all related capital expenditures.

         The leases provide for the payment by the Resort/Hotel Property lessees of all or a combination of the following:

         o base rent, with periodic rent increases if applicable (for 2000, base rent represented approximately 65% of total hotel rental revenues received from the hotel lessees);

         o percentage rent based on a percentage of gross hotel receipts or gross room revenues, as applicable, above a specified amount; and

         o a percentage of gross food and beverage revenues above a specified amount.

CRL LICENSE, LLC AND CRL INVESTMENTS, INC.

         The Operating Partnership has a 28.5% interest in CRL License, LLC, the entity which owns the right to the future use of the "Canyon Ranch" name. The Operating Partnership also has a 95% economic interest, representing all of the non-voting common stock, in CRL Investments, Inc., which has an approximately 65% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada. The Canyon Ranch Spa Club opened in June 1999 and is the first project to expand the franchise value of the "Canyon Ranch" name.

MARKET INFORMATION

         Average hotel room rental rates in the United States grew 4.9%, 4.0% and 4.4% in 2000, 1999 and 1998, respectively. Within the luxury and upscale segments of the industry, average room rental rates increased approximately 4.5% during 2000. Industry information was compiled from information published by Smith Travel Research.

         Business and convention travel accounts for approximately two-thirds of room demand and has risen, over the last three years, with the improving economy. Domestic leisure travel has also increased, especially among the "baby boomers," who are not only at the prime age for leisure travel but also have a greater tendency to travel than previous generations. A healthier, more active senior population is also contributing to the increase in travel. With the aging of the "baby boomer" generation and the growing interest in quality of life activities, the resort/spa industry is also continuing to experience growth in the United States.

COMPETITION

         Most of the Operating Partnership's upscale business class Resort/Hotel Properties in Denver, Albuquerque, Austin and Houston are business and convention center hotels that compete against other business and convention center hotels. The Operating Partnership believes, however, that its luxury resorts and spas and destination fitness resorts and spas are unique properties that have no significant direct competitors due either to their high replacement cost or unique concept and location. The luxury resorts and spas and destination fitness resorts and spas do compete, to a limited extent, against business class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world.

RECENT DEVELOPMENTS

Investment Partnership

         In February 2000, the Operating Partnership entered into an agreement with Sanjay Varma, a former senior executive officer of the Operating Partnership, to form an investment partnership, which will seek luxury resorts and spas and hotels to acquire and manage under the "Sonoma Spa Resorts" brand and concept. The Operating Partnership and Mr. Varma acquired a 93% and a 7% interest, respectively, in this new partnership. Mr. Varma has also established a new management company, which has contracted with COPI to manage either the property or assets of the Operating Partnership's existing portfolio of Resort/Hotel Properties (excluding the Canyon Ranch resorts and the Hyatt Regency Beaver Creek), in addition to new properties the investment partnership acquires. As of December 31, 2000, the Operating Partnership held a 30% non-voting interest in this management company. The Operating Partnership anticipates reducing this ownership to 10% to comply with recent taxable REIT subsidiary legislation.

         As part of its strategic plan, the Operating Partnership will seek to reduce its investment in the upscale business class Resort/Hotel Properties. However, these Resort/Hotel Properties are not currently being actively marketed for sale.

Dispositions

         On November 3, 2000, the Operating Partnership completed the sale of the Four Seasons Hotel - Houston for a sales price of approximately $105.0 million, $19.7 million of which was used to buy out the Property lease with COPI and the asset management contract, and for other transaction costs. The Operating Partnership also used approximately $56.6 million to redeem Class A Units in Crescent Real Estate Funding IX, L.P. ("Funding IX"), through which the Operating Partnership owned the Property, from GMAC Commercial Mortgage Corporation ("GMACCM"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Sale of Preferred Equity Interest in Subsidiary" for a description of the ownership structure of Funding IX.

                         RESIDENTIAL DEVELOPMENT SEGMENT

OWNERSHIP STRUCTURE

         The Operating Partnership owns economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 18 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

COMPETITION

         The Operating Partnership's Residential Development Properties compete against a variety of other housing alternatives in each of their respective areas. These alternatives include other planned developments, pre-existing single-family homes, condominiums, townhouses and non-owner occupied housing, such as luxury apartments. Management believes that the Properties owned by The Woodlands Land Company, Inc., Crescent Development Management Corp. ("CDMC") and Desert Mountain Development Corporation, representing the Operating Partnership's most significant investments in Residential Development Properties, contain certain features that provide competitive advantages to these developments. The Woodlands, which is an approximately 27,000-acre, master-planned residential and commercial community north of Houston, Texas, is unique among developments in the Houston area, because it functions as a self-contained community. Amenities contained in the development, which are not contained within other local developments, include a shopping mall, retail centers, office buildings, a hospital, a community college, places of worship, a conference center, 60 parks, 81 holes of golf, two man-made lakes and a performing arts pavilion. The Woodlands could be adversely affected by downturns in the Houston economy. CDMC invests primarily in resort residential real estate in Colorado and California, and residential real estate in downtown Denver, Colorado. Management believes CDMC does not have any direct competitors because the projects and project locations are unique, and the land is limited in most of these locations. Desert Mountain, a luxury residential and recreational community in Scottsdale, Arizona, which also offers five 18-hole golf courses and tennis courts, does not have any significant direct competitors due in part to the types of amenities that it offers. Substantially all of the remaining residential lots for the four developments that traditionally have competed with Desert Mountain were sold during 1997. As a result, these developments have become resale communities that no longer compete with Desert Mountain in any significant respect.

RECENT DEVELOPMENTS

         On September 22, 2000, CDMC closed a joint venture arrangement with Booth Creek Ski Holdings, Inc., owner of the Northstar-at-Tahoe resort, a premier, up-scale ski resort located in North Lake Tahoe, California. The development is expected to span ten years and to include an enhanced core village with new restaurants and retail shops, hotels and spas, and an extensive residential product mix of over 2,000 condominium and townhome units. As of December 31, 2000, the Operating Partnership had made capital contributions to CDMC of $31.7 million with a total expected investment by the Operating Partnership of approximately $75.0 million over the life of the project. CDMC expects pre-sales to commence in the second quarter of 2002.

                    TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2000, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 438.9 million cubic feet (17.6 million square feet) of warehouse space.

         Effective March 12, 1999, the Operating Partnership, Vornado Realty Trust, COPI, the Temperature-Controlled Logistics Partnerships and the Temperature-Controlled Logistics Corporations (including all affiliated entities that owned any portion of the business operations of the Temperature-Controlled Logistics Properties at that time) sold all of the non-real estate assets, encompassing the business operations, for approximately $48.7 million to a newly formed partnership ("AmeriCold Logistics") owned 60% by Vornado Operating L.P. and 40% by a newly formed subsidiary of COPI. The Operating Partnership has no interest in AmeriCold Logistics.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases.

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

         Each distribution facility generally services the surrounding regional market. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature-controlled logistics expertise and access to both the frozen food warehouses and distribution channels enable the customers of AmeriCold Logistics to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

         AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers include:

                                                 PERCENTAGE OF
                                                  2000 REVENUE
                                                 -------------
H.J. Heinz & Co.................................      18%
Con-Agra, Inc...................................       8
Sara Lee Corp...................................       6
Tyson Foods, Inc................................       5
McCain Foods, Inc...............................       4
General Mills...................................       4
Pro-Fac Cooperative, Inc........................       4
J.R. Somplot....................................       3
Flowers Industries, Inc.........................       1
Norpac Foods, Inc...............................       1
Other...........................................      46
                                                    ----
TOTAL...........................................     100%
                                                    ====

COMPETITION

         AmeriCold Logistics is the largest operator of public refrigerated warehouse space in the country. AmeriCold Logistics operated an aggregate of approximately 30% of total public refrigerated warehouse space as of December 31, 2000. No other person or entity operated more than 8% of total public refrigerated warehouse space as of December 31, 2000. As a result, AmeriCold Logistics does not have any competitors of comparable size. AmeriCold Logistics operates in an environment in which competition is national, regional and local in nature and in which the range of service, temperature-controlled logistics facilities, customer mix, service performance and price are the principal competitive factors.

RECENT DEVELOPMENTS

         During 2000, the Temperature-Controlled Logistics Corporation (i) completed an 8.9 million cubic foot (496,000 square foot) warehouse expansion in Carthage, Missouri, and a 1.5 million cubic foot (43,400 square foot) warehouse expansion in Tarboro, North Carolina, (ii) constructed a 5.5 million cubic foot (163,000 square foot) warehouse in Massillon, Ohio and (iii) purchased a 1.9 million cubic foot (55,900 square foot) warehouse in Ontario, California, previously subject to a capital lease. The total cost of these projects was $42.7 million, of which the remaining balance of $21.8 million, was expended in 2000. The Operating Partnership's portion of the total cost is approximately $17.0 million, and the Operating Partnership's portion of the amount expended through December 31, 2000 is approximately $8.7 million. In addition, the Temperature-Controlled Logistics Corporation is constructing a 5.1 million cubic foot (125,000 square foot) warehouse at its Atlanta, Georgia complex and has entered into an agreement to acquire the original 3.4 million cubic foot (104,000 square foot) warehouse in Tarboro, North Carolina, which is subject to a capital lease. These transactions are expected to be completed in the first half of 2001 at a total cost of $25.2 million, of which $3.9 million has been expended through December 31, 2000. The Operating Partnership's portion of the total cost is approximately $10.0 million, and the Operating Partnership's portion of the amount expended through December 31, 2000 is approximately $1.6 million.

         Each of the leases of the Temperature-Controlled Logistics Properties has an initial term of 15 years, subject to two, five-year renewal options and provides for the payment of base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. AmeriCold Logistics is also required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5.0 million annually. In addition, the leases permit AmeriCold Logistics to defer a portion of the rent for the Temperature-Controlled Logistics Properties for up to three years beginning on March 12, 1999, to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

         The leases between the Temperature-Controlled Logistics Corporation and AmeriCold Logistics provide for total lease payments (including the effect of straight-lining rents), of $164.5 million and $133.1 million for the year ended December 31, 2000 and the period from March 12, 1999 to December 31, 1999, of which AmeriCold Logistics deferred $19.0 million and $5.4 million, for the respective periods. As of December 31, 2000, the following table shows the deferred rent and valuation allowance and the Operating Partnership's share of each.

                                       DEFERRED RENT       VALUATION ALLOWANCE
                                    --------------------  ---------------------
                                             OPERATING              OPERATING
(IN MILLIONS)                              PARTNERSHIP'S          PARTNERSHIP'S
                                    TOTAL     PORTION     TOTAL     PORTION
                                    -----  -------------  -----   -------------
For the year ended December 31,
2000                                $19.0      $ 7.5      $16.3      $ 6.5
1999                                  5.4        2.1         --         --
                                    -----      -----      -----      -----

Balance at December 31, 2000        $24.4      $ 9.6      $16.3      $ 6.5
                                    =====      =====      =====      =====

         On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid from March 11, 2002 to December 31, 2003.

                                OTHER PROPERTIES

         The Operating Partnership reports its segments under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." As of December 31, 2000, the Operating Partnership owned 28 Behavioral Healthcare Properties in 12 states, which were previously considered a separate reportable segment. At December 31, 2000, the Operating Partnership's investment in the Behavioral Healthcare Properties represented approximately 1% of its total assets and approximately 2% of its consolidated rental revenues. Therefore, the Behavioral Healthcare Properties will no longer be considered a separate segment.

         Charter Behavioral Health Systems, LLC ("CBHS") was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and was owned 10% by a subsidiary of Magellan Health Services, Inc. and, until December 2000, 90% by COPI and an affiliate of COPI. In December 2000, that 90% interest was transferred to The Rockwood Financial Group, Inc., which is wholly-owned by an executive officer of COPI. As of December 31, 1999, the Operating Partnership owned 88 Behavioral Healthcare Properties. All of the Behavioral Healthcare Properties were leased by the Operating Partnership to CBHS under a master lease. On February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. In connection with the CBHS bankruptcy, the master lease was terminated and CBHS ceased operations at all of the Behavioral Healthcare Properties.

         The Operating Partnership sold 60 Behavioral Healthcare Properties during the year ended December 31, 2000. The sales generated approximately $233.7 million in net proceeds for the year ended December 31, 2000.

         Subsequent to December 31, 2000, the Operating Partnership sold two Behavioral Healthcare Properties for net proceeds of approximately $6.1 million. The Operating Partnership has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 21 Behavioral Healthcare Properties.

ITEM 2. PROPERTIES

         The Operating Partnership considers all of its Properties to be in good condition, well-maintained and suitable and adequate to carry on the Operating Partnership's business.

                                OFFICE PROPERTIES

         As of December 31, 2000, the Operating Partnership owned 78 Office Properties located in 27 metropolitan submarkets in seven states with an aggregate of approximately 28.7 million net rentable square feet. The Operating Partnership's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of December 31, 2000, the Operating Partnership's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 77% of its office portfolio based on total net rentable square feet (40% for Dallas/Fort Worth and 37% for Houston).

         In pursuit of management's objective to dispose of non-strategic and non-core assets, the Operating Partnership sold 11 wholly-owned Office Properties during the year ended December 31, 2000 and was actively marketing for sale or joint venture its interest in three additional Office Properties at December 31, 2000. The Office Properties sold were The Amberton, Concourse Office Park, The Meridian, One Preston Park, Valley Centre, and Walnut Green Office Properties located in Dallas, Texas; the Energy Centre and 1615 Poydras Office Properties located in New Orleans, Louisiana; the AT&T Building located in Denver, Colorado; the Central Park Plaza Office Property located in Omaha, Nebraska and the 160 Spear Office Property located in San Francisco, California. The Office Property being actively marketed for sale was Washington Harbour located in Washington, D.C. The Office Properties being actively marketed for joint venture were Four Westlake Park located in Houston, Texas and Bank One Tower located in Austin, Texas.

OFFICE PROPERTIES TABLES

         The following table shows, as of December 31, 2000, certain information about the Operating Partnership's Office Properties. In the table below "CBD" means central business district. Based on rental revenues from office leases in effect as of December 31, 2000, no single tenant accounted for more than 3% of the Operating Partnership's total Office segment rental revenues for 2000.

                                                                                                           WEIGHTED
                                                                                                           AVERAGE
                                                                                       NET               FULL-SERVICE
                                                                                     RENTABLE            RENTAL RATE
                                          NO. OF                           YEAR        AREA     PERCENT   PER LEASED
         STATE, CITY, PROPERTY          PROPERTIES       SUBMARKET       COMPLETED  (SQ. FT.)   LEASED    SQ. FT.(1)
--------------------------------------  ----------  -------------------  ---------  ----------  -------  ------------

TEXAS
   DALLAS
    Bank One Center(2)                       1      CBD                       1987   1,530,957    84%       $ 22.65
    The Crescent Office Towers               1      Uptown/Turtle Creek       1985   1,204,670    98(3)       30.88
    Fountain Place                           1      CBD                       1986   1,200,266    96          18.96
    Trammell Crow Center(4)                  1      CBD                       1984   1,128,331    84          23.92
    Stemmons Place                           1      Stemmons Freeway          1983     634,381    87          16.62
    Spectrum Center(5)                       1      Far North Dallas          1983     598,250    96          23.50
    Waterside Commons                        1      Las Colinas               1986     458,739   100          20.18
    125 E. John Carpenter Freeway            1      Las Colinas               1982     445,993    89          28.49
    Reverchon Plaza                          1      Uptown/Turtle Creek       1985     374,165    78          21.08
    The Aberdeen                             1      Far North Dallas          1986     320,629   100          18.83
    MacArthur Center I & II                  1      Las Colinas          1982/1986     294,069    93          23.07
    Stanford Corporate Centre                1      Far North Dallas          1985     265,507    75(3)       22.42
    12404 Park Central                       1      LBJ Freeway               1987     239,103   100          21.82
    Palisades Central II                     1      Richardson/Plano          1985     237,731    74(3)       22.08
    3333 Lee Parkway                         1      Uptown/Turtle Creek       1983     233,769    92          22.17
    Liberty Plaza I & II                     1      Far North Dallas     1981/1986     218,813   100          16.00
    The Addison                              1      Far North Dallas          1981     215,016   100          18.79
    Palisades Central I                      1      Richardson/Plano          1980     180,503    97          19.83
    Greenway II                              1      Richardson/Plano          1985     154,329    99(3)       23.08
    Greenway I & IA                          2      Richardson/Plano          1983     146,704   100          23.69
    Addison Tower                            1      Far North Dallas          1987     145,886    98          19.57
    5050 Quorum                              1      Far North Dallas          1981     133,594    86(3)       18.20
    Cedar Springs Plaza                      1      Uptown/Turtle Creek       1982     110,923    93(3)       19.53
                                           ---                                      ----------   ---        -------
     Subtotal/Weighted Average              24                                      10,472,328    91%       $ 22.56
                                           ---                                      ----------   ---        -------

   FORT WORTH
    Carter Burgess Plaza                     1      CBD                       1982     954,895    92%(3)    $ 15.43
                                           ---                                      ----------   ---        -------

   HOUSTON
    Greenway Plaza Office Portfolio         10      Richmond-Buffalo     1969-1982   4,285,906    92%       $ 18.52
                                                    Speedway
    Houston Center                           3      CBD                  1974-1983   2,764,418    96          18.87
    Post Oak Central                         3      West Loop/Galleria   1974-1981   1,277,516    92          18.68
    The Woodlands Office Properties(6)      12      The Woodlands        1980-1996     811,067    97          16.17
    Four Westlake Park                       1      Katy Freeway              1992     561,065   100          19.55
    Three Westlake Park                      1      Katy Freeway              1983     414,206    77          20.61
    1800 West Loop South                     1      West Loop/Galleria        1982     399,777    74          18.61
                                           ---                                      ----------   ---        -------
     Subtotal/Weighted Average              31                                      10,513,955    93%       $ 18.57
                                           ---                                      ----------   ---        -------

                                                                                                                WEIGHTED
                                                                                                                AVERAGE
                                                                                            NET               FULL-SERVICE
                                                                                          RENTABLE            RENTAL RATE
                                          NO. OF                                YEAR        AREA     PERCENT   PER LEASED
         STATE, CITY, PROPERTY          PROPERTIES        SUBMARKET           COMPLETED  (SQ. FT.)   LEASED    SQ. FT.(1)
--------------------------------------  ----------  ------------------------  ---------  ----------  -------  ------------

   AUSTIN
    Frost Bank Plaza                         1      CBD                            1984     433,024    99%      $ 23.96
    301 Congress Avenue(7)                   1      CBD                            1986     418,338    91         25.65
    Bank One Tower                           1      CBD                            1974     389,503    95(3)      20.89
    Austin Centre                            1      CBD                            1986     343,664    90         26.58
    The Avallon                              1      Northwest                 1993/1997     232,301   100         23.21
    Barton Oaks Plaza One                    1      Southwest                      1986      99,895   100         23.11
                                           ---                                           ----------   ---       -------
     Subtotal/Weighted Average               6                                            1,916,725    95%      $ 23.96
                                           ---                                           ----------   ---       -------

COLORADO
   DENVER
    MCI Tower                                1      CBD                            1982     550,807    99%      $ 18.99
    Ptarmigan Place                          1      Cherry Creek                   1984     418,630   100         19.31
    Regency Plaza One                        1      Denver Technology Center       1985     309,862   100         24.12
    55 Madison                               1      Cherry Creek                   1982     137,176    97         19.69
    The Citadel                              1      Cherry Creek                   1987     130,652    96         22.98
    44 Cook                                  1      Cherry Creek                   1984     124,174    97         20.08
                                           ---                                           ----------   ---       -------
     Subtotal/Weighted Average               6                                            1,671,301    99%      $ 20.49
                                           ---                                           ----------   ---       -------

   COLORADO SPRINGS
    Briargate Office and
     Research Center                         1      Colorado Springs               1988     252,857   100%      $ 18.76
                                           ---                                           ----------   ---       -------

FLORIDA
   MIAMI
    Miami Center                             1      CBD                            1983     782,686    89%(3)   $ 25.35
    Datran Center                            2      South Dade/Kendall        1986/1988     472,236    95(3)      22.88
                                           ---                                           ----------   ---       -------
     Subtotal/Weighted Average               3                                            1,254,922    91%      $ 24.39
                                           ---                                           ----------   ---       -------

ARIZONA
   PHOENIX
    Two Renaissance Square                   1      Downtown/CBD                   1990     476,373    79%(3)   $ 24.36
    6225 North 24th Street                   1      Camelback Corridor             1981      86,451   100         23.86
                                           ---                                           ----------   ---       -------
     Subtotal/Weighted Average               2                                              562,824    82%      $ 24.26
                                           ---                                           ----------   ---       -------

WASHINGTON, D.C.
   WASHINGTON, D.C.
    Washington Harbour                       2      Georgetown                     1986     536,206   100%      $ 39.80
                                           ---                                           ----------   ---       -------

NEW MEXICO
   ALBUQUERQUE
    Albuquerque Plaza                        1      CBD                            1990     366,236    89%      $ 19.11
                                           ---                                           ----------   ---       -------

CALIFORNIA
   SAN DIEGO
    Chancellor Park(8)                       1      University Town Center         1988     195,733    95%      $ 24.74
                                           ---                                           ----------   ---       -------

     TOTAL/WEIGHTED AVERAGE                 78                                           28,697,982    92%(3)   $ 21.22(9)
                                           ===                                           ==========   ===       =======

----------

(1) Calculated based on base rent payable as of December 31, 2000, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

(2) The Operating Partnership has a 49.5% limited partner interest and a 0.5% general partner interest in the partnership that owns Bank One Center.

(3) Leases have been executed at certain Office Properties but had not commenced as of December 31, 2000. If such leases had commenced as of December 31, 2000, the percent leased for all Office Properties would have been 94%. The total percent leased for these Properties would have been as follows: The Crescent Office Towers - 100%; Stanford Corporate Centre - 87%; Palisades Central II - 100%; Greenway II - 100%; 5050 Quorum - 94%; Cedar Springs Plaza - 97%; Carter Burgess Plaza - 95%; Bank One Tower - 99%; Miami Center - 98%; Datran Center - 98%; and Two Renaissance Square - 99%.

(4) The Operating Partnership owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.

(5) The Operating Partnership owns the principal economic interest in Spectrum Center through an interest in Spectrum Mortgage Associates, L.P. which owns both the mortgage notes secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.

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

(9) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of December 31, 2000, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $21.55.

    The following table provides information, as of December 31, 2000, for the Operating Partnership's Office Properties by state, city and submarket.

                                                                                   PERCENT
                                                                 PERCENT OF       LEASED AT           OFFICE
                                                     TOTAL          TOTAL         OPERATING          SUBMARKET
                                                   OPERATING      OPERATING      PARTNERSHIP          PERCENT
                                   NUMBER OF      PARTNERSHIP    PARTNERSHIP       OFFICE             LEASED/
    STATE, CITY, SUBMARKET         PROPERTIES        NRA(1)         NRA(1)       PROPERTIES         OCCUPIED(2)
------------------------------     ----------     -----------    -----------     -----------        ----------
Class A Office Properties
TEXAS
 DALLAS
   CBD                                      3      3,859,554             13%             88%                84%
   Uptown/Turtle Creek                      4      1,923,527              7              93(6)              89
   Far North Dallas                         7      1,897,695              7              94(6)              83
   Las Colinas                              3      1,198,801              4              94                 87
   Richardson/Plano                         5        719,267              3              91(6)              96
   Stemmons Freeway                         1        634,381              2              87                 90
   LBJ Freeway                              1        239,103              1             100                 82
                                   ----------     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average             24     10,472,328             37%             91%                86%
                                   ----------     ----------     ----------      ----------         ----------

 FORT WORTH
   CBD                                      1        954,895              3%             92%(6)             96%
                                   ----------     ----------     ----------      ----------         ----------

 HOUSTON
   CBD                                      3      2,764,418             10%             96%                97%
   Richmond-Buffalo Speedway                6      2,734,659             10              94                 92
   West Loop/Galleria                       4      1,677,293              6              88                 85
   Katy Freeway                             2        975,271              3              90                 84
   The Woodlands                            7        487,320              1              96                 96
                                   ----------     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average             22      8,638,961             30%             93%                91%
                                   ----------     ----------     ----------      ----------         ----------

AUSTIN
   CBD                                      4      1,584,529              6%             94%(6)             99%
   Northwest                                1        232,301              1             100                 99
   Southwest                                1         99,895              0             100                 97
                                   ----------     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average              6      1,916,725              7%             95%                99%
                                   ----------     ----------     ----------      ----------         ----------

COLORADO
 DENVER
   Cherry Creek                             4        810,632              3%             98%                97%
   CBD                                      1        550,807              2              99                 94
   Denver Technology Center                 1        309,862              1             100                 90
                                   ----------     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average              6      1,671,301              6%             99%                93%
                                   ----------     ----------     ----------      ----------         ----------

 COLORADO SPRINGS
   Colorado Springs                         1        252,857              1%            100%                96%
                                   ----------     ----------     ----------      ----------         ----------

FLORIDA
 MIAMI
   CBD                                      1        782,686              3%             89%(6)             95%
   South Dade/Kendall                       2        472,236              1              95(6)              95
                                   ----------     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average              3      1,254,922              4%             91%                95%
                                   ----------     ----------     ----------      ----------         ----------

ARIZONA
 PHOENIX
   Downtown/CBD                             1        476,373              1%             79%(6)             90%
   Camelback Corridor                       1         86,451              0             100                 94
                                   ----------     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average              2        562,824              1%             82%                93%
                                   ----------     ----------     ----------      ----------         ----------

WASHINGTON D.C
 WASHINGTON D.C
   Georgetown                               2        536,206              2%            100%               100%
                                   ----------     ----------     ----------      ----------         ----------

NEW MEXICO
 ALBUQUERQUE
   CBD                                      1        366,236              1%             89%                88%
                                   ----------     ----------     ----------      ----------         ----------

                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                                                 OPERATING
                                                    WEIGHTED       OPERATING    PARTNERSHIP
                                    OPERATING        AVERAGE       PARTNERSHIP      FULL-
                                   PARTNERSHIP       QUOTED         QUOTED        SERVICE
                                    SHARE OF         MARKET         RENTAL        RENTAL
                                     OFFICE        RENTAL RATE     RATE PER      RATE PER
                                    SUBMARKET      PER SQUARE       SQUARE        SQUARE
    STATE, CITY, SUBMARKET          NRA(1)(2)      FOOT(2)(3)       FOOT(4)       FOOT(5)
------------------------------     ----------      -----------     -----------   -----------
Class A Office Properties
TEXAS
 DALLAS
   CBD                                     21%     $    22.25     $    25.32     $    21.75
   Uptown/Turtle Creek                     33           28.20          31.18          27.60
   Far North Dallas                        17           24.84          24.62          20.39
   Las Colinas                             10           24.69          25.91          23.80
   Richardson/Plano                        14           23.81          25.65          22.08
   Stemmons Freeway                        26           24.90          19.10          16.62
   LBJ Freeway                              3           23.96          25.50          21.82
                                   ----------      ----------     ----------     ----------
     Subtotal/Weighted Average             16%     $    24.40     $    25.99     $    22.56
                                   ----------      ----------     ----------     ----------

 FORT WORTH
   CBD                                     27%     $    22.34     $    22.50     $    15.43
                                   ----------      ----------     ----------     ----------

 HOUSTON
   CBD                                     11%     $    24.56     $    25.51     $    18.87
   Richmond-Buffalo Speedway               56           20.79          21.68          19.58
   West Loop/Galleria                      13           22.47          21.53          18.67
   Katy Freeway                            11           21.73          24.23          19.93
   The Woodlands                          100           17.18          17.18          16.26
                                   ----------      ----------     ----------     ----------
     Subtotal/Weighted Average             16%     $    22.23     $    22.91     $    19.02
                                   ----------      ----------     ----------     ----------

AUSTIN
   CBD                                     49%     $    33.45     $    35.48     $    24.14
   Northwest                               10           29.56          32.91          23.21
   Southwest                                4           30.21          32.92          23.11
                                   ----------      ----------     ----------     ----------
     Subtotal/Weighted Average             23%     $    32.81     $    35.04     $    23.96
                                   ----------      ----------     ----------     ----------

COLORADO
 DENVER
   Cherry Creek                            45%     $    25.52     $    23.14     $    20.06
   CBD                                      5           29.12          28.00          18.99
   Denver Technology Center                 6           24.33          28.00          24.12
                                   ----------      ----------     ----------     ----------
     Subtotal/Weighted Average              9%     $    26.49     $    25.64     $    20.49
                                   ----------      ----------     ----------     ----------

 COLORADO SPRINGS
   Colorado Springs                         5%     $    20.77     $    19.97     $    18.76
                                   ----------      ----------     ----------     ----------

FLORIDA
 MIAMI
   CBD                                     23%     $    30.27     $    29.20     $    25.35
   South Dade/Kendall                     100           23.96          23.96          22.88
                                   ----------      ----------     ----------     ----------
     Subtotal/Weighted Average             33%     $    27.90     $    27.23     $    24.39
                                   ----------      ----------     ----------     ----------

ARIZONA
 PHOENIX
   Downtown/CBD                            21%     $    24.86     $    23.00     $    24.36
   Camelback Corridor                       2           27.21          24.00          23.86
                                   ----------      ----------     ----------     ----------
     Subtotal/Weighted Average              9%     $    25.22     $    23.15     $    24.26
                                   ----------      ----------     ----------     ----------

WASHINGTON D.C
 WASHINGTON D.C
   Georgetown                             100%     $    41.00     $    41.00     $    39.80
                                   ----------      ----------     ----------     ----------

NEW MEXICO
 ALBUQUERQUE
   CBD                                     64%     $    18.50     $    18.00     $    19.11
                                   ----------      ----------     ----------     ----------

                                                                                   PERCENT
                                                                  PERCENT OF      LEASED AT           OFFICE
                                                     TOTAL          TOTAL         OPERATING          SUBMARKET
                                                   OPERATING      OPERATING      PARTNERSHIP          PERCENT
                                   NUMBER OF      PARTNERSHIP    PARTNERSHIP       OFFICE             LEASED/
    STATE, CITY, SUBMARKET         PROPERTIES        NRA(1)         NRA(1)       PROPERTIES         OCCUPIED(2)
------------------------------     ----------     -----------    -----------     -----------        -----------
CALIFORNIA
 SAN DIEGO
   University Town Center                   1        195,733              1%             95%                96%
                                   ----------     ----------     ----------      ----------         ----------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                             69     26,822,988             93%             93%                90%
                                   ==========     ==========     ==========      ==========         ==========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway                4      1,551,247              6%             89%                95%
   The Woodlands                            5        323,747              1              99                 99
                                   ----------     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average              9      1,874,994              7%             90%                95%
                                   ----------     ----------     ----------      ----------         ----------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                              9      1,874,994              7%             90%                95%
                                   ==========     ==========     ==========      ==========         ==========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE              78     28,697,982            100%             92%(6)             90%
                                   ==========     ==========     ==========      ==========         ==========

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                                                  OPERATING
                                                    WEIGHTED       OPERATING     PARTNERSHIP
                                    OPERATING        AVERAGE      PARTNERSHIP       FULL-
                                   PARTNERSHIP       QUOTED         QUOTED         SERVICE
                                    SHARE OF         MARKET         RENTAL         RENTAL
                                     OFFICE        RENTAL RATE     RATE PER       RATE PER
                                    SUBMARKET      PER SQUARE       SQUARE         SQUARE
    STATE, CITY, SUBMARKET          NRA(1)(2)      FOOT(2)(3)       FOOT(4)        FOOT(5)
-------------------------------    -----------     -----------    -----------    -----------
CALIFORNIA
 SAN DIEGO
   University Town Center                   6%     $    34.80     $    33.00     $    24.74
                                   ----------      ----------     ----------     ----------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                             16%     $    24.83     $    25.68     $    21.55
                                   ==========      ==========     ==========     ==========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway               46%     $    19.50     $    19.75     $    16.50
   The Woodlands                          100           16.11          16.11          16.05
                                   ----------      ----------     ----------     ----------
     Subtotal/Weighted Average             51%     $    18.91     $    19.12     $    16.42
                                   ----------      ----------     ----------     ----------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                             51%     $    18.91     $    19.12     $    16.42
                                   ==========      ==========     ==========     ==========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE              17%     $    24.44     $    25.25     $    21.22(7)
                                   ==========      ==========     ==========     ==========

----------

(1) NRA means net rentable area in square feet.

(2) Market information is for Class A office space under the caption "Class A Office Properties" and for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CB Richard Ellis (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and Denver Technology Center submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD, Transwestern Commercial Services and Grubb & Ellis (for the Washington D.C. Georgetown submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and Burnham Real Estate Services (for the San Diego University Town Center submarket).

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

(6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of December 31, 2000. If such leases had commenced as of December 31, 2000, the percent leased for all Office Properties in the Operating Partnership's submarkets would have been 94%. The total percent leased for these Class A Operating Partnership submarkets would have been as follows: Dallas Uptown/Turtle Creek - 95%; Far North Dallas - 96%; Richardson/Plano - 100%; Fort Worth CBD - 95%; Austin CBD - 95%; Miami CBD - 98%; Miami South Dade/Kendall - 98%; and Phoenix Downtown/CBD - 99%.

(7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $21.55.

         The following table shows, as of December 31, 2000, the principal business conducted by the tenants at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the tenants.

                                    Percent of
     Industry Sector              Leased Sq. Ft.
-------------------------         --------------

Professional Services (1)                26%
Energy(2)                                21
Financial Services (3)                   19
Telecommunications                        8
Technology                                7
Manufacturing                             3
Food Service                              3
Government                                3
Retail                                    2
Medical                                   2
Other (4)                                 6
                                    -------
TOTAL LEASED                            100%
                                    =======

----------

(1) Includes legal, accounting, engineering, architectural and advertising services.

(2) Includes oil and gas and utility companies.

(3) Includes banking, title and insurance and investment services.

(4) Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of December 31, 2000 for the Operating Partnership's total Office Properties and for Dallas and Houston, Texas, individually, for each of the 10 years beginning with 2001, assuming that none of the tenants exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES

                                                                                                PERCENTAGE
                                            NET RENTABLE     PERCENTAGE OF                       TOTAL OF    ANNUAL FULL-
                                                AREA          LEASED NET         ANNUAL        ANNUAL FULL-  SERVICE RENT
                         NUMBER OF          REPRESENTED      RENTABLE AREA    FULL-SERVICE     SERVICE RENT   PER SQUARE
                       TENANTS WITH         BY EXPIRING       REPRESENTED      RENT UNDER      REPRESENTED    FOOT OF NET
   YEAR OF LEASE         EXPIRING              LEASES         BY EXPIRING       EXPIRING       BY EXPIRING   RENTABLE AREA
    EXPIRATION            LEASES           (SQUARE FEET)        LEASES         LEASES (1)         LEASES      EXPIRING (1)
------------------     -------------       -------------     -------------    ------------     ------------  -------------
2001                             497           3,759,545(2)        14.3%      $ 73,538,952           12.4%     $ 19.56
2002                             348           3,502,008           13.3         77,634,850           13.1        22.17
2003                             344           3,076,226           11.7         64,171,185           10.8        20.86
2004                             262           4,045,248           15.4         90,198,995           15.2        22.30
2005                             259           3,540,614           13.5         82,633,765           13.9        23.34
2006                              55           1,403,362            5.3         33,445,051            5.6        23.83
2007                              61           1,800,648            6.9         41,729,698            7.0        23.17
2008                              22             939,434            3.6         24,489,614            4.1        26.07
2009                              22             665,408            2.5         18,089,979            3.1        27.19
2010                              33           1,514,922            5.8         40,044,726            6.8        26.43
2011 and thereafter               21           2,024,198            7.7         46,548,250            8.0        23.00
                        ------------        ------------          -----       ------------        -------      -------
                               1,924          26,271,613(3)       100.0%      $592,525,065          100.0%     $ 22.55
                        ============        ============          =====       ============        =======      =======

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of December 31, 2000, leases have been signed for approximately 2,093,446 net rentable square feet (including renewed leases and leases of previously unleased space) commencing in 2001.

(3) Reconciliation to the Operating Partnership's total Office Property net rentable area is as follows:

                                                SQUARE         PERCENTAGE
                                                 FEET           OF TOTAL
                                             ------------      ----------

Square footage occupied by tenants             26,271,613            91.5%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments                 257,198             0.9
Square footage vacant                           2,169,171             7.6
                                             ------------      ----------
Total net rentable square footage              28,697,982           100.0%
                                             ============      ==========

DALLAS OFFICE PROPERTIES

                                                                                                 PERCENTAGE
                                          NET RENTABLE       PERCENTAGE OF                         TOTAL OF        ANNUAL FULL-
                                             AREA             LEASED NET          ANNUAL         ANNUAL FULL-      SERVICE RENT
                         NUMBER OF        REPRESENTED        RENTABLE AREA     FULL-SERVICE      SERVICE RENT       PER SQUARE
                        TENANTS WITH      BY EXPIRING         REPRESENTED       RENT UNDER       REPRESENTED        FOOT OF NET
   YEAR OF LEASE          EXPIRING          LEASES            BY EXPIRING        EXPIRING        BY EXPIRING       RENTABLE AREA
    EXPIRATION             LEASES        (SQUARE FEET)          LEASES          LEASES (1)          LEASES          EXPIRING (1)
-------------------     ------------     ------------        -------------     ------------      ------------      -------------
2001                             124          969,809(2)             10.2%     $ 20,509,791               9.2%     $      21.15
2002                              86        1,046,392                11.0        25,842,675              11.5             24.70
2003                              98        1,157,800                12.2        24,958,483              11.1             21.56
2004                              78        1,074,101                11.3        27,277,234              12.2             25.40
2005                              91        1,759,765                18.6        39,026,796              17.4             22.18
2006                              21          413,559                 4.4        10,969,901               4.9             26.53
2007                              20          934,092                 9.9        22,403,630              10.0             23.98
2008                               9          571,209                 6.0        14,481,975               6.5             25.35
2009                               7          376,473                 4.0         9,442,421               4.2             25.08
2010                              14          790,565                 8.3        22,332,694              10.0             28.25
2011 and thereafter                3          378,779                 4.1         6,628,681               3.0             17.50
                        ------------     ------------        ------------      ------------      ------------      ------------
                                 551        9,472,544               100.0%     $223,874,281             100.0%     $      23.63
                        ============     ============        ============      ============      ============      ============

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of December 31, 2000, leases have been signed for approximately 680,544 net rentable square feet (including renewed leases and leases of previously unleased space) commencing in 2001.

HOUSTON OFFICE PROPERTIES

                                                                                                 PERCENTAGE
                                          NET RENTABLE       PERCENTAGE OF                         TOTAL OF        ANNUAL FULL-
                                             AREA             LEASED NET          ANNUAL         ANNUAL FULL-      SERVICE RENT
                         NUMBER OF        REPRESENTED        RENTABLE AREA     FULL-SERVICE      SERVICE RENT       PER SQUARE
                        TENANTS WITH      BY EXPIRING         REPRESENTED       RENT UNDER       REPRESENTED        FOOT OF NET
   YEAR OF LEASE          EXPIRING          LEASES            BY EXPIRING        EXPIRING        BY EXPIRING       RENTABLE AREA
    EXPIRATION             LEASES        (SQUARE FEET)          LEASES          LEASES (1)          LEASES          EXPIRING (1)
-------------------     ------------     ------------        -------------     ------------      ------------      -------------
2001                             192      1,821,298(2)               18.8%     $ 31,349,207             15.9%         $ 17.21
2002                             151      1,319,004                  13.6        25,122,648             12.8            19.05
2003                             127      1,001,439                  10.3        18,673,199              9.5            18.65
2004                             101      1,899,126                  19.6        36,945,434             18.8            19.45
2005                              75        619,694                   6.4        13,195,212              6.7            21.29
2006                              16        670,494                   6.9        14,492,453              7.4            21.61
2007                              16        642,364                   6.6        13,602,908              6.9            21.18
2008                               5        197,310                   2.0         3,673,417              1.9            18.62
2009                               4         55,809                   0.6         1,370,185              0.7            24.55
2010                               7        546,513                   5.6        12,344,684              6.3            22.59
2011 and thereafter                7        927,801                   9.6        25,950,339             13.1            27.97
                        ------------     ----------          ------------      ------------       ----------          -------
                                 701      9,700,852                 100.0%     $196,719,686            100.0%         $ 20.28
                        ============     ==========          ============      ============       ==========          =======

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of December 31, 2000, leases have been signed for approximately 912,339 net rentable square feet (including renewed leases and leases of previously unleased space) commencing in 2001.

                             RESORT/HOTEL PROPERTIES

RESORT/HOTEL PROPERTIES TABLE

         The following table shows certain information for the years ended December 31, 2000 and 1999, with respect to the Operating Partnership's Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination fitness resorts and spas that measure their performance based on available guest nights.

                                                             YEAR
                                                           COMPLETED/
RESORT/HOTEL PROPERTY(1)                   LOCATION        RENOVATED      ROOMS
------------------------                ---------------  --------------   -----

UPSCALE BUSINESS CLASS HOTELS:
  Denver Marriott City Center           Denver, CO         1982/1994        613
  Hyatt Regency Albuquerque             Albuquerque, NM       1990          395
  Omni Austin Hotel                     Austin, TX            1986          372
  Renaissance Houston Hotel(2)          Houston, TX        1975/2000        389
                                                                         ------
       TOTAL/WEIGHTED AVERAGE(3)                                          1,769
                                                                         ======

LUXURY RESORTS AND SPAS:
  Hyatt Regency Beaver Creek(4)         Avon, CO              1989          276
  Sonoma Mission Inn & Spa(5)           Sonoma, CA       1927/1987/1997     228
  Ventana Inn & Spa                     Big Sur, CA      1975/1982/1988      62
                                                                         ------
       TOTAL/WEIGHTED AVERAGE                                               566
                                                                         ======

                                                                         GUEST
                                                                         NIGHTS
                                                                         ------
DESTINATION FITNESS RESORTS AND SPAS:

     Canyon Ranch-Tucson                Tucson, AZ            1980          250(6)
     Canyon Ranch-Lenox                 Lenox, MA             1989          212(6)
                                                                         ------
       TOTAL/WEIGHTED AVERAGE                                               462
                                                                         ======

          GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES


                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------------------
                                                                                                                    REVENUE
                                                                        AVERAGE               AVERAGE                 PER
                                                                       OCCUPANCY               DAILY               AVAILABLE
                                                                         RATE                  RATE                ROOM/GUEST
                                                                   -----------------     ----------------       ----------------
RESORT/HOTEL PROPERTY(1)                                            2000       1999       2000      1999         2000      1999
------------------------                                           ------     ------     ------    ------       ------    ------

UPSCALE BUSINESS CLASS HOTELS:
  Denver Marriott City Center                                         84%        80%     $ 120     $ 124        $ 101     $  99
  Hyatt Regency Albuquerque                                           69         66        106       106           73        70
  Omni Austin Hotel                                                   81         76        133       125          108        94
  Renaissance Houston Hotel(2)                                        59         63         95        94           56        59
                                                                   -----      -----      -----     -----        -----     -----
       TOTAL/WEIGHTED AVERAGE(3)                                      75%        72%     $ 116     $ 114        $  86     $  83
                                                                   =====      =====      =====     =====        =====     =====

LUXURY RESORTS AND SPAS:
  Hyatt Regency Beaver Creek(4)                                       69%        72%     $ 254     $ 244        $ 176     $ 175
  Sonoma Mission Inn & Spa(5)                                         75         79        302(5)    225(5)       226(5)    179(5)
  Ventana Inn & Spa                                                   78         78        458       388          358       302
                                                                   -----      -----      -----     -----        -----     -----
       TOTAL/WEIGHTED AVERAGE                                         72%        75%     $ 298     $ 255        $ 216     $ 191
                                                                   =====      =====      =====     =====        =====     =====


DESTINATION FITNESS RESORTS AND SPAS:
     Canyon Ranch-Tucson
     Canyon Ranch-Lenox
                                                                   -----      -----      -----     -----        -----     -----
       TOTAL/WEIGHTED AVERAGE                                         86%(7)     87%(7)  $ 593(8)  $ 543(8)     $ 487(9)  $ 451(9)
                                                                   =====      =====      =====     =====        =====     =====

          GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES    76%        75%     $ 238     $ 223        $ 180     $ 166
                                                                   =====      =====      =====     =====        =====     =====

(1) Because of the Company's status as a REIT for federal income tax purposes, the Operating Partnership does not operate the Resort/Hotel Properties and has leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to COPI pursuant to long term leases. As of December 31, 2000, the Omni Austin Hotel is leased pursuant to a separate long term lease to HCD Austin Corporation.

(2) During the year ended December 31, 2000, the hotel completed an estimated $15.5 million renovation project. The renovation included improvements to all guest rooms, the lobby, and exterior and interior systems.

(3) Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
    2000.

(4) The hotel is undergoing a $6.9 million renovation of all guest rooms. The project is scheduled to be completed by the fourth quarter of 2001.

(5) In January 2000, 20 rooms, which were previously taken out of commission for construction of a 30,000 square foot full-service spa in connection with an approximately $21.0 million expansion of the hotel, were returned to service. The expansion was completed in the second quarter of 2000. The expansion also included 30 additional guest rooms. Rates were discounted during the construction period which resulted in a lower average daily rate and revenue per available room for the year ended December 31, 1999 as compared to December 31, 2000.

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

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table shows certain information as of December 31, 2000, relating to the Residential Development Properties.

                                                                                                              TOTAL
                    RESIDENTIAL                                          RESIDENTIAL        TOTAL           LOTS/UNITS
   RESIDENTIAL      DEVELOPMENT                                          DEVELOPMENT        LOTS/           DEVELOPED
   DEVELOPMENT      PROPERTIES      TYPE OF                             CORPORATION'S       UNITS             SINCE
 CORPORATION (1)      (RDP)          RDP(2)         LOCATION             OWNERSHIP %       PLANNED          INCEPTION
----------------  ---------------   -------     -----------------       -------------     ---------         ----------
Desert Mountain   Desert Mountain     SF        Scottsdale, AZ               93.0%            2,665             2,298
Development                                                                               ---------         ---------
Corporation

The Woodlands     The Woodlands       SF        The Woodlands, TX            42.5%           36,385            24,111
Land Company,                                                                             ---------         ---------
Inc.

Crescent          Bear Paw Lodge      CO        Avon, CO                     60.0%               53(6)             41
Development       Eagle Ranch         SF        Eagle, CO                    60.0%            1,260(6)            255
Management        Main Street
Corp.              Junction           CO        Breckenridge, CO             60.0%               36(6)             36
                  Main Street
                   Station            CO        Breckenridge, CO             60.0%               82(6)             --
                  Riverbend           SF        Charlotte, NC                60.0%              650               117
                  Three Peaks
                   (Eagle's Nest)     SF        Silverthorne, CO             30.0%              391(6)            163
                  Park Place at
                   Riverfront         CO        Denver, CO                   64.0%               71(6)             --
                  Park Tower at
                   Riverfront         CO        Denver, CO                   64.0%               58(6)             --
                  Bridge Lofts
                   at Riverfront      CO        Denver, CO                   64.0%               53(6)             --
                  Cresta            TH/SFH      Edwards, CO                  60.0%               25(6)              6
                  Snow Cloud          CO        Avon, CO                     60.0%               53(6)             --
                                                                                          ---------         ---------
          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                                         2,732               618
                                                                                          ---------         ---------

Mira Vista        Mira Vista          SF        Fort Worth, TX              100.0%              740               740
Development       The Highlands       SF        Breckenridge, CO             12.3%              750               437
Corp
                                                                                          ---------         ---------
          TOTAL MIRA VISTA DEVELOPMENT CORP.                                                  1,490             1,177
                                                                                          ---------         ---------

Houston Area      Falcon Point        SF        Houston, TX                 100.0%              510               273
Development       Falcon Landing      SF        Houston, TX                 100.0%              623               476
Corp.             Spring Lakes        SF        Houston, TX                 100.0%              520               234
                                                                                          ---------         ---------
          TOTAL HOUSTON AREA DEVELOPMENT CORP.                                                1,653               983
                                                                                          ---------         ---------

              TOTAL                                                                          44,925            29,187
                                                                                          =========         =========

                                                                          TOTAL        AVERAGE
                                                                        LOTS/UNITS      CLOSED               RANGE OF
   RESIDENTIAL                                                            CLOSED      SALE PRICE             PROPOSED
   DEVELOPMENT                                                            SINCE        PER LOT/             SALE PRICES
 CORPORATION (1)                                                        INCEPTION     UNIT ($)(3)        PER LOT/UNIT ($)(4)
----------------                                                        ----------    -----------    ----------------------------
Desert Mountain                                                             2,130        496,000        425,000     --  3,000,000(5)
Development                                                             ---------
Corporation

The Woodlands                                                              22,754         53,000         14,400     --    945,000
Land Company,                                                           ---------
Inc.

Crescent                                                                       29      1,005,000        665,000     --  2,025,000
Development                                                                   233         90,000         80,000     --    150,000
Management
Corp.                                                                          21        445,000        300,000     --    580,000

                                                                               --            N/A        215,000     --  1,065,000
                                                                              109         31,000         25,000     --     38,000

                                                                              161        182,000        135,000     --    425,000

                                                                               --            N/A        195,000     --  1,445,000

                                                                               --            N/A        180,000     --  2,100,000

                                                                               --            N/A        180,000     --  2,100,000
                                                                                4      1,730,000      1,900,000     --  2,600,000
                                                                               --            N/A        840,000     --  4,545,000
                                                                        ---------
          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                         557
                                                                        ---------

Mira Vista                                                                    667        100,000         50,000     --    265,000
Development                                                                   423        189,000         55,000     --    625,000
Corp
                                                                        ---------
          TOTAL MIRA VISTA DEVELOPMENT CORP.                                1,090
                                                                        ---------

Houston Area                                                                  229         43,000         28,000     --     56,000
Development                                                                   428         20,000         19,000     --     26,000
Corp.                                                                         215         30,000         24,000     --     44,000
                                                                        ---------
          TOTAL HOUSTON AREA DEVELOPMENT CORP.                                872
                                                                        ---------


              TOTAL                                                        27,403
                                                                        =========

(1) The Operating Partnership has an approximately 95%, 95%, 90%, 94% and 94%, ownership interest in Desert Mountain Development Corporation, The Woodlands Land Company, Inc., Crescent Development Management Corp., Mira Vista Development Corp. and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); and SFH (Single Family Homes).

(3) Based on lots/units closed during the Operating Partnership's ownership period.

(4) Based on existing inventory of developed lots and lots to be developed.

(5) Includes golf membership, which as of December 31, 2000 is $225,000.

(6) As of December 31, 2000, 19 units were under contract at Bear Paw Lodge representing $30.3 million in sales; seven lots were under contract at Eagle Ranch representing $0.9 million in sales; one unit was under contract at Main Street Junction representing $0.4 million in sales; 82 units were under contract at Main Street Station representing $40.9 million in sales; two lots were under contract at Three Peaks representing $0.5 million in sales; 66 units were under contract at Park Place at Riverfront representing $27.0 million in sales; 35 units were under contract at Park Tower at Riverfront representing $24.0 million in sales; 52 units were under contract at the Bridge Lofts at Riverfront representing $20.6 million in sales; eight units were under contract at Cresta representing $13.4 million in sales and 37 units were under contract at Snow Cloud representing $64.7 million in sales.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES TABLE

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of December 31, 2000:

                                  TOTAL CUBIC        TOTAL                                           TOTAL CUBIC        TOTAL
                   NUMBER OF        FOOTAGE       SQUARE FEET                        NUMBER OF         FOOTAGE       SQUARE FEET
    STATE        PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)       STATE         PROPERTIES(1)    (IN MILLIONS)   (IN MILLIONS)
-------------    -------------   -------------   -------------   --------------    -------------    -------------   -------------

Alabama                4             9.4              0.3        Missouri(2)              2              46.8             2.8
Arizona                1             2.9              0.1        Nebraska                 2               4.4             0.2
Arkansas               6            33.1              1.0        New York                 1              11.8             0.4
California             9            28.6              1.1        North Carolina           3              10.0             0.3
Colorado               1             2.8              0.1        Ohio                     1               5.5             0.2
Florida                5             7.5              0.3        Oklahoma                 2               2.1             0.1
Georgia                7            44.5              1.6        Oregon                   6              40.4             1.7
Idaho                  2            18.7              0.8        Pennsylvania             2              27.4             0.9
Illinois               2            11.6              0.4        South Carolina           1               1.6             0.1
Indiana                1             9.1              0.3        South Dakota             1               2.9             0.1
Iowa                   2            12.5              0.5        Tennessee                3              10.6             0.4
Kansas                 2             5.0              0.2        Texas                    2               6.6             0.2
Kentucky               1             2.7              0.1        Utah                     1               8.6             0.4
Maine                  1             1.8              0.2        Virginia                 2               8.7             0.3
Massachusetts          5            10.5              0.5        Washington               6              28.7             1.1
Mississippi            1             4.7              0.2        Wisconsin                3              17.4             0.7
                                                                                       ----             -----            ----

                                                                 TOTAL                   88(3)          438.9(3)         17.6(3)
                                                                                       ====             =====            ====

----------

(1) As of December 31, 2000, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Operating Partnership has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of December 31, 2000, AmeriCold Logistics operated 99 temperature-controlled logistics properties with an aggregate of approximately 518.3 million cubic feet (20.0 million square feet) of warehouse space.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

MARKET INFORMATION AND DISTRIBUTIONS

         There is no established public trading market for the Registrant's limited partner interests, including the associated units for limited partners other than the Company and CREE, Ltd. ("Units"). The following table sets forth the cash distributions paid per Unit during each quarter of fiscal years 1999 and 2000. Comparable cash distributions are expected in the future. As of March 26, 2001, there were 47 record holders of Units.

     Quarter Ended:                     2000 Distributions             1999 Distributions
     March 31                           $1.10                          $1.10
     June 30                            $1.10                          $1.10
     September 30                       $1.10                          $1.10
     December 31                        $1.10                          $1.10

ISSUANCES OF UNREGISTERED SECURITIES

         On March 1, 2000, the Operating Partnership issued 63,433 units to Peter H. Roberts as additional consideration payable under the agreement pursuant to which the Company acquired Sonoma Mission Inn & Spa in 1996 and in connection with a waiver of certain rights by Mr. Roberts under such agreement. Each unit is exchangeable for two common shares or, at the option of the Company, an equivalent amount of cash. The issuance of the units was exempt from registration as a private placement under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6. SELECTED FINANCIAL DATA

         The following table includes certain financial information for the Operating Partnership on a consolidated historical basis. You should read this section in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED HISTORICAL FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                                   YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------------
                                                             2000           1999           1998           1997            1996
                                                         ------------   ------------   ------------   ------------   ------------
Operating Data:
    Total revenue......................................  $    739,697   $    746,279   $    698,343   $    447,373   $    208,861
    Operating income (loss)............................       119,701        (54,954)       143,893        111,281         44,101
    Income before minority
     interests and extraordinary
     item..............................................       324,344         13,343        183,210        135,024         47,951
    Basic earnings per unit of partnership interest:
    Income (loss) before extraordinary
     item..............................................  $       4.24   $      (0.09)  $       2.52   $       2.50   $       1.44
    Net income (loss)..................................          4.18          (0.09)          2.52           2.50           1.44
    Diluted earnings per unit of partnership interest:
    Income (loss) before extraordinary
     item..............................................  $       4.21   $      (0.09)  $       2.42   $       2.41   $       1.40
    Net income (loss)..................................          4.15          (0.09)          2.42           2.41           1.35
BALANCE SHEET DATA
    (AT PERIOD END):
    Total assets.......................................  $  4,816,450   $  4,951,420   $  5,045,949   $  4,182,875   $  1,733,540
    Total debt.........................................     2,271,895      2,598,929      2,318,156      1,710,124        667,808
    Total partner's capital............................     2,116,594      2,156,863      2,551,624      2,317,353        988,005
OTHER DATA:
    Funds from Operations - new definition(1)..........  $    348,189   $    340,777   $    341,713   $    214,396   $     87,616
    Cash distribution declared per
    unit of partnership interest.......................  $       4.40   $       4.40   $       3.72   $       2.74   $       1.32
    Weighted average
    unit of partnership interest
    outstanding - basic................................    67,859,823     67,977,021     66,214,702     53,417,789     32,342,421
    Weighted average
    unit of partnership interest
    outstanding - diluted..............................    68,458,230     68,945,780     70,194,031     55,486,729     32,932,758
    Cash flow provided by (used in):
    Operating activities...............................  $    297,227   $    335,829   $    299,514   $    211,550   $     77,384
    Investing activities...............................       144,843       (204,345)      (820,429)    (2,294,766)      (513,033)
    Financing activities...............................      (475,529)      (169,210)       564,680      2,123,744        444,315

----------

(1) Funds from Operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), effective January 1, 2000, and as used herein, means net income (loss) (determined in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, excluding extraordinary items (as defined by GAAP), plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. For a more detailed definition and description of FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the selected financial data and the consolidated financial statements and the accompanying notes in "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data," respectively, of this report. Historical results and percentage relationships set forth in these Items and this section should not be taken as indicative of future operations of the Operating Partnership or the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Items 1 - 6 of this Form 10-K.

         The limited partnership agreement of the Operating Partnership acknowledges that all of the Company's operating expenses are incurred for the benefit of the Operating Partnership and provides that the Operating Partnership shall reimburse the Company for all such expenses. Accordingly, expenses of the Company are reimbursed by the Operating Partnership.

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe," "expect" and "may."

         Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Operating Partnership's actual results could differ materially from those described in the forward-looking statements.

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

              o Adverse changes in the financial condition of existing tenants;

              o The concentration of a significant percentage of the Operating Partnership's assets in Texas;

              o Changes in real estate conditions (including rental rates and competition from other properties and new development of competing properties);

              o Changes in conditions, including a general downturn in the economy, in the resort/business class hotel markets or in the market for residential land or luxury residences, which include single-family homes, townhomes and condominiums;

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

         The following sections include information for each of the Operating Partnership's investment segments for the year ended December 31, 2000.

OFFICE SEGMENT

         As of December 31, 2000, the Operating Partnership owned 78 Office Properties.

         The following table shows the same-store net operating income growth for the approximately 27.2 million square feet of Office Property space owned as of December 31, 2000, which excludes approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Operating Partnership owns a 50% non-controlling interest.

                                           FOR THE YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------
                                                                     PERCENTAGE/
                                       2000            1999         POINT INCREASE
                                    -----------     -----------     --------------
(IN MILLIONS)
Same-store Revenues                   $ 567.8         $ 542.5             4.7%
Same-store Expenses                    (235.1)         (226.6)            3.8%
                                      -------         -------
Net Operating Income                  $ 332.7         $ 315.9             5.3%
                                      =======         =======

Weighted Average Occupancy               92.2 %          92.2 %            -- pt

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leases compared to expiring leases at the Operating Partnership's Office Properties owned as of December 31, 2000.

                                       FOR THE YEAR ENDED DECEMBER 31, 2000
                              ---------------------------------------------------------
                                      SIGNED                EXPIRING         PERCENTAGE
                                      LEASES                 LEASES           INCREASE
                              ---------------------    ------------------    ----------

Renewed or re-leased (1)      2,617,000 sq. ft.        N/A                      N/A
Weighted average full-
     service rental rate (2)     $24.43 per sq. ft.    $20.05 per sq. ft.        22%
FFO annual net effective
     rental rate (3)             $15.32 per sq. ft.    $10.98 per sq. ft.        40%

----------

(1) All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

o For 2001, the Operating Partnership projects same-store net operating income for its Office Properties to increase between 4% and 6% over 2000, based on an average occupancy range of 92% to 94%.

RESORT/HOTEL SEGMENT

         As of December 31, 2000, the Operating Partnership owned nine Resort/Hotel Properties.

         The following table shows weighted average occupancy, average daily rate and revenue per available room/guest for the Resort/Hotel Properties for the years ended December 31, 2000 and 1999.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------
                                                                                PERCENTAGE/
                                                2000            1999          POINT INCREASE
                                              --------        --------        --------------

Weighted average occupancy(1)                      76%            75%              1 pt
Average daily rate(1)                           $ 238          $ 223               7%
Revenue per available room/guest(1)             $ 180          $ 166               8%

----------

(1) Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
    2000.

         The following table shows the Resort/Hotel Property same-store rental income for the years ended December 31, 2000 and 1999, for the eight Resort/Hotel Properties owned during both of these periods. Rental income includes weighted average base rent with scheduled rent increases that would be taken into account under GAAP, and percentage rent.

                                                FOR THE YEAR
                                             ENDED DECEMBER 31,
                                       -----------------------------
                                                          PERCENTAGE
                                        2000      1999     INCREASE
                                       -------   -------  ----------
(IN THOUSANDS)
Upscale Business Class Hotels (1)      $18,371   $17,002         8%
Luxury Resorts and Spas                 26,117    23,094        13
Destination Fitness Resorts and Spas    14,354    13,217         9
                                       -------   -------   -------
All Resort/Hotel Properties (1)        $58,842   $53,313        10%
                                       =======   =======   =======

----------

(1) Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
    2000.

o For 2001, the Operating Partnership projects same-store rental income will increase between 4% and 6% over 2000. Also, the average daily rate and revenue per available room is expected to increase between 5% and 6% over 2000.

Investment Partnership

         In February 2000, the Operating Partnership entered into an agreement with Sanjay Varma, a former senior executive officer of the Operating Partnership, to form an investment partnership, which will seek luxury resorts and spas and hotels to acquire and manage under the "Sonoma Spa Resorts" brand and concept. The Operating Partnership and Mr. Varma acquired a 93% and a 7% interest, respectively, in this new partnership. Mr. Varma has also established a new management company, which has contracted with COPI to manage either the property or assets of the Operating Partnership's existing portfolio of Resort/Hotel Properties (excluding the Canyon Ranch resorts and the Hyatt Regency Beaver Creek), in addition to new properties the investment partnership acquires. As of December 31, 2000, the Operating Partnership held a 30% non-voting interest in this management company. The Operating Partnership anticipates reducing this ownership to 10% to comply with recent takable REIT subsidiary legislation.

CRL License, LLC and CRL Investments, Inc.

         The Operating Partnership has a 28.5% interest in CRL License, LLC, the entity which owns the right to the future use of the "Canyon Ranch" name. The Operating Partnership also has a 95% economic interest, representing all of the non-voting common stock, in CRL Investments, Inc., which has an approximately 65% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada. The Canyon Ranch Spa Club opened in June 1999 and is the first project to expand the franchise value of the "Canyon Ranch" name.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Operating Partnership owns economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 18 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties. Management plans to maintain the Residential Development segment at its current investment level and reinvest returned capital into residential development projects that it expects to achieve comparable rates of return.

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.

                                         FOR THE YEAR
                                      ENDED DECEMBER 31,
                               -------------------------------
                                    2000             1999
                               --------------   --------------

Residential lot sales             2,033            1,991
Average sales price per lot    $ 62,000         $ 46,000
Commercial land sales               124 acres         76 acres
Average sales price per acre   $308,000         $345,000

     o Average sales price per lot increased by $16,000, or 35%, due to a product mix of higher priced lots from the Carlton Woods development in the year ended December 31, 2000, compared to the same period in 1999.

     o Carlton Woods is The Woodlands' new upscale residential development. It is a gated community consisting of 519 lots located around a Jack Nicklaus signature golf course. Since September 2000, 128 of the 159 first-phase lots have been sold at prices ranging from $0.1 million to $1.0 million per lot, or an average price of $291,000 per lot. Additional phases within Carlton Woods are expected to be marketed to the public over the next two years.

     o Future buildout of The Woodlands is estimated at approximately 13,600 residential lots and approximately 1,800 acres of commercial land, of which approximately 1,350 residential lots and 1,200 acres are currently in inventory.

     o The Operating Partnership projects residential lot sales at The Woodlands to range between 1,950 lots and 2,000 lots at an average sales price per lot of between $60,000 and $70,000 for 2001.

Desert Mountain Properties, Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

         The following table shows residential lot sales at an average price per lot.

                                             FOR THE YEAR
                                          ENDED DECEMBER 31,
                                       -------------------------
                                         2000             1999
                                       --------         --------

Residential lot sales                       178              258
Average sales price per lot(1)         $619,000         $533,000

(1) Including equity golf memberships.

o With the higher priced residential lots being completed during the latter phases of development at Desert Mountain, the average sales price per lot increased by $86,000, or 16%, for the year ended December 31, 2000, as compared to the same period in 1999. Correspondingly, the number of lot sales decreased to 178 lots for the year ended December 31, 2000, as compared to 258 lots for the same period in 1999.

o Approved future buildout of Desert Mountain is estimated to be in excess of 500 residential lots, of which approximately 170 are currently in inventory.

o For 2001, the Operating Partnership projects residential lot sales to range between 125 lots and 150 lots at an average sales price per lot of between $800,000 and $875,000.

Crescent Development Management Corp. ("CDMC"), Beaver Creek, Colorado:

         The following table shows total active projects, residential lot and residential unit sales, and average sales price per lot and unit.

                                                           FOR THE YEAR
                                                         ENDED DECEMBER 31,
                                           -------------------------------------------
                                                 2000                       1999
                                           ----------------           ----------------

Active projects                                  12                          8
Residential lot sales                           343                        410
Residential unit sales:
   Townhome sales                                19                         32
   Single-family home sales                       5                         11
   Equivalent timeshare unit sales               --                          6
   Condominium sales                             26                         24
Commercial land sales                             9  acres                  --  acres
Average sale price per residential lot     $136,110                   $171,357
Average sale price per residential unit    $    1.6 million               $1.6 million

o Average sales price per lot decreased by $35,000, or 21%, due to a lower price product mix sold in the year ended December 31, 2000, as compared to the same period in 1999.

o On September 22, 2000, CDMC closed a joint venture arrangement with Booth Creek Ski Holdings, Inc., owner of the Northstar-at-Tahoe resort, a premier, up-scale ski resort located in North Lake Tahoe, California. The development is expected to span ten years and to include an enhanced core village with new restaurants and retail shops, hotels and spas, and an extensive residential product mix of over 2,000 condominium and townhome units. As of December 31, 2000, the Operating Partnership had made capital contributions to CDMC of $31.7 million with a total expected investment by the Operating Partnership of approximately $75.0 million over the life of the project. CDMC expects pre-sales to commence in the second quarter of 2002.

o For 2001, the Operating Partnership projects that residential lot sales will range between 325 lots and 375 lots at an average sales price per lot ranging between $100,000 and $125,000. In addition, the Operating Partnership expects between 180 and 220 residential units, including single family homes, townhomes and condominiums to be sold at an average sales price per residential unit ranging between $0.9 million and $1.0 million.

Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas:

         The following table shows residential lot sales at an average price per lot.

                                           FOR THE YEAR
                                         ENDED DECEMBER 31,
                                      -------------------------
                                        2000            1999
                                      ---------       ---------

Residential lot sales                        40              69
Average sales price per lot           $ 103,000       $ 121,000

o The number of lots sold decreased by 29 lots for the year ended December 31, 2000, as compared to the same period in 1999, due to the completion of development and the decreased number of remaining lots to be sold.

o Decrease in average sales price per lot between years is due to a change in product mix.

Houston Area Development Corp. ("Houston Area Development"), Houston, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales.

                                               FOR THE YEAR
                                            ENDED DECEMBER 31,
                                      -----------------------------
                                          2000             1999
                                      ------------    -------------

Residential lot sales                    231              243
Average sales price per lot          $27,000          $28,000
Commercial land sales                      2 acres         16 acres

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of December 31, 2000, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, LLC ("AmeriCold Logistics"), which is owned 60% by Vornado Operating, L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no interest in AmeriCold Logistics.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases. Each of the leases has an initial term of 15 years, subject to two, five-year renewal options and provides for the payment of base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. AmeriCold Logistics is also required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5.0 million annually. In addition, the leases permit AmeriCold Logistics to defer a portion of the rent for the Temperature-Controlled Logistics Properties for up to three years beginning on March 12, 1999, to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

         The leases provide for total lease payments (including the effect of straight-lining rents), of $164.5 million and $133.1 million for the year ended December 31, 2000 and the period from March 12, 1999 to December 31, 1999, of which AmeriCold Logistics deferred $19.0 million and $5.4 million, for the respective periods. As of December 31, 2000, the following table shows the deferred rent and valuation allowance and the Operating Partnership's share of each.

                                             DEFERRED RENT           VALUATION ALLOWANCE
                                         ----------------------     ----------------------
(IN MILLIONS)                                       OPERATING                  OPERATING
                                                  PARTNERSHIP'S              PARTNERSHIP'S
                                         TOTAL       PORTION        TOTAL       PORTION
                                         ------   -------------     ------   -------------
For the year ended December 31,
2000                                     $ 19.0       $ 7.5         $ 16.3      $ 6.5
1999                                        5.4         2.1             --         --
                                         ------       -----         ------      -----

Balance at December 31, 2000             $ 24.4       $ 9.6         $ 16.3      $ 6.5
                                         ======       =====         ======      =====

         On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid from March 11, 2002 to December 31, 2003.

         Management believes that earnings before interest, taxes, depreciation and amortization and rent ("EBITDAR") is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics. The following table shows EBITDAR and lease payment for AmeriCold Logistics for the year ended December 31, 2000.

                                   FOR THE YEAR ENDED
                                      DECEMBER 31,
(IN MILLIONS)                            2000
                                   ------------------

EBITDAR(1)                              $ 162.1
Lease Payment(2)                        $ 160.5

--------
(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

(2) Represents the base rent and percentage rent obligation (excluding the $4.0 million effect of straight-lining rents) of AmeriCold Logistics before deferred rent of $19.0 million and without giving effect to the restructuring of the lease described above.

o During 2000, the Temperature-Controlled Logistics Corporation completed and opened $42.7 million of expansion and new product space, representing approximately 17.8 million cubic feet (0.8 million square feet).

o For 2001, the Temperature-Controlled Logistics Corporation expects to complete the construction of one facility and the acquisition of one facility for $25.2 million, representing approximately 8.5 million cubic feet (0.2 million square feet).

                              RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's financial data as a percentage of total revenues for the three years ended December 31, 2000, 1999 and 1998 and the variance in dollars between the years ended December 31, 2000 and 1999 and the years ended December 31, 1999 and 1998. See "Note 4. Segment Reporting" included in "Item 8. Financial Statements and Supplementary Data" for financial information about investment segments.

                                                   FINANCIAL DATA AS A PERCENTAGE OF TOTAL   TOTAL VARIANCE IN DOLLARS BETWEEN
                                                   REVENUES FOR THE YEAR ENDED DECEMBER 31,     THE YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------  ---------------------------------
                                                                                                       (IN MILLIONS)
                                                         2000        1999        1998          2000 AND 1999   1999 AND 1998
                                                       -------     -------     -------         -------------   -------------
Revenues
   Office properties                                      81.9%       82.3%       80.6%           $  (8.5)       $  51.5
   Resort/Hotel properties                                 9.8         8.8         7.7                6.9           11.9
   Behavioral healthcare properties                        2.1         5.5         7.9              (25.7)         (14.2)
   Interest and other income                               6.2         3.4         3.8               20.7           (1.2)
                                                       -------     -------     -------            -------        -------
     TOTAL REVENUES                                      100.0%      100.0%      100.0%           $  (6.6)       $  48.0
                                                       -------     -------     -------            -------        -------

EXPENSES
   Operating expenses                                     33.8%       34.4%       34.8%           $  (7.1)       $  14.1
   Corporate general and administrative                    3.3         2.2         2.3                7.8             --
   Interest expense                                       27.5        25.7        21.8               11.2           39.8
   Amortization of deferred financing costs                1.3         1.4         0.9               (0.7)           3.8
   Depreciation and amortization                          16.7        17.6        16.9               (7.9)          13.6
   Settlement of merger dispute                             --         2.0          --              (15.0)          15.0
   Write-off of costs associated with
     unsuccessful acquisitions                              --          --         2.7                 --          (18.4)
   Carrying value in excess of market value of
     asset held for sale                                    --         2.3          --              (16.8)          16.8
   Impairment and other charges related to
     the behavioral healthcare assets                      1.2        21.7          --             (152.7)         162.0
                                                       -------     -------     -------             -------        -------
     TOTAL EXPENSES                                       83.8%      107.3%       79.4%           $(181.2)       $ 246.7
                                                       -------     -------     -------            -------        -------
OPERATING INCOME (LOSS)                                   16.2%       (7.3)%      20.6%           $ 174.6        $(198.7)

OTHER INCOME
   Equity in net income of unconsolidated companies:
     Office properties                                     0.4         0.7         0.6               (2.1)           1.1
     Temperature-controlled logistics properties           1.0         2.0         0.1               (7.6)          14.5
     Residential development properties                    7.2         5.7         4.8               10.6            9.4
     Other                                                 1.6         0.7         0.1                6.5            4.0
                                                       -------     -------     -------            -------        -------
     TOTAL EQUITY IN NET INCOME FROM
     UNCONSOLIDATED COMPANIES                             10.2%        9.1%        5.6%           $   7.4        $  29.0

   Gain on property sales, net                            17.4          --          --              128.9             --

                                                       -------     -------     -------            -------        -------
     TOTAL OTHER INCOME AND EXPENSE                       27.6%        9.1%        5.6%           $ 136.3        $  29.0
                                                       -------     -------     -------            -------        -------

INCOME BEFORE MINORITY INTERESTS
     AND EXTRAORDINARY ITEM                               43.8%        1.8%       26.2%           $ 310.9        $(169.7)

   Minority interests                                     (2.7)       (0.1)       (0.2)             (18.6)           0.4
                                                       -------     -------     -------            -------        -------

NET INCOME BEFORE EXTRAORDINARY ITEM                      41.1%        1.7%       26.0%           $ 292.3        $(169.3)

     Extraordinary item - extinguishment of debt          (0.6)         --          --               (4.4)            --
                                                       -------     -------     -------            -------        -------

NET INCOME                                                40.5%        1.7%       26.0%           $ 287.9        $(169.3)

   Series A Preferred unit distributions                  (1.8)       (1.8)       (1.7)                --           (1.8)
   Share repurchase agreement return                      (0.4)       (0.1)         --               (2.3)          (0.6)
   Forward share purchase
        agreement return                                    --        (0.6)       (0.4)               4.3           (1.0)
                                                       -------     -------     -------            -------        -------

NET INCOME (LOSS) AVAILABLE TO
   PARTNERS                                               38.3%       (0.8)%      23.9%           $ 289.9        $(172.7)
                                                       =======     =======     =======            =======        =======

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999

REVENUES

         Total revenues decreased $6.6 million, or 0.9%, to $739.7 million for the year ended December 31, 2000, as compared to $746.3 million for the year ended December 31, 1999.

         The decrease in Office Property revenues of $8.5 million, or 1.4%, for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to:

              o decreased revenues of $38.0 million due to the disposition of 11 Office Properties and four retail properties during 2000, which contributed revenues during the full year of 1999, as compared to a partial year in 2000; partially offset by

              o increased revenues of $24.4 million from the 78 Office Properties owned as of December 31, 2000, primarily as a result of increased weighted average full-service rental rates at these Properties; and

              o increased revenues of $5.1 million from lease termination fees.

         The increase in Resort/Hotel Property revenues of $6.9 million, or 10.6%, for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to:

              o increased revenues of $3.1 million at the luxury resorts and spas primarily due to an increase in percentage rents resulting from increased room revenue due to the 30-room expansion at the Sonoma Mission Inn & Spa that opened in April 2000; and

              o increased revenues of $2.6 million at the business class hotels primarily due to (i) the reclassification of the Renaissance Houston Hotel from the Office segment to the Resort/Hotel segment as a result of the restructuring of its lease on July 1, 1999, which resulted in $2.4 million of incremental revenues under the new lease and (ii) increased percentage rents due to higher room and occupancy rates at the Onmi Austin Hotel, partially offset by (iii) decreased revenues of $1.2 million due to the disposition of one Resort/Hotel Property during the fourth quarter of 2000, which contributed revenues during the full year of 1999, as compared to a partial year in 2000; and

              o increased revenues of $1.2 million at the destination fitness resorts and spas primarily due to an increase in percentage rents at the Canyon Ranch Properties as a result of higher room rates.

         The decrease in Behavioral Healthcare Property revenues of $25.7 million, or 62.5%, for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to the recognition of rent from CBHS on a cash basis beginning in the third quarter of 1999, the filing of voluntary bankruptcy petitions by CBHS and its subsidiaries on February 16, 2000, and a rent stipulation agreed to by certain parties to the bankruptcy proceedings, which resulted in a reduction in Behavioral Healthcare Property revenues to $15.4 million for the year ended December 31, 2000.

         The increase in interest and other income of $20.7 million, or 81.2%, for the year ended December 31, 2000, as compared to the same period in 1999, is primarily attributable to an increase of $21.3 million as a result of interest earned on a loan between the Operating Partnership and a wholly-owned subsidiary of the Company in connection with the repurchase of 14,468,623 common shares of the Company, partially offset by decreased interest income earned on interest bearing accounts due to lower cash balances as a result of debt pay-downs.

EXPENSES

         Total expenses decreased $181.2 million, or 22.6%, to $620.0 million for the year ended December 31, 2000, as compared to $801.2 million for the year ended December 31, 1999.

         The decrease in Office Property operating expenses of $7.1 million, or 2.8%, for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to:

              o decreased expenses of $17.2 million due to the disposition of 11 Office Properties and four retail properties during 2000, which incurred expenses during the full year of 1999, as compared to a partial year in 2000; partially offset by

              o increased expenses of $10.1 million from the 78 Office Properties owned as of December 31, 2000, as a result of (i) increased general repair and maintenance expenses at these Properties of $5.6 million and (ii) an increase in real estate taxes of $4.5 million.

         The increase in corporate general and administrative expense of $7.8 million, or 47.9%, for the year ended December 31, 2000, as compared to the same period in 1999, is primarily attributable to technology initiatives, employee retention programs, incentive compensation and additional personnel.

         The increase in interest expense of $11.2 million, or 5.8%, for the year ended December 31, 2000, as compared to the same period in 1999, is primarily attributable to an increase in the weighted-average interest rate from 7.4% in 1999 to 8.4% in 2000, partially offset by a decrease in average debt balance outstanding from $2.6 billion in 1999 to $2.3 billion in 2000.

         The decrease in depreciation and amortization expense of $7.9 million, or 6.0%, for the year ended December 31, 2000, as compared to the same period in 1999, is primarily attributable to the cessation of the recognition of depreciation expense on Office Properties and Behavioral Healthcare Properties from the dates they were classified as held for disposition.

         An additional decrease in expenses of $184.5 million is attributable to:

              o a decrease of $152.7 million due to the impairment and other charges related to the Behavioral Healthcare Properties in the third quarter of 1999 as compared to the year ended December 31, 2000;

              o a decrease of $16.8 million due to the impairment charge in the fourth quarter of 1999 on one of the Office Properties held for disposition, which represented the difference between the carrying value of this Property and the subsequent sales price less costs of sale; and

              o non-recurring costs of $15.0 million in connection with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station Casinos, Inc. ("Station") in the first quarter of 1999.

OTHER  INCOME

         Other income increased $136.3 million, or 199.6%, to $204.6 million for the year ended December 31, 2000, as compared to $68.3 million for the year ended December 31, 1999. The components of the increase in other income are discussed below.

         The increase in equity in unconsolidated companies of $7.4 million, or 10.8%, for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to:

              o an increase in equity in net income of the Residential Development Corporations of $10.6 million, or 24.7%, attributable to (i) an increase in average sales price per lot and an increase in membership conversion revenue at Desert Mountain, partially offset by a decrease in lot absorption, which resulted in an increase of $6.0 million in equity in net income to the Operating Partnership; (ii) an increase in residential lot and commercial land sales and an increase in average sales price per lot at The Woodlands Land Development Company, L.P., partially offset by a decrease in average sales price per acre from commercial land sales, which resulted in an increase of $5.9 million in equity in net income to the Operating Partnership; and (iii) an increase in commercial acreage sales at CDMC, partially offset by a decrease in single-family home sales, which resulted in an increase of $0.8 million in equity in net income to the Operating Partnership; partially offset by (iv) a decrease in commercial land sales at Houston Area Development, which resulted in a decrease of $2.1 million in equity in net income to the Operating Partnership;

              o an increase in equity in net income of the other unconsolidated companies of $6.5 million, or 127.5%, primarily as a result of (i) the dividend income attributable to the 7.5% per annum cash flow preference of the Operating Partnership's $85.0 million preferred member interest in Metropolitan Partners, LLC ("Metropolitan"), which the Operating Partnership purchased in May 1999; and (ii) an increase in the equity in earnings from DBL Holdings, Inc. as a result of its investment in G2 Opportunity Fund, LP, which was made in the third quarter of 1999; partially offset by

              o a decrease in equity in net income of the Temperature-Controlled Logistics Partnership of $7.6 million, or 50.7%, resulting primarily from the recognition of a rent receivable valuation allowance for the year ended December 31, 2000 of $6.5 million; and

              o a decrease in equity in net income of the unconsolidated office properties of $2.1 million, or 39.6%, primarily attributable to an increase in interest expense as a result of additional financing obtained in July 2000 and an increase in the average rate of debt at The Woodlands Commercial Properties Company, L.P.

         The increase in net gain on property sales of $128.9 million for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to:

              o a net gain of $137.4 million primarily recognized on Office, Resort/Hotel and Behavioral Healthcare Property sales; partially offset by

              o an impairment loss of $8.5 million recognized on a real estate investment fund that holds marketable securities, in which the Operating Partnership has an interest.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

REVENUES

         Total revenues increased $48.0 million, or 6.9%, to $746.3 million for the year ended December 31, 1999, as compared to $698.3 million for the year ended December 31, 1998.

         The increase in Office Property revenues of $51.5 million, or 9.1%, for the year ended December 31, 1999, as compared to the same period in 1998, is attributable to:

              o the acquisition of nine Office Properties in 1998, which contributed revenues for a full year in 1999, as compared to a partial year in 1998, resulting in $17.1 million in incremental revenues;

              o increased revenues of $27.8 million from the 80 Office Properties acquired prior to January 1, 1998, primarily as a result of rental rate increases at these Properties; and

              o increased revenues of $6.6 million from lease termination fees received during 1999.

         The increase in Resort/Hotel Property revenues of $11.9 million, or 22.3%, for the year ended December 31, 1999, as compared to the same period in 1998, is attributable to:

              o increased revenues of $6.1 million at the business class hotels primarily due to (i) the reclassification of the Renaissance Houston Hotel from the Office segment to the Resort/Hotel segment as a result of the restructuring of its lease on July 1, 1999, which resulted in $2.8 million of incremental revenues under the new lease and (ii) increased percentage rents due to higher room and occupancy rates;

              o increased revenues of $4.2 million at the luxury resorts and spas primarily due to (i) the acquisition of one golf course affiliated with one of the Resort/Hotel Properties during 1998, which contributed revenues for a full year in 1999, compared to a partial year in 1998, resulting in $1.7 million of incremental revenues and (ii) an increase in percentage rents resulting from higher room rates and lease amendments entered into in connection with amounts paid by the Operating Partnership for capital improvements at Sonoma Mission Inn & Spa; and

              o increased revenues of $1.6 million at the destination fitness resorts and spas primarily due to an increase in percentage rents at the Canyon Ranch Properties as a result of higher room rates.

         The decrease in Behavioral Healthcare Property revenues of $14.2 million, or 25.7%, for the year ended December 31, 1999, as compared to the same period in 1998, is attributable to (i) the recognition of rent from CBHS on a cash basis beginning in the third quarter of 1999 and (ii) the deferral of the November and December 1999 rent payments from CBHS.

EXPENSES

         Total expenses increased $246.7 million, or 44.5%, to $801.2 million for the year ended December 31, 1999, as compared to $554.5 million for the year ended December 31, 1998.

         The increase in Office Property operating expenses of $14.1 million, or 5.8%, for the year ended December 31, 1999, as compared to the same period in 1998, is attributable to:

              o the acquisition of nine Office Properties during 1998, which incurred expenses during the full year of 1999, as compared to a partial year in 1998, resulting in $7.1 million of incremental expenses; and

              o increased expenses of $7.0 million from the 80 Office Properties acquired prior to January 1, 1998, primarily as a result of an increase in real estate taxes.

         The increase in interest expense of $39.8 million, or 26.1%, for the year ended December 31, 1999, as compared to the same period in 1998, is primarily attributable to an increase in the weighted-average interest rate from 7.2% in 1998 to 7.4% in 1999 and an increase in the average debt balance outstanding from $2.1 billion in 1998 to $2.6 billion in 1999.

         The increase in amortization of deferred financing costs of $3.8 million, or 58.5%, for the year ended December 31, 1999, as compared to the same period in 1998, is primarily attributable to the incremental amortization of financing costs associated with new debt obtained during 1998 and 1999.

         The increase in depreciation and amortization expense of $13.6 million, or 11.5%, for the year ended December 31, 1999, as compared to the same period in 1998, is primarily attributable to the acquisition during 1998 of nine Office Properties.

         An additional increase in expenses of $175.4 million is attributable to:

              o $162.0 million due to the impairment and other charges related to the Behavioral Healthcare Properties in the third quarter of 1999;

              o $16.8 million due to the impairment charge in the fourth quarter of 1999 on one of the Office Properties held for disposition, which represents the difference between the carrying value of this Property and the subsequent sales price less costs of sale;

              o non-recurring costs of $15.0 million in connection with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station in the first quarter of 1999; partially offset by

              o a decrease of $18.4 million due to a non-recurring write-off in 1998 of costs associated with unsuccessful acquisitions.

OTHER INCOME

         Equity in net income of unconsolidated companies increased $29.0 million, or 73.8%, to $68.3 million for the year ended December 31, 1999, as compared to $39.3 million for the year ended December 31, 1998.

         The increase is attributable to:

              o An increase in equity in net income of the unconsolidated office properties of $1.1 million, or 26.2%, attributable to increased revenues at the Woodlands Commercial Properties Company, L.P., due to the sale of the multi-family portfolio in the third quarter of 1999;

              o an increase in equity in net income of the corporations that owned the Temperature-Controlled Logistics Properties of $14.5 million, primarily as a result of the change in ownership. Prior to March 12, 1999, each of the corporations that owned the Temperature-Controlled Logistics Properties reflected its equity in the operations of the Temperature-Controlled Logistics Properties. Subsequent to March 12, 1999, the corporations that owned the Temperature-Controlled Logistics Properties received rent from AmeriCold Logistics, the lessee and owner of business operations. In addition, the Operating Partnership's 1999 equity in net income includes 12 months of income from nine and five Temperature-Controlled Logistics Properties that were acquired in June 1998 and July 1998, respectively;

              o an increase in equity in net income of the Residential Development Corporations of $9.4 million, or 28.1%, primarily as a result of (i) the increased sales activity at CDMC, primarily due to increased residential lot sales, which resulted in $5.1 million of incremental equity in net income to the Operating Partnership; (ii) the increased lot sales and average price per lot sold and the sale of 16 acres at Houston Area Development, which resulted in $3.0 million of incremental equity in net income to the Operating Partnership;
                  (iii) an increase in sales activity at The Woodlands, which resulted in $1.6 million of incremental equity in net income to the Operating Partnership; (iv) the increase in average sales price per lot at Desert Mountain with constant lot absorption between years, which resulted in $0.6 million of incremental equity in net income to the Operating Partnership; and (v) a decrease in lot sales at Mira Vista, which resulted in a decrease of $0.9 million in equity in net income to the Operating Partnership; and

              o an increase in equity in net income of the other unconsolidated companies of $4.0 million, or 363.6%, primarily attributable to the 7.5% dividend income from the $85.0 million preferred member interest in Metropolitan, which the Operating Partnership purchased in May 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $38.6 million and $72.1 million at December 31, 2000 and December 31, 1999, respectively. This 46.5% decrease is attributable to $475.5 million used in financing activities, partially offset by $144.8 million and $297.2 million provided by investing and operating activities, respectively.

FINANCING ACTIVITIES

     The Operating Partnership's use of cash for financing activities of $475.5 million is primarily attributable to:

          o payments under the Fleet Boston Financial ("Fleet Boston") (formerly BankBoston) Credit Facility of $510.0 million;

          o payments of $370.5 million of long-term debt, primarily attributable to payments of (i) $320.0 million on the Fleet Boston Term Note I, and (ii) $43.6 million for the retirement of the Metropolitan Life Note II;

          o    distributions paid to unitholders of $299.9 million;

          o debt financing costs of $18.6 million primarily related to capitalized financing costs in connection with the facility with UBS AG ("UBS Facility"), which was used to repay and retire the Fleet Boston Credit Facility and Fleet Boston Term Note I; and

          o distributions paid to the holder of preferred units of $13.5 million.

     The use of cash for financing activities is partially offset by:


          o    net borrowings under the UBS Facility of $553.4 million; and

          o net capital proceeds from joint ventures of $182.4 million, primarily due to net proceeds of $265.1 million from the sale of Class A Units to GMACCM partially offset by (i) $56.6 million used to redeem Class A Units, (ii) a preferred dividend of $15.7 million paid to GMACCM and (iii) distributions of $10.3 million to other joint venture partners.

INVESTING ACTIVITIES

     The Operating Partnership's cash provided by investing activities of $144.8 million is primarily attributable to:

          o $627.8 million of net sales proceeds primarily attributable to the disposition of Office, Resort/Hotel and Behavioral Healthcare Properties;

          o $75.9 million from return of investment in unconsolidated Office Properties, Residential Development Properties, and other unconsolidated companies; and

          o a decrease in restricted cash and cash equivalents of $5.9 million due to reimbursements for renovations at Greenway Plaza.

         The Operating Partnership's cash provided by investing activities is partially offset by:

          o $293.3 million increase in notes receivable, primarily as a result of a loan of $285.1 million to a wholly-owned subsidiary of the Company in connection with the repurchase of 14,468,623 common shares of the Company;

          o $112.4 million of additional investment in (i) the Residential Development Properties, primarily as a result of CDMC's investment in the Northstar-at-Tahoe resort, (ii) the Temperature-Controlled Logistics Properties, primarily as a result of recurring capital expenditures, expansion and new product space and (iii) other unconsolidated companies;

          o $68.5 million for recurring and non-recurring tenant improvement and leasing costs for the Office Properties;

          o $41.9 million for the development of investment properties, including expansions and renovations at the Resort/Hotel Properties of approximately $22.1 million;

          o $26.6 million for capital expenditures on rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties; and

          o $22.0 million for the acquisition of land held for development in Houston.

OPERATING ACTIVITIES

     The Operating Partnership's cash provided by operating activities of $297.2 million is attributable to:

          o    $292.6 million from Property operations;

          o $11.3 million attributable to an increase in accounts payable, accrued liabilities and other liabilities primarily due to increased payables at Carter Burgess Plaza due to insurance reimbursements; and

          o $3.9 million representing distributions received from unconsolidated Office and Temperature-Controlled Logistics Properties in excess of equity in earnings.



     The cash provided by operating activities is partially offset by:

          o $10.6 million representing equity in earnings in excess of distributions received from unconsolidated Residential Development Properties and other unconsolidated companies.

PROPERTY DISPOSITIONS

     During the year ended December 31, 2000, the Operating Partnership sold 11 Office Properties, one Resort/Hotel Property, 60 Behavioral Healthcare Properties and other assets. The sales generated net proceeds of approximately $641.2 million and a net gain of approximately $133.0 million.

Office Segment

     During the year ended December 31, 2000, the Operating Partnership completed the sale of 11 wholly-owned Office Properties. The sale of the 11 Office Properties generated approximately $268.2 million of net proceeds. The proceeds were used primarily to pay down variable-rate debt. The Operating Partnership recognized a net gain of approximately $35.8 million related to the sale of the 11 Office Properties during the year ended December 31, 2000.

Resort/Hotel Segment

     On November 3, 2000, the Operating Partnership completed the sale of the Four Seasons Hotel - Houston. The sales price was approximately $105.0 million, $19.7 million of which was used to buy out the Property lease with COPI and the asset management contract, and for other transaction costs. The Operating Partnership also used approximately $56.6 million to redeem Class A Units in Funding IX, through which the Operating Partnership owned the Property, from GMACCM. The sale generated a net gain of approximately $28.7 million. See "Sale of Preferred Equity Interests in Subsidiary" below for a description of the ownership structure of Funding IX.

Behavioral Healthcare Properties

     The Operating Partnership completed the sale of 60 of the 88 Behavioral Healthcare Properties held at December 31, 1999 during the year ended December 31, 2000. The sales generated approximately $233.7 million in net proceeds and a net gain of approximately $58.6 million for the year ended December 31, 2000. The net proceeds from the sale of the 60 Behavioral Healthcare Properties sold during the year ended December 31, 2000 were used primarily to pay down variable-rate debt.

     Subsequent to December 31, 2000, the Operating Partnership sold two Behavioral Healthcare Properties. The sales generated approximately $6.1 million in net proceeds and a net loss of approximately $0.4 million. The Operating Partnership also has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties expected to generate in excess of $11.0 million in net proceeds by the end of the first quarter of 2001. The Operating Partnership expects to use the net proceeds to pay down variable-rate debt.

Other Assets

     The Woodlands Commercial Properties Company, L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., completed the sale of its retail portfolio, consisting of the Operating Partnership's four retail properties located in The Woodlands, on January 5, 2000. The sale generated approximately $42.7 million of net proceeds, of which the Operating Partnership's portion was approximately $32.0 million. The sale generated a net gain of approximately $6.5 million, of which the Operating Partnership's portion was approximately $4.9 million. The proceeds to the Operating Partnership were used primarily to pay down variable-rate debt.

     During the year ended December 31, 2000, the Woodlands Commercial Properties Company, L.P. also sold four office/venture tech properties located within The Woodlands. The sale generated net proceeds of approximately $51.8 million, of which the Operating Partnership's portion was approximately $22.0 million. The sale generated a net gain of approximately $11.8 million, of which the Operating Partnership's portion was approximately $5.0 million. The proceeds were used primarily for working capital purposes.

CBHS

     As of December 31, 1999, the Operating Partnership owned 88 Behavioral Healthcare Properties, all of which were leased by the Operating Partnership to CBHS under a master lease. On February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. In connection with the CBHS bankruptcy, the master lease was terminated and CBHS ceased operations at all of the Behavioral Healthcare Properties.

     Payment and treatment of rent for the Behavioral Healthcare Properties was subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Operating Partnership received approximately $15.4 million in rent and interest from CBHS during the year ended December 31, 2000.

     The Operating Partnership sold 60 Behavioral Healthcare Properties during the year ended December 31, 2000. As of December 31, 2000, the Operating Partnership owned 28 Behavioral Healthcare Properties. See "Property Dispositions - Behavioral Healthcare Properties" above for further information regarding sales of the Behavioral Healthcare Properties.

TXU ENERGY SERVICE AGREEMENT

     On June 5, 2000, the Operating Partnership entered into a five-year energy services agreement with TXU Energy Services ("TXU"), under which TXU will manage a full range of energy services on behalf of the Operating Partnership. The agreement provides that TXU will consolidate, audit, and pay all utility bills, provide real-time metering technology and offer on-line access to customized utility management reports. In addition, TXU will manage supply-side services, including review of existing rate structure and negotiation and procurement of energy supply in competitive areas, and invest in energy efficiency and local management technologies. Furthermore, TXU will design, finance, and build energy-related projects on site-specific programs for the Operating Partnership. The first phase of the agreement focuses on the Operating Partnership's Class A Office Properties with future plans to incorporate the Operating Partnership's Resort/Hotel Properties.

SHELF REGISTRATION STATEMENT

     On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of December 31, 2000, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities. In connection with the issuances of securities pursuant to the Shelf Registration Statement, the Company contributes the net proceeds of these issuances to the Operating Partnership for its use in exchange for an increase in its limited partner interest in the Operating Partnership.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

     During the year ended December 31, 2000, the Operating Partnership formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. The Operating Partnership owns 100% of the voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

     As of December 31, 2000, the Operating Partnership had sold $275.0 million of non-voting, redeemable preferred Class A Units in Funding IX to GMACCM and received net proceeds of $265.1 million. The Class A Units receive a preferred variable-rate dividend currently calculated at 30-day LIBOR plus 450 basis points, or approximately 11.12% per annum as of December 31, 2000, and are redeemable at the option of the Operating Partnership at the original purchase price.

     As of December 31, 2000, the net proceeds of $265.1 million from the sale of the Class A Units were loaned to a wholly-owned subsidiary of the Company which used these proceeds to repurchase 13,755,423 of the Company's outstanding common shares. The note, which is included in Notes Receivable, net, bears interest based on the dividends paid on the common shares held by the wholly-owned subsidiary of the Company, and matures on March 15, 2003. As of December 31, 2000, the rate was approximately 11.3%. For the year ended December 31, 2000 the Operating Partnership recognized interest income of $21.3 million. See "Share Repurchase Program" below.

     The Operating Partnership generally will use the proceeds from any joint venture or sale of a Property held by Funding IX to redeem the Class A Units. On November 3, 2000, the Operating Partnership completed the sale of the Four Seasons Hotel - Houston for a sales price of approximately $105.0 million and net proceeds of approximately $85.3 million. The Operating Partnership used approximately $56.6 million of the net proceeds to redeem Class A Units in Funding IX, through which the Operating Partnership owned the Property, from GMACCM. The Operating Partnership loaned approximately $16.0 million of the remaining net proceeds to a wholly-owned subsidiary of the Company which used the proceeds to repurchase 713,200 of the Company's outstanding common shares. See "Share Repurchase Program" below. These shares will be held in a wholly-owned subsidiary of the Company until the Class A Units are redeemed. Distributions will continue to be paid by the Company on the repurchased common shares and will be used to pay dividends on the Class A Units.

SHARE REPURCHASE PROGRAM

     On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of the Company's outstanding common shares from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"), in an amount not to exceed $500.0 million. The repurchase of common shares by the Company will decrease the Company's limited partner interest which will result in an increase in net income per unit.

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

     The Company commenced its Share Repurchase Program in March 2000. During the year ended December 31, 2000, the Company repurchased 8,700,030 common shares in the open market at an average price of $20.77 per common share for an aggregate of approximately $180.7 million.

     In addition, during the year ended December 31, 2000, the Company purchased 5,809,180 of the Company's common shares at an average price of $17.62 per common share for an aggregate of approximately $102.3 million, fulfilling its obligation under the "Share Repurchase Agreement" with UBS AG ("UBS"). This amount includes 20,301 common shares purchased outside of the Share Repurchase Program in connection with a management incentive plan. See "Share Repurchase Agreement" below for a description and status of the agreement. All of the common shares repurchased by the Company with the proceeds of the sale of Class A Units in Funding IX will be held in a wholly-owned subsidiary of the Company. Pursuant to an agreement between the Company and the subsidiary, the Company is required to purchase these common shares from the subsidiary no later than March 15, 2003, at which time the shares will be retired. The retirement of the shares will decrease the Company's limited partner interest, which in turn will result in an increase in net income per unit.

     The purchase of 13,775,709 of the common shares (20,286 of which have been retired) was financed primarily with the proceeds of the sale of Class A Units in Funding IX. The purchase of 713,200 of the common shares of the Company was funded with proceeds from the sale of the Four Seasons Hotel - Houston on November 3, 2000. See "Sale of Preferred Equity Interests in Subsidiary" above. The 14,488,909 common shares were purchased at an average price of $19.51 per common share for an aggregate of approximately $282.7 million.

SHARE REPURCHASE AGREEMENT

     On November 19, 1999, the Company entered into an agreement with UBS to purchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to purchase 4,789,580 common shares, or approximately $84.1 million of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to purchase from UBS by January 4, 2001 to 5,809,180 common shares, or approximately $102.0 million of the Company's common shares (as amended, the "Share Repurchase Agreement"). The price the Company was obligated to pay for the common shares was calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus a return to UBS of 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return to UBS under the agreement is equal to 30-day LIBOR plus 250 basis points.

     The Company had the option to settle the Share Repurchase Agreement in cash or common shares. During the year ended December 31, 2000, the Company purchased the 5,809,180 common shares from UBS at an average cost of $17.62 per common share for an aggregate of approximately $102.3 million under the Share Repurchase Agreement with UBS. The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above.

METROPOLITAN

     The Operating Partnership's $85.0 million preferred member interest in Metropolitan at December 31, 2000, would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85.0 million, plus an amount sufficient to provide a 9.5% internal rate of return to the Operating Partnership. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Operating Partnership may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson Associates Realty Corporation at a conversion price of $24.61.

ASSET JOINT VENTURES

     The Operating Partnership has entered into advisory agreements, pursuant to which investment advisory services are provided to the Operating Partnership regarding the Operating Partnership's joint venture strategy. The Operating Partnership intends to hold a minority equity interest in certain joint ventured Properties and will continue to lease and manage these Properties.

COPI

     In connection with the formation and capitalization of COPI, the Operating Partnership provided to COPI approximately $50.0 million in the form of cash contributions and loans to be used by COPI to acquire certain assets. The Operating Partnership also made available to COPI a line of credit to be used by COPI to fulfill certain ongoing obligations associated with these assets. As of December 31, 2000, COPI had $37.7 million and $23.5 million outstanding under the line of credit and term loans, respectively, with the Operating Partnership. During 2000, the Operating Partnership amended the COPI loans to allow for the deferral of principal and interest payments through February 2001. Under the lease agreements for the Resort/Hotel Properties between the Operating Partnership and COPI, the rent receivable balance at December 31, 2000 was approximately $12.7 million, of which approximately $5.7 million was over 30 days past due. During the first quarter of 2001, the Operating Partnership allowed COPI to further extend payment of these obligations while exploring a potential transaction between the Operating Partnership and COPI regarding the purchase of hotel leases and voting stock of the Residential Development Corporations.

     On December 17, 1999, President Clinton signed into law the REIT Modernization Act which became effective January 1, 2001, and contains a provision that would permit the Operating Partnership to own and operate certain types of investments that are currently owned by COPI. The Operating Partnership is continuing discussions with COPI with respect to a restructuring transaction related to certain investments as a result of the REIT Modernization Act. Among other provisions, the new legislation would allow the Operating Partnership, through its subsidiaries, to own and operate certain Residential Development Corporations and lease certain Resort/Hotel Properties currently owned and operated or leased by COPI.

LIQUIDITY REQUIREMENTS

     As of December 31, 2000, the Operating Partnership had unfunded capital expenditures of approximately $179.7 million relating to expansion, construction, renovation and development projects. The table below specifies the Operating Partnership's total capital expenditures, amounts funded to date, amounts remaining to be funded, short-term and long-term capital expenditures.

                                                                                  CAPITAL EXPENDITURES
                                                                                ------------------------
(IN MILLIONS)                                 TOTAL      AMOUNT       AMOUNT    SHORT-TERM    LONG-TERM
                                             PROJECT     FUNDED      REMAINING   (NEXT 12       (12+
            PROJECT                          COST(1)     TO DATE      TO FUND    MONTHS)(2)   MONTHS)(2)
----------------------------------------     -------     -------     ---------  -----------   ----------

OFFICE SEGMENT
      Avallon                                 $ 13.1      $ (5.7)      $  7.4      $  7.4      $   --
      Houston Center 5 (3)                     117.5        (4.5)       113.0        45.2        67.8
                                              ------      ------       ------      ------      ------
         Subtotal                             $130.6      $(10.2)      $120.4      $ 52.6      $ 67.8

RESORT/HOTEL SEGMENT
      Renaissance Houston Hotel               $ 15.5      $(12.1)      $  3.4      $  3.4      $   --
      Hyatt Regency Beaver Creek                 6.9        (2.8)         4.1         4.1          --
                                              ------      ------       ------      ------      ------
         Subtotal                             $ 22.4      $(14.9)      $  7.5      $  7.5      $   --

RESIDENTIAL DEVELOPMENT SEGMENT
      CDMC Northstar-at-Tahoe resort (4)      $ 75.0      $(31.7)      $ 43.3      $ 35.0      $  8.3
                                              ------      ------       ------      ------      ------

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT
      Facility expansion and acquisition      $ 10.0      $ (1.5)      $  8.5      $  8.5      $   --
                                              ------      ------       ------      ------      ------
TOTAL                                         $238.0      $(58.3)      $179.7      $103.6      $ 76.1
                                              ======      ======       ======      ======      ======

----------

(1)  All amounts are approximate.

(2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.

(3) Excludes land cost of $7.5 million. Total estimated cost is $125.0 million. Construction of the planned 27-story, Class A office property of 577,000 net rentable square feet commenced on November 2, 2000, and is expected to be completed in the third quarter of 2002. The Operating Partnership has leasing commitments for approximately 70% of the space. Of the total estimated development costs of the project, approximately $87.5 million is expected to be financed with long-term construction financing. The Operating Partnership intends to bring in a joint venture equity partner as a co-owner of 5 Houston Center, and ultimately, to hold a 20% to 25% equity interest while continuing to manage and lease the property. The Operating Partnership estimates that its total cash outlay for this project will be approximately $2.0 to $3.0 million.

(4) See "Residential Development Segment" above for a description of the Operating Partnership's investment in the Northstar-at-Tahoe resort.

     The Operating Partnership expects to fund its short-term capital expenditures of approximately $103.6 million and its obligations for debt that matures during 2001, of approximately $112.1 million, primarily through a combination of proceeds received from joint ventures, redeployment of capital returned from the Residential Development segment and additional or replacement debt financing.

     The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, and distributions to shareholders and unitholders, primarily through cash flow provided by operating activities. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Operating Partnership expects to finance such requirements with available cash, property sales, proceeds received from joint ventures, additional borrowings under the UBS Line of Credit or additional debt financing.

     The Operating Partnership expects to fund its long-term capital expenditures of approximately $76.1 million primarily through long-term construction financing and additional borrowings. The Operating Partnership's other long-term liquidity requirements consist primarily of maturities under the Operating Partnership's fixed and variable-rate debt, which totaled approximately $2.2 billion as of December 31, 2000. The Operating Partnership expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives.

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

          o Additional debt secured by existing underleveraged properties, investment properties, or by investment property acquisitions or developments; and

          o    Joint venture arrangements.

DEBT FINANCING ARRANGEMENTS

     The significant terms of the Operating Partnership's primary debt financing arrangements existing as of December 31, 2000 are shown below (dollars in thousands):

                                                                             INTEREST                                BALANCE
                                                                              RATE AT                             OUTSTANDING AT
                                                            MAXIMUM         DECEMBER 31,     EXPIRATION            DECEMBER 31,
            DESCRIPTION                                    BORROWINGS          2000             DATE                   2000
---------------------------------                          -----------      ------------     ----------           --------------

SECURED FIXED RATE DEBT:
   AEGON Note(1)                                           $   274,320          7.53%         July 2009             $   274,320
   LaSalle Note I(2)                                           239,000          7.83         August 2027                239,000
   JP Morgan Mortgage Note(3)                                  200,000          8.31        October 2016                200,000
   LaSalle Note II(4)                                          161,000          7.79         March 2028                 161,000
   CIGNA Note(5)                                                63,500          7.47        December 2002                63,500
   Metropolitan Life Note V(6)                                  39,219          8.49        December 2005                39,219
   Northwestern Life Note(7)                                    26,000          7.66        January 2003                 26,000
   Metropolitan Life Note I(8)                                   9,263          8.88       September 2001                 9,263
   Nomura Funding VI Note(9)                                     8,330         10.07          July 2020                   8,330
   Rigney Promissory Note(10)                                      688          8.50        November 2012                   688
                                                           -----------        ------                                -----------
     Subtotal/Weighted Average                             $ 1,021,320          7.86%                               $ 1,021,320
                                                           -----------        ------                                -----------

SECURED VARIABLE RATE DEBT(11):
   UBS Term Loan II(12)                                    $   326,677          9.46%       February 2004           $   326,677
   Fleet Boston Term Note II(13)                               200,000         10.63         August 2003                200,000
   UBS Term Loan I(12)                                         146,775          9.20        February 2003               146,775
   SFT Whole Loans, Inc. Note(14)                               97,123          8.57       September 2001                97,123
   UBS Line of Credit(12)(15)                                  247,396          9.20        February 2003                80,000
                                                           -----------        ------                                -----------
     Subtotal/Weighted Average                             $ 1,017,971          9.56%                               $   850,575
                                                           -----------        ------                                -----------

UNSECURED FIXED RATE DEBT:
   Notes due 2007(16)                                      $   250,000          7.50%      September 2007           $   250,000
   Notes due 2002(16)                                          150,000          7.00       September 2002               150,000
                                                           -----------        ------                                -----------
     Subtotal/Weighted Average                             $   400,000          7.31%                               $   400,000
                                                           -----------        ------                                -----------
     TOTAL/WEIGHTED AVERAGE                                $ 2,439,291          8.40%(17)                           $ 2,271,895
                                                           ===========        ======                                ===========

----------

(1) The outstanding principal balance of this note at maturity will be approximately $224.1 million. This note is secured by the Greenway Plaza Office Properties. The note agreement requires the Operating Partnership to maintain compliance with a number of customary covenants, including maintaining the Properties that secure the note and not creating any lien with respect to or otherwise encumbering such Properties.

(2) The note has a seven-year period during which only interest is payable (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity. In August 2007, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220.5 million. LaSalle Note I is secured by Properties owned by Crescent Real Estate Funding I, L.P. ("Funding I") (See "Note 1. Organization and Basis of Presentation" included in "Item 8. Financial Statements and Supplementary Data"). The note agreement restricts Funding I from engaging in certain activities, including incurring liens on the Properties securing the note, pledging the Properties securing the note, incurring certain other indebtedness, canceling a material claim or debt owed to it, entering into certain transactions, distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement), or creating easements with respect to the Properties securing the note.

(3) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October
     2006) by making a final payment of approximately $177.8 million.

(4) The note has a seven-year period during which only interest is payable (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity. In March 2006, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154.1 million. LaSalle Note II is secured by Properties owned by Crescent Real Estate Funding II, L.P. ("Funding II") (See "Note 1. Organization and Basis of Presentation" included in "Item 8. Financial Statements and Supplementary Data"). The note agreement restricts Funding II from engaging in certain activities, including incurring liens on the Properties securing the note, pledging the Properties securing the note, incurring certain other indebtedness, canceling a material claim or debt owed to it, entering into certain affiliate transactions, distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement), or creating easements with respect to the Properties securing the note.

(5) The note requires payments of interest only during its term. The CIGNA Note is secured by the MCI Tower and Denver Marriott City Center Resort/Hotel Property. The note agreement has no negative covenants. The deed of trust requires the Operating Partnership to maintain the Properties that secure the note, and requires approval to grant liens, transfer the Properties, or issue new leases.

(6) The Metropolitan Life Note V requires monthly principal and interest payments based on a 25-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The note is secured by the Datran Center Office Property. The note agreement requires the Operating Partnership to maintain compliance with a number of customary covenants, including maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property.

(7) The note requires payments of interest only during its term. The Northwestern Life Note is secured by the 301 Congress Avenue Office Property. The note agreement requires the Operating Partnership to maintain compliance with a number of customary covenants, including maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property.

(8) The note requires monthly payments of principal and interest based on 20-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Metropolitan Note I is secured by five of The Woodlands Office Properties. The note agreement has no negative covenants.

(9) The note was assumed in connection with an acquisition and was not subsequently retired by the Operating Partnership because of prepayment penalties. Under the terms of the note, principal and interest are payable based on a 25-year amortization schedule. The Operating Partnership has the option to defease the note by purchasing Treasury obligations in an amount sufficient to pay the note without penalty. The Nomura Funding VI Note is secured by Canyon Ranch-Lenox, the Property owned by Crescent Real Estate Funding VI, L.P. ("Funding VI") (see "Note 1. Organization and Basis of Presentation" included in "Item 8. Financial Statements and Supplementary Data"). In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date. The note agreement requires Funding VI to maintain compliance with a number of customary covenants, including a debt service coverage ratio for the Property that secures the note, a restriction on the ability to transfer or encumber the Property that secures the note, and covenants related to maintaining its single purpose nature, including restrictions on ownership by Funding VI of assets other than the Property that secures the note, restrictions on the ability to incur indebtedness and make loans, and restrictions on operations.

(10) The note requires quarterly payments of principal and interest based on a 15-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Rigney Promissory
     Note is secured by a parcel of land owned by the Operating Partnership and located across from an Office Property. The note agreement has no negative covenants.

(11) For the method of calculation of the interest rate for the Operating Partnership variable-rate debt, see "Note 7. Notes Payable and Borrowings under the UBS Facility" included in "Item 8. Financial Statements and Supplementary Data."

(12) The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000. As amended, the UBS Facility consists of three tranches: the UBS Line of Credit, the UBS Term Loan and the UBS Term Loan II. For a description of the UBS Facility, see "Liquidity and Capital Resources - UBS Facility," below.

(13) This loan is secured by partnership interests in two pools of assets that also secure the LaSalle Note I and the LaSalle Note II. The term loan requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement.

(14) The note bears interest at the rate of LIBOR plus 175 basis points and requires payment of interest only during its term. The SFT Whole Loans, Inc. Note is secured by Fountain Place. The note agreement requires that the Operating Partnership maintain compliance with customary covenants including maintaining the Property that secures the note.

(15) Maximum borrowings is calculated based on borrowing capacity at December 31, 2000, and cannot exceed $300.0 million.

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

(17) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. However, there was no significant effect on the Operating Partnership's overall weighted average interest rate as a result of the Operating Partnership's cash flow hedge agreements.

     Below are the aggregate principal amounts due as of December 31, 2000 under the UBS Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

                 SECURED         UNSECURED         TOTAL
                ----------      ----------      ----------
 (in thousands)

2001            $  112,091      $       --      $  112,091
2002                73,913         150,000         223,913
2003               467,835              --         467,835
2004               343,534              --         343,534
2005                53,863              --          53,863
Thereafter         820,659         250,000       1,070,659
                ----------      ----------      ----------
                $1,871,895      $  400,000      $2,271,895
                ==========      ==========      ==========

     The Operating Partnership has approximately $112.1 million of principal on secured debt payable during 2001, consisting primarily of the SFT Whole Loans, Inc. Note and the Metropolitan Life Note I, which are expected to be funded through replacement debt financing.

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

     Debt service coverage ratios for a particular period are generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The calculation of the debt service coverage ratio for the UBS Facility is calculated using the method described above, including certain pro forma adjustments and debt from unconsolidated entities. As of December 31, 2000, the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt.

UBS FACILITY

     On February 4, 2000, the Operating Partnership repaid and retired the Operating Partnership's prior line of credit with Fleet Boston and the Fleet Boston Term Note I primarily with the proceeds of the UBS Facility. The UBS Facility is a secured, variable-rate facility that is currently funded by a syndicate of 23 banks and institutions led by UBS and Fleet Boston. The borrowing capacity under the UBS Facility is currently limited to $720.8 million. The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000, and, as amended, consists of three tranches: the UBS Line of Credit, a three-year $300.0 million revolving line of credit (currently limited to $247.3 million of borrowing capacity); the UBS Term Loan I, a $146.8 million three-year term loan; and the UBS Term Loan II, a $326.7 million four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at December 31, 2000, were approximately $80.0 million, $146.8 million and $326.7 million, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of December 31, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 9.20%, and the interest rate on the UBS Term Loan II was 9.46%. The weighted average interest rate on the UBS Line of Credit for the year ended December 31, 2000 was 8.91%. During the year ended December 31, 2000, the Operating Partnership sold six Office Properties securing the UBS Facility. The net proceeds of the sale of these Properties were used to repay amounts outstanding under the UBS Facility. As of December 31, 2000, the UBS Facility was secured by 25 Office Properties and four Resort/Hotel Properties. The UBS Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Crescent Real Estate Funding VIII, L.P., limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Operating Partnership was in compliance with all covenants related to the UBS Facility for the December 31, 2000 reporting period.

     In connection with the retirement of the Fleet Boston Credit Facility and the Fleet Boston Term Note I, the Operating Partnership wrote off $4.4 million of deferred financing costs, which are included in Extraordinary Item - Extinguishment of Debt.

CASH FLOW HEDGING TRANSACTIONS

     The Operating Partnership does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable-rate debt. The Operating Partnership accounts for its derivative instruments under SFAS No. 133, which was adopted in the third quarter of 1999.

     The Operating Partnership has entered into three cash flow hedge agreements, all of which are designated as cash flow hedges of LIBOR-based interest payments, made by the Operating Partnership during each month, that repriced closest to two London Banking Days prior to the designated reset dates of each hedge agreement. The Operating Partnership uses the cumulative approach, as described in Derivatives Implementation Group ("DIG") Issue E8, to assess effectiveness of the cash flow hedges. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The measurement of hedge ineffectiveness will be based on the cumulative dollar offset method. Under this method, the Operating Partnership will compare the changes in the floating rate leg of each cash flow hedge to the floating rate cash flows of the hedged items. All of the cash flow hedges are expected to be highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in comprehensive income. The effective portion that has been deferred in comprehensive income will be reclassified to earnings when the hedged items impact earnings. If any of the cash flow hedges fall outside 80%-125% effectiveness, all changes in the fair value of those cash flow hedges will be recognized in earnings during the current period.

     On September 1, 1999, the Operating Partnership entered into a four-year cash flow hedge agreement with Salomon Brothers Holding Company, Inc. ("Salomon") for a notional amount of $200.0 million. The Operating Partnership designates the agreement as a cash flow hedge of the LIBOR-based interest payments, made by the Operating Partnership during each month, that repriced closest to two London Banking Days prior to the first of September, December, March and June through September 1, 2003 that, in the aggregate for each period, are payments on $200.0 million principal of its then existing LIBOR indexed floating rate loans. The cash flow hedge can be matched against $200.0 million of the designated pool of variable-rate LIBOR indexed debt principal. During the year ended December 31, 2000, the cash flow hedge agreement with Salomon resulted in a reduction of approximately $0.6 million of interest expense. As of December 31, 2000, the fair value of the cash flow hedge was approximately ($2.2) million.

     Effective February 4, 2000, the Operating Partnership entered into a three-year cash flow hedge agreement with Fleet Boston, for a notional amount of $200.0 million. The Operating Partnership designates the agreement as a cash flow hedge of the LIBOR-based interest payments, made by the Operating Partnership during each month, that repriced closest to two London Banking Days prior to the third of every month through February 3, 2003 that, in the aggregate for each month, are payments on $200.0 million principal of its then existing LIBOR indexed floating rate loans. The cash flow hedge can be matched against $200.0 million of the designated pool of variable-rate LIBOR indexed debt principal. During the year ended December 31, 2000, the cash flow hedge agreement with Fleet Boston resulted in approximately $1.2 million of additional interest expense. As of December 31, 2000, the fair value of the cash flow hedge was approximately ($5.9) million.

     Effective April 18, 2000, the Operating Partnership entered into a four-year cash flow hedge agreement with Fleet Boston, for a notional amount of $100.0 million. The Operating Partnership designates the agreement as a cash flow hedge of the LIBOR-based interest payments, made by the Operating Partnership during each month, that repriced closest to two London Banking Days prior to the 18th of every month through April 18, 2004 that, in the aggregate for each month, are payments on $100.0 million principal of its then existing LIBOR indexed floating rate loans. The cash flow hedge can be matched against $100.0 million of the designated pool of variable-rate LIBOR indexed debt principal. Fleet Boston has an option to terminate the agreement at the end of the third year of the agreement. Since Fleet Boston has the option to terminate the cash flow hedge early, any changes in the time value of the cash flow hedge will be recorded through earnings. During the year ended December 31, 2000, the cash flow hedge agreement with Fleet Boston resulted in approximately $0.4 million of additional interest expense. As of December 31, 2000, the fair value of the cash flow hedge was approximately ($3.5) million.

FUNDS FROM OPERATIONS

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

     NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events, except for (i) those that are defined as "extraordinary items" under GAAP and (ii) gains or losses from sales of depreciable operating property. The Operating Partnership has adopted the revised definition of FFO effective as of January 1, 2000. Under the prior definition of FFO, for the year ended December 31, 1999, FFO was approximately $355.8 million, which excluded $15.0 million paid in connection with the settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station. Because this settlement is not considered an "extraordinary item" under GAAP, FFO for the year ended December 31, 1999 would have been approximately $340.8 million, which would have included the $15.0 million settlement payment, if the revised definition of FFO had been in effect. The Operating

Partnership considers FFO an appropriate measure of performance for the Operating Partnership and for its investment segments. However, FFO:

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

     The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the year ended December 31, 2000 and 1999 were $299.9 million and $298.1 million, respectively.

     An increase or decrease in FFO does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 95% (90% beginning in 2001) of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders of the Company and the Operating Partnership's unitholders, although not necessarily on a proportionate basis.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND UNITS IN THOUSANDS)

                                                                    FOR THE YEAR
                                                                 ENDED DECEMBER 31,
                                                             -------------------------
                                                               2000             1999
                                                             ---------       ---------

Net income                                                   $ 300,084       $  12,232
Adjustments to reconcile net income to
  funds from operations:
    Depreciation and amortization of real estate assets        119,999         128,403
    Gain on rental property sales, net                        (128,355)         16,361
    Settlement of merger dispute                                    --          15,000
    Impairment and other charges related to
      the behavioral healthcare assets                           9,349         136,435
    Extraordinary item - extinguishment of debt                  4,378              --
    Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies:
       Office Properties                                         4,973           6,110
       Temperature-Controlled Logistics Properties              26,131          22,400
       Residential Development Properties                       25,130          31,725
       Other                                                        --             611
    Series A Preferred unit distributions                      (13,500)        (13,500)
                                                             ---------       ---------
Funds from operations - old definition (1)                   $ 348,189       $ 355,777
Settlement of merger dispute                                        --         (15,000)
                                                             ---------       ---------
Funds from operations - new definition(1)                    $ 348,189       $ 340,777
                                                             =========       =========

Investment Segments:
    Office Segment                                           $ 361,574       $ 367,830
    Resort/Hotel Segment                                        71,446          64,079
    Residential Development Segment                             78,600          74,597
    Temperature-Controlled Logistics Segment                    33,563          37,439
    Coporate and other adjustments:
       Interest expense                                       (203,197)       (192,033)
       Series A Preferred unit distributions                   (13,500)        (13,500)
       Other(2)(3)                                              43,776          33,639
       Corporate general & administrative                      (24,073)        (16,274)
                                                             ---------       ---------
Funds from operations - old definition                       $ 348,189       $ 355,777
    Settlement of merger dispute                                    --         (15,000)
                                                             ---------       ---------
Funds from operations - new definition(1)                    $ 348,189       $ 340,777
                                                             =========       =========
Basic weighted average units                                    67,860          67,977
                                                             =========       =========
Diluted weighted average units(4)                               68,458          68,946
                                                             =========       =========

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

(3) For purposes of this schedule, the Behavioral Healthcare Properties' financial information has been included in this line item.

(4) See calculations for the amounts presented in the reconciliation following this table.

     The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                              FOR THE YEAR
                                           ENDED DECEMBER 31,
                                           ------------------
(units in thousands)                        2000        1999
                                           ------      ------

Basic weighted average units:              67,860      67,977
Add: Unit options                             598         837
     Forward Share Purchase Agreement          --         132
                                           ------      ------
Diluted weighted average units             68,458      68,946
                                           ======      ======

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES
 (DOLLARS IN THOUSANDS)

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                      2000             1999
                                                                    ---------       ---------

Funds from operations - new definition                              $ 348,189       $ 340,777
Adjustments:
   Depreciation and amortization of non-real estate assets              2,646           2,311
   Amortization of deferred financing costs                             9,497          10,283
   Other charges related to the behavioral
     healthcare assets                                                     --         (32,662)
   Minority interest in joint ventures profit and depreciation
     and amortization                                                  21,076           2,054
   Gain on sale of undeveloped land                                      (577)            439
   Adjustment for investments in real estate mortgages
     and equity of unconsolidated companies                           (56,234)        (60,846)
   Change in deferred rent receivable                                  (8,504)           (636)
   Change in current assets and liabilities                           (25,736)         38,010
   Distributions received in excess of earnings from
     unconsolidated companies                                           3,897          30,289
   Equity in earnings in excess of distributions received from
     unconsolidated companies                                         (10,641)         (7,808)
   Series A Preferred unit distributions                               13,500          13,500
   Non-cash compensation                                                  114             118
                                                                    ---------       ---------
Net cash provided by operating activities                           $ 297,227       $ 335,829
                                                                    =========       =========

HISTORICAL RECURRING OFFICE PROPERTY CAPITAL EXPENDITURES,
TENANT IMPROVEMENT AND LEASING COSTS

     The following table sets forth annual and per square foot recurring capital expenditures (excluding those expenditures which are recoverable from tenants) and tenant improvement and leasing costs for the years ended December 31, 2000, 1999 and 1998, attributable to signed leases, all of which have commenced or will commence during the next twelve months (i.e., the renewal or replacement tenant began or will begin to pay rent) for the Office Properties consolidated in the Operating Partnership's financial statements during each of the periods presented. Tenant improvement and leasing costs for signed leases during a particular period do not necessarily equal the cash paid for tenant improvement and leasing costs during such period due to timing of payments.

                                                    2000            1999            1998
                                                 ----------      ----------      ----------

CAPITAL EXPENDITURES:
    Capital Expenditures (in thousands)          $    9,199      $    6,048      $    5,107
    Per square foot                              $     0.33      $     0.19      $     0.16
TENANT IMPROVEMENT AND LEASING COSTS:(1)
    Replacement Tenant Square Feet                1,126,394       1,259,660         850,325
    Renewal Tenant Square Feet                    1,490,930       1,385,911         923,854
    Tenant Improvement Costs (in thousands)      $   16,541      $   14,339      $    8,552
    Per square foot leased                       $     6.32      $     5.42      $     4.82
    Tenant Leasing Costs (in thousands)          $   11,621      $    7,804      $    5,358
    Per square foot leased                       $     4.44      $     2.95      $     3.02
    Total (in thousands)                         $   28,162      $   22,143      $   13,910
       Total per square foot                     $    10.76      $     8.37      $     7.84
       Average lease term                         5.1 years       4.5 years       5.4 years
       Total per square foot per year            $     2.10      $     1.87      $     1.44

----------

(1) Excludes leasing activity for leases that have less than a one-year term (i.e., storage and temporary space).

     Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to be made in the Operating Partnership's Office Property portfolio. The Operating Partnership maintains an active preventive maintenance program in order to minimize required capital improvements. In addition, certain capital improvement costs are recoverable from tenants.

     Tenant improvement and leasing costs also may fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease (renewal or replacement tenant), the involvement of external leasing agents and overall competitive market conditions. Management believes that future recurring tenant improvements and leasing costs for the Operating Partnership's existing Office Properties will approximate on average for "renewal tenants" $6.00 to $10.00 per square foot, or $1.20 to $2.00 per square foot per year based on an average five-year lease term, and, on average for "replacement tenants," $12.00 to $16.00 per square foot, or $2.40 to $3.20 per square foot per year based on an average five-year lease term.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Operating Partnership's use of financial instruments, such as debt instruments, subject the Operating Partnership's to market risk which may affect the Operating Partnership's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Operating Partnership manages its market risk by attempting to match anticipated inflow of cash from its operating, investment and financing activities with anticipated outflow of cash to fund debt payments, distributions to shareholders, investments, capital expenditures and other cash requirements. The Operating Partnership also enters into derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable-rate debt. The Operating Partnership does not enter into derivatives or other financial instruments for trading purposes.

     The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Operating Partnership's variable-rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

     The Operating Partnership's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Operating Partnership had total outstanding debt of approximately $2.3 billion at December 31, 2000, of which approximately $0.4 billion, or approximately 15%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 9.19% as of December 31, 2000. A 10% (91.9 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $3.2 million based on the unhedged variable-rate debt outstanding as of December 31, 2000, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (91.9 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $3.2 million based on the unhedged variable rate debt outstanding as of December 31, 2000, as a result of the decreased interest expense associated with the change in rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEX TO FINANCIAL STATEMENTS



                                                                                                              PAGE
                                                                                                              ----

Report of Independent Public Accountants...................................................................    58

Consolidated Balance Sheets at December 31, 2000 and 1999..................................................    59

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.................    60

Consolidated Statements of  Partners' Capital for the years ended December 31, 2000, 1999 and 1998.........    61

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.................    62

Notes to Consolidated Financial Statements.................................................................    63

Schedule III Consolidated Real Estate Investments and Accumulated Depreciation ............................    92

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Sole Director of Crescent Real Estate Equities, Ltd:

We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Limited Partnership and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescent Real Estate Equities Limited Partnership and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

Dallas, Texas,
February 22, 2001

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                             DECEMBER 31,        DECEMBER 31,
                                                                                2000                1999
                                                                                ----                ----
ASSETS:
Investments in real estate:
   Land                                                                     $   310,301          $   398,754
   Land held for development or sale                                            116,480               95,760
   Building and improvements                                                  3,201,332            3,529,344
   Furniture, fixtures and equipment                                             62,802               71,716
   Less - accumulated depreciation                                             (564,805)            (507,520)
                                                                            -----------          -----------
               Net investment in real estate                                  3,126,110            3,588,054

   Cash and cash equivalents                                                     38,643               72,102
   Restricted cash and cash equivalents                                          94,568               87,939
   Accounts receivable, net                                                      42,140               37,098
   Deferred rent receivable                                                      82,775               74,271
   Investments in real estate mortgages and
       equity of unconsolidated companies                                       845,317              812,494
   Notes receivable, net                                                        426,493              133,165
   Other assets, net                                                            160,404              146,297
                                                                            -----------          -----------
               Total assets                                                 $ 4,816,450          $ 4,951,420
                                                                            ===========          ===========


LIABILITIES:
   Borrowings under BankBoston Credit Facility                              $        --          $   510,000
   UBS Facility                                                                 553,452                   --
   Notes payable                                                              1,718,443            2,088,929
   Accounts payable, accrued expenses and other liabilities                     191,042              170,980
                                                                            -----------          -----------
              Total liabilities                                               2,462,937            2,769,909
                                                                            -----------          -----------


COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                             236,919               24,648

PARTNERS' CAPITAL:
   Series A Preferred Units, 8,000,000 Units issued and outstanding
     at December 31, 2000 and December 31, 1999                                 200,000              200,000
   Units of Partnership Interests, 67,905,150 and 67,744,629 issued and outstanding at December 31, 2000 and December 31, 1999, respectively:
     General partner -- outstanding 609,093 and 607,687                          19,886               21,097
     Limited partners' -- outstanding 67,296,057 and 67,136,942               1,903,442            1,923,307
   Accumulated other comprehensive income                                        (6,734)              12,459
                                                                            -----------          -----------
              Total partners' capital                                         2,116,594            2,156,863
                                                                            -----------          -----------
              Total liabilities and partners' capital                       $ 4,816,450          $ 4,951,420
                                                                            ===========          ===========

   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                                        FOR THE YEAR
                                                                                      ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                           2000              1999               1998
                                                                           ----              ----               ----

REVENUES:
   Office and retail properties                                         $ 606,040          $ 614,493          $ 563,005
   Hotel properties                                                        72,114             65,237             53,355
   Behavioral healthcare properties                                        15,367             41,091             55,295
   Interest and other income                                               46,176             25,458             26,688
                                                                        ---------          ---------          ---------
          Total revenues                                                  739,697            746,279            698,343
                                                                        ---------          ---------          ---------

EXPENSES:
   Real estate taxes                                                       83,939             84,401             75,076
   Repairs and maintenance                                                 39,024             44,024             41,160
   Other rental property operating                                        127,078            128,723            126,733
   Corporate general and administrative                                    24,073             16,274             16,264
   Interest expense                                                       203,197            192,033            152,214
   Amortization of deferred financing costs                                 9,497             10,283              6,486
   Depreciation and amortization                                          123,839            131,657            118,082
   Settlement of merger dispute                                                --             15,000                 --
   Write-off of costs associated with unsuccessful acquisitions                --                 --             18,435
   Carrying value in excess of market value of
          asset held for sale                                                                 16,800                 --
   Impairment and other charges related to the
          behavioral healthcare assets                                      9,349            162,038                 --
                                                                        ---------          ---------          ---------
          Total expenses                                                  619,996            801,233            554,450
                                                                        ---------          ---------          ---------

         Operating income                                                 119,701            (54,954)           143,893

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
    companies:
         Office and retail properties                                       3,164              5,265              4,159
         Temperature-controlled logistics properties                        7,432             15,039                512
         Residential development properties                                53,470             42,871             33,517
         Other                                                             11,645              5,122              1,129
                                                                        ---------          ---------          ---------
     Total equity in net income of unconsolidated companies                75,711             68,297             39,317

   Gain on property sales, net                                            128,932                 --                 --
                                                                        ---------          ---------          ---------
         Total other income and expense                                   204,643             68,297             39,317
                                                                        ---------          ---------          ---------

INCOME BEFORE MINORITY INTERESTS                                          324,344             13,343            183,210
  AND EXTRAORDINARY ITEM
   Minority interests                                                     (19,882)            (1,111)            (1,499)
                                                                        ---------          ---------          ---------

NET INCOME BEFORE EXTRAORDINARY ITEM                                      304,462             12,232            181,711
   Extraordinary item - extinguishment of debt                             (4,378)                --                 --
                                                                        ---------          ---------          ---------

NET INCOME                                                                300,084             12,232            181,711

Preferred unit distributions                                              (13,500)           (13,500)           (11,700)
Share repurchase agreement return                                          (2,906)              (583)                --
Forward share purchase agreement return                                        --             (4,317)            (3,316)
                                                                        ---------          ---------          ---------

NET INCOME (LOSS) AVAILABLE TO PARTNERS                                 $ 283,678          $  (6,168)         $ 166,695
                                                                        =========          =========          =========



BASIC EARNINGS PER UNIT DATA:
   Net income (loss)  before extraordinary item                         $    4.24          $   (0.09)         $    2.52
   Extraordinary item - extinguishment of debt                              (0.06)                --                 --
                                                                        ---------          ---------          ---------

   Net income (loss)                                                    $    4.18          $   (0.09)         $    2.52
                                                                        =========          =========          =========

DILUTED EARNINGS PER UNIT DATA:
   Net income (loss) before extraordinary item                          $    4.21          $   (0.09)         $    2.42
   Extraordinary item - extinguishment of debt                              (0.06)                --                 --
                                                                        ---------          ---------          ---------

   Net income (loss)                                                    $    4.15          $   (0.09)         $    2.42
                                                                        =========          =========          =========

   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                                                  ACCUMULATED
                                                        PREFERRED      GENERAL       LIMITED         OTHER          TOTAL
                                                         PARTNERS'    PARTNER'S     PARTNERS'    COMPREHENSIVE    PARTNERS'
                                                          CAPITAL      CAPITAL       CAPITAL         INCOME        CAPITAL
                                                        ----------    ---------     ---------    -------------    ---------

Partners' capital, December 31, 1997                   $        --   $    24,828    $ 2,292,524    $        --    $ 2,317,352

Contributions                                              200,000           979         96,956             --        297,935
Distributions                                                   --        (2,209)      (218,649)            --       (220,858)
Net income                                                      --         1,700        168,311             --        170,011
Refund of distribution on shares held in Treasury               --             7            680             --            687
Merrill Lynch Promissory Note                                   --           (85)        (8,381)            --         (8,466)
Unrealized Net Loss on Available-for-Sale Securities            --            --             --         (5,037)        (5,037)
                                                       -----------   -----------    -----------    -----------    -----------

Partners' capital, December 31, 1998                   $   200,000   $    25,220    $ 2,331,441    $    (5,037)   $ 2,551,624

Contributions                                                   --           383         37,890             --         38,273
Settlement of Forward Share Purchase Agreement                  --        (1,494)      (147,890)                     (149,384)
Distributions                                                   --        (2,999)      (296,879)            --       (299,878)
Net income                                                      --           (13)        (1,255)            --         (1,268)
Unrealized Net Gain on Available-for-Sale
  Securities                                                    --            --             --         17,216         17,216
Unrealized Net Gain on Cash Flow Hedges                         --            --             --            280            280
                                                       -----------   -----------    -----------    -----------    -----------

Partners' capital, December 31, 1999                   $   200,000   $    21,097    $ 1,923,307    $    12,459    $ 2,156,863

Contributions                                                   --            26          2,564             --          2,590

Preferred Equity Issuance Cost                                  --          (100)        (9,906)            --        (10,006)

Unit Repurchases                                                --            (4)          (351)            --           (355)

Distributions                                                   --        (3,999)      (295,890)            --       (299,889)

Net income                                                      --         2,866        283,718             --        286,584

Unrealized Net Loss on
  Available-for-Sale Securities                                 --            --             --         (7,584)        (7,584)

Unrealized net loss on cash flow hedges                         --            --             --        (11,609)       (11,609)
                                                       -----------   -----------    -----------    -----------    -----------

Partners' capital, December 31, 2000                   $   200,000   $    19,886    $ 1,903,442    $    (6,734)   $ 2,116,594
                                                       ===========   ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                       2000           1999           1998
                                                                   -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   300,084    $    12,232    $   181,711
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                     133,336        141,940        124,568
     Extraordinary item - extinguishment of debt                         4,378             --             --
     Gain on property sales, net                                      (128,932)            --             --
     Impairment on investment in unconsolidated companies
     Impairment charge related to the
       behavioral healthcare real estate assets                          9,349        103,773             --
     Carrying value in excess of market value of
       assets held for sale                                                 --         16,800             --
     Minority interests                                                 19,882          1,111          1,499
     Non-cash compensation                                                 114            118            174
     Distributions received in excess of earnings
       from unconsolidated companies:
         Office                                                          1,589          3,757             --
         Temperature-controlled logistics                                2,308         25,404         21,910
         Residential development properties                                 --             --         13,723
         Other                                                              --          1,128             --
     Equity in earnings net of distributions received from
       unconsolidated companies:
         Office properties                                                  --             --         (3,858)
         Residential development properties                             (6,878)        (7,808)            --
         Other                                                          (3,763)            --            (45)
     Increase in accounts receivable                                    (5,042)        (4,513)        (2,536)
     Increase in deferred rent receivable                               (8,504)          (636)       (34,047)
     (Increase) decrease in other assets                               (19,411)        30,667        (22,646)
     Increase in restricted cash and cash equivalents                  (12,570)        (9,682)        (3,161)
     Increase in accounts payable, accrued
       expenses and other liabilities                                   11,287         21,538         22,222
                                                                   -----------    -----------    -----------
         Net cash provided by operating activities                     297,227        335,829        299,514
                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of land held for development or sale                  (22,021)          (500)      (525,047)
     Proceeds from property sales                                      627,775             --             --
     Development of investment properties                              (41,938)       (27,781)       (31,875)
     Capital expenditures - rental properties                          (26,559)       (20,254)       (31,339)
     Tenant improvement and leasing costs - rental properties          (68,461)       (58,462)       (68,779)
     Decrease (increase) in restricted cash and cash equivalents         5,941        (31,416)        (2,152)
     Return of investment in unconsolidated companies:
         Office                                                         12,359             --             --
         Residential development properties                             61,641         78,542         73,392
         Other                                                           1,858             --             --
     Investment in unconsolidated companies:
         Office and retail                                                  --           (262)        (5,913)
         Residential development properties                            (91,377)       (52,514)       (37,779)
         Temperature-controlled logistics                              (17,100)       (40,791)      (141,773)
         Other                                                          (3,947)      (104,805)       (21,944)
     (Increase) decrease in notes receivable                          (293,328)        53,898        (27,220)
                                                                   -----------    -----------    -----------
         Net cash provided by (used in) investing activities           144,843       (204,345)      (820,429)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt financing costs                                              (18,628)       (16,665)        (9,567)
     Settlement of Forward Share Purchase Agreement                         --       (149,384)            --
     Borrowings under BankBoston Credit Facility                            --         51,920        672,150
     Payments under BankBoston Credit Facility                        (510,000)      (201,920)      (362,150)
     Borrowings under UBS Facility                                   1,017,819             --             --
     Payments under UBS Facility                                      (464,367)            --             --
     Notes Payable proceeds                                                 --        929,700        418,100
     Notes Payable payments                                           (370,486)      (498,927)      (376,301)
     Capital proceeds - joint venture partner                          275,000             --             --
     Capital distribution - joint venture preferred equity             (72,297)
     Preferred Equity Issuance Costs                                   (10,006)            --             --
     Capital distributions - joint venture partner                     (10,312)        (3,190)        (2,951)
     Capital contributions to the Operating Partnership                  1,492         32,634        457,717
     Unit repurchases                                                     (355)            --             --
     Preferred unit distributions                                      (13,500)       (13,500)       (11,700)
     Distributions from the Operating Partnership                     (299,889)      (299,878)      (220,618)
                                                                   -----------    -----------    -----------
         Net cash (used in) provided by financing activities          (475,529)      (169,210)       564,680
                                                                   -----------    -----------    -----------



(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (33,459)       (37,726)        43,765
CASH AND CASH EQUIVALENTS,
     Beginning of period                                                72,102        109,828         66,063
                                                                   -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
     End of period                                                 $    38,643    $    72,102    $   109,828
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("CREE, Ltd."), which owns an approximately 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 89% limited partner interest in the Operating Partnership, with the remaining approximately 10% limited partner interest held by other limited partners. The Operating Partnership directly or indirectly owns substantially all of the economic interests in nine limited-purpose limited partnerships. Eight of these limited partnerships were formed for the purpose of obtaining securitized debt, and all or substantially all of the economic interests in these partnerships are owned directly or indirectly by the Operating Partnership, with the remaining interests, if any, owned indirectly by the Company. The ninth limited partnership was formed for the purpose of obtaining equity financing through the sale of preferred equity interests, with all of the common equity interests owned directly or indirectly by the Operating Partnership, and all of the preferred equity interests owned by an unrelated third party.

         All of the limited partners of the Operating Partnership other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximately 89% limited partner interest has been treated as equivalent, for purposes of this report, to 60,300,234 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,995,823 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 609,093 units.

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

         The following table shows, by entity, the Properties (as defined below) that the Operating Partnership and its subsidiaries owned as of December 31, 2000:

Operating Partnership:     22 Office Properties and The Park Shops
                           at Houston Center

Crescent Real Estate       The Aberdeen, The Avallon, 125 E. John Carpenter
Funding I, L.P.:           Freeway, The Citadel, The Crescent Atrium, The
("Funding I")              Crescent Office Towers, Regency Plaza One, Carter
                           Burgess Plaza and Waterside Commons

Crescent Real Estate       Albuquerque Plaza, Barton Oaks Plaza One, Briargate
Funding II, L.P.:          Office and Research Center, Hyatt Regency
("Funding II")             Albuquerque, Hyatt Regency Beaver Creek, Las Colinas
                           Plaza, Liberty Plaza I & II, MacArthur Center I & II
                           Ptarmigan Place, Stanford Corporate Centre, Two
                           Renaissance Square and 12404 Park Central

Crescent Real Estate       Greenway Plaza Office Properties and Renaissance
Hotel Funding III,         Houston
IV and V, L.P.:
("Funding III, IV and
V")(1)

Crescent Real Estate       Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate       28 Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate       22 Office Properties and four Resort/Hotel Properties
Funding VIII, L.P.:
("Funding VIII")

Crescent Real Estate       Chancellor Park, Denver Marriott City Center, MCI
Funding IX, L.P.:          Tower, Miami Center, Reverchon Plaza, 44 Cook Street,
("Funding IX")             55 Madison and 6225 N. 24th Street

----------

(1) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

SEGMENTS

         As of December 31, 2000, the Operating Partnership's assets and operations were composed of four major investment segments:

         o    Office Segment;

         o    Resort/Hotel Segment;

         o    Residential Development Segment; and

         o    Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned directly or indirectly the following real estate assets (the "Properties") as of December 31, 2000:

         o OFFICE SEGMENT consisted of 78 office properties (collectively referred to as the "Office Properties") located in 27 metropolitan submarkets in seven states, with an aggregate of approximately
              28.7 million net rentable square feet and three retail properties with an aggregate of approximately 0.4 million net rentable square feet.

         o RESORT/HOTEL SEGMENT consisted of three luxury resorts and spas with a total of 566 rooms, two destination fitness resorts and spas that can accommodate up to 462 guests daily and four upscale business class hotels with a total of 1,769 rooms, (collectively referred to as the "Resort/Hotel Properties").

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 18 residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT, which, as of December 31, 2000, directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 438.9 million cubic feet (17.6 million square feet) of warehouse space.

         o OTHER As of December 31, 2000, the Operating Partnership owned 28 behavioral healthcare properties in 12 states (collectively referred to as the "Behavioral Healthcare Properties"). Subsequent to December 31, 2000, the Operating Partnership sold two Behavioral Healthcare Properties. The Operating Partnership has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 21 Behavioral Healthcare Properties.

         For purposes of investor communications, the Operating Partnership classifies its luxury resorts and spas, destination fitness resorts and spas and Residential Development Properties as a single group referred to as the "Destination Resort and Residential Properties." This group does not contain the four upscale business class hotels. Management groups the Destination Resort and Residential Properties together for promotional purposes based on their similar "destination" characteristics. Additionally, the Operating Partnership classifies its Temperature-Controlled Logistics Properties and its upscale business class hotels as "Other Investments." However, for purposes of segment reporting as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" and this Annual Report on Form 10-K, the Resort/Hotel Properties, including the upscale business class hotels, the Residential Development Properties and the Temperature-Controlled Logistics Properties are each considered a separate reportable segment.

         See "Note 4. Segment Reporting" for a table showing total revenues, funds from operations, and equity in net income of unconsolidated companies for each of these investment segments for the years ended December 31, 2000, 1999 and 1998 and identifiable assets for each of these investment segments at December 31, 2000 and 1999.

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

     Buildings and Improvements                    5 to 40 years
     Tenant Improvements                           Terms of leases
     Furniture, Fixtures and Equipment             3 to 5 years

         An impairment loss is recognized on a property by property basis on Properties classified as held for use, when expected undiscounted cash flows are less than the carrying value of the Property. In cases where the Operating Partnership does not expect to recover its carrying costs on a Property, the Operating Partnership reduces its carrying costs to fair value, and for Properties held for disposition, the Operating Partnership reduces its carrying costs to the fair value less costs to sell. See "Note 18. Dispositions" for a description of impairment losses recognized during 2000 and 1999.

         Depreciation expense is not recognized on Properties once classified as held for disposition.

CONCENTRATION OF REAL ESTATE INVESTMENTS

         The Operating Partnership's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of December 31, 2000, the Operating Partnership's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 77% of its office portfolio based on total net rentable square feet. The Dallas/Fort Worth Office Properties accounted for approximately 40% of that amount and the Houston Office Properties accounted for the remaining 37%. As a result of the geographic concentration, the operations of the Operating Partnership could be adversely affected by a recession or general economic downturn in the areas where these Properties are located.

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

OTHER ASSETS

         Other assets consist principally of leasing costs, deferred financing costs, hedging instruments and marketable securities. Leasing costs are amortized on a straight-line basis during the terms of the respective leases, and unamortized leasing costs are written off upon early termination of lease agreements. Deferred financing costs are amortized on a straight-line basis (which approximates the effective interest method) over the terms of the respective loans. Marketable securities are considered available-for-sale and are marked to market value on a monthly basis. The corresponding unrealized gains and losses are included in accumulated other comprehensive income. When a decline in the fair value of marketable securities is determined to be other than temporary, the cost basis is written down to fair value and the amount of the write-down is included in earnings for the applicable period.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Operating Partnership does not use derivative financing instruments for trading purposes, but utilizes them to manage exposure to variable-rate debt. The Operating Partnership accounts for its derivative instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was adopted in the third quarter of 1999.

         Under SFAS No. 133, the Operating Partnership's derivatives are considered cash flow hedges which are used to mitigate the variability of cash flows. On a monthly basis, the cash flow hedge is marked to fair value through comprehensive income and the cash flow hedge's gain or loss is reported in earnings when the interest on the underlying debt affects earnings. Any ineffective portion of the hedges is reported in earnings immediately.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents and short-term investments are reasonable estimates of their fair values because of the short maturities of these instruments. The fair value of notes receivable, which approximates carrying value, is estimated based on year-end interest rates for receivables of comparable maturity. Notes payable and borrowings under the Operating Partnership's prior line of credit with Fleet Boston Financial ("Fleet Boston Credit Facility") and the Operating Partnership's line of credit (the "UBS Facility") have aggregate carrying values which approximate their estimated fair values based upon the current interest rates for debt with similar terms and remaining maturities, without considering the adequacy of the underlying collateral. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2000 and 1999.

REVENUE RECOGNITION

         OFFICE PROPERTIES The Operating Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership of the Office Properties and accounts for its leases as operating leases. Income on leases, which includes scheduled increases in rental rates during the lease term and/or abated rent payments for various periods following the tenant's lease commencement date, is recognized on a straight-line basis. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received pursuant to the applicable lease provisions.

         RESORT/HOTEL PROPERTIES Because of the Company's status as a REIT for federal income tax purposes, the Operating Partnership does not operate the Resort/Hotel Properties. The Operating Partnership has leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to subsidiaries of Crescent Operating, Inc. ("COPI") pursuant to eight separate leases. The Omni Austin Hotel has been leased under a separate lease to HCD Austin Corporation. The leases provide for the payment by the lessee of the Resort/Hotel Property of
(i) base rent, with periodic rent increases if applicable, (ii) percentage rent based on a percentage of gross receipts or gross room revenues, as applicable, above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount for certain Resort/Hotel Properties. Base rental income under these leases is recognized on a straight-line basis over the terms of the respective leases. In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which prohibits contingent revenue from being accrued until the thresholds upon which it is based have been met. In accordance with SAB No. 101, percentage rental income was not recognized during the year 2000 until the thresholds upon which it is based had been met. This change did not have a material impact on the Operating Partnership's interim or annual financial statements.

         BEHAVIORAL HEALTHCARE PROPERTIES The Operating Partnership recognizes revenue received for the Behavioral Healthcare Properties on a cash basis.

INCOME TAXES

         No provision has been made for federal or state income taxes, because each partner's proportionate share of income or loss from the Operating Partnership will be passed through on such partner's tax return.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

EARNINGS PER UNIT OF PARTNERSHIP INTEREST

         SFAS No.128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------------
                                                     2000                                    1999
                                     -------------------------------------  -------------------------------------
                                                   Wtd. Avg.   Per Unit                    Wtd. Avg.   Per Unit
                                       Income        Units      Amount          Loss         Units      Amount
                                     ------------ ------------ -----------  ------------- ------------ ----------

BASIC EPS -
Net income available
   to partners
   before extraordinary item           $ 304,462       67,860                   $ 12,232       67,977
Series A Preferred
   Unit distributions                    (13,500)                                (13,500)
Share repurchase agreement return         (2,906)                                   (583)
Forward share purchase
   agreement return                           --                                  (4,317)
                                       ---------    ---------    -------        --------     --------   -------
Net income (loss) available to
   partners before extraordinary
   item                                $ 288,056       67,860    $ 4.24         $ (6,168)      67,977   $ (0.09)
Extraordinary item -
   extinguishment of debt                 (4,378)                 (0.06)              --                     --
                                       ---------    ---------    ------         --------     --------   -------
Net income (loss) available to
   partners                            $ 283,678       67,860    $ 4.18         $ (6,168)      67,977   $ (0.09)
                                       =========    =========    ======         ========     ========   =======

DILUTED EPS -
Net income (loss) available to
   partners before extraordinary
   item                                $ 288,056       67,860                   $ (6,168)      67,977
Effect of dilutive securities:
   Assumed conversion of
     Series B preferred units                 --           --                         --           --
   Additional units obligation
     relating to:
     Unit options                             --          598                         --          837
     Equity swap agreement                    --           --                         --           --
     Forward share purchase
       agreement                              --           --                         --          132
                                       ---------    ---------    ------         --------     --------   -------
Net income (loss) available to
   partners before extraordinary       $ 288,056       68,458    $ 4.21         $ (6,168)      68,946   $ (0.09)
   item
Extraordinary item -
   extinguishment of debt                 (4,378)                 (0.06)              --                     --
                                       ---------    ---------    ------         --------     --------   -------

Net income (loss) available to
   partners                            $ 283,678       68,458    $ 4.15         $ (6,168)      68,946   $ (0.09)
                                       =========    =========    ======         ========     ========   =======


                                          FOR THE YEAR ENDED DECEMBER 31,
                                        -----------------------------------
                                                       1998
                                        -----------------------------------
                                                     Wtd. Avg.    Per Unit
                                          Income       Units       Amount
                                        ----------- ----------- -----------

BASIC EPS -
Net income available
   to partners
   before extraordinary item             $ 181,711      66,214
Series A Preferred
   Unit distributions                      (11,700)
Share repurchase agreement return               --
Forward share purchase
   agreement return                         (3,316)
                                         ---------    --------      ------
Net income (loss) available to
   partners before extraordinary
   item                                  $ 166,695      66,214      $ 2.52
Extraordinary item -
   extinguishment of debt                       --                      --
                                         ---------    --------      ------
Net income (loss) available to
   partners                              $ 166,695      66,214      $ 2.52
                                         =========    ========      ======

DILUTED EPS -
Net income (loss) available to
   partners before extraordinary
   item                                  $ 166,695      66,214
Effect of dilutive securities:
   Assumed conversion of
     Series B preferred units                   --       1,952
   Additional units obligation
     relating to:
     Unit options                               --       1,739
     Equity swap agreement                      --          92
     Forward share purchase
       agreement                             3,316         197
                                         ---------    --------      -------
Net income (loss) available to
   partners before extraordinary         $ 170,011      70,194      $ 2.42
   item
Extraordinary item -
   extinguishment of debt                       --                      --
                                         ---------    --------      -------

Net income (loss) available to
   partners                              $ 170,011      70,194      $ 2.42
                                         =========    ========      =======

         The effect of the conversion of the Series A Convertible Cumulative Preferred Units is not included in the computation of Diluted EPS for the years ended December 31, 2000, 1999 and 1998, since the effect of their conversion is antidilutive.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------------
                                                                             2000              1999               1998
                                                                          ---------          ---------         ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid on debt ...........................................         $ 202,478          $ 188,475         $ 145,603
Additional interest paid in conjunction with cash flow
   hedges .......................................................             1,042                344                --
                                                                          ---------          ---------         ---------
Total Interest Paid .............................................         $ 203,520          $ 188,819         $ 145,603
                                                                          =========          =========         =========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Issuance of Operating Partnership units in conjunction
    with settlement of an obligation ............................         $   2,125          $   1,786         $  19,972
Unit obligation in conjunction with an
    investment ..................................................                --                 --            21,000
Mortgage note assumed in conjunction with property
   acquisitions .................................................                --                 --            46,934
Debt incurred in conjunction with the termination of
    equity swap agreement .......................................                --                 --           184,299
Acquisition of partnership interests ............................                --              3,774                --
Unrealized gain (loss) on available-for-sale securities .........            (7,584)            17,216            (5,037)
Forward Share Purchase Agreement Return .........................                --              4,317             3,316
Share Repurchase Agreement Return ...............................             2,906                583                --
Impairment and other charges related to the
     behavioral healthcare assets ...............................             9,349            162,038                --
Carrying value in excess of market value of asset held
     for sale ...................................................                --             16,800                --
Adjustment of cash flow hedge to fair value .....................           (11,609)               280                --
Equity investment in a tenant in exchange
      for office space/other investment ventures ................             4,485                 --                --
Impairment related to investments in unconsolidated
     companies ..................................................             8,525                 --                --

3.  PROPERTIES HELD FOR DISPOSITION:

OFFICE SEGMENT

         In pursuit of management's objective to dispose of non-strategic and non-core assets, at December 31, 2000, the Operating Partnership was actively marketing for sale or joint venture its interest in three Office Properties, which are included in the Net Investment in Real Estate of $3,126,110. The Property being actively marketed for sale is Washington Harbour located in Washington, D.C. The Properties being actively marketed for joint venture are Four Westlake Park located in Houston, Texas and Bank One Tower located in Austin, Texas. The carrying value of these Properties at December 31, 2000 was approximately $270,863.

         The following table summarizes the condensed results of operations for the year ended December 31, 2000, 1999 and 1998 for the Office Properties held for disposition or joint venture. Depreciation expense has not been recognized since the dates on which these Properties were classified as held for sale or joint venture.

                                                           FOR THE YEAR
                                                        ENDED DECEMBER 31,
                                            ------------------------------------------
                                             2000              1999             1998
                                            --------         --------         --------

               Revenue                      $ 42,652         $ 39,613         $ 29,238
               Operating Expenses             15,463           14,213            9,887
                                            --------         --------         --------
               Net Operating Income         $ 27,189         $ 25,400         $ 19,351 (1)
                                            ========         ========         ========

----------

(1) Washington Harbour and Four Westlake Park were acquired during 1998. Net operating income is included for the periods which the Operating Partnership owned these Properties.

BEHAVIORAL HEALTHCARE PROPERTIES

         As of December 31, 2000, the Operating Partnership owned 28 Behavioral Healthcare Properties, all of which were classified as held for disposition. The carrying value of the Behavioral Healthcare Properties at December 31, 2000 was approximately $68,450. During the year ended December 31, 2000, the Operating Partnership recognized an impairment loss of approximately $9,349 on the Behavioral Healthcare Properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for 13 of the 28 Behavioral Healthcare Properties. Depreciation expense has not been recognized since the dates the Behavioral Healthcare Properties were classified as held for sale.

         Subsequent to December 31, 2000, the Operating Partnership sold two Behavioral Healthcare Properties. See "Note 21. Subsequent Events." The Operating Partnership also has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 21 Behavioral Healthcare Properties.

4.   SEGMENT REPORTING

         The Operating Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" beginning with the year ended December 31, 1998. The Operating Partnership currently has four major investment segments: the Office segment; the Resort/Hotel segment; the Residential Development segment; and the Temperature-Controlled Logistics segment. Management organizes the segments within the Operating Partnership based on property type for making operating decisions and assessing performance. Investment segments for SFAS No. 131 are determined on the same basis.

         As of December 31, 2000, the Operating Partnership owned 28 Behavioral Healthcare Properties in 12 states, which were previously considered a separate reportable segment. At December 31, 2000, the Operating Partnership's investment in the Behavioral Healthcare Properties represented approximately 1% of its total assets and approximately 2% of its consolidated rental revenues. Therefore, the Behavioral Healthcare Properties will no longer be considered a separate segment.

         The Operating Partnership uses funds from operations ("FFO") as the measure of segment profit or loss. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), effective January 1, 2000, and as used in this document, means:

         o Net Income (Loss) - determined in accordance with generally accepted accounting principles ("GAAP");

              o excluding gains (or losses) from sales of depreciable operating property;

              o   excluding extraordinary items (as defined by GAAP);

              o   plus depreciation and amortization of real estate assets; and

              o after adjustments for unconsolidated partnerships and joint ventures.

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events, except for (i) those that are defined as "extraordinary items" under GAAP and
(ii) gains or losses from sales of depreciable operating property. The Operating Partnership has adopted the revised definition of FFO effective as of January 1, 2000. Under the prior definition of FFO, for the year ended December 31, 1999, FFO was approximately $355,777, which excluded $15,000 paid in connection with the settlement and release of all claims between the Company and Station Casinos, Inc. ("Station") arising out of the agreement and plan of merger between the Company and Station. Because this settlement is not considered an "extraordinary item" under GAAP, FFO for the year ended December 31, 1999 would have been approximately $340,777, which would have included the $15,000 settlement payment, if the revised definition of FFO had been in effect. For the year ended December 31, 1998, FFO was approximately $360,148, which excluded $18,435 in costs associated with unsuccessful acquisitions. Since these costs were not "extraordinary items" under GAAP, FFO for the year ended December 31, 1998 would have been approximately $341,713, which would have included the $18,435 in unsuccessful acquisition costs, if the revised definition of FFO had been in effect. The Operating Partnership considers FFO an appropriate measure of performance for the Operating Partnership, and for its investment segments. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

         Selected financial information related to each segment for the years ended December 31, 2000, 1999 and 1998 is presented below.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                  2000           1999          1998
                                                               ---------      ---------      ---------
REVENUES:
    Office Segment                                             $ 606,040      $ 614,493      $ 563,005
    Resort/Hotel Segment                                          72,114         65,237         53,355
    Residential Development Segment                                   --             --             --
    Temperature-Controlled Logistics Segment                          --             --             --
    Corporate and Other(1)                                        61,543         66,549         81,983
                                                               ---------      ---------      ---------
TOTAL REVENUE                                                  $ 739,697      $ 746,279      $ 698,343
                                                               =========      =========      =========

FUNDS FROM OPERATIONS:
    Office Segment                                             $ 361,574      $ 367,830      $ 325,442
    Resort/Hotel Segment                                          71,446         64,079         52,375
    Residential Development Segment                               78,600         74,597         58,892
    Temperature-Controlled Logistics Segment                      33,563         37,439         28,626
    Corporate and other adjustments:
      Interest expense                                          (203,197)      (192,033)      (152,214)
      Series A Preferred Unit distributions                      (13,500)       (13,500)       (11,700)
      Other(1)                                                    43,776         33,639         74,991
      Corporate general & administrative                         (24,073)       (16,274)       (16,264)
                                                               ---------      ---------      ---------
    Total Funds from Operations - old definition               $ 348,189      $ 355,777      $ 360,148

      Settlement of merger dispute                                    --        (15,000)            --
      Write-off of costs associated with unsuccessful
      acquisitions                                                    --             --        (18,435)
                                                               ---------      ---------      ---------
    TOTAL FUNDS FROM OPERATIONS - NEW DEFINITION               $ 348,189      $ 340,777      $ 341,713

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS
    TO NET INCOME:
    Depreciation and amortization of real estate assets         (119,999)      (128,403)      (115,678)
    Gain on rental property sales, net                           128,355        (16,361)            --
    Impairment and other charges related to the behavioral
      healthcare assets                                           (9,349)      (136,435)            --
    Extraordinary item - extinguishment of debt                   (4,378)            --             --
    Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies:
        Office Properties                                         (4,973)        (6,110)        (2,530)
        Residential Development Properties                       (25,130)       (31,725)       (25,379)
        Temperature-Controlled Logistics Properties              (26,131)       (22,400)       (28,115)
        Other                                                         --           (611)            --
    Series A Preferred unit distributions                         13,500         13,500         11,700
                                                               ---------      ---------      ---------
NET INCOME                                                     $ 300,084      $  12,232      $ 181,711
                                                               =========      =========      =========

EQUITY IN NET INCOME OF UNCONSOLIDATED
    COMPANIES:
      Office Properties                                        $   3,164      $   5,265      $   4,159
      Resort/Hotel Properties                                         --             --             --
      Residential Development Properties                          53,470         42,871         33,517
      Temperature-Controlled Logistics Properties                  7,432         15,039            512
      Other                                                       11,645          5,122          1,129
                                                               ---------      ---------      ---------
TOTAL EQUITY IN NET INCOME OF
    UNCONSOLIDATED COMPANIES                                   $  75,711      $  68,297      $  39,317
                                                               =========      =========      =========


                                                                 BALANCE AT DECEMBER 31,
                                                               --------------------------
                                                                   2000           1999
                                                               -----------    -----------

IDENTIFIABLE ASSETS:
    Office Segment                                             $ 3,019,450    $ 3,257,429
    Resort/Hotel Segment                                           474,655        502,816
    Residential Development Segment                                305,187        279,197
    Temperature-Controlled Logistics Segment                       308,035        293,243
    Other(1)                                                       709,123        618,735
                                                               -----------    -----------
TOTAL IDENTIFIABLE ASSETS                                      $ 4,816,450    $ 4,951,420
                                                               ===========    ===========

----------

(1) For purposes of this Note, the Behavioral Healthcare Properties' financial information has been included in this line item.

         At December 31, 2000, COPI was the Operating Partnership's largest lessee in terms of total revenues. COPI was the lessee of eight of the Resort/Hotel Properties for the year ended December 31, 2000. Total revenues received from COPI for the year ended December 31, 2000 were approximately 9% of the Operating Partnership's total revenues.

         See "Note 5. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Temperature-Controlled Logistics Properties" for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

5. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

        The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies or equity investments:

                                                                                          OPERATING PARTNERSHIP'S OWNERSHIP
                  ENTITY                                   CLASSIFICATION                    AS OF DECEMBER 31, 2000(1)
--------------------------------------------     -----------------------------------      ---------------------------------

Desert Mountain Development Corporation          Residential Development Corporation                  95%(2)
The Woodlands Land Company, Inc.                 Residential Development Corporation                  95%(2)
Crescent Development Management Corp.            Residential Development Corporation                  90%(2)
Mira Vista Development Corp.                     Residential Development Corporation                  94%(2)
Houston Area Development Corp.                   Residential Development Corporation                  94%(2)
Temperature-Controlled Logistics Partnership       Temperature-Controlled Logistics                   40%
The Woodlands Commercial                             Office (office/venture tech
    Properties Company, L.P.                                  portfolio)                            42.5%
Main Street Partners, L.P.                            Office (office property -
                                                           Bank One Center)                           50%
DBL Holdings, Inc.                                              Other                               97.4%
Metropolitan Partners, LLC                                      Other                                    (3)
CRL Investments, Inc.                                           Other                                 95%
CRL License, LLC                                                Other                               28.5%

----------

(1) Investments in which the Operating Partnership does not have a controlling interest are accounted for under the equity method.

(2) See "Item 2. Properties" and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(3) The Operating Partnership's $85,000 preferred member interest in Metropolitan Partners, LLC ("Metropolitan") at December 31, 2000, would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Operating Partnership. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Operating Partnership may convert the interest either into
     (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson Associates Realty Corporation at a conversion price of $24.61.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         AmeriCold Logistics, LLC ("AmeriCold Logistics"), as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases. Each of the leases has an initial term of 15 years, subject to two, five-year renewal options and provides for the payment of base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. AmeriCold Logistics is also required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5,000 annually. In addition, the leases permit AmeriCold Logistics to defer a portion of the rent for the Temperature-Controlled Logistics Properties for up to three years beginning on March 12, 1999, to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

         The leases provide for total lease payments (including the effect of straight-lining rents), of $164,464 and $133,100 for the year ended December 31, 2000 and the period from March 12, 1999 to December 31, 1999, of which AmeriCold Logistics deferred $19,000 and $5,400, for the respective periods. As of December 31, 2000, the following table shows the deferred rent and the valuation allowance, and the Operating Partnership's share of each.

                                                            DEFERRED RENT                   VALUATION ALLOWANCE
                                                     ----------------------------      ----------------------------
                                                                      OPERATING                         OPERATING
                                                                    PARTNERSHIP'S                     PARTNERSHIP'S
                                                       TOTAL          PORTION           TOTAL           PORTION
                                                     --------       -------------      --------       -------------

For the year ended December 31,
2000                                                 $ 19,000         $  7,500         $ 16,300         $ 6,500
1999                                                    5,400            2,100               --              --
                                                     --------         --------         --------         -------

Balance at December 31, 2000                         $ 24,400         $  9,600         $ 16,300         $ 6,500
                                                     ========         ========         ========         =======

         On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146,000, the adjustment of the rental obligation for 2002 to $150,000 (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5,000 to $9,500 (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid from March 11, 2002 to December 31, 2003.

OFFICE PROPERTIES

         During the year ended December 31, 2000, the Woodlands Commercial Properties Company, L.P. sold four office/venture tech properties located within The Woodlands. See "Note 18. Dispositions."

OTHER

         During the year ended December 31, 2000, the Operating Partnership recognized an impairment loss of $8,525, which is included in Gain on Property Sales, Net, on a real estate investment fund that holds marketable securities, in which the Operating Partnership has an interest.

         The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Temperature-Controlled Logistics," "Office" and "Other," as applicable, as of December 31, 2000, 1999 and 1998.


BALANCE SHEETS:

                                                                            BALANCE AT DECEMBER 31, 2000
                                                          ------------------------------------------------------------------
                                                          RESIDENTIAL       TEMPERATURE-
                                                          DEVELOPMENT        CONTROLLED
                                                          CORPORATIONS        LOGISTICS          OFFICE             OTHER
                                                          ------------      ------------       -----------       -----------

Real estate, net                                           $   798,312       $ 1,303,810       $   394,724
Cash                                                            59,639            19,606            34,599
Other assets                                                   196,547            82,883            34,897
                                                           -----------       -----------       -----------
     Total assets                                          $ 1,054,498       $ 1,406,299       $   464,220
                                                           ===========       ===========       ===========

Notes payable                                              $   255,356       $   561,321       $   251,785
Notes payable to the Operating Partnership                     189,932            11,333                --
Other liabilities                                              388,980            78,042            46,054
Equity                                                         220,230           755,603           166,381
                                                           -----------       -----------       -----------
      Total liabilities and equity                         $ 1,054,498       $ 1,406,299       $   464,220
                                                           ===========       ===========       ===========

Operating Partnership's share of unconsolidated debt       $   103,100       $   224,528       $   118,485
                                                           ===========       ===========       ===========

Operating Partnership's investments in real estate
  mortgages and equity of unconsolidated companies         $   305,187       $   308,035       $    98,308       $   133,787
                                                           ===========       ===========       ===========       ===========


SUMMARY STATEMENTS OF OPERATIONS:

                                                                   FOR THE YEAR ENDED DECEMBER 31, 2000
                                                          -------------------------------------------------------
                                                          RESIDENTIAL       TEMPERATURE-
                                                          DEVELOPMENT        CONTROLLED
                                                          CORPORATIONS        LOGISTICS          OFFICE             OTHER
                                                          ------------      ------------       -----------       -----------

Total revenues                                             $ 544,792         $ 154,341          $  89,841
Expenses:
   Operating expense                                         402,577            21,982(1)          34,261
   Interest expense                                            7,223            46,637             25,359
   Depreciation and amortization                              16,311            57,848             20,673
   Taxes                                                      33,214             7,311                 --
   Other (income) expense                                         --            (2,886)                --
                                                           ---------         ---------          ---------
Total expenses                                             $ 459,325         $ 130,892          $  80,293
                                                           ---------         ---------          ---------

Net income                                                 $  85,467         $  23,449(1)       $   9,548
                                                           =========         =========          =========


Operating Partnership's equity in net income
  of unconsolidated companies                              $  53,470         $   7,432          $   3,164         $  11,645
                                                           =========         =========          =========         =========

----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

BALANCE SHEETS:

                                                                              DECEMBER 31, 1999
                                                          -----------------------------------------------------------
                                                          RESIDENTIAL     TEMPERATURE-
                                                          DEVELOPMENT     CONTROLLED
                                                          CORPORATIONS     LOGISTICS        OFFICE           OTHER
                                                          ------------    ------------     ----------      ----------
Real estate, net                                           $  692,033      $1,335,326      $  433,632
Cash                                                           30,184           8,295          24,223
Other assets                                                  193,712         187,695          40,067
                                                           ----------      ----------      ----------
     Total assets                                          $  915,929      $1,531,316      $  497,922
                                                           ==========      ==========      ==========

Notes payable                                              $  321,655      $  594,398      $  296,858
Notes payable to the Operating Partnership                    148,990          11,333              --
Other liabilities                                             228,657         168,777          24,467
Equity                                                        216,627         756,808         176,597
                                                           ----------      ----------      ----------
      Total liabilities and equity                         $  915,929      $1,531,316      $  497,922
                                                           ==========      ==========      ==========


Operating Partnership's share of unconsolidated debt       $  160,169      $  235,382      $  137,779
                                                           ==========      ==========      ==========

Operating Partnership's investments in real estate
  mortgages and equity of unconsolidated companies         $  279,197      $  293,243      $  100,131      $  139,923
                                                           ==========      ==========      ==========      ==========

SUMMARY STATEMENTS OF OPERATIONS:

                                                            FOR THE YEAR ENDED DECEMBER 31, 1999
                                                 ---------------------------------------------------------
                                                 RESIDENTIAL   TEMPERATURE-
                                                 DEVELOPMENT    CONTROLLED
                                                 CORPORATIONS    LOGISTICS        OFFICE          OTHER
                                                 ------------  ------------      ---------       ---------

Total revenues                                    $ 502,583      $ 264,266       $  78,534
Expenses:
   Operating expense                                394,858        127,516(1)       27,008
   Interest expense                                   4,920         47,273          19,321
   Depreciation and amortization                     14,295         54,574          19,273
   Taxes                                             22,549         (6,084)             --
                                                  ---------       ---------       ---------
Total expenses                                    $ 436,622      $ 223,279       $  65,602
                                                  ---------       ---------       ---------

Net income                                        $  65,961      $  40,987(1)     $  12,932
                                                  =========       =========       =========

Operating Partnership's equity in net income
  of unconsolidated companies                     $  42,871      $  15,039       $   5,265       $   5,122
                                                  =========      =========       =========       =========

----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

SUMMARY STATEMENTS OF OPERATIONS:

                                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                                ----------------------------------------------------
                                                RESIDENTIAL   TEMPERATURE-
                                                DEVELOPMENT    CONTROLLED
                                                CORPORATIONS    LOGISTICS      OFFICE        OTHER
                                                ------------  ------------    --------      --------

Total revenues                                    $372,378      $567,845      $ 69,326
Expenses:
   Operating expense                               283,138       448,972(1)     28,259
   Interest expense                                  4,231        45,701        17,962
   Depreciation and amortization                     8,572        59,363        13,959
   Taxes                                            21,227         4,548            --
                                                  --------      --------      --------
Total expenses                                    $317,168      $558,584      $ 60,180
                                                  --------      --------      --------

Net income                                        $ 55,210      $  9,261(1)   $  9,146
                                                  ========      ========      ========

Operating Partnership's equity in net income
  of unconsolidated companies                     $ 33,517      $    512      $  4,159      $  1,129
                                                  ========      ========      ========      ========

----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

6. OTHER ASSETS, NET:

     Other Assets, Net consist of the following:

                                      BALANCE AT DECEMBER 31,
                                     -------------------------
                                       2000             1999
                                     ---------       ---------

Leasing costs                        $ 123,036       $  99,232
Deferred financing costs                48,645          41,564
Escrow deposits                            401             550
Prepaid expenses                         3,690           2,759
Marketable securities                   50,321          40,944
Hedging instruments                    (11,587)            280
Other                                   23,542          21,434
                                     ---------       ---------
                                     $ 238,048       $ 206,763
Less - Accumulated amortization        (77,644)        (60,466)
                                     ---------       ---------
                                     $ 160,404       $ 146,297
                                     =========       =========

7. NOTES PAYABLE AND BORROWINGS UNDER UBS FACILITY:

The following is a summary of the Operating Partnership's debt financing at December 31, 2000 and 1999:

                                                                                                          BALANCE AT DECEMBER 31,
                                                                                                          -----------------------
                                                                                                             2000         1999
                                                                                                          ---------     ---------

SECURED DEBT

  UBS Term Loan II,(1) secured by the Funding VIII Properties and the Washington Harbour Office
  Properties (see description of UBS Facility below) .................................................     $326,677     $     --

  Fleet Boston Financial ("Fleet Boston") (formerly BankBoston) Term Note I due October 30,
  2001, bears interest at the Eurodollar rate plus 325 basis points of the Base Rate (as defined in the Term Note Agreement) plus 100 basis points (at December 31, 1999, the rate was 9.38%
  based on the Eurodollar rate) with a three-year interest-only term, secured by Greenway I and IA,
  Four Westlake Park, Washington Harbour, Bank One Tower, Frost Bank Plaza, Central Park
  Plaza, 3333 Lee Parkway, The Addison and Reverchon Plaza Office Properties with a combined
  book value of $416,852 at December 31, 1999 ........................................................           --      320,000

  AEGON Note(2) due July 1, 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V
  Properties with a combined book value of $249,222 ..................................................      274,320      278,392

  LaSalle Note I(3) bears interest at 7.83% with an initial seven-year interest-only term (through
  August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027, secured by the Funding I Properties with a combined book
  value of $282,792 ..................................................................................      239,000      239,000

  Fleet Boston Term Note II(4) due August 31, 2003, bears interest at the 30-day LIBOR rate plus
  400 basis points (at December 31, 2000, the interest rate was 10.63%) with a four-year interest-
  only term, secured by equity interests in Funding I and II with a combined book value
  of $200,000 ........................................................................................      200,000      200,000

  JP Morgan Mortgage Note(5) due October 1, 2016, bears interest at a fixed rate of 8.31% with a two-year interest-only term (through October 2001), followed by principal amortization based on a 15-year amortization schedule through maturity in October 2016, secured by the Houston
  Center mixed-use Office Property complex with a combined book value of $241,616 ....................      200,000      200,000

  LaSalle Note II(6) bears interest at 7.79% with an initial seven-year interest-only term (through
  March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028, secured by the Funding II Properties with a combined book
  value of $303,228 ..................................................................................      161,000      161,000

  UBS Term Loan I,(1) secured by the Funding VIII Properties and the Washington Harbour Office
  Properties (see description of UBS Facility below) .................................................      146,775           --

  SFT Whole Loans, Inc. Note due September 30, 2001, bears interest at 30-day LIBOR plus 1.75% (at December 31, 2000, the rate was 8.57%) with an interest-only term, secured
  by the Fountain Place Office Property with a book value of $112,332 ................................       97,123       97,123

  UBS Line of Credit,(1) secured by the Funding VIII Properties and the Washington Harbour
  Properties (see description of UBS Facility below) .................................................       80,000           --

  CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center Resort/Hotel Property
  with a combined book value of $93,555 ..............................................................       63,500       63,500

                                                                                                            BALANCE AT DECEMBER 31,
                                                                                                           -------------------------
                                                                                                              2000           1999
                                                                                                           ----------     ----------

SECURED DEBT (CONTINUED)

  Metropolitan Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Energy Centre Office
  Property with a book value of $56,731 at December 31, 1999 .........................................     $       --     $   43,623

  Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran
  Center Office Properties with a combined book value of $68,879 .....................................         39,219         39,700

  Northwestern Life Note due January 2003, bears interest at 7.66% with an interest-only term,
  secured by the 301 Congress Avenue Office Property with a book value of $43,819 ....................         26,000         26,000

  Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The
  Woodlands Office Properties with a combined book value of $12,464 ..................................          9,263         11,388

  Nomura Funding VI Note(7) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in July 2020,
  secured by the Funding VI Property with a book value of $32,659 ....................................          8,330          8,480

  Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization schedule, secured by a parcel of land
  with a book value of $16,894 .......................................................................            688            723

UNSECURED DEBT

  Line of Credit with Fleet Boston ("Fleet Boston Credit Facility")(8) ...............................             --        510,000

  2007 Notes(9) bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
  September 2007 .....................................................................................        250,000        250,000

  2002 Notes(9) bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
  September 2002 .....................................................................................        150,000        150,000
                                                                                                           ----------     ----------
     Total Notes Payable .............................................................................     $2,271,895     $2,598,929
                                                                                                           ==========     ==========

----------

(1) The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000. As amended, the UBS Facility consists of three tranches: the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II. For a further description of the UBS Facility, see "UBS Facility" below.

(2) The outstanding principal balance of this note at maturity will be approximately $224,100.

(3) In August 2007, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,500.

(4) This loan is secured by partnership interests in two pools of assets that also secure the LaSalle Note I and the LaSalle Note II.

(5) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October
     2006) by making a final payment of approximately $177,800.

(6) In March 2006, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,100.

(7) The Operating Partnership has the option to defease the note by purchasing Treasury obligations in an amount sufficient to pay the note without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date.

(8) At December 31, 1999, the Operating Partnership's borrowing capacity under the Fleet Boston Credit Facility was $560,000, of which $510,000 was outstanding. The interest rate on advances under the Fleet Boston Credit Facility was the Eurodollar plus 137 basis points. For the year ended December 31, 1999, the weighted average interest rate was 6.84%. The Fleet Boston Credit Facility was unsecured and was scheduled to expire in June 2000. It was repaid and retired with proceeds received from the UBS Facility.

(9)  The notes were issued in an offering registered with the SEC.

     Below are the aggregate principal amounts due as of December 31, 2000 under the UBS Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

                 SECURED         UNSECURED         TOTAL
                ----------      ----------      ----------

2001            $  112,091      $       --      $  112,091
2002                73,913         150,000         223,913
2003               467,835              --         467,835
2004               343,534              --         343,534
2005                53,863              --          53,863
Thereafter         820,659         250,000       1,070,659
                ----------      ----------      ----------
                $1,871,895      $  400,000      $2,271,895
                ==========      ==========      ==========

UBS FACILITY

     On February 4, 2000, the Operating Partnership repaid and retired the Fleet Boston Credit Facility and the Fleet Boston Term Note I primarily with the proceeds of the UBS Facility. The UBS Facility is a secured, variable-rate facility that is currently funded by a syndicate of 23 banks and institutions led by UBS AG ("UBS") and Fleet Boston. The borrowing capacity under the UBS Facility is currently limited to $720,848. The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000, and, as amended, consists of three tranches: the UBS Line of Credit, a three-year $300,000 revolving line of credit (currently limited to $247,396 of borrowing capacity); the UBS Term Loan I, a $146,775 three-year term loan; and the UBS Term Loan II, a $326,677 four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at December 31, 2000, were approximately $80,000, $146,775 and $326,677, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of December 31, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 9.20%, and the interest rate on the UBS Term Loan II was 9.46%. The weighted average interest rate on the UBS Line of Credit for the year ended December 31, 2000 was 8.91%. During the year ended December 31, 2000, the Operating Partnership sold six Office Properties securing the UBS Facility. The net proceeds of the sale of these Properties were used to repay amounts outstanding under the UBS Facility. As of December 31, 2000, the UBS Facility was secured by 25 Office Properties and four Resort/Hotel Properties with a combined book value of $1,042,207. The UBS Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Operating Partnership was in compliance with all covenants related to the UBS Facility for the December 31, 2000 reporting period.

     In connection with the retirement of the Fleet Boston Credit Facility and the Fleet Boston Term Note I, the Operating Partnership wrote off $4,378 of deferred financing costs, which are included in Extraordinary Item - Extinguishment of Debt.

8. CASH FLOW HEDGES

     The Operating Partnership does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable-rate debt. The Operating Partnership accounts for its derivative instruments under SFAS No. 133, which was adopted in the third quarter of 1999.

     The Operating Partnership has entered into three cash flow hedge agreements, all of which are designated as cash flow hedges of LIBOR-based interest payments, made by the Operating Partnership during each month, that repriced closest to two London Banking Days prior to the designated reset dates of each hedge agreement. The Operating Partnership uses the cumulative approach, as described in Derivatives Implementation Group ("DIG") Issue E8, to assess effectiveness of the cash flow hedges. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The measurement of hedge ineffectiveness will be based on the cumulative dollar offset method. Under this method, the Operating Partnership will compare the changes in the floating rate leg of each cash flow hedge to the floating rate cash flows of the hedged items. All of the cash flow hedges are expected to be highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in comprehensive income. The effective portion that has been deferred in comprehensive income will be reclassified to earnings when the hedged items impact earnings. If any of the cash flow hedges fall outside 80%-125% effectiveness, all changes in the fair value of those cash flow hedges will be recognized in earnings during the current period.

     On September 1, 1999, the Operating Partnership entered into a four-year cash flow hedge agreement with Salomon Brothers Holding Company, Inc. ("Salomon") for a notional amount of $200,000. The Operating Partnership designates the agreement as a cash flow hedge of the LIBOR-based interest payments, made by the Operating Partnership during each month, that repriced closest to two London Banking Days prior to the first of September, December, March and June through September 1, 2003 that, in the aggregate for each period, are payments on $200,000 principal of its then existing LIBOR indexed floating rate loans. The cash flow hedge can be matched against $200,000 of the designated pool of variable-rate LIBOR indexed debt principal. During the year ended December 31, 2000, the cash flow hedge agreement with Salomon resulted in a reduction of approximately $604 of interest expense. As of December 31, 2000, the fair value of the cash flow hedge was approximately ($2,184).

     Effective February 4, 2000, the Operating Partnership entered into a three-year cash flow hedge agreement with Fleet Boston, for a notional amount of $200,000. The Operating Partnership designates the agreement as a cash flow hedge of the LIBOR-based interest payments, made by the Operating Partnership during each month, that repriced closest to two London Banking Days prior to the third of every month through February 3, 2003 that, in the aggregate for each month, are payments on $200,000 principal of its then existing LIBOR indexed floating rate loans. The cash flow hedge can be matched against $200,000 of the designated pool of variable-rate LIBOR indexed debt principal. During the year ended December 31, 2000, the cash flow hedge agreement with Fleet Boston resulted in approximately $1,246 of additional interest expense. As of December 31, 2000, the fair value of the cash flow hedge was approximately ($5,893).

     Effective April 18, 2000, the Operating Partnership entered into a four-year cash flow hedge agreement with Fleet Boston, for a notional amount of $100,000. The Operating Partnership designates the agreement as a cash flow hedge of the LIBOR-based interest payments, made by the Operating Partnership during each month, that repriced closest to two London Banking Days prior to the 18th of every month through April 18, 2004 that, in the aggregate for each month, are payments on $100,000 principal of its then existing LIBOR indexed floating rate loans. The cash flow hedge can be matched against $100,000 of the designated pool of variable-rate LIBOR indexed debt principal. Fleet Boston has an option to terminate the agreement at the end of the third year of the agreement. Since Fleet Boston has the option to terminate the cash flow hedge early, any changes in the time value of the cash flow hedge will be recorded through earnings. During the year ended December 31, 2000, the cash flow hedge agreement with Fleet Boston resulted in approximately $400 of additional interest expense. As of December 31, 2000, the fair value of the cash flow hedge was approximately ($3,510).

9. RENTALS UNDER OPERATING LEASES:

     The Operating Partnership receives rental income from the leasing of Office Property and Resort/Hotel Property space under operating leases. For noncancelable operating leases for Properties owned as of December 31, 2000, future minimum rentals (base rents) during the next five years and thereafter (excluding tenant reimbursements of operating expenses for Office Properties) are as follows:

                  OFFICE       RESORT/HOTEL      COMBINED
                PROPERTIES      PROPERTIES      PROPERTIES
                ----------     ------------     ----------

2001            $  438,421      $   40,398      $  478,819
2002               389,454          41,498         430,952
2003               326,752          41,698         368,450
2004               247,055          42,655         289,710
2005               184,955          36,460         221,415
Thereafter         505,681          50,145         555,826
                ----------      ----------      ----------
                $2,092,318      $  252,854      $2,345,172
                ==========      ==========      ==========

     Generally, the Office Property leases also require that each tenant reimburses the Operating Partnership for increases in operating expenses above operating expenses during the base year of the tenant's lease. These amounts totaled $91,735, $92,865 and $78,708 for the years ended December 31, 2000, 1999 and 1998, respectively. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences adjusted at year end based upon actual expenses.

     The Operating Partnership recognized percentage rental income from the Resort/Hotel Properties of approximately $24,622, $19,648 and $13,848 for the years ended December 31, 2000, 1999 and 1998, respectively.

     See "Note 2. Summary of Significant Accounting Policies," for further discussion of revenue recognition, and "Note 4. Segment Reporting," for further discussion of significant tenants.

10. COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

     The Operating Partnership has 13 Properties located on land that is subject to long-term ground leases which expire between 2015 and 2080. The Operating Partnership also leases parking spaces in a parking garage adjacent to one of its Properties pursuant to a lease expiring in 2021. Lease expense associated with these leases during each of the three years ended December 31, 2000, 1999, and 1998 was $2,869, $2,642, and $2,482, respectively. Future minimum lease payments due under such leases as of December 31, 2000, are as follows:

                                              LEASES
                                            COMMITMENTS
                                            -----------
2001                                          $ 2,003
2002                                            1,930
2003                                            1,936
2004                                            1,940
2005                                            1,946
Thereafter                                     88,846
                                              -------
                                              $98,601
                                              =======

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

11. STOCK AND UNIT BASED COMPENSATION PLANS:

STOCK OPTION PLANS

     The Company has two stock incentive plans, the 1995 Stock Incentive Plan (the "1995 Plan") and the 1994 Stock Incentive Plan (the "1994 Plan"). The maximum number of options and/or restricted shares that the Company may grant under the 1995 Plan is 2,850,000 shares. The maximum aggregate number of shares available for grant under the 1995 Plan increases automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of common shares and units outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of January 1, 2000, the number of shares the Company may grant under the 1995 Plan is 9,650,505. Under the 1995 Plan, the Company had granted, net of forfeitures, options and restricted shares of 8,788,960 and 23,718 respectively, through December 31, 2000. Due to the approval of the 1995 Plan, additional options and restricted shares will no longer be granted under the 1994 Plan. Under the 1994 Plan, the Company had granted, net of forfeitures, 2,509,800 options and no restricted shares. Under both Plans, options are granted at a price not less than the market value of the shares on the date of grant and expire ten years from the date of grant. The options that have been granted under the 1995 Plan vest over five years, with the exception of 500,000 options that vest over two years, 250,000 options that vest over three and a half years and 60,000 options that vest six months from the initial date of grant. The options that have been granted under the 1994 Plan vest over periods ranging from one to five years.

     A summary of the status of the Company's 1994 and 1995 Plans as of December 31, 2000, 1999 and 1998 and changes during the years then ended is presented in the table below:

                               STOCK OPTIONS PLANS

                                                      2000                     1999                     1998
                                             ----------------------   ----------------------   ----------------------
                                             OPTIONS TO   WTD. AVG.   OPTIONS TO   WTD. AVG.   OPTIONS TO   WTD. AVG.
                                              ACQUIRE     EXERCISE     ACQUIRE     EXERCISE     ACQUIRE     EXERCISE
                                              SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                             ----------   ---------   ----------   ---------   ----------   ---------
Outstanding as of January 1,                   6,661       $   21       6,967       $   21       4,943       $   16
Granted                                        1,665           20       3,489           16       2,728           32
Exercised                                       (209)          15      (2,900)          13         (52)          18
Forfeited                                       (151)          20        (895)          30        (652)          29
Expired                                           --           --          --           --          --           --
                                              ------       ------      ------       ------      ------       ------
Outstanding/Wtd. Avg. as of December 31,       7,966       $   21       6,661       $   21       6,967       $   21
                                              ------       ------      ------       ------      ------       ------
Exercisable/Wtd. Avg. as of December 31,       2,630       $   23       1,721       $   24       3,727       $   15

     The following table summarizes information about the options outstanding and exercisable at December 31, 2000:

                                     OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                       ------------------------------------------------    -----------------------------
                                      WTD. AVG. YEARS
                         NUMBER         REMAINING                            NUMBER
    RANGE OF           OUTSTANDING        BEFORE           WTD. AVG.       EXERCISABLE      WTD. AVG.
EXERCISE PRICES        AT 12/31/00      EXPIRATION       EXERCISE PRICE    AT 12/31/00    EXERCISE PRICE
---------------        -----------    ---------------    --------------    -----------    --------------
$11 to 18                4,437           8.2 years           $  16           1,170           $  16
$19 to 27                1,863           8.7                    22             439              22
$28 to 39                1,666           7.2                    32           1,021              32
                         -----           ---------           -----           -----           -----
$11 to 39                7,966           8.1 years           $  21           2,630           $  23
                         =====           =========           =====           =====           =====

UNIT PLANS

     The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan (the "1995 Unit Plan") and the 1996 Unit Incentive Plan (the "1996 Unit Plan"). The 1995 Unit Plan is designed to reward persons who are not trust managers, officers or 10% shareholders of the Company. An aggregate of 100,000 common shares are reserved for issuance upon the exchange of 50,000 units available for issuance to employees and advisors under the 1995 Unit Plan. As of December 31, 2000, an aggregate of 7,012 units had been distributed under the 1995 Unit Plan. The 1995 Unit Plan does not provide for the grant of options. There was no activity in the 1995 Unit Plan in 2000, 1999 or 1998. The 1996 Unit Plan provides for the grant of options to acquire up to 2,000,000 units. Through December 31, 2000, the Operating Partnership had granted, net of forfeitures, options to acquire 1,778,571 units. Forfeited options are available for grant. The unit options granted under the 1996 Unit Plan were priced at fair market value on the date of grant, generally vest over seven years, and expire ten years from the date of grant. Pursuant to the terms of the unit options granted under the 1996 Unit Plan, because the fair market value of the Company's common shares equaled or exceeded $25 for each of ten consecutive trading days, the vesting of an aggregate of 500,000 units was accelerated and such units became immediately exercisable in 1996. In addition, 100,000 unit options vest 50% after three years and 50% after five years. Under the 1996 Unit Plan, each unit that may be purchased is exchangeable, as a result of shareholder approval in June 1997, for two common shares.

     A summary of the status of the Operating Partnership's 1996 Unit Plan as of December 31, 2000, 1999 and 1998, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares):

                         1996 UNIT INCENTIVE OPTION PLAN

                                                     2000                    1999                    1998
                                           ----------------------- ------------------------ -----------------------
                                              SHARES     WTD. AVG.    SHARES      WTD. AVG.    SHARES     WTD. AVG.
                                            UNDERLYING   EXERCISE   UNDERLYING    EXERCISE   UNDERLYING   EXERCISE
                                           UNIT OPTIONS   PRICE    UNIT OPTIONS    PRICE    UNIT OPTIONS   PRICE
                                           ------------  --------  ------------   --------  ------------  ---------
Outstanding as of January 1,                   2,414      $   17       4,000       $   18       4,000      $   18
Granted                                           --          --         200           16          --          --
Exercised                                         --          --      (1,143)          18          --          --
Forfeited                                         --          --        (643)          18          --          --
Expired                                           --          --          --           --          --          --
                                              ------      ------      ------       ------      ------      ------
Outstanding/Wtd. Avg. as of December 31,       2,414      $   17       2,414       $   17       4,000      $   18
                                              ------      ------      ------       ------      ------      ------
Exercisable/Wtd. Avg. as of December 31,       1,571      $   18       1,143       $   18       1,857      $   18

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

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------------------------------------
                                               2000                              1999                               1998
                                   ----------------------------      -----------------------------       --------------------------
                                   AS REPORTED       PRO FORMA       AS REPORTED        PRO FORMA        AS REPORTED     PRO FORMA
                                   -----------      -----------      -----------       -----------       -----------    -----------
Basic EPS:
  Net Income (Loss) available to
    partners                       $   283,678      $   278,074      $    (6,168)      $   (11,725)      $   166,695    $   161,226
Diluted EPS:
  Net Income (Loss) available to
    partners                           283,678          278,074           (6,168)          (11,725)          170,011        161,226
Basic Earnings (Loss) per unit            4.18             4.10            (0.09)            (0.17)             2.52           2.43
Diluted Earnings (Loss) per unit          4.15             4.06            (0.09)            (0.17)             2.42           2.34

     At December 31, 2000, 1999 and 1998, the weighted average fair value of unit options granted was $4.92, $5.60 and $10.02, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model using the following expected weighted average assumptions in the calculation.

                                2000            1999           1998
                              ---------      ---------      ----------

Life of options               10 years       10 years       10 years
Risk-free interest rates           8.0%           8.0%           7.0%
Dividend yields                   10.0%          12.0%           7.0%
Stock price volatility            26.0%          27.0%          26.1%

12. SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

     During the year ended December 31, 2000, the Operating Partnership formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. The Operating Partnership owns 100% of the voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

     As of December 31, 2000, the Operating Partnership had sold $275,000 of non-voting, redeemable preferred Class A Units in Funding IX to GMAC Commercial Mortgage Corporation ("GMACCM") and received net proceeds of $265,063. The Class A Units receive a preferred variable-rate dividend currently calculated at 30-day LIBOR plus 450 basis points, or approximately 11.12% per annum as of December 31, 2000, and are redeemable at the option of the Operating Partnership at the original purchase price.

     As of December 31, 2000, $265,061 of the net proceeds from the sale of the Class A Units were loaned to a wholly-owned subsidiary of the Company which used these proceeds to repurchase 13,755,423 of the Company's outstanding common shares. The note, which is included in Notes Receivable, net, bears interest based on the dividends paid on the common shares held by the wholly-owned subsidiary of the Company, and matures on March 15, 2003. As of December 31, 2000, the rate was approximately 11.3%. For the year ended December 31, 2000, the Operating Partnership recognized interest income of $21,292. See "Note 13. Partners' Capital- Share Repurchase Program."

     The Operating Partnership generally will use the proceeds from any joint venture or sale of a Property held by Funding IX to redeem the Class A Units. On November 3, 2000, the Operating Partnership completed the sale of the Four Seasons Hotel - Houston for a sales price of approximately $105,000 and net proceeds of approximately $85,300. The Operating Partnership used approximately $56,600 of the net proceeds to redeem Class A Units in Funding IX, through which the Operating Partnership owned the Property, from GMACCM. The Operating Partnership loaned approximately $16,000 of the remaining net proceeds to a wholly-owned subsidiary of the Company which used the proceeds to repurchase 713,200 of the Company's outstanding common shares. These shares will be held in a wholly-owned subsidiary of the Company until the Class A Units are redeemed. Distributions will continue to be paid by the Company on the repurchased common shares and will be used to pay dividends on the Class A Units.

13. PARTNERS' CAPITAL:

     Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares of the Company at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the year ended December 31, 2000, there were 43,562 units exchanged for 87,124 common shares of the Company.

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

SHARE REPURCHASE PROGRAM

     On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of the Company's outstanding common shares from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"), in an amount not to exceed $500,000. The repurchase of common shares by the Company will decrease the Company's limited partner interest which will result in an increase in net income per unit.

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

     The Company commenced its Share Repurchase Program in March 2000. During the year ended December 31, 2000, the Company repurchased 8,700,030 common shares in the open market at an average price of $20.77 per common share for an aggregate of approximately $180,723.

     In addition, during the year ended December 31, 2000, the Company purchased 5,809,180 of the Company's common shares at an average price of $17.62 per common share for an aggregate of approximately $102,333, fulfilling its obligation under the "Share Repurchase Agreement" with UBS. This amount includes 20,301 common shares purchased outside of the Share Repurchase Program in connection with a management incentive plan. See "Share Repurchase Agreement" below for a description and status of the agreement. All of the common shares repurchased by the Company with the proceeds of the sale of Class A Units in Funding IX will be held in a wholly-owned subsidiary of the Company. Pursuant to an agreement between the Company and the subsidiary, the Company is required to purchase these common shares from the subsidiary no later than March 15, 2003, at which time the shares will be retired. The retirement of the shares will decrease the Company's limited partner interest, which in turn will result in an increase in net income per unit.

     The purchase of 13,775,709 of the common shares (20,286 of which have been retired) was financed primarily with the proceeds of the sale of Class A Units in Funding IX. See "Note 12. Sale of Preferred Equity Interests in Subsidiary." The purchase of 713,200 of the common shares of the Company was funded with proceeds from the sale of the Four Seasons Hotel - Houston on November 3, 2000. The 14,488,909 common shares were purchased at an average price of $19.51 per common share for an aggregate of approximately $282,699.

SHARE REPURCHASE AGREEMENT

     On November 19, 1999, the Company entered into an agreement with UBS to purchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to purchase 4,789,580 common shares, or approximately $84,100 of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to purchase from UBS by January 4, 2001 to 5,809,180 common shares, or approximately $102,000 of the Company's common shares (as amended, the "Share Repurchase Agreement"). The price the Company was obligated to pay for the common shares was calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus a return to UBS of 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return to UBS under the agreement is equal to 30-day LIBOR plus 250 basis points.

     The Company had the option to settle the Share Repurchase Agreement in cash or common shares. During the year ended December 31, 2000, the Company purchased the 5,809,180 common shares from UBS at an average cost of $17.62 per common share for an aggregate of approximately $102,333 under the Share Repurchase Agreement with UBS. The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See "Note 12. Sale of Preferred Equity Interests in Subsidiary."

DISTRIBUTIONS

Units

     The distributions to partners paid during the year ended December 31, 2000, were $299,889.

     As of December 31, 2000, the Company was holding 14,468,623 of its common shares. The distribution amounts above include $17,313 of distributions for the year ended December 31, 2000, related to these common shares.

     The distributions to partners paid during the year ended December 31, 1999, were $299,878.

     Following is the income tax status of dividends paid by the Company on common shares and distributions paid by the Operating Partnership on equivalent units during the years ended December 31, 2000 and 1999 to common shareholders and unitholders:

                                     2000       1999
                                    -----      -----
Ordinary dividend                   51.5%      50.1%
Capital gain                         6.4%       2.0%
Return of capital                   35.9%      47.9%
Unrecaptured Section 1250 gain       6.2%       0.0%

Preferred Units

     For the year ended December 31, 2000, the Operating Partnership paid cash distributions on its Series A Preferred Units of $13,500 to the Company, which was the sole holder of record.

     For the year ended December 31, 1999, the Operating Partnership paid cash distributions on its Series A Preferred Units of $13,500 to the Company, which was the sole holder of record.

     Following is the income tax status of dividends paid by the Company and distributions paid by the Operating Partnership during the years ended December 31, 2000 and 1999 to preferred shareholders and unitholders.

                                          2000            1999
                                         -----           -----

Ordinary dividend                        83.7%           96.4%
Capital gain                              8.2%            3.6%
Unrecaptured Section 1250 gain            8.1%            0.0%

14. SETTLEMENT OF MERGER DISPUTE:

STATION CASINOS, INC.

     As of April 14, 1999, the Company and Station entered into a settlement agreement for the mutual settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station, which the Company terminated in August 1998. As part of the settlement agreement, the Company paid $15,000 to Station on April 22, 1999.

15. MINORITY INTEREST:

     Minority interest represents joint venture and preferred equity interests held by third parties in other consolidated subsidiaries.

16. RELATED PARTY INVESTMENT:

     As of December 31, 2000, the Operating Partnership, upon the approval of CREE, Ltd. and the independent members of its Board of Trust Managers of the Company, contributed approximately $23,800 to DBL Holdings, Inc. ("DBL"). The total contribution was made through a combination of loans and equity investments. The Operating Partnership has a 97.4% non-voting interest in DBL.

     The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary, which was originally committed to purchase $25,000 of limited partnership interests in G2 Opportunity Fund, LP ("G2"), representing a limited partnership interest of approximately 12.5%. DBL-ABC, Inc. is no longer committed to contribute the remaining balance of $1,200, as a result of the expiration of uncalled capital commitments which expired in December 2000, according to the limited partnership agreement. G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and member of the Strategic Planning Committee of CREE, Ltd. and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company and member of the Strategic Planning Committee of CREE, Ltd. each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP. At December 31, 2000, DBL's primary holdings consisted of the 12.5% investment in G2.

17. FORMATION AND CAPITALIZATION OF COPI

     In April 1997, the Operating Partnership established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

     COPI was formed to become a lessee and operator of various assets to be acquired by the Operating Partnership and to perform the "Intercompany Agreement" between COPI and the Operating Partnership, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. As a result of the formation of COPI and the execution of the Intercompany Agreement, persons who own equity interests in both the Operating Partnership and COPI have the opportunity to participate in the benefits of both the real estate investments of the Operating Partnership (including ownership of real estate assets) and the lease of certain of such assets and the ownership of other non-real estate assets by COPI. The certificate of incorporation, as amended and restated, of COPI generally prohibits COPI, for so long as the Intercompany Agreement remains in effect, from engaging in activities or making investments that a REIT could make, unless the Operating Partnership was first given the opportunity, but elected not to pursue such activities or investments.

     In connection with the formation and capitalization of COPI, the Operating Partnership provided to COPI approximately $50,000 in the form of cash contributions and loans to be used by COPI to acquire certain assets. The Operating Partnership also made available to COPI a line of credit to be used by COPI to fulfill certain ongoing obligations associated with these assets. As of December 31, 2000, COPI had $37,676 and $23,523 outstanding under the line of credit and term loans, respectively, with the Operating Partnership. During 2000, the Operating Partnership amended the COPI loans to allow for the deferral of principal and interest payments through February 2001. Under the lease agreements for the Resort/Hotel Properties between the Operating Partnership and COPI, the rent receivable balance at December 31, 2000 was approximately $12,701, of which approximately $5,769 was over 30 days past due. During the first quarter of 2001, the Operating Partnership allowed COPI to further extend payment of these obligations while exploring a potential transaction between the Operating Partnership and COPI regarding the purchase of hotel leases and voting stock of the Residential Development Corporations.

     On December 17, 1999, President Clinton signed into law the REIT Modernization Act which became effective January 1, 2001, and contains a provision that would permit the Operating Partnership to own and operate certain types of investments that are currently owned by COPI. The Operating Partnership is continuing discussions with COPI with respect to a restructuring transaction related to certain investments as a result of the REIT Modernization Act. Among other provisions, the new legislation would allow the Operating Partnership, through its subsidiaries, to own and operate certain Residential Development Corporations and lease certain Resort/Hotel Properties currently owned and operated or leased by COPI.

18. DISPOSITIONS:

OFFICE SEGMENT

     During the year ended December 31, 2000, the Operating Partnership completed the sale of 11 wholly-owned Office Properties. The sale of the 11 Office Properties generated approximately $268,233 of net proceeds. The proceeds were used primarily to pay down variable-rate debt. The Operating Partnership recognized a net gain, which is included in Gain on Property Sales, Net, of approximately $35,841 related to the sale of the 11 Office Properties during the year ended December 31, 2000. During the year ended December 31, 1999, the Operating Partnership recognized an impairment loss of approximately $16,800 on one of the 11 Office Properties sold during the year ended December 31, 2000. The Operating Partnership also recognized a loss of approximately $5,000, which is included in Gain on Property Sales, Net, during the year ended December 31, 2000 on one of the 11 Office Properties sold. The losses represented the differences between the carrying values of the Office Properties and the sales prices less costs of the sales.

     The following table summarizes the condensed results of operations for the years ended December 31, 2000, 1999 and 1998 for the Office Properties sold during 2000.

                                     FOR THE YEAR
                                  ENDED DECEMBER 31,
                          ---------------------------------
                            2000         1999         1998
                          -------      -------      -------

Revenue                   $13,692      $46,607      $45,513
Operating Expenses          5,774       21,063       19,152
                          -------      -------      -------
Net Operating Income      $ 7,918(1)   $25,544      $26,361
                          =======      =======      =======

----------

(1) Net operating income for 2000 only includes the periods for which the disposition Properties were held during the year.

RESORT/HOTEL SEGMENT

     On November 3, 2000, the Operating Partnership completed the sale of the Four Seasons Hotel - Houston for a sales price of approximately $105,000. The Operating Partnership used approximately $19,700 of the proceeds to buy out the Property lease with COPI and the asset management contract, and for other transaction costs. The sale generated net proceeds of approximately $85,300. The Operating Partnership also used approximately $56,600 of the net proceeds to redeem Class A Units in Funding IX, through which the Operating Partnership owned the Property, from GMACCM. See "Note 12. Sale of Preferred Equity Interests in Subsidiary" for a description of the ownership structure of Funding
IX. The sale generated a net gain, which is included in Gain on Property Sales, Net, of approximately $28,715. The Operating Partnership's net operating income for the years ended December 31, 2000, 1999 and 1998 for the Four Seasons Hotel
- Houston was $7,591, $9,237 and $8,048, respectively. Net operating income for 2000 only includes the periods for which this Property was held during the year.

BEHAVIORAL HEALTHCARE PROPERTIES

     During the year ended December 31, 2000, the Operating Partnership completed the sale of 60 Behavioral Healthcare Properties previously classified as held for disposition. The sales generated approximately $233,700 in net proceeds and a net gain of approximately $58,583 for the year ended December 31, 2000. During the year ended December 31, 2000, the Operating Partnership recognized an impairment loss of $9,349 on the Behavioral Healthcare Properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for 13 of the 28 Behavioral Healthcare Properties. The net proceeds from the sale of the 60 Behavioral Healthcare Properties sold during the year ended December 31, 2000 were used primarily to pay down variable-rate debt.

OTHER

     The Woodlands Commercial Properties Company, L.P., owned by the Operating Partnership and Morgan Stanley Real Estate Fund II, L.P., completed the sale of its retail portfolio, consisting of the Operating Partnership's four retail properties located in The Woodlands, on January 5, 2000. The sale generated approximately $42,700 of net proceeds, of which the Operating Partnership's portion was approximately $32,000. The sale generated a net gain of approximately $6,500, of which the Operating Partnership's portion was approximately $4,900. The proceeds to the Operating Partnership were used primarily to pay down variable-rate debt. The net operating income for the years ended December 31, 2000, 1999, and 1998 for the four retail properties was $15, $3,792, and $3,474, respectively. Net operating income for 2000 only includes the periods for which these properties were held during the year.

     During the year ended December 31, 2000, the Woodlands Commercial Properties Company, L.P. also sold four office/venture tech properties located within The Woodlands. The sale generated net proceeds of approximately $51,800, of which the Operating Partnership's portion was approximately $22,000. The sale generated a net gain of approximately $11,800, of which the Operating Partnership's portion was approximately $5,000. The proceeds were used primarily for working capital purposes.

19. CBHS:

     As of December 31, 1999, the Operating Partnership owned 88 Behavioral Healthcare Properties, all of which were leased by the Operating Partnership to Charter Behavioral Health Systems ("CBHS") under a master lease. CBHS was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and was owned 10% by a subsidiary of Magellan Health Services, Inc. and, until December 2000, 90% by COPI and an affiliate of COPI. In December 2000, that 90% interest was transferred to The Rockwood Financial Group, Inc., which is wholly-owned by an executive officer of COPI. As of December 31, 1999, all of the Behavioral Healthcare Properties were leased by the Operating Partnership to CBHS under a master lease. On February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. In connection with the CBHS bankruptcy, the master lease was terminated and CBHS ceased operations at all of the Behavioral Healthcare Properties.

     Payment and treatment of rent for the Behavioral Healthcare Properties was subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Operating Partnership received approximately $15,367 in rent and interest from CBHS during the year ended December 31, 2000.

     The Operating Partnership sold 60 Behavioral Healthcare Properties during the year ended December 31, 2000. As of December 31, 2000, the Operating Partnership owned 28 Behavioral Healthcare Properties. Subsequent to December 31, 2000, the Operating Partnership sold two Behavioral Healthcare Properties. See "Note 21. Subsequent Events." The Operating Partnership has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 21 Behavioral Healthcare Properties.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                                        2000
                                                             -----------------------------------------------------------
                                                             MARCH 31,       JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                             ---------       ---------     -------------    ------------

Revenues                                                     $ 175,788       $ 175,229       $ 190,677       $ 198,003
Income before minority interests and extraordinary item         62,082          44,737         114,407         103,118
Minority interests                                                (650)         (3,964)         (7,643)         (7,625)
Extraordinary Item                                              (4,378)             --              --              --
Net income applicable to partners
 - basic                                                        51,603          36,680         101,742          93,653
 - diluted                                                      51,603          36,680         101,742          93,653
Per share data:
 Basic Earnings Per unit
 - Income before extraordinary item                               0.83            0.57            1.50            1.54
 - Net income                                                     0.77            0.57            1.50            1.54
Diluted Earnings Per unit
 - Income before extraordinary item                               0.82            0.56            1.48            1.52
 - Net income                                                     0.76            0.56            1.48            1.52

                                                                                      1999
                                                             -----------------------------------------------------------
                                                             MARCH 31,       JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                             ---------       ---------     -------------    ------------

Revenues                                                     $ 185,747       $ 192,397       $ 185,525       $ 182,610
Income (loss) before minority interests                         39,660          61,313        (113,316)         25,686
Minority interests                                                (245)           (239)           (253)           (374)
Net income (loss) applicable to partners
 - basic                                                        33,888          55,534        (116,944)         21,354
 - diluted                                                      33,888          55,534        (116,944)         21,354
Per share data:
 Basic Earnings Per unit                                          0.49            0.80           (1.76)           0.37
 Diluted Earnings Per unit                                        0.48            0.79           (1.76)           0.37

21. SUBSEQUENT EVENTS:

BEHAVIORAL HEALTHCARE PROPERTIES

     Subsequent to December 31, 2000, the Operating Partnership sold two Behavioral Healthcare Properties. The sales generated approximately $6,099 in net proceeds and a net loss of approximately $354.

                                                                    SCHEDULE III

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
       CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000

                             (dollars in thousands)

                                                                            Costs
                                                                          Capitalized     Impairment
                                                                         Subsequent to    to Carrying      Gross Amount at Which
                                                   Initial Costs          Acquisition        Value       Carried at Close of Period
                                             --------------------------- ---------------  -------------  ---------------------------
                                                                         Land, Buildings   Buildings,                   Buildings,
                                                                          Improvements,   Improvements,                Improvements,
                                                                            Furniture,     Furniture,                   Furniture,
                                                          Buildings and    Fixtures and   Fixtures and                 Fixtures and
            Description                        Land       Improvements      Equipment       Equipment      Land         Equipment
            -----------                      ---------   --------------  ---------------  -------------  --------      -------------

The Citadel, Denver, CO                      $   1,803    $    17,259      $   4,314       $       --    $  1,803      $   21,573
Las Colinas Plaza, Irving, TX                    2,576          7,125          1,856               --       2,581           8,976
Carter Burgess Plaza, Fort Worth, TX             1,375         66,649         35,726               --       1,375         102,375
The Crescent Office Towers, Dallas, TX           6,723        153,383         80,366               --       6,723         233,749
MacArthur Center I & II, Irving, TX                704         17,247          4,567               --         880          21,638
125. E. John Carpenter Freeway, Irving, TX       2,200         48,744          2,269               --       2,200          51,013
Regency Plaza One, Denver, CO                      950         31,797          2,310               --         950          34,107
The Avallon, Austin, TX                            475         11,207            392               --         475          11,599
Waterside Commons, Irving, TX                    3,650         20,135          2,195               --       3,650          22,330
Two Renaissance Square, Phoenix, AZ                 --         54,412          7,543               --          --          61,955
Liberty Plaza I & II, Dallas, TX                 1,650         15,956            478               --       1,650          16,434
6225 North 24th Street, Phoenix, AZ                719          6,566          3,409               --         719           9,975
Denver Marriott City Center, Denver, CO             --         50,364          4,279               --          --          54,643
MCI Tower, Denver, CO                               --         56,593            753               --          --          57,346
Spectrum Center, Dallas, TX                      2,000         41,096          8,057               --       2,000          49,153
Ptarmigan Place, Denver, CO                      3,145         28,815          5,295               --       3,145          34,110
Stanford Corporate Centre, Dallas, TX               --         16,493          5,701               --          --          22,194
Barton Oaks Plaza One, Austin, TX                  900          8,207          1,539               --         900           9,746
The Aberdeen, Dallas, TX                           850         25,895            322               --         850          26,217
12404 Park Central, Dallas, TX                   1,604         14,504          4,868               --       1,604          19,372
Briargate Office and
   Research Center, Colorado Springs, CO         2,000         18,044          1,024               --       2,000          19,068
Hyatt Regency Beaver Creek, Avon, CO            10,882         40,789         14,675               --      10,882          55,464
Albuquerque Plaza, Albuquerque, NM                  --         36,667          2,013               --          --          38,680
Hyatt Regency Albuquerque, Albuquerque, NM          --         32,241          3,498               --          --          35,739
The Woodlands Office Properties, Houston, TX    12,007         35,865          3,140               --      12,260          38,752
Sonoma Mission Inn & Spa, Sonoma, CA            10,000         44,922         34,054               --      10,000          78,976
Bank One Tower, Austin, TX (2)               $   3,879    $    35,431      $   2,790       $       --    $  3,879      $   38,221
Canyon Ranch, Tucson, AZ                        14,500         43,038          5,842               --      17,846          45,534

                                                                                                      Life on Which
                                                                                                     Depreciation in
                                                                                                      Latest Income
                                                            Accumulated      Date of     Acquisition   Statement Is
            Description                          Total      Depreciation   Construction      Date        Computed
            -----------                       -----------   ------------   ------------  -----------  ---------------

The Citadel, Denver, CO                       $    23,376    $  (14,510)       1987          1987           (1)
Las Colinas Plaza, Irving, TX                      11,557        (4,296)       1989          1989           (1)
Carter Burgess Plaza, Fort Worth, TX              103,750       (43,940)       1982          1990           (1)
The Crescent Office Towers, Dallas, TX            240,472      (153,120)       1985          1993           (1)
MacArthur Center I & II, Irving, TX                22,518        (7,366)    1982/1986        1993           (1)
125. E. John Carpenter Freeway, Irving, TX         53,213        (9,057)       1982          1994           (1)
Regency Plaza One, Denver, CO                      35,057        (6,018)       1985          1994           (1)
The Avallon, Austin, TX                            12,074        (1,757)       1986          1994           (1)
Waterside Commons, Irving, TX                      25,980        (4,499)       1986          1994           (1)
Two Renaissance Square, Phoenix, AZ                61,955       (12,186)       1990          1994           (1)
Liberty Plaza I & II, Dallas, TX                   18,084        (2,726)    1981/1986        1994           (1)
6225 North 24th Street, Phoenix, AZ                10,694        (2,157)       1981          1995           (1)
Denver Marriott City Center, Denver, CO            54,643       (10,492)       1982          1995           (1)
MCI Tower, Denver, CO                              57,346        (7,943)       1982          1995           (1)
Spectrum Center, Dallas, TX                        51,153        (8,891)       1983          1995           (1)
Ptarmigan Place, Denver, CO                        37,255        (6,376)       1984          1995           (1)
Stanford Corporate Centre, Dallas, TX              22,194        (3,595)       1985          1995           (1)
Barton Oaks Plaza One, Austin, TX                  10,646        (1,930)       1986          1995           (1)
The Aberdeen, Dallas, TX                           27,067        (5,301)       1986          1995           (1)
12404 Park Central, Dallas, TX                     20,976        (3,193)       1987          1995           (1)
Briargate Office and
   Research Center, Colorado Springs, CO           21,068        (2,961)       1988          1995           (1)
Hyatt Regency Beaver Creek, Avon, CO               66,346        (7,786)       1989          1995           (1)
Albuquerque Plaza, Albuquerque, NM                 38,680        (5,141)       1990          1995           (1)
Hyatt Regency Albuquerque, Albuquerque, NM         35,739        (6,312)       1990          1995           (1)
The Woodlands Office Properties, Houston, TX       51,012       (10,692)    1980-1993        1995           (1)
Sonoma Mission Inn & Spa, Sonoma, CA               88,976        (8,229)       1927          1996           (1)
Bank One Tower, Austin, TX (2)                $    42,100    $   (3,684)       1974          1996           (1)
Canyon Ranch, Tucson, AZ                           63,380        (4,781)       1980          1996           (1)

                                                                             Costs
                                                                           Capitalized     Impairment
                                                                          Subsequent to    to Carrying     Gross Amount at Which
                                                    Initial Costs          Acquisition        Value      Carried at Close of Period
                                              --------------------------- ---------------  ------------- ---------------------------
                                                                          Land, Buildings   Buildings,                  Buildings,
                                                                           Improvements,   Improvements,               Improvements,
                                                                             Furniture,     Furniture,                  Furniture,
                                                           Buildings and    Fixtures and   Fixtures and                Fixtures and
            Description                         Land       Improvements      Equipment       Equipment     Land         Equipment
            -----------                       ---------   --------------  ---------------  ------------- --------      -------------

3333 Lee Parkway, Dallas, TX                      1,450         13,177          3,735               --      1,468          16,894
Greenway I & IA, Richardson, TX                   1,701         15,312            458               --      1,701          15,770
Three Westlake Park, Houston, TX                  2,920         26,512          1,315               --      2,920          27,827
Frost Bank Plaza, Austin, TX                         --         36,019          4,828               --         --          40,847
301 Congress Avenue, Austin, TX                   2,000         41,735          6,800               --      2,000          48,535
Chancellor Park, San Diego, CA                    8,028         23,430         (5,502)              --      2,328          23,628
Canyon Ranch, Lenox, MA                           4,200         25,218          8,768               --      4,200          33,986
Greenway Plaza Office Portfolio, Houston, TX     27,204        184,765         85,636               --     27,204         270,401
The Woodlands Office Properties, Houston, TX      2,393          8,523             --               --      2,393           8,523
1800 West Loop South, Houston, TX                 4,165         40,857          2,146               --      4,165          43,003
55 Madison, Denver, CO                            1,451         13,253          1,226               --      1,451          14,479
Miami Center, Miami, FL                          13,145        118,763          5,444               --     13,145         124,207
44 Cook, Denver, CO                               1,451         13,253          2,046               --      1,451          15,299
Trammell Crow Center, Dallas, TX                 25,029        137,320         12,445               --     25,029         149,765
Greenway II, Richardson, TX                       1,823         16,421          1,144               --      1,823          17,565
Fountain Place, Dallas, TX                       10,364        103,212          8,009               --     10,364         111,221
Behavioral Healthcare Facilities(3)              89,000        301,269       (197,380)        (113,744)    26,776          52,369
Houston Center, Houston, TX                      52,504        224,041          8,268               --     47,406         237,407
Ventana Country Inn, Big Sur, CA                  2,782         26,744          3,293               --      2,782          30,037
5050 Quorum, Dallas, TX                             898          8,243            493               --        898           8,736
Addison Tower, Dallas, TX                           830          7,701            544               --        830           8,245
Cedar Springs Plaza, Dallas, TX                     700          6,549            920               --        700           7,469
Palisades Central I, Dallas, TX                   1,300         11,797          1,310               --      1,300          13,107
Palisades Central II, Dallas, TX                  2,100         19,176          4,676               --      2,100          23,852
Reverchon Plaza, Dallas, TX                       2,850         26,302          1,663               --      2,850          27,965
Stemmons Place, Dallas, TX                           --         37,537          1,927               --         --          39,464
The Addison, Dallas, TX                           1,990         17,998            605               --      1,990          18,603
Sonoma Golf Course, Sonoma, CA                   14,956             --          1,793               --     11,795           4,954
Austin Centre,  Austin, TX                        2,007         48,566          1,785               --      2,007          50,351
Omni Austin Hotel,  Austin, TX                    1,896         44,579          2,783               --      1,896          47,362
Washington Harbor, Washington, D.C. (4)          16,100        146,438          3,040               --     16,100         149,478
Four Westlake Park,  Houston, TX (2) (5)          3,910         79,190            263               --     11,079          72,284
Post Oak Central, Houston, TX                 $  15,525    $   139,777      $   4,428       $       --   $ 15,525      $  144,205
Datran Center, Miami, FL                             --         71,091          2,689               --         --          73,780
Avallon Phase II,  Austin, TX                     1,102             --         16,768               --      1,188          16,682
Plaza Park Garage                                 2,032         14,125            472               --      2,032          14,597

                                                                                                     Life on Which
                                                                                                    Depreciation in
                                                                                                      Latest Income
                                                           Accumulated      Date of     Acquisition   Statement Is
            Description                         Total      Depreciation   Construction      Date        Computed
            -----------                      -----------   ------------   ------------  -----------  ---------------

3333 Lee Parkway, Dallas, TX                      18,362        (2,579)       1983          1996           (1)
Greenway I & IA, Richardson, TX                   17,471        (1,597)       1983          1996           (1)
Three Westlake Park, Houston, TX                  30,747        (2,868)       1983          1996           (1)
Frost Bank Plaza, Austin, TX                      40,847        (4,922)       1984          1996           (1)
301 Congress Avenue, Austin, TX                   50,535        (6,717)       1986          1996           (1)
Chancellor Park, San Diego, CA                    25,956        (2,763)       1988          1996           (1)
Canyon Ranch, Lenox, MA                           38,186        (5,528)       1989          1996           (1)
Greenway Plaza Office Portfolio, Houston, TX     297,605       (39,116)    1969-1982        1996           (1)
The Woodlands Office Properties, Houston, TX      10,916        (1,805)    1995-1996        1996           (1)
1800 West Loop South, Houston, TX                 47,168        (3,603)       1982          1997           (1)
55 Madison, Denver, CO                            15,930        (1,652)       1982          1997           (1)
Miami Center, Miami, FL                          137,352       (10,019)       1983          1997           (1)
44 Cook, Denver, CO                               16,750        (1,960)       1984          1997           (1)
Trammell Crow Center, Dallas, TX                 174,794       (15,149)       1984          1997           (1)
Greenway II, Richardson, TX                       19,388        (1,650)       1985          1997           (1)
Fountain Place, Dallas, TX                       121,585        (9,253)       1986          1997           (1)
Behavioral Healthcare Facilities(3)               79,145       (10,695)    1850-1992        1997           (1)
Houston Center, Houston, TX                      284,813       (20,677)    1974-1983        1997           (1)
Ventana Country Inn, Big Sur, CA                  32,819        (2,983)    1975-1988        1997           (1)
5050 Quorum, Dallas, TX                            9,634          (895)    1980/1986        1997           (1)
Addison Tower, Dallas, TX                          9,075          (938)    1980/1986        1997           (1)
Cedar Springs Plaza, Dallas, TX                    8,169          (957)    1980/1986        1997           (1)
Palisades Central I, Dallas, TX                   14,407        (1,336)    1980/1986        1997           (1)
Palisades Central II, Dallas, TX                  25,952        (2,268)    1980/1986        1997           (1)
Reverchon Plaza, Dallas, TX                       30,815        (2,833)    1980/1986        1997           (1)
Stemmons Place, Dallas, TX                        39,464        (3,948)    1980/1986        1997           (1)
The Addison, Dallas, TX                           20,593        (1,716)    1980/1986        1997           (1)
Sonoma Golf Course, Sonoma, CA                    16,749          (708)       1929          1998           (1)
Austin Centre,  Austin, TX                        52,358        (2,917)       1986          1998           (1)
Omni Austin Hotel,  Austin, TX                    49,258        (5,473)       1986          1998           (1)
Washington Harbor, Washington, D.C. (4)          165,578        (8,315)       1986          1998           (1)
Four Westlake Park,  Houston, TX (2) (5)          83,363        (4,269)       1992          1998           (1)
Post Oak Central, Houston, TX                $   159,730    $  (10,331)     1974-1981       1998           (1)
Datran Center, Miami, FL                          73,780        (4,901)    1986-1992        1998           (1)
Avallon Phase II,  Austin, TX                     17,870        (1,445)       1997            --           (1)
Plaza Park Garage                                 16,629          (549)       1998            --           (1)

                                                                              Costs
                                                                            Capitalized    Impairment
                                                                           Subsequent to   to Carrying     Gross Amount at Which
                                                     Initial Costs          Acquisition       Value      Carried at Close of Period
                                               --------------------------- --------------- ------------- ---------------------------
                                                                           Land, Buildings  Buildings,                  Buildings,
                                                                            Improvements,  Improvements,               Improvements,
                                                                              Furniture,    Furniture,                  Furniture,
                                                            Buildings and    Fixtures and  Fixtures and                Fixtures and
            Description                          Land       Improvements      Equipment      Equipment     Land         Equipment
            -----------                        ---------   --------------  --------------- ------------- --------      -------------

Washington Harbour Phase II, Washington, D.C.     15,279            411            283              --     15,322             651
Houston Center 5, Houston, TX                      7,598             --          4,476              --      8,330           3,744
Houston Center Land, Houston, TX                  14,642             --             --              --     14,642              --
Crescent Real Estate Equities L.P.                    --             --         25,336              --         --          25,336
Other                                             23,270          2,874         15,962              --     29,608          12,498
Land held for development or sale, Dallas, TX     27,288             --         (7,608)             --     19,611              69

                                               ---------    -----------      ---------      ----------   --------      ----------
Total                                          $ 492,475    $ 3,031,622      $ 280,562      $ (113,744)  $426,781      $3,264,134
                                               =========    ===========      =========      ==========   ========      ==========






                                                                                                        Life on Which
                                                                                                       Depreciation in
                                                                                                        Latest Income
                                                              Accumulated      Date of     Acquisition   Statement Is
            Description                            Total      Depreciation   Construction      Date        Computed
            -----------                         -----------   ------------   ------------  -----------  ---------------

Washington Harbour Phase II, Washington, D.C.        15,973            --        1998            --           (1)
Houston Center 5, Houston, TX                        12,074            --          --            --           (1)
Houston Center Land, Houston, TX                     14,642            --          --            --           (1)
Crescent Real Estate Equities L.P.                   25,336        (5,894)         --            --           (1)
Other                                                42,106          (637)         --            --           (1)
Land held for development or sale, Dallas, TX        19,680            --          --            --           --

                                                -----------    ----------
Total                                           $ 3,690,915    $ (564,805)
                                                ===========    ==========

----------

(1) Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:

       Building and improvements                     5 to 40 years
       Tenant improvements                         Terms of leases
       Furniture, fixtures, and equipment             3 to 5 years

(2) Depreciation on these Office Properties held for sale ceased from 9/1/00 through 12/31/00 (the period over which these Properties were held for sale).

(3) Depreciation on Behavioral Healthcare Properties held for sale ceased from 11/11/99 through 12/31/00 (the period over which these Properties were held for sale).

(4) Depreciation on this Office Property held for sale ceased from 6/1/00 through 12/31/00 (the period over which the Property was held for sale).

(5) The gross amount at which land is carried for Four Westlake Park includes $3,910 of land which is not held for sale.

     A summary of combined real estate investments and accumulated depreciation is as follows:

                                        2000              1999              1998
                                    -----------       -----------       -----------

Real estate investments:
    Balance, beginning of year      $ 4,095,574       $ 4,129,372       $ 3,423,130
      Acquisitions                       22,170                --           580,694
      Improvements                      108,950            95,210           145,409
      Dispositions                     (526,430)           (8,435)          (19,861)
      Impairments                        (9,349)         (120,573)               --
                                    -----------       -----------       -----------
    Balance, end of year            $ 3,690,915       $ 4,095,574       $ 4,129,372
                                    ===========       ===========       ===========

Accumulated Depreciation:
    Balance, beginning of year      $   507,520       $   387,457       $   278,194
      Depreciation                      123,839           120,745           109,551
      Dispositions                      (66,554)             (682)             (288)
                                    -----------       -----------       -----------
    Balance, end of year            $   564,805       $   507,520       $   387,457
                                    ===========       ===========       ===========

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE
REGISTRANT

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

          Report of Independent Public Accountants

          Crescent Real Estate Equities Limited Partnership Consolidated Balance Sheets at December 31, 2000 and 1999.

          Crescent Real Estate Equities Limited Partnership Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

          Crescent Real Estate Equities Limited Partnership Consolidated Statements of Partners' Capital for the years ended December 31, 2000, 1999 and 1998.

          Crescent Real Estate Equities Limited Partnership Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

          Crescent Real Estate Equities Limited Partnership Notes to Financial Statements.

(a)(2) Financial Statement Schedules

          Schedule III - Crescent Real Estate Equities Limited Partnership Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 2000.

          All other schedules have been omitted either because they are not applicable or because the required information has been disclosed in the Financial Statements and related notes included in the consolidated and combined statements.

   EXHIBIT
   NUMBER            DESCRIPTION OF EXHIBIT

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

    4.06 Amended and Restated Secured Loan Agreement, dated as of May 10, 2000, among Crescent Real Estate Funding VIII, L.P. and UBS AG, Stamford Branch, as amended (filed as Exhibit No. 10.12 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "Company 2000 2Q 10-Q") of the Company and incorporated herein by reference)

    4* Pursuant to Regulation S-K Item 601(b)(4)(iii), the Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Registrant

    10.01 Noncompetition Agreement of Richard E. Rainwater, as assigned to the Registrant on May 5, 1994 (filed as Exhibit No. 10.02 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Company 1997 10-K") of the Company and incorporated herein by reference)

    10.02 Noncompetition Agreement of John C. Goff, as assigned to the Registrant on May 5, 1994 (filed as Exhibit No. 10.03 to Company 1997 10-K and incorporated herein by reference)

    10.03 Employment Agreement with John C. Goff, as assigned to the Registrant on May 5, 1994, and as further amended (filed as Exhibit No.10.04 to the Company 1999 10-K and incorporated herein by reference)

   EXHIBIT
   NUMBER            DESCRIPTION OF EXHIBIT

    10.04 Employment Agreement of Jerry R. Crenshaw, Jr., dated as of December 14, 1998 (filed as Exhibit No. 10.08 to the Company 1999 10-K and incorporated herein by reference)

    10.05 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

    10.06 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.07 to the Registration Statement on Form S-11 (File No. 33-75188) (the "Form S-11") of the Company and incorporated herein by reference)

    10.07 Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed as Exhibit No.
                     10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of the Company and incorporated herein by reference)

    10.08 Second Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit No.
                     10.13 to the Form S-4 and incorporated herein by reference)

    10.09 Amendment dated as of November 4, 1999 to the Crescent Real Estate Equities Company 1994 Stock Incentive Plan and the Second Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit No.
                     10.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Company 2000 10-K") of the Company and incorporated herein by reference)

    10.10 Amended and Restated 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 99.01 to the Registration Statement on Form S-8 (File No. 333-3452) of the Company and incorporated herein by reference)

    10.11 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (filed as Exhibit No. 10.14 to the Company 1999 10-K and incorporated herein by reference)

    10.12 Amendment dated as of November 5, 1999 to the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 10.13 to the Company 2000 10-K and incorporated herein by reference)

    10.13 Crescent Real Estate Equities, Ltd. Dividend Inventive Unit Plan (filed as Exhibit No. 10.14 to the Company 2000 10-K and incorporated herein by reference)

    10.14 Annual Incentive Compensation Plan for Select Employees of Crescent Real Estate Equities, Ltd. (filed as Exhibit No.
                     10.15 to the Company 2000 10-K and incorporated herein by reference)

   EXHIBIT
   NUMBER            DESCRIPTION OF EXHIBIT

    10.15 Amended and Restated Secured Loan Agreement, dated as of May 10, 2000, among Crescent Real Estate Funding VIII, L.P. and UBS AG, Stamford Branch, as amended (filed as Exhibit No. 10.12 of the Company 2000 2Q 10-Q and incorporated herein by reference)

    10.16 Intercompany Agreement, dated June 3, 1997, between the Registrant and Crescent Operating, Inc. (filed as Exhibit No. 10.02 to the Registration Statement on Form S-1 (File No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

    10.17 Form of Registration Rights, Look-up and Pledge Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

    21.01            List of Subsidiaries (filed herewith)

(b)  Reports on Form 8-K

     None

(c)  Exhibits

     See Item 14(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 2001.

                         CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                          (Registrant)

                         By: CRESCENT REAL ESTATE EQUITIES, LTD.
                                   its General Partner

                                   By: /s/ John C. Goff
                                       -----------------------------------------
                                           John C. Goff
                                           Chief Executive Officer and President

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

         SIGNATURE                                  TITLE                                    DATE
         ---------                                  -----                                    ----

/s/  John C. Goff                 Vice Chairman of the Board, Chief Executive               4/2/01
-------------------------------   Officer and President of Crescent Real Estate
     John C. Goff                 Equities, Ltd. (Principal Executive Officer)

/s/  Jerry R. Crenshaw Jr.        Senior Vice President and Chief Financial                 4/2/01
-------------------------------   Officer of Crescent Real Estate Equities, Ltd.
     Jerry R. Crenshaw Jr.        (Principal Accounting and Financial Officer

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

    4.05             7-1/8% Note due 2007 (filed as Exhibit No. 4.08 to the
                     Company 1998 2Q 10-Q and incorporated herein by reference)

    4.06             Amended and Restated Secured Loan Agreement, dated as of
                     May 10, 2000, among Crescent Real Estate Funding VIII, L.P.
                     and UBS AG, Stamford Branch, as amended (filed as Exhibit
                     No. 10.12 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "Company 2000 2Q 10-Q") of the Company and incorporated herein by reference)

    4*               Pursuant to Regulation S-K Item 601(b)(4)(iii), the
                     Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Registrant

    10.01 Noncompetition Agreement of Richard E. Rainwater, as assigned to the Registrant on May 5, 1994 (filed as Exhibit
                     No. 10.02 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Company 1997 10-K") of the Company and incorporated herein by reference)

    10.02 Noncompetition Agreement of John C. Goff, as assigned to the Registrant on May 5, 1994 (filed as Exhibit No. 10.03 to Company 1997 10-K and incorporated herein by reference)

    10.03            Employment Agreement with John C. Goff, as assigned to the
                     Registrant on May 5, 1994, and as further amended (filed as Exhibit No.10.04 to the Company 1999 10-K and incorporated herein by reference)

   EXHIBIT
   NUMBER            DESCRIPTION
   -------           -----------

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

    10.07            Crescent Real Estate Equities, Ltd. First Amended and
                     Restated 401(k) Plan, as amended (filed as Exhibit No.
                     10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of the Company and incorporated herein by reference)

    10.08            Second Amended and Restated 1995 Crescent Real Estate
                     Equities Company Stock Incentive Plan (filed as Exhibit No.
                     10.13 to the Form S-4 and incorporated herein by reference)

    10.09            Amendment dated as of November 4, 1999 to the Crescent Real
                     Estate Equities Company 1994 Stock Incentive Plan and the
                     Second Amended and Restated 1995 Crescent Real Estate
                     Equities Company Stock Incentive Plan (filed as Exhibit No.
                     10.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Company 2000 10-K") of the
                     Company and incorporated herein by reference)

    10.10            Amended and Restated 1995 Crescent Real Estate Equities
                     Limited Partnership Unit Incentive Plan (filed as Exhibit
                     No. 99.01 to the Registration Statement on Form S-8 (File
                     No. 333-3452) of the Company and incorporated herein by reference)

    10.11            1996 Crescent Real Estate Equities Limited Partnership Unit
                     Incentive Plan, as amended (filed as Exhibit No. 10.14 to the Company 1999 10-K and incorporated herein by reference)

    10.12            Amendment dated as of November 5, 1999 to the 1996 Crescent
                     Real Estate Equities Limited Partnership Unit Incentive
                     Plan (filed as Exhibit No. 10.13 to the Company 2000 10-K and incorporated herein by reference)

    10.13            Crescent Real Estate Equities, Ltd. Dividend Inventive Unit
                     Plan (filed as Exhibit No. 10.14 to the Company 2000 10-K and incorporated herein by reference)

    10.14            Annual Incentive Compensation Plan for Select Employees of
                     Crescent Real Estate Equities, Ltd. (filed as Exhibit No.
                     10.15 to the Company 2000 10-K and incorporated herein by reference)

   EXHIBIT
   NUMBER            DESCRIPTION
   -------           -----------

    10.15            Amended and Restated Secured Loan Agreement, dated as of
                     May 10, 2000, among Crescent Real Estate Funding VIII, L.P.
                     and UBS AG, Stamford Branch, as amended (filed as Exhibit
                     No. 10.12 of the Company 2000 2Q 10-Q and incorporated herein by reference)

    10.16            Intercompany Agreement, dated June 3, 1997, between the
                     Registrant and Crescent Operating, Inc. (filed as Exhibit
                     No. 10.02 to the Registration Statement on Form S-1 (File
                     No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

    10.17            Form of Registration Rights, Look-up and Pledge Agreement
                     (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

    21.01            List of Subsidiaries (filed herewith)