Form 10-Q
period 2001-03-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 2001-05-15
CIK 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2001
                          COMMISSION FILE NO. 333-42293


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


                         YES     X           NO
                            ------------       -----------

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                      PAGE
PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000
           (audited).............................................................................        2

           Consolidated Statements of Operations for the three months ended March 31, 2001
           and 2000 (unaudited)..................................................................        3

           Consolidated Statement of Partners' Capital for the three months ended
           March 31, 2001 (unaudited)............................................................        4

           Consolidated Statements of Cash Flows for the three months ended March 31, 2001
           and 2000 (unaudited)..................................................................        5

           Notes to Financial Statements.........................................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       23

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       53

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................       54

Item 2.    Changes in Securities.................................................................       54

Item 3.    Defaults Upon Senior Securities.......................................................       54

Item 4.    Submission of Matters to a Vote of Security Holders...................................       54

Item 5.    Other Information.....................................................................       54

Item 6.    Exhibits and Reports on Form 8-K......................................................       54

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                             MARCH 31,       DECEMBER 31,
                                                                               2001              2000
                                                                           ------------      ------------
ASSETS:                                                                    (UNAUDITED)         (AUDITED)
Investments in real estate:
   Land                                                                    $    312,255      $    310,301
   Land held for investment or development                                      108,393           116,480
   Building and improvements                                                  3,216,333         3,201,332
   Furniture, fixtures and equipment                                             63,351            62,802
   Less -  accumulated depreciation                                            (589,007)         (564,805)
                                                                           ------------      ------------
               Net investment in real estate                               $  3,111,325      $  3,126,110

   Cash and cash equivalents                                               $     35,485      $     38,643
   Restricted cash and cash equivalents                                          66,526            94,568
   Accounts receivable, net                                                      50,500            42,140
   Deferred rent receivable                                                      83,555            82,775
   Investments in real estate mortgages and
       equity of unconsolidated companies                                       862,315           845,317
   Notes receivable, net                                                        429,022           426,493
   Other assets, net                                                            149,270           160,404
                                                                           ------------      ------------
               Total assets                                                $  4,787,998      $  4,816,450
                                                                           ============      ============


LIABILITIES:
   Borrowings under UBS Facility                                           $    628,452      $    553,452
   Notes payable                                                              1,723,388         1,718,443
   Accounts payable, accrued expenses and other liabilities                     127,602           191,042
                                                                           ------------      ------------
              Total liabilities                                            $  2,479,442      $  2,462,937
                                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                        $    235,700      $    236,919

PARTNERS' CAPITAL:
   Series A Preferred Units, 8,000,000 Units issued and outstanding at March 31, 2001 and December 31, 2000,
     liquidation preference $25.00 per unit                                $    200,000      $    200,000
   Units of Partnership Interests, 67,941,988 and 67,905,150 issued and outstanding at March 31, 2001 and December 31, 2000,
     respectively:
     General partners' -- outstanding 609,524 and 609,093                        19,074            19,886
     Limited partners' -- outstanding 67,332,464 and 67,296,057               1,869,825         1,903,442
   Accumulated other comprehensive income                                       (16,043)           (6,734)
                                                                           ------------      ------------
              Total partners' capital                                      $  2,072,856      $  2,116,594
                                                                           ------------      ------------
              Total liabilities and partners' capital                      $  4,787,998      $  4,816,450
                                                                           ============      ============


   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                    ------------------------------
                                                                        2001              2000
                                                                    ------------      ------------
                                                                             (UNAUDITED)
REVENUES:
   Office properties                                                $    153,894      $    149,108
   Resort/Hotel properties                                                15,949            17,544
   Interest and other income                                              15,948             9,136
                                                                    ------------      ------------
          Total revenues                                            $    185,791      $    175,788
                                                                    ------------      ------------

EXPENSES:
   Real estate taxes                                                $     22,886      $     22,671
   Repairs and maintenance                                                10,494            12,197
   Other rental property operating                                        33,329            30,266
   Corporate general and administrative                                    5,264             5,245
   Interest expense                                                       47,448            52,250
   Amortization of deferred financing costs                                2,425             2,347
   Depreciation and amortization                                          30,546            30,902
   Impairment and other adjustments related to the
    behavioral healthcare assets                                           1,150                --
                                                                    ------------      ------------
          Total expenses                                            $    153,542      $    155,878
                                                                    ------------      ------------

         Operating income                                           $     32,249      $     19,910

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
    companies:
         Office properties                                          $      1,093      $      2,704
         Residential development properties                               10,708            10,464
         Temperature-controlled logistics properties                       2,719             4,036
         Other                                                             1,846             2,341
                                                                    ------------      ------------
     Total equity in net income of unconsolidated companies         $     16,366      $     19,545

   Gain on property sales, net                                               330            22,627
                                                                    ------------      ------------
         Total other income and expense                             $     16,696      $     42,172
                                                                    ------------      ------------

INCOME BEFORE MINORITY INTERESTS                                    $     48,945      $     62,082
  AND EXTRAORDINARY ITEM
   Minority interests                                                     (5,683)             (650)
                                                                    ------------      ------------

INCOME BEFORE EXTRAORDINARY ITEM                                          43,262            61,432
   Extraordinary item - extinguishment of debt                                --            (4,378)
                                                                    ------------      ------------

NET INCOME                                                          $     43,262      $     57,054

Preferred unit distributions                                              (3,375)           (3,375)
Share repurchase agreement return                                             --            (2,076)
                                                                    ------------      ------------

NET INCOME AVAILABLE TO PARTNERS                                    $     39,887      $     51,603
                                                                    ============      ============

BASIC EARNINGS PER UNIT DATA:
   Income before extraordinary item                                 $       0.59      $       0.83
   Extraordinary item - extinguishment of debt                                --             (0.06)
                                                                    ------------      ------------

   Net income - basic                                               $       0.59      $       0.77
                                                                    ============      ============

DILUTED EARNINGS PER UNIT DATA:
   Income before extraordinary item                                 $       0.58      $       0.82
   Extraordinary item - extinguishment of debt                                --             (0.06)
                                                                    ------------      ------------

   Net income - diluted                                             $       0.58      $       0.76
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    ACCUMULATED
                                                  PREFERRED        GENERAL           LIMITED            OTHER             TOTAL
                                                  PARTNERS'        PARTNER'S         PARTNERS'      COMPREHENSIVE        PARTNERS'
                                                  CAPITAL          CAPITAL           CAPITAL            INCOME           CAPITAL
                                                ------------     ------------      ------------     -------------      ------------

PARTNERS' CAPITAL, December 31, 2000            $    200,000     $     19,886      $  1,903,442      $     (6,734)     $  2,116,594

Contributions                                             --                5               446                --               451

Distributions                                             --             (817)          (73,950)               --           (74,767)

Net income                                                --               --            39,887                --            39,887

Unrealized Net Gain on
  Available-for-Sale Securities                           --               --                --               224               224

Unrealized Net Loss on Cash Flow Hedges                   --               --                --            (9,533)           (9,533)
                                                ------------     ------------      ------------      ------------      ------------

PARTNERS' CAPITAL, March 31, 2001               $    200,000     $     19,074      $  1,869,825      $    (16,043)     $  2,072,856
                                                ============     ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                                           ------------------------------------
                                                                               2001                    2000
                                                                           ------------            ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $     43,262            $     57,054
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                               32,971                  33,249
     Extraordinary item - extinguishment of debt                                     --                   4,378
     Impairment related to the behavioral healthcare assets                       2,150                      --
     Gain on property sales, net                                                   (330)                (22,627)
     Minority interests                                                           5,683                     650
     Non cash compensation                                                           32                      20
     Distributions received in excess of earnings
       from unconsolidated companies:
         Office properties                                                           --                     869
     Equity in earnings in excess of distributions received from unconsolidated companies:
         Office properties                                                         (115)                     --
         Residential development properties                                      (7,637)                 (4,541)
         Temperature-controlled logistics                                        (1,326)                 (4,036)
         Other                                                                     (249)                   (747)
     Increase in accounts receivable                                             (8,360)                 (5,670)
     Increase in deferred rent receivable                                          (780)                 (2,593)
     Increase in other assets                                                      (536)                 (1,268)
     Decrease in restricted cash and cash equivalents                            24,173                  21,528
     Decrease in accounts payable, accrued
       expenses and other liabilities                                           (63,956)                (54,197)
                                                                           ------------            ------------
         Net cash provided by operating activities                               24,982                  22,069
                                                                           ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of land held for investment or development                          --                 (15,051)
     Proceeds from property sales                                                 9,400                 215,508
     Development of investment properties                                       (11,110)                 (8,526)
     Capital expenditures - rental properties                                    (5,040)                 (3,291)
     Tenant improvement and leasing costs - rental properties                   (10,134)                (16,646)
     Decrease in restricted cash and cash equivalents                             3,869                  11,735
     Return of investment in unconsolidated companies:
         Office properties                                                        6,346                     592
         Residential development properties                                       5,360                  14,291
         Other                                                                    7,025                     200
     Investment in unconsolidated companies:
         Residential development properties                                     (22,593)                (19,297)
         Temperature-controlled logistics properties                             (1,400)                 (1,051)
         Other                                                                   (2,409)                   (915)
     Escrow deposits - acquisition of investment properties                          --                     500
     Increase in notes receivable                                                (2,530)                 (2,482)
                                                                           ------------            ------------
         Net cash (used in) provided by investing activities                    (23,216)                175,567
                                                                           ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt financing costs                                                          (275)                (17,708)
     Increase in restricted cash and cash equivalents                                --                  (8,685)
     Payments under Fleet Boston Credit Facility                                     --                (510,000)
     Borrowings under UBS Facility                                               90,000                 833,000
     Payments under UBS Facility                                                (15,000)                (78,047)
     Notes Payable proceeds                                                       6,240                      --
     Notes Payable payments                                                      (1,295)               (364,782)
     Capital proceeds - joint venture preferred equity partner                       --                  98,212
     Capital distributions - joint venture preferred equity partner              (5,917)                     --
     Capital distributions - joint venture partner                                 (986)                 (7,046)
     Capital contributions to the Operating Partnership                             451                      --
     Preferred unit distributions                                                (3,375)                 (3,375)
     Distributions from the Operating Partnership                               (74,767)                (74,723)
                                                                           ------------            ------------
         Net cash used in financing activities                                   (4,924)               (133,154)
                                                                           ------------            ------------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (3,158)                 64,482
CASH AND CASH EQUIVALENTS,
     Beginning of period                                                         38,643                  72,102
                                                                           ------------            ------------
CASH AND CASH EQUIVALENTS,
     End of period                                                         $     35,485            $    136,584
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("CREE, Ltd."), which owns an approximately 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 89% limited partner interest in the Operating Partnership, with the remaining approximately 10% limited partner interest held by other limited partners. The Operating Partnership directly or indirectly owns interests in nine limited-purpose limited partnerships. Eight of these limited partnerships were formed for the purpose of obtaining securitized debt, and all or substantially all of the economic interests in these partnerships are owned directly or indirectly by the Operating Partnership, with the remaining interests, if any, owned indirectly by the Company. The ninth limited partnership was formed for the purpose of obtaining equity financing through the sale of preferred equity interests, with all of the common equity interests owned directly or indirectly by the Operating Partnership, and all of the preferred equity interests owned by an unrelated third party.

         All of the limited partners of the Operating Partnership other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximately 89% limited partner interest has been treated as equivalent, for purposes of this report, to 60,342,864 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,989,600 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 609,524 units.

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

         The following table shows, by entity, the Properties (as defined below) that the Operating Partnership and its subsidiaries owned as of March 31, 2001:

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

Crescent Real Estate       Greenway Plaza Office Properties and Renaissance
Funding III,               Houston Hotel
IV and V, L.P.:
("Funding III,
IV and V")(1)

Crescent Real Estate         Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate         24 Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate         23 Office Properties and four Resort/Hotel
Funding VIII, L.P.:          Properties
("Funding VIII")

Crescent Real Estate         Chancellor Park, Denver Marriott City Center, MCI
Funding IX, L.P.:            Tower, Miami Center, Reverchon Plaza, 44 Cook
("Funding IX")               Street, 55 Madison and 6225 N. 24th Street

----------

(1) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

SEGMENTS

         As of March 31, 2001, the Operating Partnership's assets and operations were composed of four major investment segments:

         o        Office Segment;

         o        Resort/Hotel Segment;

         o        Residential Development Segment; and

         o        Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned directly or indirectly the following real estate assets (the "Properties") as of March 31, 2001:

         o OFFICE SEGMENT consisted of 78 office properties (collectively referred to as the "Office Properties") located in 27 metropolitan submarkets in seven states, with an aggregate of approximately 28.7 million net rentable square feet and three retail properties with an aggregate of approximately 0.4 million net rentable square feet.

         o RESORT/HOTEL SEGMENT consisted of five destination resort properties with a total of 1,028 rooms/guest nights and four upscale business-class hotel properties with a total of 1,769 rooms (collectively referred to as the "Resort/Hotel Properties").

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 19 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation") a Real Estate Investment Trust ("REIT"), which, as of March 31, 2001, directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 438.9 million cubic feet (17.6 million square feet) of warehouse space.

         o OTHER PROPERTIES consisted of 24 behavioral healthcare properties in 10 states (collectively referred to as the "Behavioral Healthcare Properties"). Subsequent to March 31, 2001, the Operating Partnership sold one Behavioral Healthcare Property. The Operating Partnership has entered into contracts or letters of intent to sell nine additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 14 Behavioral Healthcare Properties.

         For purposes of investor communications, the Operating Partnership classifies its destination resort properties and upscale Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to their similar targeted customer characteristics. This group does not contain the four upscale business-class hotel properties. Additionally, for investor communications, the Operating Partnership classifies its Temperature-Controlled Logistics Properties and its upscale business-class hotel properties as the "Investment Sector." However, for purposes of segment reporting as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" and this Quarterly Report on Form 10-Q, the Resort/Hotel Properties, including the upscale business-class hotel properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered three separate reportable segments.

         See "Note 5. Segment Reporting" for a table showing total revenues, funds from operations and equity in net income of unconsolidated companies for each of these investment segments for the three months ended March 31, 2001 and 2000 and identifiable assets for each of these investment segments at March 31, 2001 and December 31, 2000.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Operating Partnership's Form 10-K for the year ended December 31, 2000.

         Certain amounts in prior period financial statements have been reclassified to conform with current period presentation.

2. PROPERTIES HELD FOR DISPOSITION:

Office Segment

         In pursuit of management's objective to dispose of non-strategic and non-core assets, at March 31, 2001, the Operating Partnership was actively marketing for sale or joint venture its interest in three Office Properties, which are included in the Net Investment in Real Estate of $3,111,325. The Property being actively marketed for sale is Washington Harbour located in Washington, D.C. The Properties being actively marketed for joint venture are Four Westlake Park located in Houston, Texas and Bank One Tower located in Austin, Texas. The aggregate carrying value of these Properties at March 31, 2001, was approximately $270,898.

         The following table summarizes the condensed results of operations for the three months ended March 31, 2001 and 2000 for the Office Properties held for disposition or joint venture. Depreciation expense has not been recognized since the dates on which these Properties were classified as held for sale or joint venture.

                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31,
                                               -----------------------------
                                                   2001             2000
                                               ------------     ------------

         Revenue                               $     11,236     $     10,342
         Operating Expenses                           3,953            3,696
                                               ------------     ------------
         Net Operating Income                  $      7,283     $      6,646
                                               ============     ============

Behavioral Healthcare Properties

         As of March 31, 2001, the Operating Partnership owned 24 Behavioral Healthcare Properties, all of which were classified as held for disposition. The carrying value of the Behavioral Healthcare Properties at March 31, 2001 was approximately $57,685. During the three months ended March 31, 2001, the Operating Partnership recognized an impairment loss of approximately $2,150, which is included in Impairment and Other Adjustments Related to the Behavioral Healthcare Assets of $1,150, on three of the Behavioral Healthcare Properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for these three Properties. Depreciation expense has not been recognized since the dates the Behavioral Healthcare Properties were classified as held for sale.

         Subsequent to March 31, 2001, the Operating Partnership sold one Behavioral Healthcare Property. See "Note 16. Subsequent Events." The Operating Partnership has also entered into contracts or letters of intent to sell nine additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 14 Behavioral Healthcare Properties.

3.  EARNINGS PER UNIT OF PARTNERSHIP INTEREST:

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                           ---------------------------------------------------------------------------------------
                                                             2001                                          2000
                                           -----------------------------------------     -----------------------------------------
                                                            Wtd. Avg.      Per Unit                       Wtd. Avg.      Per Unit
                                             Income          Units          Amount         Income          Units          Amount
                                           ----------      ----------     ----------     ----------      ----------     ----------

BASIC EPS -
Net income before extraordinary item       $   43,262          67,913                    $   61,432          67,769
Series A Preferred unit distributions          (3,375)             --                        (3,375)             --
Share repurchase agreement return                  --              --                        (2,076)             --
                                           ----------      ----------     ----------     ----------      ----------     ----------
Net income available to partners
   before extraordinary item               $   39,887          67,913     $     0.59     $   55,981          67,769     $     0.83
Extraordinary item -
   extinguishment of debt                          --              --             --         (4,378)             --          (0.06)
                                           ----------      ----------     ----------     ----------      ----------     ----------

Net income available to partners           $   39,887          67,913     $     0.59     $   51,603          67,769     $     0.77
                                           ==========      ==========     ==========     ==========      ==========     ==========

DILUTED EPS -
Net income available to partners
   before extraordinary item               $   39,887          67,913                    $   55,981          67,769
Effect of dilutive securities:
   Unit options                                    --             808                            --             228
                                           ----------      ----------     ----------     ----------      ----------     ----------

Net income available to partners
   before extraordinary item               $   39,887          68,721     $     0.58     $   55,981          67,997     $     0.82
Extraordinary item -
   extinguishment of debt                          --              --             --         (4,378)             --          (0.06)
                                           ----------      ----------     ----------     ----------      ----------     ----------

Net income available to partners           $   39,887          68,721     $     0.58     $   51,603          67,997     $     0.76
                                           ==========      ==========     ==========     ==========      ==========     ==========

         The effect of the conversion of the Series A Convertible Cumulative Preferred Units is not included in the computation of Diluted EPS for the three months ended March 31, 2001 or 2000, since the effect of their conversion is antidilutive.

4. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:

                                                                                FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                           ------------------------------
                                                                               2001              2000
                                                                           ------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid on debt ................................................     $     54,883      $     57,887
Additional interest paid resulting from cash flow hedge agreements ...              877               439
                                                                           ------------      ------------
Total interest paid ..................................................     $     55,760      $     58,326
                                                                           ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Issuance of Operating Partnership units in conjunction
    with settlement of an obligation .................................     $         --      $      2,125
Unrealized net gain/(loss) on available-for-sale securities ..........              224            (3,009)
Share Repurchase Agreement Return ....................................               --             2,076
Adjustment of cash flow hedges to fair value .........................           (9,532)           (4,285)
Equity investment in a tenant in exchange
     for office space/other investment ventures ......................               --             2,700
Impairment related to the behavioral healthcare assets ...............            2,150                --

5. SEGMENT REPORTING:

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

         Selected financial information related to each segment for the three months ended March 31, 2001 and 2000 and identifiable assets for each of the segments at March 31, 2001 and December 31, 2000 are presented below.

                                                                       FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
REVENUES:
   Office Segment                                                $    153,894      $    149,108
   Resort/Hotel Segment                                                15,949            17,544
   Residential Development Segment                                         --                --
   Temperature-Controlled Logistics Segment                                --                --
   Corporate and other(1)                                              15,948             9,136
                                                                 ------------      ------------
TOTAL REVENUE                                                    $    185,791      $    175,788
                                                                 ============      ============

FUNDS FROM OPERATIONS:
   Office Segment                                                $     90,153      $     86,211
   Resort/Hotel Segment                                                15,752            17,291
   Residential Development Segment                                     13,066            15,043
   Temperature-Controlled Logistics Segment                             8,325             9,487
   Corporate and other adjustments:
    Interest expense                                                  (47,448)          (52,250)
    Series A Preferred Unit distributions                              (3,375)           (3,375)
    Other(1)                                                            8,997             8,018
    Corporate general & administrative                                 (5,264)           (5,245)
                                                                 ------------      ------------
TOTAL FUNDS FROM OPERATIONS                                      $     80,206      $     75,180
                                                                 ------------      ------------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
   NET INCOME:
   Depreciation and amortization of real estate assets           $    (29,495)     $    (29,792)
   Gain on property sales, net                                            330            22,627
   Impairment and other adjustments related to the
    behavioral healthcare assets                                       (1,150)               --
   Extraordinary item - extinguishment of debt                             --            (4,378)
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies:
          Office Properties                                            (2,040)               72
          Residential Development Properties                           (2,358)           (4,579)
          Temperature-Controlled Logistics Properties                  (5,606)           (5,451)
   Series A Preferred Unit distributions                                3,375             3,375
                                                                 ------------      ------------
NET INCOME                                                       $     43,262      $     57,054
                                                                 ============      ============

EQUITY IN NET INCOME OF UNCONSOLIDATED
   COMPANIES:
   Office Properties                                             $      1,093      $      2,704
   Resort/Hotel Properties                                                 --                --
   Residential Development Properties                                  10,708            10,464
   Temperature-Controlled Logistics Properties                          2,719             4,036
   Other                                                                1,846             2,341
                                                                 ------------      ------------
TOTAL EQUITY IN NET INCOME OF
   UNCONSOLIDATED COMPANIES                                      $     16,366      $     19,545
                                                                 ============      ============

                                                                           BALANCE AT
                                                                 ------------------------------
                                                                   MARCH 31,       DECEMBER 31,
IDENTIFIABLE ASSETS:                                                 2001              2000
                                                                 ------------      ------------
   Office Segment                                                $  3,032,987      $  3,088,653
   Resort/Hotel Segment                                               480,920           468,286
   Residential Development Segment                                    339,237           305,187
   Temperature-Controlled Logistics Segment                           310,762           308,035
   Other(1)                                                           624,092           646,289
                                                                 ------------      ------------
TOTAL IDENTIFIABLE ASSETS                                        $  4,787,998      $  4,816,450
                                                                 ============      ============


----------

(1) For purposes of this Note, the Behavioral Healthcare Properties' financial information has been included in this line item.

         At March 31, 2001, Crescent Operating, Inc. ("COPI") was the Operating Partnership's largest lessee in terms of total revenues. COPI was the lessee of eight of the Resort/Hotel Properties for the three months ended March 31, 2001. Total revenues from COPI for the three months ended March 31, 2001 were approximately 8% of the Operating Partnership's total revenues.

         See "Note 6. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Temperature-Controlled Logistics Properties" for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

6.   INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
     COMPANIES:

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies or equity investments:

                                                                                          OPERATING PARTNERSHIP'S OWNERSHIP
                  ENTITY                                    CLASSIFICATION                     AS OF MARCH 31, 2001(1)
                  ------                                    --------------                ---------------------------------
Desert Mountain Development Corporation           Residential Development Corporation                    95%(2)
The Woodlands Land Company, Inc.                  Residential Development Corporation                    95%(2)
Crescent Development Management Corp.             Residential Development Corporation                    90%(2)
Mira Vista Development Corp.                      Residential Development Corporation                    94%(2)
Houston Area Development Corp.                    Residential Development Corporation                    94%(2)
Temperature-Controlled Logistics Partnership        Temperature-Controlled Logistics                       40%
The Woodlands Commercial                              Office (office/venture tech
    Properties Company, L.P.                                   portfolio)                                 42.5%
Main Street Partners, L.P.                             Office (office property -
                                                            Bank One Center)                               50%
DBL Holdings, Inc.                                               Other                                    97.4%
Metropolitan Partners, LLC                                       Other                                     (3)
CRL Investments, Inc.                                            Other                                     95%
CRL License, LLC                                                 Other                                    28.5%


----------

(1) Investments in which the Operating Partnership does not have a controlling interest are accounted for under the equity method.

(2) See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(3) The Operating Partnership's $85,000 preferred member interest in Metropolitan Partners, LLC ("Metropolitan") at March 31, 2001 would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Operating Partnership. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Operating Partnership may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson Associates Realty Corporation ("Reckson") at a conversion price of $24.61.

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

         AmeriCold Logistics has advised the Temperature-Controlled Logistics Corporation that revenues for February and March of 2001 from the Temperature-Controlled Logistics Properties were 8.2% lower than for the same period of 2000, primarily due to a reduction in units stored at the Temperature-Controlled Logistics Properties.

         The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Temperature-Controlled Logistics," "Office" and "Other," as applicable, as of March 31, 2001, December 31, 2000 and March 31, 2000.

BALANCE SHEETS:

                                                                                    BALANCE AT MARCH 31, 2001
                                                                 ---------------------------------------------------------------
                                                                 RESIDENTIAL      TEMPERATURE-
                                                                 DEVELOPMENT       CONTROLLED
                                                                 CORPORATIONS      LOGISTICS          OFFICE           OTHER
                                                                 ------------     ------------     ------------     ------------

Real estate, net                                                 $    855,812     $  1,296,092     $    391,799
Cash                                                                   42,229           11,994           17,356
Other assets                                                          180,666           93,163           33,939
                                                                 ------------     ------------     ------------
     Total assets                                                $  1,078,707     $  1,401,249     $    443,094
                                                                 ============     ============     ============

Notes payable                                                    $    283,383     $    561,414     $    271,359
Notes payable to the Operating Partnership                            211,170           11,333               --
Other liabilities                                                     363,242           62,444           30,364
Equity                                                                220,912          766,058          141,371
                                                                 ------------     ------------     ------------
      Total liabilities and equity                               $  1,078,707     $  1,401,249     $    443,094
                                                                 ============     ============     ============

Operating Partnership's share of unconsolidated debt             $    114,416     $    224,566     $    126,772
                                                                 ============     ============     ============

Operating Partnership's investments in real estate
  mortgages and equity of unconsolidated companies               $    339,237     $    310,762     $     82,897     $    129,419
                                                                 ============     ============     ============     ============

SUMMARY STATEMENTS OF OPERATIONS:

                                                                             FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                                 ---------------------------------------------------------------
                                                                 RESIDENTIAL      TEMPERATURE-
                                                                 DEVELOPMENT       CONTROLLED
                                                                 CORPORATIONS      LOGISTICS          OFFICE           OTHER
                                                                 ------------     ------------     ------------     ------------

Total revenues                                                   $    110,305     $     38,106     $     19,919
Expenses:
   Operating expense                                                   86,649            4,998(1)         8,040
   Interest expense                                                     3,045           11,416            5,282
   Depreciation and amortization                                        4,610           14,642            4,136
   Taxes                                                                3,637               --               --
                                                                 ------------     ------------     ------------
Total expenses                                                         97,941           31,056           17,458
                                                                 ------------     ------------     ------------

Net income                                                       $     12,364     $      7,050     $      2,461
                                                                 ============     ============     ============


Operating Partnership's equity in net income
  of unconsolidated companies                                    $     10,708     $      2,719     $      1,093      $      1,846
                                                                 ============     ============     ============      ============



----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

BALANCE SHEETS:

                                                                                  BALANCE AT DECEMBER 31, 2000
                                                                 ---------------------------------------------------------------
                                                                 RESIDENTIAL      TEMPERATURE-
                                                                 DEVELOPMENT       CONTROLLED
                                                                 CORPORATIONS      LOGISTICS          OFFICE           OTHER
                                                                 ------------     ------------     ------------     ------------

Real estate, net                                                 $    798,312     $  1,303,810     $    394,724
Cash                                                                   59,639           19,606           34,599
Other assets                                                          196,547           82,883           34,897
                                                                 ------------     ------------     ------------
     Total assets                                                $  1,054,498     $  1,406,299     $    464,220
                                                                 ============     ============     ============

Notes payable                                                    $    255,356     $    561,321     $    251,785
Notes payable to the Operating Partnership                            189,932           11,333               --
Other liabilities                                                     388,980           78,042           46,054
Equity                                                                220,230          755,603          166,381
                                                                 ------------     ------------     ------------
      Total liabilities and equity                               $  1,054,498     $  1,406,299     $    464,220
                                                                 ============     ============     ============

Operating Partnership's share of unconsolidated debt             $    103,100     $    224,528     $    118,485
                                                                 ============     ============     ============

Operating Partnership's investments in real estate
  mortgages and equity of unconsolidated companies               $    305,187     $    308,035     $     98,308     $    133,787
                                                                 ============     ============     ============     ============

SUMMARY STATEMENTS OF OPERATIONS:

                                                                             FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                                 ---------------------------------------------------------------
                                                                 RESIDENTIAL      TEMPERATURE-
                                                                 DEVELOPMENT       CONTROLLED
                                                                 CORPORATIONS      LOGISTICS          OFFICE           OTHER
                                                                 ------------     ------------     ------------     ------------

Total revenues                                                   $    111,621     $     41,577      $     20,060
Expenses:
   Operating expense                                                   82,211            5,185(1)          3,896
   Interest expense                                                     1,708           11,445             5,878
   Depreciation and amortization                                        3,497           14,543             4,362
   Taxes                                                                6,418              876                --
   Other income                                                            --             (223)               --
                                                                 ------------     ------------      ------------
Total expenses                                                         93,834           31,826            14,136
                                                                 ------------     ------------      ------------

Net income                                                       $     17,787     $      9,751      $      5,924
                                                                 ============     ============      ============

Operating Partnership's equity in net income
  of unconsolidated companies                                    $     10,464     $      4,036      $      2,704      $      2,341
                                                                 ============     ============      ============      ============


----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

7.       NOTES PAYABLE AND BORROWINGS UNDER UBS FACILITY:

         The following is a summary of the Operating Partnership's debt financing at March 31, 2001:

                                                                                               BALANCE
                                                                                            OUTSTANDING AT
                                                                                            MARCH 31, 2001
                                                                                            --------------
SECURED DEBT

UBS Term Loan II,(1) secured by Funding VIII Properties and the Washington
Harbour Office Properties (see description of UBS Facility below) ......................     $    326,677

AEGON Note(2) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the
Funding III, IV and V Properties .......................................................          273,254

LaSalle Note I(3) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027,
secured by the Funding I Properties ....................................................          239,000

Fleet Term Note II(4) due August 2003, bears interest at the 30-day LIBOR rate plus 400 basis points (at March 31, 2001, the interest rate was 9.63%) with a
four-year interest-only term, secured by equity interests in Funding I and II ..........          200,000

JP Morgan Mortgage Note(5) due October 2016, bears interest at a fixed rate of
8.31% with a two-year interest-only term (through October 2001), followed by principal amortization based on a 15-year amortization schedule through maturity
in October 2016, secured by the Houston Center mixed-use Office Property complex .......          200,000

LaSalle Note II(6) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028, secured
by the Funding II Properties ...........................................................          161,000

UBS Line of Credit,(1) secured by Funding VIII Properties and the Washington
Harbour Office Properties (see description of UBS Facility below) ......................          155,000

UBS Term Loan I,(1) secured by Funding VIII Properties and the Washington
Harbour Office Properties (see description of UBS Facility below) ......................          146,775

iStar Financial Note due September 2001, bears interest at 30-day LIBOR plus
1.75% (at March 31, 2001, the rate was 7.03%) with an interest-only term,
secured by the Fountain Place Office Property ..........................................           97,123

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center
Resort/Hotel Property ..................................................................           63,500

Metropolitan Life Note V(7) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization
schedule, secured by the Datran Center Office Property .................................           39,092

Northwestern Life Note due January 2003, bears interest at 7.66% with an
interest-only term, secured by the 301 Congress Avenue Office Property .................           26,000

Metropolitan Life Note I(8) due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization
schedule, secured by four of The Woodlands Office Properties ...........................            9,204

                                                                                               BALANCE
                                                                                            OUTSTANDING AT
                                                                                            MARCH 31, 2001
                                                                                            --------------
SECURED DEBT - CONTINUED

Nomura Funding VI Note(9) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
July 2020, secured by the Funding VI Property ..........................................            8,296

Woodman of the World Note,(10) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year amortization schedule, secured by the
development of the Avallon IV Office Property ..........................................            6,240

Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization schedule,
secured by a parcel of land ............................................................              679

UNSECURED DEBT

2007 Notes(11) bear interest at a fixed rate of 7.50% with a ten-year
interest-only term, due September 2007 .................................................          250,000

2002 Notes(11) bear interest at a fixed rate of 7.00% with a five-year
interest-only term, due September 2002 .................................................          150,000
                                                                                             ------------

       Total Notes Payable .............................................................     $  2,351,840
                                                                                             ============


----------

(1) The UBS Facility consists of three tranches: the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II. For a description of the UBS Facility, see "UBS Facility" section below.

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

(7) The outstanding principal balance of this loan at maturity will be approximately $29,100.

(8) The outstanding principal balance of this loan at maturity will be approximately $9,000.

(9) The Operating Partnership has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date.

(10) The outstanding principal balance of this loan at maturity will be approximately $5,400.

(11) The notes were issued in an offering registered with the SEC.

         Below are the aggregate principal amounts due as of March 31, 2001 under the UBS Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

                                        SECURED         UNSECURED          TOTAL
                                      ------------     ------------     ------------

2001                                  $    110,797     $         --     $    110,797
2002                                        73,913          150,000          223,913
2003                                       542,834               --          542,834
2004                                       343,534               --          343,534
2005                                        53,863               --           53,863
Thereafter                                 826,899          250,000        1,076,899
                                      ------------     ------------     ------------
                                      $  1,951,840     $    400,000     $  2,351,840
                                      ============     ============     ============

UBS FACILITY

         The UBS Facility is a secured, variable-rate facility that is currently funded by a syndicate of 23 banks and institutions led by UBS AG ("UBS") and Fleet Boston Financial ("Fleet"). The borrowing capacity under the UBS Facility is currently limited to $725,554. The UBS Facility consists of three tranches: the UBS Line of Credit, a three-year $300,000 revolving line of credit (currently limited to $252,102 of borrowing capacity); the UBS Term Loan I, a $146,775 three-year term loan; and the UBS Term Loan II, a $326,677 four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at March 31, 2001, were approximately $155,000, $146,775 and $326,677, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of March 31, 2001, the interest rate on the UBS Line of Credit and UBS Term Loan I was 7.68%, and the interest rate on the UBS Term Loan II was 7.98%. The weighted average interest rate on the UBS Line of Credit for the quarter ended March 31, 2001 was 8.26%. As of March 31, 2001, the UBS Facility was secured by 25 Office Properties and four Resort/Hotel Properties. The UBS Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Operating Partnership was in compliance with all covenants related to the UBS Facility for the March 31, 2001 reporting period.

8. CASH FLOW HEDGES:

         The Operating Partnership does not use derivative financial instruments for trading purposes, but utilizes them to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of March 31, 2001, the Operating Partnership has entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which was adopted in the third quarter of 1999.

         The Operating Partnership has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based interest payments, made by the Operating Partnership during each month, that repriced closest to two London Banking Days prior to the designated reset dates of each hedge agreement. The Operating Partnership uses the cumulative approach, as described in Derivatives Implementation Group ("DIG") Issue E8, to assess effectiveness of the cash flow hedges. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The measurement of hedge ineffectiveness will be based on the cumulative dollar offset method. Under this method, the Operating Partnership will compare the changes in the floating rate leg of each cash flow hedge to the floating rate cash flows of the hedged items. The cash flow hedges are expected to be highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings when the hedged items impact earnings. If any of the cash flow hedges fall outside 80%-125% effectiveness, all changes in the fair value of those cash flow hedges will be recognized in earnings during the current period.

         On September 1, 1999, the Operating Partnership entered into a four-year cash flow hedge agreement with Salomon Brothers Holding Company, Inc. ("Salomon"), for a notional amount of $200,000. The cash flow hedge can be matched against $200,000 of the designated pool of variable-rate LIBOR indexed debt principal and will effectively fix the Operating Partnership's interest rate on that debt at 6.183% plus the spread. During the three months ended March 31, 2001, the cash flow hedge agreement with Salomon resulted in approximately $36 of additional interest expense. As of March 31, 2001, the fair value of the cash flow hedge was approximately ($6,562).

         Effective February 4, 2000, the Operating Partnership entered into a three-year cash flow hedge agreement with Fleet, for a notional amount of $200,000. The cash flow hedge can be matched against $200,000 of the designated pool of variable-rate LIBOR indexed debt principal and will effectively fix the Operating Partnership's interest rate on that debt at 7.11% plus the spread. During the three months ended March 31, 2001, the cash flow hedge agreement with Fleet resulted in approximately $639 of additional interest expense. As of March 31, 2001, the fair value of the cash flow hedge was approximately ($9,056).

         Effective April 18, 2000, the Operating Partnership entered into a four-year cash flow hedge agreement with Fleet, for a notional amount of $100,000. The cash flow hedge can be matched against $100,000 of the designated pool of variable-rate LIBOR indexed debt principal and will effectively fix the Operating Partnership's interest rate on that debt at 6.76% plus the spread. Fleet has an option to terminate the agreement at the end of the third year of the agreement. Since Fleet has the option to terminate the cash flow hedge early, any changes in the time value of the cash flow hedge will be recorded through earnings. During the three months ended March 31, 2001, the cash flow hedge agreement with Fleet resulted in approximately $202 of additional interest expense. As of March 31, 2001, the fair value of the cash flow hedge was approximately ($5,473).

         Over the next twelve months, an estimated $9,300 to $11,800 will be reclassified from accumulated other comprehensive income to earnings related to the effective portions of the cash flow hedge agreements.

9. MINORITY INTEREST:

         Minority interest represents joint venture and preferred equity interests held by third parties in other consolidated subsidiaries.

10. SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

         As of March 31, 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of March 31, 2001, GMAC Commercial Mortgage Corporation ("GMACCM") held $218,400 of non-voting, redeemable preferred Class A Units in Funding IX. The Class A Units receive a preferred variable-rate dividend currently calculated at 30-day LIBOR plus 450 basis points, or approximately 9.71% per annum as of March 31, 2001, and are redeemable at the option of the Operating Partnership at the original purchase price.

         As of March 31, 2001, Funding IX loaned a total of $281,107 from the net proceeds from the sale of the Class A Units and a portion of the net proceeds from the sale of one of the Properties held by Funding IX to a wholly-owned subsidiary of the Company which used the proceeds to repurchase 14,468,623 of the Company's outstanding common shares. The note, which is included in Notes Receivable, Net, bears interest based on the dividends paid on the common shares held by the wholly-owned subsidiary of the Company, and matures on March 15, 2003. As of March 31, 2001, the rate was approximately 11.3%. For the three months ended March 31, 2001 the Operating Partnership recognized interest income of $7,958 on the note. See "Note 11. Partners' Capital." The repurchased common shares are consolidated as treasury shares in accordance with GAAP in the Company's financial statements. However, these shares will be held in a wholly-owned subsidiary of the Company until all of the Class A Units are redeemed. Distributions will continue to be paid by the Company on these repurchased common shares and will be used to pay dividends on the Class A Units.

         The Operating Partnership generally will use the proceeds from any joint venture or sale of Property held by Funding IX to redeem the Class A Units.

11. PARTNERS' CAPITAL

         Each unit, other than units held by the Company, may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the three months ended March 31, 2001, there were 6,223 units exchanged for 12,446 common shares of the Company.

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

         The Company commenced its Share Repurchase Program in March 2000. As of March 31, 2001, the Company had repurchased 14,488,909 common shares at an average price of $19.51 per common share for an aggregate of approximately $282,699. As of March 31, 2001, the Company held 14,468,623 of the repurchased common shares in a wholly-owned subsidiary of the Company. The 14,468,623 common shares were repurchased by the Company with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. Pursuant to an agreement between the Company and the subsidiary, the Company is required to purchase these common shares from the subsidiary no later than March 15, 2003, at which time the shares will be retired. The retirement of the shares will decrease the Company's limited partner interest, which in turn will result in an increase in net income per unit.

         The Company expects the Share Repurchase Program to continue to be funded through a combination of asset sales and financing arrangements, which, in some cases, may be secured by the repurchased common shares. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

DISTRIBUTIONS

Units

         On February 15, 2001, the Operating Partnership paid a distribution of $74,697, or $1.10 per unit, to holders of record on January 31, 2001. The distribution represented an annualized distribution of $4.40 per unit.

         As of March 31, 2001, the Company was holding 14,468,623 of its common shares. The distribution amount above includes $7,958 of distributions for the three months ended March 31, 2001, related to these common shares.

         On April 16, 2001, the Operating Partnership declared a distribution of $74,789, or $1.10 per unit, to holders of record on April 30, 2001. The distribution represents an annualized distribution of $4.40 per unit and is payable on May 15, 2001.

Preferred Units

         On February 15, 2001, the Operating Partnership paid a distribution on its Series A Preferred Units of $3,375, or $0.421875 per unit, to the Company, which was the sole holder of record on January 31, 2001. The distribution represented an annualized distribution of $1.6875 per preferred unit.

         On April 16, 2001, the Operating Partnership declared a distribution on its Series A Preferred Units of $3,375, or $0.421875 per unit, to the Company, which was the sole holder of record on April 30, 2001. The distribution represents an annualized distribution of $1.6875 per preferred unit and is payable on May 15, 2001.

12. RELATED PARTY INVESTMENT:

DBL Holdings, Inc.

         On June 30, 2000, the Operating Partnership contributed approximately $23,800 to DBL Holdings, Inc. ("DBL"). The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary, that subsequently used the contribution to acquire a limited partner interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director of CREE, Ltd., and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company and member of the Strategic Planning Committee of CREE, Ltd., each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP. At March 31, 2001, DBL's primary holdings consisted of the 12.5% investment in G2 and the Operating Partnership's indirect investment in G2 was approximately $16,800.

Loans to Employees and Trust Managers of the Company for Exercise of Stock Options and Unit Options

         As of March 31, 2001, the Operating Partnership had loaned approximately $28,867 to certain employees of the Operating Partnership and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and the Operating Partnership's unit incentive plans. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company and units of the Operating Partnership pursuant to the exercise of vested stock and unit options. These loans bear interest equal to the weighted average interest rate of the Operating Partnership at the end of the preceding quarter plus 50 basis points, with five-year interest-only terms, and mature between July 2001 and October 2005. At March 31, 2001, accrued interest in the amount of $616 was outstanding on these loans.

13. CBHS:

         During the three months ended March 31, 2001, in connection with the bankruptcy proceedings of Charter Behavioral Health Systems ("CBHS"), the former operator of the Behavioral Healthcare Properties, the Operating Partnership collected approximately $1,000 of a $10,000 working capital loan made to CBHS during the year ended December 31, 1999, which is included in Impairment and Other Adjustments Related to the Behavioral Healthcare Assets of $1,150. This amount was previously expensed in conjunction with the recapitalization of CBHS.

         The Operating Partnership sold four Behavioral Healthcare Properties during the three months ended March 31, 2001. As of March 31, 2001, the Operating Partnership owned 24 Behavioral Healthcare Properties. Subsequent to March 31, 2001, the Operating Partnership sold one Behavioral Healthcare Property. See "Note 14. Dispositions" and "Note 16. Subsequent Events." The Operating Partnership has entered into contracts or letters of intent to sell nine additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 14 Behavioral Healthcare Properties.

14. DISPOSITIONS:

Behavioral Healthcare Properties

         During the three months ended March 31, 2001, the Operating Partnership completed the sale of four Behavioral Healthcare Properties previously classified as held for disposition. The sales generated approximately $8,943 in net proceeds and a net gain of approximately $330 for the three months ended March 31, 2001. The net proceeds from the sale of the four Behavioral Healthcare Properties sold during the three months ended March 31, 2001 were used primarily to pay down variable-rate debt.

15. COPI:

         In connection with the formation and capitalization of COPI, the Operating Partnership contributed $14,100 to COPI and loaned approximately $35,900 to COPI pursuant to a five-year loan, which bears interest at 12% per annum, is collateralized by a lien on certain assets that COPI now owns or may acquire in the future, and matures in May 2002. Also, in connection with COPI's formation, the Operating Partnership established a $20,400 line of credit, which bears interest at 12% per annum. The line of credit was amended in August 1998 and again in March 1999, which ultimately resulted in a decrease in the amount available to $17,200. In March 1999, the Operating Partnership loaned approximately $19,500 to COPI pursuant to a three-year loan, which bears interest at 9% per annum, and is collateralized by certain assets that COPI now owns or may acquire in the future. As of March 31, 2001, COPI had $17,200 (including accrued interest of $3,005) and $48,924 (including accrued interest of $5,452) outstanding under the line of credit and term loans, respectively, with the Operating Partnership. During 2000, the Operating Partnership amended the COPI loans to allow for the deferral of principal and interest payments through February 2001. Under the lease agreements for the Resort/Hotel Properties between the Operating Partnership and COPI, the rent receivable balance at March 31, 2001 was approximately $24,500, of which approximately $17,400 has been deferred. However, during the first quarter of 2001, the Operating Partnership allowed COPI to further extend payment of its debt and lease payment obligations while exploring a potential transaction between the Operating Partnership and COPI regarding the purchase by the Operating Partnership of Resort/Hotel leases and voting stock of the Residential Development Corporations from COPI.

         The REIT Modernization Act, which became effective on January 1, 2001, contains a provision that permits the Operating Partnership to operate Residential Development Corporations currently operated by COPI and lease Resort/Hotel Properties currently leased by COPI. The Operating Partnership is continuing discussions with COPI with respect to a potential transaction.

16. SUBSEQUENT EVENTS:

Behavioral Healthcare Properties

         Subsequent to March 31, 2001, the Operating Partnership sold one Behavioral Healthcare Property. The sale generated approximately $1,947 in net proceeds and a net loss of approximately $163.

Other

         Subsequent to March 31, 2001, the Operating Partnership sold certain marketable securities, which resulted in a net gain of approximately $5,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in "Item 1. Financial Statements" of this document and the more detailed information contained in the Operating Partnership's Form 10-K for the year ended December 31, 2000. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in the notes to the financial statements in "Item 1. Financial Statements."

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

               o Changes in real estate conditions (including rental rates and competition from other properties and new development of competing properties or a general downturn in the economy);

               o Changes in conditions in the Resort/Hotel markets or in the market for residential land or luxury residences, which include single-family homes, townhomes and condominiums (including a general downturn in the economy);

               o Changes in conditions in the temperature-controlled logistics business (including a general downturn in the economy);

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

         The following sections include information for each of the Operating Partnership's investment segments for the three months ended March 31, 2001.

OFFICE SEGMENT

         As of March 31, 2001, the Operating Partnership owned 78 Office Properties.

         The following table shows the same-store net operating income growth for the approximately 27.2 million square feet of Office Property space owned as of March 31, 2001, which excludes approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Operating Partnership owns a 50% non-controlling interest.

                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                      ------------------------------------------------
                                                                          PERCENTAGE/
                                          2001              2000         POINT INCREASE
                                      ------------      ------------     --------------
(DOLLARS IN MILLIONS)
Same-store Revenues                   $      148.0      $      137.2             7.9%
Same-store Expenses                          (66.7)            (62.2)            7.2%
                                      ------------      ------------
Net Operating Income                  $       81.3      $       75.0             8.4%(1)
                                      ============      ============

Weighted Average Occupancy                  93.1%            91.0%               2.1 pts


----------

(1)  Estimate for 2001 growth is 4%-6%.

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leases compared to expiring leasing rates at the Operating Partnership's Office Properties owned as of March 31, 2001.

                                               FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                      ----------------------------------------------------------
                                            SIGNED                EXPIRING           PERCENTAGE
                                            LEASES                 LEASES             INCREASE
                                      --------------------   ------------------     ------------

Renewed or re-leased(1)                371,000 sq. ft.          N/A                          N/A
Weighted average full-
     service rental rate(2)             $23.03 per sq. ft.   $20.74 per sq. ft.             11.0%
FFO annual net effective
     rental rate(3)                     $13.60 per sq. ft.   $11.36 per sq. ft.             19.7%


----------

(1)  All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

RESORT/HOTEL SEGMENT

         As of March 31, 2001, the Operating Partnership owned nine Resort/Hotel Properties.

         The following table shows weighted average occupancy, average daily rate and revenue per available room/guest night for the Resort/Hotel Properties for the three months ended March 31, 2001 and 2000.

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                 ------------------------------------------------
                                                                                     PERCENTAGE/
                                                                                        POINT
                                                     2001             2000(1)          INCREASE
                                                 ------------      ------------      ------------

Weighted average occupancy                                 75%               78%           (3)pts
Average daily rate                                       $274              $257             7%
Revenue per available room/guest night                   $204              $198             3%


----------

(1)  Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
     2000.

         The following table shows Resort/Hotel Property same-store rental income for the three months ended March 31, 2001 and 2000, for the nine Resort/Hotel Properties owned during both of these periods. Rental income includes weighted average base rent with scheduled rent increases that would be taken into account under GAAP, and percentage rent.

                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31,
                                      -------------------------------------------------
                                                                            PERCENTAGE
                                          2001             2000              INCREASE
                                      ------------     ------------        ------------
(DOLLARS IN THOUSANDS)
Upscale Business-Class Hotels         $      5,824     $      5,363(1)                9%
Destination Resort Properties                9,149            8,893                   3
                                      ------------     ------------
All Resort/Hotel Properties           $     14,973     $     14,256(1)                5%
                                      ============     ============


----------

(1)  Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
     2000.

INVESTMENT PARTNERSHIP

         In February 2000, the Operating Partnership entered into an agreement with Sanjay Varma, a former senior executive officer of the Operating Partnership, to form an investment partnership, which will seek destination resort properties and resort/hotel properties to acquire and manage under the "Sonoma Spa Resorts" brand and concept. The Operating Partnership and Mr. Varma acquired a 93% and a 7% interest, respectively, in this new partnership. Mr. Varma also established a management company, which has contracted with COPI to manage either the property or assets of the Operating Partnership's existing portfolio of Resort/Hotel Properties (excluding the Canyon Ranch resorts and the Hyatt Regency Beaver Creek), in addition to new properties the investment partnership acquires. As of March 31, 2001, the Operating Partnership had reduced its non-voting interest in this management company to 10% to comply with the REIT Modernization Act, which became effective January 1, 2001.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Operating Partnership owns economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 19 upscale Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the upscale Residential Development Properties. Management plans to maintain the Residential Development Segment at its current investment level and reinvest returned capital in residential development projects that it expects to achieve comparable rates of return.

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.

                                              FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                          -----------------------------
                                             2001               2000
                                          ----------         ----------
(DOLLARS IN THOUSANDS)
Residential lot sales                            381                563
Average sales price per lot                     $ 69               $ 46
Commercial land sales                              3 acres           21 acres
Average sales price per acre                    $470               $313

o Average sales price per lot increased by $23, or 50%, due to a product mix of higher priced lots from the Carlton Woods development in the three months ended March 31, 2001, compared to the same period in 2000. The number of lots sold decreased to 381 lots for the three months ended March 31, 2001, as compared to 563 lots for the same period in 2000, due to the higher priced product mix of lots available for sale.

o Future buildout of The Woodlands is estimated at approximately 13,600 residential lots and approximately 1,800 acres of commercial land, of which approximately 1,100 residential lots and 1,200 acres are currently in inventory.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

         The following table shows residential lot sales at an average price per lot.

                                         FOR THE THREE MONTHS
                                           ENDED MARCH 31,
                                      -------------------------
                                         2001           2000
                                      ----------     ----------
(DOLLARS IN THOUSANDS)
Residential lot sales                         19             44
Average sales price per lot(1)              $612           $533


----------

(1)  Including equity golf memberships.

o With the higher priced residential lots being completed during the latter phases of development at Desert Mountain, the average sales price per lot increased by $79, or 15%, for the three months ended March 31, 2001, as compared to the same period in 2000. The number of lot sales decreased to 19 lots for the three months ended March 31, 2001, as compared to 44 lots for the same period in 2000. Management believes that the decrease in the number of lot sales is due to the slowing economy and the change to a higher priced product mix of lots available for sale.

o Approved future buildout of Desert Mountain is estimated to be in excess of 500 residential lots, of which approximately 184 are currently in inventory.

Crescent Development Management Corporation ("CDMC"), Beaver Creek, Colorado:

         The following table shows total active projects, residential lot and residential unit sales and average sales price per lot and unit.

                                                      FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                 -----------------------------
                                                     2001             2000
                                                 ------------     ------------
(DOLLARS IN THOUSANDS)
Active projects                                            12               12(1)
Residential lot sales                                       2                5(1)
Residential unit sales:
    Townhome sales                                          4                2
    Single-family home sales                               --                1(1)
    Condominium sales                                       9                1
Average sales price per residential lot                $  240           $  149
Average sales price per residential unit               $1,400           $1,700


----------

(1) Certain amounts in the prior period have been reclassified to conform with current period presentation.

o Average sales price per lot increased by $91, or 61%, due to a higher priced product mix sold at Eagle Ranch in the three months ended March 31, 2001, as compared to the same period in 2000.

o On September 22, 2000, CDMC closed a joint-venture arrangement with Booth Creek Ski Holdings, Inc., owner of the Northstar-at-Tahoe resort, a premier, up-scale ski resort located in North Lake Tahoe, California. The development is expected to span ten years and to include an enhanced core village with new restaurants and retail shops, hotels and spas, and an extensive residential product mix of over 2,000 condominium and townhome units. As of March 31, 2001, the Operating Partnership had made capital contributions to CDMC of $35,700 with a total expected investment by the Operating Partnership of approximately $75,000 over the life of the project. CDMC expects pre-sales to commence in the second quarter of 2002.

Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas:

         The following table shows residential lot sales at an average price per lot.

                                          FOR THE THREE MONTHS
                                             ENDED MARCH 31,
                                      -----------------------------
                                          2001             2000
                                      ------------     ------------
(DOLLARS IN THOUSANDS)
Residential lot sales                            2               11
Average sales price per lot                    $60              $88

o The number of lots sold decreased by nine lots for the three months ended March 31, 2001, as compared to the same period in 2000, due to the completion of development and the decreased number of remaining lots to be sold.

o Decrease in average sales price per lot between years is due to a change in product mix.

Houston Area Development Corp. ("Houston Area Development"), Houston, Texas:

         The following table shows residential lot sales at an average price per lot.

                                           FOR THE THREE MONTHS
                                             ENDED MARCH 31,
                                      -----------------------------
                                          2001             2000
                                      ------------     ------------
(DOLLARS IN THOUSANDS)
Residential lot sales                           49               55
Average sales price per lot                    $27              $30

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of March 31, 2001, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, LLC ("AmeriCold Logistics"), which is owned 60% by Vornado Operating, L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no interest in AmeriCold Logistics.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent of $24.4 million (of which the Operating Partnership's portion is $9.6 million) is required to be paid from March 11, 2002 to December 31, 2003.

         AmeriCold Logistics has advised the Temperature-Controlled Logistics Corporation that revenues for February and March of 2001 from the Temperature-Controlled Logistics Properties were 8.2% lower than for the same period of 2000, primarily due to a reduction in units stored at the Temperature-Controlled Logistics Properties.

         Management believes that earnings before interest, taxes, depreciation and amortization and rent ("EBITDAR") is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics. The following table shows EBITDAR and lease payment for AmeriCold Logistics for the three months ended March 31, 2001.

                                     FOR THE THREE
                                      MONTHS ENDED
                                        MARCH 31,
(DOLLARS IN MILLIONS)                     2001
                                     -------------

EBITDAR(1)                                   $33.2
Lease Payment                                 32.9(2)


----------

(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

(2) Represents the base rent and percentage rent obligation (excluding the effect of straight-lining rents) of AmeriCold Logistics.

         The Temperature-Controlled Logistics Corporation expects to complete the construction of one facility and the acquisition of one facility for $25.2 million, representing approximately 8.5 million cubic feet (0.2 million square feet), during 2001.

                              RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's financial data as a percentage of total revenues for the three months ended March 31, 2001 and 2000 and the variance in dollars between the three months ended March 31, 2001 and 2000. See "Note 5. Segment Reporting" included in "Item 1. Financial Statements" for financial information about investment segments.

                                                                                                          TOTAL VARIANCE IN
                                                                      FINANCIAL DATA AS A PERCENTAGE    DOLLARS (IN MILLIONS)
                                                                      OF TOTAL REVENUES FOR THE THREE     BETWEEN THE THREE
                                                                          MONTHS ENDED MARCH 31,             MONTHS ENDED
                                                                      ------------------------------           MARCH 31,
                                                                          2001              2000            2001 AND 2000
                                                                      ------------      ------------    ---------------------
REVENUES:
     Office properties                                                        82.8%             84.8%       $        4.8
     Resort/Hotel properties                                                   8.6              10.0                (1.6)
     Interest and other income                                                 8.6               5.2                 6.8
                                                                      ------------      ------------        ------------
         TOTAL REVENUES                                                      100.0%            100.0%       $       10.0
                                                                      ------------      ------------        ------------

EXPENSES:
     Operating expenses                                                       35.9%             37.1%       $        1.6
     Corporate general and administrative                                      2.9               3.0                  --
     Interest expense                                                         25.5              29.7                (4.9)
     Amortization of deferred financing costs                                  1.3               1.2                  --
     Depreciation and amortization                                            16.4              17.6                (0.4)
     Impairment and other adjustments related to the behavioral
        healthcare assets                                                      0.6                --                 1.2
                                                                      ------------      ------------        ------------
         TOTAL EXPENSES                                                       82.6%             88.6%       $       (2.5)
                                                                      ------------      ------------        ------------
OPERATING INCOME                                                              17.4%             11.4%       $       12.5

OTHER INCOME AND EXPENSE:
     Equity in net income of unconsolidated companies:
         Office properties                                                     0.6%              1.5%       $       (1.6)
         Residential development properties                                    5.8               6.0                 0.2
         Temperature-controlled logistics properties                           1.5               2.3                (1.3)
         Other                                                                 0.9               1.3                (0.5)
                                                                      ------------      ------------        ------------
         TOTAL EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES                8.8%             11.1%       $       (3.2)

     Gain on property sales, net                                               0.2              12.9               (22.3)
                                                                      ------------      ------------        ------------
         TOTAL OTHER INCOME AND EXPENSE                                        9.0%             24.0%       $      (25.5)
                                                                      ------------      ------------        ------------

INCOME BEFORE MINORITY INTERESTS AND EXTRAORDINARY ITEM                       26.4%             35.4%       $      (13.0)

     Minority interests                                                       (3.1)             (0.4)               (5.2)
                                                                      ------------      ------------        ------------

INCOME BEFORE EXTRAORDINARY ITEM                                              23.3%             35.0%       $      (18.2)

     Extraordinary item - extinguishment of debt                                --              (2.5)                4.4
                                                                      ------------      ------------        ------------

NET INCOME                                                                    23.3%             32.5%       $      (13.8)

     Series A Preferred unit distributions                                    (1.8)             (1.9)                 --
     Share repurchase agreement return                                          --              (1.2)                2.1
                                                                      ------------      ------------        ------------

NET INCOME AVAILABLE TO PARTNERS                                              21.5%             29.4%       $      (11.7)
                                                                      ============      ============        ============

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

REVENUES

         Total revenues increased $10.0 million, or 5.7%, to $185.8 million for the three months ended March 31, 2001, as compared to $175.8 million for the three months ended March 31, 2000. The components of the increase in total revenues are discussed below.

         The increase in Office Property revenues of $4.8 million, or 3.2%, for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, is attributable to:

               o increased revenues of $10.7 million from the 78 Office Properties and three retail properties owned as of March 31, 2001, primarily as a result of increased weighted average full-service rental rates and increased average occupancy rates at these Properties; and

               o increased revenues of $2.6 million from lease termination fees and other Office Property revenues; partially offset by

               o decreased revenues of $8.5 million due to the disposition of 11 Office Properties and four retail properties during 2000.

         The decrease in Resort/Hotel Property revenues of $1.6 million, or 9.1%, for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, is primarily attributable to decreased revenues from the business-class hotels of $1.9 million. Revenues from the business-class hotels decreased $2.4 million due to the disposition of the Four Seasons Hotel - Houston during 2000, which was partially offset by increased revenues at the other business-class hotels of $0.5 million.

         The increase in interest and other income of $6.8 million, or 74.7%, is primarily attributable to an increase of $8.0 million as a result of interest earned on a loan between the Operating Partnership and a wholly-owned subsidiary of the Company in connection with the repurchase of 14,468,623 common shares of the Company.

EXPENSES

         Total expenses decreased $2.5 million, or 1.6%, to $153.5 million for the three months ended March 31, 2001, as compared to $156.0 million for the three months ended March 31, 2000. The primary components of the decrease in total expenses are discussed below.

         The increase in Office Property operating expenses of $1.6 million, or 2.5%, for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, is attributable to:

               o increased expenses of $5.7 million from the 78 Office Properties and three retail properties owned as of March 31, 2001, primarily as a result of increased rates for electricity and gas, increased property taxes and increased management fees during the three months ended March 31, 2001, as compared to the same period in 2000; partially offset by

               o decreased expenses of $4.1 million due to the disposition of 11 Office Properties and four retail properties during 2000.

         An additional increase in expenses of $1.2 million is due to the impairment and other adjustments related to the Behavioral Healthcare Properties during the three months ended March 31, 2001.

         The decrease in interest expense of $4.9 million, or 9.4%, for the three months ended March 31, 2001, as compared to the same period in 2000, is primarily attributable to a decrease in average debt balance outstanding of approximately $200.0 million (or a $4.3 million decrease in interest expense), and a decrease in the weighted average interest rate of 0.14% (or a $0.3 million decrease in interest expense).

OTHER INCOME

         Other income decreased $25.5 million, or 60.4%, to $16.7 million for the three months ended March 31, 2001, as compared to $42.2 million for the three months ended March 31, 2000. The components of the decrease in other income are discussed below.

         The decrease in equity in net income of unconsolidated companies of $3.2 million, or 16.4%, for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, is primarily attributable to:

               o a decrease in equity in net income of the unconsolidated Office Properties of $1.6 million, or 59.3%, primarily attributable to the gains on the sale of the retail portfolio of The Woodlands Commercial Properties Company, L.P. during the three months ended March 31, 2000; and

               o a decrease in equity in net income of the Temperature-Controlled Logistics Partnerships of $1.3 million, or 32.5%, resulting primarily from the restructuring of the lease agreement with AmeriCold Logistics in February 2001.

         The decrease in net gain on property sales of $22.3 million, or 98.7%, is attributable to a decrease in the number of Properties sold during the three months ended March 31, 2001, as compared to the same period in 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $35.5 million and $38.6 million at March 31, 2001 and December 31, 2000, respectively. This 8.0% decrease is attributable to $23.2 million and $4.9 million used in investing activities and financing activities, respectively, partially offset by $25.0 million provided by operating activities.

INVESTING ACTIVITIES

         The Operating Partnership's use of cash for investing activities of $23.2 million is attributable to:

               o $26.4 million of additional investment in unconsolidated companies, consisting of investments in (i) the upscale Residential Development Properties of $22.6 million, primarily as a result of CDMC's investment in the Northstar-at-Tahoe resort, (ii) Temperature-Controlled Logistics Properties of $1.4 million and (iii) other unconsolidated companies of $2.4 million;

               o $11.1 million for the development of investment properties, including development of office properties and expansions and renovations at the Resort/Hotel Properties;

               o $10.1 million for recurring and non-recurring tenant improvement and leasing costs for the Office Properties;

               o $5.0 million for capital expenditures on rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties; and

               o a $2.5 million increase in notes receivable, primarily as a result of interest accrued in 2001 of approximately $2.4 million related to the COPI notes.

         The Operating Partnership's use of cash for investing activities is partially offset by:

               o $18.7 million from return of investment in unconsolidated Office Properties, upscale Residential Development Properties and other unconsolidated companies;

               o $9.4 million of net sales proceeds primarily attributable to the disposition of Behavioral Healthcare Properties; and

               o a $3.8 million decrease in restricted cash and cash equivalents, primarily due to escrow deposit reimbursements for capital expenditures during the first quarter of 2001.

FINANCING ACTIVITIES

         The Operating Partnership's use of cash for financing activities of $4.9 million is primarily attributable to:

               o    distributions to unitholders of $74.8 million;

               o net capital distributions to joint venture partners of $6.8 million, primarily due to distributions of $5.9 million to GMACCM; and

               o distributions paid to the holder of preferred units of $3.4 million.

         The use of cash for financing activities is partially offset by:

               o    net borrowings under the UBS Facility of $75.0 million; and

               o net increase in notes payable of $5.0 million, primarily attributable to borrowings for the development of the Avallon IV Office Property.

OPERATING ACTIVITIES

         The Operating Partnership's cash provided by operating activities of $25.0 million is attributable to $34.3 million from Property operations, partially offset by $9.3 million representing equity in earnings in excess of distributions received from unconsolidated Office Properties, Temperature-Controlled Logistics Properties and other unconsolidated companies.

PROPERTY DISPOSITIONS

Behavioral Healthcare Properties

         During the three months ended March 31, 2001, the Operating Partnership completed the sale of four Behavioral Healthcare Properties previously classified as held for disposition. The sales generated approximately $8.9 million in net proceeds and a net gain of approximately $0.3 million for the three months ended March 31, 2001. During the three months ended March 31, 2001, the Operating Partnership recognized an impairment loss of $2.2 million on three of the Behavioral Healthcare Properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for these three Properties. The net proceeds from the sale of the four Behavioral Healthcare Properties sold during the three months ended March 31, 2001 were used primarily to pay down variable-rate debt.

         Subsequent to March 31, 2001, the Operating Partnership sold one Behavioral Healthcare Property. The sale generated approximately $1.9 million in net proceeds and a net loss of approximately $0.2 million. The Operating Partnership also has entered into contracts or letters of intent to sell nine additional Behavioral Healthcare Properties, and is marketing the remaining 14 Behavioral Healthcare Properties. The sales are expected to generate in excess of $40.0 million in net proceeds by the end of the third quarter of 2001. The Operating Partnership expects to use the net proceeds to pay down variable-rate debt.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

         As of March 31, 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of March 31, 2001, GMACCM held $218.4 million of non-voting, redeemable preferred Class A Units in Funding IX. The Class A Units receive a preferred variable-rate dividend currently calculated at 30-day LIBOR plus 450 basis points, or approximately 9.71% per annum as of March 31, 2001, and are redeemable at the option of the Operating Partnership at the original purchase price.

         As of March 31, 2001, Funding IX loaned a total of $281.1 million from the net proceeds from the sale of the Class A Units and a portion of the net proceeds from the sale of one of the Properties held by Funding IX to a wholly-owned subsidiary of the Company which used the proceeds to repurchase 14,468,623 of the Company's outstanding common shares. The note, which is included in Notes Receivable, Net, bears interest based on the dividends paid on the common shares held by the wholly-owned subsidiary of the Company, and matures on March 15, 2003. As of March 31, 2001, the rate was approximately 11.3%. For the three months ended March 31, 2001 the Operating Partnership recognized interest income of $8.0 million on the note. The repurchased common shares are consolidated as treasury shares in accordance with GAAP in the Company's financial statements. However, these shares will be held in a wholly-owned subsidiary of the Company until all of the Class A Units are redeemed. Distributions will continue to be paid by the Company on these repurchased common shares and will be used to pay dividends on the Class A Units.

         The Operating Partnership will generally use the proceeds from any joint venture or sale of a Property held by Funding IX to redeem the Class A Units.

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

         The Company commenced its Share Repurchase Program in March 2000. As of March 31, 2001, the Company had repurchased 14,488,909 common shares at an average price of $19.51 per common share for an aggregate of approximately $282.7 million. As of March 31, 2001, the Company held 14,468,623 of the repurchased common shares in a wholly-owned subsidiary of the Company. The 14,468,623 common shares were repurchased by the Company with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. Pursuant to an agreement between the Company and the subsidiary, the Company is required to purchase these common shares from the subsidiary no later than March 15, 2003, at which time the shares will be retired. The retirement of the shares will decrease the Company's limited partner interest, which in turn will result in an increase in net income per unit.

         The Company expects the Share Repurchase Program to continue to be funded through a combination of asset sales and financing arrangements, which, in some cases, may be secured by the repurchased common shares. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

METROPOLITAN

         The Operating Partnership's $85.0 million preferred member interest in Metropolitan Partners, LLC ("Metropolitan") at March 31, 2001 would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85.0 million, plus an amount sufficient to provide a 9.5% internal rate of return to the Operating Partnership. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Operating Partnership may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson Associates Realty Corporation ("Reckson") at a conversion price of $24.61. On April 4, 2001, the Operating Partnership notified Reckson of its intention to convert this preferred member interest into common stock of Reckson. The conversion is subject to Metropolitan's right to redeem the preferred interest by May 19, 2001.

COPI

         In connection with the formation and capitalization of COPI, the Operating Partnership contributed $14.1 million to COPI and loaned approximately $35.9 million to COPI pursuant to a five-year loan, which bears interest at 12% per annum, is collateralized by a lien on certain assets that COPI now owns or may acquire in the future, and matures in May 2002. Also, in connection with COPI's formation, the Operating Partnership established a $20.4 million line of credit, which bears interest at 12% per annum. The line of credit was amended in August 1998 and again in March 1999, which ultimately resulted in a decrease in the amount available to $17.2 million. In March 1999, the Operating Partnership loaned approximately $19.5 million to COPI pursuant to a three-year loan, which bears interest at 9% per annum, and is collateralized by certain assets that COPI now owns or may acquire in the future. As of March 31, 2001, COPI had $17.2 million (including accrued interest of $3.0 million) and $48.9 million (including accrued interest of $5.5 million) outstanding under the line of credit and term loans, respectively, with the Operating Partnership. During 2000, the Operating Partnership amended the COPI loans to allow for the deferral of principal and interest payments through

February 2001. Under the lease agreements for the Resort/Hotel Properties between the Operating Partnership and COPI, the rent receivable balance at March 31, 2001 was approximately $24.5 million, of which approximately $17.4 million has been deferred. However, the Operating Partnership continues to allow COPI to extend payment of its debt and lease payment obligations while exploring a potential transaction between the Operating Partnership and COPI regarding the purchase by the Operating Partnership of Resort/Hotel leases and voting stock of the Residential Development Corporations from COPI.

         The Report of Independent Auditors included in COPI's Form 10-K for the year ended December 31, 2000 states that there is substantial doubt about COPI's ability to continue as a going concern. However, if the potential transaction between the Operating Partnership and COPI is finalized and executed, COPI's short-term obligations to the Company will be considered in the overall transaction. The REIT Modernization Act, which became effective on January 1, 2001, contains a provision that permits the Operating Partnership to operate Residential Development Corporations currently operated by COPI and lease Resort/Hotel Properties currently leased by COPI.

LIQUIDITY REQUIREMENTS

         As of March 31, 2001, the Operating Partnership had unfunded capital expenditures of approximately $156.3 million relating to expansion, construction, renovation and development projects. The table below specifies the Operating Partnership's total capital expenditures relating to these projects, amounts funded to date, amounts remaining to be funded, and short-term and long-term capital expenditures.

                                                                                                 CAPITAL EXPENDITURES
                                                                                              --------------------------
(IN MILLIONS)                                      TOTAL          AMOUNT         AMOUNT       SHORT-TERM      LONG-TERM
                                                  PROJECT         FUNDED        REMAINING      (NEXT 12          (12+
               PROJECT                            COST(1)        TO DATE         TO FUND       MONTHS)(2)     MONTHS)(2)
               -------                           ----------     ----------      ----------    -----------     ----------
OFFICE SEGMENT
      Avallon IV                                 $     13.8     $     (8.6)     $      5.2     $      5.2     $       --
      5 Houston Center(3)                             117.2          (17.1)          100.1           55.3           44.8
                                                 ----------     ----------      ----------     ----------     ----------
         Subtotal                                $    131.0     $    (25.7)     $    105.3     $     60.5     $     44.8

RESORT/HOTEL SEGMENT
      Renaissance Houston Hotel                  $     15.5     $    (13.0)     $      2.5     $      2.5     $       --
      Hyatt Regency Beaver Creek                        6.9           (3.6)            3.3            3.3             --
                                                 ----------     ----------      ----------     ----------     ----------
         Subtotal                                $     22.4     $    (16.6)     $      5.8     $      5.8     $       --

RESIDENTIAL DEVELOPMENT SEGMENT
      CDMC Northstar-at-Tahoe resort(4)          $     75.0     $    (35.7)     $     39.3     $     26.4     $     12.9
                                                 ----------     ----------      ----------     ----------     ----------

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT
      Facility expansion and acquisition         $     10.0     $     (4.1)     $      5.9     $      5.9     $       --
                                                 ----------     ----------      ----------     ----------     ----------

TOTAL                                            $    238.4     $    (82.1)     $    156.3     $     98.6     $     57.7
                                                 ==========     ==========      ==========     ==========     ==========


----------

(1)  All amounts are approximate.

(2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.

(3) Total estimated cost is approximately $120.0 million. Construction of the planned 27-story, Class A office property of 577,000 net rentable square feet commenced in November 2000, and is expected to be completed in the third quarter of 2002. The Operating Partnership has leasing commitments for approximately 89% of the space. Of the total estimated development costs of the project, approximately $82.0 million is expected to be financed with long-term construction financing. The Operating Partnership expects to enter into a joint venture arrangement in which the joint venture partner will hold a 75% equity interest in 5 Houston Center, and the Operating Partnership will hold the remaining 25% equity interest, while continuing to manage and lease the property. The Operating Partnership estimates that its total cash outlay for this project will be approximately $8.8 million, of which $7.5 million has already been funded.

(4) See "Residential Development Segment" above for a description of the Operating Partnership's investment in the Northstar-at-Tahoe resort.

         The Operating Partnership expects to fund its short-term capital expenditures of approximately $98.6 million and its obligations for debt that matures during 2001 of approximately $110.8 million, primarily through a combination of long-term construction financing, proceeds received from joint ventures, redeployment of capital returned from the Residential Development Segment and additional or replacement debt financing.

         The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt, additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, and distributions to shareholders and unitholders), primarily through cash flow provided by operating activities. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Operating Partnership expects to finance such requirements with available cash, property sales, proceeds received from joint ventures or additional debt financing.

         The Operating Partnership expects to fund its long-term capital expenditures of approximately $57.7 million primarily through long-term construction financing and additional borrowings. The Operating Partnership's other long-term liquidity requirements consist primarily of maturities after December 31, 2001, under the Operating Partnership's fixed and variable-rate debt, which totaled approximately $2.3 billion as of March 31, 2001. The Operating Partnership expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives.

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

     o Additional debt secured by existing underleveraged properties, investment properties, or by investment property acquisitions or developments; and

     o    Joint venture arrangements.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements existing as of March 31, 2001 are shown below (dollars in thousands):

                                                         INTEREST                                 BALANCE
                                                         RATE AT                               OUTSTANDING AT
                                        MAXIMUM          MARCH 31,             EXPIRATION         MARCH 31,
         DESCRIPTION(1)                BORROWINGS          2001                   DATE              2001
         --------------               ------------     ------------         ---------------    --------------

SECURED FIXED RATE DEBT:
   AEGON Note                         $    273,254             7.53%           July 2009        $    273,254
   LaSalle Note I                          239,000             7.83           August 2027            239,000
   JP Morgan Mortgage Note                 200,000             8.31          October 2016            200,000
   LaSalle Note II                         161,000             7.79           March 2028             161,000
   CIGNA Note                               63,500             7.47          December 2002            63,500
   Metropolitan Life Note V                 39,092             8.49          December 2005            39,092
   Northwestern Life Note                   26,000             7.66          January 2003             26,000
   Metropolitan Life Note I                  9,204             8.88         September 2001             9,204
   Nomura Funding VI Note                    8,296            10.07            July 2020               8,296
   Woodman of the World                      6,240             8.20           April 2009               6,240
   Rigney Promissory Note                      679             8.50          November 2012               679
                                      ------------     ------------                             ------------
    Subtotal/Weighted Average         $  1,026,265             7.82%                            $  1,026,265
                                      ------------     ------------                             ------------

SECURED VARIABLE RATE DEBT:
   UBS Term Loan II                   $    326,677             7.98%         February 2004      $    326,677
   Fleet Term Note II                      200,000             9.63           August 2003            200,000
   UBS Line of Credit(2)                   252,102             7.68          February 2003           155,000
   UBS Term Loan I                         146,775             7.68          February 2003           146,775
   iStar Financial Note                     97,123             7.03         September 2001            97,123
                                      ------------     ------------                             ------------
    Subtotal/Weighted Average         $  1,022,677             8.14%                            $    925,575
                                      ------------     ------------                             ------------

UNSECURED FIXED RATE DEBT:
   Notes due 2007                     $    250,000             7.50%        September 2007      $    250,000
   Notes due 2002                          150,000             7.00         September 2002           150,000
                                      ------------     ------------                             ------------
    Subtotal/Weighted Average         $    400,000             7.31%                            $    400,000
                                      ------------     ------------                             ------------

    TOTAL/WEIGHTED AVERAGE            $  2,448,942             7.86%(3)                         $  2,351,840
                                      ============     ============                             ============


----------

(1) For more information regarding the terms of the Operating Partnership's debt financing arrangements, including the amounts payable at maturity for non-amortizing loans, Properties securing the Operating Partnership's secured debt and the method of calculation of the interest rate for the Operating Partnership's variable-rate debt, see "Note 7. Notes Payable and Borrowings under the UBS Facility" included in "Item 1. Financial Statements."

(2) Maximum borrowings is calculated based on borrowing capacity at March 31, 2001, and cannot exceed $300.0 million.

(3) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 8.17%.

         Below are the aggregate principal amounts due as of March 31, 2001 under the UBS Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

                                  SECURED         UNSECURED          TOTAL
                                ------------     ------------     ------------
   (in thousands)
     2001                       $    110,797     $         --     $    110,797
     2002                             73,913          150,000          223,913
     2003                            542,834               --          542,834
     2004                            343,534               --          343,534
     2005                             53,863               --           53,863
     Thereafter                      826,899          250,000        1,076,899
                                ------------     ------------     ------------
                                $  1,951,840     $    400,000     $  2,351,840
                                ============     ============     ============

         As of March 31, 2001, the Operating Partnership had approximately $110.8 million of principal on secured debt payable during 2001, consisting primarily of the iStar Financial Note and the Metropolitan Life Note I due September 2001, which are expected to be funded through replacement debt financing.

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

         Debt service coverage ratios for a particular period are generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The calculation of the debt service coverage ratio for the UBS Facility is calculated using the method described above, including certain pro forma adjustments and debt from unconsolidated entities. As of March 31, 2001, the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt.

UBS FACILITY

         The UBS Facility is a secured, variable-rate facility that is currently funded by a syndicate of 23 banks and institutions led by UBS and Fleet. The borrowing capacity under the UBS facility is currently limited to $725.6 million. The UBS Facility consists of three tranches: the UBS Line of Credit, a three-year $300.0 million revolving line of credit (currently limited to $252.1 million of borrowing capacity); the UBS Term Loan I, a $146.8 million three-year term loan; and the UBS Term Loan II, a $326.7 million four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at March 31, 2001, were approximately $155.0 million, $146.8 million and $326.7 million, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of March 31, 2001, the interest rate on the UBS Line of Credit and UBS Term Loan I was 7.68%, and the interest rate on the UBS Term Loan II was 7.98%. The weighted average interest rate on the UBS Line of Credit for the quarter ended March 31, 2001 was 8.26%. As of March 31, 2001, the UBS Facility was secured by 25 Office Properties and four Resort/Hotel Properties. The UBS Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Operating Partnership was in compliance with all covenants related to the UBS Facility for the March 31, 2001 reporting period.

DEBT REFINANCINGS

         The Company has received debt refinancing commitments of $970.0 million. Funding is subject to the execution of definitive agreements. The refinancing arrangements are expected to include a $400.0 million unsecured credit facility that will replace the $300.0 million UBS Line of Credit and $570.0 million of secured term loans with lead banks Fleet Securities, Inc., J.P. Morgan, Banc of America Securities LLC and Deutsche Banc Alex Brown, Inc.

CASH FLOW HEDGING TRANSACTIONS

         The Operating Partnership does not use derivative financial instruments for trading purposes, but utilizes them to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of March 31, 2001, the Operating Partnership has entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, as amended by SFAS No. 138, which was adopted in the third quarter of 1999.

         The Operating Partnership has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based interest payments, made by the Operating Partnership during each month, that repriced closest to two London Banking Days prior to the designated reset dates of each hedge agreement. The Operating Partnership uses the cumulative approach, as described in DIG Issue E8, to assess effectiveness of the cash flow hedges. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The measurement of hedge ineffectiveness will be based on the cumulative dollar offset method. Under this method, the Operating Partnership will compare the changes in the floating rate leg of each cash flow hedge to the floating rate cash flows of the hedged items. The cash flow hedges are expected to be highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings when the hedged items impact earnings. If any of the cash flow hedges fall outside 80%-125% effectiveness, all changes in the fair value of those cash flow hedges will be recognized in earnings during the current period.

         On September 1, 1999, the Operating Partnership entered into a four-year cash flow hedge agreement with Salomon for a notional amount of $200.0 million. The cash flow hedge can be matched against $200.0 million of the designated pool of variable-rate LIBOR indexed debt principal and will effectively fix the Operating Partnership's interest rate on that debt at 6.183% plus the spread. During the three months ended March 31, 2001, the cash flow hedge agreement with Salomon resulted in approximately $0.04 million of additional interest expense. As of March 31, 2001, the fair value of the cash flow hedge was approximately ($6.6) million.

         Effective February 4, 2000, the Operating Partnership entered into a three-year cash flow hedge agreement with Fleet, for a notional amount of $200.0 million. The cash flow hedge can be matched against $200.0 million of the designated pool of variable-rate LIBOR indexed debt principal and will effectively fix the Operating Partnership's interest rate on that debt at 7.11% plus the spread. During the three months ended March 31, 2001, the cash flow hedge agreement with Fleet resulted in approximately $0.6 million of additional interest expense. As of March 31, 2001, the fair value of the cash flow hedge was approximately ($9.1) million.

         Effective April 18, 2000, the Operating Partnership entered into a four-year cash flow hedge agreement with Fleet, for a notional amount of $100.0 million. The cash flow hedge can be matched against $100.0 million of the designated pool of variable-rate LIBOR indexed debt principal and will effectively fix the Operating Partnership's interest rate on that debt at 6.76% plus the spread. Fleet has an option to terminate the agreement at the end of the third year of the agreement. Since Fleet has the option to terminate the cash flow hedge early, any changes in the time value of the cash flow hedge will be recorded through earnings. During the three months ended March 31, 2001, the cash flow hedge agreement with Fleet resulted in approximately $0.2 million of additional interest expense. As of March 31, 2001, the fair value of the cash flow hedge was approximately ($5.5) million.

         Over the next twelve months, an estimated $9.3 million to $11.8 million will be reclassified from accumulated other comprehensive income to earnings related to the effective portions of the cash flow hedge agreements.

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

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders of the Company and the Operating Partnership's unitholders for the three months ended March 31, 2001 and 2000 were $74.8 and $74.7 million, respectively.

         An increase or decrease in FFO does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 90% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders of the Company and the Operating Partnership's unitholders although not necessarily on a proportionate basis.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND UNITS IN THOUSANDS)

                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------

Net income                                                       $     43,262      $     57,054
Adjustments to reconcile net income to
    funds from operations:
Depreciation and amortization of real estate assets                    29,495            29,792
Gain on property sales, net                                              (330)          (22,627)
Impairment and other adjustments related to the
    behavioral healthcare assets                                        1,150                --
Extraordinary item - extinguishment of debt                                --             4,378
Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies:
       Office Properties                                                2,040               (72)
       Residential Development Properties                               2,358             4,579
       Temperature-Controlled Logistics Properties                      5,606             5,451
Series A Preferred unit distributions                                  (3,375)           (3,375)
                                                                 ------------      ------------
Funds from operations                                            $     80,206      $     75,180
                                                                 ============      ============

Investment Segments:
    Office Segment                                               $     90,153      $     86,211
    Resort/Hotel Segment                                               15,752            17,291
    Residential Development Segment                                    13,066            15,043
    Temperature-Controlled Logistics Segment                            8,325             9,487
    Corporate and other adjustments:
       Interest expense                                               (47,448)          (52,250)
       Series A Preferred unit distributions                           (3,375)           (3,375)
       Other(1)(2)                                                      8,997             8,018
       Corporate general & administrative                              (5,264)           (5,245)
                                                                 ------------      ------------
Funds from operations                                            $     80,206      $     75,180
                                                                 ============      ============

Basic weighted average units                                           67,913            67,769
                                                                 ============      ============
Diluted weighted average units(3)                                      68,721            67,997
                                                                 ============      ============


----------

(1) Includes interest and other income, preferred return paid to GMACCM, other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

(2) For purposes of this schedule, the Behavioral Healthcare Properties' financial information has been included in this line item.

(3) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                                  FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                             -----------------------------
(UNITS IN THOUSANDS)                             2001             2000
                                             ------------     ------------

Basic weighted average units:                      67,913           67,769
Add: Unit options                                     808              228
                                             ------------     ------------
Diluted weighted average units                     68,721           67,997
                                             ============     ============


RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)


                                                                            FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       ------------      ------------

Funds from operations                                                  $     80,206      $     75,180
Adjustments:
   Depreciation and amortization of non-real estate assets                      755               861
   Amortization of deferred financing costs                                   2,425             2,347
   Other adjustments related to the behavioral
     healthcare assets                                                        1,000                --
   Minority interest in joint ventures profit and depreciation
     and amortization                                                         5,979               899
   Adjustment for investments in real estate mortgages
     and equity of unconsolidated companies                                 (10,004)           (9,958)
   Change in deferred rent receivable                                          (780)           (2,593)
   Change in current assets and liabilities                                 (48,679)          (39,607)
   Equity in earnings in excess of distributions received from
     unconsolidated companies                                                (9,327)           (8,455)
   Series A Preferred unit distributions                                      3,375             3,375
   Non cash compensation                                                         32                20
                                                                       ------------      ------------
Net cash provided by operating activities                              $     24,982      $     22,069
                                                                       ============      ============

                                OFFICE PROPERTIES

         As of March 31, 2001, the Operating Partnership owned 78 Office Properties located in 27 metropolitan submarkets in seven states with an aggregate of approximately 28.7 million net rentable square feet. The Operating Partnership's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of March 31, 2001, the Operating Partnership's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 77% of its office portfolio based on total net rentable square feet (40% for Dallas/Fort Worth and 37% for Houston).

OFFICE PROPERTIES TABLES

         The following table shows, as of March 31, 2001, certain information about the Operating Partnership's Office Properties. In the table below "CBD," means central business district.

                                                                                                                        WEIGHTED
                                                                                                                         AVERAGE
                                                                                             NET                      FULL-SERVICE
                                                                                           RENTABLE                    RENTAL RATE
                                       NO. OF                                  YEAR          AREA       PERCENT         PER LEASED
   STATE, CITY, PROPERTY             PROPERTIES         SUBMARKET           COMPLETED     (SQ. FT.)     LEASED          SQ. FT.(1)
   ---------------------             ----------  ----------------------     ---------    ------------   -------       -------------

TEXAS
   DALLAS
    Bank One Center(2)                        1  CBD                             1987       1,530,957       85%           $ 23.12
    The Crescent Office Towers                1  Uptown/Turtle Creek             1985       1,204,670      100              32.49
    Fountain Place                            1  CBD                             1986       1,200,266       96              19.72
    Trammell Crow Center(4)                   1  CBD                             1984       1,128,331       82(3)           25.11
    Stemmons Place                            1  Stemmons Freeway                1983         634,381       86(3)           16.88
    Spectrum Center(5)                        1  Far North Dallas                1983         598,250       96              23.93
    Waterside Commons                         1  Las Colinas                     1986         458,739      100              21.56
    125 E. John Carpenter Freeway             1  Las Colinas                     1982         445,993       84(3)           30.53
    Reverchon Plaza                           1  Uptown/Turtle Creek             1985         374,165       78              21.28
    The Aberdeen                              1  Far North Dallas                1986         320,629      100              18.86
    MacArthur Center I & II                   1  Las Colinas                1982/1986         294,069       95              24.06
    Stanford Corporate Centre                 1  Far North Dallas                1985         265,507       85              23.40
    12404 Park Central                        1  LBJ Freeway                     1987         239,103      100              22.47
    Palisades Central II                      1  Richardson/Plano                1985         237,731       99              23.32
    3333 Lee Parkway                          1  Uptown/Turtle Creek             1983         233,769       90              22.79
    Liberty Plaza I & II                      1  Far North Dallas           1981/1986         218,813      100              16.29
    The Addison                               1  Far North Dallas                1981         215,016      100              19.19
    Palisades Central I                       1  Richardson/Plano                1980         180,503       99              20.99
    Greenway II                               1  Richardson/Plano                1985         154,329      100              23.57
    Greenway I & IA                           2  Richardson/Plano                1983         146,704      100              23.96
    Addison Tower                             1  Far North Dallas                1987         145,886       97              19.98
    5050 Quorum                               1  Far North Dallas                1981         133,594       93              19.20
    Cedar Springs Plaza                       1  Uptown/Turtle Creek             1982         110,923       97              18.95
                                     ----------                                          ------------   ------          ---------
     Subtotal/Weighted Average               24                                            10,472,328       92%           $ 23.39
                                     ----------                                          ------------   ------          ---------

   FORT WORTH
    Carter Burgess Plaza                      1  CBD                             1982         954,895       91%(3)        $ 15.71
                                     ----------                                          ------------   ------          ---------

   HOUSTON
    Greenway Plaza Office Portfolio          10  Richmond-Buffalo           1969-1982       4,285,906       93%           $ 20.07
                                                 Speedway
    Houston Center                            3  CBD                        1974-1983       2,764,418       96              19.97
    Post Oak Central                          3  West Loop/Galleria         1974-1981       1,277,516       90              19.67
    The Woodlands Office
     Properties(6)                           11  The Woodlands              1980-1996         771,176       98              16.82
    Four Westlake Park                        1  Katy Freeway                    1992         561,065      100              20.85
    Three Westlake Park                       1  Katy Freeway                    1983         414,206       82(3)           20.97
    1800 West Loop South                      1  West Loop/Galleria              1982         399,777       70              19.18
                                     ----------                                          ------------   ------          ---------
     Subtotal/Weighted Average               30                                            10,474,064       93%           $ 19.79
                                     ----------                                          ------------   ------          ---------

                                                                                                                        WEIGHTED
                                                                                                                         AVERAGE
                                                                                             NET                      FULL-SERVICE
                                                                                           RENTABLE                    RENTAL RATE
                                       NO. OF                                  YEAR          AREA       PERCENT         PER LEASED
   STATE, CITY, PROPERTY             PROPERTIES         SUBMARKET           COMPLETED     (SQ. FT.)     LEASED          SQ. FT.(1)
   ---------------------             ----------  ----------------------     ---------    ------------   -------       -------------

   AUSTIN
    Frost Bank Plaza                          1  CBD                             1984         433,024       99%           $ 24.33
    301 Congress Avenue(7)                    1  CBD                             1986         418,338       80              26.01
    Bank One Tower                            1  CBD                             1974         389,503       99              24.30
    Austin Centre                             1  CBD                             1986         343,664       91              27.24
    The Avallon                               2  Northwest                  1993/1997         232,301      100              23.37
    Barton Oaks Plaza One                     1  Southwest                       1986          99,895      100              25.73
                                     ----------                                          ------------   ------          ---------
     Subtotal/Weighted Average                7                                             1,916,725       94%           $ 25.06
                                     ----------                                          ------------   ------          ---------

COLORADO
   DENVER
    MCI Tower                                 1  CBD                             1982         550,807       99%           $ 19.21
    Ptarmigan Place                           1  Cherry Creek                    1984         418,630      100              19.37
    Regency Plaza One                         1  Denver Technology
                                                  Center                         1985         309,862       97              24.84
    55 Madison                                1  Cherry Creek                    1982         137,176       99              20.10
    The Citadel                               1  Cherry Creek                    1987         130,652       96(3)           22.98
    44 Cook                                   1  Cherry Creek                    1984         124,174       99              20.67
                                     ----------                                          ------------   ------          ---------
     Subtotal/Weighted Average                6                                             1,671,301       99%           $ 20.77
                                     ----------                                          ------------   ------          ---------

   COLORADO SPRINGS
    Briargate Office and
     Research Center                          1  Colorado Springs                1988         252,857      100%           $ 18.91
                                     ----------                                          ------------   ------          ---------

FLORIDA
   MIAMI
    Miami Center                              1  CBD                             1983         782,686       90%(3)        $ 26.06
    Datran Center                             2  South Dade/Kendall         1986/1988         472,236       91(3)           23.12
                                     ----------                                          ------------   ------          ---------
     Subtotal/Weighted Average                3                                             1,254,922       91%           $ 24.94
                                     ----------                                          ------------   ------          ---------

ARIZONA
   PHOENIX
    Two Renaissance Square                    1  Downtown/CBD                    1990         476,373       82%(3)        $ 25.44
    6225 North 24th Street                    1  Camelback Corridor              1981          86,451      100              22.92
                                     ----------                                          ------------   ------          ---------
     Subtotal/Weighted Average                2                                               562,824       85%           $ 24.98
                                     ----------                                          ------------   ------          ---------

WASHINGTON, D.C.
   WASHINGTON, D.C.
    Washington Harbour                        2  Georgetown                      1986         536,206      100%           $ 40.24
                                     ----------                                          ------------   ------          ---------

NEW MEXICO
   ALBUQUERQUE
    Albuquerque Plaza                         1  CBD                             1990         366,236       90%           $ 19.28
                                     ----------                                          ------------   ------          ---------

CALIFORNIA
   SAN DIEGO
    Chancellor Park(8)                        1  University Town Center          1988         195,733       96%           $ 26.73
                                     ----------                                          ------------   ------          ---------


     TOTAL/WEIGHTED AVERAGE                  78                                            28,658,091       93%(3)        $ 22.13(9)
                                     ==========                                          ============   ======          =========


----------

     (1) Calculated based on base rent payable as of March 31, 2001, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

     (2) The Operating Partnership has a 49.5% limited partner interest and a 0.5% general partner interest in the partnership that owns Bank One Center.

     (3) Leases have been executed at certain Office Properties but had not commenced as of March 31, 2001. If such leases had commenced as of March 31, 2001, the percent leased for all Office Properties would have been 94%. The total percent leased for these Properties would have been as follows: Trammell Crow Center - 85%; Stemmons Place - 89%; 125 E. John Carpenter Freeway - 89%; Carter Burgess Plaza - 96%; Three Westlake Park - 87%; The Citadel - 99%; Miami Center - 95%; Datran Center - 95% and Two Renaissance Square - 99%.

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

     (6) The Operating Partnership has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 11 Office Properties that comprise The Woodlands Office Properties.

     (7) The Operating Partnership has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

     (8) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

     (9) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of March 31, 2001, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $22.28.

         The following table provides information, as of March 31, 2001, for the Operating Partnership's Office Properties by state, city and submarket.





                                                                                        PERCENT
                                                                      PERCENT OF       LEASED AT            OFFICE
                                                        TOTAL           TOTAL          OPERATING           SUBMARKET
                                                      OPERATING       OPERATING       PARTNERSHIP           PERCENT
                                      NUMBER OF      PARTNERSHIP     PARTNERSHIP        OFFICE              LEASED/
    STATE, CITY, SUBMARKET            PROPERTIES        NRA(1)          NRA(1)         PROPERTIES          OCCUPIED(2)
    ----------------------           ------------    ------------    ------------     ------------        ------------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                          3       3,859,554              13%              87%(6)              84%
   Uptown/Turtle Creek                          4       1,923,527               7               94                  89
   Far North Dallas                             7       1,897,695               7               96                  83
   Las Colinas                                  3       1,198,801               4               93(6)               87
   Richardson/Plano                             5         719,267               3              100                  96
   Stemmons Freeway                             1         634,381               2               86(6)               90
   LBJ Freeway                                  1         239,103               1              100                  82
                                     ------------    ------------    ------------     ------------        ------------
     Subtotal/Weighted Average                 24      10,472,328              37%              92%                 86%
                                     ------------    ------------    ------------     ------------        ------------

 FORT WORTH
   CBD                                          1         954,895               3%              91%(6)              96%
                                     ------------    ------------    ------------     ------------        ------------

 HOUSTON
   CBD                                          3       2,764,418              10%              96%                 97%
   Richmond-Buffalo Speedway                    6       2,734,659              10               95                  92
   West Loop/Galleria                           4       1,677,293               6               85(6)               85
   Katy Freeway                                 2         975,271               3               92(6)               84
   The Woodlands                                7         487,320               1               99                  96
                                     ------------    ------------    ------------     ------------        ------------
     Subtotal/Weighted Average                 22       8,638,961              30%              93%                 91%
                                     ------------    ------------    ------------     ------------        ------------

AUSTIN
   CBD                                          4       1,584,529               6%              92%                 99%
   Northwest                                    2         232,301               1              100                  99
   Southwest                                    1          99,895               0              100                  97
                                     ------------    ------------    ------------     ------------        ------------
     Subtotal/Weighted Average                  7       1,916,725               7%              94%                 99%
                                     ------------    ------------    ------------     ------------        ------------

COLORADO
 DENVER
   Cherry Creek                                 4         810,632               3%              99%(6)              97%
   CBD                                          1         550,807               2               99                  94
   Denver Technology Center                     1         309,862               1               97                  90
                                     ------------    ------------    ------------     ------------        ------------
     Subtotal/Weighted Average                  6       1,671,301               6%              99%                 93%
                                     ------------    ------------    ------------     ------------        ------------

 COLORADO SPRINGS
   Colorado Springs                             1         252,857               1%             100%                 96%
                                     ------------    ------------    ------------     ------------        ------------

FLORIDA
 MIAMI
   CBD                                          1         782,686               3%              90%(6)              95%
   South Dade/Kendall                           2         472,236               1               91(6)               95
                                     ------------    ------------    ------------     ------------        ------------
     Subtotal/Weighted Average                  3       1,254,922               4%              91%                 95%
                                     ------------    ------------    ------------     ------------        ------------

ARIZONA
 PHOENIX
   Downtown/CBD                                 1         476,373               2%              82%(6)              90%
   Camelback Corridor                           1          86,451               0              100                  94
                                     ------------    ------------    ------------     ------------        ------------
     Subtotal/Weighted Average                  2         562,824               2%              85%                 93%
                                     ------------    ------------    ------------     ------------        ------------

WASHINGTON D.C
 WASHINGTON D.C
   Georgetown                                   2         536,206               2%             100%                100%
                                     ------------    ------------    ------------     ------------        ------------

NEW MEXICO
 ALBUQUERQUE
   CBD                                          1         366,236               1%              90%                 88%
                                     ------------    ------------    ------------     ------------        ------------

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                                                       OPERATING
                                                       WEIGHTED        OPERATING      PARTNERSHIP
                                      OPERATING         AVERAGE       PARTNERSHIP        FULL-
                                     PARTNERSHIP        QUOTED          QUOTED          SERVICE
                                      SHARE OF          MARKET          RENTAL          RENTAL
                                       OFFICE         RENTAL RATE      RATE PER        RATE PER
                                      SUBMARKET        PER SQUARE       SQUARE          SQUARE
    STATE, CITY, SUBMARKET            NRA(1)(2)        FOOT(2)(3)       FOOT(4)         FOOT(5)
    ----------------------           ------------     ------------    ------------    ------------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                         21%    $      22.25    $      25.32    $      22.50
   Uptown/Turtle Creek                         33            28.20           31.18           28.76
   Far North Dallas                            17            24.84           24.62           20.86
   Las Colinas                                 10            24.69           25.91           25.19
   Richardson/Plano                            14            23.81           25.65           22.93
   Stemmons Freeway                            26            24.90           19.10           16.88
   LBJ Freeway                                  3            23.96           25.50           22.47
                                     ------------     ------------    ------------    ------------
     Subtotal/Weighted Average                 16%    $      24.40    $      25.99    $      23.39
                                     ------------     ------------    ------------    ------------

 FORT WORTH
   CBD                                         27%    $      22.34    $      22.50    $      15.71
                                     ------------     ------------    ------------    ------------

 HOUSTON
   CBD                                         11%    $      24.56    $      25.51    $      19.97
   Richmond-Buffalo Speedway                   56            20.79           21.68           21.84
   West Loop/Galleria                          13            22.47           21.53           19.57
   Katy Freeway                                11            21.73           24.23           20.90
   The Woodlands                              100            17.18           17.18           16.96
                                     ------------     ------------    ------------    ------------
     Subtotal/Weighted Average                 16%    $      22.23    $      22.91    $      20.42
                                     ------------     ------------    ------------    ------------

AUSTIN
   CBD                                         49%    $      33.45    $      35.48    $      25.29
   Northwest                                   10            29.56           32.91           23.37
   Southwest                                    4            30.21           32.92           25.73
                                     ------------     ------------    ------------    ------------
     Subtotal/Weighted Average                 23%    $      32.81    $      35.04    $      25.06
                                     ------------     ------------    ------------    ------------

COLORADO
 DENVER
   Cherry Creek                                45%    $      25.52    $      23.14    $      20.25
   CBD                                          5            29.12           28.00           19.21
   Denver Technology Center                     6            24.33           28.00           24.84
                                     ------------     ------------    ------------    ------------
     Subtotal/Weighted Average                  9%    $      26.49    $      25.64    $      20.77
                                     ------------     ------------    ------------    ------------

 COLORADO SPRINGS
   Colorado Springs                             5%    $      20.77    $      19.97    $      18.91
                                     ------------     ------------    ------------    ------------

FLORIDA
 MIAMI
   CBD                                         23%    $      30.27    $      29.20    $      26.06
   South Dade/Kendall                         100            23.96           23.96           23.12
                                     ------------     ------------    ------------    ------------
     Subtotal/Weighted Average                 33%    $      27.90    $      27.23    $      24.94
                                     ------------     ------------    ------------    ------------

ARIZONA
 PHOENIX
   Downtown/CBD                                21%    $      24.86    $      23.00    $      25.44
   Camelback Corridor                           2            27.21           24.00           22.92
                                     ------------     ------------    ------------    ------------
     Subtotal/Weighted Average                  9%    $      25.22    $      23.15    $      24.98
                                     ------------     ------------    ------------    ------------

WASHINGTON D.C
 WASHINGTON D.C
   Georgetown                                 100%    $      41.00    $      41.00    $      40.24
                                     ------------     ------------    ------------    ------------

NEW MEXICO
 ALBUQUERQUE
   CBD                                         64%    $      18.50    $      18.00    $      19.28
                                     ------------     ------------    ------------    ------------





                                                                                        PERCENT
                                                                      PERCENT OF       LEASED AT            OFFICE
                                                        TOTAL           TOTAL          OPERATING           SUBMARKET
                                                      OPERATING       OPERATING       PARTNERSHIP           PERCENT
                                      NUMBER OF      PARTNERSHIP     PARTNERSHIP        OFFICE              LEASED/
    STATE, CITY, SUBMARKET            PROPERTIES        NRA(1)          NRA(1)         PROPERTIES          OCCUPIED(2)
    ----------------------           ------------    ------------    ------------     ------------        ------------
CALIFORNIA
 SAN DIEGO
   University Town Center                       1         195,733               1%              96%                 96%
                                     ------------    ------------    ------------     ------------        ------------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                                 70      26,822,988              94%              93%                 90%
                                     ============    ============    ============     ============        ============

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway                    4       1,551,247               5%              91%                 95%
   The Woodlands                                4         283,856               1               95                  99
                                     ------------    ------------    ------------     ------------        ------------
     Subtotal/Weighted Average                  8       1,835,103               6%              92%                 95%
                                     ------------    ------------    ------------     ------------        ------------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                                  8       1,835,103               6%              92%                 95%
                                     ============    ============    ============     ============        ============
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE                  78      28,658,091             100%              93%(6)              90%
                                     ============    ============    ============     ============        ============

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                                                       OPERATING
                                                       WEIGHTED        OPERATING      PARTNERSHIP
                                      OPERATING         AVERAGE       PARTNERSHIP        FULL-
                                     PARTNERSHIP        QUOTED          QUOTED          SERVICE
                                      SHARE OF          MARKET          RENTAL          RENTAL
                                       OFFICE         RENTAL RATE      RATE PER        RATE PER
                                      SUBMARKET        PER SQUARE       SQUARE          SQUARE
    STATE, CITY, SUBMARKET            NRA(1)(2)        FOOT(2)(3)       FOOT(4)         FOOT(5)
    ----------------------           ------------     ------------    ------------    ------------
CALIFORNIA
 SAN DIEGO
   University Town Center                       6%    $      34.80    $      33.00    $      26.73
                                     ------------     ------------    ------------    ------------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                                 16%    $      24.83    $      25.68    $      22.50
                                     ============     ============    ============    ============

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway                   46%    $      19.50    $      19.75    $      16.79
   The Woodlands                              100            16.13           16.13           16.58
                                     ------------     ------------    ------------    ------------
     Subtotal/Weighted Average                 50%    $      18.98    $      19.19    $      16.76
                                     ------------     ------------    ------------    ------------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                                 50%    $      18.98    $      19.19    $      16.76
                                     ============     ============    ============    ============
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE                  17%    $      24.46    $      25.27    $      22.13(7)
                                     ============     ============    ============    ============


----------

     (1)  NRA means net rentable area in square feet.

     (2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), Capitol Market Research (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and Denver Technology Center submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD), Transwestern Commercial Services (for the Washington D.C. Georgetown submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and John Burnham Real Estate Services (for the San Diego University Town Center submarket). This table includes market information as of December 31, 2000.

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

     (6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of March 31, 2001. If such leases had commenced as of March 31, 2001, the percent leased for all Office Properties in the Operating Partnership's submarkets would have been 94%. The total percent leased for these Class A Operating Partnership submarkets would have been as follows: Dallas CBD - 89%; Dallas Las Colinas - 95%; Dallas Stemmons Freeway - 89%; Fort Worth CBD - 96%; Houston West Loop/Galleria - 88%; Houston Katy Freeway - 95%; Denver Cherry Creek - 100%; Miami CBD - 95%; Miami South Dade/Kendall - 95% and Phoenix Downtown/CBD - 99%.

     (7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $22.28.

         The following table shows, as of March 31, 2001, the principal businesses conducted by the tenants at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the tenants.

                                        Percent of
      Industry Sector                 Leased Sq. Ft.
      ---------------                 --------------

Professional Services(1)                        27%
Energy(2)                                       21
Financial Services(3)                           19
Telecommunications                               8
Technology                                       7
Manufacturing                                    3
Food Service                                     3
Government                                       3
Retail                                           2
Medical                                          2
Other (4)                                        5
                                      ------------
TOTAL LEASED                                  100%
                                      ============


----------

(1) Includes legal, accounting, engineering, architectural and advertising services.

(2)  Includes oil and gas and utility companies.

(3)  Includes banking, title and insurance and investment services.

(4)  Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of March 31, 2001 for the Operating Partnership's total Office Properties and for Dallas and Houston, Texas, individually, for each of the 10 years beginning with 2001, assuming that none of the tenants exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES

                                                                                                    PERCENTAGE
                                             NET RENTABLE      PERCENTAGE OF                          TOTAL OF        ANNUAL FULL-
                                                 AREA           LEASED NET           ANNUAL         ANNUAL FULL-      SERVICE RENT
                          NUMBER OF          REPRESENTED       RENTABLE AREA      FULL-SERVICE      SERVICE RENT       PER SQUARE
                        TENANTS WITH         BY EXPIRING        REPRESENTED        RENT UNDER       REPRESENTED       FOOT OF NET
 YEAR OF LEASE            EXPIRING              LEASES          BY EXPIRING         EXPIRING        BY EXPIRING       RENTABLE AREA
   EXPIRATION              LEASES           (SQUARE FEET)          LEASES           LEASES(1)          LEASES          EXPIRING(1)
 -------------          ------------        -------------      -------------      ------------      ------------      ------------
2001                             394           3,034,157(2)             11.5%     $ 60,326,785               9.8%     $      19.88
2002                             345           3,607,305                13.7        81,594,793              13.3             22.62
2003                             341           3,127,112                11.9        66,946,626              10.9             21.41
2004                             257           4,099,952                15.6        94,344,248              15.4             23.01
2005                             251           3,634,744                13.8        86,967,125              14.2             23.93
2006                              93           1,691,698                 6.4        42,575,764               6.9             25.17
2007                              58           1,856,901                 7.1        44,117,808               7.2             23.76
2008                              22             966,150                 3.7        25,626,829               4.2             26.52
2009                              19             666,998                 2.5        18,551,077               3.0             27.81
2010                              32           1,540,347                 5.8        41,791,107               6.8             27.13
2011 and thereafter               23           2,111,467                 8.0        50,772,017               8.3             24.05
                        ------------        ------------        ------------      ------------      ------------      ------------
                               1,835          26,336,831(3)            100.0%     $613,614,179             100.0%     $      23.30
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

     (2) As of March 31, 2001, leases have been signed for approximately 1,548,724 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 2001 and on or before December 31, 2001.

     (3) Reconciliation to the Operating Partnership's total Office Property net rentable area is as follows:

                                                    SQUARE         PERCENTAGE
                                                     FEET           OF TOTAL
                                                 ------------     ------------

Square footage leased to tenants                   26,336,831             91.9%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments                     243,806              0.9
Square footage vacant                               2,077,454              7.2
                                                 ------------     ------------
Total net rentable square footage                  28,658,091            100.0%
                                                 ============     ============

DALLAS OFFICE PROPERTIES

                                                                                                 PERCENTAGE
                                         NET RENTABLE       PERCENTAGE OF                         TOTAL OF         ANNUAL FULL-
                                             AREA             LEASED NET         ANNUAL          ANNUAL FULL-      SERVICE RENT
                         NUMBER OF        REPRESENTED       RENTABLE AREA      FULL-SERVICE      SERVICE RENT       PER SQUARE
                        TENANTS WITH      BY EXPIRING        REPRESENTED        RENT UNDER       REPRESENTED        FOOT OF NET
 YEAR OF LEASE            EXPIRING          LEASES           BY EXPIRING        EXPIRING         BY EXPIRING       RENTABLE AREA
   EXPIRATION              LEASES        (SQUARE FEET)          LEASES           LEASES(1)          LEASES          EXPIRING(1)
 -------------          ------------     -------------      -------------      ------------      ------------      -------------
2001                              96          725,038(2)              7.6%     $ 15,297,357               6.5%     $      21.10
2002                              91        1,074,660                11.2        27,566,004              11.8             25.65
2003                              97        1,205,628                12.6        26,760,108              11.4             22.20
2004                              84        1,143,036                11.9        30,190,575              12.9             26.41
2005                              91        1,803,225                18.9        41,530,990              17.8             23.03
2006                              28          466,604                 4.9        12,875,355               5.5             27.59
2007                              19          978,411                10.2        23,933,032              10.2             24.46
2008                               9          577,129                 6.0        15,025,758               6.4             26.04
2009                               6          376,473                 3.9         9,768,152               4.2             25.95
2010                              14          807,790                 8.4        23,231,273               9.9             28.76
2011 and thereafter                3          407,544                 4.4         7,726,827               3.4             18.96
                        ------------     ------------        ------------      ------------      ------------      ------------
                                 538        9,565,538               100.0%     $233,905,431             100.0%     $      24.45
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

(2) As of March 31, 2001, leases have been signed for approximately 442,452 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 2001 and on or before December 31, 2001.

HOUSTON OFFICE PROPERTIES

                                                                                                 PERCENTAGE
                                         NET RENTABLE       PERCENTAGE OF                         TOTAL OF         ANNUAL FULL-
                                             AREA             LEASED NET         ANNUAL          ANNUAL FULL-      SERVICE RENT
                         NUMBER OF        REPRESENTED       RENTABLE AREA      FULL-SERVICE      SERVICE RENT       PER SQUARE
                        TENANTS WITH      BY EXPIRING        REPRESENTED        RENT UNDER       REPRESENTED        FOOT OF NET
 YEAR OF LEASE            EXPIRING          LEASES           BY EXPIRING        EXPIRING         BY EXPIRING       RENTABLE AREA
   EXPIRATION              LEASES        (SQUARE FEET)          LEASES           LEASES(1)          LEASES          EXPIRING(1)
 -------------          ------------     -------------      -------------      ------------      ------------      -------------
2001                             158        1,589,475(2)             16.4%     $ 28,444,466              13.9%     $      17.90
2002                             142        1,381,577                14.3        27,279,349              13.3             19.75
2003                             126        1,001,940                10.3        19,266,566               9.4             19.23
2004                              93        1,927,754                19.9        38,952,861              19.1             20.21
2005                              75          658,425                 6.8        14,462,964               7.1             21.97
2006                              24          729,458                 7.5        16,341,918               8.0             22.40
2007                              16          647,049                 6.7        14,174,587               6.9             21.91
2008                               5          218,106                 2.3         4,274,963               2.1             19.60
2009                               2           55,809                 0.6         1,432,519               0.7             25.67
2010                               7          554,713                 5.7        13,206,302               6.5             23.81
2011 and thereafter                5          927,801                 9.5        26,612,334              13.0             28.68
                        ------------     ------------        ------------      ------------      ------------      ------------
                                 653        9,692,107               100.0%     $204,448,829             100.0%     $      21.09
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

(2) As of March 31, 2001, leases have been signed for approximately 767,765 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 2001 and on or before December 31, 2001.

                            RESORT/HOTEL PROPERTIES

RESORT/HOTEL PROPERTIES TABLE

         The following table shows certain information for the three months ended March 31, 2001 and 2000, about the Operating Partnership's Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which measure their performance based on available guest nights.

                                                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                          ------------------------------------

                                                                                                      AVERAGE
                                                                                                     OCCUPANCY
                                                           YEAR                                         RATE
                                                          COMPLETED/         ROOMS/          --------------------------
RESORT/HOTEL PROPERTY(1)               LOCATION           RENOVATED       GUEST NIGHTS          2001            2000
------------------------            ---------------     --------------    ------------       ----------      ----------

UPSCALE BUSINESS-CLASS HOTELS:
  Denver Marriott City Center       Denver, CO               1982/1994            613                76%             79%
  Hyatt Regency Albuquerque         Albuquerque, NM               1990            395                71              62
  Omni Austin Hotel                 Austin, TX                    1986            372                73              80
  Renaissance Houston Hotel         Houston, TX                   1975            389                66              75
                                                                           ----------        ----------      ----------
       TOTAL/WEIGHTED AVERAGE                                                   1,769                72%             74%
                                                                           ==========        ==========      ==========

DESTINATION RESORT PROPERTIES:
  Hyatt Regency Beaver Creek(2)     Avon, CO                      1989            276                85%             85%
  Sonoma Mission Inn & Spa          Sonoma, CA          1927/1987/1997            228                57              67
  Ventana Inn & Spa                 Big Sur, CA         1975/1982/1988             62                67              68
  Canyon Ranch-Tucson               Tucson, AZ                    1980            250(3)
  Canyon Ranch-Lenox                Lenox, MA                     1989            212(3)
                                                                           ----------        ----------      ----------
       TOTAL/WEIGHTED AVERAGE                                                   1,028                80%             84%
                                                                           ==========        ==========      ==========

                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                    -------------------------------------------------------
                                                                          REVENUE
                                              AVERAGE                       PER
                                               DAILY                     AVAILABLE
                                               RATE                   ROOM/GUEST NIGHT
                                    -------------------------     -------------------------
RESORT/HOTEL PROPERTY(1)               2001           2000           2001           2000
------------------------            ----------     ----------     ----------     ----------

UPSCALE BUSINESS-CLASS HOTELS:
  Denver Marriott City Center       $      126     $      114     $       96     $       90
  Hyatt Regency Albuquerque                 98            104             70             64
  Omni Austin Hotel                        141            135            103            109
  Renaissance Houston Hotel                117             98             78             73
                                    ----------     ----------     ----------     ----------
       TOTAL/WEIGHTED AVERAGE       $      121     $      114     $       88     $       84
                                    ==========     ==========     ==========     ==========

DESTINATION RESORT PROPERTIES:
  Hyatt Regency Beaver Creek(2)     $      431     $      417     $      365     $      353
  Sonoma Mission Inn & Spa                 235            256            135            171
  Ventana Inn & Spa                        364            379            244            257
  Canyon Ranch-Tucson
  Canyon Ranch-Lenox
                                    ----------     ----------     ----------     ----------
       TOTAL/WEIGHTED AVERAGE       $      506     $      475     $      396     $      391
                                    ==========     ==========     ==========     ==========

----------

(1) Because of the Company's status as a REIT for federal income tax purposes, the Operating Partnership does not operate the Resort/Hotel Properties and has leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to COPI pursuant to long term leases. As of March 31, 2001, the Omni Austin Hotel is leased pursuant to a separate long term lease, to HCD Austin Corporation.

(2) The hotel is undergoing a $6.9 million renovation of all guest rooms. The project is scheduled to be completed by the fourth quarter of 2001.

(3) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

       The following table shows certain information as of March 31, 2001, relating to the upscale Residential Development Properties.

                                                                                               TOTAL       TOTAL
                    RESIDENTIAL                                     RESIDENTIAL     TOTAL    LOTS/UNITS  LOTS/UNITS
  RESIDENTIAL       DEVELOPMENT                                     DEVELOPMENT     LOTS/    DEVELOPED     CLOSED
  DEVELOPMENT       PROPERTIES        TYPE OF                      CORPORATION'S    UNITS      SINCE       SINCE
 CORPORATION(1)        (RDP)           RDP(2)      LOCATION         OWNERSHIP %    PLANNED   INCEPTION   INCEPTION
---------------  ------------------  ---------  -----------------  -------------  ---------  ----------  ----------

Desert Mountain  Desert Mountain        SF      Scottsdale, AZ          93.0%      2,665       2,331       2,147
  Development                                                                     ------     -------     -------
  Corp.

The Woodlands    The Woodlands          SF      The Woodlands, TX       42.5%     36,385      24,211      23,135
  Land Company,                                                                   ------     -------     -------
  Inc.

Crescent         Bear Paw Lodge         CO      Avon, CO                60.0%         53(6)       41          37
  Development    Eagle Ranch            SF      Eagle, CO               60.0%      1,260(6)      274         235
  Management     Main Street
  Corp.           Junction              CO      Breckenridge, CO        60.0%         36(6)       36          22
                 Main Street
                  Station               CO      Breckenridge, CO        60.0%         82(6)       --          --
                 Riverbend              SF      Charlotte, NC           60.0%        650(6)      117         109
                 Three Peaks
                  (Eagle's Nest)        SF      Silverthorne, CO        30.0%        391(6)      163         161
                 Park Place at
                  Riverfront            CO      Denver, CO              64.0%         71(6)       --          --
                 Park Tower at
                  Riverfront            CO      Denver, CO              64.0%         58(6)       --          --
                 Bridge Lofts
                  at Riverfront         CO      Denver, CO              64.0%         53(6)       --          --
                 Cresta               TH/SFH    Edwards, CO             60.0%         25(6)        8           8
                 Snow Cloud             CO      Avon, CO                60.0%         53(6)       --          --
                 Northstar-at-Tahoe  TH/SFH/CO  Tahoe, NV                               (7)         (7)         (7)
                                                                                  ------     -------     -------
      TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                                  2,732         639         572
                                                                                  ------     -------     -------

Mira Vista       Mira Vista             SF      Fort Worth, TX         100.0%        740         740         669
  Development    The Highlands          SF      Breckenridge, CO        12.3%        750         457         424
  Corp.                                                                           ------     -------     -------

      TOTAL MIRA VISTA DEVELOPMENT CORP.                                           1,490       1,197       1,093
                                                                                  ------     -------     -------

Houston Area     Falcon Point           SF      Houston, TX            100.0%        510         273         233
  Development    Falcon Landing         SF      Houston, TX            100.0%        623         476         456
  Corp.          Spring Lakes           SF      Houston, TX            100.0%        520         266         232
                                                                                  ------     -------     -------

      TOTAL HOUSTON AREA DEVELOPMENT CORP.                                         1,653       1,015         921
                                                                                  ------     -------     -------

         TOTAL                                                                    44,925      29,393      27,868
                                                                                  ======     =======     =======

                                                                     AVERAGE
                    RESIDENTIAL                                       CLOSED              RANGE OF
  RESIDENTIAL       DEVELOPMENT                                     SALE PRICE            PROPOSED
  DEVELOPMENT       PROPERTIES        TYPE OF                        PER LOT/           SALE PRICES
 CORPORATION(1)        (RDP)           RDP(2)      LOCATION         UNIT($)(3)       PER LOT/UNIT($)(4)
---------------  ------------------  ---------  -----------------   ----------   --------------------------

Desert Mountain  Desert Mountain        SF      Scottsdale, AZ         499,000     425,000 -   4,350,000(5)
  Development
  Corp.

The Woodlands    The Woodlands          SF      The Woodlands, TX       54,000      14,400 -   1,035,000
  Land Company,
  Inc.

Crescent         Bear Paw Lodge         CO      Avon, CO             1,341,000     665,000 -   2,025,000
  Development    Eagle Ranch            SF      Eagle, CO               89,000      80,000 -     150,000
  Management     Main Street
  Corp.           Junction              CO      Breckenridge, CO       445,000     300,000 -     580,000
                 Main Street
                  Station               CO      Breckenridge, CO           N/A     215,000 -   1,065,000
                 Riverbend              SF      Charlotte, NC           31,000      25,000 -      38,000
                 Three Peaks
                  (Eagle's Nest)        SF      Silverthorne, CO       182,000     135,000 -     425,000
                 Park Place at
                  Riverfront            CO      Denver, CO                 N/A     195,000 -   1,445,000
                 Park Tower at
                  Riverfront            CO      Denver, CO                 N/A     180,000 -   2,100,000
                 Bridge Lofts
                  at Riverfront         CO      Denver, CO                 N/A     180,000 -   2,100,000
                 Cresta               TH/SFH    Edwards, CO          1,730,000   1,900,000 -   2,600,000
                 Snow Cloud             CO      Avon, CO                   N/A     840,000 -   4,545,000
                 Northstar-at-Tahoe  TH/SFH/CO  Tahoe, NV                  N/A

      TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.

Mira Vista       Mira Vista             SF      Fort Worth, TX         100,000      50,000 -     265,000
  Development    The Highlands          SF      Breckenridge, CO       189,000      55,000 -     625,000
  Corp.

      TOTAL MIRA VISTA DEVELOPMENT CORP.

Houston Area     Falcon Point           SF      Houston, TX             43,000      28,000 -      56,000
  Development    Falcon Landing         SF      Houston, TX             20,000      19,000 -      26,000
  Corp.          Spring Lakes           SF      Houston, TX             30,000      24,000 -      44,000

      TOTAL HOUSTON AREA DEVELOPMENT CORP.

         TOTAL

----------
(1) The Operating Partnership has an approximately 95%, 95%, 90%, 94% and 94%, ownership interest in Desert Mountain Development Corp., The Woodlands Land Company, Inc., Crescent Development Management Corp., Mira Vista Development Corp., and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); and SFH (Single Family Homes).

(3) Based on lots/units closed during the Operating Partnership's ownership period.

(4)  Based on existing inventory of developed lots and lots to be developed.

(5)  Includes golf membership, which as of March 31, 2001 is $225,000.

(6) As of March 31, 2001, 12 units were under contract at Bear Paw Lodge representing $21.4 million in sales; 30 lots were under contract at Eagle Ranch representing $2.5 million in sales; one unit was under contract at Main Street Junction representing $0.4 million in sales; 82 units were under contract at Main Street Station representing $40.9 million in sales; five lots were under contract at Riverbend representing $0.2 million in sales; two lots were under contract at Three Peaks representing $0.5 million in sales; 66 units were under contract at Park Place at Riverfront representing $27.0 million in sales; 39 units were under contract at Park Tower at Riverfront representing $25.7 million in sales; 53 units were under contract at the Bridge Lofts at Riverfront representing $21.0 million in sales; five units were under contract at Cresta representing $10.2 million in sales and 39 units were under contract at Snow Cloud representing $66.9 million in sales.

(7) This project is in the early stages of development, and this information is not available as of March 31, 2001.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES TABLE

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of March 31, 2001:

                                 TOTAL CUBIC        TOTAL                                         TOTAL CUBIC        TOTAL
                  NUMBER OF        FOOTAGE       SQUARE FEET                       NUMBER OF       FOOTAGE        SQUARE FEET
    STATE       PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)        STATE       PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)
-------------   -------------   -------------   -------------   --------------   -------------   -------------   -------------

Alabama               4              9.4             0.3        Missouri(2)            2              46.8            2.8
Arizona               1              2.9             0.1        Nebraska               2               4.4            0.2
Arkansas              6             33.1             1.0        New York               1              11.8            0.4
California            9             28.6             1.1        North Carolina         3              10.0            0.4
Colorado              1              2.8             0.1        Ohio                   1               5.5            0.2
Florida               5              7.5             0.3        Oklahoma               2               2.1            0.1
Georgia               7             44.5             1.6        Oregon                 6              40.4            1.7
Idaho                 2             18.7             0.8        Pennsylvania           2              27.4            0.9
Illinois              2             11.6             0.4        South Carolina         1               1.6            0.1
Indiana               1              9.1             0.3        South Dakota           1               2.9            0.1
Iowa                  2             12.5             0.5        Tennessee              3              10.6            0.4
Kansas                2              5.0             0.2        Texas                  2               6.6            0.2
Kentucky              1              2.7             0.1        Utah                   1               8.6            0.4
Maine                 1              1.8             0.2        Virginia               2               8.7            0.3
Massachusetts         5             10.5             0.5        Washington             6              28.7            1.1
Mississippi           1              4.7             0.2        Wisconsin              3              17.4            0.6
                                                                                     ---            ------          -----

                                                                TOTAL                 88(3)          438.9(3)        17.6(3)
                                                                                     ===            ======          =====

----------
(1) As of March 31, 2001, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Operating Partnership has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of March 31, 2001, AmeriCold Logistics operated 99 temperature-controlled logistics properties with an aggregate of approximately 518.3 million cubic feet (20.0 million square feet).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Operating Partnership's use of financial instruments, such as debt instruments, subject the Operating Partnership to market risk which may affect the Operating Partnership's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Operating Partnership manages interest rate risk based on the varying circumstances of anticipated borrowings, and existing variable and fixed-rate debt, including the Operating Partnership's revolving line of credit. Examples of interest rate management strategies include capping interest rates using targeted interest cost benchmarks, hedging portions of the total amount of debt, or hedging a period of months and not always hedging to maturity, and at other times locking rates to fix interest costs. The Operating Partnership may fix rates on transactions prior to the issuance of debt, taking into account factors that influence the hedging decision, including the degree of certainty, timing and amount, the material benefit of the hedge, the actual level of rates, the budgeted debt service and the state of the financial markets. The Operating Partnership will generally seek to pursue interest rate risk mitigation strategies that result in the least amount of reported earnings volatility under generally accepted accounting principles while still meeting strategic economic objectives and maintaining adequate liquidity and flexibility.

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Operating Partnership's variable-rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

         The Operating Partnership's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Operating Partnership had total outstanding debt of approximately $2.4 billion at March 31, 2001, of which approximately $400.0 million, or approximately 17%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 8.14% as of March 31, 2001. A 10% (81.4 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $3.5 million based on the unhedged variable-rate debt outstanding as of March 31, 2001, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (81.4 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $3.5 million based on the unhedged variable rate debt outstanding as of March 31, 2001, as a result of the decreased interest expense associated with the change in rate.

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

     EXHIBIT
     NUMBER           DESCRIPTION OF EXHIBIT

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

                               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                        (Registrant)

                               By: Crescent Real Estate Equities, Ltd.,
                                   its General Partner

                                   /s/ John C. Goff
                                   ---------------------------------------------
                                       John C. Goff
                                       Vice Chairman of the Board and Chief
         Date: May 11, 2001            Executive Officer



                                   /s/ Jerry R. Crenshaw
                                   ---------------------------------------------
                                       Jerry R. Crenshaw
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial and
         Date: May 11, 2001            Accounting Officer)

                                  EXHIBIT LIST

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