Form 10-Q
period 2001-06-30
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 2001-08-14
CIK 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2001
                          COMMISSION FILE NO. 333-42293


                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                                           75-2531304
---------------------------------------------                          ---------------------------------------
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


                     YES     X                 NO
                        --------------           ----------------

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                      PAGE

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000
            (audited)...............................................................................     2

           Consolidated Statements of Operations for the three and six months ended June 30, 2001
           and 2000 (unaudited).....................................................................     3

           Consolidated Statement of Partners' Capital for the six months ended
           June 30, 2001 (unaudited)................................................................     4

           Consolidated Statements of Cash Flows for the six months ended June 30, 2001
           and 2000 (unaudited).....................................................................     5

           Notes to Financial Statements............................................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations............................................................................    28

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............................    63

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings........................................................................    64

Item 2.    Changes in Securities....................................................................    64

Item 3.    Defaults Upon Senior Securities..........................................................    64

Item 4.    Submission of Matters to a Vote of Security Holders......................................    64

Item 5.    Other Information........................................................................    64

Item 6.    Exhibits and Reports on Form 8-K.........................................................    65

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                JUNE 30,           DECEMBER 31,
                                                                                  2001                 2000
                                                                             --------------       --------------
ASSETS:                                                                        (UNAUDITED)           (AUDITED)
Investments in real estate:
   Land                                                                      $      299,972       $      310,301
   Land held for investment or development                                          108,274              116,480
   Building and improvements                                                      3,223,918            3,201,332
   Furniture, fixtures and equipment                                                 67,149               62,802
   Less -  accumulated depreciation                                                (614,274)            (564,805)
                                                                             --------------       --------------
               Net investment in real estate                                 $    3,085,039       $    3,126,110

   Cash and cash equivalents                                                 $       22,582       $       38,643
   Restricted cash and cash equivalents                                              79,479               94,568
   Accounts receivable, net                                                          54,789               42,140
   Deferred rent receivable                                                          84,426               82,775
   Investments in real estate mortgages and
       equity of unconsolidated companies                                           799,120              845,317
   Notes receivable, net                                                            440,186              426,493
   Other assets, net                                                                201,480              160,404
                                                                             --------------       --------------
               Total assets                                                  $    4,767,101       $    4,816,450
                                                                             ==============       ==============


LIABILITIES:
   Borrowings under UBS Facility                                             $           --       $      553,452
   Borrowings under Fleet Facility                                                  370,000                   --
   Notes payable                                                                  2,000,015            1,718,443
   Accounts payable, accrued expenses and other liabilities                         141,235              191,042
                                                                             --------------       --------------
              Total liabilities                                              $    2,511,250       $    2,462,937
                                                                             --------------       --------------


COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                          $      235,194       $      236,919

PARTNERS' CAPITAL:
   6 3/4% Series A Convertible Cumulative Preferred Units, liquidation preference $25.00 per Unit, 8,000,000 Units issued and outstanding
     at June 30, 2001 and December 31, 2000                                  $      200,000       $      200,000
   Units of Partnership Interests, 68,112,400 and 67,905,150 issued and outstanding at June 30, 2001 and December 31, 2000,
      respectively:
     General partner's -- outstanding 615,101 and 609,093                            18,805               19,886
     Limited partners' -- outstanding 67,497,299 and 67,296,057                   1,820,933            1,903,442
   Accumulated other comprehensive income                                           (19,081)              (6,734)
                                                                             --------------       --------------
              Total partners' capital                                        $    2,020,657       $    2,116,594
                                                                             --------------       --------------
              Total liabilities and partners' capital                        $    4,767,101       $    4,816,450
                                                                             ==============       ==============


   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)

                                                                   FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                                 -------------------------     -------------------------
                                                                    2001           2000           2001           2000
                                                                 ----------     ----------     ----------     ----------

REVENUES:
   Office properties                                             $  156,457     $  147,534     $  310,351     $  296,642
   Resort/Hotel properties                                           16,125         18,463         32,074         36,007
   Interest and other income                                         25,593          9,232         42,541         18,368
                                                                 ----------     ----------     ----------     ----------
          Total revenues                                         $  198,175     $  175,229     $  384,966     $  351,017
                                                                 ----------     ----------     ----------     ----------

EXPENSES:
   Real estate taxes                                             $   22,259     $   21,579     $   45,145     $   44,250
   Repairs and maintenance                                           10,098         10,569         20,592         22,766
   Other rental property operating                                   35,180         29,776         68,509         60,042
   Corporate general and administrative                               6,889          4,082         12,153          9,327
   Interest expense                                                  46,833         51,836         94,281        104,086
   Amortization of deferred financing costs                           2,307          2,341          4,732          4,688
   Depreciation and amortization                                     30,629         31,718         61,175         62,620
   Impairment and other charges related to
    real estate assets                                               13,174             --         15,324             --
                                                                 ----------     ----------     ----------     ----------
          Total expenses                                         $  167,369     $  151,901     $  321,911     $  307,779
                                                                 ----------     ----------     ----------     ----------

         Operating income                                        $   30,806     $   23,328     $   63,055     $   43,238

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
    companies:
         Office properties                                       $    1,228     $      396     $    2,321     $    3,100
         Residential development properties                           9,732         11,717         20,440         22,181
         Temperature-controlled logistics properties                  1,632            192          4,351          4,228
         Other                                                         (636)         2,978          1,210          5,319
                                                                 ----------     ----------     ----------     ----------
     Total equity in net income of unconsolidated companies      $   11,956     $   15,283     $   28,322     $   34,828

   (Loss) gain on property sales, net                                  (702)         6,126           (372)        28,753
                                                                 ----------     ----------     ----------     ----------
         Total other income and expense                          $   11,254     $   21,409     $   27,950     $   63,581
                                                                 ----------     ----------     ----------     ----------


INCOME BEFORE MINORITY INTERESTS                                 $   42,060     $   44,737     $   91,005     $  106,819
  AND EXTRAORDINARY ITEM
   Minority interests                                                (5,215)        (3,964)       (10,898)        (4,614)
                                                                 ----------     ----------     ----------     ----------

INCOME BEFORE EXTRAORDINARY ITEM                                     36,845         40,773         80,107        102,205
   Extraordinary item - extinguishment of debt                      (12,174)            --        (12,174)        (4,378)
                                                                 ----------     ----------     ----------     ----------

NET INCOME                                                       $   24,671     $   40,773     $   67,933     $   97,827

   Preferred unit distributions                                      (3,375)        (3,375)        (6,750)        (6,750)
   Share repurchase agreement return                                     --           (718)            --         (2,794)
                                                                 ----------     ----------     ----------     ----------

NET INCOME AVAILABLE TO PARTNERS                                 $   21,296     $   36,680     $   61,183     $   88,283
                                                                 ==========     ==========     ==========     ==========


BASIC EARNINGS PER UNIT DATA:
   Net income available to partners before extraordinary item    $     0.49     $     0.57     $     1.08     $     1.40
   Extraordinary item - extinguishment of debt                        (0.18)            --          (0.18)         (0.07)
                                                                 ----------     ----------     ----------     ----------

   Net income available to partners - basic                      $     0.31     $     0.57     $     0.90     $     1.33
                                                                 ==========     ==========     ==========     ==========

DILUTED EARNINGS PER UNIT DATA:
   Net income available to partners before extraordinary item    $     0.48     $     0.56     $     1.06     $     1.39
   Extraordinary item - extinguishment of debt                        (0.18)            --          (0.18)         (0.07)
                                                                 ----------     ----------     ----------     ----------

   Net income available to partners- diluted                     $     0.30     $     0.56     $     0.88     $     1.32
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            ACCUMULATED
                                            PREFERRED        GENERAL          LIMITED          OTHER             TOTAL
                                            PARTNERS'       PARTNER'S        PARTNERS'      COMPREHENSIVE      PARTNERS'
                                             CAPITAL         CAPITAL          CAPITAL          INCOME           CAPITAL
                                          -------------   -------------    -------------    -------------    -------------

PARTNERS' CAPITAL, December 31, 2000      $     200,000   $      19,886    $   1,903,442    $      (6,734)   $   2,116,594

Contributions                                        --              50            4,924               --            4,974

Distributions                                        --          (1,743)        (148,004)              --         (149,747)

Net income                                           --             612           60,571               --           61,183

Unrealized Net Gain on
  Available-for-Sale Securities                      --              --               --           (4,141)          (4,141)

Unrealized Net Loss on Cash Flow Hedges              --              --               --           (8,206)          (8,206)
                                          -------------   -------------    -------------    -------------    -------------

PARTNERS' CAPITAL, June 30, 2001          $     200,000   $      18,805    $   1,820,933    $     (19,081)   $   2,020,657
                                          =============   =============    =============    =============    =============

   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                   -------------------------
                                                                                      2001           2000
                                                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $   67,933     $   97,827
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                                     65,907         67,308
     Extraordinary item - extinguishment of debt                                       12,174          4,378
     Impairment and other charges related to real estate assets                        15,324             --
     Loss (gain) on property sales, net                                                   372        (28,753)
     Minority interests                                                                10,898          4,614
     Non-cash compensation                                                                 78             39
     Distributions received in excess of earnings
       from unconsolidated companies:
                 Office properties                                                        391          1,255
                 Residential development properties                                        --         10,921
                 Temperature-controlled logistics properties                            2,067             --
                 Other                                                                  1,796             --
     Equity in earnings in excess of distributions received from unconsolidated companies:
                 Residential development properties                                    (8,710)            --
                 Temperature-controlled logistics properties                               --           (853)
                 Other                                                                     --         (2,132)
     Increase in accounts receivable                                                  (12,649)        (8,632)
     Increase in deferred rent receivable                                              (1,651)        (5,846)
     Decrease (increase) in other assets                                               17,367         (3,496)
     Decrease in restricted cash and cash equivalents                                  11,980         21,524
     Decrease in accounts payable, accrued
       expenses and other liabilities                                                 (49,807)       (38,361)
                                                                                   ----------     ----------
                 Net cash provided by operating activities                         $  133,470     $  119,793
                                                                                   ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of land held for investment or development                        $       --     $  (15,051)
     Proceeds from property sales                                                      17,633        282,040
     Proceeds from joint venture partner                                               16,285             --
     Development of investment properties                                             (21,669)       (14,951)
     Capital expenditures - rental properties                                         (18,411)        (7,097)
     Tenant improvement and leasing costs - rental properties                         (22,285)       (35,391)
     Decrease (increase) in restricted cash and cash equivalents                        3,109           (263)
     Return of investment in unconsolidated companies:
                 Office properties                                                      4,612          2,359
                 Residential development properties                                    11,151         31,313
                 Other                                                                 11,975          1,200
     Investment in unconsolidated companies:
                 Office properties                                                       (260)           (11)
                 Residential development properties                                   (50,824)       (42,585)
                 Temperature-controlled logistics properties                           (5,589)        (4,428)
                 Other                                                                   (785)          (907)
     Escrow deposits - acquisition of investment properties                                --            500
     Increase in notes receivable                                                     (13,693)      (158,147)

                                                                                   ----------     ----------
                 Net cash (used in) provided by investing activities               $  (68,751)    $   38,581
                                                                                   ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt financing costs                                                          $  (14,754)    $  (19,008)
     Payments under Fleet Boston Credit Facility                                           --       (510,000)
     Borrowings under UBS Facility                                                    105,000        902,819
     Payments under UBS Facility                                                     (658,452)      (189,367)
     Borrowings under Fleet Facility                                                  400,000             --
     Payments under Fleet Facility                                                    (30,000)            --
     Notes Payable proceeds                                                           381,240             --
     Notes Payable payments                                                           (99,668)      (366,077)
     Capital proceeds - joint venture preferred equity partner                             --        154,083
     Capital distributions - joint venture preferred equity partner                   (11,167)        (2,336)
     Capital distributions - joint venture partner                                     (1,456)        (8,345)
     Capital contributions to the Operating Partnership                                 4,974            973
     Unit repurchases                                                                      --           (355)
     Preferred unit distributions                                                      (6,750)        (6,750)
     Distributions from the Operating Partnership                                    (149,747)      (146,268)
                                                                                   ----------     ----------
                 Net cash used in financing activities                             $  (80,780)    $ (190,631)
                                                                                   ----------     ----------



DECREASE IN CASH AND CASH EQUIVALENTS                                              $  (16,061)    $  (32,257)
CASH AND CASH EQUIVALENTS,
     Beginning of period                                                           $   38,643     $   72,102
                                                                                   ----------     ----------
CASH AND CASH EQUIVALENTS,
     End of period                                                                 $   22,582     $   39,845
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("CREE, Ltd."), which owns an approximately 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 89% limited partner interest in the Operating Partnership, with the remaining approximately 10% limited partner interest held by other limited partners. The Operating Partnership directly or indirectly owns interests in eleven limited-purpose limited partnerships. Ten of these limited partnerships were formed for the purpose of obtaining secured debt, and all or substantially all of the economic interests in these partnerships are owned directly or indirectly by the Operating Partnership, with the remaining interests, if any, owned indirectly by the Company. The eleventh limited partnership was formed for the purpose of obtaining equity financing through the sale of preferred equity interests, with all of the common equity interests owned directly or indirectly by the Operating Partnership, and all of the preferred equity interests owned by an unrelated third party.

         All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximately 89% limited partner interest has been treated as equivalent, for purposes of this report, to 60,686,059 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,811,240 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 615,101 units.

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

         The following table shows, by entity, the Properties (as defined below) that the Operating Partnership and its subsidiaries owned as of June 30, 2001:

Operating Partnership:       24 Office Properties and The Park Shops at Houston Center

Crescent Real Estate         The Aberdeen, The Avallon I, II, & III, 125 E. John Carpenter Freeway, The Citadel, The
Funding I, L.P.:             Crescent Atrium, The Crescent Office Towers, Regency Plaza One, Carter Burgess Plaza
("Funding I")                and Waterside Commons

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

Crescent Real Estate           Greenway Plaza Office Properties and Renaissance Houston Hotel
Funding III, IV and V,
L.P.: ("Funding III,
IV and V")(1)

Crescent Real Estate           Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate           20 Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate           16 Office Properties and four Resort/Hotel Properties
Funding VIII, L.P.:
("Funding VIII")

Crescent Real Estate           Chancellor Park, Denver Marriott City Center, MCI Tower, Miami Center, Reverchon Plaza,
Funding IX, L.P.:              44 Cook Street, 55 Madison and 6225 N. 24th Street
("Funding IX")

Crescent Real Estate           Post Oak Central, Fountain Place
Funding X, L.P.
("Funding X")

Crescent Real Estate           Trammell Crow Center
Funding XI, L.P.:
("Funding XI")

----------
(1) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

SEGMENTS

         As of June 30, 2001, the Operating Partnership's assets and operations were composed of four major investment segments:

         o        Office Segment;

         o        Resort/Hotel Segment;

         o        Residential Development Segment; and

         o        Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned directly or indirectly the following real estate assets (the "Properties") as of June 30, 2001:

         o OFFICE SEGMENT consisted of 79 office properties (collectively referred to as the "Office Properties") located in 27 metropolitan submarkets in seven states, with an aggregate of approximately 28.7 million net rentable square feet and three retail properties with an aggregate of approximately 0.4 million net rentable square feet.

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

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT, which, as of June 30, 2001, directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 440.2 million cubic feet (17.6 million square feet) of warehouse space.

         o OTHER PROPERTIES consisted of 20 behavioral healthcare properties in eight states (collectively referred to as the "Behavioral Healthcare Properties"). The Operating Partnership has entered into contracts or letters of intent to sell seven additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 13 Behavioral Healthcare Properties.

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

         See "Note 6. Segment Reporting" for a table showing total revenues, funds from operations and equity in net income of unconsolidated companies for each of these investment segments for the three and six months ended June 30, 2001 and 2000 and identifiable assets for each of these investment segments at June 30, 2001 and December 31, 2000.

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

2. RECENTLY ISSUED ACCOUNTING STANDARDS:

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. Management does not believe SFAS No. 141 will have a material impact on its interim or annual financial statements. SFAS No. 142 specifies that goodwill and some types of intangible assets may no longer be amortized but instead are subject to periodic impairment testing. The Operating Partnership is in the process of evaluating the financial statement impact of the adoption of SFAS No. 142.

3. PROPERTIES HELD FOR DISPOSITION:

Office Segment

         In pursuit of management's objective to dispose of non-strategic and non-core assets, at June 30, 2001, the Operating Partnership was actively marketing for sale or joint venture its interest in three Office Properties, which are included in the Net Investment in Real Estate of $3,085,039. The Property being actively marketed for sale is Washington Harbour located in Washington, D.C. The Properties being actively marketed for joint venture are Four Westlake Park located in Houston, Texas and Bank One Tower located in Austin, Texas. The aggregate carrying value of these Properties at June 30, 2001 was approximately $271,292. See "Note 21. Subsequent Events" for information regarding joint venture arrangements for two of these properties.

         The following table summarizes the condensed results of operations for the six months ended June 30, 2001 and 2000 for the Office Properties held for disposition or joint venture. Depreciation expense has not been recognized since the dates on which these Properties were classified as held for sale or joint venture.


                                             FOR THE SIX MONTHS
                                               ENDED JUNE 30,
                                             ------------------
                                              2001      2000
                                             -------   -------
                Revenue                       $22,736   $20,949
                Operating Expenses              8,058     7,426
                                              -------   -------
                Net Operating Income          $14,678   $13,523
                                              =======   =======


Behavioral Healthcare Properties

         As of June 30, 2001, the Operating Partnership owned 20 Behavioral Healthcare Properties, all of which were classified as held for disposition. The carrying value of the Behavioral Healthcare Properties at June 30, 2001 was approximately $54,372. During the six months ended June 30, 2001, the Operating Partnership recognized an impairment loss of approximately $3,450 on four of the Behavioral Healthcare Properties held for disposition, which is included in Impairment and Other Charges Related to Real Estate Assets of $15,324. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for these four Properties. Depreciation expense has not been recognized since the dates the Behavioral Healthcare Properties were classified as held for sale.

4. EARNINGS PER UNIT OF PARTNERSHIP INTEREST:

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                                -----------------------------------------------------------------------------------
                                                                  2001                                     2000
                                                ---------------------------------------     ---------------------------------------
                                                                Wtd. Avg.     Per Unit                     Wtd. Avg.      Per Unit
                                                 Income          Units         Amount         Income        Units          Amount
                                                ----------     ----------    ----------     ----------    ----------     ----------

BASIC EPS -
Income before extraordinary item                $   36,845         68,040                   $   40,773        64,709
6 3/4% Series A Preferred Unit distributions        (3,375)            --                       (3,375)           --
Share repurchase agreement return                       --             --                         (718)           --
                                                ----------     ----------    ----------     ----------    ----------     ----------
Income available to partners
   before extraordinary item                    $   33,470         68,040    $     0.49     $   36,680        64,709     $     0.57
Extraordinary item -
   extinguishment of debt                          (12,174)            --         (0.18)            --            --             --
                                                ----------     ----------    ----------     ----------    ----------     ----------


Net income available to partners                $   21,296         68,040    $     0.31     $   36,680        64,709     $     0.57
                                                ==========     ==========    ==========     ==========    ==========     ==========

DILUTED EPS -
Income available to partners
   before extraordinary item                    $   33,470         68,040                   $   36,680        64,709
Effect of dilutive securities:
   Unit options                                         --          1,056                           --           486
                                                ----------     ----------    ----------     ----------    ----------     ----------

Income available to partners
    before extraordinary item                   $   33,470         69,096    $     0.48     $   36,680        65,195     $     0.56
Extraordinary item -
   extinguishment of debt                          (12,174)            --         (0.18)            --            --             --
                                                ----------     ----------    ----------     ----------    ----------     ----------


Net income available to partners                $   21,296         69,096    $     0.30     $   36,680        65,195     $     0.56
                                                ==========     ==========    ==========     ==========    ==========     ==========

                                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                -----------------------------------------------------------------------------------
                                                                  2001                                     2000
                                                ---------------------------------------     ---------------------------------------
                                                                Wtd. Avg.     Per Unit                     Wtd. Avg.      Per Unit
                                                 Income          Units         Amount         Income        Units          Amount
                                               ----------     ----------    ----------     ----------     ----------     ----------

BASIC EPS -
Income before extraordinary item               $   80,107         67,977                   $  102,205         66,250
6 3/4% Series A Preferred Unit distributions       (6,750)            --                       (6,750)            --
Share repurchase agreement return                      --             --                       (2,794)            --
                                               ----------     ----------    ----------     ----------     ----------     ----------
Income available to partners
    before extraordinary item                  $   73,357         67,977    $     1.08     $   92,661         66,250     $     1.40
Extraordinary item -
   extinguishment of debt                         (12,174)            --         (0.18)        (4,378)            --          (0.07)
                                               ----------     ----------    ----------     ----------     ----------     ----------

Net income available to partners               $   61,183         67,977    $     0.90     $   88,283         66,250     $     1.33
                                               ==========     ==========    ==========     ==========     ==========     ==========

DILUTED EPS -
Income available to partners
   before extraordinary item                   $   73,357         67,977                   $   92,661         66,250
Effect of dilutive securities:
   Unit options                                        --            933                           --            334
                                               ----------     ----------    ----------     ----------     ----------     ----------

Income available to partners
   before extraordinary item                   $   73,357         68,910    $     1.06     $   92,661         66,584     $     1.39
Extraordinary item -
   extinguishment of debt                         (12,174)            --         (0.18)        (4,378)            --          (0.07)
                                               ----------     ----------    ----------     ----------     ----------     ----------


Net income available to partners               $   61,183         68,910    $     0.88     $   88,283     $   66,584     $     1.32
                                               ==========     ==========    ==========     ==========     ==========     ==========

         The effect of the conversion of the 6 3/4% Series A Convertible Cumulative Preferred Units is not included in the computation of Diluted EPS for the three or six months ended June 30, 2001 or 2000, since the effect of their conversion is antidilutive.

5. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:

                                                                             FOR THE SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                          -------------------------
                                                                             2001           2000
                                                                          ----------     ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid on debt ................................................    $   98,030     $  102,172
Additional interest paid resulting from cash flow hedge agreements ...         3,452            824
                                                                          ----------     ----------
Total interest paid ..................................................    $  101,482     $  102,996
                                                                          ==========     ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Issuance of Operating Partnership units in conjunction
    with settlement of an obligation .................................    $       --     $    2,125
Unrealized net loss on available-for-sale securities .................        (4,141)        (3,562)
Share Repurchase Agreement Return ....................................            --          2,794
Adjustment of cash flow hedges to fair value .........................        (8,206)         4,204
Equity investment in a tenant in exchange
     for office space/other investment ventures ......................            --          4,485
Write-off of an investment in Empori .................................         1,900             --

6. SEGMENT REPORTING:

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

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance for an equity REIT, and for its investment segments. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of operating partnerships of REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

                  Selected financial information related to each segment for the three and six months ended June 30, 2001 and 2000 and identifiable assets for each of the segments at June 30, 2001 and December 31, 2000 are presented below.

                                                           FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                              ENDED JUNE 30,                ENDED JUNE 30,
                                                        --------------------------    --------------------------
                                                            2001           2000           2001           2000
                                                        -----------    -----------    -----------    -----------
REVENUES:
  Office Segment                                        $   156,457    $   147,534    $   310,351    $   296,642
  Resort/Hotel Segment                                       16,125         18,463         32,074         36,007
  Residential Development Segment                                --             --             --             --
  Temperature-Controlled Logistics Segment                       --             --             --             --
  Corporate and other (1)                                    26,593          9,232         42,541         18,368
                                                        -----------    -----------    -----------    -----------
TOTAL REVENUE                                           $   199,175    $   175,229    $   384,966    $   351,017
                                                        ===========    ===========    ===========    ===========

FUNDS FROM OPERATIONS:
  Office Segment                                        $    91,744    $    87,213    $   181,897    $   173,424
  Resort/Hotel Segment                                       16,016         18,346         31,768         35,637
  Residential Development Segment                            13,582         22,861         26,648         37,904
  Temperature-Controlled Logistics Segment                    7,139          7,630         15,464         17,117
  Corporate and other adjustments:
   Interest expense                                         (46,833)       (51,836)       (94,281)      (104,086)
   6 3/4%  Series A Preferred Unit distributions             (3,375)        (3,375)        (6,750)        (6,750)
   Other (1)                                                 17,949          5,240         26,946         13,258
   Corporate general and administrative                      (6,889)        (4,082)       (12,153)        (9,327)
                                                        -----------    -----------    -----------    -----------
TOTAL FUNDS FROM OPERATIONS                             $    89,333    $    81,997    $   169,539    $   157,177
                                                        -----------    -----------    -----------    -----------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
  NET INCOME:
  Depreciation and amortization of real estate assets   $   (29,524)   $   (30,353)   $   (59,019)   $   (60,145)
  (Loss) Gain on property sales, net                           (792)         6,126           (462)        28,753
  Impairment and other charges related to
   real estate assets                                       (14,174)            --        (15,324)            --
  Extraordinary item - extinguishment of debt               (12,174)            --        (12,174)        (4,378)
  Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies:
         Office Properties                                   (2,015)        (1,790)        (4,055)        (1,718)
         Residential Development Properties                  (3,851)       (11,144)        (6,209)       (15,723)
         Temperature-Controlled Logistics Properties         (5,507)        (7,438)       (11,113)       (12,889)
  6 3/4%  Series A Preferred Unit distributions               3,375          3,375          6,750          6,750
                                                        -----------    -----------    -----------    -----------
NET INCOME                                              $    24,671    $    40,773    $    67,933    $    97,827
                                                        ===========    ===========    ===========    ===========

EQUITY IN NET INCOME OF UNCONSOLIDATED
  COMPANIES:
  Office Properties                                     $     1,228    $       396    $     2,321    $     3,100
  Residential Development Properties                          9,732         11,717         20,440         22,181
  Temperature-Controlled Logistics Properties                 1,632            192          4,351          4,228
  Other                                                        (636)         2,978          1,210          5,319
                                                        -----------    -----------    -----------    -----------
TOTAL EQUITY IN NET INCOME OF
  UNCONSOLIDATED COMPANIES                              $    11,956    $    15,283    $    28,322    $    34,828
                                                        ===========    ===========    ===========    ===========

                                                                   BALANCE AT
                                                           ---------------------------
                                                             JUNE 30,     DECEMBER 31,
IDENTIFIABLE ASSETS:                                           2001           2000
                                                           -----------    ------------
  Office Segment                                           $ 2,941,100    $ 3,088,653
  Resort/Hotel Segment                                         492,700        468,286
  Residential Development Segment                              358,048        305,187
  Temperature-Controlled Logistics Segment                     311,557        308,035
  Other (1)                                                    663,696        646,289
                                                           -----------    -----------
TOTAL IDENTIFIABLE ASSETS                                  $ 4,767,101    $ 4,816,450
                                                           ===========    ===========

----------

(1) For purposes of this Note, the Behavioral Healthcare Properties' financial information has been included in this line item.

         At June 30, 2001, Crescent Operating, Inc. ("COPI") was the Operating Partnership's largest lessee in terms of total revenues. COPI was the lessee of eight of the Resort/Hotel Properties for the six months ended June 30, 2001. Total revenues from COPI for the six months ended June 30, 2001 were approximately 8% of the Operating Partnership total revenues. See "Note 19. COPI" for a description of the definitive agreement the Operating Partnership entered into with COPI.

         See "Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Temperature-Controlled Logistics Properties" for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

7. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies or equity investments:

                                                                                   OPERATING PARTNERSHIP'S OWNERSHIP
                  ENTITY                                 CLASSIFICATION                 AS OF JUNE 30, 2001(1)
--------------------------------------------  -----------------------------------  ---------------------------------
Desert Mountain Development Corporation       Residential Development Corporation                  95%(2)
The Woodlands Land Company, Inc.              Residential Development Corporation                  95%(2)
Crescent Resort Development, Inc.             Residential Development Corporation                  90%(2)
Mira Vista Development Corp.                  Residential Development Corporation                  94%(2)
Houston Area Development Corp.                Residential Development Corporation                  94%(2)
Temperature-Controlled Logistics Partnership    Temperature-Controlled Logistics                   40%
The Woodlands Commercial                          Office (office/venture tech
    Properties Company, L.P.                               portfolio)                            42.5%
Main Street Partners, L.P.                         Office (office property -
                                                        Bank One Center)                           50%
DBL Holdings, Inc.                                           Other                               97.4%
CRL Investments, Inc.                                        Other                                 95%
CRL License, LLC                                             Other                               28.5%

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

METROPOLITAN

         On May 24, 2001, the Operating Partnership converted its $85,000 preferred member interest in Metropolitan Partners, LLC ("Metropolitan") into approximately $75,000 of common stock of Reckson Associates Realty Corp. ("Reckson"). The conversion resulted in an impairment charge of approximately $12,000, which is included in Impairment and Other Charges Related to Real Estate Assets of $15,324. The Reckson common stock is accounted for as available for sale marketable securities with changes in fair value included in other comprehensive income.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         AmeriCold Logistics, LLC ("AmeriCold Logistics"), as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146,000, the adjustment of the rental obligation for 2002 to $150,000 (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled

Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5,000 to $9,500 (effective January 1, 2000) and the extension of the date on which deferred rent which totaled $28,300 (of which the Company's portion was $11,200) is required to be paid from March 11, 2002 to December 31, 2003.

         AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent declined 14% and 12% for the three and six months ended June 30, 2001 compared to the same periods in 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns. As a result, AmeriCold Logistics elected to defer $3,900 of rent in the second quarter of 2001 of which the Operating Partnership's share was $1,600.

                                                 DEFERRED RENT                VALUATION ALLOWANCE
                                         -----------------------------   -----------------------------
                                                           OPERATING                       OPERATING
                                                         PARTNERSHIP'S                   PARTNERSHIP'S
                                             TOTAL          PORTION             TOTAL       PORTION
                                         -------------   -------------   -------------   -------------

Balance at December 31, 2000             $      24,400   $       9,600   $      16,300   $       6,500
For the six months ended June 30, 2001           3,900           1,600           3,900           1,600
                                         -------------   -------------   -------------   -------------
Total                                    $      28,300   $      11,200   $      20,200   $       8,100
                                         =============   =============   =============   =============

         The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Temperature-Controlled Logistics," "Office" and "Other," as applicable, as of June 30, 2001 and December 31, 2000 for balance sheet information and for the six months ended June 30, 2001 and June 30, 2000 for operating information.

BALANCE SHEETS:

                                                                         BALANCE AT JUNE 30, 2001
                                                       ---------------------------------------------------------
                                                       RESIDENTIAL    TEMPERATURE-
                                                       DEVELOPMENT     CONTROLLED
                                                       CORPORATIONS    LOGISTICS        OFFICE         OTHER
                                                       ------------   ------------   ------------   ------------

Real estate, net                                       $    934,395   $  1,295,995   $    390,896
Cash                                                         29,537         30,931         22,869
Other assets                                                159,396         79,053         31,140
                                                       ------------   ------------   ------------
     Total assets                                      $  1,123,328   $  1,405,979   $    444,905
                                                       ============   ============   ============

Notes payable                                          $    244,665   $    558,309   $    260,933
Notes payable to the Operating Partnership                  210,314         11,333             --
Other liabilities                                           443,152         61,630         29,811
Equity                                                      225,197        774,707        154,161
                                                       ------------   ------------   ------------
      Total liabilities and equity                     $  1,123,328   $  1,405,979   $    444,905
                                                       ============   ============   ============

Operating Partnership's share of unconsolidated debt   $     98,785   $    223,324   $    122,309
                                                       ============   ============   ============

Operating Partnership's investments in real estate
  mortgages and equity of uncon-
  solidated companies                                  $    358,048   $    311,557   $     95,537   $     33,978
                                                       ============   ============   ============   ============

SUMMARY STATEMENTS OF OPERATIONS:

                                                                 FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                       ----------------------------------------------------------
                                                       RESIDENTIAL    TEMPERATURE-
                                                       DEVELOPMENT     CONTROLLED
                                                       CORPORATIONS    LOGISTICS         OFFICE         OTHER
                                                       ------------   ------------    ------------   ------------

Total revenues                                         $    230,354   $     69,100    $     39,821
Expenses:
   Operating expense                                        172,732          6,650(1)       15,892
   Interest expense                                           4,612         22,935           9,872
   Depreciation and amortization                              7,730         29,113           8,363
   Taxes                                                      5,147             --              --
                                                       ------------   ------------    ------------
Total expenses                                              190,221         58,698          34,127
                                                       ------------   ------------    ------------

Net income                                             $     40,133   $     10,402    $      5,694
                                                       ============   ============    ============


Operating Partnership's equity in net income
  of unconsolidated companies                          $     20,440   $      4,351    $      2,321   $      1,210
                                                       ============   ============    ============   ============

----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

                                                                      BALANCE AT DECEMBER 31, 2000
                                                       ---------------------------------------------------------
                                                       RESIDENTIAL    TEMPERATURE-
                                                       DEVELOPMENT     CONTROLLED
                                                       CORPORATIONS    LOGISTICS        OFFICE          OTHER
                                                       ------------   ------------   ------------   ------------

Real estate, net                                       $    798,312   $  1,303,810   $    394,724
Cash                                                         59,639         19,606         34,599
Other assets                                                196,547         82,883         34,897
                                                       ------------   ------------   ------------
     Total assets                                      $  1,054,498   $  1,406,299   $    464,220
                                                       ============   ============   ============

Notes payable                                          $    255,356   $    561,321   $    251,785
Notes payable to the Operating Partnership                  189,932         11,333             --
Other liabilities                                           388,980         78,042         46,054
Equity                                                      220,230        755,603        166,381
                                                       ------------   ------------   ------------
      Total liabilities and equity                     $  1,054,498   $  1,406,299   $    464,220
                                                       ============   ============   ============

Operating Partnership's share of unconsolidated debt   $    103,100   $    224,528   $    118,485
                                                       ============   ============   ============

Operating Partnership's investments in real estate
  mortgages and equity of uncon-
  solidated companies                                  $    305,187   $    308,035   $     98,308   $    133,787
                                                       ============   ============   ============   ============

SUMMARY STATEMENTS OF OPERATIONS:

                                                                 FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                       ---------------------------------------------------------
                                                       RESIDENTIAL    TEMPERATURE-
                                                       DEVELOPMENT     CONTROLLED
                                                       CORPORATIONS    LOGISTICS        OFFICE          OTHER
                                                       ------------   ------------   ------------   ------------

Total revenues                                         $    227,577   $     83,592   $     38,954
Expenses:
   Operating expense                                        183,398         11,125(1)      11,831
   Interest expense                                           3,231         23,872          9,147
   Depreciation and amortization                              6,374         28,918         11,810
   Taxes                                                      2,678          1,476             --
   Other income                                                  --          2,625             --
                                                       ------------   ------------   ------------
Total expenses                                              195,681         68,016         32,788
                                                       ------------   ------------   ------------

Net income                                             $     31,896   $     15,576   $      6,166
                                                       ============   ============   ============


Operating Partnership's equity in net income
  of unconsolidated companies                          $     22,181   $      4,228   $      3,100   $      5,319
                                                       ============   ============   ============   ============

----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

8.       NOTES PAYABLE AND BORROWINGS UNDER FLEET FACILITY:

         The following is a summary of the Operating Partnership's debt financing at June 30, 2001:

                                                                                        BALANCE
                                                                                     OUTSTANDING AT
SECURED DEBT                                                                         JUNE 30, 2001
------------                                                                         --------------
Fleet Fund I and II Term Loan(1) due March 2005, bears interest at LIBOR plus
325 basis points (at June 30, 2001, the interest rate was 7.25%), with a
four-year interest-only term, secured by equity interests in Funding I and II .......   $275,000

AEGON Partnership Note(2) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule,
secured by the Funding III, IV and V Properties .....................................    272,167

LaSalle Note I(3) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027,
secured by the Funding I Properties .................................................    239,000

Deutsche Bank-CMBS Loan due May 2004 bears interest at the 30-day LIBOR rate plus 234 basis points (at June 30, 2001, the interest rate was 6.32%), with a three-year interest-only term and two one-year extension options, secured by the
Funding X Properties and Spectrum Center ............................................    220,000

JPMorgan Mortgage Note(4) due October 2016, bears interest at a fixed rate of
8.31% with a two-year interest-only term (through October 2001), followed by principal amortization based on a 15-year amortization schedule through maturity
in October 2016, secured by the Houston Center mixed-use Office Property complex ....    200,000

LaSalle Note II(5) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028, secured
by the Funding II Properties ........................................................    161,000

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center
Resort/Hotel Property ...............................................................     63,500

Metropolitan Life Note V (6) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization
schedule, secured by the Datran Center Office Property ..............................     38,963

Northwestern Life Note due January 2003, bears interest at 7.66% with an
interest-only term, secured by the 301 Congress Avenue Office Property ..............     26,000

Metropolitan Life Note I (7) due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization
schedule, secured by four of The Woodlands Office Properties ........................      9,084

                                                                                        BALANCE
                                                                                     OUTSTANDING AT
                                                                                     JUNE 30, 2001
                                                                                     --------------
SECURED DEBT -- CONTINUED

Nomura Funding VI Note(8) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
July 2020, secured by the Funding VI Property .......................................      8,260

Woodmen of the World Note(9) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year amortization schedule, secured by the Avallon IV
Office Property .....................................................................      6,371

Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization schedule,
secured by a parcel of land .........................................................        670

UNSECURED DEBT

Fleet Facility (1) due May 2004, bears interest at LIBOR plus 187.5 basis points
(at June 30, 2001, the interest rate was 5.83%), with a three-year interest-only
term and a one-year extension option ................................................    370,000

2007 Notes(10) bear interest at a fixed rate of 7.50% with a ten-year
interest-only term, due September 2007 ..............................................    250,000

2002 Notes(10) bear interest at a fixed rate of 7.00% with a five-year
interest-only term, due September 2002 ..............................................    150,000

SHORT-TERM BORROWINGS

Short-term borrowings (11); variable interest rates ranging from the Fed Funds rate plus 150 basis points to LIBOR plus 300 basis points, with maturities up to
September 2001 ......................................................................     80,000
                                                                                      ----------

     Total Notes Payable ............................................................ $2,370,015
                                                                                      ==========

----------

(1) For a description of the Fleet Fund I and II Term Loan and the Fleet Facility, see "Debt Refinancing and Fleet Facility" section below.

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

(4) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October
     2006) by making a final payment of approximately $177,800.

(5) In March 2006, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,100.

(6) The outstanding principal balance of this loan at maturity will be approximately $29,100.

(7) The outstanding principal balance of this loan at maturity will be approximately $9,000.

(8) In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date by making a final payment of $6,135.

(9) The outstanding principal balance of this loan at maturity will be approximately $5,400; however, the balance will increase to $8,500 at completion of development.

(10) The notes were issued in an offering registered with the SEC.

(11) Short-term borrowings include the secured $75,000 Deutsche Bank Short-Term Loan and the unsecured $5,000 JPMorgan Loan Sales Facility. The JPMorgan Loan Sales Facility is a $50,000 uncommitted credit facility.

         Below are the aggregate principal amounts due as of June 30, 2001 under the Fleet Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

              SECURED     UNSECURED      TOTAL
             ----------   ----------   ----------

2001         $   87,293   $    5,000   $   92,293
2002             73,913      150,000      223,913
2003             41,059           --       41,059
2004            236,857      370,000      606,857
2005            328,863           --      328,863
Thereafter      827,030      250,000    1,077,030
             ----------   ----------   ----------
             $1,595,015   $  775,000   $2,370,015
             ==========   ==========   ==========

         As of June 30, 2001, the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt.

DEBT REFINANCING AND FLEET FACILITY

         In May 2001, the Operating Partnership (i) repaid and retired the UBS Facility which consisted of the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II; (ii) repaid and retired the iStar Financial Note; and (iii) modified the Fleet Term Note II with proceeds from a $970,000 debt refinancing.

New Debt Resulting from Refinancing

                                  MAXIMUM              INTEREST            MATURITY
         DESCRIPTION             BORROWING               RATE                DATE
-----------------------------   -----------   --------------------------   --------

Fleet Facility                  $400,000(1)   LIBOR + 187.5 basis points   2004(2)
Fleet Fund I and II Term Loan   $275,000      LIBOR + 325 basis points     2005
Deutsche Bank - CMBS Loan       $220,000      LIBOR + 234 basis points     2004(3)
Deutsche Bank Short-Term Loan   $ 75,000      LIBOR + 300 basis points     2001(4)

----------

(1) The $400,000 Fleet Facility is an unsecured revolving line of credit with an interest rate at June 30, 2001 of 5.83%.

(2)  One-year extension option.

(3)  Two one-year extension options.

(4)  Two six-month extension options.


Debt Repaid or Modified by Refinancing

                        MAXIMUM            INTEREST           MATURITY       BALANCE
    DESCRIPTION        BORROWING             RATE               DATE     REPAID/MODIFIED
--------------------   ---------   ------------------------   --------   ---------------

UBS Line of Credit     $ 300,000   LIBOR + 250 basis points     2003        $ 165,000
UBS Term Loan I        $ 146,775   LIBOR + 250 basis points     2003        $ 146,775
UBS Term Loan II       $ 326,677   LIBOR + 275 basis points     2004        $ 326,677
Fleet Term Note II     $ 200,000   LIBOR + 400 basis points     2003        $ 200,000
iStar Financial Note   $  97,123   LIBOR + 175 basis points     2001        $  97,123

9.       INTEREST RATE CAPS:

         In connection with the closing of the Deutsche Bank - CMBS Loan in May 2001, the Operating Partnership entered into a LIBOR interest rate cap struck at 7.16% in the notional amount of $220,000, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Operating Partnership's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charges to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these instruments are expected to substantially offset each other.

10.      CASH FLOW HEDGES:

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of June 30, 2001, the Operating Partnership had entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which was adopted in the third quarter of 1999.

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements as of June 30, 2001 and additional interest expense for the six months ended June 30, 2001:

                                                          ADDITIONAL
                                                       INTEREST EXPENSE
  NOTIONAL     MATURITY    REFERENCE       FAIR       FOR THE SIX MONTHS
   AMOUNT        DATE        RATE      MARKET VALUE   ENDED JUNE 30, 2001
------------   ---------   ---------   ------------   -------------------

$ 200,000        9/1/03      6.183%      $ (6,140)          $   729
$ 200,000        2/4/03       7.11%      $ (8,685)          $ 1,931
$ 100,000(1)    4/18/04       6.76%      $ (4,984)          $   792

----------

(1) Fleet has an option to terminate the agreement at the end of the third year of the agreement. Since Fleet has the option to terminate the cash flow hedge agreement early, any changes in the time value of the cash flow hedge will be recorded through earnings.

         The Operating Partnership has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. The Operating Partnership uses the cumulative approach, as described in Derivatives Implementation Group ("DIG") Issue E8, to assess effectiveness of the cash flow hedges. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The measurement of hedge ineffectiveness will be based on the cumulative dollar offset method. Under this method, the Operating Partnership will compare the changes in the floating rate leg of each cash flow hedge to the floating rate cash flows of the hedged items. The cash flow hedges are expected to be highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings when the hedged items impact earnings. If any of the cash flow hedges fall outside 80%-125% effectiveness, all changes in the fair value of those cash flow hedges will be recognized in earnings during the current period.

         Over the next twelve months, an estimated $10,100 will be reclassified from accumulated other comprehensive income to earnings related to the effective portions of the cash flow hedge agreements.

11. MINORITY INTEREST:

         Minority interest represents joint venture and preferred equity interests held by third parties in other consolidated subsidiaries.

12. SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

         As of June 30, 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of June 30, 2001, GMAC Commercial Mortgage Corporation ("GMACCM") held $218,400 of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units receive a preferred variable-rate dividend currently calculated at LIBOR plus 450 basis points, or approximately 8.5% per annum as of June 30, 2001, and are redeemable at the option of the Operating Partnership at the original purchase price.

         As of June 30, 2001, Funding IX had loaned a total of $281,107 from the net proceeds from the sale of the Class A Units and a portion of the net proceeds from the sale of one of the Properties held by Funding IX to a wholly-owned subsidiary of the Company which used the proceeds to repurchase 14,468,623 of the Company's outstanding common shares. The note, which is included in Notes Receivable, Net, bears interest based on the dividends paid on the common shares held by the wholly-owned subsidiary of the Company and matures on March 15, 2003. As of June 30, 2001, the rate was approximately 11.3%. During the six months ended June 30, 2001, the Operating Partnership recognized interest income of $15,916 on the note. See "Note 13. Partners' Capital." The repurchased common shares are consolidated as treasury shares in accordance with GAAP in the Company's financial statements. However, these shares are held in a wholly-owned subsidiary of the Company until all the Class A Units are redeemed. Distributions will continue to be paid by the Company on these repurchased common shares and will be used to pay dividends on the Class A Units.

         The Operating Partnership generally will use the proceeds from any joint venture or sale of Property held by Funding IX to redeem the Class A Units.

13. PARTNERS' CAPITAL:

         Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the six months ended June 30, 2001, there were 393,524 units exchanged for 787,048 common shares of Crescent Equities.

EMPLOYEE STOCK PURCHASE PLAN

         On June 25, 2001, the shareholders of the Company approved adoption of a new Employee Stock Purchase Plan (the "ESPP"), that is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP provides for the grant of rights to purchase common shares at a discount. The ESPP is not subject to the provisions of ERISA. The ESPP will terminate on May 14, 2011.

         The 1,000,000 common shares that may be issued pursuant to the purchase of common shares under the ESPP represent less than 0.81% of the Company's outstanding common shares at June 30, 2001. The aggregate fair market value of the 1,000,000 common shares that may be issued under the ESPP is approximately $24,700 based on the closing price of the common shares on July 25, 2001.

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

         The Company commenced its Share Repurchase Program in March 2000. As of June 30, 2001, the Company had repurchased 14,488,909 common shares at an average price of $19.51 per common share for an aggregate of approximately $282,699. As of June 30, 2001, the Company held 14,468,623 of the repurchased common shares in a wholly-owned subsidiary. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Note 12. Sale of Preferred Equity Interests in Subsidiary." These common shares are consolidated as treasury shares in accordance with GAAP. However, these shares are held in a wholly-owned subsidiary of the Company until all of the Class A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

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

DISTRIBUTIONS

         The following table summarizes the distributions paid or declared by the Operating Partnership to unitholders during the six months ended June 30, 2001.

                                               RECORD    PAYMENT    ANNUALIZED      TOTAL
          SECURITY              DISTRIBUTION    DATE      DATE     DISTRIBUTION    AMOUNT
-----------------------------   ------------   -------   -------   ------------   --------

Units                              $ 1.10      1/31/01   2/15/01      $ 4.40      $ 74,697
Units                              $ 1.10      4/30/01   5/15/01      $ 4.40      $ 74,789
Units                              $ 1.10      7/31/01   8/15/01      $ 4.40      $ 74,986

6 3/4% Series Preferred Units      $ 0.42      1/31/01   2/15/01      $ 1.69      $  3,375

6 3/4% Series Preferred Units      $ 0.42      4/30/01   5/15/01      $ 1.69      $  3,375

6 3/4% Series Preferred Units      $ 0.42      7/31/01   8/15/01      $ 1.69      $  3,375

14. RELATED PARTY INVESTMENT:

DBL HOLDINGS, INC.

         On June 30, 2000, the Operating Partnership contributed approximately $23,800 to DBL Holdings, Inc. ("DBL"). The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary, that subsequently used the contribution to acquire a limited partner interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. John Goff,

Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director of CREE, Ltd., and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company and member of the Strategic Planning Committee of CREE, Ltd., each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP. At June 30, 2001, DBL's primary holdings consisted of the 12.5% investment in G2, and the Operating Partnership's indirect investment in G2 was approximately $16,800.

LOANS TO EMPLOYEES OF THE OPERATING PARTNERSHIP AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of June 30, 2001, the Operating Partnership had loaned approximately $31,182 (including approximately $1,083 loaned during the six months ended June 30, 2001) to certain employees of the Operating Partnership and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and the Operating Partnership's unit incentive plans. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company and units of the Operating Partnership pursuant to the exercise of vested stock and unit options. These loans bear interest equal to the weighted average interest rate of the Operating Partnership at the end of the preceding quarter plus 50 basis points, with five-year interest-only terms, and mature between July 2001 and October 2005. At June 30, 2001, accrued interest in the amount of $650 was outstanding on these loans.

15. SALE OF MARKETABLE SECURITIES:

     During April and May 2001, the Operating Partnership sold certain marketable securities which resulted in a net gain of approximately $6,000.

16. CBHS:

         During the six months ended June 30, 2001, in connection with the bankruptcy proceedings of Charter Behavioral Health Systems ("CBHS"), the former operator of the Behavioral Healthcare Properties, the Operating Partnership collected approximately $6,000 of a $10,000 working capital loan made to CBHS during the year ended December 31, 1999, which is included in Interest and Other Income of $42,541. This amount was previously expensed in 1999 with the recapitalization of CBHS.

         The Operating Partnership sold eight Behavioral Healthcare Properties during the six months ended June 30, 2001. As of June 30, 2001, the Operating Partnership owned 20 Behavioral Healthcare Properties. See "Note 18. Dispositions." The Operating Partnership has entered into contracts or letters of intent to sell seven additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 13 Behavioral Healthcare Properties.

17. JOINT VENTURE ARRANGEMENTS:

FIVE HOUSTON CENTER

         On June 4, 2001, the Operating Partnership entered into a joint venture arrangement with a pension fund advised by JPMorgan Investment Management, Inc. ("JPM") to construct Five Houston Center within the Operating Partnership's Houston Center mixed-use Office Property complex in Houston, Texas. The joint venture is structured such that JPM holds a 75% equity interest, and the Company holds a 25% equity interest, which is accounted for under the equity method. The Operating Partnership contributed approximately $8,500 of land and $12,300 of development costs to the joint venture entity and received $14,800 in net proceeds. In addition, the Operating Partnership will develop, manage and lease the Property on a fee basis. The Class A Office Property, which will consist of 577,000 net rentable square feet, is currently 74% leased.

         During the second quarter of 2001, the joint venture entity obtained an $82,500 construction loan, due May 2004, that bears interest at prime plus 100 basis points or LIBOR plus 225 basis points at the discretion of the borrower.

18. DISPOSITIONS:

BEHAVIORAL HEALTHCARE PROPERTIES

         During the six months ended June 30, 2001, the Operating Partnership completed the sale of eight Behavioral Healthcare Properties previously classified as held for disposition. The sales generated approximately $16,447 in net proceeds and a net loss of approximately $461 for the six months ended June 30, 2001. The net proceeds from the sale of the eight Behavioral Healthcare Properties sold during the six months ended June 30, 2001 were used primarily to pay down variable-rate debt.

19. COPI:

         COPI was formed to become a lessee and operator of various assets to be acquired by the Operating Partnership and to perform the intercompany agreement between COPI and the Operating Partnership, pursuant to which each agreed to provide the other with rights to participate in certain transactions.

         In connection with the formation and capitalization of COPI, the Operating Partnership contributed $14,100 to COPI and loaned approximately $35,900 to COPI pursuant to a five-year loan, which bears interest at 12% per annum, is collateralized by a lien on certain assets that COPI now owns or may acquire in the future, and matures in May 2002. Also, in connection with COPI's formation, the Operating Partnership established a $20,400 line of credit, which bears interest at 12% per annum. The line of credit was amended in August 1998 and again in March 1999, which ultimately resulted in a decrease in the amount available to $17,200. In March 1999, the Operating Partnership loaned approximately $19,500 to COPI pursuant to a three-year loan, which bears interest at 9% per annum, and is collateralized by certain assets that COPI now owns or may acquire in the future. In connection with the proposed acquisition by the Operating Partnership of certain assets of COPI, as described below, the Operating Partnership has agreed to defer all principal and interest payments due under the loans to COPI until the earlier of October 31, 2001 or closing of the proposed acquisition. As of June 30, 2001, COPI had approximately $20,000 (including accrued interest of $2,800) and $49,000 (including accrued interest of $5,500) outstanding under the line of credit and term loans, respectively, with the Operating Partnership. In addition, the Operating Partnership has agreed, subject to closing of the proposed acquisition, to cease accruing interest on the loans beginning May 1, 2001. As a result, the Operating Partnership stopped recognizing interest income on the loans as of May 1, 2001. The rent receivable balance at June 30, 2001 was approximately $33,900, of which approximately $26,600 has been deferred until the closing of the proposed acquisition by the Operating Partnership of certain assets of COPI.

         On June 28, 2001, the Operating Partnership entered into a definitive agreement with COPI for the acquisition of COPI's lease interests in the Resort/Hotel Properties and COPI's partnership interests and voting stock in the Residential Land Developments for $78,400 to be paid by a combination of cash and cancellation of rent due and substantially all outstanding debt payable to the Operating Partnership. Not included in the cancellation of debt is a $16,800 note payable to the Operating Partnership related to COPI's 40% ownership interest in AmeriCold Logistics LLC. The acquisition agreement takes advantage of the REIT Modernization Act, legislation which became effective January 1, 2001. The new legislation allows the Operating Partnership, through its subsidiaries, to operate or lease certain of its investments that are currently operated or leased by COPI. Accordingly, as part of the acquisition agreement, the intercompany agreement between the Operating Partnership and COPI will be terminated. The provisions of the acquisition agreement are summarized below.

         The Operating Partnership, through its subsidiaries, will purchase from
COPI:

o COPI's Resort/Hotel lease interests, including the lease interests of Sonoma Mission Inn & Spa, Ventana Inn & Spa, Hyatt Regency Beaver Creek, Canyon Ranch-Tucson, Canyon Ranch-Lenox, Denver Marriott City Center, Hyatt Regency Albuquerque and Renaissance Houston for $37,800. As a result of the purchase, the Company will receive 100% of the net cash flow from the Resort/Hotel operations.

o COPI's 52.5% partnership interest in the operator of The Woodlands, The Woodlands Operating Company, L.P., 100% of the voting common stock of Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and Crescent Resort Development, Inc. (formerly Crescent Development Management Corp.) and other assets for $40,600. As a result of the purchase, the Company will gain control of the residential development corporations and obtain the 5% to 10% economic interests in the residential development projects currently held by COPI.

         In a related transaction, the Operating Partnership agreed to acquire a $10,000 preferred interest in Crescent Machinery, Inc. ("Crescent Machinery"), a wholly-owned subsidiary of COPI. The Operating Partnership also agreed to invest in SunTx Fulcrum Fund, L.P. ("SunTx"), a Dallas-based private equity opportunity fund committed to acquire a preferred interest in Crescent Machinery. As a limited partner of SunTx, the Company is committed to contribute up to $19,000 over a period of up to five years.

         The closings of these transactions are contingent upon approval by the shareholders of COPI and the satisfaction of other closing conditions.

20. BROADBAND:

         The Operating Partnership has an equity investment in Broadband Office, Inc. ("Broadband"), a facilities-based provider of broadband data, video and voice communication services delivered over fiber optic networks; and related entities. In May 2001, Broadband filed for Chapter 11 bankruptcy protection. As of June 30, 2001, the Operating Partnership's investment in Broadband was approximately $7,200. Yipes Communications Group, Inc. ("Yipes"), another telecom provider, has received approval from the federal bankruptcy court to acquire certain rights formerly owned by Broadband. In addition, Yipes has executed agreements with nine major real estate entities, including the Operating Partnership, to assume telecom licensing agreements, in modified formats. As part of this transaction, the Operating Partnership expects to acquire ownership of certain assets previously owned by Broadband in consideration for conveyance of its equity interest in Broadband. Therefore, Broadband's bankruptcy did not have a material effect on the Operating Partnership's financial statements at June 30, 2001.

21.  SUBSEQUENT EVENTS:

JOINT VENTURE ARRANGEMENTS

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Operating Partnership entered into a joint venture arrangement with an affiliate of General Electric Pension Fund, ("GE") for two Office Properties, Four Westlake Park in Houston, Texas and Bank One Tower in Austin, Texas. The joint venture is structured such that GE holds an 80% equity interest in each of Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Office Property located in downtown Austin. The Operating Partnership continues to hold the remaining 20% equity interest which will be accounted for under the equity method. In addition, the Operating Partnership will manage and lease the Properties on a fee basis. The joint venture generated approximately $120,000 in net proceeds to the Operating Partnership, including distributions to the Operating Partnership resulting from mortgage financing at the joint venture level.

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

              o The Operating Partnership's inability to consummate the proposed transaction with COPI;

              o The Operating Partnership's inability to close anticipated sales of assets;

              o Adverse changes in real estate conditions (including rental rates and competition from other properties and new development of competing properties or a general downturn in the economy);

              o Adverse changes in conditions in the resort/business-class hotel markets or in the market for residential land or luxury residences, which include single-family homes, townhomes and condominiums (including a general downturn in the economy);

              o Adverse change in conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy which may further jeopardize the ability of the Operating Partnership's tenant to pay all rent due to the Operating Partnership;

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

         The following sections include information for each of the Operating Partnership's investment segments for the six months ended June 30, 2001.

OFFICE SEGMENT

         As of June 30, 2001, the Operating Partnership owned 79 Office Properties.

         The following table shows the same-store net operating income growth for the approximately 27.1 million square feet of Office Property space owned as of June 30, 2001, which excludes approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Operating Partnership owns a 50% non-controlling interest, and 0.1 million square feet of Office Property space at Avallon IV, which was completed during the six months ended June 30, 2001.

                                     FOR THE THREE MONTHS ENDED JUNE 30,                  FOR THE SIX MONTHS ENDED JUNE 30,
                             --------------------------------------------------   --------------------------------------------------
                                                                   PERCENTAGE/                                          PERCENTAGE/
                                  2001              2000         POINT INCREASE        2001              2000         POINT INCREASE
                             --------------    --------------    --------------   --------------    --------------    --------------
(DOLLARS IN MILLIONS)
Same-store Revenues          $        151.3    $        139.6             8.4 %   $        299.4    $        276.9             8.1 %
Same-store Expenses                   (67.3)            (61.5)            9.4 %           (134.0)           (123.8)            8.2 %
                             --------------    --------------                     --------------    --------------
Net Operating Income         $         84.0    $         78.1             7.6 %   $        165.4    $        153.1             8.0 %
                             ==============    ==============                     ==============    ==============

Weighted Average Occupancy           93.1 %            92.0 %           1.1 pts           93.1 %            91.5 %           1.6 pts

         The following table shows renewed or re-leased leasing activity and the percentage increase of signed leasing rates compared to expiring leasing rates at the Operating Partnership's Office Properties owned as of June 30, 2001.

                                       FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                ------------------------------------------------------
                                       SIGNED               EXPIRING        PERCENTAGE
                                       LEASES                LEASES          INCREASE
                                --------------------   ------------------   ----------

Renewed or Re-leased (1)         443,000 sq. ft.                   N/A           N/A
Weighted average full-
     service rental rate (2)      $24.50 per sq. ft.   $20.05 per sq. ft.      22.2%
FFO annual net effective
     rental rate (3)              $15.46 per sq. ft.   $10.95 per sq. ft.      41.2%

                                        FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                ------------------------------------------------------
                                       SIGNED               EXPIRING        PERCENTAGE
                                       LEASES                LEASES          INCREASE
                                --------------------   ------------------   ----------

Renewed or Re-leased (1)         814,000 sq. ft.              N/A              N/A
Weighted average full-
     service rental rate (2)      $23.83 per sq. ft.   $20.37 per sq. ft.     17.0%
FFO annual net effective
     rental rate (3)              $14.61 per sq. ft.   $11.14 per sq. ft.     31.1%

----------
(1)  All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

RESORT/HOTEL SEGMENT

         As of June 30, 2001, the Operating Partnership owned nine Resort/Hotel Properties.

         The following table shows weighted average occupancy, average daily rate and revenue per available room/guest night for the nine Resort/Hotel Properties for the three and six months ended June 30, 2001 and 2000.

                                              FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                 ENDED JUNE 30,                      ENDED JUNE 30,
                                        --------------------------------    --------------------------------
                                                             PERCENTAGE/                         PERCENTAGE/
                                                                POINT                               POINT
                                                             (DECREASE)                          (DECREASE)
                                         2001     2000(1)     INCREASE       2001     2000 (1)    INCREASE
                                        -------   -------    -----------    -------   -------    -----------

Weighted average occupancy                   70%       78%      (8)pts           72%       78%      (6)pts
Average daily rate                      $   247   $   231        7%         $   261   $   244        7%
Revenue per available room/guest night  $   170   $   179       (5)%        $   187   $   188       (1)%

----------

(1)  Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
     2000.

         The following table shows Resort/Hotel Property same-store rental income for the three and six months ended June 30, 2001 and 2000, for the nine Resort/Hotel Properties owned during both of these periods. Rental income includes weighted average base rent with scheduled rent increases that would be taken into account under GAAP, and percentage rent.

                                           FOR THE THREE MONTHS                      FOR THE SIX MONTHS
                                              ENDED JUNE 30,                           ENDED JUNE 30,
                                  -------------------------------------    -------------------------------------
                                                             PERCENTAGE
                                                             (DECREASE)                               PERCENTAGE
                                     2001        2000         INCREASE        2001        2000         INCREASE
                                  ----------  ----------     ----------    ----------  ---------      ----------
(DOLLARS IN THOUSANDS)
Upscale Business-Class Hotels     $    6,105  $    6,298(1)     (3)%       $   11,929  $    11,661(1)      2%
Destination Resort Properties          9,044       8,880         2             18,193       17,773         2
                                  ----------  ----------                   ----------  -----------
All Resort/Hotel Properties       $   15,149  $   15,178(1)     (0)%       $   30,122  $    29,434(1)      2%
                                  ==========  ==========                   ==========  ===========

----------

(1) Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
    2000.

INVESTMENT PARTNERSHIP

         In February 2000, the Operating Partnership entered into an agreement with Sanjay Varma, a former senior executive officer of the Operating Partnership, to form an investment partnership, which will seek destination resort properties and resort/hotel properties to acquire and manage under the "Sonoma Spa Resorts" brand and concept. The Operating Partnership and Mr. Varma acquired a 93% and a 7% interest, respectively, in this new partnership. Mr. Varma also established a management company, which has contracted with COPI to manage either the property or assets of the Operating Partnership's existing portfolio of Resort/Hotel Properties (excluding the Canyon Ranch resorts and the Hyatt Regency Beaver Creek), in addition to new properties the investment partnership acquires. During the first quarter of 2001, the Operating Partnership reduced its non-voting interest in this management company to 10% to comply with the REIT Modernization Act, which became effective January 1, 2001.

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

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.

                                    FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                       ENDED JUNE 30,               ENDED JUNE 30,
                                 -------------------------     ---------------------------
                                     2001         2000            2001           2000
                                 -----------   -----------     -----------   -------------
(DOLLARS IN THOUSANDS)
Residential lot sales              483           449             864           1,012
Average sales price per lot      $  86         $  44           $  78         $    45
Commercial land sales               74 acres       6 acres        77 acres        27 acres
Average sales price per acre     $ 324         $ 428           $ 329         $   338

o Average sales price per lot increased by $33, or 73%, due to a product mix of higher priced lots from the Carlton Woods development in the six months ended June 30, 2001, compared to the same period in 2000. The number of lots sold decreased to 864 lots for the six months ended June 30, 2001, as compared to 1,012 lots for the same period in 2000, due to the higher priced product mix of lots available for sale.

o Future buildout of The Woodlands is estimated at approximately 12,700 residential lots and approximately 1,700 acres of commercial land, of which approximately 1,300 residential lots and 1,100 acres are currently in inventory.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

         The following table shows residential lot sales at an average price per lot.

                                 FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                    ENDED JUNE 30,         ENDED JUNE 30,
                                 --------------------   --------------------
                                   2001        2000       2001        2000
                                 --------    --------   --------    --------
(DOLLARS IN THOUSANDS)
Residential lot sales                  23          73         42         117
Average sales price per lot(1)   $  1,029    $    635   $    841    $    597

----------

(1)   Including equity golf memberships.

o With the higher priced residential lots being completed during the latter phases of development at Desert Mountain, the average sales price per lot increased by $244, or 41%, for the six months ended June 30, 2001, as compared to the same period in 2000. The number of lot sales decreased to 42 lots for the six months ended June 30, 2001, as compared to 117 lots for the same period in 2000. Management believes that the decrease in the number of lot sales is due to the slowing economy and the change to a higher priced product mix of lots available for sale.

o Approved future buildout of Desert Mountain is estimated to be in excess of 500 residential lots, of which approximately 174 are currently in inventory.

Crescent Resort Development, Inc., formerly Crescent Development Management Corp., ("CDMC"), Beaver Creek, Colorado:

         The following table shows total active projects, residential lot and residential unit sales and average sales price per lot and unit.

                                           FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                              ENDED JUNE 30,        ENDED JUNE 30,
                                           --------------------   ------------------
                                             2001        2000       2001      2000
                                           --------    --------   --------  --------
(DOLLARS IN THOUSANDS)
Active projects                                  12          13         12        13
Residential lot sales                            72          21         74        26
Residential unit sales:
    Townhome sales                                4          --          8         2
    Single-family home sales                     --           3         --         4
    Condominium sales                             3           5         12         6
Average sales price per residential lot    $     48    $    182   $     54  $    175
Average sales price per residential unit   $  1,700    $  1,500   $  1,500  $  1,600

o Average sales price per lot decreased by $121, or 69%, due to a lower priced product mix sold in the second quarter at Eagle Ranch and Riverbend during the six months ended June 30, 2001, as compared to the same period in 2000.

o On September 22, 2000, CDMC closed a joint-venture arrangement with Booth Creek Ski Holdings, Inc., owner of the Northstar-at-Tahoe resort, a premier, up-scale ski resort located in North Lake Tahoe, California. The development is expected to span ten years and to include an enhanced core village with new restaurants and retail shops, hotels and spas, and an extensive residential product mix of over 2,000 condominium and townhome units. As of June 30, 2001, the Operating Partnership had made capital contributions to CDMC of $53,300 with a total expected investment by the Operating Partnership of approximately $75,000 over the life of the project. CDMC expects pre-sales to commence in the second quarter of 2002.

Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas:

         The following table shows residential lot sales at an average price per lot.

                               FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                  ENDED JUNE 30,          ENDED JUNE 30,
                               --------------------    --------------------
                                 2001        2000        2001        2000
                               --------    --------    --------    --------
(DOLLARS IN THOUSANDS)
Residential lot sales                13           8          15          19
Average sales price per lot    $     85    $    107    $     82    $     96

o The number of lots sold decreased by four lots for the six months ended June 30, 2001, as compared to the same period in 2000, due to the completion of development and the decreased number of remaining lots to be sold.

o Decrease in average sales price per lot between years is due to a change in product mix.

Houston Area Development Corp. ("Houston Area Development"), Houston, Texas:

         The following table shows residential lot sales at an average price per lot.

                               FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                  ENDED JUNE 30,          ENDED JUNE 30,
                               --------------------    --------------------
                                 2001        2000        2001        2000
                               --------    --------    --------    --------
(DOLLARS IN THOUSANDS)
Residential lot sales                37          56          86         111
Average sales price per lot    $     33    $     26    $     29    $     27

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of June 30, 2001, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, LLC ("AmeriCold Logistics"), which is owned 60% by Vornado Operating, L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no interest in AmeriCold Logistics.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent which totaled $28.3 million (of which the Operating Partnership's portion is $11.2 million) is required to be paid from March 11, 2002 to December 31, 2003.

         Management believes that earnings before interest, taxes, depreciation and amortization and rent ("EBITDAR") is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics. The following table shows EBITDAR and lease payment for AmeriCold Logistics for the six months ended June 30, 2001.

                                     FOR THE SIX
                                    MONTHS ENDED
                                      JUNE 30,
                                        2001
                               ---------------------
                               (DOLLARS IN MILLIONS)

EBITDAR(1)                             $ 61
Lease Payment(2)                       $ 66

----------

(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

(2) Represents the base rent and percentage rent obligation (excluding the effect of straight-lining rents) of AmeriCold Logistics.

         AmeriCold Logistics' same-store EBITDAR declined 14% and 12% for the three and six months ended June 30, 2001 compared to the same periods in 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns. As a result, AmeriCold Logistics elected to defer $3.9 million of rent in the second quarter of 2001 of which the Operating Partnership's share was $1.6 million.

                                                DEFERRED RENT           VALUATION ALLOWANCE
                                          ------------------------    -----------------------
                                                       OPERATING                 OPERATING
                                                     PARTNERSHIP'S              PARTNERSHIP'S
                                           TOTAL        PORTION        TOTAL       PORTION
                                          -------    -------------    -------   -------------
      (DOLLARS IN MILLIONS)

Balance at December 31, 2000              $  24.4       $   9.6       $  16.3      $   6.5
For the six months ended June 30, 2001        3.9           1.6           3.9          1.6
                                          -------       -------       -------      -------
Total                                     $  28.3       $  11.2       $  20.2      $   8.1
                                          =======       =======       =======      =======

         The Temperature-Controlled Logistics Corporation completed the acquisition of one facility in the first quarter of 2001 for $10.0 million, and expects to complete the construction of one facility in the third quarter of 2001 for $15.2 million, representing in aggregate approximately 8.5 million cubic feet (0.2 million square feet).

                              RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's financial data as a percentage of total revenues for the three and six months ended June 30, 2001 and 2000 and the variance in dollars between the three and six months ended June 30, 2001 and 2000. See "Note 6. Segment Reporting" included in "Item 1. Financial Statements" for financial information about investment segments.

                                           FINANCIAL DATA AS A PERCENTAGE OF TOTAL REVENUES
                                           ------------------------------------------------
                                            FOR THE THREE MONTHS       FOR THE SIX MONTHS      TOTAL VARIANCE IN DOLLARS BETWEEN THE
                                               ENDED JUNE 30,             ENDED JUNE 30,         THREE MONTHS           SIX MONTHS
                                           ---------------------      ---------------------     ENDED JUNE 30,        ENDED JUNE 30,
                                             2001         2000          2001         2000       2001 AND 2000         2001 AND 2000
                                           --------     --------      --------     --------     -------------         -------------
Revenues:
   Office properties                           79.0%        84.2%         80.6%        84.5%    $         9.0         $        13.8
   Resort/Hotel properties                      8.1         10.6           8.3         10.3              (2.4)                 (3.9)
   Interest and other income                   12.9          5.2          11.1          5.2              16.4                  24.1
                                           --------     --------      --------     --------     -------------         -------------
     TOTAL REVENUES                           100.0%       100.0%        100.0%       100.0%    $        23.0         $        34.0
                                           --------     --------      --------     --------     -------------         -------------

EXPENSES:
   Operating expenses                          34.1%        35.4%         34.8%        36.3%    $         5.6         $         7.1
   Corporate general and administrative         3.5          2.3           3.2          2.6               2.8                   2.9
   Interest expense                            23.6         29.6          24.5         29.7              (5.0)                 (9.8)
   Amortization of deferred financing costs     1.2          1.3           1.2          1.3                --                    --
   Depreciation and amortization               15.4         18.1          15.9         17.8              (1.1)                 (1.4)
   Impairment and other charges related to
      real estate assets                        6.7           --           4.0           --              13.2                  15.3
                                           --------     --------      --------     --------     -------------         -------------
     TOTAL EXPENSES                            84.5%        86.7%         83.6%        87.7%    $        15.5         $        14.1
                                           --------     --------      --------     --------     -------------         -------------
OPERATING INCOME                               15.5%        13.3%         16.4%        12.3%    $         7.5         $        19.9

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
     companies:
     Office properties                          0.6%         0.2%          0.6%         0.9%    $         0.8         $        (0.8)
     Residential development properties         4.9          6.7           5.3          6.3              (2.0)                 (1.8)
     Temperature-controlled logistics
        properties                              0.8          0.1           1.1          1.2               1.4                   0.2
     Other                                     (0.3)         1.8           0.3          1.5              (3.6)                 (4.1)
                                           --------     --------      --------     --------     -------------         -------------
     TOTAL EQUITY IN NET INCOME FROM
       UNCONSOLIDATED COMPANIES:                6.0%         8.8%          7.3%         9.9%    $        (3.4)        $        (6.5)

   (Loss) Gain on property sales, net          (0.3)         3.4          (0.1)         8.2              (6.8)                (29.2)

                                           --------     --------      --------     --------     -------------         -------------
     TOTAL OTHER INCOME AND EXPENSE             5.7%        12.2%          7.2%        18.1%    $       (10.2)        $       (35.7)
                                           --------     --------      --------     --------     -------------         -------------

INCOME BEFORE MINORITY INTERESTS
   AND EXTRAORDINARY ITEM                      21.2%        25.5%         23.6%        30.4%    $        (2.7)        $       (15.8)

   Minority interests                          (2.6)        (2.2)         (2.8)        (1.3)             (1.2)                 (6.3)
                                           --------     --------      --------     --------     -------------         -------------

NET INCOME BEFORE EXTRAORDINARY ITEM           18.6%        23.3%         20.8%        29.1%    $        (3.9)        $       (22.1)

   Extraordinary item - extinguishment
      of debt                                  (6.2)          --          (3.2)        (1.3)            (12.2)                 (7.8)
                                           --------     --------      --------     --------     -------------         -------------

NET INCOME                                     12.4%        23.3%         17.6%        27.8%    $       (16.1)        $       (29.9)

   6 3/4% Series A Preferred Share
      distributions                            (1.7)        (1.9)         (1.7)        (1.9)               --                    --
   Share repurchase agreement return             --         (0.4)           --         (0.8)              0.7                   2.8
                                           --------     --------      --------     --------     -------------         -------------


NET INCOME AVAILABLE TO PARTNERS               10.7%        21.0%         15.9%        25.1%    $       (15.4)        $       (27.1)
                                           ========     ========      ========     ========     =============         =============

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000

REVENUES

         Total revenues increased $23.0 million, or 13.1%, to $198.2 million for the three months ended June 30, 2001, as compared to $175.2 million for the three months ended June 30, 2000. The components of the increase in total revenues are discussed below.

         The increase in Office Property revenues of $9.0 million, or 6.1%, for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, is attributable to:

              o increased revenues of $11.1 million from the 79 Office Properties and three retail properties owned as of June 30, 2001, primarily as a result of increased weighted average full-service rental rates, increased average occupancy rates and increased operating expense recoveries due to increased operating expenses at these Properties; and

              o increased revenues of $1.0 million from incremental lease termination fees; partially offset by

              o decreased revenues of $3.1 million due to the disposition of five Office Properties during the second and third quarters of 2000.

         Interest and other income increased $16.4 million, or 178.1%, primarily due to:

              o increased interest of $8.0 million as a result of interest earned on a loan between the Operating Partnership and a wholly-owned subsidiary of the Company in connection with the repurchase of 14,468,623 common shares of the Company;

              o net increase of $2.3 million partially attributable to the collection of $5.0 million from CBHS on a working capital loan that was previously expensed in conjunction with the recapitalization of CBHS, compared with $3.2 million of base rent collected in the second quarter of 2000;

              o   gain recognized on marketable securities of $6.0 million; and

              o development fee and lease commission revenue from Five Houston Center of $1.7 million; partially offset by

              o decreased interest of $1.0 million recorded on COPI notes as a result of the loan amendments entered into with COPI on June 28, 2001.

         The decrease in Resort/Hotel Property revenues of $2.4 million, or 13.0%, for the three months ended June 30 2001, as compared to the three months ended June 30, 2000, is attributable to decreased revenues from the business-class hotels of $2.3 million, due to the disposition of the Four Seasons Hotel - Houston during 2000.

EXPENSES

         Total expenses increased $15.5 million, or 10.2%, to $167.4 million for the three months ended June 30, 2001, as compared to $151.9 million for the three months ended June 30, 2000. The primary components of the increase in total expenses are discussed below.

         The increase in Office Property operating expenses of $5.6 million, or 9.0%, for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, is attributable to:

              o increased expenses of $6.9 million from the 79 Office Properties and three retail properties owned as of June 30, 2001, primarily as a result of increased rates for electricity and increased property taxes during the three months ended June 30, 2001, as compared to the same period in 2000; partially offset by

              o decreased expenses of $1.3 million due to the disposition of five Office Properties during the second and third quarters of 2000.

         The increase in corporate general and administrative expenses of $2.8 million, or 68.3%, is primarily due to additional personnel, technology initiatives and employee retention programs.

         An additional increase in expenses of $13.2 million is due to the impairment related to Behavioral Healthcare Properties of $1.2 million and the impairment of $12.0 million due to the conversion of the Operating Partnership's preferred interest in Metropolitan Partners, LLC ("Metropolitan") into common shares of Reckson Associates Realty Corp. ("Reckson") during the three months ended June 30, 2001.

         The decrease in interest expense of $5.0 million, or 9.7%, for the three months ended June 30, 2001, as compared to the same period in 2000, is attributable to a decrease in the average debt balance of $110.0 million, or $2.0 million of interest expense combined with a decrease in the weighted average interest rate of 0.45%, or $3.0 million of interest expense.

OTHER INCOME

         Other income decreased $10.2 million, or 47.7%, to $11.2 million for the three months ended June 30, 2001, as compared to $21.4 million for the three months ended June 30, 2000. The components of the decrease in other income are discussed below.

         The decrease in equity in net income of unconsolidated companies of $3.4 million, or 22.2%, for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, is primarily attributable to:

              o a decrease in equity in net income of unconsolidated Residential Development Properties of $2.0 million, or 17.1%, primarily attributable to lower lot sales at Desert Mountain during the three months ended June 30, 2001 resulting in a decrease of $7.6 million; partially offset by higher commercial acreage sales at The Woodlands resulting in an increase of $6.2 million; and

              o a decrease in equity in net income of other unconsolidated Properties of $3.6 million, or 120%, primarily attributable to the $1.9 million impairment of an investment in Empori combined with lower earnings from DBL Holdings, Inc. due to an approximate $10.0 million return of investment received in March 2001; partially offset by

              o an increase in equity in net income of the unconsolidated Office Properties of $0.8 million, or 200%, primarily attributable to lower interest expense at one of the unconsolidated Office Properties.

         The decrease in net gain on property sales of $6.8 million, or 111.5%, is attributable to a decrease in the number of Properties sold during the three months ended June 30, 2001, as compared to the same period in 2000.

EXTRAORDINARY ITEM

         The increase in extraordinary items of $12.2 million is attributable to the write-off of deferred financing costs related to the early extinguishment of the UBS Facility in May 2001.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000

REVENUES

         Total revenues increased $34.0 million, or 9.7%, to $385.0 million for the six months ended June 30, 2001, as compared to $351.0 million for the six months ended June 30, 2000. The components of the increase in total revenues are discussed below.

         The increase in Office Property revenues of $13.8 million, or 4.7%, for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, is attributable to:

              o increased revenues of $23.0 million from the 79 Office Properties and three retail properties owned as of June 30, 2001, primarily as a result of increased weighted average full-service rental rates, increased average occupancy rates and increased operating expense recoveries due to increased operating expenses at these Properties; and

              o increased revenues of $2.4 million from lease termination fees and other Office Property revenues; partially offset by

              o decreased revenues of $11.6 million due to the disposition of 11 Office Properties and four retail properties during 2000.

         Interest and other income increased $24.1 million, or 131.0%, primarily due to;

              o increased interest of $16.0 million as a result of interest earned on a loan between the Operating Partnership and a wholly-owned subsidiary of the Company in connection with the repurchase of 14,468,623 common shares of the Company;

              o net increase of $0.6 million due to the collection of $6.0 million from CBHS on a working capital loan that was previously expensed in conjunction with the recapitalization of CBHS, compared with $5.4 million of base rent collected in the six months ended June 30, 2000;

              o   gain recognized on marketable securities of $6.0 million; and

              o development fee and lease commission revenue from Five Houston Center of $1.7 million.

         The decrease in Resort/Hotel Property revenues of $3.9 million, or 10.8%, for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, is attributable to decreased revenues from the business-class hotels of $4.7 million due to the disposition of the Four Seasons Hotel - Houston during 2000, which was partially offset by increased revenues at the destination resort properties of $0.8 million.

EXPENSES

         Total expenses increased $14.1 million, or 4.6%, to $321.9 million for the six months ended June 30, 2001, as compared to $307.8 million for the six months ended June 30, 2000. The primary components of the increase in total expenses are discussed below.

         The increase in Office Property operating expenses of $7.1 million, or 5.6%, for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, is attributable to:

              o increased expenses of $12.5 million from the 79 Office Properties and three retail properties owned as of June 30, 2001, primarily as a result of increased rates for electricity, and increased property taxes during the six months ended June 30, 2001, as compared to the same period in 2000; partially offset by

              o decreased expenses of $5.4 million due to the disposition of 11 Office Properties and four retail properties during 2000.

         The increase in corporate general and administrative expenses of $2.9 million, or 31.2%, is primarily due to additional personnel, technology initiatives and employee retention programs.

         An additional increase in expenses of $15.3 million is primarily due to the impairment related to the Behavioral Healthcare Properties of $3.5 million and the impairment of $12.0 million due to the conversion of the Operating Partnership's preferred interest in Metropolitan into common shares of Reckson during the six months ended June 30, 2001.

         The decrease in interest expense of $9.8 million, or 9.4%, for the six months ended June 30, 2001, as compared to the same period in 2000, is primarily attributable to a decrease in the average debt balance of $157.0 million, or $6.3 million of interest expense, combined with a decrease in the weighted average interest rate of 0.27%, or $3.2 million of interest expense.

OTHER INCOME

         Other income decreased $35.7 million, or 56.0%, to $27.9 million for the six months ended June 30, 2001, as compared to $63.6 million for the six months ended June 30, 2000. The components of the decrease in other income are discussed below.

         The decrease in equity in net income of unconsolidated companies of $6.5 million, or 18.7%, for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, is primarily attributable to:

              o a decrease in equity in net income of the Residential Development Properties of $1.8 million, or 8.1%, primarily attributable to lower lot sales at Desert Mountain during the six months ended June 30, 2001 resulting in a decrease of $8.5 million; partially offset by higher commercial acreage sales at The Woodlands resulting in an increase of $6.2 million; and

              o a decrease in equity in net income of other unconsolidated companies of $4.1 million, or 77.4%, primarily due to the $1.9 million impairment of an investment in Empori combined with lower earnings from DBL Holdings, Inc. due to an approximate $10.0 million return of investment received in March 2001.

         The decrease in net gain on property sales of $29.2 million, or 101.4%, is attributable to a decrease in the number of Properties sold during the six months ended June 30, 2001, as compared to the same period in 2000.

EXTRAORDINARY ITEMS

         The increase in extraordinary items of $7.8 million, or 177.3%, is attributable to the write-off of deferred financing costs related to the early extinguishment of the UBS Facility in 2001 of $10.8 million compared with the write-off of deferred financing costs related to the early extinguishment of the BankBoston Facility in 2000 of $3.9 million.

                         LIQUIDITY AND CAPITAL RESOURCES

                                                 JUNE 30,
                                                   2001
                                               -------------
                                               (in millions)

Cash Provided by Operating Activities          $       133.5
Cash Used in Investing Activities                      (68.8)
Cash Used in Financing Activities                      (80.8)
                                               -------------
Decrease in Cash and Cash Equivalents          $       (16.1)
Cash and Cash Equivalents Beginning of Period           38.6
                                               -------------
Cash and Cash Equivalents End of Period        $        22.5
                                               =============

OPERATING ACTIVITIES

         The Operating Partnership's cash provided by operating activities of $133.5 million is attributable to $142.2 million from Property operations, partially offset by $8.7 million representing equity in earnings in excess of distributions received from unconsolidated Residential Development Properties.

INVESTING ACTIVITIES

         The Operating Partnership's use of cash for investing activities of $68.8 million is attributable to:

              o $57.5 million of additional investment in unconsolidated companies, consisting primarily of investments in (i) the upscale Residential Development Properties of $50.8 million, primarily as a result of CDMC's investment in the Northstar-at-Tahoe resort, (ii) Temperature-Controlled Logistics Properties of $5.6 million and (iii) other unconsolidated companies of $0.8 million;

              o $21.7 million for the development of investment properties, including development of Office Properties and expansions and renovations at the Resort/Hotel Properties;

              o $22.3 million for recurring and non-recurring tenant improvement and leasing costs for the Office Properties;

              o $18.4 million for capital expenditures on rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties; and

              o a $13.7 million increase in notes receivable, primarily as a result of interest accrued in 2001 of approximately $10.0 million related to the loans to AmeriCold Logistics.

         The Operating Partnership's use of cash for investing activities is partially offset by:

              o $27.8 million from return of investment in unconsolidated Office Properties, Residential Development Properties and other unconsolidated companies;

              o $17.6 million of net sales proceeds primarily attributable to the disposition of Behavioral Healthcare Properties;

              o   $16.3 million of proceeds from joint venture partner; and

              o a $3.1 million decrease in restricted cash and cash equivalents, primarily due to escrow deposits for capital expenditures during the second quarter of 2001.

FINANCING ACTIVITIES

         The Operating Partnership's use of cash for financing activities of $80.8 million is primarily attributable to:

              o   net repayment of the UBS Facility of $553.4 million;

              o   distributions to unitholders of $149.7 million;

              o repayment and retirement of the iStar Financial Note of $97.1 million;

              o   debt financing costs of $14.8 million;

              o net capital distributions to joint venture partners of $12.6 million, primarily due to distributions of $11.2 million to joint venture preferred equity partners; and

              o   distributions to preferred shareholders of $6.8 million.

         The use of cash for financing activities is partially offset by:

              o   net borrowings under the Fleet Facility of $370.0 million;

              o proceeds from notes payable of $381.2 million, primarily attributable to the debt refinancing; and

              o proceeds from capital contributions to the Operating Partnership of $5.0 million.

JOINT VENTURE ARRANGEMENTS

Five Houston Center

         On June 4, 2001, the Operating Partnership entered into a joint venture arrangement with a pension fund advised by JPMorgan Investment Management, Inc. ("JPM") to construct Five Houston Center within the Operating Partnership's Houston Center mixed-use Office Property complex in Houston, Texas. The joint venture is structured such that JPM holds a 75% equity interest, and the Operating Partnership holds a 25% equity interest, which is accounted for under the equity method. The Operating Partnership contributed approximately $8.5 million of land and $12.3 million of development costs to the joint venture entity and received $14.8 million in net proceeds. In addition, the Operating Partnership will develop, manage and lease the Property on a fee basis. The Class A Office Property, which will consist of 577,000 net rentable square feet, is currently 74% leased.

         During the second quarter of 2001, the joint venture entity obtained an $82.5 million construction loan, due May 2004, that bears interest at prime plus 100 basis points or LIBOR plus 225 basis points at the discretion of the borrower.

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Operating Partnership entered into a joint venture arrangement with an affiliate of General Electric Pension Fund ("GE") for two Office Properties, Four Westlake Park in Houston, Texas and Bank One Tower in Austin, Texas. The joint venture is structured such that GE holds an 80% equity interest in each of Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Office Property located in downtown Austin. The Operating Partnership continues to hold the remaining 20% equity interest which will be accounted for under the equity method. In addition, the Operating Partnership will manage and lease the Properties on a fee basis. The joint venture generated approximately $120.0 million in net proceeds to the Operating Partnership, including distributions to the Operating Partnership resulting from mortgage financing at the joint venture level.

PROPERTY DISPOSITIONS

Behavioral Healthcare Properties

         During the six months ended June 30, 2001, the Operating Partnership completed the sale of eight Behavioral Healthcare Properties previously classified as held for disposition. The sales generated approximately $16.4 million in net proceeds and a net loss of approximately $0.5 million for the six months ended June 30, 2001. During the six months ended June 30, 2001, the Operating Partnership recognized an impairment loss of $3.5 million on four of the Behavioral Healthcare Properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for these four Properties. The net proceeds from the sale of the eight Behavioral Healthcare Properties sold during the six months ended June 30, 2001 were used primarily to pay down variable-rate debt.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

         As of June 30, 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of June 30, 2001, Funding IX had loaned a total of $281.1 million from the net proceeds from the sale of the Class A Units and a portion of the net proceeds from the sale of one of the Properties held by Funding IX to a wholly-owned subsidiary of the Company which used the proceeds to repurchase 14,468,623 of the Company's outstanding common shares. The note, which is included in Notes Receivable, Net, bears interest based on the dividends paid on the common shares held by the wholly-owned subsidiary of the Company and matures on March 15, 2003. As of June 30, 2001, the rate was approximately 11.3%. The six months ended June 30, 2001 the Operating Partnership recognized interest income of $16.0 million on the note. See "Note 13. Partners' Capital" included in "Item 1. Financial Statements." The repurchased common shares are consolidated as treasury shares in accordance with GAAP in the Company's financial statements. However, these shares are held in a wholly-owned subsidiary of the Company until all the Class A Units are redeemed. Distributions will continue to be paid by the Company on these repurchased common shares and will be used to pay dividends on the Class A Units.

         The Operating Partnership generally will use the proceeds from any joint venture or sale of Property held by Funding IX to redeem the Class A Units.

EMPLOYEE STOCK PURCHASE PLAN

         On June 25, 2001, the shareholders of the Company approved adoption of a new Employee Stock Purchase Plan (the "ESPP"), that is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP provides for the grant of rights to purchase common shares at a discount. The ESPP is not subject to the provisions of ERISA. The ESPP will terminate on May 14, 2011.

         The 1,000,000 common shares that may be issued pursuant to the purchase of common shares under the ESPP will represent less than 0.81% of the Company's outstanding common shares at June 30, 2001. The aggregate fair market value of the 1,000,000 common shares that may be issued under the ESPP is approximately $24.7 million based on the closing price of the common shares on July 25, 2001.

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

         The Company commenced its Share Repurchase Program in March 2000. As of June 30, 2001, the Company had repurchased 14,488,909 common shares at an average price of $19.51 per common share for an aggregate of approximately $282.7 million. As of June 30, 2001, the Company held 14,468,623 of the repurchased common shares in a wholly-owned subsidiary. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above. These common shares are consolidated as treasury shares in accordance with GAAP. However, these shares are held in a wholly-owned subsidiary of the Company until all of the Class A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

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

METROPOLITAN

         On May 24, 2001, the Operating Partnership converted its $85.0 million preferred member interest in Metropolitan into approximately $75.0 million of common stock of Reckson.

COPI

         COPI was formed to become a lessee and operator of various assets to be acquired by the Operating Partnership and to perform the intercompany agreement between COPI and the Operating Partnership, pursuant to which each agreed to provide the other with rights to participate in certain transactions.

         In connection with the formation and capitalization of COPI, the Operating Partnership contributed $14.1 million to COPI and loaned approximately $35.9 million to COPI pursuant to a five-year loan, which bears interest at 12% per annum, is collateralized by a lien on certain assets that COPI now owns or may acquire in the future, and matures in May 2002. Also, in connection with COPI's formation, the Operating Partnership established a $20.4 million line of credit, which bears interest at 12% per annum. The line of credit was amended in August 1998 and again in March 1999, which ultimately resulted in a decrease in the amount available to $17.2 million. In March 1999, the Operating Partnership loaned approximately $19.5 million to COPI pursuant to a three-year loan, which bears interest at 9% per annum, and is collateralized by certain assets that COPI now owns or may acquire in the future. In connection with the proposed acquisition by the Operating Partnership of certain assets of COPI, as described below, the Operating Partnership has agreed to defer all principal and interest payments due under the loans to COPI until the earlier of October 31, 2001 or closing of the proposed acquisition. As of June 30, 2001, COPI had approximately $20.0 million (including accrued interest of $2.8 million) and $49.0 million (including accrued interest of $5.5 million) outstanding under the line of credit and term loans, respectively, with the Operating Partnership. In addition, the Operating Partnership has agreed, subject to closing of the proposed acquisition, to cease accruing interest on the loans beginning May 1, 2001. As a result, the Operating Partnership stopped recognizing interest income on the loans as of

May 1, 2001. The rent receivable balance at June 30, 2001 was approximately $34.0 million, of which approximately $26.6 million had been deferred until the closing of the proposed acquisition by the Operating Partnership of certain assets of COPI.

         On June 28, 2001, the Operating Partnership entered into a definitive agreement with COPI for the acquisition of COPI's lease interests in the Resort/Hotel Properties and COPI's partnership interests and voting stock in the Residential Land Developments for $78.4 million to be paid by a combination of cash and cancellation of rent due and substantially all outstanding debt payable to the Operating Partnership. Not included in the cancellation of debt is a $16.8 million note payable to the Operating Partnership related to COPI's 40% ownership interest in AmeriCold Logistics LLC. The acquisition agreement takes advantage of the REIT Modernization Act, legislation which became effective January 1, 2001. The new legislation allows the Company, through its subsidiaries, to operate or lease certain of its investments that are currently operated or leased by COPI. Accordingly, as part of the acquisition agreement, the intercompany agreement between the Operating Partnership and COPI will be terminated. The provisions of the acquisition agreement are summarized below.

         The Operating Partnership, through its subsidiaries, will purchase from
COPI:

              o COPI's Resort/Hotel lease interests, including the lease interests of Sonoma Mission Inn & Spa, Ventana Inn & Spa, Hyatt Regency Beaver Creek, Canyon Ranch-Tucson, Canyon Ranch-Lenox, Denver Marriott City Center, Hyatt Regency Albuquerque and Renaissance Houston for $37.8 million. As a result of the purchase, the Operating Partnership will receive 100% of the net cash flow from the Resort/Hotel operations.

              o COPI's 52.5% partnership interest in the operator of The Woodlands, The Woodlands Operating Company, L.P., 100% of the voting common stock of Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and Crescent Resort Development, Inc. (formerly Crescent Development Management Corp.) and other assets for $40.6 million. As a result of the purchase, the Company will gain control of the residential development corporations and obtain the 5% to 10% economic interests in the residential development projects currently held by COPI.

         In a related transaction, the Operating Partnership agreed to acquire a $10.0 million preferred interest in Crescent Machinery, Inc. ("Crescent Machinery"), a wholly-owned subsidiary of COPI. The Operating Partnership also agreed to invest in SunTx Fulcrum Fund, L.P. ("SunTx"), a Dallas-based private equity opportunity fund committed to acquire a preferred interest in Crescent Machinery. As a limited partner of SunTx, the Operating Partnership is committed to contribute up to $19.0 million over a period of up to five years.

         The closings of these transactions are contingent upon approval by the shareholders of COPI and the satisfaction of other closing conditions.

BROADBAND

         The Operating Partnership has an equity investment in Broadband Office, Inc. ("Broadband"), a facilities-based provider of broadband data, video and voice communication services delivered over fiber optic networks; and related entities. In May 2001, Broadband filed for Chapter 11 bankruptcy protection. As of June 30, 2001, the Operating Partnership's investment in Broadband was approximately $7.2 million. Yipes Communications Group, Inc. ("Yipes"), another telecom provider, has received approval from the federal bankruptcy court to acquire certain rights formerly owned by Broadband. In addition, Yipes has executed agreements with nine major real estate entities, including the Operating Partnership, to assume telecom licensing agreements, in modified formats. As part of this transaction, the Operating Partnership expects to acquire ownership of certain assets previously owned by Broadband in consideration for conveyance of its equity interest in Broadband.

LIQUIDITY REQUIREMENTS

         As of June 30, 2001, the Operating Partnership had unfunded capital expenditures of approximately $77.2 million relating to expansion, construction, renovation and development projects and other capital investments. The table below specifies the Operating Partnership's total capital expenditures relating to these projects, amounts funded to date, amounts remaining to be funded, and short-term and long-term capital expenditures.

                                                                                                 CAPITAL EXPENDITURES
                                                                                             ----------------------------
(IN MILLIONS)                                  TOTAL          AMOUNT            AMOUNT       SHORT-TERM       LONG-TERM
                                              PROJECT         FUNDED          REMAINING       (NEXT 12          (12+
                 PROJECT                      COST (1)        TO DATE          TO FUND       MONTHS)(2)       MONTHS)(2)
----------------------------------------    ------------    ------------     ------------    ------------    ------------
OFFICE SEGMENT
     Avallon IV(3)                          $       11.8    $      (10.6)    $        1.2    $        1.2    $         --
     Five Houston Center(4)                         29.3            (6.7)            22.6            14.1             8.5
                                            ------------    ------------     ------------    ------------    ------------
        Subtotal                            $       41.1    $      (17.3)    $       23.8    $       15.3    $        8.5

RESORT/HOTEL SEGMENT
     Renaissance Houston Hotel              $       15.5    $      (14.6)    $        0.9    $        0.9    $         --
     Hyatt Regency Beaver Creek                      6.9            (5.9)             1.0             1.0              --
                                            ------------    ------------     ------------    ------------    ------------
        Subtotal                            $       22.4    $      (20.5)    $        1.9    $        1.9    $         --

RESIDENTIAL DEVELOPMENT SEGMENT
     CDMC Northstar-at-Tahoe resort(5)      $       75.0    $      (53.3)    $       21.7    $        8.7    $       13.0
                                            ------------    ------------     ------------    ------------    ------------

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT
     Facility expansion and acquisition     $       10.0    $       (9.2)    $        0.8    $        0.8    $         --
                                            ------------    ------------     ------------    ------------    ------------

OTHER
     Crescent Machinery(6)                  $       10.0    $         --     $       10.0    $       10.0    $         --
     SunTx(6)                                       19.0              --             19.0             5.0            14.0
                                            ------------    ------------     ------------    ------------    ------------
       Subtotal                             $       29.0    $         --     $       29.0    $       15.0    $       14.0
                                            ------------    ------------     ------------    ------------    ------------
TOTAL                                       $      177.5    $     (100.3)    $       77.2    $       41.7    $       35.5
                                            ============    ============     ============    ============    ============

----------

(1)      All amounts are approximate.

(2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.

(3) The construction on Avallon IV was substantially complete on May 15, 2001. The costs remaining primarily represent tenant improvement allowances.

(4)(1) Total estimated cost is approximately $117.2 million. Construction of the planned 27-story, Class A office property of 577,000 net rentable square feet commenced in November 2000, and is expected to be completed in the fourth quarter of 2002. The Property is approximately 74% leased. In June 2001, the Operating Partnership entered into a joint venture arrangement with JPM to construct Five Houston Center. The joint venture is structured such that JPM holds a 75% equity interest, and the Operating Partnership holds a 25% equity interest. The Operating Partnership contributed approximately $8.5 million of land and $12.3 million of development costs to the joint venture entity and received $14.8 million in net proceeds.

(5) See "Residential Development Segment" above for a description of the Operating Partnership's investment in the Northstar-at-Tahoe resort.

(6) These commitments are related to the Operating Partnership's pending transaction with COPI .

         The Operating Partnership expects to fund its short-term capital expenditures of approximately $41.7 million and its obligations for debt that matures during 2001 of approximately $92.3 million, primarily through a combination of long-term construction financing, proceeds received from joint ventures and property sales, redeployment of capital returned from the Residential Development Segment, borrowings under the Fleet Facility and additional or replacement debt financing.

         The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt, additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, and distributions to shareholders and unitholders), primarily through cash flow provided by operating activities. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the

Operating Partnership expects to finance such requirements with available cash, property sales, proceeds received from joint ventures, borrowings under the Fleet Facility or additional debt financing.

         The Operating Partnership expects to fund its long-term capital expenditures of approximately $35.5 million primarily through long-term construction financing and additional borrowings. The Operating Partnership's other long-term liquidity requirements consist primarily of maturities after December 31, 2001, under the Operating Partnership's fixed and variable-rate debt, which totaled approximately $2.3 billion as of June 30, 2001. The Operating Partnership expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives.

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

     o   Joint venture arrangements; and

     o   Issuance of additional unsecured debt.

REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856(c) of the Code. As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of its REIT taxable income to its shareholders.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements existing as of June 30, 2001 are shown below (dollars in thousands).

                                                    INTEREST                                     BALANCE
                                                     RATE AT                                  OUTSTANDING AT
                                     MAXIMUM         JUNE 30,              EXPIRATION            JUNE 30,
       DESCRIPTION(1)               BORROWINGS         2001                   DATE                 2001
--------------------------------    ----------     -----------        --------------------    --------------

SECURED FIXED RATE DEBT:
   JPMorgan Mortgage Note           $  200,000            8.31%           October 2016        $      200,000
   AEGON Partnership Note              272,167            7.53             July 2009                 272,167
   LaSalle Note I                      239,000            7.83            August 2027                239,000
   LaSalle Note II                     161,000            7.79             March 2028                161,000
   CIGNA Note                           63,500            7.47           December 2002                63,500
   Metropolitan Life Note V             38,963            8.49           December 2005                38,963
   Northwestern Life Note               26,000            7.66            January 2003                26,000
   Metropolitan Life Note I              9,084            8.88           September 2001                9,084
   Nomura Funding VI Note                8,260           10.07             July 2020                   8,260
   Woodmen of the World Note             6,371            8.20             April 2009                  6,371
   Rigney Promissory Note                  670            8.50           November 2012                   670
                                    ----------     -----------                                --------------
    Subtotal/Weighted Average       $1,025,015            7.87%                               $    1,025,015
                                    ----------     -----------                                --------------

UNSECURED FIXED RATE DEBT:
   Notes due 2007                   $  250,000            7.50%          September 2007       $      250,000
   Notes due 2002                      150,000            7.00           September 2002              150,000
                                    ----------     -----------                                --------------
    Subtotal/Weighted Average       $  400,000            7.31%                               $      400,000
                                    ----------     -----------                                --------------

SECURED VARIABLE RATE DEBT:
   Fleet Fund I and II Term Loan    $  275,000            7.25%            March 2005         $      275,000
   Deutsche Bank - CMBS Loan           220,000            6.32              May 2004                 220,000
   Deutsche Bank Short-Term Loan        75,000            7.06           September 2001               75,000
                                    ----------     -----------                                --------------
    Subtotal/Weighted Average       $  570,000            6.87%                               $      570,000
                                    ----------     -----------                                --------------


UNSECURED VARIABLE RATE DEBT:
   JPMorgan Loan Sales Facility     $   50,000            5.63%                               $        5,000
   Fleet Facility                      400,000            5.83              May 2004                 370,000
                                    ----------     -----------                                --------------
    Subtotal/Weighted Average       $  450,000            5.83%                               $      375,000
                                    ----------     -----------                                --------------

    TOTAL/WEIGHTED AVERAGE          $2,445,015            7.21%(2)                            $    2,370,015
                                    ==========     ===========                                ==============

----------

(1) For more information regarding the terms of the Operating Partnership's debt financing arrangements, including the amounts payable at maturity for non-amortizing loans, Properties securing the Operating Partnership's secured debt and the method of calculation of the interest rate for the Operating Partnership's variable-rate debt, see "Note 8. Notes Payable and Borrowings under Fleet Facility" included in "Item 1. Financial Statements."

(2) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.61%.

     Below are the aggregate principal amounts due as of June 30, 2001 under the Fleet Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

                        SECURED       UNSECURED        TOTAL
                      -----------    -----------    -----------
(in thousands)
2001                  $    87,293    $     5,000    $    92,293
2002                       73,913        150,000        223,913
2003                       41,059              -         41,059
2004                      236,857        370,000        606,857
2005                      328,863              -        328,863
Thereafter                827,030        250,000      1,077,030
                      -----------    -----------    -----------
                      $ 1,595,015    $   775,000    $ 2,370,015
                      ===========    ===========    ===========

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

         Debt service coverage ratios for a particular period are generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The calculation of the debt service coverage ratio for the Fleet Facility is calculated using the method described above, including certain pro forma adjustments and debt from unconsolidated entities. As of June 30, 2001, the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt.

DEBT REFINANCING AND FLEET FACILITY

         In May 2001, the Operating Partnership (i) repaid and retired the UBS Facility which consisted of the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II; (ii) repaid and retired the iStar Financial Note; and (iii) modified the Fleet Term Note II with proceeds from a $970.0 million debt refinancing.

NEW DEBT RESULTING FROM REFINANCING

                                 MAXIMUM             INTEREST            MATURITY
         DESCRIPTION            BORROWING              RATE                DATE
-----------------------------   ---------   --------------------------   --------
    (dollars in millions)
Fleet Facility                  $400.0(1)   LIBOR + 187.5 basis points   2004(2)
Fleet Fund I and II Term Loan   $275.0      LIBOR + 325 basis points     2005
Deutsche Bank - CMBS Loan       $220.0      LIBOR + 234 basis points     2004(3)
Deutsche Bank Short-Term Loan   $ 75.0      LIBOR + 300 basis points     2001(4)

----------

(1) The $400.0 million Fleet Facility is an unsecured revolving line of credit with an interest rate at June 30, 2001 of 5.83%.

(2)  One-year extension option.

(3)  Two one-year extension options.

(4)  Two six-month extension options.

DEBT REPAID OR MODIFIED BY REFINANCING

                         MAXIMUM            INTEREST           MATURITY       BALANCE
     DESCRIPTION        BORROWING             RATE               DATE     REPAID/MODIFIED
---------------------   ---------   ------------------------   --------   ---------------
(dollars in millions)
UBS Line of Credit      $   300.0   LIBOR + 250 basis points     2003         $ 165.0
UBS Term Loan I         $   146.8   LIBOR + 250 basis points     2003         $ 146.8
UBS Term Loan II        $   326.7   LIBOR + 275 basis points     2004         $ 326.7
Fleet Term Note II      $   200.0   LIBOR + 400 basis points     2003         $ 200.0
iStar Financial Note    $    97.1   LIBOR + 175 basis points     2001         $  97.1

INTEREST RATE CAPS

         In connection with the closing of the Deutsche Bank-CMBS Loan in May 2001, the Operating Partnership entered into a LIBOR interest rate cap struck at 7.16% in the notional amount of $220.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Operating Partnership's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charges to earnings. As the significant terms of these arrangements are substantially the same, the affects of a revaluation of these instruments are expected to substantially offset each other.

CASH FLOW HEDGES

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of June 30, 2001, the Operating Partnership had entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, as amended by SFAS No. 138, which was adopted in the third quarter of 1999.

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements as of June 30, 2001 and additional interest expense for the six months ended June 30, 2001:

                                                       ADDITIONAL
                                                        INTEREST
                                                         EXPENSE
 NOTIONAL     MATURITY   REFERENCE   FAIR MARKET   FOR THE SIX MONTHS
  AMOUNT        DATE       RATE         VALUE      ENDED JUNE 30, 2001
-----------   --------   ---------   -----------   -------------------

$ 200.0         9/1/03     6.183%      $ (6.1)           $ 0.7
$ 200.0         2/4/03      7.11%      $ (8.7)           $ 1.9
$ 100.0(1)     4/18/04      6.76%      $ (5.0)           $ 0.8

----------

(1) Fleet has an option to terminate the agreement at the end of the third year of the agreement. Since Fleet has the option to terminate the cash flow hedge agreement early, any changes in the time value of the cash flow hedge will be recorded through earnings.

         The Operating Partnership has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. The Operating Partnership uses the cumulative approach, as described in DIG Issue E8, to assess effectiveness of the cash flow hedges. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The measurement of hedge ineffectiveness will be based on the cumulative dollar offset method. Under this method, the Operating Partnership will compare the changes in the floating rate leg of each cash flow hedge to the floating rate cash flows of the hedged items. The cash flow hedges are expected to be highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings when the hedged items impact earnings. If any of the cash flow hedges fall outside 80%-125% effectiveness, all changes in the fair value of those cash flow hedges will be recognized in earnings during the current period.

         Over the next twelve months, an estimated $10.1 million will be reclassified from accumulated other comprehensive income to earnings related to the effective portions of the cash flow hedge agreements.

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

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to unitholders for the six months ended June 30, 2001 and 2000 were $149.7 and $146.3 million, respectively.

         An increase or decrease in FFO does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 90% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders of the Company and Operating Partnership's unitholders although not necessarily on a proportionate basis.

         Accordingly, the Operating Partnership believes that to facilitate a clear understanding of the consolidated historical operating results of the Operating Partnership, FFO should be considered in conjunction with the Operating Partnership's net income (loss) and cash flows reported in the consolidated financial statements and notes to the financial statements. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of operating partnerships of REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND UNITS IN THOUSANDS)

                                                        FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                           ENDED JUNE 30,               ENDED JUNE 30,
                                                       -----------------------     -----------------------
                                                          2001          2000          2001          2000
                                                       ---------     ---------     ---------     ---------

Net income                                             $  24,671     $  40,773     $  67,933     $  97,827
Adjustments to reconcile net income to
   funds from operations:
Depreciation and amortization of real estate assets       29,524        30,353        59,019        60,145
Loss (Gain) on property sales, net                           792        (6,126)          462       (28,753)
Impairment and other adjustments related to
   real estate assets                                     14,174            --        15,324            --
Extraordinary item - extinguishment of debt               12,174            --        12,174         4,378
Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies:
     Office Properties                                     2,015         1,790         4,055         1,718
     Residential Development Properties                    3,851        11,144         6,209        15,723
     Temperature-Controlled Logistics Properties           5,507         7,438        11,113        12,889
6 3/4% Series A Preferred Unit distributions              (3,375)       (3,375)       (6,750)       (6,750)
                                                       ---------     ---------     ---------     ---------
Funds from operations(1)                               $  89,333     $  81,997     $ 169,539     $ 157,177
                                                       =========     =========     =========     =========

Investment Segments:
   Office Segment                                      $  91,744     $  87,213     $ 181,897     $ 173,424
   Resort/Hotel Segment                                   16,016        18,346        31,768        35,637
   Residential Development Segment                        13,582        22,861        26,648        37,904
   Temperature-Controlled Logistics Segment                7,139         7,630        15,464        17,117
   Corporate and other adjustments:
     Interest expense                                    (46,833)      (51,836)      (94,281)     (104,086)
     6 3/4% Series A Preferred Unit distributions         (3,375)       (3,375)       (6,750)       (6,750)
     Other(1)(2)                                          17,949         5,240        26,946        13,258
     Corporate general and administrative                 (6,889)       (4,082)      (12,153)       (9,327)
                                                       ---------     ---------     ---------     ---------
Funds from operations(1)                               $  89,333     $  81,997     $ 169,539     $ 157,177
                                                       =========     =========     =========     =========

Basic weighted average units                              68,040        64,709        67,977        66,250
                                                       =========     =========     =========     =========
Diluted weighted average units(4)                         69,096        65,195        68,910        66,584
                                                       =========     =========     =========     =========

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

     The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                   FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                      ENDED JUNE 30,           ENDED JUNE 30,
                                   --------------------     --------------------
(units in thousands)                 2001        2000         2001        2000
                                   --------    --------     --------    --------

Basic weighted average units:        68,040      64,709       67,977      66,250
Add:  Unit options                    1,056         486          933         334
                                   --------    --------     --------    --------
Diluted weighted average units       69,096      65,195       68,910      66,584
                                   ========    ========     ========    ========

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)

                                                                    FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,
                                                                  -----------------------
                                                                    2001          2000
                                                                  ---------     ---------

Funds from operations                                             $ 169,539     $ 157,177
Adjustments:
   Depreciation and amortization of non-real estate assets            1,565         1,102
   Amortization of deferred financing costs                           4,732         2,341
   Gain on undeveloped land                                             (90)           --
   Minority interest in joint ventures profit and depreciation
    and amortization                                                 11,489         8,334
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                          (21,377)      (30,330)
   Change in deferred rent receivable                                (1,651)       (5,846)
   Change in current assets and liabilities                         (33,109)      (28,965)
   Distributions received in excess of earnings from
    unconsolidated companies                                          4,254        12,176
   Equity in earnings in excess of distributions received from
    unconsolidated companies                                         (8,710)       (2,985)
   6 3/4% Series A Preferred Unit distributions                       6,750         6,750
   Non cash compensation                                                 78            39
                                                                  ---------     ---------
Net cash provided by operating activities                         $ 133,470     $ 119,793
                                                                  =========     =========

                                OFFICE PROPERTIES

         As of June 30, 2001, the Operating Partnership owned 79 Office Properties located in 27 metropolitan submarkets in seven states with an aggregate of approximately 28.7 million net rentable square feet. The Operating Partnership's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of June 30, 2001, the Operating Partnership's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 76% of its office portfolio based on total net rentable square feet (40% for Dallas/Fort Worth and 36% for Houston).

OFFICE PROPERTIES TABLES

         The following table shows, as of June 30, 2001, certain information about the Operating Partnership's Office Properties. In the table below "CBD" means central business district.

                                                                                                                         WEIGHTED
                                                                                                                         AVERAGE
                                                                                              NET                      FULL-SERVICE
                                                                                            RENTABLE                   RENTAL RATE
                                            NO. OF                               YEAR         AREA          PERCENT     PER LEASED
         STATE, CITY, PROPERTY            PROPERTIES         SUBMARKET         COMPLETED    (SQ. FT.)       LEASED      SQ. FT.(1)
--------------------------------------    ----------    -------------------    ---------    ---------      ---------   ------------

TEXAS
  DALLAS
    Bank One Center(2)                             1    CBD                         1987     1,530,957            86%   $   23.27
    The Crescent Office Towers                     1    Uptown/Turtle Creek         1985     1,204,670            99(3)     32.00
    Fountain Place                                 1    CBD                         1986     1,200,266            96        19.88
    Trammell Crow Center(4)                        1    CBD                         1984     1,128,331            82(3)     25.16
    Stemmons Place                                 1    Stemmons Freeway            1983       634,381            88        17.46
    Spectrum Center(5)                             1    Far North Dallas            1983       598,250            89        24.01
    Waterside Commons                              1    Las Colinas                 1986       458,739           100        21.03
    125 E. John Carpenter Freeway                  1    Las Colinas                 1982       445,993            90        29.54
    Reverchon Plaza                                1    Uptown/Turtle Creek         1985       374,165            75        21.36
    The Aberdeen                                   1    Far North Dallas            1986       320,629           100        19.40
    MacArthur Center I & II                        1    Las Colinas            1982/1986       294,069            93        23.95
    Stanford Corporate Centre                      1    Far North Dallas            1985       265,507            85        23.90
    12404 Park Central                             1    LBJ Freeway                 1987       239,103           100        22.57
    Palisades Central II                           1    Richardson/Plano            1985       237,731           100        22.79
    3333 Lee Parkway                               1    Uptown/Turtle Creek         1983       233,769            92        22.86
    Liberty Plaza I & II                           1    Far North Dallas       1981/1986       218,813           100        16.49
    The Addison                                    1    Far North Dallas            1981       215,016           100        19.48
    Palisades Central I                            1    Richardson/Plano            1980       180,503           100        21.25
    Greenway II                                    1    Richardson/Plano            1985       154,329           100        24.04
    Greenway I & IA                                2    Richardson/Plano            1983       146,704           100        24.40
    Addison Tower                                  1    Far North Dallas            1987       145,886            97        19.91
    5050 Quorum                                    1    Far North Dallas            1981       133,594            90        19.92
    Cedar Springs Plaza                            1    Uptown/Turtle Creek         1982       110,923            97        19.18
                                          ----------                                        ----------    ----------       ------
      Subtotal/Weighted Average                   24                                        10,472,328            92%      $23.41
                                          ----------                                        ----------    ----------       ------

  FORT WORTH
    Carter Burgess Plaza                           1    CBD                         1982       954,895           94(3)%    $15.94
                                          ----------                                        ----------    ----------       ------

  HOUSTON
    Greenway Plaza Office Portfolio               10    Richmond-Buffalo       1969-1982     4,285,906            92%      $20.21
                                                        Speedway
    Houston Center                                 3    CBD                    1974-1983     2,764,418            97        20.76
    Post Oak Central                               3    West Loop/Galleria     1974-1981     1,277,516            90        19.81
    The Woodlands Office Properties(6)            11    The Woodlands          1980-1996       771,176            99        17.04
    Four Westlake Park                             1    Katy Freeway                1992       561,065           100        20.85
    Three Westlake Park                            1    Katy Freeway                1983       414,206            69        23.04
    1800 West Loop South                           1    West Loop/Galleria          1982       399,777            72(3)     19.41
                                          ----------                                        ----------    ----------       ------
      Subtotal/Weighted Average                   30                                        10,474,064            92%      $20.16
                                          ----------                                        ----------    ----------       ------

                                                                                                                         WEIGHTED
                                                                                                                         AVERAGE
                                                                                               NET                     FULL-SERVICE
                                                                                              RENTABLE                 RENTAL RATE
                                      NO. OF                                     YEAR          AREA          PERCENT   PER LEASED
      STATE, CITY, PROPERTY         PROPERTIES          SUBMARKET             COMPLETED      (SQ. FT.)       LEASED     SQ. FT.(1)
---------------------------------   ----------   ------------------------   --------------   ----------   ---------    ------------

TEXAS
   AUSTIN
    Frost Bank Plaza                         1   CBD                                  1984      433,024          97%      $ 24.50
    301 Congress Avenue (7)                  1   CBD                                  1986      418,338          80         26.56
    Bank One Tower                           1   CBD                                  1974      389,503          97         24.57
    Austin Centre                            1   CBD                                  1986      343,664          92         27.29
    The Avallon I, II, III; IV; V            3   Northwest                  1993/1997/2001      318,217          87(3)      24.68
    Barton Oaks Plaza One                    1   Southwest                            1986       99,895          98(3)      26.68
                                 -------------                                               ----------    --------       -------
     Subtotal/Weighted Average               8                                                2,002,641          91%      $ 25.49
                                 -------------                                               ----------    --------       -------

COLORADO
   DENVER
    MCI Tower                                1   CBD                                  1982      550,807          99%      $ 18.98
    Ptarmigan Place                          1   Cherry Creek                         1984      418,630          99         19.56
    Regency Plaza One                        1   Denver Technology Center             1985      309,862          99         24.71
    55 Madison                               1   Cherry Creek                         1982      137,176          99         20.28
    The Citadel                              1   Cherry Creek                         1987      130,652          99         23.20
    44 Cook                                  1   Cherry Creek                         1984      124,174         100         20.76
                                 -------------                                               ----------    --------       -------
     Subtotal/Weighted Average               6                                                1,671,301          99%      $ 20.78
                                 -------------                                               ----------    --------       -------

   COLORADO SPRINGS
    Briargate Office and
     and Research Center                     1   Colorado Springs                     1988      252,857          82%      $ 20.02
                                 -------------                                               ----------    --------       -------

FLORIDA
   MIAMI
    Miami Center                             1   CBD                                  1983      782,686          94%      $ 25.91
    Datran Center                            2   South Dade/Kendall              1986/1988      472,236          93         23.57
                                 -------------                                               ----------    --------       -------
     Subtotal/Weighted Average               3                                                1,254,922          93%      $ 25.04
                                 -------------                                               ----------    --------       -------

ARIZONA
   PHOENIX
    Two Renaissance Square                   1   Downtown/CBD                         1990      476,373         100%      $ 25.13
    6225 North 24th Street                   1   Camelback Corridor                   1981       86,451          34         22.15
                                 -------------                                               ----------    --------       -------
     Subtotal/Weighted Average               2                                                  562,824          90%      $ 24.95
                                 -------------                                               ----------    --------       -------

WASHINGTON, D.C.
   WASHINGTON, D.C.
    Washington Harbour                       2   Georgetown                           1986      536,206         100%      $ 40.81
                                 -------------                                               ----------    --------       -------

NEW MEXICO
   ALBUQUERQUE
    Albuquerque Plaza                        1   CBD                                  1990      366,236          90%      $ 19.39
                                 -------------                                               ----------    --------       -------

CALIFORNIA
   SAN DIEGO
    Chancellor Park (8)                      1   University Town Center               1988      195,733          95%      $ 25.42
                                 -------------                                               ----------    --------       -------


     TOTAL/WEIGHTED AVERAGE                 79                                               28,744,007          93%(3)   $ 22.34(9)
                                 =============                                               ==========    ========       =======

-------------------------
   (1) Calculated based on base rent payable as of June 30, 2001, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

   (2) The Operating Partnership has a 49.5% limited partner interest and a 0.5% general partner interest in the partnership that owns Bank One Center.

   (3) Leases have been executed at certain Office Properties but had not commenced as of June 30, 2001. If such leases had commenced as of June 30, 2001, the percent leased for all Office Properties would have been 94%. The total percent leased for these Properties would have been as follows: Crescent Office Towers - 100%; Trammell Crow Center - 86%; Carter Burgess Plaza - 97%; 1800 West Loop South - 75%; The Avallon - 100%; Barton Oaks Plaza - 100%.

   (4) The Operating Partnership owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.

   (5) The Operating Partnership owns the principal economic interest in Spectrum Center through an interest in Crescent Spectrum Center, L.P. which owns both a mortgage note secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.

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

   (9) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of June 30, 2001, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $22.49.

         The following table provides information, as of June 30, 2001, for the Operating Partnership's Office Properties by state, city and submarket.





                                                                                                                     WEIGHTED
                                                                         PERCENT                       OPERATING      AVERAGE
                                                          PERCENT OF    LEASED AT         OFFICE      PARTNERSHIP     QUOTED
                                               TOTAL        TOTAL       OPERATING        SUBMARKET     SHARE OF       MARKET
                                             OPERATING    OPERATING    PARTNERSHIP        PERCENT       OFFICE      RENTAL RATE
                                 NUMBER OF  PARTNERSHIP  PARTNERSHIP     OFFICE           LEASED/      SUBMARKET    PER SQUARE
    STATE, CITY, SUBMARKET      PROPERTIES     NRA(1)       NRA(1)     PROPERTIES       OCCUPIED(2)    NRA(1)(2)    FOOT(2)(3)
------------------------------  ----------  -----------  -----------   -----------      -----------   -----------   -----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                   3    3,859,554           13%           88%(6)           87%           21%  $     22.82
   Uptown/Turtle Creek                   4    1,923,527            7            94(6)            89            32         25.48
   Far North Dallas                      7    1,897,695            7            94               84            16         24.37
   Las Colinas                           3    1,198,801            4            94               88             9         24.68
   Richardson/Plano                      5      719,267            3           100               97            12         22.98
   Stemmons Freeway                      1      634,381            2            88               90            25         21.64
   LBJ Freeway                           1      239,103            1           100               82             3         23.42
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------
     Subtotal/Weighted Average          24   10,472,328           37%           92%              87%           16%  $     23.76
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------

 FORT WORTH
   CBD                                   1      954,895            3%           94%(6)           96%           26%  $     22.63
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------

 HOUSTON
   CBD                                   3    2,764,418           10%           97%              96%           12%  $     25.04
   Richmond-Buffalo Speedway             6    2,734,659           10            95               93            65         21.49
   West Loop/Galleria                    4    1,677,293            6            86(6)            84            13         20.96
   Katy Freeway                          2      975,271            3            87               79            15         20.68
   The Woodlands                         7      487,320            1           100              100           100         17.48
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------
     Subtotal/Weighted Average          22    8,638,961           30%           93%              90%           18%  $     22.21
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------

AUSTIN
   CBD                                   4    1,584,529            6%           91%              94%           36%  $     31.30
   Northwest                             3      318,217            1            87(6)            93             6         30.44
   Southwest                             1       99,895            0            98(6)            89             5         27.67
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------
     Subtotal/Weighted Average           8    2,002,641            7%           91%              93%           18%  $     30.98
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------

COLORADO
 DENVER
   Cherry Creek                          4      810,632            3%           99%              98%           45%  $     24.65
   CBD                                   1      550,807            2            99               95             5         28.95
   Denver Technology Center              1      309,862            1            99               88             6         23.37
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------
     Subtotal/Weighted Average           6    1,671,301            6%           99%              93%            9%  $     25.83
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------

 COLORADO SPRINGS
   Colorado Springs                      1      252,857            1%           82%              92%            5%  $     20.87
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------

FLORIDA
 MIAMI
   CBD                                   1      782,686            3%           94%              96%           23%  $     30.87
   South Dade/Kendall                    2      472,236            1            93               95           100         23.96
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------
     Subtotal/Weighted Average           3    1,254,922            4%           93%              96%           33%  $     28.27
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------

ARIZONA
 PHOENIX
   Downtown/CBD                          1      476,373            2%          100%              90%           21%  $     25.77
   Camelback Corridor                    1       86,451            0            34               87             2         26.88
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------
     Subtotal/Weighted Average           2      562,824            2%           90%              88%            9%  $     25.94
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------

WASHINGTON D.C
 WASHINGTON D.C
   Georgetown                            2      536,206            2%          100%             100%          100%  $     41.00
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------

NEW MEXICO
 ALBUQUERQUE
   CBD                                   1      366,236            1%           90%              88%           64%  $     18.50
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------

CALIFORNIA
 SAN DIEGO
   University Town Center                1      195,733            1%           95%              96%            6%  $     34.80
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                          71   26,908,904           94%           93%              90%           16%  $     24.47
                                ==========  ===========  ===========   ===========      ===========   ===========   ===========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway             4    1,551,247            5%           88%              89%           45%  $     18.21
   The Woodlands                         4      283,856            1            97               95           100         16.09
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------
     Subtotal/Weighted Average           8    1,835,103            6%           90%              89%           49%  $     17.88
                                ----------  -----------  -----------   -----------      -----------   -----------   -----------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                           8    1,835,103            6%           90%              89%           49%  $     17.88
                                ==========  ===========  ===========   ===========      ===========   ===========   ===========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE           79   28,744,007          100%           93%(6)           90%           17%  $     24.05
                                ==========  ===========  ===========   ===========      ===========   ===========   ===========

                                                      WEIGHTED
                                                       AVERAGE
                                                      OPERATING
                                         OPERATING   PARTNERSHIP
                                        PARTNERSHIP     FULL-
                                         QUOTED        SERVICE
                                          RENTAL       RENTAL
                                         RATE PER     RATE PER
                                          SQUARE       SQUARE
    STATE, CITY, SUBMARKET                FOOT(4)      FOOT(5)
------------------------------          -----------  -----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                  $     25.32  $     22.63
   Uptown/Turtle Creek                        31.18        28.50
   Far North Dallas                           24.45        21.08
   Las Colinas                                25.80        24.73
   Richardson/Plano                           25.65        23.00
   Stemmons Freeway                           19.10        17.46
   LBJ Freeway                                25.50        22.57
                                        -----------  -----------
     Subtotal/Weighted Average          $     25.94  $     23.41
                                        -----------  -----------

 FORT WORTH
   CBD                                  $     22.50  $     15.94
                                        -----------  -----------

 HOUSTON
   CBD                                  $     25.51  $     20.76
   Richmond-Buffalo Speedway                  21.68        21.89
   West Loop/Galleria                         21.28        19.73
   Katy Freeway                               24.23        21.58
   The Woodlands                              17.48        17.19
                                        -----------  -----------
     Subtotal/Weighted Average          $     22.88  $     20.81
                                        -----------  -----------

AUSTIN
   CBD                                  $     34.57  $     25.57
   Northwest                                  30.03        24.68
   Southwest                                  34.02        26.68
                                        -----------  -----------
     Subtotal/Weighted Average          $     33.82  $     25.49
                                        -----------  -----------

COLORADO
 DENVER
   Cherry Creek                         $     23.48  $     20.44
   CBD                                        28.00        18.98
   Denver Technology Center                   28.00        24.71
                                        -----------  -----------
     Subtotal/Weighted Average          $     25.81  $     20.78
                                        -----------  -----------

 COLORADO SPRINGS
   Colorado Springs                     $     20.85  $     20.02
                                        -----------  -----------

FLORIDA
 MIAMI
   CBD                                  $     30.70  $     25.91
   South Dade/Kendall                         23.96        23.57
                                        -----------  -----------
     Subtotal/Weighted Average          $     28.16  $     25.04
                                        -----------  -----------

ARIZONA
 PHOENIX
   Downtown/CBD                         $     23.00  $     25.13
   Camelback Corridor                         24.00        22.15
                                        -----------  -----------
     Subtotal/Weighted Average          $     23.15  $     24.95
                                        -----------  -----------

WASHINGTON D.C
 WASHINGTON D.C
   Georgetown                           $     41.00  $     40.81
                                        -----------  -----------

NEW MEXICO
 ALBUQUERQUE
   CBD                                  $     18.00  $     19.39
                                        -----------  -----------

CALIFORNIA
 SAN DIEGO
   University Town Center               $     33.00  $     25.42
                                        -----------  -----------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                          $     25.66  $     22.70
                                        ===========  ===========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway            $     19.75  $     16.99
   The Woodlands                              16.09        16.76
                                        -----------  -----------
     Subtotal/Weighted Average          $     19.18  $     16.95
                                        -----------  -----------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                          $     19.18  $     16.95
                                        ===========  ===========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE           $     25.24  $     22.34(7)
                                        ===========  ===========

(1)      NRA means net rentable area in square feet.

(2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CoStar Group (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and Denver Technology Center submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD and Camelback Corridor), Grubb & Ellis (for the Washington D.C. Georgetown submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and Burnham Real Estate Services (for the San Diego University Town Centre submarket). This table includes market information as of March 31, 2001.

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

(6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of June 30, 2001. If such leases had commenced as of June 30, 2001, the percent leased for all Office Properties in the Operating Partnership's submarkets would have been 94%. The total percent leased for these Class A Operating Partnership submarkets would have been as follows: Dallas CBD - 90%; Uptown/Turtle Creek - 94%; Fort Worth CBD - 97%; Houston West Loop/Galleria - 88%; Austin Northwest - 100% and Austin Southwest - 100%.

(7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $22.49.

                  The following table shows, as of June 30, 2001, the principal businesses conducted by the tenants at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the tenants.

    Industry Sector                   Leased Sq. Ft.
------------------------              --------------

Professional Services(1)                         27%
Energy(2)                                        21
Financial Services(3)                            19
Telecommunications                                8
Technology                                        7
Manufacturing                                     3
Food Service                                      3
Government                                        3
Retail                                            2
Medical                                           2
Other (4)                                         5
                                      -------------
TOTAL LEASED                                    100%
                                      =============

------------------
(1) Includes legal, accounting, engineering, architectural and advertising services.

(2) Includes oil and gas and utility companies.

(3) Includes banking, title and insurance and investment services.

(4) Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of June 30, 2001 for the Operating Partnership's total Office Properties and for Dallas and Houston, Texas, individually, for each of the 10 years beginning with 2001, assuming that none of the tenants exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES

                                                                                           PERCENTAGE
                                          NET RENTABLE    PERCENTAGE OF                     TOTAL OF      ANNUAL FULL-
                                              AREA         LEASED NET          ANNUAL     ANNUAL FULL-    SERVICE RENT
                             NUMBER OF     REPRESENTED    RENTABLE AREA     FULL-SERVICE  SERVICE RENT     PER SQUARE
                           TENANTS WITH    BY EXPIRING     REPRESENTED       RENT UNDER   REPRESENTED     FOOT OF NET
     YEAR OF LEASE           EXPIRING        LEASES        BY EXPIRING        EXPIRING    BY EXPIRING    RENTABLE AREA
      EXPIRATION              LEASES      (SQUARE FEET)      LEASES          LEASES (1)      LEASES       EXPIRING (1)
    ---------------        ------------  --------------   --------------   -------------  ------------   --------------
    2001                          311       2,073,387(2)         7.9%      $ 41,871,512          6.8%        $ 20.19
    2002                          350       3,578,101           13.6         81,320,769         13.1           22.73
    2003                          330       3,161,436           12.0         67,906,477         11.0           21.48
    2004                          262       4,168,614           15.8         96,102,887         15.5           23.05
    2005                          251       3,564,734           13.5         85,620,980         13.8           24.02
    2006                          132       2,226,827            8.5         54,572,978          8.8           24.51
    2007                           59       1,931,795            7.3         45,947,985          7.4           23.79
    2008                           26       1,029,075            3.9         27,373,455          4.4           26.60
    2009                           19         686,763            2.6         18,983,293          3.1           27.64
    2010                           30       1,538,065            5.8         41,618,879          6.7           27.06
    2011 and thereafter            31       2,387,325            9.1         58,688,233          9.4           24.58
                               ------     -----------          ------     -------------       ------         -------
                                1,801      26,346,122(3)       100.0%     $ 620,007,448        100.0%        $ 23.53
                               ======     ===========          ======     =============       ======         =======

-----------------------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of June 30, 2001, leases have been signed for approximately 1,049,541 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 2001 and on or before December 31, 2001.

(3) Reconciliation to the Operating Partnership's total Office Property net rentable area is as follows:

                                                SQUARE         PERCENTAGE
                                                 FEET           OF TOTAL
                                              ----------       -----------
Square footage leased to tenants               26,346,122            91.7%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments                 261,384             0.9
Square footage vacant                           2,136,501             7.4
                                               ----------        --------
Total net rentable square footage              28,744,007           100.0%
                                               ==========        ========


DALLAS OFFICE PROPERTIES

                                                                                                   PERCENTAGE
                                           NET RENTABLE       PERCENTAGE OF                         TOTAL OF     ANNUAL FULL-
                                               AREA            LEASED NET         ANNUAL          ANNUAL FULL-   SERVICE RENT
                           NUMBER OF        REPRESENTED       RENTABLE AREA    FULL-SERVICE       SERVICE RENT    PER SQUARE
                          TENANTS WITH      BY EXPIRING        REPRESENTED      RENT UNDER         REPRESENTED    FOOT OF NET
      YEAR OF LEASE         EXPIRING          LEASES           BY EXPIRING       EXPIRING          BY EXPIRING   RENTABLE AREA
       EXPIRATION            LEASES        (SQUARE FEET)         LEASES         LEASES (1)           LEASES      EXPIRING (1)
    ------------------    -------------    -------------     ---------------   -------------      ------------   -------------
    2001                        76              483,628(2)         5.1%         $ 10,829,962            4.6%       $ 22.39
    2002                        92            1,061,394           11.1            26,970,932           11.5          25.41
    2003                        92            1,211,262           12.7            27,075,669           11.6          22.35
    2004                        85            1,147,196           12.0            30,232,104           12.9          26.35
    2005                        90            1,775,969           18.6            40,852,467           17.5          23.00
    2006                        36              683,392            7.1            17,237,636            7.4          25.22
    2007                        21            1,010,169           10.6            24,634,248           10.5          24.39
    2008                        10              580,289            6.1            15,067,194            6.4          25.96
    2009                         6              376,473            3.9             9,781,850            4.2          25.98
    2010                        13              801,200            8.4            22,896,087            9.8          28.58
    2011 and thereafter          5              432,560            4.4             8,425,635            3.6          19.48
                             -----           ----------         ------          ------------         ------        -------
                               526            9,563,532          100.0%         $234,003,784          100.0%       $ 24.47
                             =====           ==========         ======          ============         ======        =======

------------------------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of June 30, 2001, leases have been signed for approximately 240,852 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 2001 and on or before December 31, 2001.

HOUSTON OFFICE PROPERTIES

                                                                                                     PERCENTAGE
                                            NET RENTABLE         PERCENTAGE OF                        TOTAL OF      ANNUAL FULL-
                                                AREA              LEASED NET        ANNUAL          ANNUAL FULL-    SERVICE RENT
                           NUMBER OF         REPRESENTED         RENTABLE AREA   FULL-SERVICE       SERVICE RENT     PER SQUARE
                         TENANTS WITH       BY EXPIRING           REPRESENTED     RENT UNDER        REPRESENTED     FOOT OF NET
      YEAR OF LEASE        EXPIRING            LEASES             BY EXPIRING      EXPIRING         BY EXPIRING    RENTABLE AREA
       EXPIRATION           LEASES         (SQUARE FEET)            LEASES        LEASES (1)           LEASES       EXPIRING (1)
     ---------------     ------------      -------------         -------------   ------------       ------------   --------------
    2001                      132             1,119,273(2)            11.6%       $ 20,151,309          9.7%         $ 18.00
    2002                      141             1,330,418               13.8          26,564,388         12.8            19.97
    2003                      123             1,029,226               10.7          19,919,296          9.6            19.35
    2004                       94             1,987,881               20.7          40,417,469         19.5            20.33
    2005                       78               611,397                6.4          13,562,457          6.6            22.18
    2006                       42               955,365                9.9          21,686,684         10.5            22.70
    2007                       15               661,694                6.9          14,568,422          7.0            22.02
    2008                        6               232,913                2.4           4,645,020          2.2            19.94
    2009                        2                55,809                0.6           1,436,001          0.7            25.73
    2010                        7               559,021                5.8          13,365,577          6.5            23.91
    2011 and thereafter         9             1,071,655               11.2          30,577,481         14.9            28.53
                           ------           -----------             ------        ------------       ------          -------
                              649             9,614,652              100.0%       $206,894,104        100.0%         $ 21.52
                           ======           ===========             ======        ============       ======          =======

-------------------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of June 30, 2001, leases have been signed for approximately 648,754 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 2001 and on or before December 31, 2001.

                             RESORT/HOTEL PROPERTIES

RESORT/HOTEL PROPERTIES TABLE

         The following table shows certain information for the six months ended June 30, 2001 and 2000, about the Operating Partnership's Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which measure their performance based on available guest nights.

                                                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                            ---------------------------------------

                                                                                                 AVERAGE              AVERAGE
                                                                                                OCCUPANCY              DAILY
                                                                  YEAR                            RATE                  RATE
                                                               COMPLETED/       ROOMS/       ---------------     ---------------
RESORT/HOTEL PROPERTY(1)                       LOCATION        RENOVATED     GUEST NIGHTS    2001       2000     2001       2000
------------------------                       --------        ---------     ------------    ----       ----     ----       ----

   UPSCALE BUSINESS-CLASS HOTELS:
     Denver Marriott City Center           Denver, CO          1982/1994              613       78%        84%     $126      $ 119
     Hyatt Regency Albuquerque             Albuquerque, NM        1990                395       70         70       106        105
     Omni Austin Hotel                     Austin, TX             1986                372       73         84       134        135
     Renaissance Houston Hotel             Houston, TX            1975                389       65         68       117         98
                                                                                    -----      ---        ---      ----      -----
          TOTAL/WEIGHTED AVERAGE                                                    1,769       72%        77%     $122      $ 116
                                                                                    =====      ===        ===      ====      =====

   DESTINATION RESORT PROPERTIES:
     Hyatt Regency Beaver Creek(2)         Avon, CO               1989                276       58%        68%     $355      $ 318
     Sonoma Mission Inn & Spa              Sonoma, CA        1927/1987/1997           228       63         73       285        287
     Ventana Inn & Spa                     Big Sur, CA       1975/1982/1988            62       72         74       400        428
     Canyon Ranch-Tucson                   Tucson, AZ             1980                250 (3)
     Canyon Ranch-Lenox                    Lenox, MA              1989                212 (3)
                                                                                    -----      ---        ---      ----      -----
          TOTAL/WEIGHTED AVERAGE                                                    1,028       72%        79%     $494      $ 454
                                                                                    =====      ===        ===      ====      =====

         GRAND TOTAL/WEIGHTED AVERAGE
         FOR RESORT/HOTEL PROPERTIES                                                2,797       72%        78%     $261      $ 244
                                                                                    =====      ===        ===      ====      =====


                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                   ---------------------------------
                                               REVENUE
                                                 PER
                                              AVAILABLE
                                          ROOM/GUEST NIGHT
                                          ----------------
RESORT/HOTEL PROPERTY(1)                   2001       2000
------------------------                   ----       ----

   UPSCALE BUSINESS-CLASS HOTELS:
     Denver Marriott City Center             $ 98      $100
     Hyatt Regency Albuquerque                 75        74
     Omni Austin Hotel                         98       113
     Renaissance Houston Hotel                 76        67
                                             ----      ----
          TOTAL/WEIGHTED AVERAGE             $ 88      $ 90
                                             ====      ====

   DESTINATION RESORT PROPERTIES:
     Hyatt Regency Beaver Creek(2)           $205      $217
     Sonoma Mission Inn & Spa                 179       211
     Ventana Inn & Spa                        288       314
     Canyon Ranch-Tucson
     Canyon Ranch-Lenox
                                             ----      ----
          TOTAL/WEIGHTED AVERAGE             $349      $353
                                             ====      ====

         GRAND TOTAL/WEIGHTED AVERAGE
         FOR RESORT/HOTEL PROPERTIES         $187      $188
                                             ====      ====

-----------------------
(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Resort/Hotel Properties and has leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to COPI pursuant to long term leases. As of June 30, 2001, the Omni Austin Hotel is leased pursuant to a separate long term lease, to HCD Austin Corporation.

(2) The hotel is undergoing a $6.9 million renovation of all guest rooms. The project is scheduled to be completed by the fourth quarter of 2001.

(3) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table shows certain information as of June 30, 2001, relating to the upscale Residential Development Properties.

                                                                                                        TOTAL        TOTAL
                    RESIDENTIAL                                         RESIDENTIAL       TOTAL       LOTS/UNITS   LOTS/UNITS
   Residential      DEVELOPMENT                                         DEVELOPMENT       LOTS/       DEVELOPED      CLOSED
   Development      PROPERTIES          TYPE OF                        CORPORATION'S      UNITS         SINCE        SINCE
 Corporation(1)        (RDP)             RDP(2)       LOCATION          OWNERSHIP %      PLANNED      INCEPTION    INCEPTION
 ---------------    -----------         -------       --------         -------------     -------      -----------  ----------
Desert Mountain   Desert Mountain         SF       Scottsdale, AZ           93.0%          2,665          2,331       2,157
  Development                                                                             ------         ------      ------
  Corp.

The Woodlands     The Woodlands           SF       The Woodlands, TX        42.5%         36,385         24,905      23,618
  Land Company,                                                                           ------         ------      ------
  Inc.


Crescent          Bear Paw Lodge          CO       Avon, CO                 60.0%             53(6)          53          40
  Resort          Eagle Ranch             SF       Eagle, CO                60.0%          1,100(6)         356         297
  Development,    Main Street
  Inc.             Junction               CO       Breckenridge, CO         60.0%             36(6)          36          22
                  Main Street
                   Station                CO       Breckenridge, CO         60.0%             82(6)          --          --
                  Riverbend               SF       Charlotte, NC            60.0%            650            117         114
                  Three Peaks
                   (Eagle's Nest)         SF       Silverthorne, CO         30.0%            391            253         166
                  Park Place at
                   Riverfront             CO       Denver, CO               64.0%             70(6)          --          --
                  Park Tower at
                   Riverfront             CO       Denver, CO               64.0%             61(6)          --          --
                  Bridge Lofts
                   at Riverfront          CO       Denver, CO               64.0%             66(6)          --          --
                  Cresta                TH/SFH     Edwards, CO              60.0%             25(6)          12          12
                  Snow Cloud              CO       Avon, CO                 60.0%             53(6)          --          --
                  Northstar-at-Tahoe   TH/SFH/CO   Tahoe, NV                                    (7)            (7)         (7)
                                                                                          ------         ------      ------
          TOTAL CRESCENT RESORT DEVELOPMENT, INC.                                          2,587            827         651
                                                                                          ------         ------      ------


Mira Vista        Mira Vista              SF       Fort Worth, TX          100.0%            740            740         682
  Development     The Highlands           SF       Breckenridge, CO         12.3%            750            457         426
  Corp.                                                                                   ------         ------      ------


          TOTAL MIRA VISTA DEVELOPMENT CORP.                                               1,490          1,197       1,108
                                                                                          ------         ------      ------


Houston Area      Falcon Point            SF       Houston, TX             100.0%            510            303         241
  Development     Falcon Landing          SF       Houston, TX             100.0%            623            476         466
  Corp.           Spring Lakes            SF       Houston, TX             100.0%            520            266         251
                                                                                          ------         ------      ------

          TOTAL HOUSTON AREA DEVELOPMENT CORP.                                             1,653          1,045         958
                                                                                          ------         ------      ------

              TOTAL                                                                       44,780         30,305      28,492
                                                                                          ======         ======      ======


                                                                         AVERAGE
                    RESIDENTIAL                                           CLOSED             RANGE OF
   Residential      DEVELOPMENT                                         SALE PRICE           PROPOSED
   Development      PROPERTIES          TYPE OF                          PER LOT/           SALE PRICES
 Corporation(1)        (RDP)             RDP(2)       LOCATION          UNIT($)(3)      PER LOT/UNIT($)(4)
 ---------------    -----------         -------       --------         ------------     ------------------
Desert Mountain   Desert Mountain         SF       Scottsdale, AZ        512,000       425,000 -  3,000,000(5)
  Development
  Corp.

The Woodlands     The Woodlands           SF       The Woodlands, TX      56,000        14,000 -  1,035,000
  Land Company,
  Inc.


Crescent          Bear Paw Lodge          CO       Avon, CO            1,343,000       665,000 -  2,025,000
  Resort          Eagle Ranch             SF       Eagle, CO             107,000        80,000 -    150,000
  Development,    Main Street
  Inc.             Junction               CO       Breckenridge, CO      464,000       300,000 -    580,000
                  Main Street
                   Station                CO       Breckenridge, CO          N/A       215,000 -  1,065,000
                  Riverbend               SF       Charlotte, NC          40,000        25,000 -     38,000
                  Three Peaks
                   (Eagle's Nest)         SF       Silverthorne, CO      177,000       135,000 -    425,000
                  Park Place at
                   Riverfront             CO       Denver, CO                N/A       195,000 -  1,445,000
                  Park Tower at
                   Riverfront             CO       Denver, CO                N/A       180,000 -  2,100,000
                  Bridge Lofts
                   at Riverfront          CO       Denver, CO                N/A       180,000 -  2,100,000
                  Cresta                TH/SFH     Edwards, CO         1,828,000     1,900,000 -  2,600,000
                  Snow Cloud              CO       Avon, CO                  N/A       840,000 -  4,545,000
                  Northstar-at-Tahoe   TH/SFH/CO   Tahoe, NV                 N/A

          TOTAL CRESCENT RESORT DEVELOPMENT, INC.



Mira Vista        Mira Vista              SF       Fort Worth, TX         99,000        50,000 -    265,000
  Development     The Highlands           SF       Breckenridge, CO      190,000        55,000 -    625,000
  Corp.


          TOTAL MIRA VISTA DEVELOPMENT CORP.



Houston Area      Falcon Point            SF       Houston, TX            43,000        28,000 -     56,000
  Development     Falcon Landing          SF       Houston, TX            20,000        19,000 -     26,000
  Corp.           Spring Lakes            SF       Houston, TX            30,000        24,000 -     44,000


          TOTAL HOUSTON AREA DEVELOPMENT CORP.


              TOTAL


----------

(1) The Operating Partnership has an approximately 95%, 95%, 90%, 94% and 94%, ownership interest in Desert Mountain Development Corp., The Woodlands Land Company, Inc., Crescent Resort Development, Inc. (formerly Crescent Development Management Corp.), Mira Vista Development Corp., and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); and SFH (Single Family Homes).

(3) Based on lots/units closed during the Operating Partnership's ownership period.

(4)      Based on existing inventory of developed lots and lots to be developed.

(5)      Includes golf membership, which as of June 30, 2001 is $225,000.

(6) As of June 30, 2001, 11 units were under contract at Bear Paw Lodge representing $18.9 million in sales; 51 lots were under contract at Eagle Ranch representing $4.2 million in sales; one unit was under contract at Main Street Junction representing $0.6 million in sales; 81 units were under contract at Main Street Station representing $40.5 million in sales; 66 units were under contract at Park Place at Riverfront representing $27.2 million in sales; 40 units were under contract at Park Tower at Riverfront representing $24.3 million in sales; 55 units at Bridge Lofts were under contract representing $22.5 million in sales; three units were under contract at Cresta representing $5.9 million in sales and 40 units were under contract at Snow Cloud representing $68.3 million in sales.

(7) This project is in the early stages of development, and this information was not available as of June 30, 2001.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES TABLE

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of June 30, 2001:

                                  TOTAL CUBIC       TOTAL                                        TOTAL CUBIC       TOTAL
                   NUMBER OF        FOOTAGE      SQUARE FEET                     NUMBER OF        FOOTAGE       SQUARE FEET
    STATE         PROPERTIES(1)   (IN MILLIONS)  (IN MILLIONS)     STATE        PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
    -----         -------------   -------------  -------------     -----        -------------    -------------  -------------
Alabama                      4           10.7            0.3    Missouri(2)                2           46.8             2.8
Arizona                      1            2.9            0.1    Nebraska                   2            4.4             0.2
Arkansas                     6           33.1            1.0    New York                   1           11.8             0.4
California                   9           28.6            1.1    North Carolina             3           10.0             0.4
Colorado                     1            2.8            0.1    Ohio                       1            5.5             0.2
Florida                      5            7.5            0.3    Oklahoma                   2            2.1             0.1
Georgia                      7           44.5            1.6    Oregon                     6           40.4             1.7
Idaho                        2           18.7            0.8    Pennsylvania               2           27.4             0.9
Illinois                     2           11.6            0.4    South Carolina             1            1.6             0.1
Indiana                      1            9.1            0.3    South Dakota               1            2.9             0.1
Iowa                         2           12.5            0.5    Tennessee                  3           10.6             0.4
Kansas                       2            5.0            0.2    Texas                      2            6.6             0.2
Kentucky                     1            2.7            0.1    Utah                       1            8.6             0.4
Maine                        1            1.8            0.2    Virginia                   2            8.7             0.3
Massachusetts                5           10.5            0.5    Washington                 6           28.7             1.1
Mississippi                  1            4.7            0.2    Wisconsin                  3           17.4             0.6
                                                                                        ----         ------           -----

                                                                TOTAL                     88(3)       440.2(3)         17.6(3)
                                                                                        ====         ======           =====

------------------
(1) As of June 30, 2001, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Operating Partnership has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of June 30, 2001, AmeriCold Logistics operated 99 temperature-controlled logistics properties with an aggregate of approximately 519.6 million cubic feet (20.1 million square feet).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Operating Partnership's use of financial instruments, such as debt instruments, subjects the Operating Partnership to market risk which may affect the Operating Partnership's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Operating Partnership manages interest rate risk based on the varying circumstances of anticipated borrowings, and existing variable and fixed-rate debt, including the Operating Partnership's revolving line of credit. Examples of interest rate management strategies include capping interest rates using targeted interest cost benchmarks, hedging portions of the total amount of debt, or hedging a period of months and not always hedging to maturity, and at other times locking rates to fix interest costs. The Operating Partnership may fix rates on transactions prior to the issuance of debt, taking into account factors that influence the hedging decision, including the degree of certainty, timing and amount, the material benefit of the hedge, the actual level of rates, the budgeted debt service and the state of the financial markets. The Operating Partnership will generally seek to pursue interest rate risk mitigation strategies that result in the least amount of reported earnings volatility under GAAP while still meeting strategic economic objectives and maintaining adequate liquidity and flexibility.

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Operating Partnership's variable-rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

         The Operating Partnership's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Operating Partnership had total outstanding debt of approximately $2.4 billion at June 30, 2001, of which approximately $445.0 million, or approximately 17%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 6.93% as of June 30, 2001. A 10% (69.3 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $3.1 million based on the unhedged variable-rate debt outstanding as of June 30, 2001, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (69.3 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $3.1 million based on the unhedged variable rate debt outstanding as of June 30, 2001, as a result of the decreased interest expense associated with the change in rate.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        EXHIBIT
        NUMBER                            DESCRIPTION OF EXHIBIT
        --------                          ----------------------

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

        4.06 Amended and Restated Secured Loan Agreement, dated as of May 10, 2000, among Crescent Real Estate Funding VIII, L.P. and UBS AG, Stamford Branch, as amended (filed as Exhibit No. 10.12 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "Company 2000 2Q 10-Q") of the Company and incorporated herein by reference)

          4 Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Registrant

        10.01 Third Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as
                          Exhibit 10.01 to the Quarterly Report of Crescent Real Estate Equities Company on Form 10-Q for the quarter ended June 30, 2001 (the "Company 2001 2Q 10-Q") and incorporated herein by reference)

        10.02 Crescent Real Estate Equities Company Employee Stock Purchase Plan (filed as Exhibit 10.02 to the Company 2001 2Q 10-Q and incorporated herein by reference)

        10.03             Eighth Amendment to the Employment Agreement of John
                          C. Goff, dated as of April 10, 2001, effective as of January 1, 2001 (filed as Exhibit 10.03 to the Company 2001 2Q 10-Q and incorporated herein by reference)

    (b) Reports on Form 8-K

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

                                        CRESCENT REAL ESTATE EQUITIES LIMITED
                                          PARTNERSHIP
                                                      (Registrant)

                                        By:  Crescent Real Estate Equities,
                                               Ltd., its General Partner

                                        By   /s/   John C. Goff
                                             -----------------------------------
                                                   John C. Goff
         Date: August 14, 2001                     Director and Chief Executive
                                                     Officer

                                        By   /s/   Jerry R. Crenshaw
                                             -----------------------------------
                                                   Jerry R. Crenshaw
                                                   Senior Vice President and
                                                     Chief Financial Officer
         Date: August 14, 2001                       (Principal Financial and
                                                     Accounting Officer)

                                  Exhibit List

        EXHIBIT
        NUMBER                            DESCRIPTION OF EXHIBIT
        --------                          ----------------------

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

          4               Pursuant to Regulation S-K Item 601 (b) (4) (iii), the
                          Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Registrant

        10.01             Third Amended and Restated 1995 Crescent Real Estate

                          Equities Company Stock Incentive Plan (filed as
                          Exhibit 10.01 to the Quarterly Report of Crescent Real
                          Estate Equities Company on Form 10-Q for the quarter ended June 30, 2001 (the "Company 2001 2Q 10-Q") and incorporated herein by reference)

        10.02             Crescent Real Estate Equities Company Employee Stock
                          Purchase Plan (filed as Exhibit 10.02 to the Company
                          2001 2Q 10-Q and incorporated herein by reference)

        10.03             Eighth Amendment to the Employment Agreement of John
                          C. Goff, dated as of April 10, 2001, effective as of January 1, 2001 (filed as Exhibit 10.03 to the Company
                          2001 2Q 10-Q and incorporated herein by reference)