Form 10-Q
period 2001-09-30
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 2001-11-14
CIK 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2001
                          COMMISSION FILE NO. 333-42293


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


                     YES     X               NO
                         ---------              ---------

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000
           (audited) .............................................................................      2

           Consolidated Statements of Operations for the three and nine months ended September
           30, 2001 and 2000 (unaudited) .........................................................      3

           Consolidated Statement of Partner's Capital for the nine months ended
           September 30, 2001 (unaudited) ........................................................      4

           Consolidated Statements of Cash Flows for the nine months ended September 30, 2001
           and 2000 (unaudited) ..................................................................      5

           Notes to Financial Statements .........................................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations ...........................................................................     28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..............................     64

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings .......................................................................     65

Item 2.  Changes in Securities ...................................................................     65

Item 3.  Defaults Upon Senior Securities .........................................................     65

Item 4.  Submission of Matters to a Vote of Security Holders .....................................     65

Item 5.  Other Information .......................................................................     65

Item 6.  Exhibits and Reports on Form 8-K ........................................................     65

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                           2001             2000
                                                                       -------------     ------------
ASSETS:                                                                 (UNAUDITED)        (AUDITED)
Investments in real estate:
   Land                                                                 $   271,698      $   310,301
   Land held for investment or development                                  108,274          116,480
   Building and improvements                                              2,968,107        3,201,332
   Furniture, fixtures and equipment                                         71,387           62,802
   Less -  accumulated depreciation                                        (622,776)        (564,805)
                                                                        -----------      -----------
               Net investment in real estate                            $ 2,796,690      $ 3,126,110

   Cash and cash equivalents                                            $    29,023      $    38,643
   Restricted cash and cash equivalents                                      92,732           94,568
   Accounts receivable, net                                                  67,700           42,140
   Deferred rent receivable                                                  78,088           82,775
   Investments in real estate mortgages and
       equity of unconsolidated companies                                   815,013          845,317
   Notes receivable, net                                                    441,279          426,493
   Other assets, net                                                        100,899          160,404
                                                                        -----------      -----------
               Total assets                                             $ 4,421,424      $ 4,816,450
                                                                        ===========      ===========

LIABILITIES:
   Borrowings under UBS Facility                                        $        --      $   553,452
   Borrowings under Fleet  Facility                                         155,000               --
   Notes payable                                                          1,928,930        1,718,443
   Accounts payable, accrued expenses and other liabilities                 140,914          191,042
                                                                        -----------      -----------
              Total liabilities                                         $ 2,224,844      $ 2,462,937
                                                                        -----------      -----------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                     $   232,779      $   236,919

PARTNERS' CAPITAL:
   6 3/4% Series A Preferred
   Convertible Cumulative Preferred Units,
   Liquidation preference $25.00 per Unit,
     8,000,000 Units issued and outstanding
     at September 30, 2001 and December 31, 2000                        $   200,000      $   200,000
   Units of Partnership Interests, 68,291,407 and 67,905,150 issued and outstanding at September 30, 2001 and December 31, 2000, respectively:
     General partner -- outstanding 616,891 and 609,093                      18,370           19,886
     Limited partners' -- outstanding 67,674,516 and 67,296,057           1,780,456        1,903,442
   Accumulated other comprehensive income                                   (35,025)          (6,734)
                                                                        -----------      -----------
              Total partners' capital                                   $ 1,963,801      $ 2,116,594
                                                                        -----------      -----------
              Total liabilities and partners' capital                   $ 4,421,424      $ 4,816,450
                                                                        ===========      ===========


   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                   FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                  ------------------------      ------------------------
                                                                    2001           2000           2001           2000
                                                                  ---------      ---------      ---------      ---------
                                                                         (UNAUDITED)                  (UNAUDITED)
REVENUES:
   Office properties                                              $ 153,823      $ 151,347      $ 464,174      $ 447,989
   Resort/Hotel properties                                           12,449         19,728         44,523         55,735
   Interest and other income                                         17,660         19,602         60,201         37,970
                                                                  ---------      ---------      ---------      ---------
          Total revenues                                          $ 183,932      $ 190,677      $ 568,898      $ 541,694
                                                                  ---------      ---------      ---------      ---------

EXPENSES:
   Real estate taxes                                              $  21,159      $  20,837      $  66,304      $  65,087
   Repairs and maintenance                                           10,782          7,836         31,374         30,602
   Other rental property operating                                   34,216         31,173        102,725         91,215
   Corporate general and administrative                               6,221          5,305         18,374         14,632
   Interest expense                                                  44,908         50,458        139,189        154,544
   Amortization of deferred financing costs                           2,439          2,368          7,171          7,056
   Depreciation and amortization                                     31,643         30,988         92,818         93,608
   Impairment and other charges related to
    real estate assets                                                3,608             --         18,932             --
                                                                  ---------      ---------      ---------      ---------
          Total expenses                                          $ 154,976      $ 148,965      $ 476,887      $ 456,744
                                                                  ---------      ---------      ---------      ---------

         Operating income                                         $  28,956      $  41,712      $  92,011      $  84,950

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
    companies:
         Office properties                                        $   1,520      $     135      $   3,841      $   3,235
         Residential development properties                           7,263          5,934         27,703         28,115
         Temperature-controlled logistics properties                 (2,066)           637          2,285          4,865
         Other                                                        1,686          2,310          2,896          7,629
                                                                  ---------      ---------      ---------      ---------
     Total equity in net income of unconsolidated companies       $   8,403      $   9,016      $  36,725      $  43,844

   Gain on property sales, net                                        1,099         63,679            727         92,432
                                                                  ---------      ---------      ---------      ---------
         Total other income and expense                           $   9,502      $  72,695      $  37,452      $ 136,276
                                                                  ---------      ---------      ---------      ---------


INCOME BEFORE MINORITY INTERESTS                                  $  38,458      $ 114,407      $ 129,463      $ 221,226
  AND EXTRAORDINARY ITEM
   Minority interests                                                (5,337)        (7,643)       (16,235)       (12,257)
                                                                  ---------      ---------      ---------      ---------

INCOME BEFORE EXTRAORDINARY ITEM                                     33,121        106,764        113,228        208,969
   Extraordinary item - extinguishment of debt                           --             --        (12,174)        (4,378)
                                                                  ---------      ---------      ---------      ---------

NET INCOME                                                        $  33,121      $ 106,764      $ 101,054      $ 204,591

Preferred unit distributions                                         (3,375)        (3,375)       (10,125)       (10,125)
Share repurchase agreement return                                        --         (1,647)            --         (4,441)
                                                                  ---------      ---------      ---------      ---------

NET INCOME AVAILABLE TO PARTNERS                                  $  29,746      $ 101,742      $  90,929      $ 190,025
                                                                  =========      =========      =========      =========

BASIC EARNINGS PER UNIT DATA:
   Net income available to partners before extraordinary item     $    0.44      $    1.50      $    1.51      $    2.87
   Extraordinary item - extinguishment of debt                           --             --          (0.18)         (0.06)
                                                                  ---------      ---------      ---------      ---------

   Net income available to partners - basic                       $    0.44      $    1.50      $    1.33      $    2.81
                                                                  =========      =========      =========      =========

DILUTED EARNINGS PER UNIT DATA:
   Net income available to partners before extraordinary item     $    0.43      $    1.48      $    1.49      $    2.84
   Extraordinary item - extinguishment of debt                           --             --          (0.18)         (0.06)
                                                                  ---------      ---------      ---------      ---------

   Net income available to partners- diluted                      $    0.43      $    1.48      $    1.31      $    2.78
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                             ACCUMULATED
                                             PREFERRED        GENERAL          LIMITED          OTHER             TOTAL
                                             PARTNERS'       PARTNER'S        PARTNERS'      COMPREHENSIVE      PARTNERS'
                                              CAPITAL         CAPITAL          CAPITAL          INCOME           CAPITAL
                                            -----------     -----------      -----------     -------------     -----------
PARTNERS' CAPITAL, December 31, 2000        $   200,000     $    19,886      $ 1,903,442      $    (6,734)     $ 2,116,594

Contributions                                        --              93            9,238               --            9,331

Distributions                                        --          (2,518)        (222,244)              --         (224,762)

Net income                                           --             909           90,020               --           90,929

Sale of Marketable Securities                        --              --               --           (8,642)          (8,642)

Unrealized Net Loss on Cash Flow Hedges              --              --               --          (19,649)         (19,649)
                                            -----------     -----------      -----------      -----------      -----------

PARTNERS' CAPITAL, September 30, 2001       $   200,000     $    18,370      $ 1,780,456      $   (35,025)     $ 1,963,801
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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                           FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                        ------------------------
                                                                          2001           2000
                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 101,054      $ 204,591
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                         99,989        100,664
     Extraordinary item - extinguishment of debt                           12,174          4,378
     Impairment and other charges related to real estate assets            18,932             --
     Gain on property sales, net                                             (727)       (92,432)
     Minority interests                                                    16,235         12,257
     Non-cash compensation                                                    119             85
     Distributions received in excess of earnings
       from unconsolidated companies:
          Office properties                                                    --          1,695
          Residential development properties                                2,945             --
          Temperature-controlled logistics                                  7,811          2,493
          Other                                                               152             --
     Equity in earnings in excess of distributions received from unconsolidated companies:
          Office properties                                                  (105)            --
          Residential development properties                                   --         (9,338)
          Other                                                                --         (2,847)
     Increase in accounts receivable                                      (25,560)       (16,401)
     Decrease (increase) in deferred rent receivable                        4,687         (7,632)
     Decrease (increase) in other assets                                   94,976         (9,891)
     (Increase) decrease in restricted cash and cash equivalents           (3,158)         5,373
     Decrease in accounts payable, accrued
       expenses and other liabilities                                     (51,656)       (22,244)
                                                                        ---------      ---------
          Net cash provided by operating activities                       277,868        170,751
                                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of land held for investment or development                    --        (15,052)
     Proceeds from property sales                                         184,449        519,927
     Proceeds from joint venture transactions                             129,651             --
     Development of investment properties                                 (23,267)       (25,953)
     Capital expenditures - rental properties                             (28,055)       (13,930)
     Tenant improvement and leasing costs - rental properties             (34,514)       (47,387)
     Decrease in restricted cash and cash equivalents                       4,994          1,489
     Return of investment in unconsolidated companies:
          Office properties                                                 2,008          9,863
          Residential development properties                               16,522         46,643
          Other                                                            11,975          3,090
     Investment in unconsolidated companies:
          Office properties                                                (3,236)            --
          Residential development properties                              (72,380)       (74,998)
          Temperature-controlled logistics properties                      (9,405)        (9,980)
          Other                                                            (1,584)        (1,965)
     Escrow deposits - acquisition of investment properties                    --            150
     Increase in notes receivable                                         (14,786)      (278,496)
                                                                        ---------      ---------
          Net cash provided by investing activities                       162,372        113,401
                                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt financing costs                                                 (15,964)       (19,275)
     Payments under Fleet Boston Credit Facility                               --       (510,000)
     Borrowings under UBS Facility                                        105,000        932,819
     Payments under UBS Facility                                         (658,452)      (379,367)
     Borrowings under Fleet Facility                                      480,000             --
     Payments under Fleet Facility                                       (325,000)            --
     Notes Payable proceeds                                               386,386             --
     Notes Payable payments                                              (175,899)      (367,366)
     Capital proceeds - joint venture preferred equity partner                 --        275,000
     Offering costs - joint venture preferred equity partner                   --         (9,903)
     Capital distributions - joint venture preferred equity partner       (15,849)        (8,390)
     Capital distributions - joint venture partner                         (4,526)        (9,187)
     Capital contributions to the Operating Partnership                     9,331          1,221
     Unit repurchases                                                          --           (355)
     6 3/4 Series A Preferred Unit distributions                          (10,125)       (10,125)
     Distributions from the Operating Partnership                        (224,762)      (225,044)
                                                                        ---------      ---------
          Net cash used in financing activities                          (449,860)      (329,972)
                                                                        ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                      (9,620)       (45,820)
CASH AND CASH EQUIVALENTS,
     Beginning of period                                                   38,643         72,102
                                                                        ---------      ---------
CASH AND CASH EQUIVALENTS,
     End of period                                                      $  29,023      $  26,282
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("CREE, Ltd."), which owns an approximately 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 89% limited partner interest in the Operating Partnership, with the remaining approximately 10% limited partner interest held by other limited partners. The Operating Partnership directly or indirectly owns interests in ten limited-purpose limited partnerships. Nine of these limited partnerships, Fundings I-VIII and X, were formed for the purpose of obtaining secured debt, and all or substantially all of the economic interests in these partnerships are owned directly or indirectly by the Operating Partnership, with the remaining interests, if any, owned indirectly by the Company. The tenth limited partnership, Funding IX, was formed for the purpose of obtaining equity financing through the sale of preferred equity interests, with all of the common equity interests owned directly or indirectly by the Operating Partnership, and all of the preferred equity interests owned by an unrelated third party.

         All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximately 89% limited partner interest has been treated as equivalent, for purposes of this report, to 61,072,217 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,602,299 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 616,891 units.

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

         The following table shows, the Properties the Operating Partnership and its subsidiaries owned or had an interest in as of September 30, 2001:

Operating Partnership:       The Avallon IV, Bank One Center, Bank One Tower,
                             Datran Center (two Office Properties), Four
                             Westlake Park, Houston Center (three Office
                             Properties), The Park Shops at Houston Center,
                             Spectrum Center, The Woodlands Office Properties
                             (nine Office Properties) and 301 Congress

Crescent Real Estate         The Aberdeen, The Avallon I, II & III, Carter
Funding I, L.P.:             Burgess Plaza, The Citadel, The Crescent Atrium,
("Funding I")                The Crescent Office Towers, Regency Plaza One,
                             Waterside Commons and 125 E. John Carpenter Freeway

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

Crescent Real Estate         Greenway Plaza Office Properties (ten Office
Funding III, IV and V, L.P.: Properties) and Renaissance Houston Hotel ("Funding III, IV and V")(1)



Crescent Real Estate         Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate         19 Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate         The Addison, Addison Tower, Austin Centre, The
Funding VIII, L.P.:          Avallon V, Canyon Ranch - Tucson, Cedar Springs
("Funding VIII")             Plaza, Frost Bank Plaza, Greenway I & IA (two
                             Office Properties), Greenway II, Omni Austin Hotel,
                             Palisades Central I, Palisades Central II, Sonoma
                             Mission Inn & Spa, Stemmons Place, Three Westlake
                             Park, Trammell Crow Center, 3333 Lee Parkway,
                             Ventana Inn & Spa, 1800 West Loop South and 5050
                             Quorum

Crescent Real Estate         Chancellor Park, Denver Marriott City Center, MCI
Funding IX, L.P.:            Tower, Miami Center, Reverchon Plaza, 44 Cook
("Funding IX")               Street, 55 Madison and 6225 N. 24th Street

Crescent Real Estate         Fountain Place  and Post Oak Central (three Office
Funding X, L.P.              Properties)
("Funding X")


(1) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

SEGMENTS

         As of September 30, 2001, the Operating Partnership's assets and operations were composed of four major investment segments:

         o    Office Segment;

         o    Resort/Hotel Segment;

         o    Residential Development Segment; and

         o    Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned or had an interest in the following real estate assets (the "Properties") as of September 30, 2001:

         o OFFICE SEGMENT consisted of 75 office properties (collectively referred to as the "Office Properties") located in 26 metropolitan submarkets in six states, with an aggregate of approximately 28.1 million net rentable square feet and three retail properties with an aggregate of approximately 0.4 million net rentable square feet.

         o RESORT/HOTEL SEGMENT consisted of five destination resort properties with a total of 1,028 rooms/guest nights and four upscale business-class hotel properties with a total of 1,769 rooms (collectively referred to as the "Resort/Hotel Properties").

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 20 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT, which, as of September 30, 2001, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         o OTHER PROPERTIES consisted of 19 behavioral healthcare properties in seven states (collectively referred to as the "Behavioral Healthcare Properties"). The Operating Partnership has entered into contracts or letters of intent to sell six additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 13 Behavioral Healthcare Properties.

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

         See "Note 6. Segment Reporting" for a table showing total revenues, funds from operations and equity in net income of unconsolidated companies for each of these investment segments for the three and nine months ended September 30, 2001 and 2000 and identifiable assets for each of these investment segments at September 30, 2001 and December 31, 2000.

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

2.   RECENTLY ISSUED ACCOUNTING STANDARDS:

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. Management does not believe SFAS No. 141 will have a material impact on the Operating Partnership's interim or annual financial statements.

3.   PROPERTIES HELD FOR DISPOSITION:

BEHAVIORAL HEALTHCARE PROPERTIES

         As of September 30, 2001, the Operating Partnership owned 19 Behavioral Healthcare Properties, all of which were classified as held for disposition. The carrying value of the Behavioral Healthcare Properties at September 30, 2001 was approximately $41,151. During the nine months ended September 30, 2001, the Operating Partnership recognized an impairment loss of approximately $7,058 on six of the Behavioral Healthcare Properties held for disposition, which is included in Impairment and Other Charges Related to Real Estate Assets of $18,932. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for these six Properties. Depreciation expense has not been recognized since the dates the Behavioral Healthcare Properties were classified as held for sale.

4.   EARNINGS PER UNIT OF PARTNERSHIP INTEREST:

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------------------
                                                               2001                                    2000
                                                 ----------------------------------      -------------------------------
                                                             Wtd. Avg.    Per Unit                   Wtd. Avg.  Per Unit
                                                  Income       Units       Amount         Income       Units     Amount
                                                 ---------   ---------    ---------      ---------   ---------  --------
BASIC EPS -
Net income                                       $  33,121     68,313                    $ 106,764     67,886
6 3/4% Series A Preferred Unit distributions        (3,375)        --                       (3,375)        --
Share repurchase agreement return                       --         --                       (1,647)        --
                                                 ---------     ------     ---------      ---------     ------     -----
Net income available to partners                 $  29,746     68,313     $    0.44      $ 101,742     67,886     $1.50
                                                 =========     ======     =========      =========     ======     =====


DILUTED EPS -
Net Income available to partners                 $  29,746     68,313                    $ 101,742     67,886
Effect of dilutive securities:
   Unit options                                         --        937                           --        880
                                                 ---------     ------     ---------      ---------     ------     -----
Net income available to partners                 $  29,746     69,250     $    0.43      $ 101,742     68,766     $1.48
                                                 =========     ======     =========      =========     ======     =====

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------------------------------------------------
                                                              2001                                  2000
                                               ----------------------------------    -----------------------------------
                                                            Wtd. Avg.   Per Unit                  Wtd. Avg.    Per Unit
                                                Income        Units      Amount       Income        Units       Amount
                                               ---------    ---------   ---------    ---------    ---------    ---------
BASIC EPS -
Income before extraordinary item               $ 113,228       68,090                $ 208,969       67,847
6 3/4% Series A Preferred Unit distributions     (10,125)          --                  (10,125)          --
Share repurchase agreement return                     --           --                   (4,441)          --
                                               ---------    ---------   ---------    ---------    ---------    ---------
Income available to partners
    before extraordinary item                  $ 103,103       68,090   $    1.51    $ 194,403       67,847    $    2.87
Extraordinary item -
    extinguishment of debt                       (12,174)          --       (0.18)      (4,378)          --        (0.06)
                                               ---------    ---------   ---------    ---------    ---------    ---------

Net income available to partners               $  90,929       68,090   $    1.33    $ 190,025       67,847    $    2.81
                                               =========    =========   =========    =========    =========    =========

DILUTED EPS -
Income available to partners
    before extraordinary item                  $ 103,103       68,090                $ 194,403       67,847
Effect of dilutive securities:
   Unit options                                       --          921                       --          532
                                               ---------    ---------   ---------    ---------    ---------    ---------

Income available to partners
    before extraordinary item                  $ 103,103       69,011   $    1.49    $ 194,403       68,379    $    2.84
Extraordinary item -
    extinguishment of debt                       (12,174)          --       (0.18)      (4,378)          --        (0.06)
                                               ---------    ---------   ---------    ---------    ---------    ---------

Net income available to partners               $  90,929       69,011   $    1.31    $ 190,025       68,379    $    2.78
                                               =========    =========   =========    =========    =========    =========

         The effect of the conversion of the 6 3/4% Series A Convertible Cumulative Preferred Units is not included in the computation of Diluted EPS for the three or nine months ended September 30, 2001 or 2000, since the effect of their conversion is antidilutive.

5.   SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:

                                                                                               FOR THE NINE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                              ----------------------
                                                                                                 2001         2000
                                                                                              ---------    ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid on debt                                                                         $ 143,908    $ 161,671
Additional interest paid resulting from cash flow hedge agreements                                7,150          622
                                                                                              ---------    ---------
Total interest paid                                                                           $ 151,058    $ 162,293
                                                                                              =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Issuance of Operating Partnership units in conjunction with settlement of
   an obligation                                                                              $      --    $   2,125
Sale of marketable securities                                                                    (8,642)          --
Unrealized net loss on available-for-sale securities                                                 --        6,932
Share Repurchase Agreement Return                                                                    --        4,441
Adjustment of cash flow hedges to fair value                                                    (19,649)       2,337
Equity investment in a tenant in exchange for office space/other investment
   ventures                                                                                          --        4,485
Impairment related to investments in unconsolidated companies                                        --        8,525
Acquisition of ownership of certain assets previously owned by Broadband in
   consideration for conveyance of the Operating Partnership's equity interest in Broadband       7,200           --

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

         Selected financial information related to each segment for the three and nine months ended September 30, 2001 and 2000 and identifiable assets for each of the segments at September 30, 2001 and December 31, 2000 are presented below.

                                                         FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                        ----------------------    ----------------------
                                                          2001         2000         2001         2000
                                                        ---------    ---------    ---------    ---------
Revenues:
  Office Segment                                        $ 153,823    $ 151,347    $ 464,174    $ 447,989
  Resort/Hotel Segment                                     12,449       19,728       44,523       55,735
  Residential Development Segment                              --           --           --           --
  Temperature-Controlled Logistics Segment                     --           --           --           --
  Corporate and other (1)                                  17,660       19,602       60,201       37,970
                                                        ---------    ---------    ---------    ---------
TOTAL REVENUES                                          $ 183,932    $ 190,677    $ 568,898    $ 541,694
                                                        =========    =========    =========    =========

FUNDS FROM OPERATIONS:
  Office Segment                                        $  91,237    $  92,917    $ 273,134    $ 266,341
  Resort/Hotel Segment                                     12,374       19,598       44,142       55,235
  Residential Development Segment                          10,278       14,761       36,927       52,665
  Temperature-Controlled Logistics Segment                  3,621        8,101       19,084       25,218
  Corporate and other adjustments:
   Interest expense                                       (44,908)     (50,458)    (139,189)    (154,544)
   6 3/4% Series A Preferred Unit distributions            (3,375)      (3,375)     (10,125)     (10,125)
   Other (1)                                                7,894       12,296       34,840       25,553
   Corporate general and administrative                    (6,221)      (5,305)     (18,374)     (14,632)
                                                        ---------    ---------    ---------    ---------
TOTAL FUNDS FROM OPERATIONS                             $  70,900    $  88,535    $ 240,439    $ 245,711
                                                        ---------    ---------    ---------    ---------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
  NET INCOME:
  Depreciation and amortization of real estate assets   $ (30,840)   $ (30,727)   $ (89,859)   $ (90,872)
  Gain on property sales, net                               1,032       63,679          570       92,432
  Impairment and other charges related to
   real estate assets                                      (3,608)          --      (18,932)          --
  Gain on real estate securities sale                       3,627           --        3,627           --
  Extraordinary item - extinguishment of debt                  --           --      (12,174)      (4,378)
  Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies:
         Office Properties                                 (2,663)      (1,805)      (6,718)      (3,522)
         Residential Development Properties                (3,015)      (8,828)      (9,224)     (24,551)
         Temperature-Controlled Logistics Properties       (5,687)      (7,465)     (16,800)     (20,354)
  6 3/4% Series A Preferred Unit distributions              3,375        3,375       10,125       10,125
                                                        ---------    ---------    ---------    ---------
NET INCOME                                              $  33,121    $ 106,764    $ 101,054    $ 204,591
                                                        =========    =========    =========    =========

EQUITY IN NET INCOME OF UNCONSOLIDATED
  COMPANIES:
  Office Properties                                     $   1,520    $     135    $   3,841    $   3,235
  Resort/Hotel Properties                                      --           --           --           --
  Residential Development Properties                        7,263        5,934       27,703       28,115
  Temperature-Controlled Logistics Properties              (2,066)         637        2,285        4,865
  Other                                                     1,686        2,310        2,896        7,629
                                                        ---------    ---------    ---------    ---------
TOTAL EQUITY IN NET INCOME OF
  UNCONSOLIDATED COMPANIES                              $   8,403    $   9,016    $  36,725    $  43,844
                                                        =========    =========    =========    =========

                                                              BALANCE AT
                                                      ---------------------------
                                                      SEPTEMBER 30,  DECEMBER 31,
                                                          2001           2000
                                                      -------------  ------------
Identifiable Assets:
  Office Segment                                       $2,677,712     $3,088,653
  Resort/Hotel Segment                                    498,369        468,286
  Residential Development Segment                         362,577        305,187
  Temperature-Controlled Logistics Segment                309,630        308,035
  Other (1)                                               573,136        646,289
                                                       ----------     ----------
TOTAL IDENTIFIABLE ASSETS                              $4,421,424     $4,816,450
                                                       ==========     ==========

-------------------

(1) For purposes of this Note, the Behavioral Healthcare Properties' financial information has been included in this line item.

         At September 30, 2001, Crescent Operating, Inc. ("COPI") was the Operating Partnership's largest lessee in terms of total revenues. COPI was the lessee of eight of the Resort/Hotel Properties for the nine months ended September 30, 2001. Total revenues from COPI for the nine months ended September 30, 2001 were approximately 8% of the Operating Partnership's total revenues. See "Note 18. COPI" for a description of the definitive agreement the Operating Partnership entered into with COPI.

         See "Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Temperature-Controlled Logistics Properties" for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

7.  INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies or equity investments:

                                                                                            OPERATING PARTNERSHIP'S OWNERSHIP
                     ENTITY                                     CLASSIFICATION                AS OF SEPTEMBER 30, 2001(1)
--------------------------------------------------    ------------------------------------  ---------------------------------
Desert Mountain Development Corporation               Residential Development Corporation                95%(2)
The Woodlands Land Company, Inc.                      Residential Development Corporation                95%(2)
Crescent Resort Development, Inc.                     Residential Development Corporation                90%(2)
Mira Vista Development Corp.                          Residential Development Corporation                94%(2)
Houston Area Development Corp.                        Residential Development Corporation                94%(2)
Temperature-Controlled Logistics Partnership           Temperature-Controlled Logistics                   40%
The Woodlands Commercial                                  Office (office/venture tech
    Properties Company, L.P.                                      portfolio)                             42.5%
Main Street Partners, L.P.                                 Office (office property -
                                                               Bank One Center)                           50%
Crescent 5 Houston Center, L.P.                                     Office                                25%
Austin PT Bank One Tower Office Limited Partnership                 Office                                20%
Houston PT Four Westlake Office Limited Partnership                 Office                                20%
DBL Holdings, Inc.                                                   Other                               97.4%
CRL Investments, Inc.                                                Other                                95%
CRL License, LLC                                                     Other                               28.5%


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

JOINT VENTURE ARRANGEMENTS

5 Houston Center

         On June 4, 2001, the Operating Partnership entered into a joint venture arrangement with a pension fund advised by JPMorgan Investment Management, Inc. ("JPM") to construct 5 Houston Center within the Operating Partnership's Houston Center mixed-use Office Property complex in Houston, Texas. The joint venture is structured such that JPM holds a 75% equity interest, and the Operating Partnership holds a 25% equity interest. The Operating Partnership contributed approximately $8,500 of land and $12,300 of development costs to the joint venture entity and received $14,800 in net proceeds. In addition, the Operating Partnership will develop, manage and lease the Property on a fee basis. During the nine months ended September 30, 2001, the Operating Partnership received $2,300 for these services. The Class A Office Property will consist of 577,000 net rentable square feet.

         During the second quarter of 2001, the joint venture entity obtained an $82,500 construction loan, due May 2004, that bears interest at prime plus 100 basis points or LIBOR plus 225 basis points at the discretion of the borrower.

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Operating Partnership entered into joint venture arrangements with an affiliate of General Electric Pension Fund, ("GE") for two Office Properties, Four Westlake Park in Houston, Texas and Bank One Tower in Austin, Texas. The joint ventures are structured such that GE holds an 80% equity interest in each of Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Office Property located in downtown Austin. The Operating Partnership continues to hold the remaining 20% equity interest in each. In addition, the Operating Partnership manages and leases the Properties on a fee basis. The joint ventures generated approximately $120,000 in net proceeds to the Operating Partnership, including distributions to the Operating Partnership resulting from mortgage financing at the joint venture level. The joint venture was accounted for as a partial sale of these Office Properties, resulting in a gain of approximately $7,577, net of a deferred gain of approximately $1,894.

METROPOLITAN

         On May 24, 2001, the Operating Partnership converted its $85,000 preferred member interest in Metropolitan Partners, LLC ("Metropolitan") into approximately $75,000 of common stock of Reckson Associates Realty Corp. ("Reckson"). The Operating Partnership subsequently sold the Reckson common stock on August 17, 2001 for approximately $78,600, resulting in a gain of approximately $3,600. The proceeds were used to pay down the Fleet Facility.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         AmeriCold Logistics, LLC ("AmeriCold Logistics"), as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146,000, the adjustment of the rental obligation for 2002 to $150,000 (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5,000 to $9,500 (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid to December 31, 2003. As of September 30, 2001, AmeriCold Logistics had deferred $37,100 of rent, of which the Operating Partnership's portion was $14,700. In addition, the leases permit AmeriCold Logistics to defer a portion of the rent for the Temperature-Controlled Logistics Properties for up to three years beginning on March 12,1999, to the extent that available cash, as defined in these leases, is insufficient to pay such rent. The Operating Partnership anticipates that AmeriCold Logistics will defer additional rent in the fourth quarter of 2001.

         AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent declined 21% and 15% for the three and nine months ended September 30, 2001, compared to the same periods in 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and a reduction in the frequency of customer inventory turnover. As a result, AmeriCold Logistics elected to defer $8,800 of rent for the three months ended September 30, 2001, of which the Operating Partnership's portion was $3,500.

         The following table shows total deferred rent, the Operating Partnership's portion of the deferred rent, total valuation allowance and the Operating Partnership's portion of the valuation allowance at December 31, 2000, and for the nine months ended September 31, 2001.

                                                     DEFERRED RENT         VALUATION ALLOWANCE
                                                 ----------------------  ----------------------
                                                            OPERATING               OPERATING
                                                          PARTNERSHIP'S           PARTNERSHIP'S
                                                  TOTAL      PORTION      TOTAL      PORTION
                                                 -------  -------------  -------  -------------
Balance at December 31, 2000                     $24,400     $ 9,600     $16,300     $ 6,500
For the nine months ended September 30, 2001      12,700       5,100      12,700       5,100
                                                 -------     -------     -------     -------
Total                                            $37,100     $14,700     $29,000     $11,600
                                                 =======     =======     =======     =======

         The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Temperature-Controlled Logistics," "Office" and "Other," as applicable, as of September 30, 2001 and December 31, 2000 for balance sheet information and for the nine months ended September 30, 2001 and September 30, 2000 for operating information.

                                                                      BALANCE AT SEPTEMBER 30, 2001
                                                        --------------------------------------------------------
                                                        RESIDENTIAL    TEMPERATURE-
                                                        DEVELOPMENT     CONTROLLED
                                                        CORPORATIONS     LOGISTICS       OFFICE         OTHER
                                                        ------------   ------------    ----------     ----------
BALANCE SHEETS:
Real estate, net                                         $  986,421     $1,278,893     $  493,993
Cash                                                         17,818         37,417         25,905
Other assets                                                148,917         79,397         31,506
                                                         ----------     ----------     ----------
     Total assets                                        $1,153,156     $1,395,707     $  551,404
                                                         ==========     ==========     ==========

Notes payable                                            $  240,903     $  572,087     $  333,455
Notes payable to the Operating Partnership                  223,219         11,333             --
Other liabilities                                           478,301         44,477         19,919
Equity                                                      210,733        767,810        198,030
                                                         ----------     ----------     ----------
      Total liabilities and equity                       $1,153,156     $1,395,707     $  551,404
                                                         ==========     ==========     ==========

Operating Partnership's share of unconsolidated debt     $   97,265     $  228,835     $  133,335
                                                         ==========     ==========     ==========

Operating Partnership's investments in real estate
  mortgages and equity of unconsolidated companies       $  362,577     $  309,630     $  107,385     $   35,421
                                                         ==========     ==========     ==========     ==========

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                               ----------------------------------------------------
                                               RESIDENTIAL    TEMPERATURE-
                                               DEVELOPMENT     CONTROLLED
                                               CORPORATIONS    LOGISTICS     OFFICE(1)      OTHER
                                               ------------   ------------   ---------     --------
SUMMARY STATEMENTS OF OPERATIONS:
Total revenues                                   $304,279       $107,287     $ 61,945
Expenses:
   Operating expense                              212,078         22,662(2)    25,668
   Interest expense                                 7,029         43,888       14,955
   Depreciation and amortization                   11,389         34,350       13,335
   Taxes                                           14,810             --           --
                                                 --------       --------     --------
Total expenses                                    245,306        100,900       53,958
                                                 --------       --------     --------

Net income                                       $ 58,973       $  6,387     $  7,987
                                                 ========       ========     ========

Operating Partnership's equity in net income
  of unconsolidated companies                    $ 27,703       $  2,285     $  3,841      $  2,896
                                                 ========       ========     ========      ========

----------

(1) This column includes information for Four Westlake Park and Bank One Tower, which were contributed by the Operating Partnership to joint ventures on July 30, 2001. Therefore, net income for 2001 includes only the months of August and September for these Properties.

(2) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

BALANCE SHEETS:

                                                                       BALANCE AT DECEMBER 31, 2000
                                                        --------------------------------------------------------
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
                                                         ===========     ===========         ===========     ===========

SUMMARY STATEMENTS OF OPERATIONS:

                                                                    FOR THE YEAR ENDED DECEMBER 31, 2000
                                                        ----------------------------------------------------------------
                                                        RESIDENTIAL      TEMPERATURE-
                                                        DEVELOPMENT       CONTROLLED
                                                        CORPORATIONS      LOGISTICS            OFFICE           OTHER
                                                        ------------     ------------        -----------     -----------
Total revenues                                           $   544,792     $   154,341         $    89,841
Expenses:
   Operating expense                                         402,577          21,982(1)           34,261
   Interest expense                                            7,223          46,637              25,359
   Depreciation and amortization                              16,311          57,848              20,673
   Taxes                                                      33,214           7,311                  --
   Other (income) expense                                         --          (2,886)                 --
                                                         -----------     -----------         -----------
Total expenses                                           $   459,325     $   130,892         $    80,293
                                                         -----------     -----------         -----------

Net income                                               $    85,467     $    23,449(1)      $     9,548
                                                         ===========     ===========         ===========

Operating Partnership's equity in net income
  of unconsolidated companies                            $    53,470     $     7,432         $     3,164     $    11,645
                                                         ===========     ===========         ===========     ===========

----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

8.   NOTES PAYABLE AND BORROWINGS UNDER FLEET FACILITY:

         The following is a summary of the Operating Partnership's debt financing at September 30, 2001:

                                                                                        BALANCE
                                                                                     OUTSTANDING AT
                                                                                   SEPTEMBER 30, 2001
                                                                                   ------------------
SECURED DEBT

  Fleet Fund I and II Term Loan(1) due March 2005, bears interest at LIBOR plus
  325 basis points (at September 30, 2001, the interest rate was 6.81%), with a four-year interest-only term,
  secured by equity interests in Funding I and II                                      $275,000

  AEGON Partnership Note(2) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V
  Properties                                                                            271,060

  LaSalle Note I(3) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule
  through maturity in August 2027, secured by the Funding I Properties                  239,000

  Deutsche Bank-CMBS Loan due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points (at September 30, 2001, the interest rate was 5.84%), with a three-year interest-only term and two one-year extension options,
  secured by the Funding X Properties and Spectrum Center                               220,000

  JP Morgan Mortgage Note(4), bears interest at a fixed rate of 8.31% with a two-year interest-only term (through October 2001), followed by principal amortization based on a 15-year amortization schedule through maturity in
  October 2016, secured by the Houston Center mixed-use Office
  Property complex                                                                      200,000

  LaSalle Note II(5) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule
  through maturity in March 2028, secured by the Funding II Properties                  161,000

  CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center
  Resort/Hotel Property                                                                  63,500

  Metropolitan Life Note V (6) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran
  Center Office Property                                                                 38,831

  Northwestern Life Note due January 2003, bears interest at 7.66% with an
  interest-only term, secured by the 301 Congress Avenue Office Property                 26,000

  Mitchell Mortgage Note due August 2002, bears interest at 7.00% with an
  interest-only term, secured by four of The Woodlands Office Properties                  9,196

                                                                                        BALANCE
                                                                                     OUTSTANDING AT
                                                                                   SEPTEMBER 30, 2001
                                                                                   ------------------
SECURED DEBT - CONTINUED

  Nomura Funding VI Note(7) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
  July 2020,
  secured by the Funding VI Property                                                        8,224

  Woodmen of the World Note(8) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year
  amortization schedule, secured by the Avallon IV Office Property                          6,458

  Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization
  schedule, secured by a parcel of land                                                       661

UNSECURED DEBT

  Fleet Facility (1) due May 2004, bears interest at LIBOR plus 187.5 basis points (at September 30, 2001, the interest rate was 5.58%), with a three-year interest-only term and a
  one-year extension option                                                               155,000

  2007 Notes(9) bear interest at a fixed rate of 7.50% with a ten-year interest-
  only term, due September 2007                                                           250,000

  2002 Notes(9) bear interest at a fixed rate of 7.00% with a five-year interest-
  only term, due September 2002                                                           150,000

  SHORT-TERM BORROWINGS

  JPMorgan Loan Sales Facility bears interest at the Fed Funds rate plus 150 basis points (at September 30, 2001, the interest rate was 4.50%) due October
  2001                                                                                     10,000
                                                                                       ----------

       Total Notes Payable                                                             $2,083,930
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

(7) In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date by making a final payment of $6,135.

(8) The outstanding principal balance of this loan at maturity will be approximately $6,500.

(9)  The notes were issued in an offering registered with the SEC.

         Below are the aggregate principal amounts due as of September 30, 2001 under the Fleet Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

                             SECURED           UNSECURED            TOTAL
                           -----------         ---------          ----------
2001                       $     1,925         $  10,000          $   11,925
2002                            83,109           150,000             233,109
2003                            41,059                 -              41,059
2004                           236,857           155,000             391,857
2005                           328,863                 -             328,863
Thereafter                     827,117           250,000           1,077,117
                           -----------         ---------          ----------
                           $ 1,518,930         $ 565,000          $2,083,930
                           ===========         =========          ==========

         As of September 30, 2001, the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt.

DEBT REFINANCING AND FLEET FACILITY

         In May 2001, the Operating Partnership (i) repaid and retired the UBS Facility which consisted of the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II; (ii) repaid and retired the iStar Financial Note; and (iii) modified the Fleet Term Note II with proceeds from a $970,000 debt refinancing.

New Debt Resulting from Refinancing

                                   MAXIMUM              INTEREST                MATURITY
        DESCRIPTION               BORROWING               RATE                    DATE
-----------------------------   -------------    --------------------------    ----------
Fleet Facility                   $ 400,000(1)    LIBOR + 187.5 basis points      2004(2)
Fleet Fund I and II Term Loan    $ 275,000       LIBOR + 325 basis points        2005
Deutsche Bank - CMBS Loan        $ 220,000       LIBOR + 234 basis points        2004(3)
Deutsche Bank Short-Term Loan    $  75,000       LIBOR + 300 basis points        2001(4)

----------

(1) The $400,000 Fleet Facility is an unsecured revolving line of credit. The weighted average interest rate from the origination of the note in May 2001 through September 30, 2001 is 5.93%.

(2)  One-year extension option.

(3)  Two one-year extension options.

(4)  Repaid September 19, 2001.

DEBT REPAID OR MODIFIED BY REFINANCING

                                   MAXIMUM               INTEREST               MATURITY         BALANCE
         DESCRIPTION              BORROWING                RATE                   DATE       REPAID/MODIFIED
-----------------------------   -------------    --------------------------    ----------    ---------------
UBS Line of Credit                $ 300,000      LIBOR + 250 basis points         2003           $ 165,000
UBS Term Loan I                   $ 146,775      LIBOR + 250 basis points         2003           $ 146,775
UBS Term Loan II                  $ 326,677      LIBOR + 275 basis points         2004           $ 326,677
Fleet Term Note II                $ 200,000      LIBOR + 400 basis points         2003           $ 200,000
iStar Financial Note              $  97,123      LIBOR + 175 basis points         2001           $  97,123

9.   INTEREST RATE CAPS:

         In connection with the closing of the Deutsche Bank - CMBS Loan in May 2001, the Operating Partnership entered into a LIBOR interest rate cap struck at 7.16% for a notional amount of $220,000, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Operating Partnership's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these instruments are expected to substantially offset each other.

10.  CASH FLOW HEDGES:

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of September 30, 2001, the Operating Partnership had entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which was adopted in the third quarter of 1999.

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements as of September 30, 2001 and interest expense for the nine months ended September 30, 2001:

                                                                 INTEREST EXPENSE
        NOTIONAL      MATURITY     REFERENCE      FAIR          FOR THE NINE MONTHS
         AMOUNT         DATE         RATE      MARKET VALUE   ENDED SEPTEMBER 30, 2001
        --------      ---------    ---------   ------------   ------------------------
        $200,000       9/1/2003     6.183%       $(11,387)             $ 1,925
        $200,000       2/3/2003     7.11%        $(11,689)             $ 3,654
        $100,000      4/18/2004     6.76%        $ (8,175)             $ 1,571

         The Operating Partnership has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Operating Partnership uses the cumulative dollar offset approach as described in Derivatives Implementation Group ("DIG") Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The Operating Partnership uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Operating Partnership will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in accordance with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $17,000 to $20,000 will be reclassified from accumulated other comprehensive income to earnings as interest expense related to the effective portions of the cash flow hedge agreements.

11.  MINORITY INTEREST:

         Minority interest represents joint venture and preferred equity interests held by third parties in other consolidated subsidiaries.

12.  SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

         As of September 30, 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of September 30, 2001, GMAC Commercial Mortgage Corporation ("GMACCM") held $218,400 of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units receive a preferred variable-rate dividend currently calculated at LIBOR plus 450 basis points, or approximately 8.2% per annum as of September 30, 2001, and are redeemable at the option of the Operating Partnership at the original purchase price.

         As of September 30, 2001, Funding IX had loaned a total of $281,107 million from the net proceeds from the sale of the Class A Units and a portion of the net proceeds from the sale of one of the Properties held by Funding IX to a wholly-owned subsidiary of the Company which used the proceeds to repurchase 14,468,623 of the Company's outstanding common shares. The note, which is included in Notes Receivable, Net, bears interest based on the dividends paid on the common shares held by the wholly-owned subsidiary of the Company and matures on March 15, 2003. As of September 30, 2001, the rate was approximately 11.3%. For the nine months ended September 30, 2001 the Operating Partnership recognized interest income of $24,000 on the note. See "Note 13. Partners' Capital." The repurchased common shares are consolidated as treasury shares in accordance with GAAP in the Company's financial statements. However, these shares are held in a wholly-owned subsidiary of the Company until all the Class A Units are redeemed. Distributions will continue to be paid by the Company on these repurchased common shares and will be used to pay dividends on the Class A Units.

13.  PARTNERS' CAPITAL:

         Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the nine months ended September 30, 2001, there were 393,524 units exchanged for 787,048 common shares of the Company.

EMPLOYEE STOCK PURCHASE PLAN

         On June 25, 2001, the shareholders of the Company approved adoption of a new Employee Stock Purchase Plan (the "ESPP"), that is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP provides for the grant of rights to purchase common shares at a discount. The ESPP is not subject to the provisions of ERISA. The ESPP was effective October 1, 2001, and will terminate on May 14, 2011.

         The 1,000,000 common shares of the Company that may be issued pursuant to the purchase of common shares of the Company under the ESPP represent less than 0.92% of the Company's outstanding common shares at September 30, 2001. The aggregate fair market value of the 1,000,000 common shares of the Company that may be issued under the ESPP is approximately $18,010, based on the closing price of the common shares on October 26, 2001.

SHARE REPURCHASE PROGRAM

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of the Company's outstanding common shares from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"), in an amount not to exceed $500,000. On October 15, 2001, the Company's Board of Trust Managers authorized an increase in the size of the Share Repurchase Program from $500,000 to $800,000. The repurchase of common shares by the Company will decrease the Company's limited partner interest, which will result in an increase in net income per unit.

         The Company commenced its Share Repurchase Program in March 2000. As of September 30, 2001, the Company had repurchased 14,505,084 common shares, (20,286 of which have been retired), at an average price of $19.52 per common share for an aggregate of approximately $283,080. As of September 30, 2001, the Company held 14,468,623 of the repurchased common shares in a wholly-owned subsidiary of the Company. The 14,468,623 common shares were repurchased by the Company with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. Pursuant to an agreement between the Company and the subsidiary, the Company is required to purchase these common shares from the subsidiary no later than March 15, 2003, at which time the shares will be retired. The retirement of the shares will decrease the Company's limited partner interest, which in turn will result in an increase in net income per unit.

         From January 1, 2001 through October 16, 2001, the Company did not make any significant repurchases of common shares. On October 17, 2001, the Company began repurchasing additional shares and since that date has repurchased 4,000,000 common shares at an average price of $18.03 per common share for an aggregate of approximately $72,000.

         The Company expects the Share Repurchase Program to continue to be funded through financing arrangements, which, in some cases, may be secured by the repurchased common shares, equity offerings including preferred and/or convertible securities, and asset sales. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

DISTRIBUTIONS

         The following table summarizes the distributions paid or declared by the Operating Partnership to unitholders during the nine months ended September 30, 2001.

                                                   TOTAL           RECORD         PAYMENT       ANNUAL
         SECURITY              DISTRIBUTION        AMOUNT           DATE            DATE     DISTRIBUTION
---------------------------    -------------      --------        ---------       --------   ------------
 Units                             $ 1.10         $ 74,697          1/31/01        2/15/01      $ 4.40
 Units                             $ 1.10         $ 74,789          4/30/01        5/15/01      $ 4.40
 Units                             $ 1.10         $ 74,986          7/31/01        8/15/01      $ 4.40
 Units                             $ 0.75(1)      $ 53,312         10/31/01       11/15/01      $ 3.00(1)
 6 3/4% Series A Preferred
    Units                          $ 0.420        $  3,375          1/31/01        2/15/01      $ 1.69
 6 3/4% Series A Preferred
    Units                          $ 0.420        $  3,375          4/30/01        5/15/01      $ 1.69
 6 3/4% Series A Preferred
    Units                          $ 0.420        $  3,375          7/31/01        8/15/01      $ 1.69
 6 3/4% Series A Preferred
    Units                          $ 0.420        $  3,375         10/31/01       11/15/01      $ 1.69

----------

 (1) On October 17, 2001, the Operating Partnership announced that the quarterly distribution is being reduced from $1.10, or an annualized distribution of $4.40 per unit, to $0.75 per unit, or an annualized distribution of $3.00 per unit.

14.  RELATED PARTY INVESTMENT:

DBL HOLDINGS, INC.

         Since June 1999, the Operating Partnership has contributed approximately $23,800 to DBL Holdings, Inc. ("DBL"). The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary, that subsequently used the contribution to acquire a limited partner interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director of CREE, Ltd., and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company and member of the Strategic Planning Committee of CREE, Ltd., each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP. At September 30, 2001, DBL's primary holdings consisted of the 12.5% investment in G2, and the Operating Partnership's indirect investment in G2 was approximately $14,000.

LOANS TO EMPLOYEES OF THE OPERATING PARTNERSHIP AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of September 30, 2001, the Operating Partnership had loaned approximately $32,959 (including approximately $3,855 loaned during the nine months ended September 30, 2001) to certain employees of the Operating Partnership and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and the Operating Partnership's unit incentive plans. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company and units of the Operating Partnership pursuant to the exercise of vested stock and unit options. These loans bear interest equal to the weighted average interest rate of the Operating Partnership at the end of the preceding quarter plus 50 basis points, with five-year interest-only terms, and have maturity dates through October 2005. At September 30, 2001, accrued interest in the amount of $761 was outstanding on these loans.

15.  SALE OF MARKETABLE SECURITIES:

         During April and May 2001, the Operating Partnership sold certain marketable securities which resulted in a net gain of approximately $6,000.

16.  CBHS:

         During the nine months ended September 30, 2001, in connection with the bankruptcy proceedings of Charter Behavioral Health Systems ("CBHS"), the former operator of the Behavioral Healthcare Properties, the Operating Partnership collected approximately $6,000 of a $10,000 working capital loan made to CBHS during the year ended December 31, 1999, which is included in Interest and Other Income of $60,201. This amount was previously expensed in 1999 with the recapitalization of CBHS.

         The Operating Partnership sold nine Behavioral Healthcare Properties during the nine months ended September 30, 2001. As of September 30, 2001, the Company owned 19 Behavioral Healthcare Properties. See "Note 17. Dispositions." The Operating Partnership has entered into contracts or letters of intent to sell six additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 13 Behavioral Healthcare Properties.

17.  DISPOSITIONS:

OFFICE PROPERTIES

         On September 18, 2001, the Operating Partnership completed the sale of the Washington Harbour Office Property. The sale generated net proceeds of approximately $153,000 and a net loss of approximately $9,800. The proceeds from the sale of Washington Harbour were used primarily to pay down variable-rate debt. Washington Harbour was the Operating Partnership's only Office Property in Washington, D.C.

BEHAVIORAL HEALTHCARE PROPERTIES

         During the nine months ended September 30, 2001, the Operating Partnership completed the sale of nine Behavioral Healthcare Properties, one of which was sold during the third quarter of 2001. The sales generated approximately $20,607 in net proceeds and a net loss of approximately $687 for the nine months ended September 30, 2001. The net proceeds from the sale of the nine Behavioral Healthcare Properties sold during the nine months ended September 30, 2001 were used primarily to pay down variable-rate debt.

OTHER PROPERTIES

         On September 28, 2001, the Woodlands Commercial Properties Company, L.P. sold two office/venture tech properties located within The Woodlands. The sale generated net proceeds of approximately $13,976, of which the Operating Partnership's portion was approximately $11,191. The sale generated a net gain of approximately $6,883, of which the Operating Partnership's portion was approximately $4,702. The proceeds to the Operating Partnership were used primarily to pay down variable-rate debt.

18.  COPI:

         COPI was formed to become a lessee and operator of various assets to be acquired by the Operating Partnership and to perform the intercompany agreement between COPI and the Operating Partnership, pursuant to which each agreed to provide the other with rights to participate in certain transactions.

         In connection with the formation and capitalization of COPI, the Operating Partnership contributed $14,100 to COPI and loaned approximately $35,900 to COPI pursuant to a five-year loan, which bears interest at 12% per annum, is collateralized by a lien on certain assets that COPI now owns or may acquire in the future, and matures in May 2002. Also, in connection with COPI's formation, the Operating Partnership established a $20,400 line of credit, which bears interest at 12% per annum. The line of credit was amended in August 1998 and again in March 1999, which ultimately resulted in a decrease in the amount available to $17,200. In March 1999, the Operating Partnership loaned approximately $19,500 to COPI pursuant to a three-year loan, which bears interest at 9% per annum, and is collateralized by certain assets that COPI now owns or may acquire in the future. In connection with the proposed acquisition by the Operating Partnership of certain assets of COPI, as described below, the Operating Partnership has agreed to defer all principal and interest payments due under the loans to COPI until the earlier of December 31, 2001 or closing of the proposed acquisition. In addition, the Operating Partnership has agreed, subject to closing of the proposed acquisition, not to charge interest on the loans beginning May 1, 2001. As a result, the Operating Partnership stopped accruing interest and recognizing interest income on the loans as of May 1, 2001. As of September 30, 2001, COPI had approximately $21,000 (including accrued interest of $2,800) and $49,000 (including accrued interest of $5,500) outstanding under the line of credit and term loans, respectively, with the Operating Partnership. As of September 30, 2001, the rent receivable balance under the hotel leases was approximately $40,200, of which approximately $32,800 had been deferred until the closing of the proposed acquisition by the Operating Partnership of certain assets of COPI. The Operating Partnership may agree to allow COPI to defer additional rent until the closing of the proposed acquisition.

         On June 28, 2001, the Operating Partnership entered into a definitive agreement with COPI for the acquisition of COPI's lease interests in the Resort/Hotel Properties and COPI's partnership interests and voting stock in the Residential Land Developments for $78,400 to be paid by a combination of cash and cancellation of rent due and substantially all outstanding debt payable to the Operating Partnership. Not included in the cancellation of debt is a $16,800 note payable to the Operating Partnership related to COPI's 40% ownership interest in AmeriCold Logistics. It is a condition to the closing of the acquisition, and the related transaction described below, that COPI have a limited amount of liabilities and a specified amount of cash following the closing of the transactions. The Operating Partnership believes that COPI may be unable to meet this condition as a result of deterioration in COPI's operations. If COPI is unable to meet this condition, and the Operating Partnership determines to close the transactions, the Operating Partnership may elect to write off a portion of its obligations from COPI in order to enable COPI to meet this condition.

         COPI has stated that if the proposed transactions do not close, it may file for bankruptcy protection. In the event that COPI files for bankruptcy protection, payment of COPI's debt and rent obligations to the Operating Partnership would be subject to the federal bankruptcy laws.

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

         The Operating Partnership, through its subsidiaries, will purchase from
COPI:

o COPI's Resort/Hotel lease interests, including the lease interests of Sonoma Mission Inn & Spa, Ventana Inn & Spa, Hyatt Regency Beaver Creek, Canyon Ranch-Tucson, Canyon Ranch-Lenox, Denver Marriott City Center, Hyatt Regency Albuquerque and Renaissance Houston for $37,800, approximately $30,000 of which will be expensed as a lease termination fee. As a result of the purchase, the Operating Partnership will receive 100% of the net cash flow from the Resort/Hotel operations.

o COPI's 52.5% partnership interest in the operator of The Woodlands, The Woodlands Operating Company, L.P., 100% of the voting common stock of Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and Crescent Resort Development, Inc. (formerly Crescent Development Management Corp.) and other assets for $40,600. As a result of the purchase, the Operating Partnership will gain control of the residential development corporations and obtain the 5% to 10% economic interests in the residential development corporations currently held by COPI.

         In a related transaction, the Operating Partnership agreed to acquire a $10,000 preferred interest in Crescent Machinery, Inc. ("Crescent Machinery"), a wholly-owned subsidiary of COPI. The Operating Partnership also agreed to invest in SunTx Fulcrum Fund, L.P. ("SunTx"), a Dallas-based private equity opportunity fund committed to acquire a preferred interest in Crescent Machinery and other investments. The

Operating Partnership, as one of several limited partners of SunTx, is committed to contribute up to $19,000 over a period of up to five years. As of September 30, 2001, the Operating Partnership had funded approximately $1,000 of this commitment.

         The closings of these transactions are contingent upon approval by the shareholders of COPI and the satisfaction of other closing conditions. COPI's Proxy Statement for Annual Meeting of Shareholders was filed on November 1, 2001. The annual meeting of COPI's shareholders is scheduled to be held on December 6, 2001.

19.  BROADBAND:

         In 2000, the Operating Partnership made an equity investment in Broadband Office, Inc. ("Broadband"), (a facilities-based provider of broadband data, video and voice communication services delivered over fiber optic networks), and related entities. In May 2001, Broadband filed for Chapter 11 bankruptcy protection. As of September 30, 2001, the Operating Partnership's investment in Broadband was approximately $7,200. Yipes Communications Group, Inc. ("Yipes"), another telecom provider, has received approval from the federal bankruptcy court to acquire certain rights formerly owned by Broadband. In addition, Yipes has executed agreements with nine major real estate entities, including the Operating Partnership, to assume telecom licensing agreements, in modified formats. As part of this transaction, the Operating Partnership acquired ownership of certain assets previously owned by Broadband in consideration for conveyance of its equity interest in Broadband. As a result, the Operating Partnership reclassified its investment in Broadband of approximately $7,200 from Other Assets to Building Improvements. It is included in $2,968,107 of Building Improvements at September 30, 2001. Therefore, Broadband's bankruptcy did not have a material effect on the Operating Partnership's financial statements at September 30, 2001.

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

         The following factors might cause such a difference:

         o Further deterioration in the Resort/Hotel markets or in the market for residential land or luxury residences, including single-family homes, townhomes and condominiums, or in the economy generally;

         o The Operating Partnership's ability, at its Office Properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which may be adversely affected by changes in real estate conditions (including rental rates and competition from other properties and new development of competing properties or a general downturn in the economy);

         o Increases in expenses associated with operation of the Operating Partnership's Properties;

         o Financing risks, such as the ability to generate revenue sufficient to service and repay existing or additional debt, the Operating Partnership's ability to fund the share repurchase program, increases in debt service associated with increased debt and with variable-rate debt, the ability to meet financial covenants and the Operating Partnership's ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

         o The Operating Partnership's inability to consummate its proposed acquisition of assets of COPI in satisfaction of COPI's deferred rent and debt obligations to the Operating Partnership;

         o Further adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy which may further jeopardize the ability of the Operating Partnership's tenant to pay all current and deferred rent due to the Operating Partnership);

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

SUMMARY

         The economic slowdown in the third quarter of 2001, and the effects of the September 11, 2001 tragedy have had an adverse impact on Resort/Hotel operations and lot sales at the Desert Mountain Residential Development Property. However, the Office Property portfolio, which represents approximately 65% of total assets, continues to be in line with management's expectations. Although management does not expect full recovery of these investment segments in the near-term, the Operating Partnership remains committed to its fundamental investment segments.

         The following sections include information for each of the Operating Partnership's investment segments for the nine months ended September 30, 2001.

OFFICE SEGMENT

         As of September 30, 2001, the Operating Partnership owned or had an interest in 75 Office Properties.

         The following table shows the same-store net operating income growth for the approximately 25.5 million square feet of Office Property space owned as of September 30, 2001, which excludes approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Operating Partnership owns a 50% equity interest, approximately 1.0 million square feet of Office Property space at Four Westlake Park and Bank One Tower, in each of which the Operating Partnership has a 20% equity interest, and 0.1 million square feet of Office Property space at Avallon IV, which was completed during the nine months ended September 30, 2001.

                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                           --------------------------------------------------   --------------------------------------------------
                                                                 PERCENTAGE/                                         PERCENTAGE/
                                2001              2000         POINT INCREASE        2001              2000         POINT INCREASE
                           --------------    --------------    --------------   --------------    --------------    --------------
(DOLLARS IN MILLIONS)
Same-store Revenues        $        139.5    $        130.7              6.7%   $        414.7    $        385.8            7.5%
Same-store Expenses                 (63.0)            (55.4)            13.7%           (187.8)           (170.7)          10.0%
                           --------------    --------------                     --------------    --------------
Net Operating Income       $         76.5    $         75.3              1.6%   $        226.9    $        215.1             5.5%
                           ==============    ==============                     ==============    ==============
Weighted Average Occupancy           92.2%             92.6%            (0.4)pts          92.6%             91.6%            1.0 pts


         The following table shows renewed or re-leased leasing activity and the percentage increase of signed leasing rates compared to expiring leasing rates at the Operating Partnership's Office Properties owned as of September 30, 2001.

                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                               ------------------------------------------------------------
                                   SIGNED               EXPIRING             PERCENTAGE
                                   LEASES                LEASES               INCREASE
                               ------------------   ------------------   ------------------
Renewed or Re-leased (1)          656,000 sq. ft.                  N/A                  N/A
Weighted average full-
     service rental rate (2)   $24.38 per sq. ft.   $19.80 per sq. ft.                 23.1%
FFO annual net effective
     rental rate (3)           $15.64 per sq. ft.   $11.03 per sq. ft.                 41.8%


                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                               ------------------------------------------------------------
                                    SIGNED              EXPIRING             PERCENTAGE
                                    LEASES                LEASES              INCREASE
                               ------------------   ------------------   ------------------
Renewed or Re-leased (1)        1,470,000 sq. ft.                  N/A                  N/A
Weighted average full-
     service rental rate (2)   $24.07 per sq. ft.   $20.12 per sq. ft.                 19.6%
FFO annual net effective
     rental rate (3)           $15.07 per sq. ft.   $11.09 per sq. ft.                 35.9%


----------

(1) All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

RESORT/HOTEL SEGMENT

         As of September 30, 2001, the Operating Partnership owned nine Resort/Hotel Properties.

         The following table shows weighted average occupancy, average daily rate and revenue per available room/guest night for the nine Resort/Hotel Properties for the three and nine months ended September 30, 2001 and 2000.

                                                        FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                ------------------------------------     ------------------------------------
                                                                                                                   PERCENTAGE/
                                                                         PERCENTAGE/                                 POINT
                                                                            POINT                                  INCREASE/
                                                   2001       2000 (1)     DECREASE         2001       2000 (1)    (DECREASE)
                                                ----------   ----------   ----------     ----------   ----------   ----------
Weighted average occupancy                            72.2%        78.1%     (6)pts            72.2%        78.0%     (6)pts
Average daily rate                              $      226   $      231      (2)%        $      249   $      239       4 %
Revenue per available room/guest night          $      162   $      179      (9)%        $      178   $      185      (4)%


----------
(1) Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
2000.

         The following table shows Resort/Hotel Property same-store rental income for the three and nine months ended September 30, 2001 and 2000, for the nine Resort/Hotel Properties owned during both of these periods. Rental income includes weighted average base rent with scheduled rent increases that would be taken into account under GAAP, and percentage rent.

                                          FOR THE THREE MONTHS                             FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30,                             ENDED SEPTEMBER 30,
                                  ----------------------------------------      -----------------------------------------
                                                                PERCENTAGE                                     PERCENTAGE
                                      2001          2000         DECREASE           2001         2000           DECREASE
                                  ------------- -------------    ---------      -------------  -----------      --------
(DOLLARS IN THOUSANDS)
Upscale Business-Class Hotels     $      5,232  $      6,101(1)    (14)%        $      17,161  $     17,762(1)     (3)%
Destination Resort Properties            8,857        10,083       (12)                27,050        27,856        (3)
                                  ------------  ------------                    -------------  ------------
All Resort/Hotel Properties       $     14,089  $     16,184(1)    (13)%        $      44,211  $     45,618(1)     (3)%
                                  ============  ============                    =============  ============


----------
(1) Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
    2000.

INVESTMENT PARTNERSHIP

         In February 2000, the Operating Partnership entered into an agreement with Sanjay Varma, a former senior executive officer of the Operating Partnership, to form an investment partnership, which will seek destination resort properties and resort/hotel properties to acquire and manage under the "Sonoma Spa Resorts" brand and concept. The Operating Partnership and Mr. Varma acquired a 93% and a 7% interest, respectively, in this new partnership. Mr. Varma also established a management company, which has contracted with COPI to manage either the property or assets of the Operating Partnership's existing portfolio of Resort/Hotel Properties (excluding the Canyon Ranch resorts and the Hyatt Regency Beaver Creek), in addition to new properties the investment partnership acquires. During the first quarter of 2001, the Operating Partnership reduced its non-voting interest in this management company from 30% to 10% to comply with the REIT Modernization Act, which became effective January 1, 2001.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Operating Partnership owns economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 20 upscale Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the upscale Residential Development Properties. Management plans to maintain the Residential Development Segment at its current investment level and reinvest returned capital in residential development projects in which it expects to achieve comparable rates of return.

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.

                                            FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                           -----------------------   -----------------------
                                              2001         2000         2001         2000
                                           ----------   ----------   ----------   ----------
(DOLLARS IN THOUSANDS)
Residential lot sales                             432          505        1,296        1,517
Average sales price per lot                $       75   $       46   $       77   $       45
Commercial land sales                         6 acres     42 acres     83 acres     69 acres
Average sales price per acre               $      381   $      317   $      332   $      325

o The average sales price per lot was $77 for the nine months ended September 30, 2001, which is a $32, or 71% increase over the same period in 2000. This increase is due to a product mix of higher priced lots from the Carlton Woods development during the nine months ended September 30, 2001, compared with the same period in 2000. The number of lot sales decreased to 1,296 lots for the nine months ended September 30, 2001, which is 221 lots less than the same period in 2000. This decrease is due to the higher priced product mix of lots available for sale.

o The average sales price per commercial acre was $332 for the nine months ended September 30, 2001, which is a $7, or 2% increase over the same period in 2000.

o The number of commercial land sales increased to 83 acres for the nine months ended September 30, 2001, which is 14 acres more than the same period in 2000.

o Future buildout of The Woodlands is estimated at approximately 12,300 residential lots and approximately 1,700 acres of commercial land, of which approximately 1,325 residential lots and 1,100 acres are currently in inventory.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

         The following table shows residential lot sales at an average price per lot.

                                            FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                           -----------------------   -----------------------
                                              2001         2000         2001         2000
                                           ----------   ----------   ----------   ----------
(DOLLARS IN THOUSANDS)
Residential lot sales                              17           22           59          139
Average sales price per lot(1)             $      470   $      721   $      734   $      616

----------
(1)   Including equity golf memberships.

o With the higher priced residential lots being completed during the latter phases of development at Desert Mountain, the average sales price per lot was $734 for the nine months ended September 30, 2001, which is a $118, or 19% increase over the same period in 2000.

o The number of lot sales decreased to 59 lots for the nine months ended September 30, 2001, which is 80 lots less than the same period in 2000.

o The average sales price per lot was $470 for the three months ended September 30, 2001, which is a $251, or 35%, decrease over the same period in 2000. Management believes that lot sales and average sales price per lot have been adversely impacted by the economic slowdown which was magnified by the events on September 11, 2001, and will continue to be adversely impacted in the fourth quarter.

o For 2001, the original expectation for residential lot sales was a range between 125 lots and 150 lots at an average sales price per lot of between $800 and $875. The Operating Partnership currently expects 2001 residential lot sales to range between 65 to 75 lots with an average sales price per lot between $815 and $835.

o Approved future buildout of Desert Mountain is estimated to be approximately 300 residential lots, of which approximately 160 are currently in inventory.

Crescent Resort Development, Inc. ("CRD"), (formerly Crescent Development Management Corp.), Beaver Creek, Colorado:

         The following table shows total active projects, residential lot and residential unit sales and average sales price per lot and unit.

                                                   FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                           ---------------------------------   ---------------------------------
                                                 2001             2000               2001             2000
                                           ---------------   ---------------   ---------------   ---------------
(DOLLARS IN THOUSANDS)
Active projects                                         13                12                13                12
Residential lot sales                                   34               107               108               133
Residential unit sales:
    Townhome sales                                       1                 4                 9                 6
    Single-family home sales                            --                 1                --                 5
    Condominium sales                                   10                11                22                17
Commercial land sales                                   --                 8                --                 8
Average sales price per residential lot      $          86     $         184     $          64     $         183
Average sales price per residential unit     $ 1.7 million     $ 1.5 million     $ 1.6 million     $ 1.5 million


o The average sales price per lot was $64 for the nine months ended September 30, 2001, which was a $119, or 65% decrease from the same period in 2000. This decrease is due to a lower priced product mix sold at Eagle Ranch.

o The number of lot sales decreased to 108 lots for the nine months ended September 30, 2001, which is 25 lots less than the same period in 2000.

o The average sales price per residential unit was $1.6 million for the nine months ended September 30, 2001, which is a $100, or 7% increase over the same period in 2000.

o The number of residential unit sales increased to 31 units for the nine months ended September 30, 2001, which is three more units than the same period in 2000.

o On September 22, 2000, CRD closed a joint-venture arrangement with Booth Creek Ski Holdings, Inc., owner of the Northstar-at-Tahoe resort, a premier, up-scale ski resort located in North Lake Tahoe, California. The development is expected to span ten years and to include an enhanced core village with new restaurants and retail shops, hotels and spas, and an extensive residential product mix of over 2,000 condominium and townhome units. As of September 30, 2001, the Operating Partnership had made capital contributions to CRD of $59.0 million, with a total expected investment by the Operating Partnership of approximately $75.0 million over the life of the project. CRD expects pre-sales to commence in the second quarter of 2002.

Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas:

         The following table shows residential lot sales at an average price per lot.

                                            FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                           -----------------------   -----------------------
                                              2001         2000          2001        2000
                                           ----------   ----------   ----------   ----------
(DOLLARS IN THOUSANDS)
Residential lot sales                               5           12           20           31
Average sales price per lot                $       96   $      100   $       85   $       97


o The number of lots sold decreased by 11 lots for the nine months ended September 30, 2001, as compared to the same period in 2000, due to the completion of development and the decreased number of remaining lots to be sold.

o Decrease in average sales price per lot between years is due to a change in product mix.

Houston Area Development Corp. ("Houston Area Development"), Houston, Texas:

         The following table shows residential lot sales at an average price per lot.

                                                 FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                  2001          2000         2001         2000
                                                ----------   ----------   ----------   ----------
(DOLLARS IN THOUSANDS)
Residential lot sales                                   62           55          148          166
Average sales price per lot                     $       36   $       27   $       32   $       27

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of September 30, 2001, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, which is owned 60% by Vornado Operating, L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no interest in AmeriCold Logistics.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred is required to be paid to December 31, 2003. As of September 30, 2001, AmeriCold Logistics had deferred $37.1 million of rent, of which the Operating Partnership's portion was $14.7 million. In addition, the leases permit AmeriCold Logistics to defer a portion of the rent for the Temperature-Controlled Logistics Properties for up to three years beginning on March 12, 1999, to the extent that available cash, as defined in these leases, is insufficient to pay such rent. The Operating Partnership anticipates that AmeriCold Logistics will defer additional rent in the fourth quarter of 2001.

         Management believes that earnings before interest, taxes, depreciation and amortization and rent ("EBITDAR") is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics. The following table shows EBITDAR and lease payment for AmeriCold Logistics for the nine months ended September 30, 2001.

                                              FOR THE NINE
                                              MONTHS ENDED
                                           SEPTEMBER 30, 2001
                                           ------------------
                                          (DOLLARS IN MILLIONS)
EBITDAR(1)                                 $             92.5
Lease Payment(2)                           $            102.5


----------
(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

(2) Represents the base rent and percentage rent obligation (excluding the effect of straight-lining rents) of AmeriCold Logistics.

         AmeriCold Logistics' same-store EBITDAR declined 21% and 15% for the three and nine months ended September 30, 2001, compared to the same periods in 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and a reduction in the frequency of customer inventory turnovers. As a result, AmeriCold Logistics elected to defer $8.8 million of rent in the third quarter of 2001, of which the Operating Partnership's portion was $3.5 million.

         The following table shows total deferred rent, the Operating Partnership's portion of the deferred rent, total valuation allowance and the Operating Partnership's portion of the valuation allowance at December 31, 2000 and for the nine months ended September 31, 2001.

                                                               DEFERRED RENT          VALUATION ALLOWANCE
                                                          -----------------------   -----------------------
                                                                        OPERATING                OPERATING
                                                                      PARTNERSHIP'S             PARTNERSHIP'S
                                                            TOTAL       PORTION       TOTAL       PORTION
                                                          ----------  ------------  ----------  -------------
(DOLLARS IN MILLIONS)
Balance at December 31, 2000                              $     24.4   $      9.6   $     16.3   $      6.5
For the nine months ended September 30, 2001                    12.7          5.1         12.7          5.1
                                                          ----------   ----------   ----------   ----------
Total                                                     $     37.1   $     14.7   $     29.0   $     11.6
                                                          ==========   ==========   ==========   ==========


         The Temperature-Controlled Logistics Corporation completed the acquisition of one facility in the first quarter of 2001 for $10.0 million and completed the construction of one facility in the third quarter of 2001 for $15.1 million, representing in aggregate approximately 8.5 million cubic feet (0.2 million square feet) of additional warehouse space.

                              RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's financial data as a percentage of total revenues for the three and nine months ended September 30, 2001 and 2000 and the variance in dollars between the three and nine months ended September 30, 2001 and 2000. See "Note 6. Segment Reporting" included in "Item 1. Financial Statements" for financial information about investment segments.

                                              FINANCIAL DATA AS A PERCENTAGE OF TOTAL REVENUES
                                              ------------------------------------------------
                                                FOR THE THREE MONTHS     FOR THE NINE MONTHS   TOTAL VARIANCE IN DOLLARS BETWEEN THE
                                                 ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,  THREE MONTHS ENDED  NINE MONTHS ENDED
                                              -----------------------  -----------------------    SEPTEMBER 30,     SEPTEMBER 30,
                                                 2001         2000        2001         2000       2001 AND 2000     2001 AND 2000
                                              ----------   ----------  ----------   ----------    -------------     ------------
REVENUES:
  Office properties                                 83.6%        79.3%       81.6%        82.7%    $      2.5        $     16.2
  Resort/Hotel properties                            6.8         10.3         7.8         10.3           (7.3)            (11.2)
  Interest and other income                          9.6         10.4        10.6          7.0           (1.9)             22.2
                                              ----------   ----------  ----------   ----------     ----------        ----------
    TOTAL REVENUES                                 100.0%       100.0%      100.0%       100.0%    $     (6.7)       $     27.2
                                              ----------   ----------  ----------   ----------     ----------        ----------

EXPENSES:
  Operating expenses                                36.0%        31.3%       35.2%        34.5%    $      6.5        $     13.5
  Corporate general and administrative               3.4          2.8         3.2          2.7            0.9               3.8
  Interest expense                                  24.4         26.5        24.5         28.5           (5.6)            (15.3)
  Amortization of deferred financing costs           1.3          1.3         1.3          1.3             --               0.1
  Depreciation and amortization                     17.2         16.3        16.3         17.3            0.6              (0.8)
  Impairment and other charges related to
     real estate assets                              2.1           --         3.3           --            3.6              18.9
                                              ----------   ----------  ----------   ----------     ----------        ----------
    TOTAL EXPENSES                                  84.4%        78.2%       83.8%        84.3%    $      6.0        $     20.2
                                              ----------   ----------  ----------   ----------     ----------        ----------
OPERATING INCOME                                    15.6%        21.8%       16.2%        15.7%    $    (12.7)       $      7.0

OTHER INCOME AND EXPENSE:
  Equity in net income of unconsolidated
    companies:
    Office properties                                0.8%         0.1%        0.7%         0.6%    $      1.4        $      0.6
    Residential development properties               4.0          3.1         4.9          5.2            1.4              (0.4)
    Temperature-controlled logistics
         properties                                 (1.1)         0.4         0.4          0.9           (2.7)             (2.6)
    Other                                            0.9          1.3         0.5          1.5           (0.6)             (4.7)
                                              ----------   ----------  ----------   ----------     ----------        ----------
    TOTAL EQUITY IN NET INCOME FROM
      UNCONSOLIDATED COMPANIES:                      4.6%         4.9%        6.5%         8.2%    $     (0.5)       $     (7.1)

  Gain on property sales, net                        0.6         36.0         0.1         17.5          (62.6)            (91.7)
                                              ----------   ----------  ----------   ----------     ----------        ----------
    TOTAL OTHER INCOME AND EXPENSE                   5.2%        40.9%        6.6%        25.7%    $    (63.1)       $    (98.8)
                                              ----------   ----------  ----------   ----------     ----------        ----------

INCOME BEFORE MINORITY INTERESTS
  AND EXTRAORDINARY ITEM                            20.8%        62.7%       22.8%        41.4%    $    (75.8)       $    (91.8)

  Minority interests                                (3.0)        (4.0)       (2.8)        (2.3)           2.3              (3.9)
                                              ----------   ----------  ----------   ----------     ----------        ----------

NET INCOME BEFORE EXTRAORDINARY ITEM                17.8%        58.7%       20.0%        39.1%    $    (73.5)       $    (95.7)

  Extraordinary item - extinguishment of debt         --           --        (2.0)        (0.8)            --              (7.8)
                                              ----------   ----------  ----------   ----------     ----------        ----------

NET INCOME                                          17.8%        58.7%       18.0%        38.3%    $    (73.5)       $   (103.5)

  6 3/4% Series A Preferred unit distributions      (1.8)        (1.9)       (1.8)        (2.0)            --                --
  Share repurchase agreement return                   --         (0.8)         --         (0.8)           1.6               4.4
                                              ----------   ----------  ----------   ----------     ----------        ----------

NET INCOME AVAILABLE TO
  PARTNERS                                          16.0%        56.0%       16.2%        35.5%    $    (71.9)       $    (99.1)
                                              ==========   ==========  ==========   ==========     ==========        ==========

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

         Total revenues decreased $6.7 million, or 3.6%, to $183.9 million for the three months ended September 30, 2001, as compared to $190.7 million for the three months ended September 30, 2000. The components of the decrease in total revenues are discussed below.

         The increase in Office Property revenues of $2.5 million, or 1.7%, for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, is attributable to:

                  o increased revenues of $9.1 million from the consolidated Office Properties that the Operating Partnership owned or had an interest in as of September 30, 2001, primarily as a result of increased full-service weighted average rental rates (reflecting increases in both rental revenue and operating expense recoveries); partially offset by

                  o decreased revenues of $6.6 million due to the disposition of three Office Properties during the third and fourth quarter of 2000, the disposition of four Office Properties during 2001 and the joint venture of two Office Properties during 2001.

         The decrease in Resort/Hotel Property revenues of $7.3 million, or 37.1%, for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, is attributable to:

                  o decreased revenues from the upscale business-class hotels of $2.6 million, due to the disposition of the Four Seasons Hotel - Houston during 2000; and

                  o decreased revenues of $4.7 million due to a decrease in percentage rent as a result of decreased occupancy at the Resort/Hotel Properties.

         Interest and other income decreased $1.9 million, or 9.7%, primarily due to:

                  o decreased interest of $5.5 million as a result of the timing of the accrual of interest earned on a loan between the Operating Partnership and a wholly-owned subsidiaries of the Company in connection with the repurchase of 14,468,623 common shares of the Company;

                  o decreased revenues of $1.7 million due to the discontinuance of interest accruals of the COPI notes, effective May 1, 2001; partially offset by

                  o a $3.6 million gain recognized on the sale of Reckson common stock; and

                  o increased revenues of $1.5 million due to a dividend received on the Reckson common stock.

EXPENSES

         Total expenses increased $6.0 million, or 4.0%, to $154.9 million for the three months ended September 30, 2001, as compared to $148.9 million for the three months ended September 30, 2000. The primary components of the increase in total expenses are discussed below.

         The increase in Office Property operating expenses of $6.5 million, or 10.7%, for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, is attributable to:

                  o increased expenses of $8.6 million from the consolidated Office Properties that the Operating Partnership owned or had an interest in as of September 30, 2001, primarily as a result of increased operating expenses for utilities of $2.2 million, taxes of $1.1 million and other increased operating expenses such as insurance, security, and consulting fees related to technology initiatives of $5.3 million during the three months ended September 30, 2001, as compared to the same period in 2000; partially offset by

                  o decreased expenses of $2.1 million due to the disposition of three Office Properties during the third and fourth quarter of 2000, the disposition of four Office Properties during 2001 and the joint venture of two Office Properties during 2001.

         The increase in corporate general and administrative expenses of $0.9 million, or 17%, is primarily due to additional management personnel.

         The decrease in interest expense of $5.6 million, or 11.1%, for the three months ended September 30, 2001, as compared to the same period in 2000, is attributable to a decrease in the weighted average interest rate of 0.75%, or $4.0 million of interest expense combined with a decrease in the average debt balance of $86.0 million, or $1.6 million of interest expense.

         An additional increase in expenses of $3.6 million is due to the impairment related to Behavioral Healthcare Properties during the three months ended September 30, 2001.

OTHER INCOME

         Other income decreased $63.1 million, or 86.9%, to $9.5 million for the three months ended September 30, 2001, as compared to $72.6 million for the three months ended September 30, 2000. This decrease is primarily due to the fact that the Operating Partnership was disposing of non-core, non-strategic assets during the three months ended September 30, 2000; however, this strategic goal was substantially completed during 2000. As a result, net gains on property sales decreased $62.6 million for the three months ended September 30, 2001, as compared with the same period in 2000.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

         Total revenues increased $27.2 million, or 5.0%, to $568.9 million for the nine months ended September 30, 2001, as compared to $541.7 million for the nine months ended September 30, 2000. The components of the increase in total revenues are discussed below.

         The increase in Office Property revenues of $16.2 million, or 3.6%, for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, is attributable to:

                  o increased revenues of $29.8 million from the consolidated Office Properties that the Operating Partnership owned or had an interest in as of September 30, 2001, primarily as a result of increased full-service weighted average rental rates (reflecting increases in both rental revenue and operating expense recoveries), and an increase in average occupancy of 1.0 percentage point over the same period in 2000; and

                  o increased lease termination fee revenue of $1.8 million (net of the write-off of related deferred rent receivables), to $7.7 million for the nine months ended September 30, 2001, compared with $5.9 million for the same period in 2000; and

                  o increased other Office Property revenues of $1.2 million; partially offset by

                  o decreased revenues of $16.6 million due to the disposition of 11 Office Properties and four retail properties during 2000, the disposition of four Office Properties in 2001 and the joint venture of two Office Properties in 2001.

         The decrease in Resort/Hotel Property revenues of $11.2 million, or 20.1%, for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, is attributable to:

                  o decreased revenues from the business-class hotels of $7.2 million due to the disposition of the Four Seasons Hotel - Houston during 2000; and

                  o decreased revenues of $4.0 million due to a decrease in percentage rent as a result of decreased occupancy at the Resort/Hotel Properties.

         Interest and other income increased $22.2 million, or 58.4%, primarily due to:

                  o increased interest of $10.0 million as a result of interest earned on a loan between the Operating Partnership and a wholly-owned subsidiary of the Company in connection with the repurchase of 14,468,623 common shares of the Company;

                  o gains recognized on marketable securities of $9.6 million;

                  o development fee and lease commission revenue from 5 Houston Center of $2.3 million;

                  o increased revenues of $1.5 million due to a dividend received on the Reckson common stock; partially offset by

                  o decreased revenues of $2.4 million due to the discontinuance of interest accruals on the COPI notes, effective May 1, 2001.

EXPENSES

         Total expenses increased $20.2 million, or 4.4%, to $476.9 million for the nine months ended September 30, 2001, as compared to $456.7 million for the nine months ended September 30, 2000. The primary components of the increase in total expenses are discussed below.

         The increase in Office Property operating expenses of $13.5 million, or 7.2%, for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, is attributable to:

                  o increased expenses of $20.1 million from the consolidated Office Properties that the Operating Partnership owned or had an interest in as of September 30, 2001, as a result of increased operating expenses for utilities of $7.5 million, increased property taxes of $2.9 million and other increased operating expenses such as insurance, security and consulting fees related to technology initiatives of $9.7 million during the nine months ended September 30, 2001, as compared to the same period in 2000; partially offset by

                  o decreased expenses of $6.6 million due to the disposition of 11 Office Properties and four retail properties during 2000 and the disposition of four Office Properties and the joint venture of two Office Properties during 2001.

         The increase in corporate general and administrative expenses of $3.8 million, or 26.0%, is primarily due to additional management, personnel and consulting fees related to technology initiatives.

         An additional increase in expenses of $18.9 million is primarily due to the impairment related to the Behavioral Healthcare Properties of $6.9 million and the impairment of $12.0 million due to the conversion of the Operating Partnership's preferred interest in Metropolitan into common shares of Reckson during the nine months ended September 30, 2001.

         The decrease in interest expense of $15.3 million, or 9.9%, for the nine months ended September 30, 2001, as compared to the same period in 2000, is attributable to a decrease in the weighted average interest rate of 0.62%, or $9.9 million of interest expense, combined with a decrease in the average debt balance of $91.0 million, or $5.4 million of interest expense.

OTHER INCOME

         Other income decreased $98.8 million, or 72.5%, to $37.5 million for the nine months ended September 30, 2001, as compared to $136.3 million for the nine months ended September 30, 2000. The components of the decrease in other income are discussed below.

         The decrease in equity in net income of unconsolidated companies of $7.1 million, or 16.2%, for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, is primarily attributable to:

                  o a decrease in equity in net income of other unconsolidated companies of $4.7 million, or 61.8%, primarily due to i) lower earnings from DBL Holdings, Inc. due to an approximate $10.0 million return of investment received in March 2001 and ii) a decrease in the dividend income received from the Operating Partnership's preferred interest in Metropolitan, which was converted to Reckson common stock in May 2001, and subsequently sold on August 17, 2001; and

                  o a decrease in equity in net income of the Temperature Controlled Logistics Properties of $2.6 million, or 53.1%, primarily attributable to decreased base rent due to the restructuring of the lease agreement with AmeriCold Logistics in February 2001, and increased deferred rent in 2001; and

                  o a decrease in equity in net income of the Residential Development Properties of $0.4 million, or 1.4%, primarily attributable to lower lot sales at Desert Mountain during the nine months ended September 30, 2001, resulting in a decrease of $9.0 million; partially offset by an increase in the average sales price per lot at The Woodlands resulting in an increase of $7.5 million.

         Net gain on property sales decreased $91.7 million, or 99.2%, to $0.7 million for the nine months ended September 30, 2001, as compared to $92.4 million for the nine months ended September 30, 2000. This decrease is primarily due to the fact that the Operating Partnership was disposing of non-core, non-strategic assets during the nine months ended September 30, 2000; however, this strategic goal was substantially completed during 2000.

EXTRAORDINARY ITEMS

         The increase in extraordinary items of $7.8 million, or 177.3%, is attributable to the write-off of deferred financing costs related to the early extinguishment of the UBS Facility in May 2001 of $12.2 million compared with the write-off of deferred financing costs related to the early extinguishment of the BankBoston Facility in February 2000 of $4.4 million.

                         LIQUIDITY AND CAPITAL RESOURCES

                                                                 SEPTEMBER 30,
                                                                     2001
                                                               ---------------
                                                                (in millions)
Cash Provided by Operating Activities                          $         277.9
Cash Provided by Investing Activities                                    162.4
Cash Used in Financing Activities                                       (449.9)
                                                               ---------------
Decrease in Cash and Cash Equivalents                          $          (9.6)
Cash and Cash Equivalents, Beginning of Period                            38.6
                                                               ---------------
Cash and Cash Equivalents, End of Period                       $          29.0
                                                               ===============


OPERATING ACTIVITIES

         The Operating Partnership's cash provided by operating activities of $277.9 million is attributable to:

                  o        $171.9 million from Property operations;

                  o a $95.0 million decrease in other assets primarily attributable to the conversion of the Operating Partnership's interest in Metropolitan to Reckson common stock and the subsequent sale of the Reckson common stock and other marketable securities; and

                  o $11.0 million representing distributions received in excess of equity in earnings from unconsolidated companies.

INVESTING ACTIVITIES

         The Operating Partnership's cash provided by investing activities of $162.4 million is attributable to:

                  o $184.4 million of net sales proceeds primarily attributable to the disposition of the Washington Harbour Office Property and Behavioral Healthcare Properties;

                  o $129.7 million of proceeds from joint venture partners, primarily as a result of the proceeds of $116.7 million from the joint ventures of two existing Office Properties, Bank One Tower and Four Westlake Park, and $12.9 million from the joint venture of 5 Houston Center, which is currently being developed;

                  o $30.5 million from return of investment in unconsolidated Office Properties, Residential Development Properties and other unconsolidated companies; and

                  o a $5.0 million decrease in restricted cash and cash equivalents, primarily due to escrow deposits for capital expenditures during the second quarter of 2001.

         The Operating Partnership's cash provided by investing activities is partially offset by:

                  o $86.6 million of additional investment in unconsolidated companies, consisting of investments in (i) the upscale Residential Development Properties of $72.4 million, primarily as a result of CRD's investment in the Northstar-at-Tahoe resort, (ii) Temperature-Controlled Logistics Properties of $9.4 million, (iii) Office Properties of $3.2 million and
                           (iv) other unconsolidated companies of $1.6 million;

                  o $34.5 million for recurring and non-recurring tenant improvement and leasing costs for the Office Properties;

                  o $28.0 million for capital expenditures for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

                  o $23.3 million for the development of investment properties, including $12.3 million for development of the 5 Houston Center Office Property and expansions and renovations at the Resort/Hotel Properties; and

                  o a $14.8 million increase in notes receivable, primarily as a result of approximately $10.0 million related to secured loans to AmeriCold Logistics and interest accrued in 2001 of approximately $3.0 million related to the COPI notes.

FINANCING ACTIVITIES

         The Operating Partnership's use of cash for financing activities of $449.9 million is primarily attributable to:

                  o        net repayment of the UBS Facility of $553.4 million;

                  o        distributions to unitholders of $224.8 million;

                  o repayment and retirement of the iStar Financial Note of $97.1 million;

                  o repayment and retirement of the Deutsche Bank Short-term Loan of $75.0 million;

                  o net capital distributions to joint venture partners of $20.4 million, primarily due to distributions to joint venture preferred equity partners;

                  o        debt financing costs of $16.0 million; and

                  o distributions to the holder of preferred units of $10.1 million.

         The use of cash for financing activities is partially offset by:


                  o net borrowings under the Fleet Facility of $155.0 million;

                  o proceeds from notes payable of $386.4 million, primarily attributable to the debt refinancing; and

                  o capital contributions to the Operating Partnership of $9.3 million.

JOINT VENTURE ARRANGEMENTS

5 Houston Center

         On June 4, 2001, the Operating Partnership entered into a joint venture arrangement with a pension fund advised by JPM to construct 5 Houston Center within the Operating Partnership's Houston Center mixed-use Office Property complex in Houston, Texas. The joint venture is structured such that JPM holds a 75% equity interest, and the Operating Partnership holds a 25% equity interest. The Operating Partnership contributed approximately $8.5 million of land and $12.3 million of development costs to the joint venture entity and received $14.8 million in net proceeds. In addition, the Operating Partnership will develop, manage and lease the Property on a fee basis. The Class A Office Property will consist of 577,000 net rentable square feet.

         During the second quarter of 2001, the joint venture entity obtained an $82.5 million construction loan, due May 2004, that bears interest at prime plus 100 basis points or LIBOR plus 225 basis points at the discretion of the borrower.

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Operating Partnership entered into joint venture arrangements with an affiliate of General Electric Pension Fund ("GE") for two Office Properties, Four Westlake Park in Houston, Texas and Bank One Tower in Austin, Texas. The joint ventures are structured such that GE holds an 80% equity interest in each of Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Office Property located in downtown Austin. The Operating Partnership continues to hold the remaining 20% equity interest. In addition, the Operating Partnership will manage and lease the Properties on a fee basis. The joint ventures generated approximately $120.0 million in net proceeds to the Operating Partnership, including distributions to the Operating Partnership resulting from mortgage financing at the joint venture level. The joint venture was accounted for as a partial sale of these Office Properties, resulting in a gain of approximately $7.6 million, net of a deferred gain of approximately $1.9 million.

PROPERTY DISPOSITIONS

Office Properties

         On September 18, 2001, the Operating Partnership completed the sale of the Washington Harbour Office Property. The sale generated net proceeds of approximately $153.0 million and a net loss of approximately $9.8 million. The proceeds from the sale of Washington Harbour were used primarily to pay down variable-rate debt. Washington Harbour was the Operating Partnership's only Office Property in Washington, D.C.

Behavioral Healthcare Properties

         During the nine months ended September 30, 2001, the Operating Partnership completed the sale of nine Behavioral Healthcare Properties, one of which was sold during the third quarter of 2001. The sales generated approximately $20.6 million in net proceeds and a net loss of approximately $0.7 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, the Operating Partnership recognized an impairment loss of $7.1 million on six of the Behavioral Healthcare Properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for these six Properties. The net proceeds from the sale of the nine Behavioral Healthcare Properties sold during the nine months ended September 30, 2001 were used primarily to pay down variable-rate debt. As of September 30, 2001, the Operating Partnership owned 19 Behavioral Healthcare Properties. The Operating Partnership has entered into contracts or letters of intent to sell six additional Behavioral Healthcare Properties, and is actively marketing the remaining 13 Properties for sale.

Other Properties

         On September 28, 2001, the Woodlands Commercial Properties Company, L.P. sold two office/venture tech properties located within The Woodlands. The sale generated net proceeds of approximately $14.0 million, of which the Operating Partnership's portion was approximately $11.2 million. The sale generated a net gain of approximately $6.9 million, of which the Operating Partnership's portion was approximately $4.7 million. The proceeds to the Operating Partnership were used primarily to pay down variable-rate debt.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

         As of September 30, 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of September 30, 2001, GMACCM held $218.4 million of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units receive a preferred variable-rate dividend currently calculated at LIBOR plus 450 basis points, or approximately 8.2% per annum as of September 30, 2001, and are redeemable at the option of the Operating Partnership at the original purchase price.

         As of September 30, 2001, Funding IX had loaned a total of $281.1 million from the net proceeds from the sale of the Class A Units and a portion of the net proceeds from the sale of one of the Properties held by Funding IX to a wholly-owned subsidiary of the Company which used the proceeds to repurchase 14,468,623 of the Company's outstanding common shares. The note, which is included in Notes Receivable, Net, bears interest based on the dividends paid on the common shares held by the wholly-owned subsidiary of the Company and matures on March 15, 2003. As of September 30, 2001, the rate was approximately 11.3%. For the nine months ended September 30, 2001 the Operating Partnership recognized interest income of $24.0 million on the note. See "Note 13. Partners' Capital" included in "Item 1. Financial Statements." The repurchased common shares are consolidated as treasury shares in accordance with GAAP in the Company's financial statements. However, these shares are held in a wholly-owned subsidiary of the Company until all the Class A Units are redeemed. Distributions will continue to be paid by the Company on these repurchased common shares and will be used to pay dividends on the Class A Units.

         The Operating Partnership will generally use the proceeds from any joint venture or sale of a Property held by Funding IX to redeem the Class A Units.

EMPLOYEE STOCK PURCHASE PLAN

         On June 25, 2001, the shareholders of the Company approved adoption of a new Employee Stock Purchase Plan (the "ESPP"), that is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP provides for the grant of rights to purchase common shares at a discount. The ESPP is not subject to the provisions of ERISA. The ESPP was effective October 1, 2001, and will terminate on May 14, 2011.

         The 1,000,000 common shares of the Company that may be issued pursuant to the purchase of common shares of the Company under the ESPP will represent less than 0.92% of the Company's outstanding common shares at September 30, 2001. The aggregate fair market value of the 1,000,000 common shares that may be issued under the ESPP is approximately $18.0 million, based on the closing price of the common shares of the Company on October 26, 2001.

SHARE REPURCHASE PROGRAM

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of the Company's outstanding common shares from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"), in an amount not to exceed $500.0 million. On October 15, 2001, the Company's Board of Trust Managers authorized an increase in the size of the Share Repurchase Program from

$500.0 million to $800.0 million. The repurchase of common shares by the Company will decrease the Company's limited partner interest, which will result in an increase in net income per unit.

         The Company commenced its Share Repurchase Program in March 2000. As of September 30, 2001, the Company had repurchased 14,505,084 common shares, (20,286 of which have been retired), at an average price of $19.52 per common share for an aggregate of approximately $283.1 million. As of September 30, 2001, the Company held 14,468,623 of the repurchased common shares in a wholly-owned subsidiary of the Company. The 14,468,623 common shares were repurchased by the Company with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. Pursuant to an agreement between the Company and the subsidiary, the Company is required to purchase these common shares from the subsidiary no later than March 15, 2003, at which time the shares will be retired. The retirement of the shares will decrease the Company's limited partner interest, which in turn will result in an increase in net income per unit.

         From January 1, 2001 through October 16, 2001, the Company did not make any significant repurchases of common shares. On October 17, 2001, the Company began repurchasing additional shares and since that date has repurchased 4,000,000 common shares at an average price of $18.03 per common share for an aggregate of approximately $72.0 million.

         The Company expects the Share Repurchase Program to continue to be funded through financing arrangements, which, in some cases, may be secured by the repurchased common shares, equity offerings including preferred and/or convertible securities, and asset sales. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

METROPOLITAN

         On May 24, 2001, the Operating Partnership converted its $85.0 million preferred member interest in Metropolitan into approximately $75.0 million of common stock of Reckson. The Operating Partnership subsequently sold the Reckson common stock on August 17, 2001 for approximately $78.6 million, resulting in a gain of approximately $3.6 million. The proceeds were used to pay down the Fleet Facility.

COPI

         COPI was formed to become a lessee and operator of various assets to be acquired by the Operating Partnership and to perform the intercompany agreement between COPI and the Operating Partnership, pursuant to which each agreed to provide the other with rights to participate in certain transactions.

         In connection with the formation and capitalization of COPI, the Operating Partnership contributed $14.1 million to COPI and loaned approximately $35.9 million to COPI pursuant to a five-year loan, which bears interest at 12% per annum, is collateralized by a lien on certain assets that COPI now owns or may acquire in the future, and matures in May 2002. Also, in connection with COPI's formation, the Operating Partnership established a $20.4 million line of credit, which bears interest at 12% per annum. The line of credit was amended in August 1998 and again in March 1999, which ultimately resulted in a decrease in the amount available to $17.2 million. In March 1999, the Operating Partnership loaned approximately $19.5 million to COPI pursuant to a three-year loan, which bears interest at 9% per annum, and is collateralized by certain assets that COPI now owns or may acquire in the future. In connection with the proposed acquisition by the Operating Partnership of certain assets of COPI, as described below, the Operating Partnership has agreed to defer all principal and interest payments due under the loans to COPI until the earlier of December 31, 2001 or closing of the proposed acquisition. In addition, the Operating Partnership has agreed, subject to closing of the proposed acquisition, not to charge interest on the loans beginning May 1, 2001. As a result, the Operating Partnership stopped accruing interest and recognizing interest income on the loans as of May 1, 2001. As of September 30, 2001, COPI had approximately $21.0 million (including accrued interest of $2.8 million) and $49.0 million (including accrued interest of $5.5 million) outstanding under the line of credit and term loans, respectively, with the Operating Partnership. As of September

30, 2001, the rent receivable balance under the hotel leases was approximately $40.2 million, of which approximately $32.8 million has been deferred until the closing of the proposed acquisition by the Operating Partnership of certain assets of COPI. The Operating Partnership may agree to allow COPI to defer additional rent until the closing of the proposed acquisition.

         On June 28, 2001, the Operating Partnership entered into a definitive agreement with COPI for the acquisition of COPI's lease interests in the Resort/Hotel Properties and COPI's partnership interests and voting stock in the Residential Land Developments for $78.4 million to be paid by a combination of cash and cancellation of rent due and substantially all outstanding debt payable to the Operating Partnership. Not included in the cancellation of debt is a $16.8 million note payable to the Operating Partnership related to COPI's 40% ownership interest in AmeriCold Logistics. It is a condition to the closing of the acquisition, and the related transaction described below, that COPI have a limited amount of liabilities and a specified amount of cash following the closing of the transactions. The Operating Partnership believes that COPI may be unable to meet this condition as a result of deterioration in COPI's operations. If COPI is unable to meet this condition, and the Operating Partnership determines to close the transactions, the Operating Partnership may elect to write off a portion of its obligations from COPI in order to enable COPI to meet this condition.

         COPI has stated the if the proposed transactions do not close, it may file for bankruptcy protection. In the event that COPI files for bankruptcy protection, payment of COPI's debt and rent obligations to the Operating Partnership would be subject to the federal bankruptcy laws.

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

The Operating Partnership, through its subsidiaries, will purchase from COPI:

         o COPI's Resort/Hotel lease interests including the lease interests of Sonoma Mission Inn & Spa, Ventana Inn & Spa, Hyatt Regency Beaver Creek, Canyon Ranch-Tucson, Canyon Ranch-Lenox, Denver Marriott City Center, Hyatt Regency Albuquerque and Renaissance Houston for $37.8 million, approximately $30.0 million of which will be expensed as a lease termination fee. As a result of the purchase, the Operating Partnership will receive 100% of the net cash flow from the Resort/Hotel operations.

         o COPI's 52.5% partnership interest in the operator of The Woodlands, The Woodlands Operating Company, L.P., 100% of the voting common stock of Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and Crescent Resort Development, Inc. (formerly Crescent Development Management Corp.) and other assets for $40.6 million. As a result of the purchase, the Operating Partnership will gain control of the residential development corporations and obtain the 5% to 10% economic interests in the residential development corporations currently held by COPI.

         In a related transaction, the Operating Partnership agreed to acquire a $10.0 million preferred interest in Crescent Machinery, a wholly-owned subsidiary of COPI. The Operating Partnership also agreed to invest in SunTx, a Dallas-based private equity opportunity fund committed to acquire a preferred interest in Crescent Machinery and other investments. The Operating Partnership, as one of several limited partners of SunTx, is committed to contribute up to $19.0 million over a period of up to five years. As of September 30, 3001, the Operating Partnership had funded approximately $1.0 million of this commitment.

         The closings of these transactions are contingent upon approval by the shareholders of COPI and the satisfaction of other closing conditions. COPI's Proxy Statement for Annual Meeting of Shareholders was filed on November 1, 2001. The annual meeting of COPI's shareholders is scheduled to be held on December 6, 2001.

BROADBAND

         In 2000, the Operating Partnership made an equity investment in Broadband, (a facilities-based provider of broadband data, video and voice communication services delivered over fiber optic networks), and related entities. In May 2001, Broadband filed for Chapter 11 bankruptcy protection. As of September 30, 2001, the Operating Partnership's investment in Broadband was approximately $7.2 million. Yipes, another telecom provider, has received approval from the federal bankruptcy court to acquire certain rights formerly owned by Broadband. In addition, Yipes has executed agreements with nine major real estate entities, including the Operating Partnership, to assume telecom licensing agreements, in modified formats. As part of this transaction, the Company acquired ownership of certain assets previously owned by Broadband in consideration for conveyance of its equity interest in Broadband.

LIQUIDITY REQUIREMENTS

         As of September 30, 2001, the Operating Partnership had unfunded capital expenditures of approximately $63.7 million relating to development projects and other capital investments. The table below specifies the Operating Partnership's total capital expenditures relating to these projects, amounts funded to date, amounts remaining to be funded, and short-term and long-term capital expenditures.

                                                                                                  CAPITAL EXPENDITURES
                                                                                              ---------------------------
(IN MILLIONS)                                      TOTAL         AMOUNT          AMOUNT        SHORT-TERM      LONG-TERM
                                                  PROJECT        FUNDED         REMAINING       (NEXT 12         (12+
                    PROJECT                       COST (1)       TO DATE         TO FUND       MONTHS)(2)     MONTHS)(2)
---------------------------------------------   ------------   ------------    ------------   ------------   ------------
OFFICE SEGMENT
      5 Houston Center (3)                      $       29.3   $       (9.6)   $       19.7   $       15.4   $        4.3
                                                ------------   ------------    ------------   ------------   ------------


RESIDENTIAL DEVELOPMENT SEGMENT
      CRD Northstar-at-Tahoe resort (4)         $       75.0   $      (59.0)   $       16.0   $        8.7   $        7.3
                                                ------------   ------------    ------------   ------------   ------------


OTHER
      Crescent Machinery (5)                    $       10.0   $         --    $       10.0   $       10.0   $         --
      SunTx (5)                                         19.0           (1.0)           18.0            4.0           14.0
                                                ------------   ------------    ------------   ------------   ------------
        Subtotal                                $       29.0   $       (1.0)   $       28.0   $       14.0   $       14.0
                                                ------------   ------------    ------------   ------------   ------------
TOTAL                                           $      133.3   $      (69.6)   $       63.7   $       38.1   $       25.6
                                                ============   ============    ============   ============   ============


----------
(1)      All amounts are approximate.

(2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.

(3) Total estimated cost is approximately $117.2 million. Construction of the planned 27-story, Class A office property of 577,000 net rentable square feet commenced in November 2000, and is expected to be completed in the fourth quarter of 2002. In June 2001, the Operating Partnership entered into a joint venture arrangement with JPM to construct 5 Houston Center. The joint venture is structured such that JPM holds a 75% equity interest, and the Operating Partnership holds a 25% equity interest. The Operating Partnership contributed approximately $8.5 million of land and $12.3 million of development costs to the joint venture entity and received $14.8 million in net proceeds.

(4) See "Residential Development Segment" above for a description of the Operating Partnership's investment in the Northstar-at-Tahoe resort.

(5) These commitments are related to the Operating Partnership's pending transaction with COPI.

         The Operating Partnership expects to fund its short-term capital expenditures of approximately $38.1 million and its obligations for debt that matures during 2001 of approximately $11.9 million, and debt that matures during 2002 of approximately $233.1 million, primarily through a combination of proceeds received from joint ventures and property sales, redeployment of capital returned from the Residential Development Segment, borrowings under the Fleet Facility and additional or replacement debt financing.

         The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, and distributions to shareholders and unitholders, primarily through cash flow provided by operating activities. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Operating Partnership expects to finance such requirements with available cash proceeds received from joint ventures and property sales, and borrowings under the Fleet Facility or additional debt financing.

         The Operating Partnership expects to fund its long-term capital expenditures of approximately $25.6 million primarily through additional borrowings under the Fleet Facility. The Operating Partnership's other long-term liquidity requirements consist primarily of maturities after December 31, 2002, under the Operating Partnership's fixed and variable-rate debt, which totaled approximately $1.8 billion as of September 30, 2001. The Operating Partnership expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives.

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

o        Issuance of additional unsecured debt;

o Equity offerings including preferred and/or convertible securities of the Company; and

o        Proceeds from joint ventures and property sales.

REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856(c) of the Code. As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of its REIT taxable income to its shareholders.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements existing as of September 30, 2001 are shown below (dollars in thousands).

                                                  INTEREST                         BALANCE
                                                   RATE AT                      OUTSTANDING AT
                                    MAXIMUM     SEPTEMBER 30,   EXPIRATION       SEPTEMBER 30,
      DESCRIPTION (1)              BORROWINGS       2001           DATE              2001
-----------------------------      ----------   -------------  -------------    --------------
SECURED FIXED RATE DEBT:
   JP Morgan Mortgage Note         $  200,000        8.31%     October 2016       $  200,000
   AEGON Partnership Note             271,060        7.53       July 2009            271,060
   LaSalle Note I                     239,000        7.83      August 2027           239,000
   LaSalle Note II                    161,000        7.79       March 2028           161,000
   CIGNA Note                          63,500        7.47      December 2002          63,500
   Metropolitan Life Note V            38,831        8.49      December 2005          38,831
   Northwestern Life Note              26,000        7.66      January 2003           26,000
   Mitchell Mortgage Note               9,196        7.00      August 2002             9,196
   Nomura Funding VI Note               8,224       10.07       July 2020              8,224
   Woodmen of the World Note            6,458        8.20       April 2009             6,458
   Rigney Promissory Note                 661        8.50      November 2012             661
                                   ----------      ------                         ----------
    Subtotal/Weighted Average      $1,023,930        7.85%                        $1,023,930
                                   ----------      ------                         ----------

UNSECURED FIXED RATE DEBT:
   Notes due 2007                  $  250,000        7.50%     September 2007     $  250,000
   Notes due 2002                     150,000        7.00      September 2002        150,000
                                   ----------      ------                         ----------
    Subtotal/Weighted Average      $  400,000        7.31%                        $  400,000
                                   ----------      ------                         ----------

SECURED VARIABLE RATE DEBT:
   Fleet Fund I and II Term Loan   $  275,000        6.81%      March 2005        $  275,000
   Deutsche Bank - CMBS Loan          220,000        5.84        May 2004            220,000
                                   ----------      ------                         ----------
    Subtotal/Weighted Average      $  495,000        6.38%                        $  495,000
                                   ----------      ------                         ----------

UNSECURED VARIABLE RATE DEBT:
   JPMorgan Loan Sales Facility    $   50,000        4.50%     October 2001       $   10,000
   Fleet Facility                     400,000        5.58        May 2004            155,000
                                   ----------      ------                         ----------
                                   $  450,000        5.51%                        $  165,000
                                   ----------      ------                         ----------

    TOTAL/WEIGHTED AVERAGE         $2,368,930        7.21%(2)                     $2,083,930
                                   ==========      ======                         ==========

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

(2) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.67%.

     Below are the aggregate principal amounts due as of September 30, 2001 under the Fleet Facility and other indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

                              SECURED           UNSECURED           TOTAL
                            -----------         ---------         -----------
   (in thousands)
2001                        $     1,925         $  10,000         $    11,925
2002                             83,109           150,000             233,109
2003                             41,059                --              41,059
2004                            236,857           155,000             391,857
2005                            328,863                --             328,863
Thereafter                      827,117           250,000           1,077,117
                            -----------         ---------         -----------
                            $ 1,518,930         $ 565,000         $ 2,083,930
                            ===========         =========         ===========

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

         Debt service coverage ratios for a particular period are generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The calculation of the debt service coverage ratio for the Fleet Facility is calculated using the method described above, including certain pro forma adjustments and debt from unconsolidated entities. As of September 30, 2001, the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt.

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

----------

(1) The $400.0 million Fleet Facility is an unsecured revolving line of credit. The weighted average interest rate from the origination of the loan in May 2001 through September 30, 2001 of 5.93%.

(2)  One-year extension option.

(3)  Two one-year extension options.

(4)  Repaid September 19, 2001.

Debt Repaid or Modified by Refinancing

                                   MAXIMUM            INTEREST              MATURITY       BALANCE
         DESCRIPTION              BORROWING             RATE                  DATE     REPAID/MODIFIED
-----------------------------     ---------   --------------------------    --------   ---------------
   (dollars in millions)
UBS Line of Credit                 $ 300.0    LIBOR + 250 basis points        2003         $ 165.0
UBS Term Loan I                    $ 146.8    LIBOR + 250 basis points        2003         $ 146.8
UBS Term Loan II                   $ 326.7    LIBOR + 275 basis points        2004         $ 326.7
Fleet Term Note II                 $ 200.0    LIBOR + 400 basis points        2003         $ 200.0
iStar Financial Note               $  97.1    LIBOR + 175 basis points        2001         $  97.1

INTEREST RATE CAPS

         In connection with the closing of the Deutsche Bank-CMBS Loan in May 2001, the Operating Partnership entered into a LIBOR interest rate cap struck at 7.16% for a notional amount of $220.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Operating Partnership's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these instruments are expected to substantially offset each other.

CASH FLOW HEDGES

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of September 30, 2001, the Operating Partnership had entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, as amended by SFAS No. 138, which was adopted in the third quarter of 1999.

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements as of September 30, 2001 and interest expense for the nine months ended September 30, 2001:

                                                                            ADDITIONAL
                                                                             INTEREST
                                                                         EXPENSE FOR THE
          NOTIONAL             MATURITY     REFERENCE    FAIR MARKET        NINE MONTHS
           AMOUNT                DATE         RATE          VALUE       SEPTEMBER 30, 2001
    ---------------------      ---------    ---------    -----------    ------------------
    (dollars in million)
          $ 200.0               9/1/2003      6.183%       $ (11.4)            $ 1.9
          $ 200.0               2/3/2003      7.11%        $ (11.7)            $ 3.7
          $ 100.0              4/18/2004      6.76%        $  (8.2)            $ 1.6

         The Operating Partnership has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Operating Partnership uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The Operating Partnership uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Operating Partnership will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in accordance with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $17.0 million to $20.0 million will be reclassified from accumulated other comprehensive income to earnings as interest expense related to the effective portions of the cash flow hedge agreements.

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

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders of the Company and the Operating Partnership's unitholders for the nine months ended September 30, 2001 and 2000 were $224.8 and $225.0 million, respectively.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND UNITS IN THOUSANDS)

                                                             FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                          --------------------------        --------------------------
                                                             2001             2000             2001             2000
                                                          ---------        ---------        ---------        ---------
                                                                  (UNAUDITED)                       (UNAUDITED)
Net income                                                $  33,121        $ 106,764        $ 101,054        $ 204,591
Adjustments to reconcile net income to
    funds from operations:
Depreciation and amortization of real estate assets          30,840           30,727           89,859           90,872
Gain on property sales, net                                  (1,032)         (63,679)            (570)         (92,432)
Impairment and other adjustments related to
    real estate assets                                        3,608               --           18,932               --
Gain on sale of real estate securities                       (3,627)              --           (3,627)              --
Extraordinary item - extinguishment of debt                      --               --           12,174            4,378
Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies:
      Office Properties                                       2,663            1,805            6,718            3,522
      Residential Development Properties                      3,015            8,828            9,224           24,551
      Temperature-Controlled Logistics Properties             5,687            7,465           16,800           20,354
6 3/4% Series A Preferred Unit distributions                 (3,375)          (3,375)         (10,125)         (10,125)
                                                          ---------        ---------        ---------        ---------
Funds from operations                                     $  70,900        $  88,535        $ 240,439        $ 245,711
                                                          =========        =========        =========        =========

Investment Segments:
    Office Segment                                        $  91,237        $  92,917        $ 273,134        $ 266,341
    Resort/Hotel Segment                                     12,374           19,598           44,142           55,235
    Residential Development Segment                          10,278           14,761           36,927           52,665
    Temperature-Controlled Logistics Segment                  3,621            8,101           19,085           25,218
    Corporate and other adjustments:
      Interest expense                                      (44,908)         (50,458)        (139,189)        (154,544)
      6 3/4% Series A Preferred Unit distributions           (3,375)          (3,375)         (10,125)         (10,125)
      Other(1)(2)                                             7,894           12,296           34,840           25,553
      Corporate general and administrative                   (6,221)          (5,305)         (18,375)         (14,632)
                                                          ---------        ---------        ---------        ---------
Funds from operations                                     $  70,900        $  88,535        $ 240,439        $ 245,711
                                                          =========        =========        =========        =========

Basic weighted average units                                 68,313           67,886           68,090           67,847
                                                          =========        =========        =========        =========
Diluted weighted average units(3)                            69,250           68,766           69,011           68,379
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

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                    FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                     ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                    --------------------       -------------------
(units in thousands)                 2001          2000         2001         2000
                                    ------        ------       ------       ------
Basic weighted average units        68,313        67,886       68,090       67,847
Add:  Unit options                     937           880          921          532
                                    ------        ------       ------       ------
Diluted weighted average units      69,250        68,766       69,011       68,379
                                    ======        ======       ======       ======

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)

                                                                         FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                     --------------------------
                                                                       2001             2000
                                                                     ---------        ---------
Funds from operations                                                $ 240,439        $ 245,711
Adjustments:
   Depreciation and amortization of non-real estate assets               2,423            1,963
   Amortization of deferred financing costs                              7,171            7,056
   Gain on undeveloped land                                               (157)              --
   Gain on real estate securities sale                                   3,627               --
   Minority interest in joint ventures profit and depreciation
    and amortization                                                    16,771           13,030
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                             (32,742)         (48,427)
   Change in deferred rent receivable                                    4,687           (7,632)
   Change in current assets and liabilities                             14,602          (43,163)
   Distributions received in excess of earnings from
    unconsolidated companies                                            10,908            4,188
   Equity in earnings in excess of distributions received from
    unconsolidated companies                                              (105)         (12,185)
   6 3/4% Series A Preferred Share distributions                        10,125           10,125
   Non cash compensation                                                   119               85
                                                                     ---------        ---------
Net cash provided by operating activities                            $ 277,868        $ 170,751
                                                                     =========        =========

                                OFFICE PROPERTIES

         As of September 30, 2001, the Operating Partnership owned or had and interest in 75 Office Properties located in 26 metropolitan submarkets in six states with an aggregate of approximately 28.1 million net rentable square feet. The Operating Partnership's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of September 30, 2001, the Operating Partnership's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 78% of its office portfolio based on total net rentable square feet (41% for Dallas/Fort Worth and 37% for Houston).

OFFICE PROPERTIES TABLES

         The following table shows, as of September 30, 2001, certain information about the Operating Partnership's Office Properties. In the table below "CBD" means central business district.

                                                                                                                        WEIGHTED
                                                                                                                         AVERAGE
                                                                                             NET                       FULL-SERVICE
                                                                                           RENTABLE                     RENTAL RATE
                                        NO. OF                                  YEAR         AREA         PERCENT       PER LEASED
       STATE, CITY, PROPERTY          PROPERTIES             SUBMARKET       COMPLETED     (SQ. FT.)      LEASED        SQ. FT. (1)
       ---------------------          ----------             ---------       ---------     ---------      ------       ------------

TEXAS
   DALLAS
    Bank One Center (2)                        1   CBD                            1987     1,530,957         85%         $ 23.45
    The Crescent Office Towers                 1   Uptown/Turtle Creek            1985     1,204,670        100            32.15
    Fountain Place                             1   CBD                            1986     1,200,266         96            20.29
    Trammell Crow Center (3)                   1   CBD                            1984     1,128,331         84            25.31
    Stemmons Place                             1   Stemmons Freeway               1983       634,381         86            17.52
    Spectrum Center (4)                        1   Far North Dallas               1983       598,250         88            24.01
    Waterside Commons                          1   Las Colinas                    1986       458,739        100            21.03
    125 E. John Carpenter Freeway              1   Las Colinas                    1982       445,993         81            29.42
    Reverchon Plaza                            1   Uptown/Turtle Creek            1985       374,165         71            21.33
    The Aberdeen                               1   Far North Dallas               1986       320,629        100            19.40
    MacArthur Center I & II                    1   Las Colinas               1982/1986       294,069         94            23.99
    Stanford Corporate Centre                  1   Far North Dallas               1985       265,507         71            23.76
    12404 Park Central                         1   LBJ Freeway                    1987       239,103        100            22.57
    Palisades Central II                       1   Richardson/Plano               1985       237,731        100            22.74
    3333 Lee Parkway                           1   Uptown/Turtle Creek            1983       233,769         92            22.86
    Liberty Plaza I & II                       1   Far North Dallas          1981/1986       218,813        100            16.49
    The Addison                                1   Far North Dallas               1981       215,016        100            19.64
    Palisades Central I                        1   Richardson/Plano               1980       180,503         99            21.29
    Greenway II                                1   Richardson/Plano               1985       154,329        100            24.04
    Greenway I & IA                            2   Richardson/Plano               1983       146,704        100            24.40
    Addison Tower                              1   Far North Dallas               1987       145,886         96            19.88
    5050 Quorum                                1   Far North Dallas               1981       133,594         90            20.03
    Cedar Springs Plaza                        1   Uptown/Turtle Creek            1982       110,923         90            19.27
                                     -----------                                         -----------    -------          -------
     Subtotal/Weighted Average                24                                          10,472,328         91%         $ 23.51
                                     -----------                                         -----------    -------          -------

   FORT WORTH
    Carter Burgess Plaza                       1   CBD                            1982       954,895         94%         $ 15.73
                                     -----------                                         -----------    -------          -------

   HOUSTON
    Greenway Plaza Office Portfolio           10   Richmond-Buffalo          1969-1982     4,285,906         93%         $ 20.23
                                                   Speedway
    Houston Center                             3   CBD                       1974-1983     2,764,418         98            20.92
    Post Oak Central                           3   West Loop/Galleria        1974-1981     1,277,516         88            19.56
    The Woodlands Office Properties (5)        9   The Woodlands             1980-1996       621,945         93            17.49
    Four Westlake Park (6)                     1   Katy Freeway                   1992       561,065        100            21.24
    Three Westlake Park                        1   Katy Freeway                   1983       414,206         69(9)         22.79
    1800 West Loop South                       1   West Loop/Galleria             1982       399,777         68            19.86
                                     -----------                                         -----------    -------          -------
     Subtotal/Weighted Average                28                                          10,324,833         92%         $ 20.30
                                     -----------                                         -----------    -------          -------

                                                                                                                      WEIGHTED
                                                                                                                       AVERAGE
                                                                                           NET                       FULL-SERVICE
                                                                                         RENTABLE                     RENTAL RATE
                                       NO. OF                                 YEAR         AREA         PERCENT       PER LEASED
       STATE, CITY, PROPERTY         PROPERTIES            SUBMARKET       COMPLETED     (SQ. FT.)      LEASED        SQ. FT. (1)
       ---------------------         ----------            ---------       ---------     ---------      ------       ------------

   AUSTIN
    Frost Bank Plaza                          1  CBD                               1984       433,024         97%        $ 24.83
    301 Congress Avenue (7)                   1  CBD                               1986       418,338         80           26.47
    Bank One Tower (6)                        1  CBD                               1974       389,503         96           24.60
    Austin Centre                             1  CBD                               1986       343,664         90(9)        27.34
    The Avallon I, II, III; IV; V             3  Northwest               1993/1997/2001       318,217         87(9)        24.47
    Barton Oaks Plaza One                     1  Southwest                         1986        99,895        100           26.93
                                    -----------                                          ------------     ------         -------
     Subtotal/Weighted Average                8                                             2,002,641         91%        $ 25.54
                                    -----------                                          ------------     ------         -------

COLORADO
   DENVER
    MCI Tower                                 1  CBD                               1982       550,807         99%        $ 18.95
    Ptarmigan Place                           1  Cherry Creek                      1984       418,630         99(9)        19.64
    Regency Plaza One                         1  Denver Technology Center          1985       309,862         98           24.79
    55 Madison                                1  Cherry Creek                      1982       137,176         99           20.90
    The Citadel                               1  Cherry Creek                      1987       130,652         99           23.39
    44 Cook                                   1  Cherry Creek                      1984       124,174         91           20.90
                                    -----------                                          ------------     ------         -------
     Subtotal/Weighted Average                6                                             1,671,301         98%        $ 20.88
                                    -----------                                          ------------     ------         -------

   COLORADO SPRINGS
    Briargate Office and
     and Research Center                      1  Colorado Springs                  1988       252,857         79%        $ 20.21
                                    -----------                                          ------------     ------         -------

FLORIDA
   MIAMI
    Miami Center                              1  CBD                               1983       782,686         94%        $ 26.08
    Datran Center                             2  South Dade/Kendall           1986/1988       472,236         93           23.58
                                    -----------                                          ------------     ------         -------
     Subtotal/Weighted Average                3                                             1,254,922         94%        $ 25.15
                                    -----------                                          ------------     ------         -------

ARIZONA
   PHOENIX
    Two Renaissance Square                    1  Downtown/CBD                      1990       476,373         97%        $ 25.31
    6225 North 24th Street                    1  Camelback Corridor                1981        86,451         34           22.15
                                    -----------                                          ------------     ------         -------
     Subtotal/Weighted Average                2                                               562,824         87%        $ 25.12
                                    -----------                                          ------------     ------         -------

NEW MEXICO
   ALBUQUERQUE
    Albuquerque Plaza                         1  CBD                               1990       366,236         89%        $ 19.39
                                    -----------                                          ------------     ------         -------

CALIFORNIA
   SAN DIEGO
    Chancellor Park (8)                       1  University Town Center            1988       195,733         96%        $ 26.17
                                    -----------                                          ------------     ------         -------


     TOTAL/WEIGHTED AVERAGE                  75                                            28,058,570         92%(9)     $ 22.08(10)
                                    ===========                                          ============     ======         =======

----------

     (1) Calculated based on base rent payable as of September 30, 2001, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

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

     (5) The Operating Partnership has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 9 Office Properties that comprise The Woodlands Office Properties.

     (6) The Operating Partnership has a 0.1% general partner interest and a 19.9% limited partner interest in the partnerships that own Four Westlake Park and Bank One Tower.

     (7) The Operating Partnership has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

     (8) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

     (9) Leases have been executed at certain Office Properties but had not commenced as of September 30, 2001. If such leases had commenced as of September 30, 2001, the percent leased for all Office Properties would have been 93%. The total percent leased for these Properties would have been as follows: Three Westlake - 94%; Austin Center - 93%; The Avallon - 100%; and Ptarmigan Place - 100%.

     (10) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of September 30, 2001, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $22.20.

         The following table provides information, as of September 30, 2001, for the Operating Partnership's Office Properties by state, city and submarket.


                                                                                 PERCENT                         OPERATING
                                                                 PERCENT OF     LEASED AT          OFFICE       PARTNERSHIP
                                                     TOTAL         TOTAL        OPERATING         SUBMARKET       SHARE OF
                                                   OPERATING     OPERATING     PARTNERSHIP         PERCENT         OFFICE
                                     NUMBER OF    PARTNERSHIP   PARTNERSHIP       OFFICE           LEASED/       SUBMARKET
   STATE, CITY, SUBMARKET            PROPERTIES      NRA(1)        NRA(1)       PROPERTIES       OCCUPIED(2)      NRA(1)(2)
   ----------------------            ----------   -----------   -----------    -----------       -----------    -----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                        3     3,859,554            13%            88%(6)            87%            21%
   Uptown/Turtle Creek                        4     1,923,527             7             92(6)             89             32
   Far North Dallas                           7     1,897,695             7             91                86             16
   Las Colinas                                3     1,198,801             4             91                90              9
   Richardson/Plano                           5       719,267             3            100                99             12
   Stemmons Freeway                           1       634,381             2             86                89             25
   LBJ Freeway                                1       239,103             1            100                82              3
                                     ----------    ----------    ----------     ----------        ----------     ----------
     Subtotal/Weighted Average               24    10,472,328            37%            91%               88%            16%
                                     ----------    ----------    ----------     ----------        ----------     ----------

 FORT WORTH
   CBD                                        1       954,895             3%            94%(6)            96             26
                                     ----------    ----------    ----------     ----------        ----------     ----------

 HOUSTON
   CBD                                        3     2,764,418            10%            98%               96%            12%
   Richmond-Buffalo Speedway                  6     2,734,659            10             95                93             65
   West Loop/Galleria                         4     1,677,293             6             83(6)             85             11
   Katy Freeway                               2       975,271             4             87                82             15
   The Woodlands                              7       487,320             1             92                99            100
                                     ----------    ----------    ----------     ----------        ----------     ----------
     Subtotal/Weighted Average               22     8,638,961            31%            92%               91%            17%
                                     ----------    ----------    ----------     ----------        ----------     ----------

AUSTIN
   CBD                                        4     1,584,529             6%            91%               92%            36%
   Northwest                                  3       318,217             1             87(6)             91              5
   Southwest                                  1        99,895             0            100(6)             99              4
                                     ----------    ----------    ----------     ----------        ----------     ----------
     Subtotal/Weighted Average                8     2,002,641             7%            91%               93%            15%
                                     ----------    ----------    ----------     ----------        ----------     ----------

COLORADO
 DENVER
   Cherry Creek                               4       810,632             3%            98%               98%            45%
   CBD                                        1       550,807             2             99                95              5
   Denver Technology Center                   1       309,862             1             98                84              6
                                     ----------    ----------    ----------     ----------        ----------     ----------
     Subtotal/Weighted Average                6     1,671,301             6%            98%               92%             9%
                                     ----------    ----------    ----------     ----------        ----------     ----------

 COLORADO SPRINGS
   Colorado Springs                           1       252,857             1%            79%               92%             5%
                                     ----------    ----------    ----------     ----------        ----------     ----------

FLORIDA
 MIAMI
   CBD                                        1       782,686             3%            94%               95%            23%
   South Dade/Kendall                         2       472,236             2             93                93            100
                                     ----------    ----------    ----------     ----------        ----------     ----------
     Subtotal/Weighted Average                3     1,254,922             5%            94%               94%            33%
                                     ----------    ----------    ----------     ----------        ----------     ----------

ARIZONA
 PHOENIX
   Downtown/CBD                               1       476,373             2%            97%               90%            21%
   Camelback Corridor                         1        86,451             0             34                85              2
                                     ----------    ----------    ----------     ----------        ----------     ----------
     Subtotal/Weighted Average                2       562,824             2%            87%               86%             9%
                                     ----------    ----------    ----------     ----------        ----------     ----------

NEW MEXICO
 ALBUQUERQUE
   CBD                                        1       366,236             1%            89%               87%            64%
                                     ----------    ----------    ----------     ----------        ----------     ----------

CALIFORNIA
 SAN DIEGO
   University Town Center                     1       195,733             1%            96%               93%             6%
                                     ----------    ----------    ----------     ----------        ----------     ----------

                                                                  WEIGHTED
                                                                   AVERAGE
                                                                  OPERATING
                                      WEIGHTED      OPERATING    PARTNERSHIP
                                      AVERAGE      PARTNERSHIP       FULL-
                                       QUOTED         QUOTED       SERVICE
                                       MARKET         RENTAL        RENTAL
                                     RENTAL RATE     RATE PER      RATE PER
                                      PER SQUARE      SQUARE        SQUARE
   STATE, CITY, SUBMARKET             FOOT(2)(3)      FOOT(4)       FOOT(5)
   ----------------------            -----------   -----------   -----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                $    20.67    $    25.32    $    22.89
   Uptown/Turtle Creek                     24.54         31.18         28.72
   Far North Dallas                        24.16         24.42         21.02
   Las Colinas                             23.58         25.80         24.54
   Richardson/Plano                        22.01         25.65         23.01
   Stemmons Freeway                        21.02         19.10         17.52
   LBJ Freeway                             22.63         23.00         22.57
                                      ----------    ----------    ----------
     Subtotal/Weighted Average        $    22.50    $    25.88    $    23.51
                                      ----------    ----------    ----------

 FORT WORTH
   CBD                                $    20.01    $    23.15    $    15.73
                                      ----------    ----------    ----------

 HOUSTON
   CBD                                $    23.20    $    25.51    $    20.92
   Richmond-Buffalo Speedway               20.24         21.68         21.98
   West Loop/Galleria                      21.96         21.67         19.62
   Katy Freeway                            21.01         24.65         21.75
   The Woodlands                           17.76         17.76         17.64
                                      ----------    ----------    ----------
     Subtotal/Weighted Average        $    21.47    $    23.02    $    20.94
                                      ----------    ----------    ----------

AUSTIN
   CBD                                $    30.75    $    30.35    $    25.66
   Northwest                               26.56         30.33         24.47
   Southwest                               26.99         33.02         26.93
                                      ----------    ----------    ----------
     Subtotal/Weighted Average        $    29.90    $    30.48    $    25.54
                                      ----------    ----------    ----------

COLORADO
 DENVER
   Cherry Creek                       $    23.99    $    23.48    $    20.63
   CBD                                     28.93         25.00         18.95
   Denver Technology Center                23.72         27.00         24.79
                                      ----------    ----------    ----------
     Subtotal/Weighted Average        $    25.57    $    24.64    $    20.88
                                      ----------    ----------    ----------

 COLORADO SPRINGS
   Colorado Springs                   $    20.70    $    20.85    $    20.21
                                      ----------    ----------    ----------

FLORIDA
 MIAMI
   CBD                                $    30.75    $    30.70    $    26.08
   South Dade/Kendall                      24.09         23.96         23.58
                                      ----------    ----------    ----------
     Subtotal/Weighted Average        $    28.24    $    28.16    $    25.15
                                      ----------    ----------    ----------

ARIZONA
 PHOENIX
   Downtown/CBD                       $    24.62    $    25.00    $    25.31
   Camelback Corridor                      26.77         23.00         22.15
                                      ----------    ----------    ----------
     Subtotal/Weighted Average        $    24.95    $    24.69    $    25.12
                                      ----------    ----------    ----------

NEW MEXICO
 ALBUQUERQUE
   CBD                                $    18.15    $    18.00    $    19.39
                                      ----------    ----------    ----------

CALIFORNIA
 SAN DIEGO
   University Town Center             $    37.20    $    33.50    $    26.17
                                      ----------    ----------    ----------

                                                                                 PERCENT                         OPERATING
                                                                 PERCENT OF     LEASED AT          OFFICE       PARTNERSHIP
                                                     TOTAL         TOTAL        OPERATING         SUBMARKET       SHARE OF
                                                   OPERATING     OPERATING     PARTNERSHIP         PERCENT         OFFICE
                                     NUMBER OF    PARTNERSHIP   PARTNERSHIP       OFFICE           LEASED/       SUBMARKET
   STATE, CITY, SUBMARKET            PROPERTIES      NRA(1)        NRA(1)       PROPERTIES       OCCUPIED(2)      NRA(1)(2)
   ----------------------            ----------   -----------   -----------    -----------       -----------    -----------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                               69    26,372,698            94%            92%               90%            15%
                                     ==========    ==========    ==========     ==========        ==========     ==========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway                  4     1,551,247             5%            91%               90%            43%
   The Woodlands                              2       134,625             1             96                97             47
                                     ----------    ----------    ----------     ----------        ----------     ----------
     Subtotal/Weighted Average                6     1,685,872             6%            91%               90%            43%
                                     ----------    ----------    ----------     ----------        ----------     ----------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                                6     1,685,872             6%            91%               90%            43%
                                     ==========    ==========    ==========     ==========        ==========     ==========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE                75    28,058,570           100%            92%(6)            90%            16%
                                     ==========    ==========    ==========     ==========        ==========     ==========

                                                                  WEIGHTED
                                                                   AVERAGE
                                                                  OPERATING
                                      WEIGHTED      OPERATING    PARTNERSHIP
                                      AVERAGE      PARTNERSHIP       FULL-
                                       QUOTED         QUOTED       SERVICE
                                       MARKET         RENTAL        RENTAL
                                     RENTAL RATE     RATE PER      RATE PER
                                      PER SQUARE      SQUARE        SQUARE
   STATE, CITY, SUBMARKET             FOOT(2)(3)      FOOT(4)       FOOT(5)
   ----------------------            -----------   -----------   -----------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                        $    23.19    $    25.10    $    22.40
                                      ==========    ==========    ==========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway          $    17.89    $    19.75    $    16.96
   The Woodlands                           16.19         16.19         16.93
                                      ----------    ----------    ----------
     Subtotal/Weighted Average        $    17.75    $    19.47    $    16.96
                                      ----------    ----------    ----------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                        $    17.75    $    19.47    $    16.96
                                      ==========    ==========    ==========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE         $    22.86    $    24.76    $    22.08(7)
                                      ==========    ==========    ==========

     (1)  NRA means net rentable area in square feet.

     (2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CoStar Group (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and Denver Technology Center submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD and Camelback Corridor), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and Burnham Real Estate Services (for the San Diego University Town Centre submarket). This table includes market information as of June 30, 2001.

     (3) Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of Operating Partnership Office Properties in the submarket.

     (4) Represents weighted average rental rates per square foot quoted by the Operating Partnership, based on total net rentable square feet of Operating Partnership Office Properties in the submarket, adjusted, if necessary, based on management estimates, to equivalent full-service quoted rental rates to facilitate comparison to weighted average Class A or Class B, as the case may be, quoted submarket full-service rental rates per square foot. These rates do not necessarily represent the amounts at which available space at the Operating Partnership's Office Properties will be leased.

     (5) Calculated based on base rent payable for Operating Partnership Office Properties in the submarket, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from tenants, divided by total net rentable square feet of Operating Partnership Office Properties in the submarket.

     (6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of September 30, 2001. If such leases had commenced as of September 30, 2001, the percent leased for all Office Properties in the Operating Partnership's submarkets would have been 93%. The total percent leased for these Class A Operating Partnership, submarkets would have been as follows: Katy Freeway - 98%; Austin CBD - 91%; Austin Northwest - 100%; and Denver Cherry Creek - 98%.

     (7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $22.20.

         The following table shows, as of September 30, 2001, the principal businesses conducted by the tenants at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the tenants.

                                                 Percent of
                Industry Sector                Leased Sq. Ft.
                ---------------                --------------

         Professional Services (1)                       27%
         Energy(2)                                       21
         Financial Services (3)                          19
         Telecommunications                               8
         Technology                                       7
         Manufacturing                                    3
         Food Service                                     3
         Government                                       3
         Retail                                           2
         Medical                                          2
         Other (4)                                        5
                                               ------------
         TOTAL LEASED                                   100%
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

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of September 30, 2001 for the Operating Partnership, total Office Properties and for Dallas and Houston, Texas, individually, for each of the 10 years beginning with 2001, assuming that none of the tenants exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES

                                                                                                      PERCENTAGE
                                             NET RENTABLE        PERCENTAGE OF                         TOTAL OF        ANNUAL FULL-
                                                  AREA             LEASED NET          ANNUAL         ANNUAL FULL-     SERVICE RENT
                            NUMBER OF         REPRESENTED        RENTABLE AREA      FULL-SERVICE     SERVICE RENT       PER SQUARE
                          TENANTS WITH        BY EXPIRING         REPRESENTED        RENT UNDER       REPRESENTED       FOOT OF NET
   YEAR OF LEASE            EXPIRING            LEASES            BY EXPIRING         EXPIRING        BY EXPIRING      RENTABLE AREA
    EXPIRATION               LEASES          (SQUARE FEET)            LEASES         LEASES (1)          LEASES         EXPIRING (1)
   -------------          ------------       -------------        ------------      ------------      ------------     -------------
2001                               211           1,184,088(2)              4.6%     $ 21,922,329               3.7%     $      18.51
2002                               352           3,469,157(3)             13.6        76,327,254              12.9             22.00
2003                               327           3,386,560                13.3        72,745,775              12.3             21.48
2004                               269           4,294,311                16.8        98,801,539              16.7             23.01
2005                               242           3,388,579                13.3        79,575,602              13.4             23.48
2006                               156           2,310,387                 9.1        56,714,815               9.6             24.55
2007                                62           1,982,083                 7.8        46,619,921               7.9             23.52
2008                                29             920,929                 3.6        22,645,270               3.8             24.59
2009                                18             657,806                 2.6        16,998,478               2.9             25.84
2010                                27           1,531,489                 6.0        41,027,699               6.9             26.79
2011 and thereafter                 42           2,378,649                 9.3        59,218,274               9.9             24.90
                          ------------        ------------        ------------      ------------      ------------      ------------
                                 1,735          25,504,038(4)            100.0%     $592,596,956             100.0%     $      23.24
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

(2) As of September 30, 2001, leases have been signed for 507,115 net rentable square feet (representing approximately 43% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing after September 30, 2001 and on or before December 31, 2001.

(3) As of September 30, 2001, leases have been signed for 780,583 net rentable square feet (representing approximately 23% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

(4) Reconciliation to the Operating Partnership's total Office Property net rentable area is as follows:

                                                             SQUARE         PERCENTAGE
                                                              FEET           OF TOTAL
                                                          ------------     ------------

         Square footage leased to tenants                   25,504,038             90.9%
         Square footage reflecting
             management offices, building use,
             and remeasurement adjustments                     271,391              1.0
         Square footage vacant                               2,283,141              8.1
                                                          ------------     ------------
         Total net rentable square footage                  28,058,570            100.0%
                                                          ============     ============

DALLAS OFFICE PROPERTIES

                                                                                                      PERCENTAGE
                                             NET RENTABLE        PERCENTAGE OF                         TOTAL OF        ANNUAL FULL-
                                                 AREA              LEASED NET          ANNUAL         ANNUAL FULL-     SERVICE RENT
                               NUMBER OF      REPRESENTED        RENTABLE AREA      FULL-SERVICE      SERVICE RENT      PER SQUARE
                             TENANTS WITH     BY EXPIRING         REPRESENTED        RENT UNDER       REPRESENTED       FOOT OF NET
   YEAR OF LEASE               EXPIRING          LEASES           BY EXPIRING         EXPIRING        BY EXPIRING      RENTABLE AREA
     EXPIRATION                 LEASES       (SQUARE FEET)           LEASES          LEASES (1)          LEASES         EXPIRING (1)
   -------------             ------------    -------------        ------------      ------------      ------------     -------------
2001                                   56          202,890(2)              2.1%     $  4,184,278               1.8%     $      20.62
2002                                   91        1,044,426(3)             11.0        26,549,890              11.5             25.42
2003                                   95        1,348,651                14.3        30,244,058              13.0             22.43
2004                                   83        1,147,101                12.1        30,184,777              13.1             26.31
2005                                   92        1,784,897                18.9        41,044,628              17.7             23.00
2006                                   40          693,067                 7.3        17,568,507               7.6             25.35
2007                                   23        1,034,517                10.9        25,293,027              10.9             24.45
2008                                   10          580,289                 6.1        15,067,194               6.5             25.96
2009                                    6          376,473                 4.0         9,781,850               4.2             25.98
2010                                   13          801,200                 8.5        22,896,087               9.9             28.58
2011 and thereafter                     8          449,488                 4.8         8,947,738               3.8             19.91
                             ------------     ------------        ------------      ------------      ------------      ------------
                                      517        9,462,999               100.0%     $231,762,034             100.0%     $      24.49
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

(2) As of September 30, 2001, leases have been signed for 30,006 net rentable square feet (representing approximately 15% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing after September 30, 2001 and on or before December 31, 2001.

(3) As of September 30, 2001, leases have been signed for 121,626 net rentable square feet (representing approximately 12% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

HOUSTON OFFICE PROPERTIES

                                                                                                      PERCENTAGE
                                             NET RENTABLE        PERCENTAGE OF                         TOTAL OF        ANNUAL FULL-
                                                  AREA             LEASED NET          ANNUAL        ANNUAL FULL-      SERVICE RENT
                               NUMBER OF      REPRESENTED        RENTABLE AREA      FULL-SERVICE     SERVICE RENT       PER SQUARE
                             TENANTS WITH     BY EXPIRING         REPRESENTED        RENT UNDER       REPRESENTED       FOOT OF NET
    YEAR OF LEASE              EXPIRING         LEASES            BY EXPIRING         EXPIRING        BY EXPIRING      RENTABLE AREA
     EXPIRATION                 LEASES       (SQUARE FEET)           LEASES          LEASES (1)          LEASES         EXPIRING (1)
    -------------            ------------    -------------       -------------      ------------      ------------     -------------
2001                                  85          598,560(2)              6.3%     $  9,605,547               4.7%     $      16.05
2002                                 141        1,302,233(3)             13.8        26,302,975              12.8             20.20
2003                                 117        1,109,506                11.7        21,946,814              10.7             19.78
2004                                 102        2,098,889                22.2        42,792,623              20.9             20.39
2005                                  74          586,943                 6.2        13,075,532               6.4             22.28
2006                                  49          991,775                10.5        22,577,545              11.0             22.76
2007                                  19          701,333                 7.4        15,310,839               7.5             21.83
2008                                   8          241,085                 2.6         4,827,090               2.4             20.02
2009                                   2           55,809                 0.6         1,426,690               0.7             25.56
2010                                   7          572,978                 6.1        13,726,683               6.7             23.96
2011 and thereafter                   13        1,188,580                12.6        33,632,895              16.2             28.30
                            ------------     ------------        ------------      ------------      ------------      ------------
                                     617        9,447,691               100.0%     $205,225,233             100.0%     $      21.72
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

(2) As of September 30, 2001, leases have been signed for 424,216 net rentable square feet (representing approximately 71% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing after September 30, 2001 and on or before December 31, 2001.

(3) As of September 30, 2001, leases have been signed for 404,143 net rentable square feel (representing approximately 31% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

                             RESORT/HOTEL PROPERTIES

         The following table shows certain information for the nine months ended September 30, 2001 and 2000, about the Operating Partnership's Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which measure their performance based on available guest nights.



                                                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   ------------------------------------------------
                                                                                                                       REVENUE
                                                                                      AVERAGE           AVERAGE          PER
                                                                                     OCCUPANCY           DAILY        AVAILABLE
                                                          YEAR                         RATE              RATE      ROOM/GUEST NIGHT
                                                        COMPLETED/     ROOMS/      --------------    ------------- ----------------
RESORT/HOTEL PROPERTY(1)              LOCATION          RENOVATED   GUEST NIGHTS    2001    2000     2001    2000    2001     2000
------------------------              --------         -----------  ------------   -----    -----    -----   ----- -------   -----
UPSCALE BUSINESS-CLASS HOTELS:

  Denver Marriott City Center        Denver, CO          1982/1994        613         81%      87%   $ 124   $ 121   $ 100   $ 104
  Hyatt Regency Albuquerque          Albuquerque, NM       1990           395         70       69      106     105      74      72
  Omni Austin Hotel                  Austin, TX            1986           372         69       83      126     132      87     109
  Renaissance Houston Hotel          Houston, TX         1975/2000        389         65       63      113      94      74      59
                                                                        -----      -----    -----    -----   -----   -----   -----
       TOTAL/WEIGHTED AVERAGE                                           1,769         72%      76%   $ 118   $ 115   $  85   $  88
                                                                        =====      =====    =====    =====   =====   =====   =====

DESTINATION RESORT PROPERTIES:

  Hyatt Regency Beaver Creek(2)      Avon, CO               1989          276         62%      71%   $ 290   $ 268   $ 178   $ 191
  Sonoma Mission Inn & Spa           Sonoma, CA        1927/1987/1997     228         63       77      299     300     188     230
  Ventana Inn & Spa                  Big Sur, CA       1975/1982/1988      62         75       80      423     457     316     365
  Canyon Ranch-Tucson                Tucson, AZ             1980          250(3)
  Canyon Ranch-Lenox                 Lenox, MA              1989          212(3)
                                                                        -----      -----    -----    -----   -----   -----   -----
       TOTAL/WEIGHTED AVERAGE                                           1,028         72%      81%   $ 469   $ 438   $ 331   $ 345
                                                                        =====      =====    =====    =====   =====   =====   =====

      GRAND TOTAL/WEIGHTED AVERAGE
      FOR RESORT/HOTEL PROPERTIES                                       2,797         72%      78%   $ 249   $ 239   $ 178   $ 185
                                                                        =====      =====    =====    =====   =====   =====   =====

----------
(1) Because of the Company's status as a REIT for federal income tax purposes, the Operating Partnership does not operate the Resort/Hotel Properties and has leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to COPI pursuant to long term leases. As of September 30, 2001, the Omni Austin Hotel is leased pursuant to a separate long term lease, to HCD Austin Corporation.

(2) The hotel is undergoing a $6.9 million renovation of all guest rooms. The project is scheduled to be completed by the second quarter of 2002.

(3) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

       The following table shows certain information as of September 30, 2001, relating to the upscale Residential Development Properties.


                                                                                                         TOTAL          TOTAL
                       RESIDENTIAL                                         RESIDENTIAL    TOTAL        LOTS/UNITS     LOTS/UNITS
    Residential        DEVELOPMENT                                         DEVELOPMENT    LOTS/        DEVELOPED        CLOSED
    Development        PROPERTIES           TYPE OF                       CORPORATION'S   UNITS          SINCE          SINCE
  Corporation(1)          (RDP)              RDP(2)      LOCATION          OWNERSHIP %   PLANNED       INCEPTION      INCEPTION
-----------------    ---------------        ------      --------         -------------  --------      ----------    ----------
Desert Mountain      Desert Mountain          SF      Scottsdale,  AZ           93.0%       2,665           2,331         2,174
    Development                                                                          --------      ----------    ----------
    Corp.


The Woodlands        The Woodlands            SF      The Woodlands,  TX        42.5%      36,385          25,375        24,050
    Land Company,                                                                        --------      ----------    ----------
    Inc.



Crescent             Bear Paw Lodge           CO      Avon, CO                  60.0%          53(6)           53            48
    Resort           Eagle Ranch              SF      Eagle, CO                 60.0%       1,100(6)          356           330
    Development,     Main Street
    Inc.              Junction                CO      Breckenridge, CO          60.0%          36(6)           36            24
                     Main Street
                      Station                 CO      Breckenridge, CO          60.0%          82(6)           --            --
                     Riverbend                SF      Charlotte, NC             60.0%         650             117           115
                     Three Peaks
                      (Eagle's Nest)          SF      Silverthorne, CO          30.0%         391             253           166
                     Park Place at
                      Riverfront              CO      Denver, CO                64.0%          70(6)           --            --
                     Park Tower at
                      Riverfront              CO      Denver, CO                64.0%          61(6)           --            --
                     Bridge Lofts
                      at Riverfront           CO      Denver, CO                64.0%          66(6)           --            --
                     Cresta                 TH/SFH    Edwards, CO               60.0%          25(6)           13            13
                     Snow Cloud               CO      Avon, CO                  60.0%          53(6)           --            --
                     One Vendue Range         CO      Charlston, SC                            49(6)           --            --
                     Northstar-at-Tahoe    TH/SFH/CO  Tahoe, CA                                --(7)           --(7)         --(7)
                                                                                         --------      ----------    ----------
          TOTAL CRESCENT RESORT DEVELOPMENT, INC.                                           2,636             828           696
                                                                                         --------      ----------    ----------


Mira Vista           Mira Vista               SF      Fort Worth, TX           100.0%         740             740           687
    Development      The Highlands            SF      Breckenridge, CO          12.3%         750             480           433
    Corp.                                                                                --------      ----------    ----------


          TOTAL MIRA VISTA DEVELOPMENT CORP.                                                1,490           1,220         1,120
                                                                                         --------      ----------    ----------


Houston Area         Falcon Point             SF      Houston, TX              100.0%         510             364           287
    Development      Falcon Landing           SF      Houston, TX              100.0%         623             476           472
    Corp.            Spring Lakes             SF      Houston, TX              100.0%         520             266           261
                                                                                         --------      ----------    ----------

          TOTAL HOUSTON AREA DEVELOPMENT CORP.                                              1,653           1,106         1,020
                                                                                         --------      ----------    ----------

              TOTAL                                                                        44,829          30,860        29,060
                                                                                         ========      ==========    ==========


                                            AVERAGE
                       RESIDENTIAL           CLOSED                  RANGE OF
   Residential         DEVELOPMENT         SALE PRICE                PROPOSED
   Development          PROPERTIES          PER LOT/                SALE PRICES
 Corporation(1)           (RDP)           UNIT ($)(3)           PER LOT/UNIT ($)(4)
 ---------------       -----------        -----------           -------------------
Desert Mountain      Desert Mountain         512,000          375,000 -          3,050,000(5)
    Development
    Corp.


The Woodlands        The Woodlands            57,000           15,000 -          1,035,000
    Land Company,
    Inc.



Crescent             Bear Paw Lodge        1,436,000          665,000 -          2,025,000
    Resort           Eagle Ranch             105,000           80,000 -            150,000
    Development,     Main Street
    Inc.              Junction               474,000          300,000 -            580,000
                     Main Street
                      Station                    N/A          215,000 -          1,065,000
                     Riverbend                30,000           25,000 -             38,000
                     Three Peaks
                      (Eagle's Nest)         177,000          135,000 -            425,000
                     Park Place at
                      Riverfront                 N/A          195,000 -          1,445,000
                     Park Tower at
                      Riverfront                 N/A          180,000 -          2,100,000
                     Bridge Lofts
                      at Riverfront              N/A          180,000 -          2,100,000
                     Cresta                1,855,000        1,900,000 -          2,600,000
                     Snow Cloud                  N/A          840,000 -          4,545,000
                     One Vendue Range            N/A          450,000 -          3,100,000
                     Northstar-at-Tahoe          N/A

  TOTAL CRESCENT RESORT DEVELOPMENT, INC.



Mira Vista           Mira Vista              100,000           50,000 -            265,000
    Development      The Highlands           192,000           55,000 -            625,000
    Corp.

  TOTAL MIRA VISTA DEVELOPMENT CORP.



Houston Area         Falcon Point             42,000           28,000 -             56,000
    Development      Falcon Landing           20,000           19,000 -             26,000
    Corp.            Spring Lakes             30,000           24,000 -             44,000


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

(5)  Includes golf membership, which as of September 30, 2001 is $225,000.

(6) As of September 30, 2001, 3 units were under contract at Bear Paw Lodge representing $5.1 million in sales; 30 lots were under contract at Eagle Ranch representing $2.9 million in sales; one unit was under contract at Main Street Junction representing $0.4 million in sales; 81 units were under contract at Main Street Station representing $40.5 million in sales; 52 lots were under contract at River Bend representing $1.6 million in sales; 18 lots were under contract at Three Peaks representing $5.3 million in sales; 66 units were under contract at Park Place at Riverfront representing $27.2 million in sales; 42 units were under contract at Park Tower at Riverfront representing $25.4 million in sales; 54 units at Bridge Lofts were under contract representing $21.9 million in sales; two units were under contract at Cresta representing $3.7 million in sales and 40 units were under contract at Snow Cloud representing $68.5 million in sales; 41 units were under contract at One Vendue Range representing $47.9 million in sales.

(7) This project is in the early stages of development, and this information is not available as of September 30, 2001.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of September 30, 2001:



                                  TOTAL CUBIC       TOTAL                                        TOTAL CUBIC       TOTAL
                   NUMBER OF        FOOTAGE      SQUARE FEET                     NUMBER OF        FOOTAGE       SQUARE FEET
    STATE         PROPERTIES(1)   (IN MILLIONS)  (IN MILLIONS)     STATE        PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
    -----         -------------   -------------  -------------     -----        -------------    -------------  -------------
Alabama                      4           10.7            0.3    Missouri(2)                2           46.8             2.8
Arizona                      1            2.9            0.1    Nebraska                   2            4.4             0.2
Arkansas                     6           33.1            1.0    New York                   1           11.8             0.4
California                   9           28.6            1.1    North Carolina             3           10.0             0.4
Colorado                     1            2.8            0.1    Ohio                       1            5.5             0.2
Florida                      5            7.5            0.3    Oklahoma                   2            2.1             0.1
Georgia                      8           49.5            1.7    Oregon                     6           40.4             1.7
Idaho                        2           18.7            0.8    Pennsylvania               2           27.4             0.9
Illinois                     2           11.6            0.4    South Carolina             1            1.6             0.1
Indiana                      1            9.1            0.3    South Dakota               1            2.9             0.1
Iowa                         2           12.5            0.5    Tennessee                  3           10.6             0.4
Kansas                       2            5.0            0.2    Texas                      2            6.6             0.2
Kentucky                     1            2.7            0.1    Utah                       1            8.6             0.4
Maine                        1            1.8            0.2    Virginia                   2            8.7             0.3
Massachusetts                5           10.5            0.5    Washington                 6           28.7             1.1
Mississippi                  1            4.7            0.2    Wisconsin                  3           17.4             0.6
                                                                                ------------     ----------     -----------

                                                                TOTAL                     89(3)       445.2(3)         17.7(3)
                                                                                ============     ==========     ===========


----------
(1) As of September 30, 2001, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Operating Partnership has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of September 30, 2001, AmeriCold Logistics operated 100 temperature-controlled logistics properties with an aggregate of approximately 524.6 million cubic feet (20.2 million square feet).

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

INTEREST RATE RISK

         The Operating Partnership's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Operating Partnership had total outstanding debt of approximately $2.1 billion at September 30, 2001, of which approximately $155.0 million, or approximately 10%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 6.73% as of September 30, 2001. A 10% (67.3 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $1.0 million based on the unhedged variable-rate debt outstanding as of September 30, 2001, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (67.3 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $1.0 million based on the unhedged variable rate debt outstanding as of September 30, 2001, as a result of the decreased interest expense associated with the change in rate.

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

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits



   EXHIBIT
   NUMBER                   DESCRIPTION OF EXHIBIT
   ------                   ----------------------

              3.01          Second Amended and Restated Agreement of Limited
                            Partnership of the Registrant dated November 1,
                            1997, as amended (filed as Exhibit No. 10.01 to the Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2001 (the "Company 2001 3Q 10-Q") of
                            Crescent Real Estate Equities Company (the
                            "Company") and incorporated herein by reference)

              4.01 Indenture, dated as of September 22, 1997, between the Registrant and State Street Bank and Trust
                            Company of Missouri, N.A. (filed as Exhibit No. 3.01 to the Registration Statement on Form S-4 (File
                            No. 333-42293) of the Registrant (the "Form S-4") and incorporated herein by reference)

              4.02 Restated Declaration of Trust of the Company, as amended (filed as Exhibit No. 4.01 to the Company
                            2001 3Q 10-Q and incorporated herein by reference)

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



                              CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                   (Registrant)

                              By: Crescent Real Estate Equities, Ltd., its General Partner

                              By   /s/ JOHN C. GOFF
                                   --------------------------------------------
                                   John C. Goff
 Date: November 14, 2001           Vice Chairman of the Board and Chief
                                   Executive Officer



                              By   /s/ JERRY R. CRENSHAW
                                   --------------------------------------------
                                   Jerry R. Crenshaw
                                   Senior Vice President and Chief Financial
                                   Officer (Principal Financial and Accounting
 Date: November 14, 2001           Officer)

                                INDEX TO EXHIBIT



   EXHIBIT
   NUMBER                   DESCRIPTION
   ------                   -----------

              3.01          Second Amended and Restated Agreement of Limited
                            Partnership of the Registrant dated November 1,
                            1997, as amended (filed as Exhibit No. 10.01 to the Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2001 (the "Company 2001 3Q 10-Q") of
                            Crescent Real Estate Equities Company (the
                            "Company") and incorporated herein by reference)

              4.01 Indenture, dated as of September 22, 1997, between the Registrant and State Street Bank and Trust
                            Company of Missouri, N.A. (filed as Exhibit No. 3.01 to the Registration Statement on Form S-4 (File
                            No. 333-42293) of the Registrant (the "Form S-4") and incorporated herein by reference)

              4.02 Restated Declaration of Trust of the Company, as amended, (filed as Exhibit No. 4.01 to the Company
                            2001 3Q 10-Q and incorporated herein by reference)

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