Form 10-K405
period 2001-12-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 2002-03-19
CIK 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
  (Mark One)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
                                       OR
      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM ______ TO

                        COMMISSION FILE NUMBER 333-42293
                                               ---------

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               75-2531304
------------------------------                           ----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 11, 2002, the aggregate market value of the 2,883,863 units of limited partnership interest held by non-affiliates of the registrant was approximately $106.8 million, based upon the closing price on the New York Stock Exchange of $18.51 for common shares of beneficial interest of Crescent Real Estate Equities Company. Each unit is exchangeable for two common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Crescent Real Estate Equities Company's 2002 Annual Meeting of Shareholders to be held in June 2002 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                                                                        PAGE
                                               PART I.
Item 1.    Business...................................................................    2
Item 2.    Properties.................................................................   14
Item 3.    Legal Proceedings..........................................................   26
Item 4.    Submission of Matters to a Vote of Security Holders........................   26


                                              PART II.

Item 5.    Market for Registrant's Common Equity and Related Unitholder Matters.......   27
Item 6.    Selected Financial Data....................................................   28
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations..............................................................   29
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.................   59
Item 8.    Financial Statements and Supplementary Data................................   60
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.......................................................  105


                                              PART III.

Item 10.   Directors and Executive Officers of the Registrant.........................  105
Item 11.   Executive Compensation.....................................................  106
Item 12.   Security Ownership of Certain Beneficial Owners and Management.............  106
Item 13.   Certain Relationships and Related Transactions.............................  106


                                               PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........  106

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation (the "General Partner"), which owns an approximately 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 89% limited partner interest in the Operating Partnership, with the remaining approximately 10% limited partner interest held by other limited partners.

         All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximately 89% limited partner interest has been treated as equivalent, for purposes of this report, to 58,892,623 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,594,521 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 661,486 units.

         The Company owns its assets and carries on its operations and other activities through the Operating Partnership and its other subsidiaries. The limited partnership agreement of the Operating Partnership acknowledges that all of the Company's operating expenses are incurred for the benefit of the Operating Partnership and provides that the Operating Partnership will reimburse the Company for all such expenses. Accordingly, expenses of the Company are reimbursed by the Operating Partnership.

         As of December 31, 2001, the Operating Partnership's assets and operations were composed of four investment segments:

         o        Office Segment;

         o        Resort/Hotel Segment;

         o        Residential Development Segment; and

         o        Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned or had an interest in the following real estate assets (the "Properties") as of December 31, 2001:

         o OFFICE SEGMENT consisted of 74 office properties (collectively referred to as the "Office Properties"), located in 26 metropolitan submarkets in six states, with an aggregate of approximately 28.0 million net rentable square feet.

         o RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,028 rooms/guest nights and four upscale business-class hotel properties with a total of 1,769 rooms (collectively referred to as the "Resort/Hotel Properties").

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 21 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT, which, as of December 31, 2001, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         See "Note 1. Organization and Basis of Presentation" included in "Item
8. Financial Statements and Supplementary Data" for a table that lists the principal subsidiaries of the Operating Partnership and the Properties owned by such subsidiaries.

         See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" included in "Item 8. Financial Statements and Supplementary Data" for a table that lists the Operating Partnership's ownership in significant unconsolidated companies or equity investments and the four Office Properties in which the Operating Partnership owned an interest through these unconsolidated companies or equity investments and the Operating Partnership's ownership interests in the Residential Development Segment and the Temperature-Controlled Logistics Segment.

         On February 14, 2002, the Operating Partnership executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and the voting common stock in three of the Operating Partnership's Residential Development Corporations. The Operating Partnership will fully consolidate the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the date of the transfers of these assets. See "Note
20. Subsequent Events" included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Operating Partnership's Agreement with COPI.

         For purposes of investor communications, the Operating Partnership classifies its luxury and destination fitness resorts and spas and upscale Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to their similar targeted customer characteristics. This group does not contain the four upscale business-class hotel properties. Additionally, for investor communications, the Operating Partnership classifies its Temperature-Controlled Logistics Properties and its upscale business-class hotel properties as the "Investment Sector." However, for purposes of segment reporting as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" and this Annual Report on Form 10-K, the Resort/Hotel Properties, including the upscale business-class hotel properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered three separate reportable segments.

         See "Note 3. Segment Reporting" included in "Item 8. Financial Statements and Supplementary Data" for a table showing total revenues, funds from operations, and equity in net income of unconsolidated companies for each of these investment segments for the years ended December 31, 2001, 2000 and 1999 and identifiable assets for each of these investment segments at December 31, 2001 and 2000.

                       BUSINESS OBJECTIVES AND STRATEGIES

BUSINESS OBJECTIVES

         The Operating Partnership's primary business objective is to provide its unitholders with an attractive yet predictable growth in cash flow and underlying asset value. Additionally, the Operating Partnership is focused on increasing funds from operations and cash available for distribution, while optimizing the corresponding growth rates. The Operating Partnership also strives to attract and retain the best talent available and to empower management through the development and implementation of a cohesive set of operating, investing and financing strategies that will align their interests with the interests of the Operating Partnership's unitholders.

OPERATING STRATEGIES

         The Operating Partnership seeks to enhance its operating performance by distinguishing itself as the leader in its core investment segments through customer service and asset quality.

         The Operating Partnership's operating strategies include:

         o        operating the Office Properties as long-term investments;

         o        providing exceptional customer service;

         o increasing occupancies, rental rates and same-store net operating income; and

         o emphasizing brand recognition of the Operating Partnership's premier Class A Office Properties and luxury and destination fitness resorts and spas.

INVESTING STRATEGIES

         The Operating Partnership focuses on assessing investment opportunities and markets considered "demand-driven," or to have high levels of in-migration by corporations, affordable housing costs, moderate costs of living, and the presence of centrally located travel hubs, primarily within the Office Segment. These investment opportunities are evaluated in light of the Operating Partnership's long-term investment strategy of acquiring properties at a significant discount to replacement cost in an environment in which the Operating Partnership believes values will appreciate and equal or exceed replacement costs. Investment opportunities are expected to provide growth in cash flow after applying management skills, renovation and expansion capital and strategic vision.

         The Operating Partnership's investment strategies include:

         o capitalizing on strategic acquisition opportunities, primarily within the Operating Partnership's Office Segment;

         o evaluating the expected returns on acquisition opportunities in relation to the Operating Partnership's cost of capital;

         o selectively developing the Operating Partnership's commercial land inventory, primarily in its Office and Resort/Hotel Segments in order to meet the needs of customers;

         o selectively developing luxury and destination fitness resorts and spas;

         o monetizing the current investments of the Operating Partnership in the five Residential Development Corporations and reinvesting returned capital from the Residential Development Segment primarily into the Office Segment where the Operating Partnership expects to achieve favorable rates of return; and

         o evaluating future repurchases of the Company's common shares, considering stock price, cost of capital, alternative investment options and growth implications.

FINANCING STRATEGIES

         The Operating Partnership implements a disciplined set of financing strategies in order to fund its operating and investing activities.

         The Operating Partnership's financing strategies include:

         o funding operating expenses, debt service payments and distributions to unitholders primarily through cash flow from operations;

         o taking advantage of market opportunities to refinance existing debt and reduce interest cost, replace secured debt with unsecured debt, manage the Operating Partnership's debt maturity schedule and expand the Operating Partnership's lending group;

         o actively managing the Operating Partnership's exposure to variable-rate debt;

         o utilizing a combination of the debt, equity, joint venture capital and selected asset disposition alternatives available to the Operating Partnership to finance acquisition and development opportunities; and

         o recycling capital within the Operating Partnership through strategic sales of non-core assets and through joint ventures of selected Office Properties within the Operating Partnership's portfolio while maintaining a minority interest and continuing to lease and manage the Properties.

                                    EMPLOYEES

         As of February 25, 2002, the Operating Partnership had 794 employees. None of these employees are covered by collective bargaining agreements. The Operating Partnership considers its employee relations to be good.


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

                                INDUSTRY SEGMENTS

                                 OFFICE SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2001, the Operating Partnership owned or had an interest in 74 Office Properties located in 26 metropolitan submarkets in six states, with an aggregate of approximately 28.0 million net rentable square feet. The Operating Partnership, as lessor, has retained substantially all of the risks and benefits of ownership of the Office Properties and accounts for its leases as operating leases. Additionally, the Operating Partnership provides management and leasing services for some of its Office Properties.

         See "Item 2. Properties" for more information about the Operating Partnership's Office Properties. In addition, see "Note 1. Organization and Basis of Presentation" included in "Item 8. Financial Statements and Supplementary Data" for a table that lists the principal subsidiaries of the Operating Partnership and the Properties owned by such subsidiaries and "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" included in "Item 8. Financial Statements and Supplementary Data" for a table that lists the Operating Partnership's ownership in significant unconsolidated companies or equity investments and the four Office Properties in which the Operating Partnership owned an interest through these unconsolidated companies or equity investments.

JOINT VENTURE ARRANGEMENTS

5 Houston Center

         On June 4, 2001, the Operating Partnership entered into a joint venture arrangement with a pension fund advised by JP Morgan Investment Management, Inc. ("JPM") to construct the 5 Houston Center Office Property within the Operating Partnership's Houston Center mixed-use Office Property complex in Houston, Texas. The Class A Office Property will consist of 577,000 net rentable square feet. The joint venture is structured such that the fund holds a 75% equity interest, and the Operating Partnership holds a 25% equity interest. In addition, the Operating Partnership is developing, and will manage and lease the Property on a fee basis.

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Operating Partnership entered into joint venture arrangements with an affiliate of General Electric Pension Fund ("GE") for two Office Properties, Four Westlake Park in Houston, Texas, and Bank One Tower in Austin, Texas. The joint ventures are structured such that GE holds an 80% equity interest in each of the Office Properties, Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Class A Office Property located in downtown Austin. The Operating Partnership continues to hold the remaining 20% equity interests in each Office Property. In addition, the Operating Partnership manages and leases the Office Properties on a fee basis.

MARKET INFORMATION

         The Office Properties reflect the Operating Partnership's strategy of investing in premier assets within markets that have significant potential for rental growth. Within its selected submarkets, the Operating Partnership has focused on premier locations that management believes are able to attract and retain the highest quality customers and command premium rents. Consistent with its long-term investment strategies, the Operating Partnership has sought transactions where it was able to acquire properties that have strong economic returns based on in-place tenancy and also have a dominant position within the submarket due to quality and/or location. Accordingly, management's long-term investment strategy not only demands acceptable current cash flow return on invested capital, but also considers long-term cash flow growth prospects. In selecting the Office Properties, the Operating Partnership analyzed demographic and economic data to focus on markets expected to benefit from significant long-term employment growth as well as corporate relocations.

         The Operating Partnership's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas, metropolitan areas, both of which are projected to benefit from strong population and employment growth over the next 10 years. As indicated in the table below entitled "Projected Population Growth and Employment Growth for all Operating Partnership Markets," these core Operating Partnership markets are projected to outperform the 10-year averages for the United States. In addition, the Operating Partnership considers these markets "demand-driven" markets due to high levels of in-migration by corporations, affordable housing costs, moderate cost of living, and the presence of centrally located travel hubs, making all areas of the country easily accessible.

Texas

         As of December 2001, the Texas unemployment rate was 5.7%, slightly better than the national unemployment rate of 5.8%. According to the Texas Economic Update, Texas weathered the 2001 economic slowdown better than the nation as a whole.

Dallas/Fort Worth ("DFW")

     As of December 2001, the DFW unemployment rate was 5.6%, compared with the Texas unemployment rate of 5.7% and the national unemployment rate of 5.8%. As for DFW's 2001 commercial office market, according to CoStar data, citywide net economic absorption, excluding space available for sublease, was approximately
1.0 million square feet, primarily represented by a positive 1.0 million square feet of absorption in Class A space. The city's total net absorption, including space available for sublease, was approximately (3.0) million square feet for 2001; however, Class A space represented only approximately (700,000) square feet of the (3.0) million total square feet.

Houston

         Houston's employment data held steady through much of 2001, despite the slowdown in the economy. Approximately 23,000 jobs were created in 2001, an increase of approximately 1.1% over 2000. As of December 2001, the Houston unemployment rate was 4.4%, compared with the Texas unemployment rate of 5.7% and the national unemployment rate of 5.8%. As for Houston's 2001 commercial office market, according to CoStar data, citywide net economic absorption, excluding space available for sublease, was 2.0 million square feet, with 2.75 million square feet in Class A space. The city's total net absorption, including space available for sublease, was a (200,000) square feet for 2001; however, Class A space had a positive total net absorption of 1.4 million square feet.

         The demographic conditions, economic conditions and trends (population growth and employment growth) favoring the markets in which the Operating Partnership has invested are projected to continue to exceed the national averages, as illustrated in the following table.

           PROJECTED POPULATION GROWTH AND EMPLOYMENT GROWTH FOR ALL
                         OPERATING PARTNERSHIP MARKETS

                                         Population    Employment
                                           Growth        Growth
     Metropolitan Statistical Area        2002-2011     2002-2011
----------------------------------      ------------  ------------
     Albuquerque, NM                        22.05%         14.15%
     Austin, TX                             26.02          36.61
     Colorado Springs, CO                   27.48          15.83
     Dallas, TX                             15.89          20.92
     Denver, CO                             11.34          19.76
     Fort Worth, TX                         19.03          22.31
     Houston, TX                            15.61          22.43
     Miami, FL                               9.03          15.90
     Phoenix, AZ                            27.24          33.41
     San Diego, CA                          17.35          17.29
     UNITED STATES                           8.49          12.01

----------

Source:  Compiled from information published by Economy.com, Inc.

         The Operating Partnership does not depend on a single customer or a few major customers within the Office Segment, the loss of which would have a material adverse effect on the Operating Partnership's financial condition or results of operations. Based on rental revenues from office leases in effect as of December 31, 2001, no single customer accounted for more than 5% of the Operating Partnership's total Office Segment rental revenues for 2001.

         The Operating Partnership applies a well-defined leasing strategy in order to capture the potential rental growth in the Operating Partnership's portfolio of Office Properties as occupancy and rental rates increase within the markets and the submarkets in which the Operating Partnership has invested. The Operating Partnership's strategy is based, in part, on identifying and focusing on investments in submarkets in which weighted average full-service rental rates (representing base rent after giving effect to free rent and scheduled rent increases that would be taken into account under generally accepted accounting principles ("GAAP") and including adjustments for expenses payable by or reimbursed from tenants) are significantly less than weighted average full-service replacement cost rental rates (the rate management estimates to be necessary to provide a return to a developer of a comparable, multi-tenant building sufficient to justify construction of new buildings) in that submarket. In calculating replacement cost rental rates, management relies on available third-party data and its own estimates of construction costs (including materials and labor in a particular market) and assumes replacement cost rental rates are achieved at a 95% occupancy level. The Operating Partnership believes that the difference between the two rates is a useful measure of the additional revenue that the Operating Partnership may be able to obtain from a property, because the difference should represent the amount by which rental rates would be required to increase in order to justify construction of new properties. For the Operating Partnership's Office Properties, the weighted average full-service rental rate as of December 31, 2001 was $22.42 per square foot, compared to an estimated weighted average full-service replacement cost rental rate of $30.23 per square foot.

COMPETITION

         The Operating Partnership's Office Properties, primarily Class A properties located within the southwest, individually compete against a wide range of property owners and developers, including property management companies and other REITs, that offer space in similar classes of office properties (for example, Class A and Class B properties.) A number of these owners and developers may own more than one property. The number and type of competing properties in a particular market or submarket could have a material effect on the Operating Partnership's ability to lease space and maintain or increase occupancy or rents in its existing Office Properties. Management believes, however, that the quality services and individualized attention that the Operating Partnership offers its customers, together with its active preventive maintenance program and superior building locations within markets, enhance the Operating Partnership's ability to attract and retain customers for its Office Properties. In addition, as of December 31, 2001, on a weighted average basis, the Operating Partnership owned 16% of the Class A office space in the 26 submarkets in which the Operating Partnership owned Class A office properties, and 24% of the Class B office space in the two submarkets in which the Operating Partnership owned Class B office properties. Management believes that ownership of a significant percentage of office space in a particular market reduces property operating expenses, enhances the Operating Partnership's ability to attract and retain customers and potentially results in increases in Operating Partnership operating income.

DISPOSITIONS

         During the year ended December 31, 2001, five of the Operating Partnership's fully consolidated Office Properties were disposed of. On September 18, 2001, the Operating Partnership completed the sale of the two Washington Harbour Office Properties. The Washington Harbour Office Properties were the Operating Partnership's only Office Properties in Washington, D.C. On September 28, 2001, the Woodlands Office Equities - '95 Limited ("WOE"), owned by the Operating Partnership and the Woodlands Commercial Properties Company, L.P. ("Woodlands CPC"), sold two Office Properties located within The Woodlands, Texas. On December 20, 2001, WOE sold another Office Property located within The Woodlands, Texas.

         During the year ended December 31, 2001, two of the unconsolidated companies in which the Operating Partnership has an equity interest, sold three office properties and one retail property. On September 27, 2001, the Woodlands CPC, owned by the Operating Partnership and an affiliate of Morgan Stanley, sold one office/venture tech property located within The Woodlands, Texas. On November 9, 2001, The Woodlands Land Development Company, L.P., owned by The Woodlands Land Company, Inc. and an affiliate of Morgan Stanley, sold two office properties and one retail property located within The Woodlands, Texas.

DEVELOPMENT

Avallon IV Office Property

         In May 2001, the Operating Partnership completed the construction of the Avallon IV Office Property in Austin, Texas. The property is a Class A Office Property with 86,315 net rentable square feet. Construction of this property commenced in September 2000.

5 Houston Center Office Property

         The Operating Partnership is currently developing the 5 Houston Center Office Property in Houston, Texas. Construction of the planned 27-story, Class A Office Property consisting of 577,000 net rentable square feet commenced in November 2000, and is expected to be completed in the fourth quarter of 2002. In June 2001, the Operating Partnership entered into a joint venture arrangement with a pension fund advised by JPM to construct this Office Property. The joint venture is structured such that the fund holds a 75% equity interest, and the Operating Partnership holds a 25% equity interest.

                              RESORT/HOTEL SEGMENT

OWNERSHIP STRUCTURE

         Prior to the enactment of REIT Modernization Act, the Company's status as a REIT for federal income tax purposes prohibited the Operating Partnership from operating the Resort/Hotel Properties. As of December 31, 2001, the Operating Partnership owned nine Resort/Hotel Properties, all of which, other than the Omni Austin Hotel, were leased to subsidiaries of COPI pursuant to eight separate leases. The Omni Austin Hotel was leased, under a separate lease, to HCD Austin Corporation.

         Under the leases, each having a term of 10 years, the Resort/Hotel Property lessees assumed the rights and obligations of the property owner under the respective management agreements with the hotel operators, as well as the obligation to pay all property taxes and other costs related to the Properties.

         The leases provided for the payment by the Resort/Hotel Property lessees of all or a combination of the following:

         o        base rent, with periodic rent increases if applicable;

         o percentage rent based on a percentage of gross hotel receipts or gross room revenues, as applicable, above a specified amount; and

         o a percentage of gross food and beverage revenues above a specified amount.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. As a result, these subsidiaries of the Operating Partnership became the lessees of the eight Resort/Hotel Properties.

         See "Note 20. Subsequent Events" included in "Item 8. Financial Statements and Supplemental Data" for additional information regarding the Operating Partnership's agreement with COPI.

CR LICENSE, LLC AND CRL INVESTMENTS, INC.

         As of December 31, 2001, the Operating Partnership had a 28.5% interest in CR License, LLC, the entity which owns the right to the future use of the "Canyon Ranch" name. The Operating Partnership also had a 95% economic interest, representing all of the non-voting common stock, in CRL Investments, Inc., which has an approximately 65% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which the Operating Partnership acquired, in lieu of foreclosure, COPI's 1.5% interest in CR License, LLC and 5.0% interest, representing all of the voting stock, in CRL Investments, Inc.

MARKET INFORMATION

         Lodging demand is highly dependent upon the global economy and volume of business travel. The uncertainty surrounding the weak global economy and the costs and fear resulting from the events of September 11, 2001 are expected to result in weak performance for much of 2002. This is evidenced by declines in both business and leisure travel in the United States. Although the hospitality industry will be negatively impacted to the extent demand is less than expected for much of 2002, management expects a recovery in 2003.

COMPETITION

         Most of the Operating Partnership's upscale business class Resort/Hotel Properties in Denver, Albuquerque, Austin and Houston are business and convention center hotels that compete against other business and convention center hotels. The Operating Partnership believes, however, that its luxury and destination fitness resorts and spas are unique properties that have no significant direct competitors due either to their high replacement cost or unique concept and location. However, the luxury and destination fitness resorts and spas do compete against business-class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world.

                         RESIDENTIAL DEVELOPMENT SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2001, the Operating Partnership owned economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in 21 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's voting interests in three of the Residential Development Corporations. These three Residential Development Corporations, (Desert Mountain Development Corporation ("Desert Mountain"), The Woodlands Land Company, Inc., ("The Woodlands") and Crescent Resort Development, Inc. ("CRD")) own interests in 16 Residential Development Properties.

         See "Note 20. Subsequent Events" included in "Item 8. Financial Statements and Supplemental Data" for additional information regarding the Operating Partnership's agreement with COPI.

MARKET INFORMATION

         A slowing economy, combined with the events of September 11, 2001 contributed to the reduction in lot absorption, primarily at Desert Mountain. CRD (formerly "Crescent Development Management Corp.") was not significantly impacted because most of its products were pre-sold. However, CRD did change its strategy by delaying the commencement of certain projects, which will impact its performance in 2002. In addition, The Woodlands experienced a reduction in lot absorption of its higher priced lots, including Carlton Woods, The Woodlands' new upscale gated residential development. However, The Woodlands was not significantly impacted due to the higher prices of the lots sold offsetting lower lot sales.

COMPETITION

         The Operating Partnership's Residential Development Properties compete against a variety of other housing alternatives in each of their respective areas. These alternatives include other planned developments, pre-existing single-family homes, condominiums, townhouses and non-owner occupied housing, such as luxury apartments. Management believes that the Properties owned by The Woodlands, CRD and Desert Mountain, representing the Operating Partnership's most significant investments in Residential Development Properties, contain certain features that provide competitive advantages to these developments.

         The Woodlands, which is an approximately 27,000-acre, master-planned residential and commercial community north of Houston, Texas, is unique among developments in the Houston area, because it functions as a self-contained community. Amenities contained in the development, which are not contained within most other local developments, include a shopping mall, retail centers, office buildings, a hospital, a community college, places of worship, a conference center, 85 parks, 117 holes of golf, including a Tournament Players Course and signature courses by Jack Nicklaus, Arnold Palmer, and Gary Player, two man-made lakes and a performing arts pavilion. The Woodlands competes with other master planned communities in the surrounding Houston market.

         Desert Mountain, a luxury residential and recreational community in Scottsdale, Arizona, which also offers five 18-hole Jack Nicklaus signature golf courses and tennis courts, has few direct competitors due in part to the superior environmental attributes and the types of amenities that it offers.

         CRD invests primarily in mountain resort residential real estate in Colorado and California, and residential real estate in downtown Denver, Colorado. Management believes CRD does not have any direct competitors because the projects and project locations are unique and the land is limited in most of these locations.

                    TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

OWNERSHIP STRUCTURE

         Effective March 12, 1999, the Operating Partnership, Vornado Realty Trust, COPI, the Temperature-Controlled Logistics Partnership and the Temperature-Controlled Logistics Corporation (including all affiliated entities that owned any portion of the business operations of the Temperature-Controlled Logistics Properties at that time) sold all of the non-real estate assets, encompassing the business operations, for approximately $48.7 million to a subsidiary of a newly formed partnership ("AmeriCold Logistics"), owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no interest in AmeriCold Logistics.

         As of December 31, 2001, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties, with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended on January 23, 2002. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent was required to be paid to December 31, 2003.

     AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent declined 11% for the year ended December 31, 2001, compared to the same period in 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and a reduction in the frequency of customer inventory turnover. AmeriCold Logistics deferred $25.5 million of rent for the year ended December 31, 2001, of which the Operating Partnership's share was $10.2 million. AmeriCold Logistics also deferred $19.0 million and $5.4 million of rent for the years ended December 31, 2000 and 1999, respectively, of which the Operating Partnership's share was $7.5 million and $2.1 million, respectively. In December 2001, the Temperature-Controlled Logistics Corporation waived its rights to collect cumulative $39.8 million of the total $49.9 million of deferred rent, of which the Operating Partnership's share was $15.9 million. The Temperature-Controlled Logistics Corporation and the Operating Partnership had recorded adequate valuation allowances related to their portions of the waived deferred rental revenue during the years ended December 31, 2000, and 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Operating Partnership related to the Temperature-Controlled Logistics Corporation's decision to waive collection of the deferred rent.

BUSINESS AND INDUSTRY INFORMATION

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

         AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers include:

                                                                             PERCENTAGE OF
                                                                             2001 REVENUE
                                                                            --------------
                H.J. Heinz & Co. ........................................               16%
                Con-Agra, Inc. ..........................................                8
                Sara Lee Corp. ..........................................                5
                McCain Foods, Inc. ......................................                5
                Tyson Foods, Inc. .......................................                4
                General Mills ...........................................                4
                J.R. Simplot ............................................                3
                Flowers Food, Inc. ......................................                3
                Pro-Fac Cooperative, Inc. ...............................                2
                Farmland Industries, Inc. ...............................                2
                Other ...................................................               48
                                                                            --------------
                Total ...................................................              100%
                                                                            ==============

         Consolidation among retail and food service channels has limited the ability of manufacturers to pass along cost increases by raising prices. Because of this, manufacturers have been forced in the recent past to focus more intensely on supply chain cost (such as inventory management, transportation and distribution) reduction initiatives in an effort to improve operating performance. As the economy continues to recover from the current recession and stabilize, AmeriCold Logistics will continue to examine key areas of its operations to maximize long-term growth potential. These initiatives include customer profitability, reductions of energy and labor costs and providing complete supply chain solutions complemented by information systems to its customers. In addition, to the extent that socioeconomic events create spikes in demand and upset the planning balance between manufacturers and retailers, AmeriCold Logistics will experience variability in its short-term revenues. However, as AmeriCold Logistics focuses on its key initiatives, it intends to forge alliances with existing and new customers that will encourage movement of product into its facilities and strengthen long-term revenues.

COMPETITION

         AmeriCold Logistics is the largest operator of public refrigerated warehouse space in North America and has more than twice the cubic feet of the second largest operator. AmeriCold Logistics operated an aggregate of approximately 18% of total cubic feet of public refrigerated warehouse space as of December 31, 2001. No other person or entity operated more than 8% of total public refrigerated warehouse space as of December 31, 2001. As a result, AmeriCold Logistics does not have any competitors of comparable size. AmeriCold Logistics operates in an environment in which competition is national, regional and local in nature and in which the range of service, temperature-controlled logistics facilities, customer mix, service performance and price are the principal competitive factors.

DEVELOPMENT

         The Temperature-Controlled Logistics Corporation completed the acquisition of one facility in the first quarter of 2001 for $10.0 million and completed the construction of one facility in the third quarter of 2001 for $15.8 million, representing in aggregate approximately 8.5 million cubic feet (0.2 million square feet) of additional warehouse space.

ITEM 2.  PROPERTIES

         The Operating Partnership considers all of its Properties to be in good condition, well-maintained and suitable and adequate to carry on the Operating Partnership's business.

                                OFFICE PROPERTIES

         As of December 31, 2001, the Operating Partnership owned or had an interest in 74 Office Properties located in 26 metropolitan submarkets in six states with an aggregate of approximately 28.0 million net rentable square feet. The Operating Partnership's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas, metropolitan areas. As of December 31, 2001, the Operating Partnership's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 77% of its office portfolio based on total net rentable square feet (41% for Dallas/Fort Worth and 36% for Houston).

         In pursuit of management's objective to dispose of non-strategic and non-core assets, five of the Operating Partnership's fully consolidated Office Properties were disposed of during the year ended December 31, 2001. The Operating Partnership completed the sale of the two Washington Harbour Office Properties located in Washington, D.C., and the Woodlands Office Equities - '95 Limited, owned by the Operating Partnership and the Woodlands Commercial Properties Company, L. P., sold three Office Properties located within The Woodlands, Texas.

OFFICE PROPERTIES TABLES

         The following table shows, as of December 31, 2001, certain information about the Operating Partnership's Office Properties. In the table below "CBD" means central business district. Based on rental revenues from office leases in effect as of December 31, 2001, no single customer accounted for more than 5% of the Operating Partnership's total Office Segment rental revenues for 2001.

                                                                                                                      WEIGHTED
                                                                                                                       AVERAGE
                                                                                             NET                    FULL-SERVICE
                                                                                           RENTABLE                  RENTAL RATE
                                        NO. OF                                   YEAR        AREA        PERCENT     PER LEASED
         STATE, CITY, PROPERTY       PROPERTIES          SUBMARKET            COMPLETED    (SQ. FT.)      LEASED      SQ. FT.(1)
     ------------------------------  ------------  -----------------------    ----------  -----------    --------   ------------
TEXAS
   DALLAS
    Bank One Center(2)                         1   CBD                             1987    1,530,957          88%       $ 23.11
    The Crescent Office Towers                 1   Uptown/Turtle Creek             1985    1,204,670         100          32.81
    Fountain Place                             1   CBD                             1986    1,200,266          97          20.28
    Trammell Crow Center(3)                    1   CBD                             1984    1,128,331          85          25.09
    Stemmons Place                             1   Stemmons Freeway                1983      634,381          87          17.67
    Spectrum Center(4)                         1   Far North Dallas                1983      598,250          88          24.05
    Waterside Commons                          1   Las Colinas                     1986      458,739         100          20.84
    125 E. John Carpenter Freeway              1   Las Colinas                     1982      445,993          80          28.92
    Reverchon Plaza                            1   Uptown/Turtle Creek             1985      374,165          52          21.62
    The Aberdeen                               1   Far North Dallas                1986      320,629         100          19.42
    MacArthur Center I & II                    1   Las Colinas                1982/1986      294,069          92          23.89
    Stanford Corporate Centre                  1   Far North Dallas                1985      265,507          72          23.85
    12404 Park Central                         1   LBJ Freeway                     1987      239,103         100          22.75
    Palisades Central II                       1   Richardson/Plano                1985      237,731          99(10)      22.50
    3333 Lee Parkway                           1   Uptown/Turtle Creek             1983      233,769          92          22.71
    Liberty Plaza I & II                       1   Far North Dallas           1981/1986      218,813         100          16.16
    The Addison                                1   Far North Dallas                1981      215,016         100          19.85
    Palisades Central I                        1   Richardson/Plano                1980      180,503          95          21.39
    Greenway II                                1   Richardson/Plano                1985      154,329         100          23.86
    Greenway I & IA                            2   Richardson/Plano                1983      146,704         100          24.22
    Addison Tower                              1   Far North Dallas                1987      145,886          95          20.61
    5050 Quorum                                1   Far North Dallas                1981      133,594          87          20.63
    Cedar Springs Plaza(5)                     1   Uptown/Turtle Creek             1982      110,923          92          19.63
                                     ------------                                         -----------    -------     -----------
     Subtotal/Weighted Average                24                                          10,472,328          91%       $ 23.54
                                     ------------                                         -----------    -------     -----------

   FORT WORTH
    Carter Burgess Plaza                       1   CBD                             1982      954,895          90%(10)   $ 17.16
                                     ------------                                         -----------    -------     -----------

   HOUSTON
    Greenway Plaza Office Portfolio           10   Richmond-Buffalo           1969-1982    4,285,906          93%       $ 20.30
                                                   Speedway
    Houston Center                             3   CBD                        1974-1983    2,764,418          95          21.83
    Post Oak Central                           3   West Loop/Galleria         1974-1981    1,277,516          89          19.68
    The Woodlands Office Properties(6)         8   The Woodlands              1980-1996      561,989          89          17.62
    Four Westlake Park(7)                      1   Katy Freeway                    1992      561,065         100          21.06
    Three Westlake Park                        1   Katy Freeway                    1983      414,206          94          22.45
    1800 West Loop South                       1   West Loop/Galleria              1982      399,777          69          19.53
                                     ------------                                         -----------    -------     -----------
     Subtotal/Weighted Average                27                                          10,264,877          92%       $ 20.62
                                     ------------                                         -----------    -------     -----------

                                                                                                                        WEIGHTED
                                                                                                                         AVERAGE
                                                                                               NET                    FULL-SERVICE
                                                                                            RENTABLE                   RENTAL RATE
                                      NO. OF                                   YEAR        AREA        PERCENT         PER LEASED
      STATE, CITY, PROPERTY         PROPERTIES          SUBMARKET            COMPLETED    (SQ. FT.)      LEASED        SQ. FT.(1)
     -----------------------        ------------  -----------------------    ----------  -----------    --------     ------------
   AUSTIN
    Frost Bank Plaza                          1   CBD                             1984      433,024          97%         $ 25.12
    301 Congress Avenue(8)                    1   CBD                             1986      418,338          80            26.30
    Bank One Tower(7)                         1   CBD                             1974      389,503          96            24.67
    Austin Centre                             1   CBD                             1986      343,664          93            27.82
    The Avallon I, II, III, IV, V             3   Northwest             1993/1997/2001      318,217          87(10)        23.74
    Barton Oaks Plaza One                     1   Southwest                       1986       99,895         100            27.11
                                    ------------                                         -----------    -------       -----------
     Subtotal/Weighted Average                8                                           2,002,641          91%         $ 25.57
                                    ------------                                         -----------    -------       -----------

COLORADO
   DENVER
    MCI Tower                                 1   CBD                             1982      550,807          99%         $ 19.47
    Ptarmigan Place                           1   Cherry Creek                    1984      418,630         100            19.36
    Regency Plaza One                         1   Denver Technology Center        1985      309,862          95            24.14
    55 Madison                                1   Cherry Creek                    1982      137,176          97            20.79
    The Citadel                               1   Cherry Creek                    1987      130,652          97            23.35
    44 Cook                                   1   Cherry Creek                    1984      124,174          91            20.71
                                    ------------                                         -----------    -------       -----------
     Subtotal/Weighted Average                6                                           1,671,301          98%         $ 20.80
                                    ------------                                         -----------    -------       -----------

   COLORADO SPRINGS
    Briargate Office and
     Research Center                          1   Colorado Springs                1988      252,857          64%(10)     $ 19.72
                                    ------------                                         -----------    -------       -----------

FLORIDA
   MIAMI
    Miami Center                              1   CBD                             1983      782,686          95%         $ 26.60
    Datran Center                             2   South Dade/Kendall         1986/1988      472,236          94            23.23
                                    ------------                                         -----------    -------       -----------
     Subtotal/Weighted Average                3                                           1,254,922          95%         $ 25.34
                                    ------------                                         -----------    -------       -----------

ARIZONA
   PHOENIX
    Two Renaissance Square                    1   Downtown/CBD                    1990      476,373          97%         $ 25.43
    6225 North 24th Street                    1   Camelback Corridor              1981       86,451          34            21.98
                                    ------------                                         -----------    -------       -----------
     Subtotal/Weighted Average                2                                             562,824          87%         $ 25.23
                                    ------------                                         -----------    -------       -----------

NEW MEXICO
   ALBUQUERQUE
    Albuquerque Plaza                         1   CBD                             1990      366,236          87%         $ 19.35
                                    ------------                                         -----------    -------       -----------

CALIFORNIA
   SAN DIEGO
    Chancellor Park(9)                        1   University Town Center          1988      195,733          84%         $ 26.94
                                    ------------                                         -----------    -------       -----------


     Total/Weighted Average                  74                                          27,998,614         92%(10)      $ 22.28(11)
                                   ============                                         ===========    =======       ===========

----------

(1) Calculated based on base rent payable as of December 31, 2001, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers.

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

(5)      This Office Property was sold subsequent to December 31, 2001.

(6) The Operating Partnership has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the eight Office Properties that comprise The Woodlands Office Properties.

(7) The Operating Partnership has a 0.1% general partner interest and a 19.9% limited partner interest in the partnerships that own Four Westlake Park and Bank One Tower.

(8) The Operating Partnership has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

(9) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership, which owns the building.

(10) Leases have been executed at certain Office Properties but had not commenced as of December 31, 2001. If such leases had commenced as of December 31, 2001, the percent leased for all Office Properties would have been 93%. The total percent leased for these Properties would have been as follows: Palisades Central II - 100%; Carter Burgess Plaza - 95%; The Avallon - 100%; and Briargate Office and Research Center - 67%.

(11) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of December 31, 2001, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from customers is $22.42.

         The following table provides information, as of December 31, 2001, for the Operating Partnership's Office Properties by state, city and submarket.

                                                                        PERCENT                      OPERATING
                                                         PERCENT OF    LEASED AT      OFFICE        PARTNERSHIP
                                               TOTAL        TOTAL      OPERATING     SUBMARKET       SHARE OF
                                             OPERATING    OPERATING   PARTNERSHIP     PERCENT         OFFICE
                                 NUMBER OF  PARTNERSHIP  PARTNERSHIP    OFFICE        LEASED/        SUBMARKET
     STATE, CITY, SUBMARKET      PROPERTIES    NRA(1)      NRA(1)     PROPERTIES     OCCUPIED(2)     NRA(1)(2)
-------------------------------- ---------- ------------ -----------  -----------    ----------     -----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                    3   3,859,554         13%           90%           86%            21%
   Uptown/Turtle Creek(6)                 4   1,923,527          7            89            87             33
   Far North Dallas                       7   1,897,695          7            91            84             15
   Las Colinas                            3   1,198,801          4            91            86              9
   Richardson/Plano                       5     719,267          3            99(7)         93             13
   Stemmons Freeway                       1     634,381          2            87            90             26
   LBJ Freeway                            1     239,103          1           100            75              3
                                 ---------- -----------  ---------    ----------     ---------      ---------
     Subtotal/Weighted Average           24  10,472,328         37%           91%           85%            16%
                                 ---------- -----------  ---------    ----------     ---------      ---------

 FORT WORTH
   CBD                                    1     954,895          3%           90%(7)        96%            26%
                                 ---------- -----------  ---------    ----------     ---------      ---------

 HOUSTON
   CBD                                    3   2,764,418         10%           95%           95%            12%
   Richmond-Buffalo Speedway              7   3,613,903         13            95            94             71
   West Loop/Galleria                     4   1,677,293          6            85            86             11
   Katy Freeway                           2     975,271          4            98            92             15
   The Woodlands                          6     427,364          1            86            87             88
                                 ---------- -----------  ---------    ----------     ---------      ---------
     Subtotal/Weighted Average           22   9,458,249         34%           93%           92%            19%
                                 ---------- -----------  ---------    ----------     ---------      ---------

AUSTIN
   CBD                                    4   1,584,529          6%           91%           90%            33%
   Northwest                              3     318,217          1            87(7)         83              5
   Southwest                              1      99,895          0           100            90              3
                                 ---------- -----------  ---------    ----------     ---------      ---------
     Subtotal/Weighted Average            8   2,002,641          7%           91%           87%            14%
                                 ---------- -----------  ---------    ----------     ---------      ---------

COLORADO
 DENVER
   Cherry Creek                           4     810,632          3%           98%           97%            45%
   CBD                                    1     550,807          2            99            94              5
   Denver Technology Center               1     309,862          1            95            81              6
                                 ---------- -----------  ---------    ----------     ---------      ---------
     Subtotal/Weighted Average            6   1,671,301          6%           98%           90%             9%
                                 ---------- -----------  ---------    ----------     ---------      ---------

 COLORADO SPRINGS
   Colorado Springs                       1     252,857          1%           64%(7)        86%             5%
                                 ---------- -----------  ---------    ----------     ---------      ---------

FLORIDA
 MIAMI
   CBD                                    1     782,686          3%           95%           95%            25%
   South Dade/Kendall                     2     472,236          2            94            81             78
                                 ---------- -----------  ---------    ----------     ---------      ---------
     Subtotal/Weighted Average            3   1,254,922          5%           95%           93%            34%
                                 ---------- -----------  ---------    ----------     ---------      ---------

ARIZONA
 PHOENIX
   Downtown/CBD                           1     476,373          2%           97%           87%            18%
   Camelback Corridor                     1      86,451          0            34            81              2
                                 ---------- -----------  ---------    ----------     ---------      ---------
     Subtotal/Weighted Average            2     562,824          2%           87%           83%             8%
                                 ---------- -----------  ---------    ----------     ---------      ---------

NEW MEXICO
 ALBUQUERQUE
   CBD                                    1     366,236          1%           87%           89%            64%
                                 ---------- -----------  ---------    ----------     ---------      ---------

CALIFORNIA
 SAN DIEGO
   University Town Center                 1     195,733          1%           84%           83%             6%
                                 ---------- -----------  ---------    ----------     ---------      ---------

                                                              WEIGHTED
                                                              AVERAGE
                                                             OPERATING
                                  WEIGHTED     OPERATING    PARTNERSHIP
                                   AVERAGE    PARTNERSHIP      FULL-
                                   QUOTED       QUOTED        SERVICE
                                   MARKET       RENTAL         RENTAL
                                 RENTAL RATE   RATE PER       RATE PER
                                 PER SQUARE     SQUARE         SQUARE
     STATE, CITY, SUBMARKET      FOOT(2)(3)     FOOT(4)       FOOT(5)
-------------------------------- -----------  -----------   ------------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                           $     20.66   $   25.32      $22.70
   Uptown/Turtle Creek(6)              24.28       31.85       29.51
   Far North Dallas                    24.48       24.26       21.12
   Las Colinas                         22.85       23.90       24.25
   Richardson/Plano                    20.64       24.61       22.88
   Stemmons Freeway                    23.75       19.30       17.67
   LBJ Freeway                         22.77       23.00       22.75
                                 -----------   ---------      ------
     Subtotal/Weighted Average   $     22.50   $   25.70      $23.54
                                 -----------   ---------      ------

 FORT WORTH
   CBD                           $     22.59   $   21.80      $17.16
                                 -----------   ---------      ------

 HOUSTON
   CBD                           $     24.05   $   27.01      $21.83
   Richmond-Buffalo Speedway           20.83       21.64       20.94
   West Loop/Galleria                  21.75       21.28       19.65
   Katy Freeway                        20.00       24.86       21.63
   The Woodlands                       18.34       18.28       17.87
                                 -----------   ---------      ------
     Subtotal/Weighted Average   $     21.74   $   23.33      $20.95
                                 -----------   ---------      ------

 AUSTIN
   CBD                           $     28.34   $   32.04      $25.83
   Northwest                           24.86       30.12       23.74
   Southwest                           24.93       29.59       27.11
                                 -----------   ---------      ------
     Subtotal/Weighted Average   $     27.62   $   31.61      $25.57
                                 -----------   ---------      ------

COLORADO
 DENVER
   Cherry Creek                  $     23.31   $   23.48      $20.43
   CBD                                 24.25       25.00       19.47
   Denver Technology Center            20.00       26.00       24.14
                                 -----------   ---------      ------
     Subtotal/Weighted Average   $     23.01   $   24.45      $20.80
                                 -----------   ---------      ------

 COLORADO SPRINGS
   Colorado Springs              $     20.60   $   20.85      $19.72
                                 -----------   ---------      ------

FLORIDA
 MIAMI
   CBD                           $     31.46   $   30.70      $26.60
   South Dade/Kendall                  24.97       23.96       23.23
                                 -----------   ---------      ------
     Subtotal/Weighted Average   $     29.02   $   28.16      $25.34
                                 -----------   ---------      ------

ARIZONA
 PHOENIX
   Downtown/CBD                  $     25.73   $   24.50      $25.43
   Camelback Corridor                  25.88       21.50       21.98
                                 -----------   ---------      ------
     Subtotal/Weighted Average   $     25.75   $   24.04      $25.23
                                 -----------   ---------      ------

NEW MEXICO
 ALBUQUERQUE
   CBD                           $     18.15   $   18.00      $19.35
                                 -----------   ---------      ------

CALIFORNIA
 SAN DIEGO
   University Town Center        $     37.80   $   35.50      $26.94
                                 -----------   ---------      ------

                                                                        PERCENT                      OPERATING
                                                         PERCENT OF    LEASED AT       OFFICE       PARTNERSHIP
                                               TOTAL        TOTAL      OPERATING     SUBMARKET       SHARE OF
                                             OPERATING    OPERATING   PARTNERSHIP     PERCENT         OFFICE
                                 NUMBER OF  PARTNERSHIP  PARTNERSHIP    OFFICE        LEASED/        SUBMARKET
     STATE, CITY, SUBMARKET      PROPERTIES   NRA(1)       NRA(1)     PROPERTIES     OCCUPIED(2)     NRA(1)(2)
-------------------------------- ---------- -----------  -----------  -----------    -----------    ----------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                           69  27,191,986         97%           92%           88%            16%
                                 ========== ===========  =========    ==========     =========      =========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway              3     672,003          2%           81%           84%            22%
   The Woodlands                          2     134,625          1            98            47             47
                                 ---------- -----------  ---------    ----------     ---------      ---------
     Subtotal/Weighted Average            5     806,628          3%           84%           81%            24%
                                 ---------- -----------  ---------    ----------     ---------      ---------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                            5     806,628          3%           84%           81%            24%
                                 ========== ===========  =========    ==========     =========      =========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE            74  27,998,614        100%           92%(7)        88%            16%
                                 ========== ===========  =========    ==========     =========      =========

                                                             WEIGHTED
                                                              AVERAGE
                                                             OPERATING
                                  WEIGHTED     OPERATING    PARTNERSHIP
                                   AVERAGE    PARTNERSHIP      FULL-
                                   QUOTED       QUOTED        SERVICE
                                   MARKET       RENTAL        RENTAL
                                 RENTAL RATE   RATE PER      RATE PER
                                 PER SQUARE     SQUARE        SQUARE
     STATE, CITY, SUBMARKET      FOOT(2)(3)     FOOT(4)       FOOT(5)
-------------------------------- -----------  -----------   -----------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                   $     23.05   $   25.10      $22.44
                                 ===========   =========      ======

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway     $     17.69   $   16.80      $16.15
   The Woodlands                       16.60       16.60       16.92
                                 -----------   ---------      ------
     Subtotal/Weighted Average   $     17.51   $   16.77      $16.30
                                 -----------   ---------      ------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                   $     17.51   $   16.77      $16.30
                                 ===========   =========      ======
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE    $     22.89   $   24.86      $22.28(8)
                                 ===========   =========      ======

----------

(1)  NRA means net rentable area in square feet.

(2) Market information is for Class A office space under the caption "Class A Office Properties" and for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), Costar (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and Denver Technology Center submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD and Cammelback Corridor submarkets), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and Costar/John Burnham & Co. (for the San Diego University Town Center submarket).

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

(6) One Office Property in this submarket was sold subsequent to December 31, 2001.

(7) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of December 31, 2001. If such leases had commenced as of December 31, 2001, the percent leased for all Office Properties in the Operating Partnership's submarkets would have been 93%. The total percent leased for these Class A Operating Partnership submarkets would have been as follows: Richardson/Plano - 99%; Fort Worth CBD - 95%; Austin-Northwest - 100%; and Colorado Springs - 67%.

(8) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $22.42.

 The following table shows, as of December 31, 2001, the principal business conducted by the customers at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the tenants.

                                 Percent of
    Industry Sector             Leased Sq. Ft.
------------------------        --------------
Professional Services(1)                 27%
Energy(2)                                21
Financial Services(3)                    19
Telecommunications                        8
Technology                                7
Manufacturing                             3
Food Service                              3
Government                                3
Retail                                    2
Medical                                   2
Other (4)                                 5
                                    -------
TOTAL LEASED                            100%
                                    =======

----------

(1) Includes legal, accounting, engineering, architectural and advertising services.

(2)      Includes oil and gas and utility companies.

(3)      Includes banking, title and insurance and investment services.

(4) Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of December 31, 2001, for the Operating Partnership's total Office Properties and for Dallas, Houston and Austin, Texas, and Denver, Colorado, individually, for each of the 10 years beginning with 2002, assuming that none of the customers exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES

                                                                                                       PERCENTAGE
                                             NET RENTABLE        PERCENTAGE OF                          TOTAL OF      ANNUAL FULL-
                                                 AREA             LEASED NET           ANNUAL          ANNUAL FULL-   SERVICE RENT
                             NUMBER OF        REPRESENTED        RENTABLE AREA      FULL-SERVICE       SERVICE RENT    PER SQUARE
                           TENANTS WITH       BY EXPIRING         REPRESENTED        RENT UNDER        REPRESENTED     FOOT OF NET
     YEAR OF LEASE           EXPIRING            LEASES           BY EXPIRING         EXPIRING         BY EXPIRING    RENTABLE AREA
      EXPIRATION              LEASES         (SQUARE FEET)          LEASES            LEASES(1)           LEASES      EXPIRING(1)
     -------------         ------------      -------------       -------------      ------------       ------------   -------------
2002                                468         3,869,011(2)           15.3%        $ 85,393,837            14.4%        $ 22.07
2003                                339         3,534,746(3)           14.0           76,445,243            12.9           21.63
2004                                276         4,327,226              17.1           99,509,168            16.8           23.00
2005                                237         3,385,760              13.4           79,321,957            13.4           23.43
2006                                177         2,574,065              10.2           62,564,254            10.6           24.31
2007                                 71         2,066,023               8.2           48,576,388             8.2           23.51
2008                                 32           983,109               3.9           24,066,598             4.1           24.48
2009                                 19           676,981               2.7           17,305,474             2.9           25.56
2010                                 27         1,504,156               6.0           40,528,244             6.8           26.94
2011                                 26           723,362               2.9           19,573,471             3.3           27.06
2012 and thereafter                  19         1,587,599               6.3           39,124,239             6.6           24.64
                           ------------      ------------           -------         ------------         -------         -------
                                  1,691        25,232,038(4)          100.0%        $592,408,873           100.0%        $ 23.48
                           ============      ============           =======         ============         =======         =======

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of December 31, 2001, leases have been signed for approximately 1,471,592 net rentable square feet (representing approximately 38% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2002.

(3) As of December 31, 2001, leases have been signed for approximately 460,353 net rentable square feet (representing approximately 13% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2003.

(4) Reconciliation to the Operating Partnership's total Office Property net rentable area is as follows:

                                               SQUARE       PERCENTAGE
                                                FEET         OF TOTAL
                                             ----------     ----------
Square footage occupied by tenants           25,232,038       90.1%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments               387,158        1.4
Square footage vacant                         2,379,418        8.5
                                             ----------      -----
Total net rentable square footage            27,998,614      100.0%
                                             ==========      =====

DALLAS OFFICE PROPERTIES

                                                                                                 PERCENTAGE
                                     NET RENTABLE      PERCENTAGE OF                              TOTAL OF         ANNUAL FULL-
                                         AREA           LEASED NET              ANNUAL          ANNUAL FULL-        SERVICE RENT
                     NUMBER OF       REPRESENTED       RENTABLE AREA         FULL-SERVICE       SERVICE RENT         PER SQUARE
                    TENANTS WITH     BY EXPIRING        REPRESENTED           RENT UNDER         REPRESENTED        FOOT OF NET
   YEAR OF LEASE      EXPIRING          LEASES          BY EXPIRING            EXPIRING          BY EXPIRING       RENTABLE AREA
     EXPIRATION        LEASES       (SQUARE FEET)         LEASES               LEASES(1)           LEASES           EXPIRING(1)
   -------------    ------------    --------------     -------------         -------------      ------------       -------------
2002                         130         1,202,785(2)         12.8%          $ 30,170,470             13.1%           $ 25.08
2003                          94         1,342,618(3)         14.3             29,997,695             13.0              22.34
2004                          84         1,150,737            12.2             30,276,805             13.1              26.31
2005                          91         1,795,101            19.1             41,139,066             17.8              22.92
2006                          43           702,018             7.5             17,875,245              7.8              25.46
2007                          26         1,048,063            11.2             25,470,093             11.1              24.30
2008                          11           590,319             6.3             15,449,754              6.7              26.17
2009                           6           376,473             4.0              9,744,552              4.2              25.88
2010                          13           733,171             7.8             21,211,321              9.2              28.93
2011                           7           198,876             2.1              5,684,743              2.5              28.58
2012 and thereafter            2           254,018             2.7              3,455,038              1.5              13.60
                        --------       -----------       ----------         -------------       -----------           -------
                             507         9,394,179           100.0%         $ 230,474,782            100.0%           $ 24.53
                        ========       ===========       ==========         =============       ===========           =======

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of December 31, 2001, leases have been signed for approximately 277,925 net rentable square feet (representing approximately 23% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2002.

(3) As of December 31, 2001, leases have been signed for approximately 84,062 net rentable square feet (representing approximately 6% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2003.

HOUSTON OFFICE PROPERTIES

                                                                                                PERCENTAGE
                                      NET RENTABLE       PERCENTAGE OF                            TOTAL OF       ANNUAL FULL-
                                          AREA            LEASED NET            ANNUAL          ANNUAL FULL-     SERVICE RENT
                       NUMBER OF       REPRESENTED       RENTABLE AREA       FULL-SERVICE       SERVICE RENT      PER SQUARE
                     TENANTS WITH     BY EXPIRING        REPRESENTED          RENT UNDER         REPRESENTED     FOOT OF NET
   YEAR OF LEASE        EXPIRING         LEASES           BY EXPIRING           EXPIRING          BY EXPIRING    RENTABLE AREA
    EXPIRATION           LEASES       (SQUARE FEET)         LEASES             LEASES(1)            LEASES        EXPIRING(1)
   -------------     ------------     -------------      -------------       -------------      -------------    -------------
2002                          182         1,499,472(2)            15.9%       $ 30,138,158             14.5%        $ 20.10
2003                          128         1,243,846(3)            13.2          25,424,330             12.2           20.44
2004                          107         2,121,173               22.5          43,386,335             20.9           20.45
2005                           71           576,838                6.1          12,801,669              6.2           22.19
2006                           60         1,152,161               12.2          25,946,294             12.5           22.52
2007                           22           754,456                8.0          16,571,175              8.0           21.96
2008                           10           293,235                3.1           5,996,878              2.9           20.45
2009                            3            74,984                0.8           1,729,655              0.8           23.07
2010                            7           582,997                6.2          13,872,390              6.7           23.79
2011                           10           416,487                4.4          10,130,045              4.9           24.32
2012 and thereafter             4           693,726                7.6          21,924,512             10.4           31.60
                          -------      ------------          ---------       -------------         --------         -------
                              604         9,409,375              100.0%      $ 207,921,441            100.0%        $ 22.10
                          =======      ============          =========       =============         ========         =======

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of December 31, 2001, leases have been signed for approximately 650,146 net rentable square feet (representing approximately 43% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2002.

(3) As of December 31, 2001, leases have been signed for approximately 269,229 net rentable square feet (representing approximately 22% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2003.

AUSTIN OFFICE PROPERTIES

                                                                                                     PERCENTAGE
                                     NET RENTABLE       PERCENTAGE OF                                TOTAL OF          ANNUAL FULL-
                                         AREA            LEASED NET               ANNUAL            ANNUAL FULL-      SERVICE RENT
                      NUMBER OF       REPRESENTED       RENTABLE AREA           FULL-SERVICE        SERVICE RENT       PER SQUARE
                    TENANTS WITH     BY EXPIRING         REPRESENTED             RENT UNDER         REPRESENTED        FOOT OF NET
   YEAR OF LEASE      EXPIRING          LEASES           BY EXPIRING             EXPIRING           BY EXPIRING       RENTABLE AREA
    EXPIRATION         LEASES        (SQUARE FEET)         LEASES                LEASES(1)             LEASES          EXPIRING(1)
   -------------    ------------    --------------      -------------           ------------      ---------------     -------------
2002                          35           197,617(2)            11.3%          $  5,332,326             11.6%          $  26.98
2003                          31           207,735(3)            11.9              5,223,132             11.4              25.14
2004                          17           347,369               19.8              8,460,804             18.5              24.36
2005                          25           531,494               30.3             13,832,510             30.2              26.03
2006                          16           318,543               18.2              9,102,744             19.8              28.58
2007                           5            42,266                2.4              1,142,580              2.5              27.03
2008                           3            49,094                2.8              1,253,991              2.7              25.54
2009                           1            21,447                1.2                541,751              1.2              25.26
2010                          --                --                 --                     --               --                 --
2011                           2             3,773                0.2                145,987              0.3              38.69
2012 and thereafter            1            33,315                1.9                828,777              1.8              24.88
                         -------       -----------         ----------           ------------        ---------           --------
                             136         1,752,653              100.0%          $ 45,864,602            100.0%          $  26.17
                         =======       ===========         ==========           ============        =========           ========

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of December 31, 2001, leases have been signed for approximately 103,637 net rentable square feet (representing approximately 52% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2002.

(3) As of December 31, 2001, leases have been signed for approximately 31,762 net rentable square feet (representing approximately 15% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2003.

DENVER OFFICE PROPERTIES

                                                                                                  PERCENTAGE
                                             NET RENTABLE      PERCENTAGE OF                        TOTAL OF       ANNUAL FULL-
                                                 AREA            LEASED NET        ANNUAL         ANNUAL FULL-     SERVICE RENT
                            NUMBER OF        REPRESENTED       RENTABLE AREA     FULL-SERVICE     SERVICE RENT      PER SQUARE
                          TENANTS WITH       BY EXPIRING        REPRESENTED      RENT UNDER       REPRESENTED      FOOT OF NET
      YEAR OF LEASE         EXPIRING            LEASES          BY EXPIRING       EXPIRING        BY EXPIRING      RENTABLE AREA
        EXPIRATION           LEASES          (SQUARE FEET)         LEASES         LEASES(1)          LEASES        EXPIRING(1)
      -------------       ------------       -------------      -------------    ------------     ------------     -------------
2002                                41            604,619(2)            38.2%     $12,076,836             35.9%     $     19.97
2003                                36            469,416(3)            29.7        9,788,225             29.1            20.85
2004                                17            198,332               12.5        4,308,220             12.8            21.72
2005                                15            171,349               10.8        4,002,821             11.9            23.36
2006                                10             71,586                4.5        1,781,483              5.3            24.89
2007                                 2             15,988                1.0          378,437              1.1            23.67
2008                                 1             21,351                1.4          603,806              1.8            28.28
2009                                 4             19,602                1.2          445,447              1.3            22.72
2010                                 2              7,611                0.5          183,357              0.6            24.09
2011                                 1              2,478                0.2           52,038              0.2            21.00
2012 and thereafter                 --                 --                0.0               --              0.0               --
                           -----------        -----------        -----------      -----------      -----------      -----------
                                   129          1,582,332              100.0%     $33,620,670            100.0%     $     21.25
                           ===========        ===========        ===========      ===========      ===========      ===========

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of December 31, 2001, leases have been signed for approximately 343,913 net rentable square feet (representing approximately 57% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2002.

(3) As of December 31, 2001, leases have been signed for approximately 22,397 net rentable square feet (representing approximately 5% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2003.

                             RESORT/HOTEL PROPERTIES


         The following table shows certain information for the years ended December 31, 2001, and 2000, with respect to the Operating Partnership's Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which measure their performance based on available guest nights.

                                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                                            ----------------------------------------
                                                                                                                          REVENUE
                                                                                              AVERAGE      AVERAGE          PER
                                                                                             OCCUPANCY      DAILY        AVAILABLE
                                                                      YEAR                      RATE         RATE         ROOM/GUEST
                                                                   COMPLETED/               -----------  ------------   -----------
RESORT/HOTEL PROPERTY(1)                          LOCATION         RENOVATED      ROOMS      2001   2000  2001    2000   2001   2000
------------------------                          --------         ----------    -------     ----   ----  -----   ----   ----   ----
   UPSCALE BUSINESS CLASS HOTELS:
     Denver Marriott City Center                Denver, CO         1982/1994         613       77%    84%  $123   $120   $ 95   $101
     Hyatt Regency Albuquerque                  Albuquerque, NM       1990           395       69     69    108    106     74     73
     Omni Austin Hotel                          Austin, TX            1986           372       68     81    124    133     84    108
     Renaissance Houston Hotel                  Houston, TX        1975/2000         389       64     59    113     95     73     56
                                                                                 -------     ----   ----   ----   ----   ----   ----
          TOTAL/WEIGHTED AVERAGE                                                   1,769       71%    75%  $118   $116   $ 83   $ 86
                                                                                 =======     ====   ====   ====   ====   ====   ====

   LUXURY RESORTS AND SPAS:
     Park Hyatt Beaver Creek Resort and Spa(2)  Avon, CO              1989           276       57%    69%  $278   $254   $159   $176
     Sonoma Mission Inn & Spa                   Sonoma, CA       1927/1987/1997      228       59     75    299    302    176    226
     Ventana Inn & Spa                          Big Sur, CA      1975/1982/1988       62       73     78    420    458    304    358
                                                                                 -------     ----   ----   ----   ----   ----   ----
          TOTAL/WEIGHTED AVERAGE                                                     566       60%    72%  $305   $298   $182   $216
                                                                                 =======     ====   ====   ====   ====   ====   ====
                                                                                  GUEST
                                                                                  NIGHTS
                                                                                 -------
   DESTINATION FITNESS RESORTS AND SPAS:
     Canyon Ranch-Tucson                        Tucson, AZ            1980           250(3)
     Canyon Ranch-Lenox                         Lenox, MA             1989           212(3)
                                                                                 -------     ----   ----   ----   ----   ----   ----
          TOTAL/WEIGHTED AVERAGE                                                     462       81%   86%   $622   $593   $482   $487
                                                                                 =======     ====   ====   ====   ====   ====   ====

          GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES                             70%   76%   $245   $238   $170   $180
                                                                                             ====   ====   ====   ====   ====   ====

----------

(1) As of December 31, 2001, the Operating Partnership had leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COPI. As of December 31, 2001, the Omni Austin Hotel was leased pursuant to a separate lease to HCD Austin Corporation. On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties.

(2) The hotel is undergoing a $6.9 million renovation of all guestrooms. The project is scheduled to be completed by the second quarter of 2002.

(3) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

         The following table shows certain information as of December 31, 2001, relating to the Residential Development Properties.

                                                                                                                       TOTAL
                               RESIDENTIAL                                               RESIDENTIAL      TOTAL     LOTS/UNITS
      RESIDENTIAL              DEVELOPMENT                                               DEVELOPMENT      LOTS/      DEVELOPED
      DEVELOPMENT              PROPERTIES            TYPE OF                            CORPORATION'S     UNITS       SINCE
    CORPORATION(1)                (RDP)               RDP(2)           LOCATION          OWNERSHIP %     PLANNED     INCEPTION
    ---------------            -----------           -------           --------         -------------    -------     ----------
Desert Mountain          Desert Mountain               SF          Scottsdale,  AZ              93.0%      2,665       2,338
    Development                                                                                          -------     -------
    Corporation


The Woodlands            The Woodlands                 SF          The Woodlands,  TX           42.5%     37,554      26,027
    Land Company,                                                                                        -------     -------
    Inc.


Crescent                 Bear Paw Lodge                CO          Avon, CO                     60.0%         53(6)       53
    Resort               Eagle Ranch                   SF          Eagle, CO                    60.0%      1,100(6)      405
    Development,         Main Street
    Inc.                   Junction                    CO          Breckenridge, CO             30.0%         36(6)       36
                         Main Street
                           Station                     CO          Breckenridge, CO             30.0%         82(6)       82
                         Main Street Station
                           Vacation Club               TS          Breckenridge, CO             30.0%         42          42
                         Riverbend                     SF          Charlotte, NC                60.0%        650         161
                         Three Peaks
                           (Eagle's Nest)              SF          Silverthorne, CO             30.0%        391(6)      253
                         Park Place at
                           Riverfront                  CO          Denver, CO                   64.0%         70(6)       70
                         Park Tower at
                           Riverfront                  CO          Denver, CO                   64.0%         61(6)       61
                         Promenade Lofts
                           at Riverfront               CO          Denver, CO                   64.0%         66(6)       66
                         Cresta                      TH/SFH        Edwards, CO                  60.0%         25          19
                         Snow Cloud                    CO          Avon, CO                     64.0%         54(6)       26
                         One Vendue Range              CO          Charleston, SC               62.0%         49(6)       --
                         Tahoe Mountain Resorts    TH/SF/CO/TS     Tahoe, CA                                  --(7)       --(7)
                                                                                                         -------     -------
          TOTAL CRESCENT RESORT DEVELOPMENT, INC.                                                          2,679       1,274
                                                                                                         -------     -------

Mira Vista               Mira Vista                    SF          Fort Worth, TX              100.0%        740         740
    Development          The Highlands                 SF          Breckenridge, CO             12.3%        750         480
    Corp.                                                                                                -------     -------

          TOTAL MIRA VISTA DEVELOPMENT CORP.                                                               1,490       1,220
                                                                                                         -------     -------

Houston Area             Falcon Point                  SF          Houston, TX                 100.0%        510         364
    Development          Falcon Landing                SF          Houston, TX                 100.0%        623         566
    Corp.                Spring Lakes                  SF          Houston, TX                 100.0%        520         266
                                                                                                         -------     -------

          TOTAL HOUSTON AREA DEVELOPMENT CORP.                                                             1,653       1,196
                                                                                                         -------     -------

              TOTAL                                                                                       46,041      32,055
                                                                                                         =======     =======


                                                        TOTAL      AVERAGE
                               RESIDENTIAL            LOTS/UNITS    CLOSED              RANGE OF
      RESIDENTIAL              DEVELOPMENT             CLOSED     SALE PRICE            PROPOSED
      DEVELOPMENT              PROPERTIES               SINCE      PER LOT/            SALE PRICES
    CORPORATION(1)                (RDP)               INCEPTION   UNIT ($)(3)      PER LOT/UNIT ($)(4)
    ---------------            -----------            ---------   -----------   ------------------------
Desert Mountain          Desert Mountain                  2,195      515,000      400,000 --   3,050,000(5)
    Development                                        --------
    Corporation


The Woodlands            The Woodlands                   24,472       57,000       16,000 --   1,035,000
    Land Company,                                      --------
    Inc.


Crescent                 Bear Paw Lodge                      51    1,455,000      665,000 --   2,025,000
    Resort               Eagle Ranch                        347      106,000       80,000 --     150,000
    Development,         Main Street
    Inc.                   Junction                          26      473,000      300,000 --     580,000
                         Main Street
                           Station                            8      801,000      215,000 --   1,065,000
                         Main Street Station
                           Vacation Club                     11    1,028,000      380,000 --   4,600,000
                         Riverbend                          161       30,000       25,000 --      38,000
                         Three Peaks
                           (Eagle's Nest)                   176      253,000      135,000 --     425,000
                         Park Place at
                           Riverfront                        53      372,000      195,000 --   1,445,000
                         Park Tower at
                           Riverfront                        --          N/A      180,000 --   2,100,000
                         Promenade Lofts
                           at Riverfront                     --          N/A      180,000 --   2,100,000
                         Cresta                              15    1,847,000    1,900,000 --   2,600,000
                         Snow Cloud                          21    1,760,000      840,000 --   4,545,000
                         One Vendue Range                    --          N/A      450,000 --   3,100,000
                         Tahoe Mountain Resorts              --(7)       N/A          N/A            N/A
                                                       --------
          TOTAL CRESCENT RESORT DEVELOPMENT, INC.           869
                                                       --------

Mira Vista               Mira Vista                         693      100,000       50,000 --     265,000
    Development          The Highlands                      433      192,000       55,000 --     625,000
    Corp.                                              --------

          TOTAL MIRA VISTA DEVELOPMENT CORP.              1,126
                                                       --------

Houston Area             Falcon Point                       304       42,000       28,000 --      56,000
    Development          Falcon Landing                     488       20,000       19,000 --      26,000
    Corp.                Spring Lakes                       261       30,000       24,000 --      44,000
                                                       --------

          TOTAL HOUSTON AREA DEVELOPMENT CORP.            1,053
                                                       --------

              TOTAL                                      29,715
                                                       ========

----------

(1) As of December 31, 2001, the Operating Partnership had an approximately 95%, 95%, 90%, 94% and 94%, ownership interest in Desert Mountain Development Corporation, The Woodlands Land Company, Inc., Crescent Resort Development, Inc., Mira Vista Development Corp., and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations. On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's ownership interests, representing substantially all of the voting stock, in Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and Crescent Resort Development, Inc.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); SFH (Single Family Homes) and TS (Timeshare Equivalent Units).

(3) Based on lots/units closed during the Operating Partnership's ownership period.

(4)      Based on existing inventory of developed lots and lots to be developed.

(5)      Includes golf membership, which as of December 31, 2001, is $225,000.

(6) As of December 31, 2001, one unit was under contract at Bear Paw Lodge representing $1.6 million in sales; two lots were under contract at Eagle Ranch representing $0.3 million in sales; one unit was under contract at Main Street Junction representing $0.4 million in sales; 73 units were under contract at Main Street Station representing $34.2 million in sales; two lots were under contract at Three Peaks representing $0.6 million in sales; 10 units were under contract at Park Place at Riverfront representing $6.8 million in sales; 43 units were under contract at Park Tower at Riverfront representing $27.6 million in sales; 52 units were under contract at the Promenade Lofts at Riverfront representing $20.9 million in sales; 20 units were under contract at Snow Cloud representing $33.7 million in sales and 41 units were under contract at One Vendue Range representing $47.9 million in sales.

(7) This project is in the early stages of development, and this information is not available as of December 31, 2001.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of December 31, 2001:

                                   TOTAL CUBIC       TOTAL                                          TOTAL CUBIC         TOTAL
                   NUMBER OF         FOOTAGE      SQUARE FEET                       NUMBER OF         FOOTAGE        SQUARE FEET
     STATE       PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)        STATE       PROPERTIES(1)    (IN MILLIONS)    (IN MILLIONS)
     -----       -------------    -------------  -------------        -----       -------------    -------------    -------------
Alabama                      4            10.7            0.3    Missouri(2)                  2            46.8              2.8
Arizona                      1             2.9            0.1    Nebraska                     2             4.4              0.2
Arkansas                     6            33.1            1.0    New York                     1            11.8              0.4
California                   9            28.6            1.1    North Carolina               3            10.0              0.4
Colorado                     1             2.8            0.1    Ohio                         1             5.5              0.2
Florida                      5             7.5            0.3    Oklahoma                     2             2.1              0.1
Georgia                      8            49.5            1.7    Oregon                       6            40.4              1.7
Idaho                        2            18.7            0.8    Pennsylvania                 2            27.4              0.9
Illinois                     2            11.6            0.4    South Carolina               1             1.6              0.1
Indiana                      1             9.1            0.3    South Dakota                 1             2.9              0.1
Iowa                         2            12.5            0.5    Tennessee                    3            10.6              0.4
Kansas                       2             5.0            0.2    Texas                        2             6.6              0.2
Kentucky                     1             2.7            0.1    Utah                         1             8.6              0.4
Maine                        1             1.8            0.2    Virginia                     2             8.7              0.3
Massachusetts                5            10.5            0.5    Washington                   6            28.7              1.1
Mississippi                  1             4.7            0.2    Wisconsin                    3            17.4              0.6
                                                                                  -------------     -----------      -----------

                                                                 TOTAL                       89(3)        445.2(3)           17.7(3)
                                                                                  =============     ===========      ===========

----------

(1) As of December 31, 2001, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Operating Partnership has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of December 31, 2001, AmeriCold Logistics operated 100 temperature-controlled logistics properties with an aggregate of approximately 524.6 million cubic feet (20.2 million square feet) of warehouse space.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

MARKET INFORMATION AND DISTRIBUTIONS

         The actual results of operations of the Operating Partnership and the amounts actually available for distribution will be affected by a number of factors, including:

         o  the operating and interest expenses of the Operating Partnership;
         o  the ability of customers to meet their rent obligations;
         o general leasing activity in the markets in which the Office Properties are located;
         o  consumer preferences relating to the Resort/Hotel Properties;
         o  cash flows from unconsolidated entities;
         o  the general condition of the United States economy;
         o  federal, state and local taxes payable by the Operating
            Partnership;
         o  capital expenditure requirements; and
         o  the adequacy of cash reserves.

         There is no established public trading market for the Registrant's limited partner interests, including the associated units for limited partners other than the Company and the General Partner ("Units"). The following table sets forth the cash distributions paid per Unit during each quarter of fiscal years 2000 and 2001. As of March 11, 2002, there were 43 record holders of Units.

Quarter Ended:             2001 Distributions             2000 Distributions
March 31                   $1.10                          $1.10
June 30                    $1.10                          $1.10
September 30               $0.75(1)                       $1.10
December 31                $0.75(1)                       $1.10

----------

(1) Beginning with the third quarter of 2001, the Operating Partnership reduced its quarterly distribution from $1.10 per Unit, or an annualized distribution of 4.40 per Unit, to $0.75 per Unit, or an annualized distribution of $3.00 per Unit. Comparable cash distributions are expected in the future.

         Beginning with the third quarter of 2001 the Operating Partnership, due to its revised cash flow expectations in the uncertain economic environment and measuring its payout ratios to those of the Operating Partnership's peer group, reduced its quarterly distribution from $1.10 per unit, or an annualized distribution of $4.40 per unit, to $0.75 per unit, or an annualized distribution of $3.00 per unit.

         Distributions by the Operating Partnership to the extent of its current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a partner as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the partner's basis in such partner's units, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the partner's basis in its units will have the effect of deferring taxation until the sale of the partner's units. No assurances can be given regarding what portion, if any, of distributions in 2002 or subsequent years will constitute a return of capital for federal income tax purposes.

         Distributions on the Operating Partnership's units are payable at the rate of $3.00 per annum per unit.

         Following is the income tax status of distributions paid during the years ended December 31, 2001 and 2000 to unitholders:

                                                   2001         2000
                                                ----------   ------------
Ordinary dividend/distribution                      50.3%        51.5%
Capital gain                                          --          6.4
Return of capital                                   49.7         35.9
Unrecaptured Section 1250 Gain                        --          6.2


         Distributions on the 8,000,000 6 3/4% Series A Convertible Cumulative Preferred Units issued by the Company in February 1998 are payable at the rate of $1.6875 per annum per Series A Convertible Cumulative Preferred Units, prior to distributions on the units

         Following is the income tax status of distributions paid during the years ended December 31, 2001 and 2000 to preferred unitholders:

                                                   2001         2000
                                                ----------   -----------
Ordinary dividend                                  100.0%        83.7%
Capital gain                                          --          8.2
Unrecaptured Section 1250 Gain                        --          8.1


ISSUANCES OF UNREGISTERED SECURITIES

         None.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED HISTORICAL FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                                YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------------
                                                         2001            2000            1999            1998            1997
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING DATA(1):
Total revenue ....................................   $    725,326    $    739,697    $    746,279    $    698,343    $    447,373
Operating income (loss) ..........................          1,188         119,701         (54,954)        143,893         111,281
Income before minority
    interests and extraordinary
    item .........................................         56,844         324,344          13,343         183,210         135,024
Basic earnings per unit of partnership interest:
   Income (loss) before extraordinary
    item .........................................   $       0.33    $       4.24    $      (0.09)   $       2.52    $       2.50
   Net income (loss) .............................           0.15            4.18           (0.09)           2.52            2.50
Diluted earnings per unit of partnership interest:
   Income (loss) before extraordinary
    item .........................................   $       0.33    $       4.21    $      (0.09)   $       2.42    $       2.41
   Net income (loss) .............................           0.15            4.15           (0.09)           2.42            2.41
BALANCE SHEET DATA
(AT PERIOD END):
Total assets(1) .................................    $  4,422,826    $  4,827,999    $  4,951,420    $  5,045,949    $  4,182,875
Total debt .......................................      2,214,094       2,271,895       2,598,929       2,318,156       1,710,125
Total partners' capital ..........................      1,759,190       2,116,594       2,156,863       2,551,624       2,317,353
OTHER DATA:
Funds from Operations(2) .........................   $    206,389    $    348,189    $    340,777    $    341,713    $    214,396
Earnings before interest, taxes,
    depreciation and amortization(1)(3)...........   $    488,427    $    541,294    $    526,154    $    459,992    $    299,390
Cash distribution declared per
    unit of partnership interest .................   $       3.70    $       4.40    $       4.40    $       3.72    $       2.74
Weighted average
   units outstanding - basic .....................     67,814,802      67,859,823      67,977,021      66,214,702      53,417,789
Weighted average
    units outstanding - diluted ..................     68,578,210      68,458,230      68,945,780      70,194,031      55,486,729
Cash flow provided by
    (used in):
    Operating activities .........................   $    238,621    $    297,227    $    335,829    $    299,514    $    211,550
    Investing activities .........................        210,356         144,843        (204,345)       (820,429)     (2,294,766)
    Financing activities .........................       (455,976)       (475,529)       (169,210)        564,680       2,123,744


----------
(1) The selected consolidated historical financial data, including the operating data and total assets, have been prepared in accordance with GAAP. Because of the manner in which certain subsidiaries of the Company and the Operating Partnership are consolidated for purposes of GAAP, an intracompany loan is reflected as an asset, and the associated interest income is included in the operating data, in the Operating Partnership's financial statements for the years ended December 31, 2001 and 2000. If this intracompany loan and the associated interest income were eliminated, all items under "Operating Data," and total assets would be reduced, as shown in "Note 12. Sale of Preferred Equity Interests in Subsidiary and Intracompany Loan" included in "Item 8. Financial Statements and Supplementary Data." In addition, earnings before interest, taxes, depreciation and amortization would be reduced to $459,155 for the year ended December 31, 2001 and $520,002 for the year ended December 31, 2000.

(2) Funds from Operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), effective January 1, 2000, and as used herein, means net income (loss) (determined in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, excluding extraordinary items (as defined by GAAP), plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. For a more detailed definition and description of FFO and the reduction in FFO that would result for the years ended December 31, 2001 and 2000 if the intracompany loan and the resulting interest income were eliminated, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), is computed as the sum of (i) net income before minority interests and extraordinary item, interest expense, depreciation and amortization, amortization of deferred financing costs, impairment and other charges related to COPI and impairment and other charges related to the real estate assets (ii) less gain on property sales, net. EBITDA is presented because it provides useful information regarding the Operating Partnership's ability to service debt. EBITDA should not be considered as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the selected financial data and the consolidated financial statements and the accompanying notes in "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data," respectively, of this report. Historical results and percentage relationships set forth in these Items and this section should not be taken as indicative of future operations of the Operating Partnership. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Items 1 - 6 of this Form 10-K.

         The limited partnership agreement of the Operating Partnership acknowledges that all of the Company's operating expenses are incurred for the benefit of the Operating Partnership and provides that the Operating Partnership will reimburse the Company for all such expenses. Accordingly, expenses of the Company are reimbursed by the Operating Partnership.

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

         The following factors might cause such a difference:

    o The Operating Partnership's inability to obtain the confirmation of a prepackaged bankruptcy plan of COPI binding all creditors and COPI stockholders;

    o The inability of the Operating Partnership to successfully integrate the lessee interests in the Resort/Hotel Properties and the voting interests in the Residential Development Corporations and related entities into its current business and operations;

    o The inability of the Operating Partnership and the Company to complete the distribution to unitholders of the Operating Partnership and shareholders of the Company of the shares of a new entity to purchase COPI's interest in AmeriCold Logistics;

    o Further deterioration in the resort/business-class hotel markets or in the market for residential land or luxury residences, including single-family homes, townhomes and condominiums, or in the economy generally;

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

    o Financing risks, such as the ability to generate revenue sufficient to service and repay existing or additional debt, the ability to meet applicable debt covenants, the Operating Partnership's ability to fund the share repurchase program, increases in debt service associated with increased debt and with variable-rate debt, and the ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

    o Further adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy) which may further jeopardize the ability of AmeriCold Logistics to pay rent;

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

         The following sections include information for each of the Operating Partnership's investment segments for the year ended December 31, 2001.

         The economic slowdown in the third quarter of 2001 combined with the events of September 11, 2001 have had an adverse impact on Resort/Hotel operations and lot sales primarily at the Desert Mountain Residential Development Property. However, the Office Property portfolio, which represents approximately 66% of total assets, continues to be stable with same-store weighted average occupancy in excess of 92% and average remaining lease term of approximately five years at December 31, 2001. Although management does not expect full recovery of these investment segments in the near-term, the Operating Partnership remains committed to its fundamental investment segments.

OFFICE SEGMENT

         As of December 31, 2001, the Operating Partnership owned or had an interest in 74 Office Properties.

         The following table shows the same-store net operating income growth for the approximately 25.4 million square feet of Office Property space owned as of December 31, 2001, which excludes approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Operating Partnership owns a 50% equity interest, approximately 1.0 million square feet of Office Property space at Four Westlake Park and Bank One Tower, in each of which the Operating Partnership has a 20% equity interest, and 0.1 million square feet of Office Property space at Avallon IV, which was completed during the year ended December 31, 2001.

                                             FOR THE YEAR ENDED DECEMBER 31,
                                      -------------------------------------------
                                                                    PERCENTAGE/
                                       2001            2000        POINT INCREASE
                                      ----------    ----------    ---------------
(IN MILLIONS)
Same-store Revenues                   $    552.5     $    519.9        6.3 %
Same-store Expenses                       (250.1)        (229.3)       9.1 %
                                      ----------     ----------
Net Operating Income                  $    302.4     $    290.6        4.1 %
                                      ==========     ==========
Weighted Average Occupancy                  92.3%          91.8%       0.5 pt


         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leases compared to expiring leases at the Operating Partnership's Office Properties owned as of December 31, 2001.

                                        FOR THE YEAR ENDED DECEMBER 31, 2001
                              ----------------------------------------------------------
                                    SIGNED               EXPIRING           PERCENTAGE
                                    LEASES                LEASES             INCREASE
                              -------------------   --------------------   -------------
Renewed or re-leased (1)      1,890,000 sq. ft.       N/A                       N/A
Weighted average full-
     service rental rate (2)  $23.67 per sq. ft.      $20.21 per sq. ft.        17%
FFO annual net effective
     rental rate (3)          $14.70 per sq. ft.      $11.21 per sq. ft.        31%

----------
(1)      All of which have commenced or will commence during the next 12 months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

o For 2002, the Operating Partnership projects same-store net operating income for its Office Properties to increase between 0% and 4% over 2001, based on an average occupancy range of 90% to 93%.

RESORT/HOTEL SEGMENT

         As of December 31, 2001, the Operating Partnership owned nine Resort/Hotel Properties.

         The following table shows weighted average occupancy, average daily rate and revenue per available room/guest for the Resort/Hotel Properties for the years ended December 31, 2001 and 2000.

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                           -------------------------------------------
                                                                          PERCENTAGE/
                                                                        POINT INCREASE
                                               2001           2000        (DECREASE)
                                           ------------   ------------  --------------
Weighted average occupancy(1)                    70%            76%         (6) pts
Average daily rate(1)                       $   245         $  238           3%
Revenue per available room/guest(1)         $   170         $  180          (6)%

----------
(1)      Excludes the Four Seasons Hotel - Houston, which was sold on November
         3, 2000.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. As a result, the subsidiaries of the Operating Partnership became the lessees of these Resort/Hotel Properties. The Operating Partnership will fully consolidate the operations of the eight Resort/Hotel Properties beginning on the date of the asset transfers. See "Note 20. Subsequent Events" included in "Item 8. Financial Statements and Supplemental Data" for additional information regarding the Operating Partnership's agreement with COPI.

         The following table shows the Resort/Hotel Property same-store net operating income for the years ended December 31, 2001 and 2000, for the nine Resort/Hotel Properties owned during both of these periods.


                                                                  FOR THE YEAR
                                                               ENDED DECEMBER 31,
                                                     ------------------------------------
                                                                               PERCENTAGE
                                                        2001         2000       DECREASE
                                                     ----------   ----------   ----------
(IN THOUSANDS)
Upscale Business-Class Hotels (1)                    $   20,165   $   22,157           (9)%
Luxury and Destination Fitness Resorts and Spas          29,451       36,837          (20)
                                                     ----------   ----------   ----------
All Resort/Hotel Properties (1)                      $   49,616   $   58,994          (16)%
                                                     ==========   ==========   ==========


----------
(1)      Excludes the Four Seasons Hotel - Houston, which was sold on November
         3, 2000.

o For 2002, the Operating Partnership projects same-store net operating income will increase between 0% and 3% over 2001. Also, the average daily rate is expected to increase between 0% and 2% over 2001, and revenue per available room is expected to increase between 0% and 3% over 2001.

CR License, LLC and CRL Investments, Inc.

         As of December 31, 2001, the Operating Partnership had a 28.5% interest in CR License, LLC, the entity which owns the right to the future use of the "Canyon Ranch" name. The Operating Partnership also had a 95% economic interest, representing all of the non-voting common stock, in CRL Investments, Inc., which has an approximately 65% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's 1.5% interest in CR License, LLC and 5.0% interest, representing all of the voting stock, in CRL Investments, Inc.

RESIDENTIAL DEVELOPMENT SEGMENT

         As of December 31, 2001, the Operating Partnership owned economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 21 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's voting interests in three of the Residential Development Corporations (The Woodlands Land Company, Inc., Desert Mountain Development Corporation and Crescent Resort Development, Inc.). The Operating Partnership will fully consolidate the operations of the three Residential Development Corporations beginning on the date of the asset transfers.

         Management plans to monetize the Operating Partnership's current investments in the five Residential Development Corporations and reinvest returned capital from the Residential Development Segment primarily into the Office Segment where the Operating Partnership expects to achieve favorable rates of return.

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.

                                                  FOR THE YEAR
                                                ENDED DECEMBER 31,
                                         ------------------------------
                                              2001             2000
                                         ------------      ------------
Residential lot sales                         1,718             2,033
Average sales price per lot              $   72,000        $   62,000
Commercial land sales                            94 acres         124 acres
Average sales price per acre             $  337,000        $  308,000

o Average sales price per lot increased by $10,000, or 16%, due to a product mix of higher priced lots from the Carlton Woods development in the year ended December 31, 2001, compared to the same period in 2000.

o Carlton Woods is The Woodlands' new upscale residential development. It is a gated community consisting of 491 lots located around a Jack Nicklaus signature golf course. As of December 31, 2001, 213 lots have been sold at prices ranging from $0.1 million to $1.0 million per lot, or an average price of $343,000 per lot. Additional phases within Carlton Woods are expected to be marketed to the public over the next two years.

o Future buildout of The Woodlands is estimated at approximately 13,100 residential lots and approximately 1,700 acres of commercial land, of which approximately 1,555 residential lots and 1,075 acres are currently in inventory.

o The Operating Partnership projects residential lot sales at The Woodlands to range between 1,550 lots and 1,800 lots at an average sales price per lot ranging between $70,000 and $80,000 for 2002.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

         The following table shows residential lot sales at an average price per lot.

                                                  FOR THE YEAR
                                                ENDED DECEMBER 31,
                                         ------------------------------
                                             2001              2000
                                         ------------      ------------
Residential lot sales                              86               178
Average sales price per lot(1)           $    688,000      $    619,000

----------
(1)  Including equity golf memberships.

o With the higher priced residential lots being completed during the latter phases of development at Desert Mountain, the average sales price per lot increased by $69,000, or 11%, for the year ended December 31, 2001, as compared to the same period in 2000. As a result of product mix and a decline in the economy combined with the events of September 11, 2001, the number of lot sales decreased to 86 lots for the year ended December 31, 2001, as compared to 178 lots for the same period in 2000.

o Approved future buildout is estimated to be approximately 300 residential lots, of which approximately 140 are currently in inventory.

o As a result of product mix and a decline in the economy, the Operating Partnership projects residential lot sales in 2002 to range between 50 lots and 75 lots at an average sales price per lot ranging between $700,000 and $800,000.

Crescent Resort Development, Inc. ("CRD"), (formerly Crescent Development Management Corp.), Beaver Creek, Colorado:

         The following table shows total active projects, residential lot and residential unit sales, commercial land sales and average sales price per lot and unit.

                                                        FOR THE YEAR
                                                     ENDED DECEMBER 31,
                                              ----------------------------------
                                                  2001                  2000
                                              -------------        -------------
Active projects                                          14                   12
Residential lot sales                                   181                  343
Residential unit sales:
   Townhome sales                                        11                   19
   Single-family home sales                              --                    5
   Equivalent timeshare unit sales                       11                   --
   Condominium sales                                    109                   26
Commercial land sales                                    -- acres              9 acres
Average sale price per residential lot        $      73,000        $     136,000
Average sale price per residential unit       $ 1.0 million        $ 1.6 million

o Average sales price per lot decreased by $63,000, or 46%, and average sales price per unit decreased $0.6 million, or 38%, due to lower priced product mix sold in the year ended December 31, 2001, as compared to the same period in 2000.

o For 2002, the Operating Partnership projects that residential lot sales will range between 325 lots and 375 lots at an average sales price per lot ranging between $110,000 and $130,000. In addition, the Operating Partnership expects between 280 and 310 residential unit sales, including single family homes, townhomes and condominiums to be sold at an average sales price per residential unit ranging between $750,000 and $850,000.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of December 31, 2001, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89

Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, which is owned 60% by Vornado Operating, L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no interest in AmeriCold Logistics.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended on January 23, 2002. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent was required to be paid to December 31, 2003.

         AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent ("EBITDAR") declined 11% for the year ended December 31, 2001, compared to the same period in 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and a reduction in the frequency of customer inventory turnover. AmeriCold Logistics deferred $25.5 million of rent for the year ended December 31, 2001, of which the Operating Partnership's share was $10.2 million. AmeriCold Logistics also deferred $19.0 million and $5.4 million of rent for the years ended December 31, 2000 and 1999, respectively, of which the Operating Partnership's share was $7.5 million and $2.1 million, respectively. In December 2001, the Temperature-Controlled Logistics Corporation waived its rights to collect $39.8 million of the total $49.9 million of deferred rent, of which the Operating Partnership's share was $15.9 million. The Temperature-Controlled Logistics Corporation and the Operating Partnership had recorded adequate valuation allowances related to their portions of the waived deferred rental revenue during the years ended December 31, 2000 and 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Operating Partnership related to the Temperature-Controlled Logistics Corporation's decision to waive collection of the deferred rent.

         Management believes that EBITDAR is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics. The following table shows EBITDAR and lease payment for AmeriCold Logistics for the year ended December 31, 2001 and 2000.

                                            FOR THE YEAR ENDED
                                               DECEMBER 31,
                                   --------------------------------------
(in millions)                          2001                     2000
                                   -------------             ------------
EBITDAR(1)                         $       135.8             $      162.1
Lease Payment (2)                  $       146.0             $      160.5

----------
(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

(2) Represents the rental obligation (excluding the effect of straight-lining rents and deferred rent) of AmeriCold Logistics.

o During 2001, the Temperature-Controlled Logistics Corporation completed the acquisition of one facility in the first quarter of 2001 for $10.0 million and completed the construction of one facility in the third quarter of 2001 for $15.8 million, representing approximately 8.5 million cubic feet (0.2 million square feet.)

                              RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's financial data as a percentage of total revenues for the three years ended December 31, 2001, 2000 and 1999 and the variance in dollars between the years ended December 31, 2001 and 2000 and the years ended December 31, 2000 and 1999. See "Note 3. Segment Reporting" included in "Item 8. Financial Statements and Supplementary Data" for financial information about investment segments.

                                                    FINANCIAL DATA AS A PERCENTAGE OF TOTAL      TOTAL VARIANCE IN DOLLARS BETWEEN
                                                    REVENUES FOR THE YEAR ENDED DECEMBER 31,        THE YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------   ---------------------------------
                                                                                                            (IN MILLIONS)
                                                    2001              2000            1999        2001 AND 2000    2000 AND 1999
                                                ------------     ------------     ------------    -------------    -------------
REVENUES
   Office properties                                    84.1%             81.9%            82.3%   $        4.1    $       (8.5)
   Resort/Hotel properties                               6.3               9.8              8.8           (26.4)            6.9
   Interest and other income(1)                          9.6               8.3              8.9             7.9            (5.0)
                                                ------------      ------------     ------------    ------------    ------------
     TOTAL REVENUES                                    100.0%            100.0%           100.0%   $      (14.4)   $       (6.6)
                                                ------------      ------------     ------------    ------------    ------------

EXPENSES
   Operating expenses                                   36.5%             33.8%            34.4%   $       13.9    $       (7.1)
   Corporate general and administrative                  3.3               3.3              2.2             0.1             7.8
   Interest expense                                     25.1              27.5             25.7           (20.8)           11.2
   Amortization of deferred financing costs              1.3               1.3              1.4            (0.2)           (0.7)
   Depreciation and amortization                        17.4              16.7             17.6             2.4            (7.9)
   Settlement of merger dispute                           --                --              2.0              --           (15.0)
   Impairment and other charges related
     to real estate assets                               3.5               1.2             24.0            16.0          (169.5)
   Impairment and other charges related
     to COPI                                            12.8                --               --            92.8              --
                                                ------------      ------------     ------------    ------------    ------------
     TOTAL EXPENSES                                     99.9%             83.8%           107.3%          104.2          (181.2)
                                                ------------      ------------     ------------    ------------    ------------
OPERATING INCOME (LOSS)                                  0.1%             16.2%           (7.3)%   $     (118.6)   $      174.6

OTHER INCOME
   Equity in net income of unconsolidated
     companies:
     Office properties                                   0.8               0.4              0.7             2.9            (2.1)
     Residential development properties                  5.7               7.2              5.7           (12.5)           10.6
     Temperature-controlled logistics properties         0.2               1.0              2.0            (6.3)           (7.6)
     Other                                               0.4               1.6              0.7            (8.6)            6.5
                                                ------------      ------------     ------------    ------------    ------------
     TOTAL EQUITY IN NET INCOME FROM
     UNCONSOLIDATED COMPANIES                            7.1%             10.2%             9.1%   $      (24.5)   $        7.4

   Gain on property sales, net                           0.6              17.4               --          (124.5)          128.9

                                                ------------      ------------     ------------    ------------    ------------
     TOTAL OTHER INCOME AND EXPENSE                      7.7%             27.6%             9.1%   $     (149.0)   $      136.3
                                                ------------      ------------     ------------    ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS
     AND EXTRAORDINARY ITEM                              7.8%             43.8%             1.8%   $     (267.6)   $      310.9

   Minority interests                                   (2.9)             (2.7)            (0.1)           (0.8)          (18.6)
                                                ------------      ------------     ------------    ------------    ------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              4.9%             41.1%             1.7%   $     (268.4)   $      292.3

     Extraordinary item - extinguishment
     of debt                                            (1.7)             (0.6)              --            (7.8)           (4.4)
                                                ------------      ------------     ------------    ------------    ------------

NET INCOME (LOSS)                                        3.2%             40.5%             1.7%   $     (276.2)   $      287.9

   6 3/4% Series A Preferred Unit distributions         (1.9)             (1.8)            (1.8)             --              --
   Share repurchase agreement return                      --              (0.4)            (0.1)            2.9            (2.3)
   Forward share purchase
        agreement return                                  --                --             (0.6)             --             4.3
                                                ------------      ------------     ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
   PARTNERS                                              1.3%             38.3%           (0.8)%   $     (273.3)   $      289.9
                                                ============      ============     ============    ============    ============

(1) Includes interest income from an intracompany loan for the years ended December 31, 2001 and 2000. See "Sale of Preferred Equity Interests in Subsidiary and Intracompany Loan" below for a description of this intracompany loan and its effects on certain items in the Operating Partnership's financial statements.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31,
2000

REVENUES

         Total revenues decreased $14.4 million, or 1.9%, to $725.3 million for the year ended December 31, 2001, as compared to $739.7 million for the year ended December 31, 2000. The primary components of the decrease in total revenues are discussed below.

         The increase in Office Property revenues of $4.1 million, or 0.7%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to:

               o increased revenues of $31.3 million from the 74 consolidated Office Properties that the Operating Partnership owned or had an interest in as of December 31, 2001, primarily as a result of increased full-service weighted average rental rates (reflecting increases in both rental revenue and operating expense recoveries), and increased occupancy;

               o increased other income of $4.1 million, primarily due to parking revenue; partially offset by

               o decreased revenues of $27.3 million due to the disposition of 11 Office Properties and four retail properties during 2000, compared to the disposition of five Office Properties and the joint ventures of two Office Properties during 2001; and

               o decreased lease termination fees (net of the write-off of deferred rent receivables) of $4.0 million, from $12.0 million for the year ended December 31, 2000, to $8.0 million for the year ended December 31, 2001.

         The decrease in Resort/Hotel Property revenues of $26.4 million, or 36.6%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to:

               o decreased revenues from the upscale business-class hotels of $8.1 million, due to the disposition of the Four Seasons Hotel - Houston in November 2000;

               o decreased revenues of $6.3 million due to a decrease in rental income attributed to the softening of the economy and the events of September 11, 2001; and

               o decreased revenues of $12.0 million due to not recognizing revenue during the fourth quarter of 2001 under the leases with COPI.

         Interest and other income increased $7.9 million, or 13.0%, primarily due to increased interest income of $8.0 million, as a result of interest earned on a loan which originated in March 2000 from the Operating Partnership to Crescent SH IX, Inc. ("SH IX") in connection with the repurchase of 14,468,623 common shares of the Company.

EXPENSES

         Total expenses increased $104.2 million, or 16.8%, to $724.2 million for the year ended December 31, 2001, as compared to $620.0 million for the year ended December 31, 2000. The primary components of the increase in total expenses are discussed below.

         The increase in Office Property operating expenses of $13.9 million, or 0.6%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to:

               o increased expenses of $24.7 million from the 74 consolidated Office Properties that the Operating Partnership owned or had an interest in as of December 31, 2001, primarily as a result of increased operating expenses for utilities of $7.8 million, taxes of $3.6 million and other increased operating expenses such as insurance, security, and technology initiatives of $13.3 million during the year ended December 31, 2001, as compared to the same period in 2000; partially offset by

               o decreased expenses of $10.8 million due to the disposition of 11 Office Properties and four retail properties during 2000, compared to the disposition of five Office Properties and the joint ventures of two Office Properties during 2001.

         The decrease in interest expense of $20.8 million, or 10.2%, for the year ended December 31, 2001, as compared to the same period in 2000, is primarily attributable to a decrease in the weighted average interest rate of 0.61%, or $14.0 million of interest expense, combined with a decrease in the average debt balance of $104.0 million, or $8.0 million of interest expense.

         The increase in impairment and other charges related to real estate assets of $16.0 million is due to:

               o the conversion of the Operating Partnership's preferred member interest in Metropolitan Partners, LLC
                    ("Metropolitan") into common stock of Reckson Associates Realty Corp. ("Reckson"), which resulted in an impairment charge of $11.9 million; and

               o an impairment loss of $5.0 million recognized on a real estate investment fund in which the Operating Partnership has an interest; partially offset by

               o a decrease in the impairment of the behavioral healthcare properties of $0.9 million.

         The increase in impairment and other charges related to COPI of $92.8 million is due to the reduction in net assets of $74.8 million, primarily attributable to the write-down of debt and rental obligations of COPI to the estimated underlying collateral value of assets to be received from COPI, and estimated COPI bankruptcy costs to be funded by the Operating Partnership of $18.0 million.

OTHER INCOME

         Other income decreased $149.0 million, or 72.8%, to $55.7 million for the year ended December 31, 2001, as compared to $204.6 million for the year ended December 31, 2000. This decrease is due to:

         The decrease in equity in net income of unconsolidated companies of $24.5 million, or 32.4%, for the year ended December 31, 2001, as compared to the same period in 2000, is primarily attributable to:

               o a decrease in equity in net income of unconsolidated Residential Development Properties of $12.5 million, or 24%, primarily attributable to lower lot sales at Desert Mountain during the year ended December 31, 2001, resulting in a decrease of $16.3 million; partially offset by higher unit sales at CRD, resulting in an increase of $4.5 million; and

               o a decrease in equity in net income of the Temperature-Controlled Logistics Properties of $6.3 million, or 85%, due to the lease restructuring in 2001 and an increase in deferred rent of $9.2 million; and

               o a decrease in equity in net income of other unconsolidated Properties of $8.6 million, or 75.0%, primarily attributable to lower earnings of $3.8 million from Metropolitan due to the conversion of the Operating Partnership's preferred member interest into common stock of Reckson in May 2001, the $1.0 million write-off of the Operating Partnership's investment in a retail distribution company and lower earnings from DBL Holdings, Inc. ("DBL") of $1.7 million, due to an approximate $12.2 million return of investment received in March 2001; partially offset by

               o an increase in equity in net income of the unconsolidated Office Properties of $2.9 million, or 94.0%, primarily attributable to lower interest expense at one unconsolidated office property.

         The net decrease in gain on property sales of $124.5 million for the year ended December 31, 2001, as compared to the same period in 2000, is attributable to a decrease in net gains recognized primarily on Office, Resort/Hotel and behavioral healthcare property sales for the year ended December 31, 2001, as compared with the same period in 2000.

EXTRAORDINARY ITEMS

         The increase in extraordinary items of $7.8 million, or 177.3%, is attributable to the write-off of deferred financing costs related to the early extinguishment of the UBS Facility in May 2001 of $12.2 million, compared with the write-off of deferred financing costs related to the early extinguishment of the BankBoston Facility in February 2000 of $4.4 million.

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

         The increase in Resort/Hotel Property revenues of $6.9 million, or 10.6%, for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to:

               o increased revenues of $3.1 million at the luxury resorts and spas primarily due to an increase in percentage rents resulting from increased room revenue due to the 30-room expansion at the Sonoma Mission Inn & Spa that opened in April 2000; and

               o increased revenues of $2.6 million at the business class hotels primarily due to (i) the reclassification of the Renaissance Houston Hotel from the Office segment to the Resort/Hotel segment as a result of the restructuring of its lease on July 1, 1999, which resulted in $2.4 million of incremental revenues under the new lease and (ii) increased percentage rents due to higher room and occupancy rates at the Omni Austin Hotel, partially offset by (iii) decreased revenues of $1.2 million due to the disposition of one Resort/Hotel Property during the fourth quarter of 2000, which contributed revenues during the full year of 1999, as compared to a partial year in 2000; and

               o increased revenues of $1.2 million at the destination fitness resorts and spas primarily due to an increase in percentage rents at the Canyon Ranch Properties as a result of higher room rates.

         The decrease in interest and other income of $5.0 million, or 7.5%, for the year ended December 31, 2000, as compared to the same period in 1999, is primarily attributable to:

         o the recognition of rent from Charter Behavioral Health Systems, LLC ("CBHS") on a cash basis beginning in the third quarter of 1999, the filing of voluntary bankruptcy petitions by CBHS and its subsidiaries on February 16, 2000, and a rent stipulation agreed to by certain parties to the bankruptcy proceedings, which resulted in a reduction in behavioral healthcare property revenues, which are included in interest and other income, of $25.7 million, to $15.4 million for the year ended December 31, 2000 as compared to $41.1 million for the same period in 1999; and

         o decreased interest income earned on interest bearing accounts due to lower cash balances as a result of debt pay-downs; partially offset by

         o an increase of $21.3 million as a result of interest earned on a loan which originated in March 2000 from the Operating Partnership to SH IX in connection with the repurchase of 14,468,623 common shares of the Company.

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

         The increase in corporate general and administrative expense of $7.8 million, or 47.9%, for the year ended December 31, 2000, as compared to the same period in 1999, is primarily attributable to technology initiatives, employee retention programs, incentive compensation, and additional personnel.

         The increase in interest expense of $11.2 million, or 5.8%, for the year ended December 31, 2000, as compared to the same period in 1999, is primarily attributable to an increase in the weighted-average interest rate from 7.4% in 1999 to 8.4% in 2000, partially offset by a decrease in average debt balance outstanding from $2.6 billion in 1999 to $2.4 billion in 2000.

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

         An additional decrease in expenses of $184.5 million is attributable to:

               o non-recurring costs of $15.0 million in connection with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station Casinos, Inc. in the first quarter of 1999; and

               o a decrease of $169.5 million due to the impairment and other charges related to the behavioral healthcare properties in the third quarter of 1999 and the impairment charge in the fourth quarter of 1999 on one of the Office Properties held for disposition as compared to the year ended December 31, 2000.

OTHER INCOME

         Other income increased $136.3 million, or 199.6%, to $204.6 million for the year ended December 31, 2000, as compared to $68.3 million for the year ended December 31, 1999. The components of the increase in other income are discussed below.

         The increase in equity in unconsolidated companies of $7.4 million, or 10.8%, for the year ended December 31, 2000, as compared to the same period in 1999 is attributable to:

               o an increase in equity in net income of the Residential Development Corporations of $10.6 million, or 24.7%, attributable to (i) an increase in average sales price per lot and an increase in membership conversion revenue at Desert Mountain, partially offset by a decrease in lot absorption, which resulted in an increase of $6.0 million in equity in net income to the Operating Partnership; (ii) an increase in residential lot and commercial land sales and an increase in average sales price per lot at The Woodlands Land Development Company, L.P., partially offset by a decrease in average sales price per acre from commercial land sales, which resulted in an increase of $5.9 million in equity in net income to the Operating Partnership; and (iii) an increase in commercial acreage sales at CRD, partially offset by a decrease in single-family home sales, which resulted in an increase of $0.8 million in equity in net income to the Operating Partnership; partially offset by
                    (iv) a decrease in commercial land sales at Houston Area Development Corp., which resulted in a decrease of $2.1 million in equity in net income to the Operating Partnership;

               o an increase in equity in net income of the other unconsolidated companies of $6.5 million, or 127.5%, primarily as a result of (i) the dividend income attributable to the 7.5% per annum cash flow preference of the Operating Partnership's $85.0 million preferred member interest in Metropolitan, which the Operating Partnership purchased in May 1999; and (ii) an increase in the equity in earnings from DBL as a result of its investment in G2 Opportunity Fund, L.P. ("G2"), which was made in the third quarter of 1999; partially offset by

               o a decrease in equity in net income of the Temperature-Controlled Logistics Partnership of $7.6 million, or 50.7%, resulting primarily from the recognition of a rent receivable valuation allowance for the year ended December 31, 2000 of $6.5 million; and

               o a decrease in equity in net income of the unconsolidated office properties of $2.1 million, or 39.6%, primarily attributable to an increase in interest expense as a result of additional financing obtained in July 2000 and an increase in the average rate of debt at The Woodlands Commercial Properties Company, L.P.

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

                         LIQUIDITY AND CAPITAL RESOURCES

           Cash and cash equivalents were $31.6 million and $38.6 million at December 31, 2001, and December 31, 2000, respectively. This 18.1% decrease is attributable to $456.0 million used in financing activities, partially offset by $210.4 million and $238.6 million provided by investing and operating activities, respectively.

                                                    DECEMBER 31,
                                                       2001
                                                   -------------
                                                   (in millions)
Cash Provided by Operating Activities                $ 238.6
Cash Provided by Investing Activities                  210.4
Cash Used in Financing Activities                     (456.0)
                                                     -------
Decrease in Cash and Cash Equivalents                $  (7.0)
Cash and Cash Equivalents, Beginning of Period          38.6
                                                     -------
Cash and Cash Equivalents, End of Period             $  31.6
                                                     =======

OPERATING ACTIVITIES

           The Operating Partnership's cash provided by operating activities of $238.6 million is attributable to:

                  o        $225.2 million from Property operations; and

                  o $13.4 million representing distributions received in excess of equity in earnings from unconsolidated companies.

INVESTING ACTIVITIES

           The Operating Partnership's cash provided by investing activities of $210.4 million is attributable to:

                  o $200.4 million of net sales proceeds primarily attributable to the disposition of the two Washington Harbour Office Properties, three Woodlands Office Properties and 18 behavioral healthcare properties;

                  o $129.7 million of proceeds from joint venture partners, primarily as a result of the proceeds of $116.7 million from the joint ventures of two existing Office Properties, Bank One Tower in Austin, Texas and Four Westlake Park in Houston, Texas and $12.9 million from the joint venture of 5 Houston Center Office Property, which is currently being developed;

                  o $107.9 million of proceeds from the sale of marketable securities; and

                  o $32.0 million from return of investment in unconsolidated Office Properties, Residential Development Properties and other unconsolidated companies.

           The Operating Partnership's cash provided by investing activities is partially offset by:

                  o $124.6 million of additional investment in unconsolidated companies, consisting of investments in (i) the upscale Residential Development Properties of $89.0 million, primarily as a result of CRD's investment in Tahoe Mountain Resorts, (ii) Temperature-Controlled Logistics Properties of $10.8 million, (iii) Office Properties of $16.4 million and
                           (iv) other unconsolidated companies of $8.4 million;

                  o $51.8 million for recurring and non-recurring tenant improvement and leasing costs for the Office Properties;

                  o $46.4 million for capital expenditures for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

                  o $23.7 million for the development of investment properties, including $12.3 million for development of the 5 Houston Center Office Property and expansions and renovations at the Resort/Hotel Properties; and

                  o a $10.9 million increase in notes receivable, primarily as a result of approximately $10.0 million related to secured loans to AmeriCold Logistics;

                  o a $2.2 million increase in restricted cash and cash equivalents, primarily related to the escrow of funds to purchase a parking garage in Denver, Colorado, which was purchased during the first quarter of 2002, partially offset by escrow reimbursements for capital expenditures at the Resort/Hotel Properties and the Office Properties.

FINANCING ACTIVITIES

           The Operating Partnership's use of cash for financing activities of $456.0 million is primarily attributable to:

                  o        net repayment of the UBS Facility of $553.5 million;

                  o        distributions to unitholders of $352.9 million;

                  o repayment and retirement of the iStar Financial Note of $97.1 million;

                  o repayment and retirement of the Deutsche Bank Short-term Loan of $75.0 million;

                  o net capital distributions to joint venture partners of $25.4 million, primarily due to distributions to joint venture preferred equity partners;

                  o        debt financing costs of $16.0 million; and

                  o distributions to the holder of preferred units of $13.5 million.

           The use of cash for financing activities is partially offset by:

                  o net borrowings under the Fleet Facility of $283.0 million; and

                  o proceeds from notes payable of $393.3 million, primarily attributable to the May 2001 debt refinancing.
COPI

           In April 1997, the Operating Partnership established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

           COPI was formed to become a lessee and operator of various assets to be acquired by the Operating Partnership and to perform the intercompany agreement between COPI and the Operating Partnership, pursuant to which each agreed to provide the other with rights to participate in certain transactions. In connection with the formation and capitalization of COPI, and the subsequent operations and investments of COPI since 1997, the Operating Partnership made loans to COPI under a line of credit and various term loans.

           On January 1, 2001, The REIT Modernization Act became effective. This legislation allows the Operating Partnership, through its subsidiaries, to operate or lease certain of its investments that had been previously operated or leased by COPI.

           COPI and the Operating Partnership entered into an asset and stock purchase agreement on June 28, 2001, in which the Operating Partnership agreed to acquire the lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, the voting interests held by subsidiaries of COPI in three of the Operating Partnership's Residential Development Corporations and other assets in exchange for $78.4 million. In connection with that agreement, the Operating Partnership agreed that it would not charge interest on its loans to COPI from May 1, 2001 and that it would allow COPI to defer all principal and interest payments due under the loans until December 31, 2001.

           Also on June 28, 2001, the Operating Partnership entered into an agreement to make a $10.0 million investment in Crescent Machinery Company ("Crescent Machinery"), a wholly owned subsidiary of COPI. This investment, together with capital from a third-party investment firm, was expected to put Crescent Machinery on solid financial footing.

           Following the date of the agreements relating to the acquisition of COPI assets and stock and the investment in Crescent Machinery, the results of operations for the COPI hotel operations and the COPI land development interests declined, due in part to the slowdown in the economy after September 11. In addition, Crescent Machinery's results of operations suffered because of the economic environment and the overall reduction in national construction levels that has affected the equipment rental and sale business, particularly post September 11. As a result, the Operating Partnership believes that a significant additional investment would have been necessary to adequately capitalize Crescent Machinery and satisfy concerns of Crescent Machinery's lenders.

           The Operating Partnership stopped recording rent from the leases of the eight Resort/Hotel Properties leased to subsidiaries of COPI on October 1, 2001, and recorded impairment and other adjustments related to COPI in the fourth quarter of 2001, based on the estimated fair value of the underlying collateral. See "Note 16. COPI" included in "Item 8. Financial Statements and Supplementary Data" for a description of these charges.

           On January 22, 2002, the Operating Partnership terminated the purchase agreement pursuant to which the Operating Partnership would have acquired the lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, the voting interests held by subsidiaries of COPI in three of the Residential Development Corporations and other assets. On February 4, 2002, the Operating Partnership terminated the agreement relating to its planned investment in Crescent Machinery.

           On February 6, 2002, Crescent Machinery filed for protection under the federal bankruptcy laws.

           On February 12, 2002, the Operating Partnership delivered default notices to COPI relating to approximately $49.0 million of unpaid rent and approximately $76.2 million of principal and accrued interest due to the Operating Partnership under certain secured loans.

           On February 14, 2002, the Operating Partnership executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and COPI's voting interests in three of the Operating Partnership's Residential Development Corporations and other assets and the Operating Partnership agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Operating Partnership were reduced by $23.6 million, and its debt obligations were reduced by $40.1 million. These amounts include $18.3 million of value attributed to the lessee interests transferred by COPI to the Operating Partnership, however, in accordance with GAAP, the Operating Partnership assigned no value to these interests for financial reporting purposes.

           The Operating Partnership holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized entities that are wholly owned taxable REIT subsidiaries of the Operating Partnership. The Operating Partnership will include these assets in its Resort/Hotel Segment and its Residential Development Segment, and will fully consolidate the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the dates of the transfers of these assets.

           Under the Agreement, the Operating Partnership will provide approximately $14.0 million to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Operating Partnership estimates that the value of the common shares of the Company that will be issued to the COPI stockholders will be between approximately $5.0 million and $8.0 million. The Agreement provides that COPI and the Operating Partnership will seek to have a plan of reorganization for COPI, reflecting the terms of the Agreement and a draft plan of reorganization, approved by the bankruptcy court. The actual value of the common shares of the Company issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary substantially from the estimated amount.

           In addition, the Operating Partnership has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. COPI obtained the loan primarily to participate in investments with the Operating Partnership. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company and member of the Strategic Planning Committee of CREE, Ltd., and John C. Goff, the Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director, Chief Executive Officer and President of the General Partner, enter into a support agreement with COPI and Bank of America, pursuant to which they agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and the net proceeds of an offering of COPI securities were insufficient to allow COPI to pay Bank of America in full. The Operating Partnership believes, based on advice of counsel, that the support agreement should be unenforceable in a COPI bankruptcy. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur.

           The Operating Partnership holds a first lien security interest in COPI's entire membership interest in AmeriCold Logistics. REIT rules prohibit the Operating Partnership from acquiring or owning the membership interest that COPI owns in AmeriCold Logistics. Under the Agreement, the Operating Partnership agreed to allow COPI to grant Bank of America a first priority security interest in the membership interest and to subordinate its own security interest to Bank of America. In addition, the Operating Partnership and the Company have agreed to form and capitalize a separate entity to be owned by the Operating Partnership's unitholders and the Company's shareholders, and to cause the new entity to commit to acquire COPI's entire membership interest in the tenant, for approximately $15.5 million. Under the Agreement, COPI has agreed that it will use the proceeds of the sale of the membership interest to repay Bank of America in full.

           Completion and effectiveness of the plan of reorganization for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.

INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

           Investments in which the Operating Partnership does not have a controlling interest are accounted for under the equity method. The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies or equity investments:

                                                                                                   OPERATING PARTNERSHIP'S OWNERSHIP
                    ENTITY                                          CLASSIFICATION                      AS OF DECEMBER 31, 2001
                    ------                                          --------------                 ---------------------------------
Desert Mountain Development Corporation(1)               Residential Development Corporation                  95.0%(2)(3)
The Woodlands Land Company, Inc.(1)                      Residential Development Corporation                  95.0%(2)(4)
Crescent Resort Development, Inc.(1)                     Residential Development Corporation                  90.0%(2)(5)
Mira Vista Development Corp.                             Residential Development Corporation                  94.0%(2)(6)
Houston Area Development Corp.                           Residential Development Corporation                  94.0%(2)(7)
Temperature-Controlled Logistics Partnership               Temperature-Controlled Logistics                   40.0%(8)
The Woodlands Commercial
    Properties Company, L.P.                                            Office                                42.5%(9)(10)
Main Street Partners, L.P.                                     Office (Bank One Center)                       50.0%(11)
Crescent 5 Houston Center, L.P.                               Office (5 Houston Center)                       25.0%(12)
Austin PT BK One Tower Office Limited Partnership              Office (Bank One Tower)                        20.0%(13)
Houston PT Four Westlake Office Limited Partnership          Office (Four Westlake Park)                      20.0%(13)
DBL Holdings, Inc.                                                      Other                                 97.4%(14)
CRL Investments, Inc.(1)                                                Other                                 95.0%(15)
CR License, LLC(1)                                                      Other                                 28.5%(16)

----------

(1) On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's interest in these entities. The Operating Partnership will fully consolidate the operations of these entities, other than CR License, LLC, beginning on the date of the asset transfers.

(2) See the Residential Development Properties Table included in "Item 2. Properties" for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(3) The remaining 5.0% interest in Desert Mountain Development Corporation, representing 100% of the voting stock, was owned by COPI as of December 31, 2001.

(4) The remaining 5.0% interest in The Woodlands Land Company, Inc., representing 100% of the voting stock, was owned by COPI as of December 31, 2001.

(5) The remaining 10.0% interest in Crescent Resort Development, Inc., representing 100% of the voting stock, is owned by COPI Colorado, L. P., of which 60.0% was owned by COPI as of December 31, 2001, with 20% owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director, Chief Executive Officer and President of the General Partner, and 20% owned by a third party.

(6) The remaining 6.0% interest in Mira Vista Development Corp. ("MVDC"), representing 100% of the voting stock, is owned 4.0% by DBL and 2.0% by third parties.

(7) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), representing 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by a third party.

(8) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

(9) The remaining 57.5% interest in The Woodlands Commercial Properties Company, L. P. ("Woodlands CPC") is owned by Morgan Stanley Real Estate Fund II, L. P. ("Morgan Stanley").

(10) Distributions are made to partners based on specified payout percentages. During the year ended December 31, 2001, the payout percentage to the Operating Partnership was 49.5%.

(11) The remaining 50.0% interest in Main Street Partners, L.P. is owned by TrizecHahn Corporation.

(12)     See "5 Houston Center" below.

(13)     See "Four Westlake Park and Bank One Tower" below.

(14) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director, Chief Executive Officer and President of the General Partner, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $0.4 million, and approximately $0.06 million in cash, or total consideration valued at $0.4 million. At December 31, 2001, Mr. Goff's interest in DBL was approximately $0.6 million.

(15) The remaining 5.0% interest in CRL Investments, Inc. was owned by COPI as of December 31, 2001.

(16) Of the remaining 71.5% interest in CR License, LLC, 70.0% is owned by a group of individuals unrelated to the Operating Partnership, and 1.5% was owned by COPI, as of December 31, 2001.

JOINT VENTURE ARRANGEMENTS

5 Houston Center

           On June 4, 2001, the Operating Partnership entered into a joint venture arrangement with a pension fund advised by JP Morgan Investment Management, Inc. ("JPM") to construct the 5 Houston Center Office Property within the Operating Partnership's Houston Center mixed-use Office Property complex in Houston, Texas. The Class A Office Property will consist of 577,000 net rentable square feet. The joint venture is structured such that the fund holds a 75% equity interest, and the Operating Partnership holds a 25% equity interest, which is accounted for under the equity method. The Operating Partnership contributed approximately $8.5 million of land and $12.3 million of development costs to the joint venture entity and received $14.8 million in net proceeds. No gain or loss was recognized by the Operating Partnership on this transaction. In addition, the Operating Partnership is developing, and will manage and lease the Property on a fee basis. During the year ended December 31, 2001, the Operating Partnership recognized $2.3 million for these services.

           During the second quarter of 2001, the joint venture entity obtained an $82.5 million construction loan guaranteed by the Operating Partnership, due May 2004, that bears interest at Prime (as defined in the loan agreement) plus 100 basis points or LIBOR plus 225 basis points, at the discretion of the borrower. The interest rate on the loan at December 31, 2001 was 4.12%. The balance outstanding on this construction loan at December 31, 2001 was $10.4 million.

Four Westlake Park and Bank One Tower

           On July 30, 2001, the Operating Partnership entered into joint venture arrangements with an affiliate of General Electric Pension Fund ("GE") for two Office Properties, Four Westlake Park in Houston, Texas, and Bank One Tower in Austin, Texas. The joint ventures are structured such that GE holds an 80% equity interest in each of Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Class A Office Property located in downtown Austin. The Operating Partnership continues to hold the remaining 20% equity interests in each Property, which are accounted for under the equity method. The joint ventures generated approximately $120.0 million in net proceeds to the Operating Partnership, including distributions to the Operating Partnership resulting from mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The joint ventures were accounted for as partial sales of these Office Properties, resulting in a gain of approximately $7.6 million, net of a deferred gain of approximately $1.9 million. In addition, the Operating Partnership manages and leases the Office Properties on a fee basis. During the year ended December 31, 2001, the Operating Partnership recognized $0.2 million for these services.

METROPOLITAN

         On May 24, 2001, the Operating Partnership converted its $85.0 million preferred member interest in Metropolitan and $1.9 million of deferred acquisition costs, into approximately $75.0 million of common stock of Reckson, resulting in an impairment charge of approximately $11.9 million. The Operating Partnership subsequently sold the Reckson common stock on August 17, 2001, for approximately $78.6 million, resulting in a gain of approximately $3.6 million. The proceeds were used to pay down the Fleet Facility.

UNCONSOLIDATED PROPERTY DISPOSITIONS

           On September 27, 2001, the Woodlands CPC, owned by the Operating Partnership and an affiliate of Morgan Stanley, sold one office/venture tech property located within The Woodlands, Texas. The sale generated net proceeds, after the repayment of debt, of approximately $2.7 million, of which the Operating Partnership's portion was approximately $1.3 million. The sale generated a net gain of approximately $3.5 million, of which the Operating Partnership's portion was approximately $1.7 million. The net proceeds received by the Operating Partnership were used primarily to pay down variable-rate debt.

         On November 9, 2001, The Woodlands Land Development Company, L.P., owned by the Woodlands Land Company, Inc. and an affiliate of Morgan Stanley, sold two office properties and one retail property located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $41.8 million, of which the Operating Partnership's portion was approximately $19.7 million. The sales generated a net gain of approximately $8.0 million, of which the Operating Partnership's portion was approximately $3.8 million. The net proceeds received by the Operating Partnership were used primarily to pay down variable-rate debt.

DISPOSITIONS

         During the year ended December 31, 2001, the Operating Partnership sold five Office Properties, 18 behavioral healthcare properties and other assets. The sales generated net proceeds of approximately $200.4 million and a net gain of approximately $4.4 million.

Office Segment

         On July 30, 2001, the GE joint ventures were accounted for as partial sales of two Office Properties, Four Westlake Park in Houston, Texas, and Bank One Tower in Austin, Texas, resulting in a net gain of approximately $7.6 million, net of a deferred gain of $1.9 million.

         On September 18, 2001, the Operating Partnership completed the sale of the two Washington Harbour Office Properties. The sale generated net proceeds of approximately $153.0 million and a net loss of approximately $9.8 million. The proceeds from the sale of the Washington Harbour Office Properties were used primarily to pay down variable-rate debt and pay for the repurchase by the Company of approximately 4.3 million of the Company's common shares. The Washington Harbour Office Properties were the Operating Partnership's only Office Properties in Washington, D.C.

         On September 28, 2001, The Woodlands Office Equities - '95 Limited ("WOE"), owned by the Operating Partnership and the Woodlands CPC, sold two Office Properties located within The Woodlands. The sale generated net proceeds of approximately $11.3 million, of which the Operating Partnership's portion was approximately $9.9 million. The sale generated a net gain of approximately $3.4 million, of which the Operating Partnership's portion was approximately $3.0 million. The proceeds received by the Operating Partnership were used primarily to pay down variable-rate debt.


         On December 20, 2001, WOE sold one Office Property located within The Woodlands. The sale generated net proceeds of approximately $2.0 million, of which the Operating Partnership's portion was approximately $1.8 million. The sale generated a net gain of approximately $1.7 million, of which the Operating Partnership's portion was approximately $1.5 million. The proceeds received by the Operating Partnership were used primarily to pay down variable-rate debt.

Behavioral Healthcare Properties

         During the year ended December 31, 2001, the Operating Partnership completed the sale of 18 behavioral healthcare properties. The sales generated approximately $34.7 million in net proceeds and a net gain of approximately $1.6 million for the year ended December 31, 2001. The net proceeds from the sale of the 18 behavioral healthcare properties sold during the year ended December 31, 2001 were used primarily to pay down variable-rate debt. As of December 31, 2001, the Operating Partnership owned 10 behavioral healthcare properties. The Operating Partnership is actively marketing these 10 behavioral healthcare properties for sale.

         During the year ended December 31, 2001, the Operating Partnership recognized an impairment loss of $8.5 million on seven of the behavioral healthcare properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for these seven properties.

RELATED PARTY DISCLOSURES

DBL

         As of December 31, 2001, the Operating Partnership owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director, Chief Executive Officer and President of the General Partner. Originally, Mr. Goff contributed his voting interests in MVDC and HADC originally valued at approximately $0.4 million, and approximately $0.06 million in cash, or total consideration valued at approximately $0.4 million for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc., and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in MVDC and HADC. At December 31, 2001, Mr. Goff's interest in DBL was approximately $0.6 million.

         Since June 1999, the Operating Partnership has contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMAC Commercial Mortgage Corporation ("GMACCM"). The ownership structure of GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company and member of the Strategic Planning Committee of CREE, Ltd., and 50% by Mr. Goff. Mr. Rainwater is also a limited partner of GMSP. At December 31, 2001, DBL has an approximately $14.1 million investment in G2.

         In March 1999, DBL-CBO, Inc. acquired $6.0 million aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. At December 31, 2001 this investment was valued at approximately $5.4 million.

COPI Colorado, L. P.

         As of December 31, 2001, CRD was owned 90% by the Operating Partnership and the remaining 10%, representing 100% of the voting stock, was owned by COPI Colorado, L.P. ("COPI Colorado"), of which 60% was owned by COPI, with 20% owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief
Executive Officer of the Company and sole director, Chief Executive Officer and President of the General Partner, and 20% owned by a third party.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to the Operating Partnership, in lieu of foreclosure, COPI's 60% general partner interest in COPI Colorado. As a result, the Operating Partnership indirectly owns a 96% interest in CRD, John Goff owns a 2.0% interest in CRD and the remaining 2.0% interest is owned by a third party. The Operating Partnership will fully consolidate the operations of CRD beginning on the date of the asset transfer.

Loans to Employees of the Operating Partnership and Trust Managers of the Company for Exercise of Stock Options and Unit Options

         As of December 31, 2001, the Operating Partnership had approximately $32.9 million of loans outstanding (including approximately $3.9 million loaned during the year ended December 31, 2001) to certain employees of the Operating Partnership and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and the Operating Partnership's unit incentive plans pursuant to an agreement approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company and units of the Operating Partnership pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director, Chief Executive Officer and President of the General Partner had a loan representing $26.3 million of the $32.9 million total outstanding loans at December 31, 2001.

         Every month, federal short-term, mid-term and long-term rates (Applicable Federal Rates) are determined and published by the IRS based upon average market yields of specified maturities. Effective November 1, 2001, these loans were amended to reduce the interest rates for their remaining terms to the Applicable Federal Rates. As a result, the interest rates on loans with remaining terms of three years or less at November 1, 2001 were reduced to approximately 2.7% per year and the interest rates on loans with remaining terms greater than three years as of November 1, 2001 were reduced to approximately 4.07% per year. These amended interest rates reflect below prevailing market interest rates; therefore, the Operating Partnership recorded $0.8 million of compensation expense for the year ended December 31, 2001. Approximately $0.5 million of interest was outstanding related to these loans as of December 31, 2001.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of December 31, 2001, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY AND INTRACOMPANY LOAN

SALE OF CLASS A UNITS IN CRESCENT REAL ESTATE FUNDING IX, LTD. ("FUNDING IX")

         During the year ended December 31, 2000, the Operating Partnership formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. As of December 31, 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of December 31, 2001, GMAC Commercial Mortgage Corporation ("GMACCM") held $218.4 million of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units receive a preferred variable-rate dividend currently calculated at LIBOR plus 450 basis points, or approximately 6.6% per annum as of December 31, 2001, and increasing to LIBOR plus 550 basis points beginning March 15, 2002. The Class A Units are redeemable at the option of the Operating Partnership at the original purchase price.

IMPACT ON FINANCIAL STATEMENTS OF INTRACOMPANY LOAN

         As of December 31, 2001, Funding IX had loaned a total of approximately $281.1 million from the net proceeds from the sale of the Class A Units and a portion of the net proceeds of the sale of one of the Properties held by Funding IX to Crescent SH IX, Inc. ("SH IX"), for the purchase of common shares of the Company. The note, which is included in Notes Receivable, Net, bears interest based on the dividends paid on the common shares held by SH IX, a wholly-owned subsidiary of the Company, and matures on March 15, 2003. SH IX is required to repay the loan, plus any accrued and unpaid interest, at that time. SH IX will receive the funds to repay the loan from the Company, pursuant to an agreement that requires the Company to repurchase, on or before March 15, 2003, the common shares of the Company held by SH IX. The Company will receive the funds to repurchase the common shares from SH IX from the Operating Partnership, pursuant to the limited partnership agreement of the Operating Partnership, which requires the Operating Partnership to repurchase from the Company a corresponding portion of the Company's limited partnership interest at such time as the Company repurchases shares. The proceeds received by Funding IX for the repayment of the principal amount of the note will be used to redeem Class A Units.

         As of December 31, 2001, the annual interest rate on the note was approximately 8.56%. For the year ended December 31, 2001, the Operating Partnership recognized interest income of $29.3 million on the note. See "Note
13. Partners' Capital" included in "Item 8. Financial Statements and Supplementary Data." The repurchased common shares will be held in SH IX until all the Class A Units are redeemed. The Company, as a partner of the Operating Partnership, receives quarterly distributions from the Operating Partnership, which it then uses to make distributions to its shareholders. Distributions on these repurchased common shares will continue to be paid by the Company to SH IX, as a shareholder of the Company, and will be used by SH IX to make payments of interest due to Funding IX on the loan. Funding IX in turn will use these funds to pay dividends on the Class A Units.

         In accordance with GAAP, the operations, assets and liabilities of Funding IX and SH IX are consolidated with those of the Company in the Company's consolidated financial statements. In accordance with GAAP, the operations, assets and liabilities of Funding IX (but not those of SH IX) are consolidated with those of the Operating Partnership in the consolidated financial statements of the Operating Partnership. As a result, the note and the payments on the note by SH IX to Funding IX are eliminated in the Company's financial statements but are not eliminated in the financial statements of the Operating Partnership. These items therefore are included in Notes Receivable, Net and in Interest and Other Income in the Operating Partnership's financial statements.

         The following table compares the current financial statements of the Operating Partnership prepared in accordance with GAAP and the adjusted Operating Partnership financial statements, adjusted for the elimination of the intracompany loan and associated interest income. This table provides certain components of the financial statements which would be affected by the elimination of the intracompany loan and associated interest income.



(dollars in thousands, except per unit
data)                                                                   After Elimination of
                                          GAAP Presentation               Intracompany Loan

                                       Year Ended December 31,         Year Ended December 31,
                                        2001           2000            2001            2000
                                     ------------   ------------    ------------    ------------
BALANCE SHEET DATA
(AT PERIOD END):
  Total assets                       $  4,422,826   $  4,827,999    $  4,138,102    $  4,542,913
                                     ------------   ------------    ------------    ------------
OPERATING DATA:
  Total revenues                          725,326        739,697         696,054         718,405
                                     ------------   ------------    ------------    ------------
  Operating income (loss)                   1,188        119,701         (28,084)         98,409
                                     ------------   ------------    ------------    ------------
  Income before minority interests
    and extraordinary item                 56,844        324,344          27,572         303,052
                                     ------------   ------------    ------------    ------------
  Net income (loss)                        24,006        300,084          (5,266)        278,792
                                     ------------   ------------    ------------    ------------
 Basic earnings per unit(1):
     Income (loss) before
     extraordinary item              $       0.33   $       4.24    $      (0.11)   $       4.23
                                     ------------   ------------    ------------    ------------
  Diluted earnings per unit(1):
     Income (loss) before
     extraordinary item              $       0.33   $       4.21    $      (0.11)   $       4.19
                                     ------------   ------------    ------------    ------------

------------
(1) The weighted average units used to calculate basic and diluted earnings per unit in accordance with GAAP include the common shares of the Company held in SH IX of 14,468,623 (7,234,312 equivalent units) and 8,184,578
     (4,092,289 equivalent units) for the years ended December 31, 2001 and 2000, respectively. The adjusted basic and diluted earnings per unit after the elimination of the intracompany loan exclude the common shares of the Company held in SH IX.

         The Operating Partnership's FFO for the years ended December 31, 2001 and 2000 would have been $177.1 million and $326.9 million, respectively, if the interest income from the intracompany loan were eliminated.

EMPLOYEE STOCK PURCHASE PLAN

         On June 25, 2001, the shareholders of the Company approved a new Employee Stock Purchase Plan (the "ESPP"), that is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code ("IRC") of 1986, as amended. The ESPP is regarded as a noncompensatory plan under APB No. 25, because it meets the qualifications under IRC 423. Under the terms of the ESPP, eligible employees may purchase common shares of the Company at a price that is equal to 90% of the lower of the common shares' fair market value at the beginning or the end of a quarterly period. The fair market value of a common share is equal to the last sale price of the common shares on the New York Stock Exchange. Eligible employees may purchase the common shares through payroll deductions of up to 10% of eligible compensation. The ESPP is not subject to the provisions of ERISA. The ESPP was effective October 1, 2001, and will terminate on May 14, 2011.

         The 1,000,000 common shares that may be issued pursuant to the purchase of common shares under the ESPP represent less than 0.96% of the Company's outstanding common shares at December 31, 2001.

SHARE REPURCHASE PROGRAM

         On October 15, 2001, the Company's Board of Trust Managers authorized an increase in the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program") from $500.0 million to $800.0 million. The repurchase of common shares by the Company will decrease the Company's limited partner interest, which will result in an increase in net income per unit.

         The Company commenced its Share Repurchase Program in March 2000. As of December 31, 2001, the Company had repurchased 18,756,423 common shares, 20,286 of which have been retired, at an average price of $19.09 per common share for an aggregate of approximately $358.1 million. As of December 31, 2001, the Company held 14,468,623 of the repurchased common shares in SH IX. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Sale of Preferred Equity Interests in Subsidiary and Intracompany Loan" above. These common shares are consolidated as treasury shares in accordance with GAAP in the Company's financial statements. However, these shares are held in SH IX until all of the Class A Units are redeemed, and are considered outstanding for the Operating Partnership's financial statements. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

         The Company expects the Share Repurchase Program to continue to be funded through a combination of debt, equity, joint venture capital and selected asset disposition alternatives available to the Company, which in some cases, may be secured by the repurchased common shares. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement (the "Share Repurchase Agreement") with UBS to purchase a portion of its common shares from UBS. The Company had the option to settle the Share Repurchase Agreement in cash or common shares. During the year ended December 31, 2000, the Company purchased the 5,809,180 common shares from UBS at an average cost of $17.62 per common share for an aggregate of approximately $102.3 million under the Share Repurchase Agreement with UBS. The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary and Intracompany Loan" above.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which provides that all business combinations in the scope of the statement are to be accounted for under the purchase method. This statement is effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Since the Operating Partnership currently accounts for its acquisitions under the purchase method, management does not believe that the adoption of this statement will have a material effect on its interim or annual financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement requires that goodwill and some other intangible assets will no longer be amortized, and provides specific guidance for testing goodwill for impairment. This statement is effective for fiscal years beginning after December 15, 2001. The Operating Partnership expects its impairment losses to range between $14.0 million and $18.3 million due to the initial application of this statement. These charges relate to unconsolidated companies in which the Operating Partnership had an interest as of December 31, 2001. These charges will be reported as resulting from a change in accounting principle.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Operating Partnership has determined that SFAS No. 143 will have no material effect on its interim and annual financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that adoption of this statement will have a material effect on its interim or annual financial statements; however, financial statement presentation will be modified to report the results of operations and financial position of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. The Operating Partnership will reclassify certain amounts in prior period financial statements to conform with the new presentation requirements.

LIQUIDITY REQUIREMENTS

         As of December 31, 2001, the Operating Partnership had unfunded capital requirements of approximately $40.4 million relating to capital investments. The table below specifies the Operating Partnership's total capital requirements relating to these projects, amounts funded as of December 31, 2001, amounts remaining to be funded, and short-term and long-term capital requirements.


                                                                                                 CAPITAL REQUIREMENTS
                                                                  AMOUNT                      ---------------------------
(in millions)                                                  FUNDED AS OF      AMOUNT        SHORT-TERM     LONG-TERM
                                                    TOTAL      DECEMBER 31,     REMAINING       (NEXT 12        (12+
         Project                                   Cost(1)         2001          To Fund       Months)(2)     Months)(2)
         -------                                ------------   ------------    ------------   ------------   ------------
RESIDENTIAL DEVELOPMENT SEGMENT
      Tahoe Mountain Resorts                    $      100.0   $      (71.2)   $       28.8   $       28.8   $         --
                                                ------------   ------------    ------------   ------------   ------------

OTHER
      SunTx(3)                                  $       19.0   $       (7.4)   $       11.6   $        4.0   $        7.6
                                                ------------   ------------    ------------   ------------   ------------

TOTAL                                           $      119.0   $      (78.6)   $       40.4   $       32.8   $        7.6
                                                ============   ============    ============   ============   ============



----------

(1)  All amounts are approximate.

(2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.

(3) This commitment is related to the Operating Partnership's investment in a private equity fund.

         The Operating Partnership expects to fund its short-term capital requirements of approximately $32.8 million through a combination of cash, net cash flow from operations, return of capital (investment) from the Residential Development Corporations and borrowings under the Fleet Facility. The Operating Partnership plans to meet its maturing debt obligations during 2002 of approximately $245.2 million, primarily through additional or replacement debt financing or equity transactions.

         The Operating Partnership expects to meet its other short-term capital requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, and distributions to shareholders and unitholders, primarily through cash flow provided by operating activities. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Operating Partnership expects to finance such requirements with available cash proceeds received from joint ventures and select property sales, and borrowings under the Fleet Facility or additional debt financing.

         The Operating Partnership expects to fund its long-term capital requirements of approximately $7.6 million with available cash proceeds received from joint ventures and select property sales, borrowings under the Fleet Facility or additional debt financing and return of capital (investment) from the Residential Development Corporations. The Operating

Partnership's other long-term liquidity requirements as of December 31, 2001, consist primarily of maturities after December 31, 2002, under the Operating Partnership's fixed and variable-rate debt, which totaled approximately $2.0 billion as of December 31, 2001. The Company also intends to repay the intracompany loan of approximately $285.0 million, including accrued interest, from Funding IX to SH IX at maturity on March 15, 2003, and to redeem approximately $218.4 million of Class A Units in Funding IX with the proceeds received by Funding IX. The Operating Partnership expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives as well as cash proceeds received from joint ventures and select property sales.

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

   o     Equity offerings including preferred and/or convertible securities; and

   o     Proceeds from joint ventures and property sales.

   The following factors could limit the Operating Partnership's ability to utilize these financing alternatives:

   o The Operating Partnership may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of the financial condition of the Operating Partnership or market conditions at the time the Operating Partnership seeks additional financing;

   o Restrictions on the Operating Partnership's debt instruments or outstanding equity may prohibit it from incurring debt or issuing equity at all, or on terms available under then-prevailing market conditions; and

   o The Operating Partnership may be unable to service additional or replacement debt due to increases in interest rates or a decline in the Operating Partnership's operating performance.

         In addition to the Operating Partnership's liquidity requirements stated above, as of December 31, 2001, the Operating Partnership also has guarantees or letters of credit related to approximately $89.3 million, or 17% of its maximum borrowings available under its unconsolidated debt. At December 31, 2001, the Operating Partnership had guarantees or letters of credit related to approximately $17.2 million, or 4% of its total outstanding unconsolidated debt. See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" included in "Item 8. Financial Statements and Supplementary Data" for more information about the Operating Partnership's unconsolidated investments and the underlying debt related to these investments.

REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856(c) of the Code. As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of its REIT taxable income to its shareholders.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements existing as of December 31, 2001, are shown below (dollars in thousands):

                                                               INTEREST                                                BALANCE
                                                                RATE AT                            EXPECTED        OUTSTANDING AT
                                             MAXIMUM         DECEMBER 31,     MATURITY              PAYOFF          DECEMBER 31,
       DESCRIPTION                          BORROWINGS           2001           DATE                 DATE               2001
       -----------                          ----------       ------------     --------           ------------      --------------
SECURED FIXED RATE DEBT:
   JP Morgan Mortgage Note(1)              $   199,386            8.31%      October 2016         October 2006      $   199,386
   AEGON Partnership Note(2)                   269,930            7.53        July 2009            July 2009            269,930
   LaSalle Note I(3)                           239,000            7.83       August 2027          August 2007           239,000
   LaSalle Note II(4)                          161,000            7.79        March 2028           March 2006           161,000
   CIGNA Note(5)                                63,500            7.47      December 2002        December 2002           63,500
   Metropolitan Life Note V(6)                  38,696            8.49      December 2005        December 2005           38,696
   Northwestern Life Note(7)                    26,000            7.66       January 2004         January 2004           26,000
   Mitchell Mortgage Note(8)                     6,244            7.00       August 2002          August 2002             6,244
   Nomura Funding VI Note(9)                     8,187           10.07        July 2020            July 2010              8,187
   Woodmen of the World Note(10)                 8,500            8.20        April 2009           April 2009             8,500
   Rigney Promissory Note(11)                      651            8.50      November 2012          June 2012                651
                                           -----------      ----------                                              -----------
    Subtotal/Weighted Average              $ 1,021,094            7.85%                                             $ 1,021,094
                                           -----------      ----------                                              -----------

UNSECURED FIXED RATE DEBT:
   Notes due 2007(12)                      $   250,000            7.50%     September 2007       September 2007     $   250,000
   Notes due 2002(12)                          150,000            7.00      September 2002       September 2002         150,000
                                           -----------      ----------                                              -----------
    Subtotal/Weighted Average              $   400,000            7.31%                                             $   400,000
                                           -----------      ----------                                              -----------

SECURED VARIABLE RATE DEBT(13):
   Fleet Fund I and II Term Loan(14)       $   275,000            5.39%        May 2005             May 2005        $   275,000
   Deutsche Bank - CMBS Loan(15)               220,000            5.84         May 2004             May 2006            220,000
                                           -----------      ----------                                              -----------
    Subtotal/Weighted Average              $   495,000            5.59%                                             $   495,000
                                           -----------      ----------                                              -----------

UNSECURED VARIABLE RATE DEBT:
   JPMorgan Loan Sales Facility(16)        $    50,000            3.25%                           January 2002      $    10,000
   Fleet Bridge Loan(17)                        50,000            5.71       August 2002          August 2002             5,000
   Fleet Facility(14)                          400,000            3.92         May 2004             May 2005            283,000
                                           -----------      ----------                                              -----------
                                           $   500,000            3.93%                                             $   298,000
                                           -----------      ----------                                              -----------

    TOTAL/WEIGHTED AVERAGE                 $ 2,416,094            6.72%(18)                                         $ 2,214,094
                                           ===========      ===========                                             ===========

    AVERAGE REMAINING TERM                                                      8.4 years            4.3 years

----------
(1) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October
     2006) by making a final payment of approximately $177.8 million.

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

(3) The note has a seven-year period during which only interest is payable (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity. In August 2007, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220.5 million. LaSalle Note I is secured by Properties owned by Crescent Real Estate Funding I, L.P. ("Funding I") (See "Note 1. Organization and Basis of Presentation" included in "Item 8. Financial Statements and Supplementary Data"). The note agreement restricts Funding I from engaging in certain activities, including incurring liens on the Properties securing the note, pledging the Properties securing the note, incurring certain other indebtedness, canceling a material claim or debt owed to it, entering into certain transactions, distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement), or creating easements with respect to the Properties securing the note.

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

(8) The note requires payments of interest only during its term. The Mitchell Mortgage Note is secured by three of The Woodlands Office Properties. The note agreement has no negative covenants.

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

(10) The outstanding principal balance on this note at maturity will be approximately $8.5 million. This note is secured by the Avallon IV Office Property. The note agreement requires that the Operating Partnership maintains compliance with a number of customary covenants, including, maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property.

(11) The note requires quarterly payments of principal and interest based on a 15-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Rigney Promissory
     Note is secured by a parcel of land owned by the Operating Partnership and located across from an Office Property. The note agreement has no negative covenants.

(12) The notes are unsecured and require payments of interest only during their terms. The indenture requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios and debt service coverage ratios, limitations on the incurrence of additional indebtedness and maintaining the Operating Partnership's Properties. The notes were issued in an offering registered with the SEC.

(13) For the method of calculation of the interest rate for the Operating Partnership's variable-rate debt, see "Note 6. Notes Payable and Borrowings under the Fleet Facility" included in "Item 8. Financial Statements and Supplementary Data."

(14) For a description of the Fleet Fund I and II Term Loan and the Fleet Facility, see "Note 6. Notes Payable and Borrowings under the Fleet Facility" included in "Item 8. Financial Statements and Supplementary Data." The note requires payments of interest only during the first four years with a one-year extension option. The note, due May 2004, bears interest at LIBOR plus 325 basis points (at December 31, 2001, the interest rate was 5.39%). The Fleet Term Loan note is secured by eight Office Properties in Funding I, and 12 Office Properties in Funding II. The Term Loan requires the Operating Partnership maintain compliance with a number of customary financial and other covenants on an on going basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness, limitations on distributions, and a minimum net worth requirement and with respect solely to Funding I and Funding II adjusted net operating income to actual debt service and adjusted net operating income to pro forma debt service.

(15) This note requires payment of interest only during its term. The notes, due May 2004, bear interest at the 30-day LIBOR rate plus a spread of 164.7 basis points (at December 31, 2001, the interest rate was 5.15%) for the Deutsche Bank-CMBS and a spread of 600 basis points (at December 31, 2001, the interest rate was 9.50%) for the Mezzanine note. The blended rate at December 31, 2001, was 5.84%. The notes have three-year interest only terms and two one-year extension options, and are secured by the Crescent Real Estate Funding X, L.P. ("Funding X") Office Properties and Spectrum Center,
     L. P. (See "Note 1. Organization and Basis of Presentation" included in "Item 8. Financial Statements and Supplementary Data"). The notes require the Operating Partnership to maintain compliance with a minimum debt service coverage ratio.

(16) The JP Morgan Loan Sales Facility is a $50.0 million credit facility. The lender is not obligated to fund draws under this loan unless certain conditions not within the control of the Operating Partnership are satisfied at the time of the draw request. As a result, the Operating Partnership maintains sufficient availability under the Fleet Facility to repay the JP Morgan Loan Sales Facility at any time.

(17) The Fleet Bridge Loan is a $50.0 million unsecured credit facility.

(18) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.58%.

     Below are the aggregate principal payments required as of December 31, 2001 under indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.


                                  SECURED          UNSECURED            TOTAL
                                ------------      ------------      ------------
    (in thousands)
2002                            $     80,157      $    165,000      $    245,157
2003                                  15,060                --            15,060
2004                                 262,857(1)        283,000(1)        545,857
2005                                 329,339                --           329,339
2006                                 347,207                --           347,207
Thereafter                           481,474           250,000           731,474
                                ------------      ------------      ------------
                                $  1,516,094      $    698,000      $  2,214,094
                                ============      ============      ============


----------
(1) These amounts do not represent the effect of a one-year extension option of the Fleet Facility and two one-year extension options on the Deutsche
     Bank - CMBS Loan.

         The Operating Partnership has approximately $245.2 million of secured and unsecured debt due during 2002, consisting primarily of the Cigna Note, the Mitchell Mortgage Note and the 2002 Notes which are expected to be funded through replacement debt financing.

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

         Debt service coverage ratios for a particular period are generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The calculation of the debt service coverage ratio for the Fleet Facility is calculated using the method described above, including certain pro forma adjustments.

         Any uncured or unwaived events of default on the Operating Partnership's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Fleet Facility and the Fleet I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of December 31, 2001, the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the year ended December 31, 2001, there were no circumstances that would require pre-payment penalties or increased collateral related to the Operating Partnership's existing debt.

DEBT REFINANCING AND FLEET FACILITY

         In May 2001, the Operating Partnership (i) repaid and retired the UBS Facility which consisted of the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II; (ii) repaid and retired the iStar Financial Note; and (iii) modified and replaced the Fleet Term Note II with proceeds from a $970.0 million debt refinancing. In May 2001, the Operating Partnership wrote off $12.2 million of deferred financing costs related to the early extinguishment of the UBS Facility which is included in Extraordinary Item - Extinguishment of Debt.

New Debt Resulting from Refinancing


                                                   MAXIMUM             INTEREST                   MATURITY
    DESCRIPTION                                   BORROWING              RATE                       DATE
    -----------                                 -------------   --------------------------        --------
(dollars in millions)
Fleet Facility                                  $    400.0(1)   LIBOR + 187.5 basis points         2004(2)
Fleet Fund I and II Term Loan                   $    275.0      LIBOR + 325 basis points           2005
Deutsche Bank - CMBS Loan                       $    220.0      LIBOR + 234 basis points           2004(3)
Deutsche Bank Short-Term Loan                   $     75.0      LIBOR + 300 basis points           2001(4)

----------
(1) The $400.0 million Fleet Facility is an unsecured revolving line of credit. The weighted average interest rate from the origination of the loan in May 2001 through December 31, 2001 is 5.38%.

(2)      One-year extension option.

(3)      Two one-year extension options.

(4)      Repaid September 19, 2001.


Debt Repaid or Modified by Refinancing


                                         MAXIMUM                  INTEREST                 MATURITY           BALANCE
        DESCRIPTION                     BORROWING                   RATE                     DATE        REPAID/MODIFIED(1)
        -----------                     ---------                 -------                  --------      ------------------
  (dollars in millions)
UBS Line of Credit                    $      300.0         LIBOR + 250 basis points           2003         $      165.0
UBS Term Loan I                       $      146.8         LIBOR + 250 basis points           2003         $      146.8
UBS Term Loan II                      $      326.7         LIBOR + 275 basis points           2004         $      326.7
Fleet Term Note II                    $      200.0         LIBOR + 400 basis points           2003         $      200.0
iStar Financial Note                  $       97.1         LIBOR + 175 basis points           2001         $       97.1

----------

(1) All the amounts listed, other than the Fleet Term Note II, were repaid. In May 2001, the Fleet Term Note II was modified and replaced by the Fleet Fund I and II Term Loan.

CASH FLOW HEDGES

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of December 31, 2001, the Operating Partnership had entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133".

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements as of December 31, 2001 and interest expense for the year ended December 31, 2001 (dollars in millions):

                                                                                                          ADDITIONAL
                                                                                                        INTEREST EXPENSE
         ISSUE             NOTIONAL              MATURITY       REFERENCE            FAIR                 FOR THE YEAR
          DATE              AMOUNT                 DATE            RATE           MARKET VALUE        ENDED DECEMBER 31, 2001
         -----             --------              --------       ---------         ------------        -----------------------
        9/1/1999           $ 200.0               9/2/2003         6.183%          $      (10.8)              $     3.5
        2/4/2000           $ 200.0               2/3/2003          7.11%          $      (10.8)              $     6.0
       4/18/2000           $ 100.0              4/18/2004          6.76%          $       (7.2)              $     2.7


         The Operating Partnership has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Operating Partnership uses the cumulative dollar offset approach as described in Derivatives Implementation Group ("DIG") Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and 138. The Operating Partnership uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Operating Partnership will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in accordance with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $16.4 million to $18.4 million related to the effective portions of the cash flow hedge agreements will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings.

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

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance for an operating partnership of an equity REIT, and for its investment segments. However, FFO:

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

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the year ended December 31, 2001, and 2000, were $275.6 and $300.0 million, respectively. The Operating Partnership reported FFO of $206.4 million and $348.2 million for the years ended December 31, 2001 and 2000, respectively. Excluding the impairment and other changes related to COPI of $92.8 million, the Operating Partnership's FFO for the year ended December 31, 2001, would have been $299.2 million. Excluding the interest income from the intracompany loan from Funding IX to SH IX, the Operating Partnership's FFO for the years ended December 31, 2001 and 2000 would have been $177.1 million and $326.9 million, respectively. Excluding both the interest income from the intracompany loan and the impairment and other charges related to COPI of $92.8 million, the Operating Partnership's FFO for the year ended December 31, 2001 would have been $269.9 million.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND UNITS IN THOUSANDS)


                                                                      FOR THE YEAR
                                                                    ENDED DECEMBER 31,
                                                               ----------------------------
                                                                   2001            2000
                                                               ------------    ------------
Net (loss) income                                              $     24,006    $    300,084
Adjustments to reconcile net (loss) income to
  funds from operations:
      Depreciation and amortization of real estate assets           122,033         119,999
      Gain on rental property sales, net                             (2,835)       (128,355)
      Impairment and other charges related to
            real estate assets                                       21,705           9,349
      Extraordinary item - extinguishment of debt                    12,174           4,378
      Adjustment for investments in real estate mortgages
        and equity of unconsolidated companies:
           Office Properties                                          6,955           4,973
           Residential Development Properties                        13,037          25,130
           Temperature-Controlled Logistics Properties               22,671          26,131
           Other                                                        144              --
      6 3/4% Series A Preferred Share distributions                 (13,501)        (13,500)
                                                               ------------    ------------
Funds from operations                                          $    206,389    $    348,189

Investment Segments:
      Office Segment                                           $    358,348    $    361,574
      Resort/Hotel Segment                                           45,282          71,446
      Residential Development Segment                                54,051          78,600
      Temperature-Controlled Logistics Segment                       23,806          33,563
      Coporate and other adjustments:
           Interest expense                                        (182,410)       (203,197)
           6 3/4% Series A Preferred Share distributions            (13,501)        (13,500)
           Other(1)(2)                                               37,844          43,776
           Corporate general & administrative                       (24,249)        (24,073)
           Impairment and other charges related to COPI             (92,782)             --
                                                               ------------    ------------
Funds from operations                                          $    206,389    $    348,189
                                                               ============    ============

Basic weighted average units                                         67,815          67,860
                                                               ============    ============
Diluted weighted average units(3)                                    68,578          68,458
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

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:


                                                                   FOR THE YEAR
                                                                ENDED DECEMBER 31,
                                                           ---------------------------
(UNITS IN THOUSANDS)                                           2001           2000
                                                           ------------   ------------
Basic weighted average units:                                    67,815         67,860
          Unit options                                              763            598
                                                           ------------   ------------
Diluted weighted average units                                   68,578         68,458
                                                           ============   ============


RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES
 (DOLLARS IN THOUSANDS)


                                                                        FOR THE YEAR ENDED DECEMBER 31
                                                                        ------------------------------
                                                                             2001            2000
                                                                         ------------    ------------
Funds from operations                                                    $    206,389    $    348,189
Adjustments:
    Depreciation and amortization of non-real estate assets                     2,934           2,646
    Impairment and other charges related to real estate assets                 96,409              --
    Amortization of deferred financing costs                                    9,327           9,497
    Gain on undeveloped land                                                   (1,590)           (577)
    Increase in Receivables from COPI                                         (20,458)             --
    Minority interest in joint ventures profit and depreciation
      and amortization                                                         21,854          21,076
    Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies                                  (42,807)        (56,234)
    Change in deferred rent receivable                                          3,744          (8,504)
    Change in current assets and liabilities                                  (64,229)        (25,736)
    Distributions received in excess of earnings from
      unconsolidated companies                                                 13,874           3,897
    Equity in earnings in excess of distributions received from
      unconsolidated companies                                                   (476)        (10,641)
    6 3/4% Series A Preferred Share distributions                              13,501          13,500
    Non cash compensation                                                         149             114
                                                                         ------------    ------------
Net cash provided by operating activities                                $    238,621    $    297,227
                                                                         ============    ============



HISTORICAL RECURRING OFFICE PROPERTY CAPITAL EXPENDITURES,
TENANT IMPROVEMENT AND LEASING COSTS

         The following table sets forth annual and per square foot recurring capital expenditures (excluding those expenditures which are recoverable from tenants) and tenant improvement and leasing costs for the years ended December 31, 2001, 2000 and 1999, attributable to signed leases, all of which have commenced or will commence during the next 12 months (i.e., the renewal or replacement tenant began or will begin to pay rent) for the Office Properties consolidated in the Operating Partnership's financial statements during each of the periods presented. Tenant improvement and leasing costs for signed leases during a particular period do not necessarily equal the cash paid for tenant improvement and leasing costs during such period due to timing of payments.

                                                                2001            2000            1999
                                                           -------------   -------------   -------------
Capital Expenditures:
     Capital Expenditures (in thousands)                   $      15,672   $       9,199   $       6,048
     Per square foot                                       $        0.58   $        0.33   $        0.19
TENANT IMPROVEMENT AND LEASING COSTS:(1)
     Replacement Tenant Square Feet                            1,099,868       1,126,394       1,259,660
     Renewal Tenant Square Feet                                  790,203       1,490,930       1,385,911
     Tenant Improvement Costs (in thousands)               $      12,154   $      16,541   $      14,339
     Per square foot leased                                $        6.43   $        6.32   $        5.42
     Tenant Leasing Costs (in thousands)                   $       7,238   $      11,621   $       7,804
     Per square foot leased                                $        3.83   $        4.44   $        2.95
     Total (in thousands)                                  $      19,392   $      28,162   $      22,143
           Total per square foot                           $       10.26   $       10.76   $        8.37
           Average lease term                                  5.2 years       5.1 years       4.5 years
           Total per square foot per year                  $        1.97   $        2.10   $        1.87




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

         Tenant improvement and leasing costs also may fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease (renewal or replacement tenant), the involvement of external leasing agents and overall competitive market conditions. Management believes that future recurring tenant improvements and leasing costs for the Operating Partnership's existing Office Properties will approximate on average for "renewal tenants", $6.00 to $10.00 per square foot, or $1.20 to $2.00 per square foot per year based on an average five-year lease term, and, on average for "replacement tenants," $12.00 to $16.00 per square foot, or $2.40 to $3.20 per square foot per year based on an average five-year lease term.

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

INTEREST RATE RISK

         The Operating Partnership's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Operating Partnership had total outstanding debt of approximately $2.2 billion at December 31, 2001, of which approximately $0.3 billion, or approximately 14%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 3.90% as of December 31, 2001. A 10% (39.0 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $1.0 million based on the unhedged variable-rate debt outstanding as of December 31, 2001, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (39.0 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $1.0 million based on the unhedged variable rate debt outstanding as of December 31, 2001, as a result of the decreased interest expense associated with the change in rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                            PAGE
                                                                                                            ----

Report of Independent Public Accountants............................................................         61

Consolidated Balance Sheets at December 31, 2001 and 2000...........................................         62

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999..........         63

Consolidated Statements of Partners' Capital for the years ended December 31, 2001, 2000 and 1999...         64

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999..........         65

Notes to Consolidated Financial Statements..........................................................         66

Schedule III Consolidated Real Estate Investments and Accumulated Depreciation .....................        103

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Sole Director of Crescent Real Estate Equities Ltd.:

We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Limited Partnership and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescent Real Estate Equities Limited Partnership and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                               ARTHUR ANDERSEN LLP

Dallas, Texas,
February 21, 2002

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                       DECEMBER 31,             DECEMBER 31,
                                                                                           2001                     2000
                                                                                      --------------           --------------
ASSETS:
Investments in real estate:
   Land                                                                               $      265,594           $      310,301
   Land held for investment or development                                                   108,274                  116,480
   Building and improvements                                                               2,980,116                3,201,332
   Furniture, fixtures and equipment                                                          74,773                   62,802
   Less -  accumulated depreciation                                                         (648,834)                (564,805)
                                                                                      --------------           --------------
               Net investment in real estate                                          $    2,779,923           $    3,126,110

   Cash and cash equivalents                                                          $       31,644           $       38,643
   Restricted cash and cash equivalents                                                      115,531                   94,568
   Accounts receivable, net                                                                   28,610                   42,140
   Deferred rent receivable                                                                   66,362                   82,775
   Investments in real estate mortgages and
       equity of unconsolidated companies                                                    838,317                  845,317
   Notes receivable, net                                                                     416,789                  426,493
   Other assets, net                                                                         145,650                  171,953
                                                                                      --------------           --------------
               Total assets                                                           $    4,422,826           $    4,827,999
                                                                                      ==============           ==============


LIABILITIES:
   Borrowings under credit facility                                                   $      283,000           $      553,452
   Notes payable                                                                           1,931,094                1,718,443
   Accounts payable, accrued expenses and other liabilities                                  217,405                  202,591
                                                                                      --------------           --------------
              Total liabilities                                                       $    2,431,499           $    2,474,486
                                                                                      --------------           --------------


COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                                   $      232,137           $      236,919

PARTNERS' CAPITAL:
   6 3/4% Series A Convertible Cumulative Preferred Units, liquidation preference $25.00 per unit, 8,000,000 units issued and outstanding at
       December 31, 2001 and December 31, 2000                                        $      200,000           $      200,000
   Units of Partnership Interests, 66,148,630 and 67,905,150 issued and outstanding at December 31, 2001 and December 31, 2000, respectively:
     General partner -- outstanding 661,486 and 679,051                                       16,179                   19,886
     Limited partners -- outstanding 65,487,144 and 67,226,099                             1,574,495                1,903,442
   Accumulated other comprehensive income                                                    (31,484)                  (6,734)
                                                                                      --------------           --------------
              Total partners' capital                                                 $    1,759,190           $    2,116,594
                                                                                      --------------           --------------
              Total liabilities and partners' capital                                 $    4,422,826           $    4,827,999
                                                                                      ==============           ==============



   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                                  FOR THE YEAR
                                                                               ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                    2001              2000              1999
                                                                ------------      ------------      ------------

REVENUES:
   Office properties                                            $    610,116      $    606,040      $    614,493
   Resort/Hotel properties                                            45,748            72,114            65,237
   Interest and other income                                          69,462            61,543            66,549
                                                                ------------      ------------      ------------
          Total revenues                                        $    725,326      $    739,697      $    746,279
                                                                ------------      ------------      ------------

EXPENSES:
   Real estate taxes                                                  84,488            83,939            84,401
   Repairs and maintenance                                            39,247            39,024            44,024
   Other rental property operating                                   140,146           127,078           128,723
   Corporate general and administrative                               24,249            24,073            16,274
   Interest expense                                                  182,410           203,197           192,033
   Amortization of deferred financing costs                            9,327             9,497            10,283
   Depreciation and amortization                                     126,157           123,839           131,657
   Settlement of merger dispute                                           --                --            15,000
   Impairment and other charges related to the
          real estate assets                                          25,332             9,349           178,838
   Impairment and other charges related to COPI                       92,782                --                --
                                                                ------------      ------------      ------------
          Total expenses                                        $    724,138      $    619,996      $    801,233
                                                                ------------      ------------      ------------

         Operating income (loss)                                       1,188           119,701           (54,954)

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated companies:
         Office properties                                             6,124             3,164             5,265
         Residential development properties                           41,014            53,470            42,871
         Temperature-controlled logistics properties                   1,136             7,432            15,039
         Other                                                         2,957            11,645             5,122
                                                                ------------      ------------      ------------
     Total equity in net income of unconsolidated companies     $     51,231      $     75,711      $     68,297

   Gain on property sales, net                                         4,425           128,932                --
                                                                ------------      ------------      ------------
         Total other income and expense                         $     55,656      $    204,643      $     68,297
                                                                ------------      ------------      ------------

INCOME BEFORE MINORITY INTERESTS
  AND EXTRAORDINARY ITEM                                        $     56,844      $    324,344      $     13,343
   Minority interests                                                (20,664)          (19,882)           (1,111)
                                                                ------------      ------------      ------------

NET INCOME BEFORE EXTRAORDINARY ITEM                                  36,180           304,462            12,232
   Extraordinary item - extinguishment of debt                       (12,174)           (4,378)               --
                                                                ------------      ------------      ------------

NET INCOME                                                      $     24,006      $    300,084      $     12,232

Preferred unit distributions                                         (13,501)          (13,500)          (13,500)
Share repurchase agreement return                                         --            (2,906)             (583)
Forward share purchase agreement return                                   --                --            (4,317)
                                                                ------------      ------------      ------------

NET INCOME (LOSS) AVAILABLE TO PARTNERS                         $     10,505      $    283,678      $     (6,168)
                                                                ============      ============      ============



BASIC EARNINGS PER UNIT DATA:
   Net income (loss) before extraordinary item                  $       0.33      $       4.24      $      (0.09)
   Extraordinary item - extinguishment of debt                         (0.18)            (0.06)               --
                                                                ------------      ------------      ------------
   Net income (loss)                                            $       0.15      $       4.18      $      (0.09)
                                                                ============      ============      ============

DILUTED EARNINGS PER UNIT DATA:
   Net income (loss) before extraordinary item                  $       0.33      $       4.21      $      (0.09)
   Extraordinary item - extinguishment of debt                         (0.18)            (0.06)               --
                                                                ------------      ------------      ------------
   Net income (loss)                                            $       0.15      $       4.15      $      (0.09)
                                                                ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                                                   ACCUMULATED
                                                  PREFERRED        GENERAL          LIMITED           OTHER             TOTAL
                                                   PARTNERS'      PARTNER'S        PARTNERS'       COMPREHENSIVE      PARTNERS'
                                                   CAPITAL         CAPITAL          CAPITAL           INCOME           CAPITAL
                                                 ------------    ------------     ------------     ------------     ------------


Partners' capital, December 31, 1998             $    200,000    $     25,220     $  2,331,441     $     (5,037)    $  2,551,624

Contributions                                              --             383           37,890               --           38,273
Settlement of Forward Share Purchase Agreement             --          (1,494)        (147,890)                         (149,384)
Distributions                                              --          (2,999)        (296,879)              --         (299,878)
Net Income                                                 --             (13)          (1,255)              --           (1,268)
Unrealized Net Gain on
  Available-for-Sale Securities                            --              --               --           17,216           17,216
Unrealized Net Gain on Cash Flow Hedges                    --              --               --              280              280
                                                 ------------    ------------     ------------     ------------     ------------

Partners' capital, December 31, 1999             $    200,000    $     21,097     $  1,923,307     $     12,459     $  2,156,863

Contributions                                              --              26            2,564               --            2,590
Preferred Equity Issuance Cost                             --            (100)          (9,906)              --          (10,006)
Unit Repurchases                                           --              (4)            (351)              --             (355)
Distributions                                              --          (3,999)        (295,890)              --         (299,889)
Net Income                                                 --           2,866          283,718               --          286,584
Unrealized Net Loss on
  Available-for-Sale Securities                            --              --               --           (7,584)          (7,584)

Unrealized Net Loss on Cash Flow Hedges                    --              --               --          (11,609)         (11,609)
                                                 ------------    ------------     ------------     ------------     ------------

PARTNERS' CAPITAL, December 31, 2000             $    200,000    $     19,886     $  1,903,442     $     (6,734)    $  2,116,594

Contributions                                              --            (121)           9,888               --            9,767
Distributions                                              --          (3,691)        (349,235)              --         (352,926)
Net Income                                                 --             105           10,400               --           10,505
Sale of/Unrealized Loss Marketable Securities              --              --               --           (7,522)          (7,522)
Unrealized Net Loss on Cash Flow Hedges                    --              --               --          (17,228)         (17,228)
                                                 ------------    ------------     ------------     ------------     ------------

PARTNERS' CAPITAL, December 31, 2001             $    200,000    $     16,179     $  1,574,495     $    (31,484)    $  1,759,190
                                                 ============    ============     ============     ============     ============




   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                       2001             2000             1999
                                                                   ------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $     24,006     $    300,084     $     12,232
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                       135,484          133,336          141,940
    Extraordinary item - extinguishment of debt                          12,174            4,378               --
    Gain on property sales, net                                          (4,425)        (128,932)              --
    Impairment and other charges related to
      real estate assets                                                 25,332            9,349          120,573
    Impairment charge related to
      COPI                                                               92,782
    Increase in COPI hotel accounts receivable                          (20,458)              --               --
    Minority interests                                                   20,664           19,882            1,111
    Non-cash compensation                                                   149              114              118
    Distributions received in excess of earnings
      from unconsolidated companies:
       Office and retail                                                     --            1,589            3,757
       Residential development properties                                 3,392               --               --
       Temperature-controlled logistics                                  10,392            2,308           25,404
       Other                                                                 90               --            1,128
    Equity in earnings net of distributions received from
      unconsolidated companies:
       Office properties                                                   (476)              --               --
       Residential development properties                                    --           (6,878)          (7,808)
       Other                                                                 --           (3,763)              --
    Decrease (increase) in accounts receivable                              829           (5,042)          (4,513)
    Decrease (increase) in deferred rent receivable                       3,744           (8,504)            (636)
    (Increase) decrease in other assets                                 (23,086)         (19,411)          30,667
    Increase in restricted cash and cash equivalents                    (18,759)         (12,570)          (9,682)
    (Decrease) increase in accounts payable, accrued
      expenses and other liabilities                                    (23,213)          11,287           21,538
                                                                   ------------     ------------     ------------
       Net cash provided by operating activities                        238,621          297,227          335,829
                                                                   ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of land held for development or sale                         --          (22,021)            (500)
    Proceeds from property sales                                        200,389          627,775               --
    Proceeds from joint venture partners                                129,651               --               --
    Proceeds from sale of marketable securities                         107,940               --               --
    Development of investment properties                                (23,723)         (41,938)         (27,781)
    Capital expenditures - rental properties                            (46,427)         (26,559)         (20,254)
    Tenant improvement and leasing costs - rental properties            (51,810)         (68,461)         (58,462)
    Increase (decrease) in restricted cash and cash equivalents          (2,204)           5,941          (31,416)
    Return of investment in unconsolidated companies:
       Office properties                                                    349           12,359               --
       Residential development properties                                19,251           61,641           78,542
       Other                                                             12,359            1,858               --
    Investment in unconsolidated companies:
       Office properties                                                (16,360)              --             (262)
       Residential development properties                               (89,000)         (91,377)         (52,514)
       Temperature-controlled logistics                                 (10,784)         (17,100)         (40,791)
       Other                                                             (8,418)          (3,947)        (104,805)
    (Increase) decrease in notes receivable                             (10,857)        (293,328)          53,898

                                                                   ------------     ------------     ------------
       Net cash provided by (used in) investing activities              210,356          144,843         (204,345)
                                                                   ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt financing costs                                                (16,061)         (18,628)         (16,665)
    Settlement of Forward Share Purchase Agreement                           --               --         (149,384)
    Borrowings under Fleet Boston Credit Facility                            --               --           51,920
    Payments under Fleet Boston Credit Facility                              --         (510,000)        (201,920)
    Borrowings under UBS Facility                                       105,000        1,017,819               --
    Payments under UBS Facility                                        (658,452)        (464,367)              --
    Borrowings under Fleet Facility                                     618,000               --               --
    Payments under Fleet Facility                                      (335,000)              --               --
    Notes payable proceeds                                              393,336               --          929,700
    Notes payable payments                                             (180,685)        (370,486)        (498,927)
    Capital proceeds - joint venture preferred equity partner                --          275,000               --
    Capital distribution - joint venture preferred equity partner       (19,897)         (72,297)
    Preferred Equity Issuance Costs                                          --          (10,006)              --
    Capital distributions - joint venture partner                        (5,557)         (10,312)          (3,190)
    Capital contributions to the Operating Partnership                    9,767            1,492           32,634
    Unit repurchases                                                         --             (355)              --
    Treasury share repurchases                                               --               --               --
    Preferred unit distributions                                        (13,501)         (13,500)         (13,500)
    Distributions from the Operating Partnership                       (352,926)        (299,889)        (299,878)
                                                                   ------------     ------------     ------------
       Net cash used in financing activities                           (455,976)        (475,529)        (169,210)
                                                                   ------------     ------------     ------------



(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (6,999)         (33,459)         (37,726)
CASH AND CASH EQUIVALENTS,
    Beginning of period                                                  38,643           72,102          109,828
                                                                   ------------     ------------     ------------
CASH AND CASH EQUIVALENTS,
    End of period                                                  $     31,644     $     38,643     $     72,102
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation (the "General Partner"), which owns an approximately 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 89% limited partner interest in the Operating Partnership, with the remaining approximately 10% limited partner interest held by other limited partners.

         All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, the Company's approximately 89% limited partner interest has been treated as equivalent, for purposes of this report, to 58,892,623 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,594,521 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 661,486 units.

         The Company owns its assets and carries on its operations and other activities through the Operating Partnership and its other subsidiaries. The limited partnership agreement of the Operating Partnership acknowledges that all of the Company's operating expenses are incurred for the benefit of the Operating Partnership and provides that the Operating Partnership will reimburse the Company for all such expenses. Accordingly, expenses of the Company are reimbursed by the Operating Partnership.

         The following table shows the subsidiaries of the Operating Partnership that owned or had an interest in Properties (as defined below) as of December 31, 2001:

Operating Partnership:(1)    The Avallon IV, Bank One Center, Bank One Tower, Datran Center (two Office Properties),
                             Four Westlake Park, Houston Center (three Office Properties), The Park Shops at Houston
                             Center, The Woodlands Office Properties (eight Office Properties) and 301 Congress
                             Avenue

Crescent Real Estate         The Aberdeen, The Avallon I, II & III, Carter Burgess Plaza, The Citadel, The Crescent
Funding I, L.P.:             Atrium, The Crescent Office Towers, Regency Plaza One, Waterside Commons and 125 E.
("Funding I")                John Carpenter Freeway

Crescent Real Estate         Albuquerque Plaza, Barton Oaks Plaza One, Briargate Office and Research Center, Hyatt
Funding II, L.P.:            Regency Albuquerque, Las Colinas Plaza, Liberty Plaza I & II, MacArthur Center I & II,
("Funding II")               Park Hyatt Beaver Creek Resort and Spa, Ptarmigan Place, Stanford Corporate Centre, Two
                             Renaissance Square and 12404 Park Central

Crescent Real Estate         Greenway Plaza Office Properties (ten Office Properties) and Renaissance Houston Hotel
Funding III, IV and V,
L.P.: ("Funding III,
IV and V")(2)

Crescent Real Estate         Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate         10 behavioral healthcare properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate         The Addison, Addison Tower, Austin Centre, The Avallon V, Canyon Ranch - Tucson, Cedar Springs Plaza,
Funding VIII, L.P.:          Frost Bank Plaza, Greenway I & IA (two Office Properties), Greenway II, Omni Austin Hotel, Palisades
("Funding VIII")             Central I, Palisades Central II, Sonoma Mission Inn & Spa, Stemmons Place, Three Westlake Park,
                             Trammell Crow Center, 3333 Lee Parkway, Ventana Inn & Spa, 1800 West Loop South and 5050 Quorum

Crescent Real Estate         Chancellor Park, Denver Marriott City Center, MCI Tower, Miami Center, Reverchon Plaza,
Funding IX, L.P.:            44 Cook Street, 55 Madison and 6225 N. 24th Street
("Funding IX")(3)

Crescent Real Estate         Fountain Place and Post Oak Central (three Office Properties)
Funding X, L.P.
("Funding X")

Crescent Spectrum            Spectrum Center
Center, L.P.(4):

----------
(1) The Operating Partnership has a 50% interest in Bank One Center, a 20% interest in Bank One Tower and a 20% interest in Four Westlake Park. See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for a description of the ownership structure of these Properties.

(2) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

(3) Funding IX holds its interests in Chancellor Park and Miami Center through its 100% membership interests in the owners of the Properties, Crescent Chancellor Park, LLC and Crescent Miami Center, LLC.

(4) Crescent Spectrum Center, L.P. holds its interest in Spectrum Center through its ownership of the underlying land and notes and a mortgage on the Property.

         See "Note 6. Notes Payable and Borrowings under Fleet Facility" for a list of certain other subsidiaries of the Operating Partnership, all of which are consolidated in the Operating Partnership's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

         See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for a table that lists the Operating Partnership's ownership in significant unconsolidated companies and equity investments as of December 31, 2001, including the four Office Properties in which the Operating Partnership owned an interest through unconsolidated companies and equity investments and the Operating Partnership's ownership interests in the Residential Development Segment and the Temperature-Controlled Logistics Segment.

SEGMENTS

         As of December 31, 2001, the Operating Partnership's assets and operations were composed of four major investment segments:

         o        Office Segment;

         o        Resort/Hotel Segment;

         o        Residential Development Segment; and

         o        Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned or had an interest in the following real estate assets (the "Properties") as of December 31, 2001:

         o OFFICE SEGMENT consisted of 74 office properties (collectively referred to as the "Office Properties") located in 26 metropolitan submarkets in six states, with an aggregate of approximately 28.0 million net rentable square feet.

         o RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,028 rooms/guest nights and four upscale business-class hotel properties with a total of 1,769 rooms (collectively referred to as the "Resort/Hotel Properties").

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 21 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT, which, as of December 31, 2001, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         On February 14, 2002, the Operating Partnership executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and COPI's voting common stock in three of the Operating Partnership's Residential Development Corporations. See "Note 20. Subsequent Events" for additional information regarding the Operating Partnership's agreement with COPI.

         For purposes of investor communications, the Operating Partnership classifies its luxury and destination fitness resorts and spas and upscale Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to their similar targeted customer characteristics. This group does not contain the four upscale business-class hotel properties. Additionally, for investor communications, the Operating Partnership classifies its Temperature-Controlled Logistics Properties and its upscale business-class hotel properties as the "Investment Sector." However, for purposes of segment reporting as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" and this Annual Report on Form 10-K, the Resort/Hotel Properties, including the upscale business-class hotel properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered three separate reportable segments.

         See "Note 3. Segment Reporting" for a table showing total revenues, funds from operations, and equity in net income of unconsolidated companies for each of these investment segments for the years ended December 31, 2001, 2000 and 1999 and identifiable assets for each of these investment segments at December 31, 2001 and 2000.

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

     Buildings and Improvements                    5 to 40 years
     Tenant Improvements                           Terms of leases
     Furniture, Fixtures and Equipment             3 to 5 years

         An impairment loss is recognized on a property by property basis on Properties classified as held for use, or when expected undiscounted cash flows are less than the carrying value of the Property. In cases where the Operating Partnership does not expect to recover its carrying costs on a Property, the Operating Partnership reduces its carrying costs to fair value, and for Properties held for disposition, the Operating Partnership reduces its carrying costs to the fair value less costs to sell. See "Note 17. Dispositions" for a description of impairment losses recognized during 2001, 2000 and 1999.

         Depreciation expense is not recognized on Properties classified as held for disposition.

CONCENTRATION OF REAL ESTATE INVESTMENTS

         The Operating Partnership's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of December 31, 2001, the Operating Partnership's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 77% of its office portfolio based on total net rentable square feet. The Dallas/Fort Worth Office Properties accounted for approximately 41% of that amount and the Houston Office Properties accounted for the remaining 36%. As a result of the geographic concentration, the operations of the Operating Partnership could be adversely affected by a recession or general economic downturn in the areas where these Properties are located.

CASH AND CASH EQUIVALENTS

         The Operating Partnership considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.

RESTRICTED CASH AND CASH EQUIVALENTS

         Restricted cash includes escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, security deposits, ground lease expenditures, capital expenditures and monthly interest carrying costs paid in arrears and capital requirements related to cash flow hedges.

OTHER ASSETS

         Other assets consist principally of leasing costs, deferred financing costs and marketable securities. Leasing costs are amortized on a straight-line basis during the terms of the respective leases, and unamortized leasing costs are written off upon early termination of lease agreements. Deferred financing costs are amortized on a straight-line basis (when it approximates the effective interest method) over the terms of the respective loans. The effective interest method is used to amortize deferred financing costs on loans where the straight-line basis does not approximate the effective interest method, over the terms of the respective loans. Marketable securities are considered available-for-sale and are marked to market value on a monthly basis. The corresponding unrealized gains and losses are included in accumulated other comprehensive income. When a decline in the fair value of marketable securities is determined to be other than temporary, the cost basis is written down to fair value and the amount of the write-down is included in earnings for the applicable period. A decline in the fair value of a marketable security is deemed nontemporary if its cost basis has exceeded its fair value for a period of six to nine months.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of December 31, 2001, the Operating Partnership has entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

         Under SFAS No. 133, the Operating Partnership's cash flow hedges are used to mitigate the variability of cash flows. On a monthly basis, the cash flow hedge is marked to fair value through comprehensive income and the cash flow hedge's gain or loss is reported in earnings when the interest on the underlying debt affects earnings. Any ineffective portion of the hedges is reported in earnings immediately.

         In connection with the debt refinancing in May 2001, the Operating Partnership entered into a LIBOR interest rate cap, and simultaneously sold a LIBOR interest rate cap with the same terms. These instruments do not qualify as hedges and changes to their respective fair values are charged to earnings monthly.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents and short-term investments are reasonable estimates of their fair values because of the short maturities of these instruments. The fair value of notes receivable, which approximates carrying value, is estimated based on year-end interest rates for receivables of comparable maturity. Notes payable and borrowings under the Operating Partnership's prior line of credit with UBS (the "UBS Facility") and the Operating Partnership's line of credit (the "Fleet Facility") have aggregate carrying values which approximate their estimated fair values based upon the current interest rates for debt with similar terms and remaining maturities, without considering the adequacy of the underlying collateral. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2001 and 2000.

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

         RESORT/HOTEL PROPERTIES Prior to the enactment of the REIT Modernization Act, the Company's status as a REIT for federal income tax purposes prohibited the Operating Partnership from operating the Resort/Hotel Properties. As of December 31, 2001, the Operating Partnership had leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COPI pursuant to eight separate leases. The Omni Austin Hotel had been leased under a separate lease to HCD Austin Corporation. During 2001 and 2000, the leases provided for the payment by the lessee of the Resort/Hotel Property of
(i) base rent, with periodic rent increases if applicable, (ii) percentage rent based on a percentage of gross receipts or gross room revenues, as applicable, above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount for certain Resort/Hotel Properties. Base rental income under these leases was recognized on a straight-line basis over the terms of the respective leases. Contingent revenue was recognized when the thresholds upon which it is based had been met. On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties previously leased to COPI.

         INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES Investments in which the Operating Partnership does not have a controlling interest are accounted for under the equity method. See "Note 4. Investments in Real Estate Mortgages and Equity in Unconsolidated Companies" for a list of the unconsolidated entities and the Operating Partnership's ownership of each.

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

                                                               FOR THE YEAR ENDED DECEMBER 31,
                              ----------------------------------------------------------------------------------------------------
                                            2001                              2000                              1999
                              --------------------------------  --------------------------------  --------------------------------
                                Income    Wtd. Avg.   Per Unit              Wtd. Avg.  Per Unit    Income     Wtd. Avg.  Per Unit
                                (Loss)      Units      Amount    Income       Units     Amount     (Loss)       Units     Amount
                              ---------   ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------

BASIC EPS -
Net income
   before extraordinary item  $  36,180      67,815             $ 304,462      67,860             $  12,232      67,977
6 3/4% Series A Preferred
   Unit distributions           (13,501)                          (13,500)                          (13,500)
Share repurchase agreement
   return                            --                            (2,906)                             (583)
Forward share purchase
   agreement return                  --                                --                            (4,317)
                              ---------   ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------
Net income (loss) available
   to partners before
   extraordinary item         $  22,679      67,815  $    0.33  $ 288,056      67,860  $    4.24  $  (6,168)     67,977  $   (0.09)
Extraordinary item -
   extinguishment of debt       (12,174)                 (0.18)    (4,378)                 (0.06)        --                     --
                              ---------   ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------
Net income (loss) available
   to partners                $  10,505      67,815  $    0.15  $ 283,678      67,860  $    4.18  $  (6,168)     67,977  $   (0.09)
                              =========   =========  =========  =========   =========  =========  =========   =========  =========

DILUTED EPS -
Net income (loss) available
   to partners before
   extraordinary item         $  22,679      67,815             $ 288,056      67,860             $  (6,168)     67,977
Effect of dilutive
   securities:
   Additional common shares
     obligation relating to:
     Unit options                    --         763                    --         598                    --         837
     Forward share purchase
       agreement                     --          --                    --          --                    --         132
                              ---------   ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------
Net income (loss) available
   to partners before
   extraordinary item         $  22,679      68,578  $    0.33  $ 288,056      68,458  $    4.21  $  (6,168)     68,946  $   (0.09)
Extraordinary item -
   extinguishment of debt       (12,174)                 (0.18)    (4,378)                 (0.06)        --                     --
                              ---------   ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------

Net income (loss) available
   to partners                $  10,505      68,578  $    0.15  $ 283,678      68,458  $    4.15  $  (6,168)     68,946  $   (0.09)
                              =========   =========  =========  =========   =========  =========  =========   =========  =========


         The effect of the conversion of the 6 3/4% Series A Convertible Cumulative Preferred Units is not included in the computation of Diluted EPS for the years ended December 31, 2001, 2000 and 1999, since the effect of their conversion is antidilutive.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                       2001              2000              1999
                                                                   ------------      ------------      ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid on debt ...........................................  $    174,584      $    202,478      $    188,475
Additional interest paid in conjunction with cash flow
   hedges .......................................................        11,036             1,042               344
                                                                   ------------      ------------      ------------
Total Interest Paid .............................................  $    185,620      $    203,520      $    188,819
                                                                   ============      ============      ============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Issuance of Operating Partnership units in conjunction
   with settlement of an obligation .............................  $         --      $      2,125      $      1,786
Acquisition of partnership interests ............................            --                --             3,774
Sale of marketable securities ...................................        (8,118)               --                --
Unrealized gain (loss) on available-for-sale securities .........           596            (7,584)           17,216
Forward Share Purchase Agreement Return .........................            --                --             4,317
Share Repurchase Agreement Return ...............................            --             2,906               583
Impairment and other charges related to real estate
   assets .......................................................        25,332             9,349           178,838
Adjustment of cash flow hedge to fair value .....................       (17,228)          (11,609)              280
Equity investment in a tenant in exchange
   for office space/other investment ventures ...................            --             4,485                --
Impairment related to a real estate investment in which the
   Operating Partnership has an interest ........................            --             8,525                --
Acquisition of ownership of certain assets previously owned by
   Broadband Office, Inc. .......................................         7,200                --                --
Impairment and other charges related to COPI ....................        92,782                --                --
Additional compensation expense related to employee notes
   receivable ...................................................           750                --                --


NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which provides that all business combinations in the scope of the statement are to be accounted for under the purchase method. This statement is effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Since the Operating Partnership currently accounts for its acquisitions under the purchase method, management does not believe that the adoption of this statement will have a material effect on its interim or annual financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement requires that goodwill and some other intangible assets will no longer be amortized, and provides specific guidance for testing goodwill for impairment. This statement is effective for fiscal years beginning after December 15, 2001. The Operating Partnership expects its impairment losses to range between $14,000 and $18,300 due to the initial application of this statement. These charges relate to unconsolidated companies in which the Operating Partnership had an interest as of December 31, 2001. These charges will be reported as resulting from a change in accounting principle.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Operating Partnership has determined that SFAS No. 143 will have no material effect on its interim and annual financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that adoption of this statement will have a material effect on its interim or annual financial statements; however, financial statement presentation will be modified to report the results of operations and financial position of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. As a result, the Operating Partnership will reclassify certain amounts in prior period financial statements to conform with the new presentation requirements.

3.   SEGMENT REPORTING:

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

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance for an operating partnership of an equity REIT, and for its investment segments. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of operating partnerships of REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

         Selected financial information related to each segment for the years ended December 31, 2001, 2000 and 1999 is presented below.


                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                                    2001              2000              1999
                                                            ------------      ------------      ------------
REVENUES:
    Office Segment(1)                                       $    610,116      $    606,040      $    614,493
    Resort/Hotel Segment                                          45,748            72,114            65,237
    Residential Development Segment                                   --                --                --
    Temperature-Controlled Logistics Segment                          --                --                --
    Corporate and Other(2)                                        69,462            61,543            66,549
                                                            ------------      ------------      ------------
TOTAL REVENUE                                               $    725,326      $    739,697      $    746,279
                                                            ============      ============      ============

FUNDS FROM OPERATIONS:
    Office Segment                                          $    358,348      $    361,574      $    367,830
    Resort/Hotel Segment                                          45,282            71,446            64,079
    Residential Development Segment                               54,051            78,600            74,597
    Temperature-Controlled Logistics Segment                      23,806            33,563            37,439
    Corporate and other adjustments:
      Interest expense                                          (182,410)         (203,197)         (192,033)
      6 3/4% Series A Preferred Unit distributions               (13,501)          (13,500)          (13,500)
      Other(3)                                                    37,844            43,776            33,639
      Corporate general & administrative                         (24,249)          (24,073)          (16,274)
      Impairment and other charges related to COPI               (92,782)               --                --
      Settlement of merger dispute                                    --                --           (15,000)
                                                            ------------      ------------      ------------
    TOTAL FUNDS FROM OPERATIONS                             $    206,389      $    348,189      $    340,777

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS
    TO NET INCOME:
    Depreciation and amortization of real estate assets         (122,033)         (119,999)         (128,403)
    Gain on rental property sales, net                             2,835           128,355           (16,361)
    Impairment and other charges related to
      real estate assets                                         (21,705)           (9,349)         (136,435)
    Extraordinary item - extinquishment of debt                  (12,174)           (4,378)               --
    Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies:
        Office Properties                                         (6,955)           (4,973)           (6,110)
        Residential Development Properties                       (13,037)          (25,130)          (31,725)
        Temperature-Controlled Logistics Properties              (22,671)          (26,131)          (22,400)
        Other                                                       (144)               --              (611)
    6 3/4% Series A Preferred Unit distributions                  13,501            13,500            13,500
                                                            ------------      ------------      ------------
NET INCOME                                                  $     24,006      $    300,084      $     12,232
                                                            ============      ============      ============

EQUITY IN NET INCOME OF UNCONSOLIDATED
    COMPANIES:
      Office Properties                                     $      6,124      $      3,164      $      5,265
      Resort/Hotel Properties                                         --                --                --
      Residential Development Properties                          41,014            53,470            42,871
      Temperature-Controlled Logistics Properties                  1,136             7,432            15,039
      Other(2)                                                     2,957            11,645             5,122
                                                            ------------      ------------      ------------
TOTAL EQUITY IN NET INCOME OF
    UNCONSOLIDATED COMPANIES                                $     51,231      $     75,711      $     68,297
                                                            ============      ============      ============

                                                               BALANCE AT DECEMBER 31,
                                                            ------------------------------
                                                                2001              2000
                                                            ------------      ------------
IDENTIFIABLE ASSETS:
    Office Segment                                          $  2,727,939      $  3,088,653
    Resort/Hotel Segment                                         442,724           468,286
    Residential Development Segment                              371,535           305,187
    Temperature-Controlled Logistics Segment                     308,427           308,035
    Other(2)                                                     572,201           657,838
                                                            ------------      ------------
TOTAL IDENTIFIABLE ASSETS                                   $  4,422,826      $  4,827,999
                                                            ============      ============


----------

(1) Excludes financial information for the four office properties included in "Equity of Net Income of Unconsolidated Companies."

(2) For purposes of this Note, the behavioral healthcare properties' financial information has been included in this line item.

(3) Includes interest and other income, behavioral healthcare property income, preferred return paid to GMAC Commercial Mortgage Corporation ("GMACCM"), other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

         At December 31, 2001, COPI was the Operating Partnership's largest lessee in terms of total revenues. COPI was the lessee of eight of the Resort/Hotel Properties for the year ended December 31, 2001. Total revenues recognized from COPI for the year ended December 31, 2001 were approximately 6% of the Operating Partnership's total revenues. On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties previously leased to COPI.

         See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Temperature-Controlled Logistics Properties" for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

4. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

         Investments in which the Operating Partnership does not have a controlling interest are accounted for under the equity method. The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies or equity investments:

                                                                                          OPERATING PARTNERSHIP'S OWNERSHIP
                     ENTITY                                  CLASSIFICATION                    AS OF DECEMBER 31, 2001
-------------------------------------------------- ------------------------------------   ----------------------------------
Desert Mountain Development Corporation(1)         Residential Development Corporation               95.0%(2)(3)
The Woodlands Land Company, Inc.(1)                Residential Development Corporation               95.0%(2)(4)
Crescent Resort Development, Inc.(1)               Residential Development Corporation               90.0%(2)(5)
Mira Vista Development Corp.                       Residential Development Corporation               94.0%(2)(6)
Houston Area Development Corp.                     Residential Development Corporation               94.0%(2)(7)
Temperature-Controlled Logistics Partnership        Temperature-Controlled Logistics                 40.0%(8)
The Woodlands Commercial
    Properties Company, L.P.                                     Office                              42.5%(9)(10)
Main Street Partners, L.P.                              Office (Bank One Center)                     50.0%(11)
Crescent 5 Houston Center, L.P.                         Office (5 Houston Center)                    25.0%(12)
Austin PT BK One Tower Office Limited Partnership        Office (Bank One Tower)                     20.0%(13)
Houston PT Four Westlake Office Limited Partnership    Office (Four Westlake Park)                   20.0%(13)
DBL Holdings, Inc.                                                Other                              97.4%(14)
CRL Investments, Inc.(1)                                          Other                              95.0%(15)
CR License, LLC(1)                                                Other                              28.5%(16)

----------
(1) On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's interest in these entities. The Operating Partnership will fully consolidate the operations of these entities, other than CR License, LLC, beginning on the date of the asset transfers.

(2) See the Residential Development Properties Table included in "Item 2. Properties" for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(3) The remaining 5.0% interest in Desert Mountain Development Corporation, which represents 100% of the voting stock, was owned by COPI as of December 31, 2001.

(4) The remaining 5.0% interest in The Woodlands Land Company, Inc., which represents 100% of the voting stock, was owned by COPI as of December 31, 2001.

(5) The remaining 10.0% interest in Crescent Resort Development, Inc., which represents 100% of the voting stock, was owned by COPI Colorado, L. P., of which 60.0% was owned by COPI as of December 31, 2001, with 20% owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director, Chief Executive Officer and President of the General Partner, and 20% owned by a third party.

(6) The remaining 6.0% interest in Mira Vista Development, Inc. ("MVDC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

(7) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by a third party.

(8) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

(9) The remaining 57.5% interest in The Woodlands Commercial Properties Company, L. P. ("Woodlands CPC") is owned by Morgan Stanley Real Estate Fund II, L. P. ("Morgan Stanley").

(10) Distributions are made to partners based on specified payout percentages. During the year ended December 31, 2001, the payout percentage to the Operating Partnership was 49.5%.

(11) The remaining 50.0% interest in Main Street Partners, L.P. is owned by TrizecHahn Corporation.

(12) See "5 Houston Center" below.

(13) See "Four Westlake Park and Bank One Tower" below.

(14) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director, Chief Executive Officer and President of the General Partner, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443. At December 31, 2001, Mr. Goff's interest in DBL was approximately $554.

(15) The remaining 5.0% interest in CRL Investments, Inc., which represents 100% of the voting stock, was owned by COPI as of December 31, 2001.

(16) Of the remaining 71.5% interest in CR License, LLC, 70.0% is owned by a group of individuals unrelated to the Operating Partnership, and 1.5% was owned by COPI, as of December 31, 2001.

JOINT VENTURE ARRANGEMENTS

5 Houston Center

         On June 4, 2001, the Operating Partnership entered into a joint venture arrangement with a pension fund advised by JP Morgan Investment Management, Inc. ("JPM") to construct the 5 Houston Center Office Property within the Operating Partnership's Houston Center mixed-use Office Property complex in Houston, Texas. The Class A Office Property will consist of 577,000 net rentable square feet. The joint venture is structured such that the fund holds a 75% equity interest, and the Operating Partnership holds a 25% equity interest in the Property, which is accounted for under the equity method. The Operating Partnership contributed approximately $8,500 of land and $12,300 of development costs to the joint venture entity and received a distribution of $14,800 of net proceeds. No gain or loss was recognized by the Operating Partnership on this transaction. In addition, the Operating Partnership is developing, and will manage and lease the Property on a fee basis. During the year ended December 31, 2001, the Operating Partnership recognized $2,300 for these services.

         During the second quarter of 2001, the joint venture entity obtained an $82,500 construction loan guaranteed by the Operating Partnership, due May 2004, that bears interest at Prime (as defined in the loan agreement) plus 100 basis points or LIBOR plus 225 basis points, at the discretion of the borrower. The interest rate on the loan at December 31, 2001 was 4.12%. The balance outstanding on this construction loan at December 31, 2001 was $10,429.

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Operating Partnership entered into joint venture arrangements with an affiliate of General Electric Pension Fund ("GE") for two Office Properties, Four Westlake Park in Houston, Texas, and Bank One Tower in Austin, Texas. The joint ventures are structured such that GE holds an 80% equity interest in each of Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Class A Office Property located in downtown Austin. The Operating Partnership continues to hold the remaining 20% equity interests in each Property, which are accounted for under the equity method. The joint ventures generated approximately $120,000 in net proceeds to the Operating Partnership, including distributions to the Operating Partnership resulting from mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The joint ventures were accounted for as partial sales of these Office Properties, resulting in a gain of approximately $7,577, net of a deferred gain of approximately $1,894. In addition, the Operating Partnership manages and leases the Office Properties on a fee basis. During the year ended December 31, 2001, the Operating Partnership recognized $227 for these services.

METROPOLITAN

         On May 24, 2001, the Operating Partnership converted its $85,000 preferred member interest in Metropolitan Partners, LLC ("Metropolitan") and $1,900 of deferred acquisition costs, into approximately $75,000 of common stock of Reckson Associates Realty Corp. ("Reckson"), resulting in an impairment charge of approximately $11,900. The Operating Partnership subsequently sold the Reckson common stock on August 17, 2001 for approximately $78,600, resulting in a gain of approximately $3,600. The proceeds were used to pay down the Fleet Facility.

DISPOSITIONS

         On September 27, 2001, the Woodlands CPC, owned by the Operating Partnership and an affiliate of Morgan Stanley, sold one office/venture tech property located within The Woodlands,

Texas. The sale generated net proceeds, after the repayment of debt, of approximately $2,700, of which the Operating Partnership's portion was approximately $1,300. The sale generated a net gain of approximately $3,500, of which the Operating Partnership's portion was approximately $1,700. The net proceeds received by the Operating Partnership were used primarily to pay down variable-rate debt.

         On November 9, 2001, The Woodlands Land Development Company, L.P., owned by the The Woodlands Land Company, Inc. and an affiliate of Morgan Stanley, sold two office properties and one retail property located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $41,800, of which the Operating Partnership's portion was approximately $19,700. The sale generated a net gain of approximately $8,000, of which the Operating Partnership's portion was approximately $3,800. The net proceeds received by the Operating Partnership were used primarily to pay down variable-rate debt.

         During the year ended December 31, 2000, the Woodlands CPC also sold four office/venture tech properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $51,800, of which the Operating Partnership's portion was approximately $22,000. The sale generated a net gain of approximately $11,800, of which the Operating Partnership's portion was approximately $5,000. The proceeds received by the Operating Partnership were used primarily for working capital purposes.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         Effective March 12, 1999, the Operating Partnership, Vornado Realty Trust, COPI, the Temperature-Controlled Logistics Partnership and the Temperature-Controlled Logistics Corporation (including all affiliated entities that owned any portion of the business operations of the Temperature-Controlled Logistics Properties at that time) sold all of the non-real estate assets, encompassing the business operations, for approximately $48.7 million to a newly formed partnership ("AmeriCold Logistics") owned 60% by Vornado Operating L.P. and 40% by a newly formed subsidiary of COPI. The Operating Partnership has no interest in AmeriCold Logistics.

         As of December 31, 2001, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties, with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended on January 23, 2002. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146,000, the adjustment of the rental obligation for 2002 to $150,000 (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5,000 to $9,500 (effective January 1, 2000) and the extension of the date on which deferred rent was required to be paid to December 31, 2003.

         AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent declined 11% for the year ended December 31, 2001, compared to 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and a reduction in the frequency of customer inventory turnover. As a result, AmeriCold Logistics elected to defer $25,500 of rent for the year ended December 31, 2001, of which the Operating Partnership's share was $10,200. AmeriCold Logistics also deferred $19,000 and $5,400 of rent for the years ended December 31, 2000 and 1999, respectively, of which the Operating Partnership's share was $7,500 and $2,100, respectively. In December 2001, the Temperature-Controlled Logistics Corporation waived its rights to collect $39,800 of the total $49,900 of deferred rent, of which the Operating Partnership's share was $15,900. The Temperature-Controlled Logistics Corporation and the Operating Partnership had recorded adequate valuation allowances related to their portions of the waived deferred rental revenue during the years ended December 31, 2000 and 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Operating Partnership related to the Temperature-Controlled Logistics Corporation's decision to waive collection of deferred rent.

OTHER

         During the year ended December 31, 2001, the Operating Partnership recognized an impairment loss of $5,000, which is included in Impairment and Other Charges Related to Real Estate Assets, on a real estate investment fund that holds marketable securities, in which the Operating Partnership has an interest.

         During the year ended December 31, 2000, the Operating Partnership recognized an impairment loss of $8,525, which is included in Gain on Property Sales, net, on a real estate investment fund that holds marketable securities, in which the Operating Partnership has an interest.

         The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Temperature-Controlled Logistics," "Office" and "Other," as applicable, as of December 31, 2001, 2000 and 1999.

BALANCE SHEETS:

                                                                                BALANCE AT DECEMBER 31, 2001
                                                             ---------------------------------------------------------------
                                                             RESIDENTIAL      TEMPERATURE-
                                                             DEVELOPMENT      CONTROLLED
                                                             CORPORATIONS      LOGISTICS         OFFICE            OTHER
                                                             ------------     ------------     ------------     ------------

Real estate, net                                             $    933,411     $  1,272,784     $    553,147
Cash                                                               28,231           23,412           28,224
Other assets                                                      158,385           82,967           31,654
                                                             ------------     ------------     ------------
     Total assets                                            $  1,120,027     $  1,379,163     $    613,025
                                                             ============     ============     ============

Notes payable                                                $    225,263     $    558,949     $    324,718
Notes payable to the Operating Partnership                        240,827            4,833               --
Other liabilities                                                 475,709           46,395           29,394
Equity                                                            178,228          768,986          258,913
                                                             ------------     ------------     ------------
      Total liabilities and equity                           $  1,120,027     $  1,379,163     $    613,025
                                                             ============     ============     ============

Operating Partnership's share of unconsolidated debt(1)      $     90,949     $    223,580     $    126,580
                                                             ============     ============     ============

Operating Partnership's investments in real estate
  mortgages and equity of uncon-
  solidated companies                                        $    371,535     $    308,427     $    121,423     $     36,932
                                                             ============     ============     ============     ============


SUMMARY STATEMENTS OF OPERATIONS:

                                                                FOR THE YEAR ENDED DECEMBER 31, 2001
                                                 ------------------------------------------------------------------
                                                 RESIDENTIAL       TEMPERATURE-
                                                 DEVELOPMENT       CONTROLLED
                                                 CORPORATIONS       LOGISTICS           OFFICE(2)         OTHER
                                                 ------------     ------------        ------------     ------------

Total revenues                                   $    476,803     $    120,531        $     88,835
Expenses:
   Operating expense                                  362,984           13,349(3)           37,128
   Interest expense                                     7,981           44,988              19,184
   Depreciation and amortization                       14,510           58,855              19,387
   Taxes                                               11,095               --                  --
                                                 ------------     ------------        ------------
Total expenses                                        396,570          117,192              75,699
                                                 ------------     ------------        ------------

Net income                                       $     80,233     $      3,339(3)     $     13,136
                                                 ============     ============        ============

Operating Partnership's equity in net income
  of unconsolidated companies                    $     41,014     $      1,136        $      6,124     $      2,957
                                                 ============     ============        ============     ============

----------
(1) The Operating Partnership has guarantees or letters of credit related to approximately $89,300, or 17% of its maximum borrowings available under its unconsolidated debt. At December 31, 2001, the Operating Partnership had guarantees or letters of credit related to approximately $17,000, or 4% of its total outstanding unconsolidated debt.

(2) This column includes information for Four Westlake Park and Bank One Tower. These Office Properties were contributed by the Operating Partnership to joint ventures on July 30, 2001. Therefore, net income for 2001 includes only the months of August through December for these Properties.

(3) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

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
                                                         ============     ============     ============     ============


SUMMARY STATEMENTS OF OPERATIONS:


                                                                  FOR THE YEAR ENDED DECEMBER 31, 2000
                                                 -------------------------------------------------------------------
                                                 RESIDENTIAL      TEMPERATURE-
                                                 DEVELOPMENT       CONTROLLED
                                                 CORPORATIONS       LOGISTICS             OFFICE           OTHER
                                                 ------------     ------------         ------------     ------------

Total revenues                                   $    544,792     $    154,341         $     89,841
Expenses:
   Operating expense                                  402,577           21,982(1)            34,261
   Interest expense                                     7,223           46,637               25,359
   Depreciation and amortization                       16,311           57,848               20,673
   Taxes                                               33,214            7,311                   --
   Other (income) expense                                  --           (2,886)                  --
                                                 ------------     ------------         ------------
Total expenses                                   $    459,325     $    130,892         $     80,293
                                                 ------------     ------------         ------------

Net income                                       $     85,467     $     23,449(1)      $      9,548
                                                 ============     ============         ============


Operating Partnership's equity in net income
  of unconsolidated companies                    $     53,470     $      7,432         $      3,164     $     11,645
                                                 ============     ============         ============     ============



----------
(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

SUMMARY STATEMENTS OF OPERATIONS:

                                                                 FOR THE YEAR ENDED DECEMBER 31, 1999
                                                 -------------------------------------------------------------------
                                                 RESIDENTIAL      TEMPERATURE-
                                                 DEVELOPMENT      CONTROLLED
                                                 CORPORATIONS      LOGISTICS             OFFICE            OTHER
                                                 ------------     ------------         ------------     ------------

Total revenues                                   $    502,583     $    264,266         $     78,534
Expenses:
   Operating expense                                  394,858          127,516(1)            27,008
   Interest expense                                     4,920           47,273               19,321
   Depreciation and amortization                       14,295           54,574               19,273
   Taxes                                               22,549           (6,084)                  --
                                                 ------------     ------------         ------------
Total expenses                                   $    436,622     $    223,279         $     65,602
                                                 ------------     ------------         ------------

Net income                                       $     65,961     $     40,987(1)      $     12,932
                                                 ============     ============         ============


Operating Partnership's equity in net income
  of unconsolidated companies                    $     42,871     $     15,039         $      5,265     $      5,122
                                                 ============     ============         ============     ============

----------
(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

5. OTHER ASSETS, NET:

                                        BALANCE AT DECEMBER 31,
                                    ------------------------------
                                        2001              2000
                                    ------------      ------------

Leasing costs                       $    142,440      $    123,036
Deferred financing costs                  46,305            48,645
Prepaid expenses                           9,444             3,690
Marketable securities                     10,832            50,321
Other                                     33,910            23,905
                                    ------------      ------------
                                    $    242,931      $    249,597
Less - Accumulated amortization          (97,281)          (77,644)
                                    ------------      ------------
                                    $    145,650      $    171,953
                                    ============      ============

6. NOTES PAYABLE AND BORROWINGS UNDER FLEET FACILITY:

The following is a summary of the Operating Partnership's debt financing at December 31, 2001 and 2000:

                                                                                          BALANCE AT DECEMBER 31,
                                                                                        ---------------------------
SECURED DEBT                                                                                2001           2000
                                                                                        ------------   ------------

UBS Term Loan II,(1) secured by the Funding VIII Properties and the Washington
Harbour Office Properties ...........................................................   $         --   $    326,677

Fleet Fund I and II Term Loan(2)(5) due May 2005, bears interest at LIBOR plus
325 basis points (at December 31, 2001, the interest rate was 5.39%), with a four-year interest-only term, secured by equity interests in Funding I and II
with a combined book value of $275,000 at December 31, 2001 .........................        275,000        200,000

AEGON Note(3) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the
Funding III, IV and V Properties with a combined book value of $263,456 at
December 31, 2001 ...................................................................        269,930        274,320

LaSalle Note I(4) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027, secured by the Funding I Properties with a combined book value of $262,672 at
December 31, 2001 ...................................................................        239,000        239,000

Deutsche Bank-CMBS Loan due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points (at December 31, 2001, the interest rate was 5.84%), with a three-year interest-only term and two one-year extension options, secured by the Funding X Properties and Spectrum Center with a combined book
value of $304,699 ...................................................................        220,000             --

JP Morgan Mortgage Note(6) due October 2016, bears interest at a fixed rate of
8.31% with a two-year interest-only term (through October 2001), followed by principal amortization based on a 15-year amortization schedule through maturity in October 2016, secured by the Houston Center mixed-use Office
Property complex with a combined book value of $268,978 at December 31, 2001 ........        199,386        200,000

LaSalle Note II(7) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028, secured by the Funding II Properties with a combined book value of $308,145 at
December 31, 2001 ...................................................................        161,000        161,000

UBS Term Loan I,(1) secured by the Funding VIII Properties and the Washington
Harbour Office Properties ...........................................................             --        146,775

iStar Financial Note due September 2001, bears interest at 30-day LIBOR plus
1.75% (at December 31, 2000, the rate was 8.57%) with an interest-only term, secured by the Fountain Place Office Property with a book value of $112,332 at
December 31, 2000 ...................................................................             --         97,123

UBS Line of Credit,(1) secured by the Funding VIII Properties and the Washington
Harbour Properties ..................................................................             --         80,000

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center
Resort/Hotel Property with a combined book value of $103,773 at December 31, 2001 ...         63,500         63,500

                                                                                                BALANCE AT DECEMBER 31,
                                                                                             ---------------------------
SECURED DEBT - CONTINUED                                                                         2001           2000
                                                                                             ------------   ------------
    Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran Center Office Properties with a combined
    book value of $68,653 at December 31, 2001 ...........................................   $     38,696   $     39,219

    Northwestern Life Note due January 2004, bears interest at 7.66% with an interest-only term, secured by the 301 Congress Avenue Office Property with
    a book value of $36,234 at December 31, 2001 .........................................         26,000         26,000

    Metropolitan Life Note I due September 2001, bears interest at 8 88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The Woodlands Office Properties with a combined
    book value of $12,464 at December 31, 2000 ...........................................             --          9,263

    Nomura Funding VI Note(8) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in July 2020, secured by the Funding VI Property with a book value
    of $35,043 at December 31, 2001 ......................................................          8,187          8,330

    Woodmen of the World Note(9) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year amortization schedule, secured by
    the Avallon IV Office Property with a book value of $12,858 ..........................          8,500             --

    Mitchell Mortgage Note due August 2002, bears interest at 7.00% with an interest-only term, secured by three of The Woodlands Office Properties
    with a combined book value of $9,167 .................................................          6,244             --

    Rigney Promissory Note due November 2012, bears interest at 8 50% with quarterly principal and interest payments based on a 15-year amortization schedule, secured by a parcel of land with a book value of $17,123 at
    December 31, 2001 ....................................................................            651            688

UNSECURED DEBT
    Fleet Facility(2) due May 2004, bears interest at LIBOR plus 187 5 basis points (at December 31, 2001, the interest rate was 3.92%), with a
    three-year interest-only term and a one year extension option ........................        283,000             --

    2007 Notes(10) bear interest at a fixed rate of 7.50% with a ten-year
    interest-only term, due September 2007 ...............................................        250,000        250,000

    2002 Notes(10) bear interest at a fixed rate of 7.00% with a five-year
    interest-only term, due September 2002 ...............................................        150,000        150,000

    SHORT-TERM BORROWINGS

    Short-term borrowings(11); variable interest rates ranging from the Fed
    Funds rate plus 150 points to LIBOR plus 375 basis points, with maturities
    up to August 2002 ....................................................................         15,000             --
                                                                                             ------------   ------------

         Total Notes Payable .............................................................   $  2,214,094   $  2,271,895
                                                                                             ============   ============



----------
(1) The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000. As amended, the UBS Facility consisted of three tranches: the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II. In May 2001, the Operating Partnership repaid and retired the UBS Facility with proceeds from a $970,000 debt refinancing. The interest rate on the UBS Line of Credit and the UBS Term Loan I was equal to LIBOR plus 250 basis points. The interest rate on the UBS Term Loan II was equal to LIBOR plus 275 basis points. As of December 31, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 9.20%, and the interest rate on the UBS Term Loan II was 9.46%. The weighted average interest rate on the UBS Line of Credit for the year ended December 31, 2000 was 8.91%. As of December 31, 2000, the UBS Facility was secured by 25 Office Properties and four Resort/Hotel Properties with a combined book value of $1,042,207.

(2) For a description of the Fleet Fund I and II Term Loan and the Fleet Facility, see "Debt Refinancing and Fleet Facility" section below.

(3) The outstanding principal balance of this note at maturity will be approximately $224,100.

(4) In August 2007, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,500.

(5) The Fleet Fund I and II Term Loan, entered into in May 2001, modified and replaced the previously outstanding Fleet Term Note II. Prior to the modification and replacement, the Fleet Term Note II was due August 31, 2003, bore interest at the 30-Day LIBOR rate plus 234 basis points (at December 31, 2000, the interest rate was 10.63%) with a four-year interest-only term, and was secured by equity interests in Funding I and II with a combined value of $200,000 at December 31, 2000.

(6) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October
     2006) by making a final payment of approximately $177,800.

(7) In March 2006, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full, and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,100.

(8) In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date.

(9) The outstanding principal balance of this loan at maturity will be approximately $8,200.

(10) The notes were issued in an offering registered with the SEC.

(11) Short-term borrowings include the unsecured JP Morgan Loan Sales Facility, a $50,000 credit facility, and the $50,000 unsecured Fleet Bridge Loan. The lender under the JP Morgan Loan is not required to fund draws under the loan unless certain conditions not within the control of the Operating Partnership are met. As a result, the Operating Partnership maintains sufficient availability under the Fleet Facility to repay the JP Morgan Loan Sales Facility at any time. At December 31, 2001, $10,000 was outstanding on the JP Morgan Loan Sales Facility and $5,000 was outstanding on the Fleet Bridge Loan.

         Below are the aggregate principal payments required as of December 31, 2001 under indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.


               SECURED          UNSECURED           TOTAL
             ------------      ------------      ------------

2002         $     80,157      $    165,000      $    245,157
2003               15,060                --            15,060
2004              262,857(1)        283,000(1)        545,857
2005              329,339                --           329,339
2006              347,207                --           347,207
Thereafter        481,474           250,000           731,474
             ------------      ------------      ------------
             $  1,516,094      $    698,000      $  2,214,094
             ============      ============      ============




----------
(1) These amounts do not represent the effect of a one-year extension option on the Fleet Facility and two one-year extension options on the Deutsche Bank
     - CMBS Loan.

         The Operating Partnership has approximately $245,157 of secured and unsecured debt due during 2002, consisting primarily of the Cigna Note, the Mitchell Mortgage Note, and the 2002 Notes, which are expected to be funded through replacement debt financing.

         Any uncured or unwaived events of default on the Operating Partnership loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5,000 generally will result in a default under the Fleet Facility and the Fleet I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of December 31, 2001, the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the year ended December 31, 2001, there were no circumstances that would require pre-payment penalties or increased collateral related to the Operating Partnership's existing debt.

         In addition to the subsidiaries listed in "Note 1. Organization and Basis of Presentation," certain other subsidiaries of the Operating Partnership were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. The following lists these entities, all of which are consolidated and are grouped based on the Properties to which they relate:
Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding IX Properties (CRE Management IX, LLC); Funding C Properties (CREF X Holdings Management, LLC, CREF X Holdings, L. P., CRE Management X, LLC); Spectrum Center Partners, L.P., Spectrum Mortgage Associates, L. P., CSC Holdings Management, LLC, Crescent SC Holdings, L. P., CSC Management, LLC); and 5 Houston Center (Development Property) (C5HC Management, LLC, Crescent 5 Houston Center, L. P.).

DEBT REFINANCING AND FLEET FACILITY

         In May 2001, the Operating Partnership (i) repaid and retired the UBS Facility which consisted of the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II; (ii) repaid and retired the iStar Financial Note; and (iii) modified and replaced the Fleet Term Note II with proceeds from a $970,000 debt refinancing. In May 2001, the Operating Partnership wrote off $12,200 of deferred financing costs related to the early extinguishment of the UBS Facility which is included in Extraordinary Item - Extinguishment of Debt.


New Debt Resulting from Refinancing


                                        MAXIMUM              INTEREST                  MATURITY
           DESCRIPTION                 BORROWING               RATE                      DATE
-----------------------------------   -------------    ----------------------          --------

Fleet Facility                         $ 400,000(1)    LIBOR + 187.5 basis points        2004(2)
Fleet Fund I and II Term Loan          $ 275,000       LIBOR + 325 basis points          2005
Deutsche Bank - CMBS Loan              $ 220,000       LIBOR + 234 basis points          2004(3)
Deutsche Bank Short-Term Loan          $  75,000       LIBOR + 300 basis points          2001(4)







----------
(1) The $400,000 Fleet Facility is an unsecured revolving line of credit. The weighted average interest rate from the origination of the note in May 2001 through December 31, 2001 is 5.38%.

(2)  One-year extension option.

(3)  Two one-year extension options.

(4)  Repaid September 19, 2001.

Debt Repaid or Modified and Replaced by Refinancing


                                         MAXIMUM               INTEREST             MATURITY           BALANCE
           DESCRIPTION                  BORROWING                RATE                 DATE        REPAID/MODIFIED(1)
-----------------------------------   --------------    ------------------------    ---------    --------------------

UBS Line of Credit                        $ 300,000      LIBOR + 250 basis points        2003           $ 165,000
UBS Term Loan I                           $ 146,775      LIBOR + 250 basis points        2003           $ 146,775
UBS Term Loan II                          $ 326,677      LIBOR + 275 basis points        2004           $ 326,677
Fleet Term Note II                        $ 200,000      LIBOR + 400 basis points        2003           $ 200,000
iStar Financial Note                      $  97,123      LIBOR + 175 basis points        2001           $  97,123






----------
(1) All the amounts listed, other than the Fleet Term Note II, were repaid. In May 2001, the Fleet Term Note II was modified and replaced by the Fleet Fund I and II Term Loan.

7. INTEREST RATE CAPS:

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

8. CASH FLOW HEDGES:


         The Operating Partnership uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of December 31, 2001, the Operating Partnership had entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements as of December 31, 2001, and interest expense for the year ended December 31, 2001:


                                                                                               INTEREST EXPENSE
                                                                                                  FOR THE YEAR
    ISSUE             NOTIONAL          MATURITY         REFERENCE             FAIR            ENDED DECEMBER 31,
    DATE               AMOUNT             DATE             RATE            MARKET VALUE               2001
-------------        ----------        ----------        ----------        ------------        ------------------

     9/1/1999        $  200,000          9/2/2003             6.183%        $  (10,800)        $          3,500
     2/4/2000        $  200,000          2/3/2003              7.11%        $  (10,800)        $          6,000
    4/18/2000        $  100,000         4/18/2004              6.76%        $   (7,200)        $          2,700




         The Operating Partnership has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Operating Partnership uses the cumulative dollar offset approach as described in Derivatives Implementation Group ("DIG") Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and 138. The Operating Partnership uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Operating Partnership will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in accordance with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $16,400 to $18,400 related to the effective portions of the cash flow hedge agreements will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings.

9. RENTALS UNDER OPERATING LEASES:

         During 2001, the Operating Partnership received rental income from the lessees of Office Property and Resort/Hotel Property space under operating leases. On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which subsidiaries of the Operating Partnership acquired, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties previously leased to COPI. Therefore, no future rental income from the operating lessee will be recognized for these Resort/Hotel Properties. The Operating Partnership recognized percentage rental income from the Resort/Hotel Properties of approximately $14,665, $24,622 and $19,648 for the years ended December 31, 2001, 2000 and 1999, respectively.

         For noncancelable operating leases for consolidated Office Properties owned as of December 31, 2001, future minimum rentals (base rents) during the next five years and thereafter (excluding tenant reimbursements of operating expenses for Office Properties) are as follows:


                     OFFICE
                   PROPERTIES
                ----------------
2002            $        410,459
2003                     350,022
2004                     268,891
2005                     213,334
2006                     165,175
Thereafter               482,383
                ----------------
                $      1,890,264
                ================




         Generally, the Office Property leases also require that each customer reimburse the Operating Partnership for increases in operating expenses above operating expenses during the base year of the customer's lease. These amounts totaled $98,816, $91,735 and $92,865, for the years ended December 31, 2001, 2000 and 1999, respectively. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences adjusted at year end based upon actual expenses.

         See "Note 2. Summary of Significant Accounting Policies," for further discussion of revenue recognition, and "Note 3. Segment Reporting," for further discussion of significant tenants.

10. COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

         The Operating Partnership has 12 Properties located on land that is subject to long-term ground leases, which expire between 2015 and 2080. The Operating Partnership also leases parking spaces in a parking garage adjacent to one of its Properties pursuant to a lease expiring in 2021. Lease expense associated with these leases during each of the three years ended December 31, 2001, 2000, and 1999 was $2,766, $2,869 and $2,642, respectively. Future minimum lease payments due under such leases as of December 31, 2001, are as follows:


                        LEASES
                     COMMITMENTS
                 -------------------
2002             $             2,121
2003                           2,129
2004                           2,136
2005                           2,143
2006                           2,155
Thereafter                   107,219
                 -------------------
                 $           117,903
                 ===================




COPI COMMITMENTS

         See "Note 20. Subsequent Events," for a description of the Operating Partnership's commitments related to the agreement with COPI, executed on February 14, 2002.

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

11. STOCK AND UNIT BASED COMPENSATION:

STOCK OPTION PLANS

         The Company has two stock incentive plans, the 1995 Stock Incentive Plan (the "1995 Plan") and the 1994 Stock Incentive Plan (the "1994 Plan"). Due to the approval of the 1995 Plan, additional options and restricted shares will no longer be granted under the 1994 Plan. Under the 1994 Plan, the Company had granted, net of forfeitures, 2,509,800 options and no restricted shares. The maximum number of options and/or restricted shares that the Company was able to initially grant at inception under the 1995 Plan was 2,850,000 shares. The maximum aggregate number of shares available for grant under the 1995 Plan increases automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of common shares and units outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of January 1, 2001, the number of shares the Company may grant under the 1995 Plan is 9,677,794. Under the 1995 Plan, the Company had granted, net of forfeitures, options and restricted shares of 8,546,700 and 23,715 respectively, through December 31, 2001. Under both Plans, options are granted at a price not less than the market value of the shares on the date of grant and expire ten years from the date of grant. The options that have been granted under the 1995 Plan vest over five years, with the exception of 500,000 options that vest over two years, 250,000 options that vest over three and a half years and 60,000 options that vest six months from the initial date of grant. The options that have been granted under the 1994 Plan vest over periods ranging from one to five years.

                               STOCK OPTIONS PLANS

         A summary of the status of the Company's 1994 and 1995 Plans as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented in the table below:


                                                       2001                        2000                         1999
                                            -------------------------    -------------------------    -------------------------
                                            OPTIONS TO      WTD. AVG.    OPTIONS TO     WTD. AVG.     OPTIONS TO     WTD. AVG.
                                             ACQUIRE        EXERCISE      ACQUIRE       EXERCISE       ACQUIRE       EXERCISE
                                              SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
                                            ----------     ----------    ----------     ----------    ----------     ----------
Outstanding as of January 1,                     7,966     $       21         6,661     $       21         6,967     $       21
Granted                                            559             22         1,665             20         3,489             16
Exercised                                         (747)            17          (209)            15        (2,900)            13
Forfeited                                         (803)            20          (151)            20          (895)            30
Expired                                             --             --            --             --            --             --
                                            ----------     ----------    ----------     ----------    ----------     ----------
Outstanding/Wtd. Avg. as of December 31,         6,975     $       21         7,966     $       21         6,661     $       21
                                            ----------     ----------    ----------     ----------    ----------     ----------
Exercisable/Wtd. Avg. as of December 31,         3,127     $       24         2,630     $       23         1,721     $       24



         The following table summarizes information about the options outstanding and exercisable at December 31, 2001:

                                        OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                            -----------------------------------------------      -------------------------
                                              WTD. AVG.
                                                YEARS
 RANGE OF                      NUMBER         REMAINING           WTD. AVG.         NUMBER      WTD. AVG.
 EXERCISE                   OUTSTANDING        BEFORE             EXERCISE       EXERCISABLE    EXERCISE
  PRICES                    AT 12/31/01      EXPIRATION            PRICE         AT 12/31/01      PRICE
---------                   -----------      ----------         -----------      -----------   -----------
$11 to 19                         3,258      7.4 years          $        16            1,252   $        16
$19 to 27                         2,221      8.3                         22              599            22
$27 to 39                         1,496      6.1                         32            1,276            32
                            -----------      ----------         -----------      -----------   -----------
$11 to 39                         6,975      7.4 years          $        21            3,127   $        24
                            ===========      ==========         ===========      ===========   ===========

UNIT PLANS

         The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan (the "1995 Unit Plan") and the 1996 Unit Incentive Plan (the "1996 Unit Plan"). The 1995 Unit Plan is designed to reward persons who are not trust managers, officers or 10% shareholders of the Company. An aggregate of 100,000 common shares are reserved for issuance upon the exchange of 50,000 units available for issuance to employees and advisors under the 1995 Unit Plan. As of December 31, 2001, an aggregate of 7,012 units had been distributed under the 1995 Unit Plan. The 1995 Unit Plan does not provide for the grant of options. There was no activity in the 1995 Unit Plan in 2001, 2000 or 1999. The 1996 Unit Plan provides for the grant of options to acquire up to 2,000,000 units. Through December 31, 2001, the Operating Partnership had granted, net of forfeitures, options to acquire 1,778,571 units. Forfeited options are available for grant. The unit options granted under the 1996 Unit Plan were priced at fair market value on the date of grant, generally vest over seven years, and expire ten years from the date of grant. Pursuant to the terms of the unit options granted under the 1996 Unit Plan, because the fair market value of the Company's common shares equaled or exceeded $25 for each of ten consecutive trading days, the vesting of an aggregate of 500,000 units was accelerated and such units became immediately exercisable in 1996. In addition, 100,000 unit options vest 50% after three years and 50% after five years. Under the 1996 Unit Plan, each unit that may be purchased is exchangeable, as a result of shareholder approval in June 1997, for two common shares or, at the option of the Company, an equivalent amount of cash.

         A summary of the status of the Operating Partnership's 1996 Unit Plan as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares):

                         1996 UNIT INCENTIVE OPTION PLAN


                                                  2001                         2000                              1999
                                    ------------------------------  --------------------------       ---------------------------
                                       SHARES         WTD. AVG.         SHARES       WTD. AVG.          SHARES          WTD. AVG.
                                     UNDERLYING       EXERCISE        UNDERLYING     EXERCISE         UNDERLYING        EXERCISE
                                    UNIT OPTIONS   PRICE PER SHARE  UNIT OPTIONS  PRICE PER SHARE    UNIT OPTIONS   PRICE PER SHARE
                                    ------------   ---------------  ------------  ----------------   ------------   ------------
Outstanding as of January 1,               2,414   $         17            2,414  $         17              4,000   $         18
Granted                                       --             --               --            --                200             16
Exercised                                    (20)            18               --            --             (1,143)            18
Forfeited                                     --             --               --            --               (643)            18
Expired                                       --             --               --            --                 --             --
                                    ------------   ------------     ------------  ------------       ------------   ------------
Outstanding/Wtd. Avg. as
  of December 31,                          2,394   $         17            2,414  $         17              2,414   $         17
                                    ------------   ------------     ------------  ------------       ------------   ------------
Exercisable/Wtd. Avg. as
  of December 31,                          1,766   $         18            1,571  $         18              1,143   $         18


         Effective March 5, 2001, the Operating Partnership granted options to acquire 150,000 units (each Unit is exchangeable for two common shares) to Dennis H. Alberts, in connection with his employment as the Chief Operating Officer of the General Partner and the Company. The 300,000 common share equivalents were priced at $21.84 per share which equals the fair market value of the Company's common shares at the date of grant.

STOCK OPTION AND UNIT PLANS

       The Company and the Operating Partnership apply APB No. 25 in accounting for options granted pursuant to the 1995 Plan, the 1994 Plan and the 1996 Unit Plan (collectively, the "Plans"). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans, consistent with SFAS No. 123, the Operating Partnership's net income and earnings per unit would have been reduced to the following pro forma amounts:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------------------
                                             2001                       2000                         1999
                                  --------------------------  --------------------------  ---------------------------
                                  As reported     Pro forma   As reported     Pro forma    As reported    Pro forma
                                  ------------  ------------  ------------  ------------  ------------   ------------
Basic EPS:
  Net Income (Loss) available to
    partners                      $     10,505  $      5,364  $    283,678  $    278,074  $     (6,168)  $    (11,725)
Diluted EPS:
  Net Income (Loss) available to
    partners                            10,505         5,364       283,678       278,074        (6,168)       (11,725)
Basic Earnings (Loss) per Unit            0.15          0.08          4.18          4.10         (0.09)         (0.17)
Diluted Earnings (Loss) per Unit          0.15          0.08          4.15          4.06         (0.09)         (0.17)



         At December 31, 2001, 2000 and 1999, the weighted average fair value of options granted (assumes each unit option was two common share options) was $2.73, $2.46 and $2.80, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model using the following expected weighted average assumptions in the calculation.

                                              2001            2000            1999
                                          ------------    ------------    ------------
Life of options                              10 years        10 years        10 years
Risk-free interest rates                         4.4%            8.0%            8.0%
Dividend yields                                  8.3%           10.0%           12.0%
Stock price volatility                          25.7%           26.0%           27.0%


12. SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY AND INTRACOMPANY LOAN:

SALE OF CLASS A UNITS IN FUNDING IX

         During the year ended December 31, 2000, the Operating Partnership formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. As of December 31, 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of December 31, 2001, GMAC Commercial Mortgage Corporation ("GMACCM") held $218,400 of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units receive a preferred variable-rate dividend currently calculated at LIBOR plus 450 basis points, or approximately 6.6% per annum as of December 31, 2001, and increasing to LIBOR plus 550 basis points beginning March 15, 2002. The Class A Units are redeemable at the option of the Operating Partnership at the original purchase price.

IMPACT ON FINANCIAL STATEMENTS OF INTRACOMPANY LOAN

         As of December 31, 2001, Funding IX had loaned a total of approximately $281,107 from the net proceeds from the sale of the Class A Units and a portion of the net proceeds of the sale of one of the Properties held by Funding IX to Crescent SH IX, Inc. ("SH IX"), for the purchase of common shares of the Company. The note, which is included in Notes Receivable, Net, bears interest based on the dividends paid on the common shares held by SH IX, a wholly-owned subsidiary of the Company, and matures on March 15, 2003. SH IX is required to repay the loan, plus any accrued and unpaid interest, at that time. SH IX will receive the funds to repay the loan from the Company, pursuant to an agreement that requires the Company to repurchase, on or before March 15, 2003, the common shares of the Company held by SH IX. The Company will receive the funds to repurchase the common shares from SH IX from the Operating Partnership, pursuant to the limited partnership agreement of the Operating Partnership, which requires the Operating Partnership to repurchase from the Company a corresponding portion of the Company's limited partnership interest at such time as the Company repurchases shares. The proceeds received by Funding IX for the repayment of the principal amount of the note will be used to redeem Class A Units.

         As of December 31, the annual interest rate on the note was approximately 8.56%. For the year ended December 31, 2001, the Operating Partnership recognized interest income of $29,272 on the note. See "Note 13. Partners' Capital." The repurchased common shares will be held in SH IX until all the Class A Units are redeemed. The Company, as a partner of the Operating Partnership, receives quarterly distributions from the Operating Partnership, which it then uses to make distributions to its shareholders. Distributions on these repurchased common shares will continue to be paid by the Company to SH IX, as a shareholder of the Company, and will be used by SH IX to make payments of interest due to Funding IX on the loan. Funding IX in turn will use these funds to pay dividends on the Class A Units.

         In accordance with GAAP, the operations, assets and liabilities of Funding IX and SH IX are consolidated with those of the Company in the Company's consolidated financial statements. In accordance with GAAP, the operations, assets and liabilities of Funding IX (but not those of SH IX) are consolidated with those of the Operating Partnership in the consolidated financial statements of the Operating Partnership. As a result, the note and the payments on the note by SH IX to Funding IX are eliminated in the Company's financial statements but are not eliminated in the financial statements of the Operating Partnership. These items therefore are included in Notes Receivable, Net and in Interest and Other Income in the Operating Partnership's financial statements.

         The following table compares the current financial statements of the Operating Partnership prepared in accordance with GAAP and the adjusted Operating Partnership financial statements, adjusted for the elimination of the intracompany loan and associated interest income. This table provides certain components of the financial statements which would be affected by the elimination of the intracompany loan and associated interest income.


                                          GAAP Presentation           After Elimination of
                                                                        Intracompany Loan

                                       Year Ended December 31,       Year Ended December 31,
                                         2001           2000           2001            2000
                                     ------------   ------------   ------------    ------------
BALANCE SHEET DATA
(AT PERIOD END):
  Total assets                       $  4,422,826   $  4,827,999   $  4,138,102    $  4,542,913

OPERATING DATA:
  Total revenues                          725,326        739,697        696,054         718,405
  Operating income (loss)                   1,188        119,701        (28,084)         98,409
  Income before minority interests
    and extraordinary item                 56,844        324,344         27,572         303,052
  Net income (loss)                        24,006        300,084         (5,266)        278,792
  Basic earnings per unit(1):
     Income (loss) before
     extraordinary item              $       0.33   $       4.24   $      (0.11)   $       4.23
  Diluted earnings per unit(1):
     Income (loss) before
     extraordinary item              $       0.33   $       4.21   $      (0.11)   $       4.19

----------

(1) The weighted average units used to calculate basic and diluted earnings per unit in accordance with GAAP include the common shares of the Company held in SH IX of 14,468,623 (7,234,312 equivalent units) and 8,184,578
     (4,092,289 equivalent units) for the years ended December 31, 2001 and 2000, respectively. The adjusted basic and diluted earnings per unit after the elimination of the intracompany loan exclude the SH IX shares.

13. PARTNERS' CAPITAL:

         Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the year ended December 31, 2001, there were 401,302 units exchanged for 802,604 common shares of the Company.

EMPLOYEE STOCK PURCHASE PLAN

         On June 25, 2001, the shareholders of the Company approved a new Employee Stock Purchase Plan (the "ESPP") that is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code ("IRC") of 1986, as amended. The ESPP is regarded as a noncompensatory plan under APB No. 25, because it meets the qualifications under IRC 423. Under the terms of the ESPP, eligible employees may purchase common shares of the Company at a price that is equal to 90% of the lower of the common shares' fair market value at the beginning or the end of a quarterly period. The fair market value of a common share is equal to the last sale price of the common shares on the New York Stock Exchange. Eligible employees may purchase the common shares through payroll deductions of up to 10% of eligible compensation. The ESPP is not subject to the provisions of ERISA. The ESPP was effective October 1, 2001, and will terminate on May 14, 2011.

         The 1,000,000 common shares of the Company that may be issued pursuant to the purchase of common shares of the Company under the ESPP represent less than 0.96% of the Company's outstanding common shares at December 31, 2001.

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

SHARE REPURCHASE PROGRAM

         On October 15, 2001, the Company's Board of Trust Managers authorized an increase in the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program") from $500,000 to $800,000. The repurchase of common shares by the Company will decrease the Company's limited partner interest, which will result in an increase in net income per unit.

         The Company commenced its Share Repurchase Program in March 2000. As of December 31, 2001, the Company had repurchased 18,756,423 common shares, 20,286 of which have been retired, at an average price of $19.09 per common share for an aggregate of approximately $358,115. As of December 31, 2001, the Company held 14,468,623 of the repurchased common shares in SH IX. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Note 12. Sale of Preferred Equity Interests in Subsidiary and Intracompany Loan." These common shares are consolidated as treasury shares in accordance with GAAP in the Company's financial statements. However, these shares are held in SH IX until all of the Class A Units are redeemed, and are considered outstanding for the Operating Partnership's financial statements. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

         The Company expects the Share Repurchase Program to continue to be funded through a combination of debt, equity, joint venture capital and selected asset disposition alternatives available to the Company, which, in some cases, may be secured by the repurchased common shares. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement (the "Share Repurchase Agreement") with UBS to purchase a portion of its common shares from UBS. The Company had the option to settle the Share Repurchase Agreement in cash or common shares. During the year ended December 31, 2000, the Company purchased the 5,809,180 common shares from UBS at an average cost of $17.62 per common share for an aggregate of approximately $102,333 under the Share Repurchase Agreement with UBS. The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See "Note 12. Sale of Preferred Equity Interests in Subsidiary and Intracompany Loan."

DISTRIBUTIONS

         Beginning with the third quarter of 2001 the Operating Partnership, due to its revised cash flow expectations in the uncertain economic environment and measuring its payout ratios to those of the Operating Partnership's peer group, reduced its quarterly distribution from $1.10 per unit, or an annualized distribution of $4.40 per unit, to $0.75 per unit, or an annualized distribution of $3.00 per unit.

         The following table summarizes the distributions paid or declared by the Operating Partnership to unitholders during the year ended December 31, 2001.


                                                                                                       ANNUAL
                                  DIVIDEND/         TOTAL              RECORD         PAYMENT         DIVIDEND/
         SECURITY               DISTRIBUTION        AMOUNT              DATE            DATE        DISTRIBUTION
---------------------------     -------------   --------------      -------------   ------------    ------------

 Units                               $ 1.100         $ 74,697(2)       1/31/01        2/15/01            $ 4.40
 Units                               $ 1.100         $ 74,789(2)       4/30/01        5/15/01            $ 4.40
 Units                               $ 1.100         $ 74,986(2)       7/31/01        8/15/01            $ 4.40
 Units                               $ 0.750(1)      $ 49,937(2)      10/31/01       11/15/01            $ 3.00(1)
 Units                               $ 0.750(1)      $ 49,706(2)       1/31/02        2/15/02            $ 3.00(1)
 6 3/4% Series A Preferred
    Units                            $ 0.422          $ 3,375          1/31/01        2/15/01            $ 1.69
 6 3/4% Series A Preferred
    Units                            $ 0.422          $ 3,375          4/30/01        5/15/01            $ 1.69
 6 3/4% Series A Preferred
    Units                            $ 0.422          $ 3,375          7/31/01        8/15/01            $ 1.69
 6 3/4% Series A Preferred
    Units                            $ 0.422          $ 3,375         10/31/01       11/15/01            $ 1.69
 6 3/4% Series A Preferred
    Units                            $ 0.422          $ 3,375          1/31/02        2/15/02            $ 1.69




----------
(1) Beginning with the third quarter of 2001, the Operating Partnership reduced its quarterly distribution from $1.10 per unit, or an annualized distribution of 4.40 per unit, to $0.75 per unit, or an annualized distribution of $3.00 per unit.

(2) These distribution amounts include $7,958 for each of the distributions paid on February 15, 2001, May 15, 2001 and August 15, 2001, and $5,426 for each of the distributions paid on November 15, 2001 and February 15, 2002, which relate to distributions paid on common shares of the Company held in SH IX.

       The distributions paid to unitholders during the year ended December 31, 2000 were $299,889. As of December 31, 2000, SH IX was holding 14,468,623 common shares of the Company. The distribution amount of $299,889 includes $17,313 for the year ended December 31, 2000, related to these common shares.

       The distributions to preferred unitholders during the year ended December 31, 2000, were $13,500, or $1.6875 per preferred unit.

Units

         Following is the income tax status of distributions paid by the Operating Partnership on units during the years ended December 31, 2001, and 2000 to unitholders:


                                        2001            2000
                                    -------------   -------------
Ordinary dividend/distribution             50.3%           51.5%
Capital gain                                  --            6.4%
Return of capital                          49.7%           35.9%
Unrecaptured Section 1250 gain                --            6.2%



Preferred Units


         Following is the income tax status of dividends paid by the Company and distributions paid by the Operating Partnership during the years ended December 31, 2001 and 2000 to preferred unitholders:


                                          2001          2000
                                       ----------   -----------
Ordinary dividend/distribution            100.0%         83.7%
Capital gain                                  --          8.2%
Unrecaptured Section 1250 gain                --          8.1%



14. MINORITY INTEREST:

         Minority interest represents joint venture and preferred equity interests held by third parties in other consolidated subsidiaries.

15. RELATED PARTY DISCLOSURES:

DBL HOLDINGS, INC. ("DBL")

         As of December 31, 2001, the Operating Partnership owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director, Chief Executive Officer and President of the General Partner. Originally, Mr. Goff contributed his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443 for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc. and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in MVDC and HADC. At December 31, 2001, Mr. Goff's interest in DBL was approximately $554.

         Since June 1999, the Operating Partnership has contributed approximately $23,800 to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. The ownership structure of GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company and member of the Strategic Planning Committee of CREE, Ltd., and 50% by Mr. Goff. Mr. Rainwater is also a limited partner of GMSP. At December 31, 2001, DBL has an approximately $14,100 investment in G2.

         In March 1999, DBL-CBO, Inc. acquired $6,000 aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. At December 31, 2001 this investment was valued at approximately $5,400.

COPI Colorado, L. P.

         As of December 31, 2001, CRD was owned 90% by the Operating Partnership and the remaining 10%, representing 100% of the voting stock, was owned by COPI Colorado, L.P. ("COPI Colorado"), of which 60% was owned by COPI, with 20% owned by John Goff, Vice Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director, Chief Executive Officer and President of the General Partner, and 20% owned by a third party.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to the Operating Partnership, in lieu of foreclosure, COPI's 60% general partner interest in COPI Colorado. As a result, the Operating Partnership indirectly owns a 96% interest in CRD, Mr. Goff, owns a 2.0% interest in CRD and the remaining 2.0% interest is owned by a third party. The Operating Partnership will fully consolidate the operations of CRD beginning on the date of the asset transfer.

LOANS TO EMPLOYEES OF THE OPERATING PARTNERSHIP AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of December 31, 2001, the Operating Partnership had approximately $32,900 of loans outstanding (including approximately $3,855 loaned during the year ended December 31, 2001) to certain employees of the Operating Partnership and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and the Operating Partnership's unit incentive plans pursuant to an agreement approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company and units of the Operating Partnership pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director, Chief Executive Officer and President of the General Partner, had a loan representing $26,300 of the $32,900 total outstanding loans at December 31, 2001.

         Every month, federal short-term, mid-term and long-term rates (Applicable Federal Rates) are determined and published by the IRS based upon average market yields of specified maturities. Effective November 1, 2001, these loans were amended to reduce the interest rates for their remaining terms to the Applicable Federal Rates. As a result, the interest rates on loans with remaining terms of three years or less at November 1, 2001 were reduced to approximately 2.7% per year and the interest rates on loans with remaining terms greater than three years as of November 1, 2001 were reduced to approximately 4.07% per year. These amended interest rates reflect below prevailing market interest rates; therefore, the Operating Partnership recorded $750 of compensation expense for the year ended December 31, 2001. Approximately $466 of interest was outstanding related to these loans as of December 31, 2001.

16. COPI:

         In April 1997, the Operating Partnership established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

         COPI was formed to become a lessee and operator of various assets to be acquired by the Operating Partnership and to perform the intercompany agreement between COPI and the Operating Partnership, pursuant to which each agreed to provide the other with rights to participate in certain transactions. In connection with the formation and capitalization of COPI, and the subsequent operations and investments of COPI since 1997, the Operating Partnership made loans to COPI under a line of credit and various term loans.

         On January 1, 2001, The REIT Modernization Act became effective. This legislation allows the Operating Partnership, through its subsidiaries, to operate or lease certain of its investments that had been previously operated or leased by COPI.

         COPI and the Operating Partnership entered into an asset and stock purchase agreement on June 28, 2001, in which the Operating Partnership agreed to acquire the lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, the voting interests held by subsidiaries of COPI in three of the Operating Partnership's Residential Development Corporations and other assets in exchange for $78,400. In connection with that agreement, the Operating Partnership agreed that it would not charge interest on its loans to COPI from May 1, 2001 and that it would allow COPI to defer all principal and interest payments due under the loans until December 31, 2001.

         Also on June 28, 2001, the Operating Partnership entered into an agreement to make a $10,000 investment in Crescent Machinery Company ("Crescent Machinery"), a wholly owned subsidiary of COPI. This investment, together with capital from a third-party investment firm, was expected to put Crescent Machinery on solid financial footing.

         Following the date of the agreements relating to the acquisition of COPI assets and stock and the investment in Crescent Machinery, the results of operations for the COPI hotel operations and the COPI land development interests declined, due in part to the slowdown in the economy after September 11. In addition, Crescent Machinery's results of operations suffered because of the economic environment and the overall reduction in national construction levels that has affected the equipment rental and sale business, particularly post September 11. As a result, the Operating Partnership believes that a significant additional investment would have been necessary to adequately capitalize Crescent Machinery and satisfy concerns of Crescent Machinery's lenders.

         The Operating Partnership stopped recording rent from the leases of the eight Resort/Hotel Properties leased to subsidiaries of COPI on October 1, 2001, and recorded the following impairment and other adjustments related to COPI in the fourth quarter of 2001, based on the estimated fair value of the underlying collateral.



IMPAIRMENT AND OTHER ADJUSTMENTS RELATED TO COPI

Resort/Hotel Accounts Receivable, net of allowance                 $     33,200
Resort/Hotel Deferred Rent Receivable                                    12,700
Notes Receivable and Accrued Interest                                    71,500
Asset transaction costs                                                   2,800
                                                                   ------------
                                                                   $    120,200
Less estimated collateral value to be received from COPI:
Estimated Fair Value of Resort/Hotel FF&E                          $      6,900
Estimated Fair Value of Voting Stock of
  Residential Development Corporations                                   38,500
                                                                   ------------
                                                                   $     45,400
                                                                   ------------
Impairment of assets                                               $     74,800

Plus Estimated Costs Related to a COPI Bankruptcy                        18,000
                                                                   ------------
Impairment and other charges related to COPI                       $     92,800
                                                                   ============




         For a description of the COPI assets transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, of certain COPI assets, see "Note
20. Subsequent Events."

17.  DISPOSITIONS:

OFFICE SEGMENT

         On September 18, 2001, the Operating Partnership completed the sale of the two Washington Harbour Office Properties. The sale generated net proceeds of approximately $153,000 and a net loss of approximately $9,800. The proceeds from the sale of the Washington Harbour Office Properties were used primarily to pay down variable-rate debt and pay for the repurchase by the Company of approximately 4.3 million of the Company's common shares. The Washington Harbour Office Properties were the Operating Partnership's only Office Properties in Washington, D.C.

         On September 28, 2001, the Woodlands Office Equities - '95 Limited ("WOE"), owned by the Operating Partnership and the Woodlands CPC, sold two Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $11,281, of which the Operating Partnership's portion was approximately $9,857. The sale generated a net gain of approximately $3,418, of which the Operating Partnership's portion was approximately $2,987. The proceeds received by the Operating Partnership were used primarily to pay down variable-rate debt.

         On December 20, 2001, WOE sold one Office Property located within The Woodlands, Texas. The sale generated net proceeds of approximately $2,016, of which the Operating Partnership's portion was approximately $1,761. The sale generated a net gain of approximately $1,688, of which the Operating Partnership's portion was approximately $1,475. The proceeds received by the Operating Partnership were used primarily to pay down variable-rate debt.

         The following table summarizes the condensed results of operations for the years ended December 31, 2001, 2000 and 1999 for the five Office Properties sold during 2001.

                                                    FOR THE YEAR
                                                  ENDED DECEMBER 31,
                              -----------------------------------------------------------
                                  2001                     2000                  1999
                              ------------             ------------          ------------

Revenue                       $     16,673             $     22,751          $     20,683
Operating Expenses                   5,998                    7,460                 6,588
                              ------------             ------------          ------------
Net Operating Income          $     10,675(1)          $     15,291          $     14,095
                              ============             ============          ============




----------
(1) Net operating income for 2001 only includes the period for which the disposition Properties were held during the year.

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

     During the year ended December 31, 2000, the Woodlands Retail Equities - '96 Limited, owned by the Operating Partnership and Woodlands CPC, completed the sale of its retail portfolio, consisting of the Operating Partnership's four retail properties located in The Woodlands, Texas. The sale generated approximately $42,700 of net proceeds, of which the Operating Partnership's portion was approximately $32,000. The sale generated a net gain of approximately $6,500, of which the Operating Partnership's portion was approximately $4,900. The proceeds received by the Operating Partnership were used primarily to pay down variable-rate debt. The net operating income for the years ended December 31, 2000 and 1999 for the four retail properties was $15 and $3,792, respectively. Net operating income for the year ended 2000 only includes the periods for which these properties were held during the year.

RESORT/HOTEL SEGMENT

         On November 3, 2000, the Operating Partnership completed the sale of the Four Seasons Hotel - Houston for a sales price of approximately $105,000. The Operating Partnership used approximately $19,700 of the proceeds to buy out the Property lease with COPI and the asset management contract, and for other transaction costs. The sale generated net proceeds of approximately $85,300. The Operating Partnership also used approximately $56,600 of the net proceeds to redeem Class A Units in Funding IX, through which the Operating Partnership owned the Property, from GMACCM. See "Note 12. Sale of Preferred Equity Interests in Subsidiary and Intracompany Loan" for a description of the ownership structure of Funding IX. The sale generated a net gain, which is included in Gain on Property Sales, net, of approximately $28,715. The Operating Partnership's net operating income for the years ended December 31, 2000 and 1999 for the Four Seasons Hotel - Houston was $7,591 and $9,237, respectively. The operating results of this property are included in operating income for 2000 only for the periods for which this Property was held during the year.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):


                                                                                         2001
                                                           ---------------------------------------------------------------
                                                             MARCH 31,        JUNE 30,       SEPTEMBER 30,    DECEMBER 31,
                                                           ------------     ------------     ------------     ------------
Revenues                                                   $    185,791     $    198,175     $    183,932     $    157,428
Income before minority interests and extraordinary item          48,945           42,060           38,458          (72,619)
Minority interests                                               (5,683)          (5,215)          (5,337)          (4,429)
Extraordinary Item                                                   --          (12,174)              --               --
Net income available to partners
   - basic                                                       39,887           21,296           29,746          (80,424)
   - diluted                                                     39,887           21,296           29,746          (80,425)
Per share data:
   Basic Earnings Per Unit
    - Income before extraordinary item                             0.59             0.49             0.44            (1.20)
    - Net income                                                   0.59             0.31             0.44            (1.20)
   Diluted Earnings Per Unit
    - Income before extraordinary item                             0.58             0.48             0.43            (1.20)
    - Net income                                                   0.58             0.30             0.43            (1.20)

                                                                                       2000
                                                           ---------------------------------------------------------------
                                                             MARCH 31,        JUNE 30,       SEPTEMBER 30,    DECEMBER 31,
                                                           ------------     ------------     ------------     ------------
Revenues                                                   $    175,788     $    175,229     $    190,677     $    198,003
Income before minority interests and extraordinary item          62,082           44,737          114,407          103,118
Minority interests                                                 (650)          (3,964)          (7,643)          (7,625)
Extraordinary Item                                               (4,378)              --               --               --
Net income available to partners
   - basic                                                       51,603           36,680          101,742           93,653
   - diluted                                                     51,603           36,680          101,742           93,653
Per share data:
   Basic Earnings Per Unit
    - Income before extraordinary item                             0.83             0.57             1.50             1.54
    - Net income                                                   0.83             0.57             1.50             1.54
   Diluted Earnings Per Unit
    - Income before extraordinary item                             0.82             0.56             1.48             1.52
    - Net income                                                   0.82             0.56             1.48             1.52


19. BEHAVIORAL HEALTHCARE PROPERTIES:

         During the years ended December 31, 2001 and 2000, payment and treatment of rent for the behavioral healthcare properties was subject to a rent stipulation agreed to by certain of the parties involved in the Charter Behavioral Health Systems, LLC ("CBHS") bankruptcy proceeding. The Operating Partnership received approximately $6,000 and $15,400, which is included in Interest and Other Income, in repayments of a working capital loan, rent and interest from CBHS during the years ended December 31, 2001 and 2000, respectively. The Operating Partnership did not incur any expense related to the behavioral healthcare properties recognized for the years ended December 31, 2001, 2000 or 1999.

         During the year ended December 31, 2001, the Operating Partnership completed the sale of 18 behavioral healthcare properties. The sales generated approximately $34,700 in net proceeds and a net gain of approximately $1,600 for the year ended December 31, 2001. The net proceeds from the sale of the 18 behavioral healthcare properties sold during the year ended December 31, 2001 were used primarily to pay down variable-rate debt.

         As of December 31, 2001, the Operating Partnership owned 10 behavioral healthcare properties, all of which were classified as held for disposition. The carrying value of the behavioral healthcare properties at December 31, 2001, was approximately $27,937. Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale. The Operating Partnership is actively marketing for sale these behavioral healthcare properties.

         During the year ended December 31, 2001, the Operating Partnership recognized an impairment loss of approximately $8,500 on the behavioral healthcare properties held for disposition, which is included in Impairment and Other Charges Related to Real Estate Assets. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for seven of the behavioral healthcare properties.

         During the year ended December 31, 2000, the Operating Partnership completed the sale of 60 behavioral healthcare properties previously classified as held for disposition. The sales generated approximately $233,700 in net proceeds and a net gain of approximately $58,600 for the year ended December 31, 2000. During the year ended December 31, 2000, the Operating Partnership recognized an impairment loss of $9,300 on the behavioral healthcare properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for 13 of the 28 behavioral healthcare properties. The net proceeds from the sale of the 60 behavioral healthcare properties sold during the year ended December 31, 2000 were used primarily to pay down variable-rate debt.

         As of December 31, 1999, the Operating Partnership owned 88 behavioral healthcare properties.

20. SUBSEQUENT EVENTS:

     OFFICE SEGMENT

         On January 18, 2002, the Operating Partnership completed the sale of the Cedar Springs Office Property located in Dallas, Texas. The sale generated net proceeds of approximately $12,000 and a net gain of approximately $4,500. The proceeds from the sale of Cedar Springs were used primarily to pay down variable-rate debt.

     COPI

         On January 22, 2002, the Operating Partnership terminated the purchase agreement pursuant to which the Operating Partnership would have acquired the lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, the voting interests held by subsidiaries of COPI in three of the Residential Development Corporations and other assets. On February 4, 2002, the Operating Partnership terminated the agreement relating to its planned investment in Crescent Machinery.

         On February 6, 2002, Crescent Machinery filed for protection under the federal bankruptcy laws.

         On February 12, 2002, the Operating Partnership delivered default notices to COPI relating to approximately $49,000 of unpaid rent and approximately $76,200 of principal and accrued interest due to the Operating Partnership under certain secured loans.

         On February 14, 2002, the Operating Partnership executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, COPI's voting interests in three of the Operating Partnership's Residential Development Corporations and other assets and the Operating Partnership agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Operating Partnership were reduced by $23,600, and its debt obligations were reduced by $40,100. These amounts include $18,300 of value attributed to the lessee interests transferred by COPI to the Operating Partnership, however, in accordance with GAAP, the Operating Partnership assigned no value to these interests for financial reporting purposes.

         The Operating Partnership holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized entities that are wholly owned taxable REIT subsidiaries of the Operating Partnership. The Operating Partnership will include these assets in its Resort/Hotel Segment and its Residential Development Segment, and will fully consolidate the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the dates of the transfers of these assets.

         Under the Agreement, the Operating Partnership has agreed to provide approximately $14,000 to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Operating Partnership estimates that the value of the common shares of the Company that will be issued to the COPI stockholders will be approximately $5,000 to $8,000. The Agreement provides that COPI and the Operating Partnership will seek to have a plan of reorganization for COPI, reflecting the terms of the Agreement and a draft plan of reorganization, approved by the bankruptcy court. The actual value of the common shares of the Company issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary substantially from the estimated amount.

         In addition, the Operating Partnership has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15,000 obligation to Bank of America, together with any accrued interest. COPI obtained the loan primarily to participate in investments with the Operating Partnership. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company and member of the Strategic Planning Committee of CREE, Ltd., and John C. Goff, the Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director, Chief Executive Officer and President of the General Partners, enter into a support agreement with COPI and Bank of America, pursuant to which they agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and the net proceeds of an offering of COPI securities were insufficient to allow COPI to pay Bank of America in full. The Operating Partnership believes, based on advice of counsel, that the support agreement should be unenforceable in a COPI bankruptcy. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur.

         The Operating Partnership holds a first lien security interest in COPI's entire membership interest in AmeriCold Logistics. REIT rules prohibit the Operating Partnership from acquiring or owning the membership interest that COPI owns in AmeriCold Logistics. Under the Agreement, the Operating Partnership agreed to allow COPI to grant Bank of America a first priority security interest in the membership interest and to subordinate its own security interest to Bank of America. In addition, the Company has agreed to form and capitalize a separate entity to be owned by the Operating Partnership's unitholders and the Company's shareholders, and to cause the new entity to commit to acquire COPI's entire membership interest in the tenant for approximately $15,500. Under the Agreement, COPI has agreed that it will use the proceeds of the sale of the membership interest to repay Bank of America in full.

         Completion and effectiveness of the plan of reorganization for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.

         The following Unaudited Condensed Consolidated Pro Forma Financial Statements are based upon the historical financial statements of the Operating Partnership and of the assets being transferred to the Operating Partnership from COPI under the Agreement. The Unaudited Condensed Consolidated Pro Forma Balance Sheet as of December 31, 2001 is presented as if the principal transactions contemplated by the Agreement had been completed on December 31, 2001. The Unaudited Condensed Consolidated Pro Forma Statements of Operations for the years ended December 31, 2001 and 2000 are presented as if these transactions had occurred as of the beginning of the respective periods.

         The Unaudited Condensed Consolidated Pro Forma Financial Statements have been prepared based on a number of assumptions, estimates and uncertainties including, but not limited to, estimates of the fair values of assets received and liabilities assumed and estimated transaction costs. As a result of these assumptions, estimates and uncertainties, the accompanying Unaudited Condensed Consolidated Pro Forma Financial Statements do not purport to predict the actual financial condition as of December 31, 2001 or results of operations that would have been achieved had the principal transactions contemplated by the Agreement been completed as of January 1, 2001 or 2000.

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET

                                                   AS OF DECEMBER 31,
                                                         2001
                                                   -----------------

Real estate, net                                    $     3,361,929
Cash                                                        186,487
Other assets                                              1,297,059
                                                    ---------------
     Total assets                                   $     4,845,475
                                                    ===============

Notes payable                                       $     2,396,290
Other liabilities                                           439,804
Minority interests                                          283,102
Total partners' capital                                   1,726,279
                                                    ---------------
      Total liabilities and partners' capital       $     4,845,475
                                                    ===============


UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS

                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                                2001               2000
                                                            ------------       ------------

Total revenues                                              $  1,178,100       $  1,231,173
Total expenses                                                 1,069,608          1,084,201
                                                            ------------       ------------

Operating Income                                                 108,492            146,972
                                                            ------------       ------------
Total other income and expense                                    53,161            195,349

Income before minority interests, income taxes
  and extraordinary item                                         161,653            342,321

Income before extraordinary item and
  cumulative effect of change in accounting principle       $    124,966       $    302,283
                                                            ============       ============

Basic Earnings per unit(1)                                  $       1.84       $       4.45
Diluted Earnings per unit(1)                                $       1.82       $       4.41




----------
(1) Respresents earnings per unit for income before extraordinary item and cumulative effect of change in accounting principle.

         The Unaudited Condensed Consolidated Pro Forma Balance Sheet combines the Operating Partnership's consolidated historical balance sheet for the year ended December 31, 2001 with the following adjustments:

         o Reflects the inclusion of the assets and liabilities of the eight Hotel/Resort Properties as of December 31, 2001;

         o Eliminates the eight Resort/Hotel Properties' initial working capital receivable on the Operating Partnership's balance sheet with the offsetting net working capital payable;

         o Adjusts the historical balance sheet to consolidate the balance sheets of Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company ("TWLC"),other entities, and COPI Colorado (which, as the owner of 100% of the voting stock of CRD, consolidates the balance sheet of CRD) as a result of the Operating

                  Partnership's retention of voting stock in DMDC, TWLC and other entities, and the Operating Partnership's retention of the 60% general partnership interest in COPI Colorado;

         o Eliminates the Operating Partnership's equity investment in the historical December 31, 2001 balance sheet for DMDC, TWLC, CRD and other entities;

         o Eliminates the intercompany loans and associated accrued interest and capitalized interest between the Operating Partnership and DMDC, CRD and other entities;

         o Reflects the Operating Partnership's capitalization of a new entity to be owned by the Company's shareholders that will be committed to acquire COPI's membership interest in AmeriCold Logistics; and

         o Reflects the issuance of $5,000 of the Company's shares to COPI stockholders.

         The Unaudited Condensed Consolidated Pro Forma Statements of Operations combine the Operating Partnership's consolidated historical statements of operations for the years ended December 31, 2001 and 2000 with the following adjustments:

         o Excludes the $92,782 impairment and other charges related to COPI as contained in the Operating Partnership's historical 2001 Consolidated Statement of Operations, as it is deemed non-recurring;

         o Includes the operating results for the eight Hotel/Resort Properties after deducting the amount of the lessee rent payments due under the respective leases;

         o Eliminates hotel lessees' rent expense to the Operating Partnership and the Operating Partnership's rental revenue from the hotel leases;

         o Reflects the consolidation of the operations of DMDC, TWLC, other entities and COPI Colorado with the Operating Partnership's historical Statement of Operations, as a result of the Operating Partnership's retention of voting stock in DMDC, TWLC and other entities, and the Operating Partnership's retention of the 60% general partnership interest in COPI Colorado;

         o Eliminates the Operating Partnership's historical equity in net income for DMDC, TWLC, CRD and other entities;

         o Eliminates intercompany interest expense on the loans from the Operating Partnership to DMDC and CRD;

         o Reflects income tax benefit for the hotel business, calculated as 40% of the net loss for the hotel lessees; and

         o Reflects the additional shares issued to COPI shareholders, valued at $5,000, using the Company's current share price of $17.91.

                                                                    SCHEDULE III



                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
        CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (dollars in thousands)


                                                                                           Costs
                                                                                        Capitalized       Impairment
                                                                                       Subsequent to      to Carrying
                                                            Initial Costs               Acquisition          Value
                                                  ---------------------------------   ---------------    ---------------
                                                                                      Land, Buildings,     Buildings,
                                                                                      Improvements,       Improvements,
                                                                                        Furniture,         Furniture,
                                                                     Buildings and     Fixtures and       Fixtures and
                Description                             Land          Improvements       Equipment          Equipment
-----------------------------------------------   ---------------   ---------------   ---------------    ---------------

The Citadel, Denver, CO                           $         1,803   $        17,259   $         4,782    $            --
Las Colinas Plaza, Irving, TX                               2,576             7,125             1,965                 --
Carter Burgess Plaza, Fort Worth, TX                        1,375            66,649            39,131                 --
The Crescent Office Towers, Dallas, TX                      6,723           153,383            83,870                 --
MacArthur Center I & II, Irving, TX                           704            17,247             5,007                 --
125. E. John Carpenter Freeway, Irving, TX                  2,200            48,744             2,903                 --
Regency Plaza One, Denver, CO                                 950            31,797             2,664                 --
The Avallon, Austin, TX                                       475            11,207               723                 --
Waterside Commons, Irving, TX                               3,650            20,135             7,445                 --
Two Renaissance Square, Phoenix, AZ                            --            54,412            10,290                 --
Liberty Plaza I & II, Dallas, TX                            1,650            15,956               538                 --
6225 North 24th Street, Phoenix, AZ                           719             6,566             3,433                 --
Denver Marriott City Center, Denver, CO                        --            50,364             6,981                 --
MCI Tower, Denver, CO                                          --            56,593             3,267                 --
Spectrum Center, Dallas, TX                                 2,000            41,096             8,009                 --
Ptarmigan Place, Denver, CO                                 3,145            28,815             5,437                 --
Stanford Corporate Centre, Dallas, TX                          --            16,493             6,507                 --
Barton Oaks Plaza One, Austin, TX                             900             8,207             2,032                 --
The Aberdeen, Dallas, TX                                      850            25,895               409                 --
12404 Park Central, Dallas, TX                              1,604            14,504             4,933                 --
Briargate Office and
   Research Center, Colorado Springs, CO                    2,000            18,044             1,603                 --
Hyatt Regency Beaver Creek, Avon, CO                       10,882            40,789            19,698                 --
Albuquerque Plaza, Albuquerque, NM                             --            36,667             2,689                 --
Hyatt Regency Albuquerque, Albuquerque, NM                     --            32,241             4,840                 --
The Woodlands Office Properties, Houston, TX(2)            12,007            35,865           (12,417)                --
Sonoma Mission Inn & Spa, Sonoma, CA              $        10,000   $        44,922   $        36,444    $            --
Bank One Tower, Austin, TX(3)                               3,879            35,431           (39,310)                --



                                                                     Buildings,
                                                                    Improvements,
                                                                     Furniture,
                                                                    Fixtures and                        Accumulated
                Description                           Land            Equipment          Total          Depreciation
-----------------------------------------------  ---------------   ---------------   ---------------   ---------------

The Citadel, Denver, CO                          $         1,803   $        22,041   $        23,844   $       (15,092)
Las Colinas Plaza, Irving, TX                              2,581             9,085            11,666            (4,739)
Carter Burgess Plaza, Fort Worth, TX                       1,375           105,780           107,155           (47,594)
The Crescent Office Towers, Dallas, TX                     6,723           237,253           243,976          (159,434)
MacArthur Center I & II, Irving, TX                          880            22,078            22,958            (8,354)
125. E. John Carpenter Freeway, Irving, TX                 2,200            51,647            53,847           (10,614)
Regency Plaza One, Denver, CO                                950            34,461            35,411            (7,139)
The Avallon, Austin, TX                                      475            11,930            12,405            (2,125)
Waterside Commons, Irving, TX                              3,650            27,580            31,230            (5,193)
Two Renaissance Square, Phoenix, AZ                           --            64,702            64,702           (14,627)
Liberty Plaza I & II, Dallas, TX                           1,650            16,494            18,144            (3,173)
6225 North 24th Street, Phoenix, AZ                          719             9,999            10,718            (2,891)
Denver Marriott City Center, Denver, CO                       --            57,345            57,345           (13,117)
MCI Tower, Denver, CO                                         --            59,860            59,860            (9,457)
Spectrum Center, Dallas, TX                                2,000            49,105            51,105           (11,103)
Ptarmigan Place, Denver, CO                                3,145            34,252            37,397            (8,294)
Stanford Corporate Centre, Dallas, TX                         --            23,000            23,000            (4,807)
Barton Oaks Plaza One, Austin, TX                            900            10,239            11,139            (2,343)
The Aberdeen, Dallas, TX                                     850            26,304            27,154            (6,357)
12404 Park Central, Dallas, TX                             1,604            19,437            21,041            (4,043)
Briargate Office and
   Research Center, Colorado Springs, CO                   2,000            19,647            21,647            (3,655)
Hyatt Regency Beaver Creek, Avon, CO                      10,882            60,487            71,369           (10,104)
Albuquerque Plaza, Albuquerque, NM                           101            39,255            39,356            (6,271)
Hyatt Regency Albuquerque, Albuquerque, NM                    --            37,081            37,081            (8,041)
The Woodlands Office Properties, Houston, TX(2)            8,735            26,720            35,455            (8,813)
Sonoma Mission Inn & Spa, Sonoma, CA             $        10,000   $        81,366   $        91,366   $       (10,734)
Bank One Tower, Austin, TX(3)                                 --                --                --                --






                                                                                    Life on Which
                                                                                   Depreciation in
                                                                                    Latest Income
                                                   Date of         Acquisition       Statement Is
                Description                      Construction          Date            Computed
----------------------------------------------- ---------------   ---------------   ---------------

The Citadel, Denver, CO                                    1987              1987          (1)
Las Colinas Plaza, Irving, TX                              1989              1989          (1)
Carter Burgess Plaza, Fort Worth, TX                       1982              1990          (1)
The Crescent Office Towers, Dallas, TX                     1985              1993          (1)
MacArthur Center I & II, Irving, TX                   1982/1986              1993          (1)
125. E. John Carpenter Freeway, Irving, TX                 1982              1994          (1)
Regency Plaza One, Denver, CO                              1985              1994          (1)
The Avallon, Austin, TX                                    1986              1994          (1)
Waterside Commons, Irving, TX                              1986              1994          (1)
Two Renaissance Square, Phoenix, AZ                        1990              1994          (1)
Liberty Plaza I & II, Dallas, TX                      1981/1986              1994          (1)
6225 North 24th Street, Phoenix, AZ                        1981              1995          (1)
Denver Marriott City Center, Denver, CO                    1982              1995          (1)
MCI Tower, Denver, CO                                      1982              1995          (1)
Spectrum Center, Dallas, TX                                1983              1995          (1)
Ptarmigan Place, Denver, CO                                1984              1995          (1)
Stanford Corporate Centre, Dallas, TX                      1985              1995          (1)
Barton Oaks Plaza One, Austin, TX                          1986              1995          (1)
The Aberdeen, Dallas, TX                                   1986              1995          (1)
12404 Park Central, Dallas, TX                             1987              1995          (1)
Briargate Office and
   Research Center, Colorado Springs, CO                   1988              1995          (1)
Hyatt Regency Beaver Creek, Avon, CO                       1989              1995          (1)
Albuquerque Plaza, Albuquerque, NM                         1990              1995          (1)
Hyatt Regency Albuquerque, Albuquerque, NM                 1990              1995          (1)
The Woodlands Office Properties, Houston, TX(2)       1980-1993              1995          (1)
Sonoma Mission Inn & Spa, Sonoma, CA                       1927              1996          (1)
Bank One Tower, Austin, TX(3)                              1974              1996          (1)

                                                                                           Costs
                                                                                        Capitalized       Impairment
                                                                                       Subsequent to      to Carrying
                                                            Initial Costs               Acquisition          Value
                                                  ---------------------------------   ---------------    ---------------
                                                                                      Land, Buildings,     Buildings,
                                                                                      Improvements,       Improvements,
                                                                                        Furniture,         Furniture,
                                                                     Buildings and     Fixtures and       Fixtures and
                Description                             Land          Improvements       Equipment          Equipment
-----------------------------------------------   ---------------   ---------------   ---------------    ---------------

Canyon Ranch, Tucson, AZ                                   14,500            43,038             5,842                 --
3333 Lee Parkway, Dallas, TX                                1,450            13,177             3,881                 --
Greenway I & IA, Richardson, TX                             1,701            15,312               523                 --
Three Westlake Park, Houston, TX                            2,920            26,512             3,114                 --
Frost Bank Plaza, Austin, TX                                   --            36,019             5,427                 --
301 Congress Avenue, Austin, TX                             2,000            41,735             7,716                 --
Chancellor Park, San Diego, CA                              8,028            23,430            (5,202)                --
Canyon Ranch, Lenox, MA                                     4,200            25,218            12,941                 --
Greenway Plaza Office Portfolio, Houston, TX               27,204           184,765           105,498                 --
The Woodlands Office Properties, Houston, TX                2,393             8,523                --                 --
1800 West Loop South, Houston, TX                           4,165            40,857             2,945                 --
55 Madison, Denver, CO                                      1,451            13,253             1,325                 --
Miami Center, Miami, FL                                    13,145           118,763             7,726                 --
44 Cook, Denver, CO                                         1,451            13,253             2,516                 --
Trammell Crow Center, Dallas, TX                           25,029           137,320            13,596                 --
Greenway II, Richardson, TX                                 1,823            16,421             1,105                 --
Fountain Place, Dallas, TX                                 10,364           103,212             8,825                 --
Behavioral Healthcare Facilities(4)                        89,000           301,269          (235,137)          (122,202)
Houston Center, Houston, TX                                52,504           224,041            15,366                 --
Ventana Country Inn, Big Sur, CA                            2,782            26,744             3,941                 --
5050 Quorum, Dallas, TX                                       898             8,243               846                 --
Addison Tower, Dallas, TX                                     830             7,701               663                 --
Cedar Springs Plaza, Dallas, TX                               700             6,549             1,281                 --
Palisades Central I, Dallas, TX                             1,300            11,797             1,513                 --
Palisades Central II, Dallas, TX                            2,100            19,176             5,803                 --
Reverchon Plaza, Dallas, TX                                 2,850            26,302             2,198                 --
Stemmons Place, Dallas, TX                                     --            37,537             3,686                 --
The Addison, Dallas, TX                                     1,990            17,998               790                 --
Sonoma Golf Course, Sonoma, CA                             14,956                --             2,139                 --
Austin Centre,  Austin, TX                                  1,494            36,475             2,675                 --
Omni Austin Hotel,  Austin, TX                              2,409            56,670             3,280                 --
Washington Harbour, Washington, D.C.(5)           $        16,100   $       146,438   $      (162,538)   $            --
Four Westlake Park,  Houston, TX(3)                         3,910            79,190           (79,190)                --
Post Oak Central, Houston, TX                              15,525           139,777             8,492                 --
Datran Center, Miami, FL                                       --            71,091             3,528                 --











                                                                       Buildings,
                                                                      Improvements,
                                                                       Furniture,
                                                                      Fixtures and                        Accumulated
                Description                             Land            Equipment          Total          Depreciation
-----------------------------------------------    ---------------   ---------------   ---------------   ---------------

Canyon Ranch, Tucson, AZ                                    17,846            45,534            63,380            (6,626)
3333 Lee Parkway, Dallas, TX                                 1,468            17,040            18,508            (3,330)
Greenway I & IA, Richardson, TX                              1,701            15,835            17,536            (2,045)
Three Westlake Park, Houston, TX                             2,920            29,626            32,546            (3,765)
Frost Bank Plaza, Austin, TX                                    --            41,446            41,446            (6,590)
301 Congress Avenue, Austin, TX                              2,000            49,451            51,451            (8,701)
Chancellor Park, San Diego, CA                               2,328            23,928            26,256            (3,542)
Canyon Ranch, Lenox, MA                                      4,200            38,159            42,359            (7,317)
Greenway Plaza Office Portfolio, Houston, TX                27,204           290,263           317,467           (52,175)
The Woodlands Office Properties, Houston, TX                 2,393             8,523            10,916            (1,805)
1800 West Loop South, Houston, TX                            4,165            43,802            47,967            (4,966)
55 Madison, Denver, CO                                       1,451            14,578            16,029            (2,229)
Miami Center, Miami, FL                                     13,145           126,489           139,634           (13,615)
44 Cook, Denver, CO                                          1,451            15,769            17,220            (2,723)
Trammell Crow Center, Dallas, TX                            25,029           150,916           175,945           (20,323)
Greenway II, Richardson, TX                                  1,823            17,526            19,349            (2,074)
Fountain Place, Dallas, TX                                  10,364           112,037           122,401           (12,580)
Behavioral Healthcare Facilities(4)                         12,785            20,145            32,930            (4,995)
Houston Center, Houston, TX                                 47,406           244,505           291,911           (28,034)
Ventana Country Inn, Big Sur, CA                             2,782            30,685            33,467            (4,270)
5050 Quorum, Dallas, TX                                        898             9,089             9,987            (1,202)
Addison Tower, Dallas, TX                                      830             8,364             9,194            (1,184)
Cedar Springs Plaza, Dallas, TX                                700             7,830             8,530            (1,309)
Palisades Central I, Dallas, TX                              1,300            13,310            14,610            (1,916)
Palisades Central II, Dallas, TX                             2,100            24,979            27,079            (3,532)
Reverchon Plaza, Dallas, TX                                  2,850            28,500            31,350            (3,760)
Stemmons Place, Dallas, TX                                      --            41,223            41,223            (5,486)
The Addison, Dallas, TX                                      1,990            18,788            20,778            (2,215)
Sonoma Golf Course, Sonoma, CA                              11,795             5,300            17,095            (1,063)
Austin Centre,  Austin, TX                                   1,494            39,150            40,644            (4,195)
Omni Austin Hotel,  Austin, TX                               2,409            59,950            62,359            (8,618)
Washington Harbour, Washington, D.C.(5)            $            --   $            --   $            --   $            --
Four Westlake Park,  Houston, TX(3)                          3,910                --             3,910                --
Post Oak Central, Houston, TX                               15,525           148,269           163,794           (14,478)
Datran Center, Miami, FL                                        --            74,619            74,619            (6,940)








                                                                                   Life on Which
                                                                                  Depreciation in
                                                                                   Latest Income
                                                  Date of         Acquisition       Statement Is
                Description                     Construction          Date            Computed
----------------------------------------------- --------------   ---------------   ---------------

Canyon Ranch, Tucson, AZ                             1980                   1996          (1)
3333 Lee Parkway, Dallas, TX                         1983                   1996          (1)
Greenway I & IA, Richardson, TX                      1983                   1996          (1)
Three Westlake Park, Houston, TX                     1983                   1996          (1)
Frost Bank Plaza, Austin, TX                         1984                   1996          (1)
301 Congress Avenue, Austin, TX                      1986                   1996          (1)
Chancellor Park, San Diego, CA                       1988                   1996          (1)
Canyon Ranch, Lenox, MA                              1989                   1996          (1)
Greenway Plaza Office Portfolio, Houston, TX       1969-1982                1996          (1)
The Woodlands Office Properties, Houston, TX       1995-1996                1996          (1)
1800 West Loop South, Houston, TX                    1982                   1997          (1)
55 Madison, Denver, CO                               1982                   1997          (1)
Miami Center, Miami, FL                              1983                   1997          (1)
44 Cook, Denver, CO                                  1984                   1997          (1)
Trammell Crow Center, Dallas, TX                     1984                   1997          (1)
Greenway II, Richardson, TX                          1985                   1997          (1)
Fountain Place, Dallas, TX                           1986                   1997          (1)
Behavioral Healthcare Facilities(4)                1850-1992                1997          (1)
Houston Center, Houston, TX                        1974-1983                1997          (1)
Ventana Country Inn, Big Sur, CA                   1975-1988                1997          (1)
5050 Quorum, Dallas, TX                            1980/1986                1997          (1)
Addison Tower, Dallas, TX                          1980/1986                1997          (1)
Cedar Springs Plaza, Dallas, TX                    1980/1986                1997          (1)
Palisades Central I, Dallas, TX                    1980/1986                1997          (1)
Palisades Central II, Dallas, TX                   1980/1986                1997          (1)
Reverchon Plaza, Dallas, TX                        1980/1986                1997          (1)
Stemmons Place, Dallas, TX                         1980/1986                1997          (1)
The Addison, Dallas, TX                            1980/1986                1997          (1)
Sonoma Golf Course, Sonoma, CA                       1929                   1998          (1)
Austin Centre,  Austin, TX                           1986                   1998          (1)
Omni Austin Hotel,  Austin, TX                       1986                   1998          (1)
Washington Harbour, Washington, D.C.(5)              1986                   1998          (1)
Four Westlake Park,  Houston, TX(3)                  1992                   1998          (1)
Post Oak Central, Houston, TX                      1974-1981                1998          (1)
Datran Center, Miami, FL                           1986-1992                1998          (1)

                                                                                           Costs
                                                                                        Capitalized       Impairment
                                                                                       Subsequent to      to Carrying
                                                            Initial Costs               Acquisition          Value
                                                  ---------------------------------   ---------------    ---------------
                                                                                      Land, Buildings,     Buildings,
                                                                                      Improvements,       Improvements,
                                                                                        Furniture,         Furniture,
                                                                     Buildings and     Fixtures and       Fixtures and
                Description                             Land          Improvements       Equipment          Equipment
-----------------------------------------------   ---------------   ---------------   ---------------    ---------------

Avallon Phase II,  Austin, TX                               1,102                --            23,365                 --
Plaza Park Garage                                           2,032            14,125               570                 --
Washington Harbour Phase II, Washington, D.C               15,279               411               283                 --
5 Houston Center, Houston, TX                               7,598                --            (7,598)                --
Houston Center Land, Houston, TX                           14,642                --                22                 --
Crescent Real Estate Equities L.P.                             --                --            29,648                 --
Other                                                      23,270             2,874            17,059                 --
Land held for development or sale, Dallas, TX              27,288                --            (7,474)                --

                                                  ---------------   ---------------   ---------------    ---------------
Total                                             $       492,475   $     3,031,622   $        26,862    $      (122,202)
                                                  ===============   ===============   ===============    ===============





                                                                     Buildings,
                                                                    Improvements,
                                                                     Furniture,
                                                                    Fixtures and                        Accumulated
                Description                           Land            Equipment          Total          Depreciation
-----------------------------------------------  ---------------   ---------------   ---------------   ---------------

Avallon Phase II,  Austin, TX                              1,236            23,231            24,467            (2,055)
Plaza Park Garage                                          2,032            14,695            16,727            (1,020)
Washington Harbour Phase II, Washington, D.C              15,322               651            15,973                --
5 Houston Center, Houston, TX                                 --                --                --                --
Houston Center Land, Houston, TX                          14,515               149            14,664               (18)
Crescent Real Estate Equities L.P.                            --            29,648            29,648            (9,202)
Other                                                     29,608            13,595            43,203              (822)
Land held for development or sale, Dallas, TX             19,670               144            19,814                --

                                                 ---------------   ---------------   ---------------   ---------------
Total                                            $       373,868   $     3,054,889   $     3,428,757   $      (648,834)
                                                 ===============   ===============   ===============   ===============







                                                                                      Life on Which
                                                                                     Depreciation in
                                                                                      Latest Income
                                                     Date of         Acquisition       Statement Is
                Description                        Construction          Date            Computed
-----------------------------------------------   ---------------   ---------------   ---------------

Avallon Phase II,  Austin, TX                                1997                --          (1)
Plaza Park Garage                                            1998                --          (1)
Washington Harbour Phase II, Washington, D.C                 1998                --          (1)
5 Houston Center, Houston, TX                                  --                --          (1)
Houston Center Land, Houston, TX                               --                --          (1)
Crescent Real Estate Equities L.P.                             --                --          (1)
Other                                                          --                --          (1)
Land held for development or sale, Dallas, TX                  --                --          --


Total


----------
(1) Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:

     Building and improvements            5 to 40 years
     Tenant improvements                  Terms of leases
     Furniture, fixtures, and equipment   3 to 5 years


(2) During the year ended December 31, 2001, The Woodlands Office Equities - '95 Limited, owned by the Operating Partnership and the Woodlands Commercial Properties Company, L.P., sold three of The Woodlands Office Properties.

(3) On July 30, 2001, the Company entered into joint venture arrangements with GE for these Office Properties. The gross amount at which land is carried for Four Westlake Park includes $3,910 of land, which was not joint ventured.

(4) Depreciation on behavioral healthcare properties held for sale ceased from 11/11/99 through 12/31/01 (the period over which these properties were held for sale).

(5)  These Office Properties were sold on September 18, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

         Certain information Part III requires is omitted from the Report. The Registrant will file a definitive proxy statement with the SEC pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE
         REGISTRANT

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         Report of Independent Public Accountants

         Crescent Real Estate Equities Limited Partnership Consolidated Balance Sheets at December 31, 2001 and 2000.

         Crescent Real Estate Equities Limited Partnership Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

         Crescent Real Estate Equities Limited Partnership Consolidated Statements of Partners' Capital for the years ended December 31, 2001, 2000 and 1999.

         Crescent Real Estate Equities Limited Partnership Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

         Crescent Real Estate Equities Limited Partnership Notes to Financial Statements.

(a)(2)   Financial Statement Schedules

         Schedule III - Crescent Real Estate Equities Limited Partnership Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 2001.

         All other schedules have been omitted either because they are not applicable or because the required information has been disclosed in the Financial Statements and related notes included in the consolidated and combined statements.

       EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
       -------    ----------------------
         3.01     Second Amended and Restated Agreement of Limited Partnership
                  of the Registrant dated November 1, 1997, as amended (filed as
                  Exhibit No. 10.01 to the Annual Report on Form 10-K for the
                  fiscal year ended December 31, 2001 (the "Company 2001 10-K")
                  of Crescent Real Estate Equities Company (the "Company") and
                  incorporated herein by reference)

         4.01 Indenture, dated as of September 22, 1997, between the Registrant and State Street Bank and Trust Company of
                  Missouri, N.A. (filed as Exhibit No. 4.01 to the Registration
                  Statement on Form S-4 (File No. 333-42293) of the Registrant
                  (the "Form S-4") and incorporated herein by reference)

         4.02     Restated Declaration of Trust of the Company, as amended
                  (filed as Exhibit No. 3.01 to the Quarterly Report on Form
                  10-Q for the quarter ended September 30, 2001 of the Company and incorporated herein by reference)

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

         10.03    Employment Agreement with John C. Goff, as assigned to the
                  Registrant on May 5, 1994, and as further amended (filed as Exhibit No. 10.04 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Company 1999 10-K") of the Company and incorporated herein by reference)

       EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
       -------    ----------------------

         10.04 Eighth Amendment to the Employment Agreement of John C. Goff, dated as of April 10, 2001, effective as of January 1, 2001
                  (filed as Exhibit No. 10.03 to the Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2001 (the "Company 2001 2Q
                  10-Q") of the Company and incorporated herein by reference)

         10.05    Employment Agreement of Jerry R. Crenshaw, Jr., dated as of
                  December 14, 1998 (filed as Exhibit No. 10.08 to the Company
                  1999 10-K and incorporated herein by reference)

         10.06    Form of Officers' and Trust Managers' Indemnification
                  Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit No.
                  10.07 to the Form S-4 and incorporated herein by reference)

         10.07    Crescent Real Estate Equities Company 1994 Stock Incentive
                  Plan (filed as Exhibit No. 10.07 to the Registration Statement on Form S-11 (File No. 33-75188) (the "Form S-11") of the
                  Company and incorporated herein by reference)

         10.08    Third Amended and Restated 1995 Crescent Real Estate Equities
                  Company Stock Incentive Plan (filed as Exhibit No. 10.01 to the Company 2001 2Q 10-Q and incorporated herein by reference)

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

         10.10    Amendment dated as of November 1, 2001 to the Crescent Real
                  Estate Equities Company 1994 Stock Incentive Plan and the
                  Third Amended and Restated 1995 Crescent Real Estate Equities
                  Company Stock Incentive Plan (filed as Exhibit No. 10.11 to the Company 2001 10-K and incorporated herein by reference)

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

         10.13    Amended dated as of November 5, 1999 to the 1996 Crescent Real
                  Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 10.13 to the Company 2000 10-K and incorporated herein by reference)

         10.14    Crescent Real Estate Equities, Ltd. Dividend Incentive Unit
                  Plan (filed as Exhibit No. 10.14 to the Company 2000 10-K and incorporated herein by reference)

         10.15    Annual Incentive Compensation Plan for select Employees of
                  Crescent Real Estate Equities, Ltd. (filed as Exhibit No.
                  10.15 to the Company 2000 10-K and incorporated herein by reference)

       EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
       -------    ----------------------
         10.16    Crescent Real Estate Equities, Ltd. First Amended and Restated
                  401(k) Plan, as amended (filed as Exhibit No. 10.12 to the
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1998 of the Company and incorporated herein by reference)

         10.17    Form of Registration Rights, Look-up and Pledge Agreement
                  (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

         21.01    List of Subsidiaries (filed herewith)

(b)      Reports on Form 8-K

         None

(c)      Exhibits

         See Item 14(a)(3) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2002.

                              CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                               (Registrant)

                              By:  CRESCENT REAL ESTATE EQUITIES, LTD.
                                      its General Partner

                              By   /s/   John C. Goff
                                   ---------------------------------------------
                                         John C. Goff
                                         Chief Executive Officer and President


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


                SIGNATURE                                       TITLE                               DATE
                ---------                                       -----                               ----
     /s/   John C. Goff                 Sole Director, Chief Executive Officer and                3/15/02
     -------------------------------    President of Crescent Real Estate Equities,
           John C. Goff                 Ltd. (Principal Executive Officer)

     /s/   Jerry R. Crenshaw Jr.        Senior Vice President and Chief Financial                 3/15/02
     -------------------------------    Officer  of Crescent Real Estate Equities, Ltd.
           Jerry R. Crenshaw Jr.        (Principal Accounting and Financial Officer)

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

                                INDEX TO EXHIBIT

       EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
       -------    ----------------------
         3.01     Second Amended and Restated Agreement of Limited Partnership
                  of the Registrant dated November 1, 1997, as amended (filed as
                  Exhibit No. 10.01 to the Annual Report on Form 10-K for the
                  fiscal year ended December 31, 2001 (the "Company 2001 10-K")
                  of Crescent Real Estate Equities Company (the "Company") and
                  incorporated herein by reference)

         4.01 Indenture, dated as of September 22, 1997, between the Registrant and State Street Bank and Trust Company of
                  Missouri, N.A. (filed as Exhibit No. 4.01 to the Registration
                  Statement on Form S-4 (File No. 333-42293) of the Registrant
                  (the "Form S-4") and incorporated herein by reference)

         4.02     Restated Declaration of Trust of the Company, as amended
                  (filed as Exhibit No. 3.01 to the Quarterly Report on Form
                  10-Q for the quarter ended September 30, 2001 of the Company and incorporated herein by reference)

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

         10.03    Employment Agreement with John C. Goff, as assigned to the
                  Registrant on May 5, 1994, and as further amended (filed as Exhibit No. 10.04 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Company 1999 10-K") of the Company and incorporated herein by reference)

       EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
       -------    ----------------------

         10.04 Eighth Amendment to the Employment Agreement of John C. Goff, dated as of April 10, 2001, effective as of January 1, 2001
                  (filed as Exhibit No. 10.03 to the Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2001 (the "Company 2001
                  2Q 10-Q") of the Company and incorporated herein by reference)

         10.05    Employment Agreement of Jerry R. Crenshaw, Jr., dated as of
                  December 14, 1998 (filed as Exhibit No. 10.08 to the Company
                  1999 10-K and incorporated herein by reference)

         10.06    Form of Officers' and Trust Managers' Indemnification
                  Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit No.
                  10.07 to the Form S-4 and incorporated herein by reference)

         10.07    Crescent Real Estate Equities Company 1994 Stock Incentive
                  Plan (filed as Exhibit No. 10.07 to the Registration Statement on Form S-11 (File No. 33-75188) (the "Form S-11") of the
                  Company and incorporated herein by reference)

         10.08    Third Amended and Restated 1995 Crescent Real Estate Equities
                  Company Stock Incentive Plan (filed as Exhibit No. 10.01 to the Company 2001 2Q 10-Q and incorporated herein by reference)

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

         10.10    Amendment dated as of November 1, 2001 to the Crescent Real
                  Estate Equities Company 1994 Stock Incentive Plan and the
                  Third Amended and Restated 1995 Crescent Real Estate Equities
                  Company Stock Incentive Plan (filed as Exhibit No. 10.11 to the Company 2001 10-K and incorporated herein by reference)

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

         10.13    Amended dated as of November 5, 1999 to the 1996 Crescent Real
                  Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 10.13 to the Company 2000 10-K and incorporated herein by reference)

         10.14    Crescent Real Estate Equities, Ltd. Dividend Incentive Unit
                  Plan (filed as Exhibit No. 10.14 to the Company 2000 10-K and incorporated herein by reference)

         10.15    Annual Incentive Compensation Plan for select Employees of
                  Crescent Real Estate Equities, Ltd. (filed as Exhibit No.
                  10.15 to the Company 2000 10-K and incorporated herein by reference)

       EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
       -------    ----------------------
         10.16    Crescent Real Estate Equities, Ltd. First Amended and Restated
                  401(k) Plan, as amended (filed as Exhibit No. 10.12 to the
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1998 of the Company and incorporated herein by reference)

         10.17    Form of Registration Rights, Look-up and Pledge Agreement
                  (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

         21.01    List of Subsidiaries (filed herewith)