Form 10-K405/A
period 2001-12-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 2002-04-01
CIK 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
                                       OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 333-42293
                                               ---------

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      75-2531304
------------------------------           ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

              777 Main Street, Suite 2100, Fort Worth, Texas 76102
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (817) 321-2100
                                                          ---------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 25, 2002, the aggregate market value of the 2,883,863 units of limited partnership interest held by non-affiliates of the registrant was approximately $113.6 million, based upon the closing price on the New York Stock Exchange of $19.70 for common shares of beneficial interest of Crescent Real Estate Equities Company. Each unit is exchangeable for two common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Crescent Real Estate Equities Company's 2002 Annual Meeting of Shareholders to be held in June 2002 are incorporated by reference into Part III.

         The Form 10-K of Crescent Real Estate Equities Limited Partnership (the "Operating Partnership") for the year ended December 31, 2001 is being amended to (i) amend the cover page to reflect certain additional and updated information relating to the Operating Partnership's capital (ii) amend and restate in its entirety Item 1. Business to update internal cross references to amended Items (iii) amend and restate in its entirety Item 6. Selected Financial Data to conform to financial statement changes in Item 8. Financial Statements and Supplementary Data (iv) amend and restate in its entirety Item 7. Management's Discussion and Analysis of Financial Condition and Historical Results of Operations to include certain additional information in response to a comment letter received from the Securities and Exchange Commission ("SEC") related to another filing, (v) amend and restate in its entirety Item 7A. Quantitative and Qualitative Disclosures about Market Risk to include certain additional information in response to a comment letter received from the SEC related to another filing and (vi) to amend and restate in its entirety Item 8. Financial Statements and Supplementary Data to include certain additional information in response to a comment letter received from the SEC related to another filing.

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                 PART I.

Item 1.    Business................................................................................        3


                                                PART II.

Item 6.    Selected Financial Data.................................................................       16
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations...........................................................................       17
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..............................       51
Item 8.    Financial Statements and Supplementary Data.............................................       53

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("the General Partner"), which owns an approximately 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 89% limited partner interest in the Operating Partnership, with the remaining approximately 10% limited partner interest held by other limited partners.

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

         On February 14, 2002, the Operating Partnership executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and the voting common stock in three of the Operating Partnership's Residential Development Corporations. The Operating Partnership will fully consolidate the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the date of the transfers of these assets. See "Note
22. Subsequent Events" included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Operating Partnership's agreement with COPI.

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

                              ENVIRONMENTAL MATTERS

         The Operating Partnership and its Properties are subject to a variety of federal, state and local environmental, health and safety laws, including:

         o Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA");

         o        Resource Conservation & Recovery Act;

         o        Clean Water Act;

         o        Clean Air Act;

         o        Toxic Substances Control Act; and

         o        Occupational Safety & Health Act.

         The application of these laws to a specific property that the Operating Partnership owns will be dependent on a variety of property-specific circumstances, including the former uses of the property and the building materials used at each property. Under certain environmental laws, principally CERCLA and comparable state laws, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. They may also be held liable to a governmental entity or third parties for property damage and for investigation and clean up costs such parties incur in connection with the contamination, whether or not the owner or operator knew of, or was responsible for, the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner or operator of a site also may be liable under certain environmental laws and common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

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

JOINT VENTURE ARRANGEMENTS

5 Houston Center

         On June 4, 2001, the Operating Partnership entered into a joint venture arrangement with a pension fund advised by JP Morgan Investment Management, Inc. ("JPM") to construct the 5 Houston Center Office Property within the Operating Partnership's Houston Center mixed-use Office Property complex in Houston, Texas. The Class A Office Property will consist of 577,000 net rentable square feet. The joint venture is structured such that the fund holds a 75% equity interest, and the Operating Partnership holds a 25% equity interest in the Property. In addition, the Operating Partnership is developing, and will manage and lease the Property on a fee basis.

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

             PROJECTED POPULATION GROWTH AND EMPLOYMENT GROWTH FOR
                       ALL OPERATING PARTNERSHIP MARKETS

                                                      Population            Employment
                                                       Growth                Growth
     Metropolitan Statistical Area                    2002-2011             2002-2011
     -------------------------------                  ----------            ----------
     Albuquerque, NM                                     22.05%               14.15%
     Austin, TX                                          26.02                36.61
     Colorado Springs, CO                                27.48                15.83
     Dallas, TX                                          15.89                20.92
     Denver, CO                                          11.34                19.76
     Fort Worth, TX                                      19.03                22.31
     Houston, TX                                         15.61                22.43
     Miami, FL                                            9.03                15.90
     Phoenix, AZ                                         27.24                33.41
     San Diego, CA                                       17.35                17.29
     UNITED STATES                                        8.49                12.01

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

         The Operating Partnership applies a well-defined leasing strategy in order to capture the potential rental growth in the Operating Partnership's portfolio of Office Properties as occupancy and rental rates increase within the markets and the submarkets in which the Operating Partnership has invested. The Operating Partnership's strategy is based, in part, on identifying and focusing on investments in submarkets in which weighted average full-service rental rates (representing base rent after giving effect to free rent and scheduled rent increases that would be taken into account under generally accepted accounting principles ("GAAP") and including adjustments for expenses payable by or reimbursed from customers) are significantly less than weighted average full-service replacement cost rental rates (the rate management estimates to be necessary to provide a return to a developer of a comparable, multi-tenant building sufficient to justify construction of new buildings) in that submarket. In calculating replacement cost rental rates, management relies on available third-party data and its own estimates of construction costs (including materials and labor in a particular market) and assumes replacement cost rental rates are achieved at a 95% occupancy level. The Operating Partnership believes that the difference between the two rates is a useful measure of the additional revenue that the Operating Partnership may be able to obtain from a property, because the difference should represent the amount by which rental rates would be required to increase in order to justify construction of new properties. For the Operating Partnership's Office Properties, the weighted average full-service rental rate as of December 31, 2001 was $22.42 per square foot, compared to an estimated weighted average full-service replacement cost rental rate of $30.23 per square foot.

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

5 Houston Center Office Property

         The Operating Partnership is currently developing the 5 Houston Center Office Property in Houston, Texas. Construction of the planned 27-story, Class A Office Property consisting of 577,000 net rentable square feet commenced in November 2000, and is expected to be completed in the fourth quarter of 2002. In June 2001, the Operating Partnership entered into a joint venture arrangement with a pension fund advised by JPM to construct this Office Property. The joint venture is structured such that the fund holds a 75% equity interest, and the Operating Partnership holds a 25% equity interest in the Property.

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

         See "Note 22. Subsequent Events" included in "Item 8. Financial Statements and Supplemental Data" for additional information regarding the Operating Partnership's agreement with COPI.

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

         See "Note 22. Subsequent Events" included in "Item 8. Financial Statements and Supplemental Data" for additional information regarding the Operating Partnership's agreement with COPI.

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

         AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent declined 11% for the year ended December 31, 2001, compared to the same period in 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and a reduction in the frequency of customer inventory turnover. AmeriCold Logistics deferred $25.5 million of rent for the year ended December 31, 2001, of which the Operating Partnership's share was $10.2 million. AmeriCold Logistics also deferred $19.0 million and $5.4 million of rent for the years ended December 31, 2000 and 1999, respectively, of which the Operating Partnership's share was $7.5 million and $2.1 million, respectively. In December 2001, the Temperature-Controlled Logistics Corporation waived its rights to collect $39.8 million of the total $49.9 million of deferred rent, of which the Operating Partnership's share was $15.9 million. The Temperature-Controlled Logistics Corporation had recorded adequate valuation allowances related to the waived deferred rental revenue during the years ended December 31, 2000, and 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Operating Partnership related to the Temperature-Controlled Logistics Corporation's decision to waive collection of the deferred rent.

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

         AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers include:

                                                                        PERCENTAGE OF
                                                                        2001 REVENUE
                                                                        -------------
H.J. Heinz & Co. ........................................................     16%
Con-Agra, Inc. ..........................................................      8
Sara Lee Corp. ..........................................................      5
McCain Foods, Inc. ......................................................      5
Tyson Foods, Inc. .......................................................      4
General Mills ...........................................................      4
J.R. Simplot ............................................................      3
Flowers Food, Inc. ......................................................      3
Pro-Fac Cooperative, Inc. ...............................................      2
Farmland Industries, Inc. ...............................................      2
Other ...................................................................     48
                                                                            ----
TOTAL ...................................................................    100%
                                                                            ====

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED HISTORICAL FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                              2001           2000           1999           1998           1997
                                                          ------------   ------------   ------------   ------------   ------------
Operating Data(1):
   Total revenue .......................................  $    725,326   $    739,697   $    746,279   $    698,343   $    447,373
   Operating income (loss) .............................         1,188        111,176        (54,954)       143,893        111,281
   Income before minority
      interests and extraordinary
      item .............................................        56,844        324,344         13,343        183,210        135,024
   Basic earnings per unit of partnership interest:
     Income (loss) before extraordinary
      item .............................................  $       0.33   $       4.24   $      (0.09)  $       2.52   $       2.50
    Net income (loss) ..................................          0.15           4.18          (0.09)          2.52           2.50
   Diluted earnings per unit of partnership interest:
     Income (loss) before extraordinary
      item .............................................  $       0.33   $       4.21   $      (0.09)  $       2.42   $       2.41
    Net income (loss) ..................................          0.15           4.15          (0.09)          2.42           2.41
BALANCE SHEET DATA
   (AT PERIOD END):
   Total assets(1) .....................................  $  4,422,826   $  4,827,999   $  4,951,420   $  5,045,949   $  4,182,875
   Total debt ..........................................     2,214,094      2,271,895      2,598,929      2,318,156      1,710,125
   Total partners' capital .............................     1,759,190      2,116,594      2,156,863      2,551,624      2,317,353
OTHER DATA:
   Funds from Operations(2) ............................  $    206,389   $    348,189   $    340,777   $    341,713   $    214,396
   Earnings before interest, taxes,
      depreciation and amortization(1)(3) ..............  $    488,427   $    541,294   $    526,154   $    459,992   $    299,390
   Cash distribution declared per
    unit of partnership interest .......................  $       3.70   $       4.40   $       4.40   $       3.72   $       2.74
   Weighted average
    units outstanding - basic ..........................    67,814,802     67,859,823     67,977,021     66,214,702     53,417,789
   Weighted average
    units outstanding - diluted ........................    68,578,210     68,458,230     68,945,780     70,194,031     55,486,729
   Cash flow provided by
    (used in):
    Operating activities ...............................  $    238,621   $    297,227   $    335,829   $    299,514   $    211,550
    Investing activities ...............................       210,356        144,843       (204,345)      (820,429)    (2,294,766)
    Financing activities ...............................      (455,976)      (475,529)      (169,210)       564,680      2,123,744

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

     (2) Funds from Operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), effective January 1, 2000, and as used herein, means net income (loss) (determined in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, excluding extraordinary items (as defined by GAAP), plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. For a more detailed definition and description of FFO, and the reduction in FFO that would result for the years ended December 31, 2001 and 2000 if the intracompany loan and the resulting interest income were eliminated, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     o    Adverse changes in the financial condition of existing customers;

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

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------
                                                                                   PERCENTAGE/
                                                   2001              2000         POINT INCREASE
                                               ------------      ------------     --------------
         (IN MILLIONS)
         Same-store Revenues                   $      552.5      $      519.9             6.3%
         Same-store Expenses                         (250.1)           (229.3)            9.1%
                                               ------------      ------------
         Net Operating Income                  $      302.4      $      290.6             4.1%
                                               ============      ============

         Weighted Average Occupancy                    92.3%             91.8%            0.5 pt

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leases compared to expiring leases at the Operating Partnership's Office Properties owned as of December 31, 2001.

                                                              FOR THE YEAR ENDED DECEMBER 31, 2001
                                               -------------------------------------------------------------------
                                                  SIGNED                   EXPIRING                 PERCENTAGE
                                                  LEASES                    LEASES                   INCREASE
                                               ------------              -----------            ------------------

         Renewed or re-leased (1)                 1,890,000 sq. ft.         N/A                             N/A
         Weighted average full-
              service rental rate (2)          $      23.67 per sq. ft.     $20.21 per sq. ft.               17%
         FFO annual net effective
              rental rate (3)                  $      14.70 per sq. ft.     $11.21 per sq. ft.               31%

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

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                                                          PERCENTAGE/
                                                                                        POINT INCREASE
                                                             2001            2000         (DECREASE)
                                                          ----------      ----------    --------------

         Weighted average occupancy(1)                            70%             76%             (6)pts
         Average daily rate(1)                            $      245      $      238               3%
         Revenue per available room/guest(1)              $      170      $      180              (6)%

----------

(1)  Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
     2000.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. As a result, the subsidiaries of the Operating Partnership became the lessees of these Resort/Hotel Properties. The Operating Partnership will fully consolidate the operations of the eight Resort/Hotel Properties beginning on the date of the asset transfers. See "Note 22. Subsequent Events" included in "Item 8. Financial Statements and Supplemental Data" for additional information regarding the Operating Partnership's agreement with COPI.

         The following table shows the Resort/Hotel Property same-store net operating income for the years ended December 31, 2001 and 2000, for the nine Resort/Hotel Properties owned during both of these periods.

                                                                           FOR THE YEAR
                                                                         ENDED DECEMBER 31,
                                                            ----------------------------------------
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

                                             FOR THE YEAR
                                           ENDED DECEMBER 31,
                                      ---------------------------
                                         2001             2000
                                      ----------       ----------

Residential lot sales                      1,718            2,033
Average sales price per lot           $   72,000       $   62,000
Commercial land sales                         94 acres        124 acres
Average sales price per acre          $  337,000       $  308,000

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

                                              FOR THE YEAR
                                           ENDED DECEMBER 31,
                                      ---------------------------
                                        2001               2000
                                      ---------          --------

Residential lot sales                        86               178
Average sales price per lot(1)        $ 688,000          $619,000

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

                                                            FOR THE YEAR
                                                         ENDED DECEMBER 31,
                                                 -----------------------------------
                                                     2001                   2000
                                                 ------------           ------------

Active projects                                            14                     12
Residential lot sales                                     181                    343
Residential unit sales:
   Townhome sales                                          11                     19
   Single-family home sales                                --                      5
   Equivalent timeshare unit sales                         11                     --
   Condominium sales                                      109                     26
Commercial land sales                                      -- acres                9 acres
Average sale price per residential lot           $     73,000           $    136,000
Average sale price per residential unit          $        1.0 million           $1.6 million

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

         In the first quarter of 2000, AmeriCold Logistics started to experience a slowing in revenue growth from the previous year, primarily due to customers focusing more interest on inventory management in an effort to improve operating performance. Starting in 2000 and continuing into 2001, AmeriCold Logistics has seen consolidation among retail and food service channels begin to significantly limit the ability of manufacturers to pass along cost increases by raising prices. Because of this, manufacturers are focused on supply chain cost (such as inventory management, transportation and distribution) reduction initiatives in an effort to improve operating performance. In the third quarter of 2000, AmeriCold Logistics' same-store earning before interest, taxes, depreciation and amortization, and rent ("EBITDAR") declined 2% for the nine months ended September 30, 2000 compared to the same period in 1999. As a result of the reductions in revenues and the second consecutive quarter decline in same-store EBITDAR, AmeriCold Logistics was unable to fulfill its rental obligation under the leases which resulted in deferred rent. At that time, the Temperature-Controlled Logistics Corporation recorded a valuation allowance for 100% of the rent that had been deferred during the three months ended September 30, 2000 and has continued to record a valuation allowance for 100% of the deferred rent prospectively. AmeriCold Logistics' experienced a 2% decline in same-store EBITDAR during 2000 compared to 1999 and an 11% decline in same-store EBITDAR during 2001 compared to 2000.

         AmeriCold Logistics deferred $25.5 million of rent for the year ended December 31, 2001, of which the Operating Partnership's share was $10.2 million. AmeriCold Logistics also deferred $19.0 million and $5.4 million of rent for the years ended December 31, 2000 and 1999, respectively, of which the Operating Partnership's share was $7.5 million and $2.1 million, respectively. In December 2001, the Temperature-Controlled Logistics Corporation waived its rights to collect $39.8 million of the total $49.9 million of deferred rent, of which the Operating Partnership's share was $15.9 million. The Temperature-Controlled Logistics Corporation recorded adequate valuation allowances related to the waived deferred rental revenue during the years ended December 31, 2000 and 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Operating Partnership related to the Temperature-Controlled Logistics Corporation's decision to waive collection of the deferred rent.

                                            DEFERRED RENT              VALUATION ALLOWANCE                WAIVED RENT
                                      --------------------------    -------------------------     --------------------------
(IN MILLIONS)                                         OPERATING                    OPERATING                      OPERATING
                                                     PARTNERSHIP                  PARTNERSHIP                    PARTNERSHIP
                                        TOTAL          PORTION        TOTAL         PORTION         TOTAL          PORTION
                                      ----------     -----------    ----------    -----------     ----------     -----------
For the year ended December 31,
1999                                  $      5.4     $      2.1     $       --     $       --     $       --     $       --
2000                                        19.0            7.5           16.3            6.5             --             --
2001                                        25.5           10.2           25.5           10.2           39.8           15.9
                                      ----------     ----------     ----------     ----------     ----------     ----------

Balance at December 31, 2001          $     49.9     $     19.8     $     41.8     $     16.7     $     39.8     $     15.9
                                      ==========     ==========     ==========     ==========     ==========     ==========

         Management believes that EBITDAR is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics prior to the payment of rent to the Operating Partnership. Therefore, management believes EBITDAR is a reasonable indication of AmeriCold Logistics' ability to make rent payments to the Operating Partnership. The following table shows EBITDAR, lease payment, cash flow from operations and net loss for AmeriCold Logistics for the years ended December 31, 2001 and 2000.

                                             FOR THE YEAR ENDED
                                                DECEMBER 31,
                                           ----------------------
     (in millions)                           2001          2000
                                           --------      --------

     EBITDAR(1)                            $  135.8      $  162.1
     Lease Payment (2)                        146.0         160.5
     Cash Flow from Operations                  9.5           3.0
     Net Loss                                  (5.7)        (18.4)

----------

(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

(2) Represents the rental obligation (excluding the effect of straight-lining rents and deferred rent) of AmeriCold Logistics.

         The Temperature-Controlled Logistics Corporation completed the acquisition of one facility in the first quarter of 2001 for $10.0 million and completed the construction of one facility in the third quarter of 2001 for $15.8 million, representing a total of approximately 8.5 million cubic feet (0.2 million square feet.)

CHARTER BEHAVIORAL HEALTH SYSTEMS ("CBHS")

         During the year ended December 31, 1999, the Operating Partnership received cash rental payments of approximately $35.3 million from CBHS. As of December 31, 1999, the behavioral healthcare segment consisted of 88 behavioral healthcare properties in 24 states, all of which were leased to CBHS and its subsidiaries under a triple-net master lease. However, during 1999, CBHS's business was negatively affected by many factors, including adverse industry conditions, and CBHS failed to perform in accordance with its operating budget. In the third quarter of 1999 CBHS was unable to meet its rental obligation to the Operating Partnership and the Operating Partnership began to recognize rent from CBHS on a cash basis due to the uncertainty that CBHS would be able to fulfil its rental obligations under the lease. In the fourth quarter of 1999, the Operating Partnership, COPI, Magellan Health Services, Inc. ("Magellan") and CBHS completed a recapitalization of CBHS. Pursuant to the recapitalization, Magellan transferred its remaining hospital-based assets to CBHS, canceled its accrued franchise fees and terminated the franchise agreements, pursuant to which Magellan had provided services to CBHS in exchange for franchise fees.

         The following financial statement charges were made with respect to the Operating Partnership's investment in the behavioral healthcare properties for the year ended December 31, 1999:

o CBHS rent was reflected on a cash basis beginning in the third quarter of 1999;

o The Operating Partnership wrote-off the rent that was deferred according to the CBHS lease agreement from the commencement of the lease in June of 1997 through June 30, 1999. The balance written-off totaled $25.6 million;

o The Operating Partnership wrote-down its behavioral healthcare real estate assets by approximately $103.8 million to a book value of $245.0 million;

o The Operating Partnership wrote-off the book value of warrants to purchase common shares of Magellan of $12.5 million;

o The Operating Partnership recorded approximately $15.0 million of additional expense to be used by CBHS as working capital; and

o The Operating Partnership ceased recording depreciation expense in the beginning of November of 1999 on the behavioral healthcare properties that were classified as held for disposition.

         On February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware.

         During the year ended December 31, 2000, payment and treatment of rent for the behavioral healthcare properties was subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Operating Partnership received approximately $15.4 million in rent and interest from CBHS during the year ended December 31, 2000. The Operating Partnership also completed the sale of 60 behavioral healthcare properties previously classified as held for disposition during the year ended December 31, 2000 (contained in Net Investment in Real Estate). The sales generated approximately $233.7 million in net proceeds and a net gain of approximately $58.6 million for the year ended December 31, 2000. During the year ended December 31, 2000, the Operating Partnership recognized an impairment loss of approximately $9.3 million on the behavioral healthcare properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less the costs of the sales. At December 31, 2000, the carrying value for the 28 behavior healthcare properties classified as held for disposition was $68.5 million (contained in Net Investment in Real Estate). Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale.

         The Operating Partnership received approximately $6.0 million in repayment of a working capital loan from CBHS during the year ended December 31, 2001. The Operating Partnership also completed the sale of 18 behavioral healthcare properties previously classified as held for disposition during the year ended December 31, 2001. The sales generated approximately $34.7 million in net proceeds and a net gain of approximately $1.6 million for the year ended December 31, 2001. During the year ended December 31, 2001, the Operating Partnership recognized an impairment loss of approximately $8.5 million on the behavioral healthcare properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less the costs of the sales. At December 31, 2001, the carrying value for the 10 behavior healthcare properties classified as held for disposition was $27.9 million (contained in Net Investment in Real Estate). Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale.

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

                                                      FINANCIAL DATA AS A PERCENTAGE OF TOTAL    TOTAL VARIANCE IN DOLLARS BETWEEN
                                                      REVENUES FOR THE YEAR ENDED DECEMBER 31,      THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------  ---------------------------------
                                                                                                         (IN MILLIONS)
                                                        2001            2000            1999       2001 AND 2000   2000 AND 1999
                                                     ----------      ----------      ----------    -------------   -------------
REVENUES
   Office properties                                       84.1%           81.9%           82.3%     $      4.1     $     (8.5)
   Resort/Hotel properties                                  6.3             9.8             8.8           (26.4)           6.9
   Interest and other income(1)                             9.6             8.3             8.9             7.9           (5.0)
                                                     ----------      ----------      ----------      ----------     ----------
     TOTAL REVENUES                                       100.0%          100.0%          100.0%     $    (14.4)    $     (6.6)
                                                     ----------      ----------      ----------      ----------     ----------

EXPENSES
   Operating expenses                                      36.5%           33.8%           34.4%     $     13.9     $     (7.1)
   Corporate general and administrative                     3.3             3.3             2.2             0.1            7.8
   Interest expense                                        25.1            27.5            25.7           (20.8)          11.2
   Amortization of deferred financing costs                 1.3             1.3             1.4            (0.3)          (0.8)
   Depreciation and amortization                           17.4            16.7            17.6             2.4           (7.9)
   Settlement of merger dispute                              --              --             2.0              --          (15.0)
   Impairment and other charges related
     to real estate assets                                  3.5             2.4            24.0             7.5         (160.9)
   Impairment and other charges related
     to COPI                                               12.8              --              --            92.8             --
                                                     ----------      ----------      ----------      ----------     ----------
     TOTAL EXPENSES                                        99.9%           85.0%          107.3%           95.6         (172.7)
                                                     ----------      ----------      ----------      ----------     ----------
OPERATING INCOME (LOSS)                                     0.1%           15.0%           (7.3)%    $   (110.0)    $    166.1

OTHER INCOME
   Equity in net income of unconsolidated companies:
     Office properties                                      0.8             0.4             0.7             2.9           (2.1)
     Residential development properties                     5.7             7.2             5.7           (12.5)          10.6
     Temperature-controlled logistics properties            0.2             1.0             2.0            (6.3)          (7.6)
     Other                                                  0.4             1.6             0.7            (8.6)           6.5
                                                     ----------      ----------      ----------      ----------     ----------
     TOTAL EQUITY IN NET INCOME FROM
     UNCONSOLIDATED COMPANIES                               7.1%           10.2%            9.1%     $    (24.5)    $      7.4

   Gain on property sales, net                              0.6            18.6              --          (133.1)         137.5

                                                     ----------      ----------      ----------      ----------     ----------
     TOTAL OTHER INCOME AND EXPENSE                         7.7%           28.8%            9.1%     $   (157.6)    $    144.9
                                                     ----------      ----------      ----------      ----------     ----------

INCOME (LOSS) BEFORE MINORITY INTERESTS
     AND EXTRAORDINARY ITEM                                 7.8%           43.8%            1.8%     $   (267.6)    $    311.0

   Minority interests                                      (2.9)           (2.7)           (0.1)           (0.8)         (18.7)
                                                     ----------      ----------      ----------      ----------     ----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                 4.9%           41.1%            1.7%     $   (268.4)    $    292.3

     Extraordinary item - extinguishment of debt           (1.7)           (0.6)             --            (7.8)          (4.4)
                                                     ----------      ----------      ----------      ----------     ----------

NET INCOME (LOSS)                                           3.2%           40.5%            1.7%     $   (276.2)    $    287.9

   6 3/4% Series A Preferred Unit distributions            (1.9)           (1.8)           (1.8)             --             --
   Share repurchase agreement return                         --            (0.4)           (0.1)            2.9           (2.3)
   Forward share purchase
        agreement return                                     --              --            (0.6)             --            4.3
                                                     ----------      ----------      ----------      ----------     ----------

NET INCOME (LOSS) AVAILABLE TO
   PARTNERS                                                 1.3%           38.3%           (0.8)%    $   (273.3)    $    289.9
                                                     ==========      ==========      ==========      ==========     ==========

----------

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

EXPENSES

         Total expenses increased $95.6 million, or 15.2%, to $724.1 million for the year ended December 31, 2001, as compared to $628.5 million for the year ended December 31, 2000. The primary components of the increase in total expenses are discussed below.

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

         The increase in impairment and other charges related to real estate assets of $7.5 million is due to:

               o the conversion of the Operating Partnership's preferred member interest in Metropolitan Partners, LLC
                    ("Metropolitan") into common stock of Reckson Associates Realty Corp. ("Reckson"), which resulted in an impairment charge of $11.9 million; partially offset by

               o a decrease in the impairment loss of $3.5 million, from $8.5 million in 2000 to $5.0 million in 2001, recognized on a fund which primarily holds real estate investments and marketable securities, in which the Operating Partnership has an interest; and

               o a decrease in the impairment of the behavioral healthcare properties of $0.9 million.

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

OTHER INCOME

         Other income decreased $157.6 million, or 73.9%, to $55.6 million for the year ended December 31, 2001, as compared to $213.2 million for the year ended December 31, 2000. This decrease is due to:

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

         The net decrease in gain on property sales of $133.1 million for the year ended December 31, 2001, as compared to the same period in 2000, is attributable to a decrease in net gains recognized primarily on Office, Resort/Hotel and behavioral healthcare property sales for the year ended December 31, 2001, as compared with the same period in 2000.

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

EXPENSES

         Total expenses decreased $172.7 million, or 21.6%, to $628.5 million for the year ended December 31, 2000, as compared to $801.2 million for the year ended December 31, 1999.

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

         An additional decrease in expenses of $175.9 million is primarily attributable to:

               o non-recurring costs of $15.0 million in connection with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station Casinos, Inc. in the first quarter of 1999; and

               o a decrease of $169.5 million due to the impairment and other charges related to the behavioral healthcare properties in the third quarter of 1999 and the impairment charge in the fourth quarter of 1999 on one of the Office Properties held for disposition as compared to the year ended December 31, 2000; partially offset by

               o an impairment loss of $8.5 million recognized in 2000 on a fund which primarily holds real estate investments and marketable securities, in which the Operating Partnership has an interest.

OTHER INCOME

         Other income increased $144.9 million, or 212.2%, to $213.2 million for the year ended December 31, 2000, as compared to $68.3 million for the year ended December 31, 1999. The components of the increase in other income are discussed below.

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

         The increase in net gain on property sales of $137.5 million for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to net gains primarily recognized on Office, Resort/Hotel and behavioral healthcare property sales.

                         LIQUIDITY AND CAPITAL RESOURCES



         Cash and cash equivalents were $31.6 million and $38.6 million at December 31, 2001, and December 31, 2000, respectively. This 18.1% decrease is attributable to $456.0 million used in financing activities, partially offset by $210.4 million and $238.6 million provided by investing and operating activities, respectively.


                                                                         DECEMBER 31,
                                                                             2001
                                                                         ------------
                                                                         (in millions)
Cash Provided by Operating Activities                                    $      238.6
Cash Provided by Investing Activities                                           210.4
Cash Used in Financing Activities                                              (456.0)
                                                                         ------------
Decrease in Cash and Cash Equivalents                                    $       (7.0)
Cash and Cash Equivalents, Beginning of Period                                   38.6
                                                                         ------------
Cash and Cash Equivalents, End of Period                                 $       31.6
                                                                         ============



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

            o a $10.9 million increase in notes receivable, primarily as a result of approximately $10.0 million related to secured loans to AmeriCold Logistics; and

            o a $2.2 million increase in restricted cash and cash equivalents, primarily related to the escrow of funds to purchase a parking garage in Denver, Colorado, which was purchased during the first quarter of 2002, partially offset by escrow reimbursements for capital expenditures at the Resort/Hotel Properties and the Office Properties.

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

COPI

         In April 1997, the Operating Partnership established a new Delaware corporation, Crescent Operating, Inc. or COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

         COPI was formed to become a lessee and operator of various assets to be acquired by the Operating Partnership and to perform the intercompany agreement between COPI and the Operating Partnership, pursuant to which each agreed to provide the other with rights to participate in certain transactions. The Operating Partnership was not permitted to operate or lease these assets under the tax laws, in effect at that time, applicable to REITs. In connection with the formation and capitalization of COPI, and the subsequent operations and investments of COPI since 1997, the Operating Partnership made loans to COPI under a line of credit and various term loans.

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

         In addition, the Operating Partnership has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. COPI obtained the loan primarily to participate in investments with the Operating Partnership. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John C. Goff, the Vice-

Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, enter into a support agreement with COPI and Bank of America, pursuant to which they agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and the net proceeds of an offering of COPI securities were insufficient to allow COPI to pay Bank of America in full. The Operating Partnership believes, based on advice of counsel, that the support agreement should be unenforceable in a COPI bankruptcy. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur.

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

INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         Investments in which the Operating Partnership does not have a controlling interest are accounted for under the equity method. The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies or equity investments:

                                                                                               OPERATING PARTNERSHIP'S OWNERSHIP
                     ENTITY                                  CLASSIFICATION                        AS OF DECEMBER 31, 2001
---------------------------------------------------    -----------------------------------     ---------------------------------
Desert Mountain Development Corporation(1)             Residential Development Corporation               95.0%(2)(3)

The Woodlands Land Company, Inc.(1)                    Residential Development Corporation               95.0%(2)(4)

Crescent Resort Development, Inc.(1)                   Residential Development Corporation               90.0%(2)(5)

Mira Vista Development Corp.                           Residential Development Corporation               94.0%(2)(6)

Houston Area Development Corp.                         Residential Development Corporation               94.0%(2)(7)

Temperature-Controlled Logistics Partnership            Temperature-Controlled Logistics                 40.0%(8)

The Woodlands Commercial
    Properties Company, L.P.                                         Office                              42.5%(9)(10)

Main Street Partners, L.P.                                  Office (Bank One Center)                     50.0%(11)

Crescent 5 Houston Center, L.P.                             Office (5 Houston Center)                    25.0%(12)

Austin PT BK One Tower Office Limited Partnership            Office (Bank One Tower)                     20.0%(13)

Houston PT Four Westlake Office Limited Partnership        Office (Four Westlake Park)                   20.0%(13)

DBL Holdings, Inc.                                                    Other                              97.4%(14)

CRL Investments, Inc.(1)                                              Other                              95.0%(15)

CR License, LLC(1)                                                    Other                              28.5%(16)


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

(5) The remaining 10.0% interest in Crescent Resort Development, Inc., representing 100% of the voting stock, is owned by COPI Colorado, L. P., of which 60.0% was owned by COPI as of December 31, 2001, with 20% owned by John Goff, the Vice-Chairman of the Board of Trust Managers and

         Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, and 20% owned by a third party.

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

(11) The remaining 50.0% interest in Main Street Partners, L.P. is owned by TrizecHahn Corporation.

(12)     See "5 Houston Center" below.

(13)     See "Four Westlake Park and Bank One Tower" below.

(14) John Goff, the Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $0.4 million, and approximately $0.06 million in cash, or total consideration valued at $0.4 million. At December 31, 2001, Mr. Goff's interest in DBL was approximately $0.6 million.

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

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Operating Partnership entered into joint venture arrangements with an affiliate of General Electric Pension Fund ("GE") in which the Operating Partnership contributed two Office Properties, Four Westlake Park in Houston, Texas, and Bank One Tower in Austin, Texas into the joint ventures and GE made a cash contribution. The joint ventures are structured such that GE holds an 80% equity interest in each of Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Class A Office Property located in downtown Austin. The Operating Partnership continues to hold the remaining 20% equity interests in each Property, which are accounted for under the equity method. The joint ventures generated approximately $120.0 million in net cash proceeds to the Operating Partnership, including distributions to the Operating Partnership resulting from the sale of its 80% equity interest and from mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership has no commitment to reinvest the cash proceeds back into the joint ventures. The joint ventures were accounted for as partial sales of these Office Properties, resulting in a gain of approximately $7.6 million, net of a deferred gain of approximately $1.9 million. In addition, the Operating Partnership manages and leases the Office Properties on a fee basis. During the year ended December 31, 2001, the Operating Partnership recognized $0.2 million for these services.

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

RELATED PARTY DISCLOSURES

DBL

         As of December 31, 2001, the Operating Partnership owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. Originally, Mr. Goff contributed his voting interests in MVDC and HADC originally valued at approximately $0.4 million, and approximately $0.06 million in cash, or total consideration valued at approximately $0.4 million for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc., and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in MVDC and HADC. At December 31, 2001, Mr. Goff's interest in DBL was approximately $0.6 million.

         Since June 1999, the Operating Partnership has contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMAC Commercial Mortgage Corporation ("GMACCM"). The ownership structure of GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and 50% by Mr. Goff. Mr. Rainwater is also a limited partner of GMSP. At December 31, 2001, DBL has an approximately $14.1 million investment in G2.

         In March 1999, DBL-CBO, Inc. acquired $6.0 million aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. At December 31, 2001 this investment was valued at approximately $5.4 million.

COPI Colorado, L. P.

         As of December 31, 2001, CRD was owned 90% by the Operating Partnership and the remaining 10%, representing 100% of the voting stock, was owned by COPI Colorado, L.P. ("COPI Colorado"), of which 60% was owned by COPI, with 20% owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, and 20% owned by a third party.

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

Loans to Employees of the Operating Partnership and Trust Managers of the Company for Exercise of Stock Options and Unit Options

         As of December 31, 2001, the Operating Partnership had approximately $32.9 million of loans outstanding (including approximately $3.9 million loaned during the year ended December 31, 2001) to certain employees of the Operating Partnership and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and the Operating Partnership's unit incentive plans pursuant to an agreement approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company and units of the Operating Partnership pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, the Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, had a loan representing $26.3 million of the $32.9 million total outstanding loans at December 31, 2001.

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

         As of December 31, 2001, the annual interest rate on the note was approximately 8.56%. For the year ended December 31, 2001, the Operating Partnership recognized interest income of $29.3 million on the note. See "Note
13. Partners' Capital." The repurchased common shares will be held in SH IX until all the Class A Units are redeemed. The Company, as a partner of the Operating Partnership, receives quarterly distributions from the Operating Partnership, which it then uses to make distributions to it shareholders. Distributions on these repurchased common shares will continue to be paid by the Company to SH IX, as a shareholder of the Company, and will be used by SH IX to make payments of interest due to Funding IX on the loan. Funding IX in turn will use these funds to pay dividends on the Class A Units.

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


                                                                                     AFTER ELIMINATION OF
                                                      GAAP PRESENTATION               INTRACOMPANY LOAN

                                                    YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                     2001           2000              2001             2000
                                                     ----           ----              ----             ----
BALANCE SHEET DATA
(AT PERIOD END):
  Total assets                                  $   4,422,826   $   4,827,999    $   4,138,102    $   4,542,913

OPERATING DATA:
  Total revenues                                      725,326         739,697          696,054          718,405
  Operating income (loss)                               1,188         111,176          (28,084)          89,884
  Income before minority interests
    and extraordinary item                             56,844         324,344           27,572          303,052
  Net income (loss)                                    24,006         300,084           (5,266)         278,792
  Basic earnings per unit(1):
     Income (loss) before
     extraordinary item                         $        0.33   $        4.24    $       (0.11)   $        4.23
  Diluted earnings per unit(1):
     Income (loss) before
     extraordinary item                         $        0.33   $        4.21    $       (0.11)   $        4.19



----------

(1) The weighted average units used to calculate basic and diluted earnings per unit in accordance with GAAP include the common shares of the Company held in SH IX of 14,468, 623 (7,234,312 equivalent units) and 8,184,578 (4,092,289 equivalent units) for the years ended December 31, 2001 and 2000, respectively. The adjusted basic and diluted earnings per unit after the elimination of the intracompany loan exclude the common shares of the Company held in SH IX.

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

         The Company expects the Share Repurchase Program to continue to be funded through a combination of debt, equity, joint venture capital and selected asset disposition alternatives available to the Company which, in come cases, may be secured by the repurchased common shares. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

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

         The Share Repurchase Agreement was accounted for under EITF 96-13 and was considered an equity instrument similar to a preferred stock instrument with a cumulative fixed dividend, the forward accretion component or guaranteed return to UBS was accounted for like a preferred dividend. Additionally, the common shares actually issued and outstanding were considered in both the basic and diluted weighted-average shares calculations. The diluted earnings per share calculation also included any contingently issuable common shares.

         The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary and Intracompany Loan" above.

BROADBAND

         In 2000, the Operating Partnership made an equity investment in Broadband Office, Inc. ("Broadband"), (a facilities-based provider of broadband data, video and voice communication services delivered over fiber optic networks), and related entities. In May 2001, Broadband filed for Chapter 11 bankruptcy protection, and the Operating Partnership's investment in Broadband was approximately $7.2 million. Yipes Communications Group, Inc. ("Yipes"), another telecom provider, has received approval from the federal bankruptcy court to acquire certain rights formerly owned by Broadband. In addition, Yipes has executed agreements with nine major real estate entities, including the Operating Partnership, to assume telecom licensing agreements, in modified formats. As part of this transaction, the Operating Partnership acquired ownership of certain telecom assets previously owned by Broadband and located within office properties in consideration for conveyance of its equity interest in Broadband to Yipes. These telecom assets were independently appraised and valued in excess of the Operating Partnerships' equity interest in Broadband. As a result, the Operating Partnership reclassified its investment in Broadband of approximately $7.2 million from Other Assets to Building Improvements during the year ended December 31, 2001. Therefore, Broadband's bankruptcy did not have a material effect on the Operating Partnership's results of operations for the year ended December 31, 2001 or its financial position as of December 31, 2001.

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

LIQUIDITY REQUIREMENTS

         As of December 31, 2001, the Operating Partnership had unfunded capital requirements of approximately $55.9 million relating to capital investments. The table below specifies the Operating Partnership's total capital requirements relating to these projects, amounts funded as of December 31, 2001, amounts remaining to be funded, and short-term and long-term capital requirements.


                                                                                                   CAPITAL REQUIREMENTS
                                                                   AMOUNT                      ---------------------------
(IN MILLIONS)                                                   FUNDED AS OF       AMOUNT       SHORT-TERM      LONG-TERM
                                                    TOTAL       DECEMBER 31,     REMAINING       (NEXT 12         (12+
          PROJECT                                  COST(1)         2001           TO FUND       MONTHS)(2)     MONTHS)(2)
          -------                               ------------    ------------    ------------   ------------   ------------
RESIDENTIAL DEVELOPMENT SEGMENT
      Tahoe Mountain Resorts                    $      100.0    $      (71.2)   $       28.8   $       28.8   $         --
                                                ------------    ------------    ------------   ------------   ------------

OTHER
      SunTx (3)                                 $       19.0    $       (7.4)   $       11.6   $        4.0   $        7.6
      Spinco(4)                                         15.5              --            15.5           15.5             --
                                                ------------    ------------    ------------   ------------   ------------
                                                $       34.5    $       (7.4)   $       27.1   $       19.5   $        7.6

TOTAL                                           $      134.5    $      (78.6)   $       55.9   $       48.3   $        7.6
                                                ============    ============    ============   ============   ============

----------

(1)      All amounts are approximate.

(2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.

(3) This commitment is related to the Operating Partnership's investment in a private equity fund.

(4) The Operating Partnership has agreed to form and capitalize a separate entity to be owned by the Company's shareholders and the Operating Partnership's unitholders, and to cause the new entity to commit to acquire COPI's entire membership interest in AmeriCold Logistics.

         The Operating Partnership expects to fund its short-term capital requirements of approximately $48.3 million through a combination of cash, net cash flow from operations, return of capital (investment) from the Residential Development Corporations and borrowings under the Fleet Facility. The Operating Partnership plans to meet its maturing debt obligations during 2002 of approximately $245.2 million, primarily through additional or replacement debt financing or equity transactions.

         The Operating Partnership expects to meet its other short-term capital requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, distributions to shareholders and unitholders, and expenses related to the COPI bankruptcy of approximately $14.0 million, primarily through cash flow provided by operating activities. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Operating Partnership expects to finance such requirements with available cash proceeds received from joint ventures and select property sales, and borrowings under the Fleet Facility or additional debt financing.

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

         In addition to the Operating Partnership's liquidity requirements stated above, as of December 31, 2001, the Operating Partnership also has guarantees or letters of credit related to approximately $89.3 million, or 17% of its maximum borrowings available under its unconsolidated debt. At December 31, 2001, the Operating Partnership had guarantees or letters of credit related to approximately $17.0 million, or 4% of its total outstanding unconsolidated debt. See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" included in "Item 8. Financial Statements and Supplementary Data" for more information about the Operating Partnership's unconsolidated investments and the underlying debt related to these investments.

REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856 of the Code. As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of its REIT taxable income to its shareholders.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements existing as of December 31, 2001, are shown below (dollars in thousands):


                                                              INTEREST                                                 BALANCE
                                                              RATE AT                              EXPECTED         OUTSTANDING AT
                                              MAXIMUM       DECEMBER 31,       MATURITY             PAYOFF           DECEMBER 31,
        DESCRIPTION                         BORROWINGS          2001             DATE                DATE                2001
        -----------                       --------------   --------------      --------            --------         --------------
SECURED FIXED RATE DEBT:
   JP Morgan Mortgage Note(1)             $      199,386             8.31%     October 2016      October 2006       $      199,386
   AEGON Partnership Note(2)                     269,930             7.53       July 2009          July 2009               269,930
   LaSalle Note I(3)                             239,000             7.83      August 2027        August 2007              239,000
   LaSalle Note II(4)                            161,000             7.79       March 2028         March 2006              161,000
   CIGNA Note (5)                                 63,500             7.47     December 2002      December 2002              63,500
   Metropolitan Life Note V(6)                    38,696             8.49     December 2005      December 2005              38,696
   Northwestern Life Note (7)                     26,000             7.66      January 2004       January 2004              26,000
   Mitchell Mortgage Note(8)                       6,244             7.00      August 2002        August 2002                6,244
   Nomura Funding VI Note (9)                      8,187            10.07       July 2020          July 2010                 8,187
   Woodmen of the World Note(10)                   8,500             8.20       April 2009         April 2009                8,500
   Rigney Promissory Note (11)                       651             8.50     November 2012        June 2012                   651
                                          --------------   --------------                                           --------------
    Subtotal/Weighted Average             $    1,021,094             7.85%                                          $    1,021,094
                                          --------------   --------------                                           --------------

UNSECURED FIXED RATE DEBT:
   Notes due 2007(12)                     $      250,000             7.50%    September 2007     September 2007     $      250,000
   Notes due 2002(12)                            150,000             7.00     September 2002     September 2002            150,000
                                          --------------   --------------                                           --------------
    Subtotal/Weighted Average             $      400,000             7.31%                                          $      400,000
                                          --------------   --------------                                           --------------

SECURED VARIABLE RATE DEBT(13):
   Fleet Fund I and II Term Loan(14)      $      275,000             5.39%       May 2005           May 2005        $      275,000
   Deutsche Bank - CMBS Loan(15)                 220,000             5.84        May 2004           May 2006               220,000
                                          --------------   --------------                                           --------------
    Subtotal/Weighted Average             $      495,000             5.59%                                          $      495,000
                                          --------------   --------------                                           --------------


UNSECURED VARIABLE RATE DEBT:
   JPMorgan Loan Sales Facility(16)       $       50,000             3.25%                       January 2002       $       10,000
   Fleet Bridge Loan(17)                          50,000             5.71      August 2002        August 2002                5,000
   Fleet Facility(14)                            400,000             3.92        May 2004           May 2005               283,000
                                          --------------   --------------                                           --------------
                                          $      500,000             3.93%                                          $      298,000
                                          --------------   --------------                                           --------------
    TOTAL/WEIGHTED AVERAGE                $    2,416,094             6.72%(18)                                      $    2,214,094
                                          ==============   ==============                                           ==============
    AVERAGE REMAINING TERM                                                      8.4 years          4.3 years



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


                         SECURED            UNSECURED            TOTAL
                       -----------          ---------         -----------
(in thousands)
2002                   $    80,157          $ 165,000         $   245,157
2003                        15,060                 --              15,060
2004                       262,857(1)         283,000(1)          545,857
2005                       329,339                 --             329,339
2006                       347,207                 --             347,207
Thereafter                 481,474            250,000             731,474
                       -----------          ---------         -----------
                       $ 1,516,094          $ 698,000         $ 2,214,094
                       ===========          =========         ===========



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

New Debt Resulting from Refinancing


                                              MAXIMUM                INTEREST                  MATURITY
              DESCRIPTION                    BORROWING                 RATE                      DATE
              -----------                    ---------       --------------------------        --------
     (dollars in millions)
Fleet Facility                                 $ 400.0(1)   LIBOR + 187.5 basis points        2004(2)
Fleet Fund I and II Term Loan                  $ 275.0      LIBOR + 325 basis points          2005
Deutsche Bank - CMBS Loan                      $ 220.0      LIBOR + 234 basis points          2004(3)
Deutsche Bank Short-Term Loan                  $  75.0      LIBOR + 300 basis points          2001(4)

----------
(1) The $400.0 million Fleet Facility is an unsecured revolving line of credit. The weighted average interest rate from the origination of the loan in May 2001 through December 31, 2001 is 5.38%.

(2)  One-year extension option.

(3)  Two one-year extension options.

(4)  Repaid September 19, 2001.

Debt Repaid or Modified by Refinancing


                                           MAXIMUM             INTEREST              MATURITY            BALANCE
           DESCRIPTION                    BORROWING              RATE                   DATE         REPAID/MODIFIED(1)
           -----------                    ---------    --------------------------    --------        ------------------
      (dollars in millions)
UBS Line of Credit                         $ 300.0     LIBOR + 250 basis points        2003                 $ 165.0
UBS Term Loan I                            $ 146.8     LIBOR + 250 basis points        2003                 $ 146.8
UBS Term Loan II                           $ 326.7     LIBOR + 275 basis points        2004                 $ 326.7
Fleet Term Note II                         $ 200.0     LIBOR + 400 basis points        2003                 $ 200.0
iStar Financial Note                       $  97.1     LIBOR + 175 basis points        2001                 $  97.1


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

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements as of December 31, 2001 and interest expense for the year ended December 31, 2001 (dollars in millions):

                                                                                              ADDITIONAL
                                                                                           INTEREST EXPENSE
     ISSUE             NOTIONAL      MATURITY       REFERENCE            FAIR                FOR THE YEAR
     DATE               AMOUNT         DATE           RATE          MARKET VALUE         ENDED DECEMBER 31, 2001
----------------       --------     ---------       ---------       ------------         -----------------------
       9/1/1999        $ 200.0       9/2/2003          6.183%        $    (10.8)               $ 3.5
       2/4/2000        $ 200.0       2/3/2003          7.11%         $    (10.8)               $ 6.0
      4/18/2000        $ 100.0      4/18/2004          6.76%         $     (7.2)               $ 2.7


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

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the year ended December 31, 2001, and 2000, were $275.6 and $300.0 million, respectively. The Operating Partnership reported FFO of $206.4 million and $348.2 million for the years ended December 31, 2001 and 2000, respectively. Excluding the impairment and other charges related to COPI of $92.8 million, the Operating Partnership's FFO for the year ended December 31, 2001 would have been $299.2 million. Excluding the interest income from the intracompany loan from Funding IX to SH IX, the Operating Partnership's FFO for the years ended December 31, 2001 and 2000 would have been

$177.1 million and $326.9 million, respectively. Excluding both the interest income from the intracompany loan and the impairment and other charges related to COPI of $92.8 million, the Operating Partnership's FFO for the year ended December 31, 2001 would have been $269.9 million.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(dollars and units in thousands)

                                                                                FOR THE YEAR
                                                                              ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                           2001               2000
                                                                      -------------      -------------
Net (loss) income                                                     $      24,006      $     300,084
Adjustments to reconcile net (loss) income to
  funds from operations:
    Depreciation and amortization of real estate assets                     122,033            119,999
    Gain on rental property sales, net                                       (2,835)          (136,880)
    Impairment and other charges related to
          real estate assets                                                 21,705             17,874
    Extraordinary item - extinguishment of debt                              12,174              4,378
    Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies:
       Office Properties                                                      6,955              4,973
       Residential Development Properties                                    13,037             25,130
       Temperature-Controlled Logistics Properties                           22,671             26,131
       Other                                                                    144                 --
    6 3/4% Series A Preferred Share distributions                           (13,501)           (13,500)
                                                                      -------------      -------------
Funds from operations                                                 $     206,389      $     348,189

Investment Segments:
    Office Segment                                                    $     358,348      $     361,574
    Resort/Hotel Segment                                                     45,282             71,446
    Residential Development Segment                                          54,051             78,600
    Temperature-Controlled Logistics Segment                                 23,806             33,563
    Corporate and other adjustments:
       Interest expense                                                    (182,410)          (203,197)
       6 3/4% Series A Preferred Share distributions                        (13,501)           (13,500)
       Other(1)(2)                                                           37,844             43,776
       Corporate general & administrative                                   (24,249)           (24,073)
       Impairment and other charges related to COPI                         (92,782)                --
                                                                      -------------      -------------
Funds from operations                                                 $     206,389      $     348,189
                                                                      =============      =============

Basic weighted average units                                                 67,815             67,860
                                                                      =============      =============
Diluted weighted average units(3)                                            68,578             68,458
                                                                      =============      =============



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

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:


                                                                       FOR THE YEAR
                                                                    ENDED DECEMBER 31,
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
                                                                           ============      ============


HISTORICAL RECURRING OFFICE PROPERTY CAPITAL EXPENDITURES,
TENANT IMPROVEMENT AND LEASING COSTS

         The following table sets forth annual and per square foot recurring capital expenditures (excluding those expenditures which are recoverable from customers) and tenant improvement and leasing costs for the years ended December 31, 2001, 2000 and 1999, attributable to signed leases, all of which have commenced or will commence during the next 12 months (i.e., the renewal or replacement tenant began or will begin to pay rent) for the Office Properties consolidated in the Operating Partnership's financial statements during each of the periods presented. Tenant improvement and leasing costs for signed leases during a particular period do not necessarily equal the cash paid for tenant improvement and leasing costs during such period due to timing of payments.

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

         Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to be made in the Operating Partnership's Office Property portfolio. The Operating Partnership maintains an active preventive maintenance program in order to minimize required capital improvements. In addition, certain capital improvement costs are recoverable from customers.

         Tenant improvement and leasing costs also may fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease (renewal or replacement tenant), the involvement of external leasing agents and overall competitive market conditions. Management believes that future recurring tenant improvements and leasing costs for the Operating Partnership's existing Office Properties will approximate on average for "renewal customers", $6.00 to $10.00 per square foot, or $1.20 to $2.00 per square foot per year based on an average five-year lease term, and, on average for "replacement customers," $12.00 to $16.00 per square foot, or $2.40 to $3.20 per square foot per year based on an average five-year lease term.

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

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements as of December 31, 2001, and interest expense for the year ended December 31, 2001 (dollars in millions):

                                                                                     ADDITIONAL
                                                                                   INTEREST EXPENSE
  ISSUE          NOTIONAL      MATURITY      REFERENCE         FAIR                  FOR THE YEAR
  DATE            AMOUNT         DATE           RATE        MARKET VALUE        ENDED DECEMBER 31, 2001
---------        --------     ---------      ---------      ------------        -----------------------
9/01/1999        $  200.0     9/02/2003          6.183%     $      (10.8)                  $        3.5
2/04/2000        $  200.0     2/03/2003           7.11%     $      (10.8)                  $        6.0
4/18/2000        $  100.0     4/18/2004           6.76%     $       (7.2)                  $        2.7


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

Item 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Report of Independent Public Accountants....................    54
Consolidated Balance Sheets at December 31, 2001 and 2000...    55
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................    56
Consolidated Statements of Partners' Capital for the years
  ended December 31, 2001, 2000 and 1999....................    57
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................    58
Notes to Consolidated Financial Statements..................    60
Schedule III Consolidated Real Estate Investments and
  Accumulated Depreciation..................................   112

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

                                          ARTHUR ANDERSEN LLP

Dallas, Texas,
February 21, 2002

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                2001           2000
-----------------------------------------------------------------------------------------
ASSETS:
Investments in real estate:
   Land.....................................................   $  265,594     $  310,301
   Land held for investment or development..................      108,274        116,480
   Building and improvements................................    2,980,116      3,201,332
   Furniture, fixtures and equipment........................       74,773         62,802
   Less-- accumulated depreciation..........................     (648,834)      (564,805)
                                                              ---------------------------

            Net investment in real estate...................   $2,779,923     $3,126,110

   Cash and cash equivalents................................   $   31,644     $   38,643
   Restricted cash and cash equivalents.....................      115,531         94,568
   Accounts receivable, net.................................       28,610         42,140
   Deferred rent receivable.................................       66,362         82,775
   Investments in real estate mortgages and equity of
      unconsolidated companies..............................      838,317        845,317
   Notes receivable, net....................................      416,789        426,493
   Other assets, net........................................      145,650        171,953
                                                              ---------------------------

            Total assets....................................   $4,422,826     $4,827,999
                                                              ===========================

LIABILITIES:
   Borrowings under Credit Facility.........................   $  283,000     $  553,452
   Notes payable............................................    1,931,094      1,718,443
   Accounts payable, accrued expenses and other
      liabilities...........................................      217,405        202,591
                                                              ---------------------------

            Total liabilities...............................   $2,431,499     $2,474,486
                                                              ---------------------------

COMMITMENTS AND CONTINGENCIES:
MINORITY INTERESTS:                                            $  232,137     $  236,919
PARTNERS' CAPITAL:
   6 3/4% Series A Convertible Cumulative Preferred Units,
      liquidation preference $25.00 per unit, 8,000,000
      units issued and outstanding at December 31, 2001 and
      December 31, 2000.....................................   $  200,000     $  200,000
   Units of Partnership Interests, 66,141,632 and 67,905,150
      issued and outstanding at December 31, 2001 and
      December 31, 2000, respectively:
      General partner--outstanding 661,486 and 679,051......       16,179         19,886
      Limited partners'--outstanding 65,487,144 and
         67,226,099.........................................    1,574,495      1,903,442
   Accumulated other comprehensive income...................      (31,484)        (6,734)
                                                              ---------------------------

            Total partners' capital.........................   $1,759,190     $2,116,594
                                                              ---------------------------

            Total liabilities and partners' capital.........   $4,422,826     $4,827,999
                                                              ===========================

-----------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------
                                                                          FOR THE YEAR ENDED
                                                                                DECEMBER 31,
                                                              ------------------------------
(DOLLARS IN THOUSANDS)                                            2001       2000       1999
--------------------------------------------------------------------------------------------
REVENUES:
   Office properties........................................  $610,116   $606,040   $614,493
   Resort/Hotel properties..................................    45,748     72,114     65,237
   Interest and other income................................    69,462     61,543     66,549
                                                              ------------------------------

            Total revenues..................................  $725,326   $739,697   $746,279
                                                              ------------------------------

EXPENSES:
   Real estate taxes........................................    84,488     83,939     84,401
   Repairs and maintenance..................................    39,247     39,024     44,024
   Other rental property operating..........................   140,146    127,078    128,723
   Corporate general and administrative.....................    24,249     24,073     16,274
   Interest expense.........................................   182,410    203,197    192,033
   Amortization of deferred financing costs.................     9,327      9,497     10,283
   Depreciation and amortization............................   126,157    123,839    131,657
   Settlement of merger dispute.............................         -          -     15,000
   Impairment and other charges related to the real estate
      assets................................................    25,332     17,874    178,838
   Impairment and other charges related to
      COPI..................................................    92,782          -          -
                                                              ------------------------------

            Total expenses..................................  $724,138   $628,521   $801,233
                                                              ------------------------------

            Operating income (loss).........................     1,188    111,176    (54,954)
OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated companies:
      Office properties.....................................     6,124      3,164      5,265
      Residential development properties....................    41,014     53,470     42,871
      Temperature-controlled logistics properties...........     1,136      7,432     15,039
      Other.................................................     2,957     11,645      5,122
                                                              ------------------------------

            Total equity in net income of unconsolidated
               companies....................................  $ 51,231   $ 75,711   $ 68,297
   Gain on property sales, net..............................     4,425    137,457          -
                                                              ------------------------------

            Total other income and expense..................  $ 55,656   $213,168   $ 68,297
                                                              ------------------------------

INCOME BEFORE MINORITY INTERESTS AND EXTRAORDINARY ITEM.....  $ 56,844   $324,344   $ 13,343
   Minority interests.......................................   (20,664)   (19,882)    (1,111)
                                                              ------------------------------

NET INCOME BEFORE EXTRAORDINARY ITEM........................    36,180    304,462     12,232
   Extraordinary item--extinguishment of debt...............   (12,174)    (4,378)         -
                                                              ------------------------------

NET INCOME..................................................  $ 24,006   $300,084   $ 12,232
Preferred unit distributions................................   (13,501)   (13,500)   (13,500)
Share repurchase agreement return...........................         -     (2,906)      (583)
Forward share purchase agreement return.....................         -          -     (4,317)
                                                              ------------------------------

NET INCOME (LOSS) AVAILABLE TO PARTNERS.....................  $ 10,505   $283,678   $ (6,168)
                                                              ==============================

BASIC EARNINGS PER UNIT DATA:
   Net income (loss) before extraordinary item..............  $   0.33   $   4.24   $  (0.09)
   Extraordinary item--extinguishment of debt...............     (0.18)     (0.06)         -
                                                              ------------------------------

   Net income (loss)........................................  $   0.15   $   4.18   $  (0.09)
                                                              ==============================

DILUTED EARNINGS PER UNIT DATA:
   Net income (loss) before extraordinary item..............  $   0.33   $   4.21   $  (0.09)
   Extraordinary item--extinguishment of debt...............     (0.18)     (0.06)         -
                                                              ------------------------------

   Net income (loss)........................................  $   0.15   $   4.15   $  (0.09)
                                                              ==============================

--------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

----------------------------------------------------------------------------------------------
                                                                      ACCUMULATED
                               PREFERRED     GENERAL      LIMITED           OTHER        TOTAL
                               PARTNERS'   PARTNER'S    PARTNERS'   COMPREHENSIVE    PARTNERS'
(DOLLARS IN THOUSANDS)           CAPITAL     CAPITAL      CAPITAL          INCOME      CAPITAL
----------------------------------------------------------------------------------------------
Partners' capital, December
   31, 1998..................  $200,000     $25,220    $2,331,441     $ (5,037)     $2,551,624
Contributions................         -         383        37,890            -          38,273
Settlement of Forward Share
   Purchase Agreement........         -      (1,494)     (147,890)                    (149,384)
Distributions................         -      (2,999)     (296,879)           -        (299,878)
Net Income...................         -         (13)       (1,255)           -          (1,268)
Unrealized Net Gain on
   Available-for-Sale
   Securities................         -           -             -       17,216          17,216
Unrealized Net Gain on Cash
   Flow Hedges...............         -           -             -          280             280
                               ---------------------------------------------------------------

Partners' capital, December
   31, 1999..................  $200,000     $21,097    $1,923,307     $ 12,459      $2,156,863
Contributions................         -          26         2,564            -           2,590
Preferred Equity Issuance
   Cost......................         -        (100)       (9,906)           -         (10,006)
Unit Repurchases.............         -          (4)         (351)           -            (355)
Distributions................         -      (3,999)     (295,890)           -        (299,889)
Net Income...................         -       2,866       283,718            -         286,584
Unrealized Net Loss on
   Available-for-Sale
   Securities................         -           -             -       (7,584)         (7,584)
Unrealized Net Loss on Cash
   Flow Hedges...............         -           -             -      (11,609)        (11,609)
                               ---------------------------------------------------------------

PARTNERS' CAPITAL, December
   31, 2000..................  $200,000     $19,886    $1,903,442     $ (6,734)     $2,116,594
Contributions................         -        (121)        9,888            -           9,767
Distributions................         -      (3,691)     (349,235)           -        (352,926)
Net Income...................         -         105        10,400            -          10,505
Sale of/Unrealized Loss
   Marketable Securities.....         -           -             -       (7,522)         (7,522)
Unrealized Net Loss on Cash
   Flow Hedges...............         -           -             -      (17,228)        (17,228)
                               ---------------------------------------------------------------

PARTNERS' CAPITAL, December
   31, 2001..................  $200,000     $16,179    $1,574,495     $(31,484)     $1,759,190
----------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------
                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
(DOLLARS IN THOUSANDS)                                             2001         2000        1999
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  24,006   $  300,084   $  12,232
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization.........................    135,484      133,336     141,940
      Extraordinary item--extinguishment of debt............     12,174        4,378           -
      Gain on property sales, net...........................     (4,425)    (137,457)          -
      Impairment and other charges related to real estate
         assets.............................................     25,332       17,874     120,573
      Impairment charge related to COPI.....................     92,782
      Increase in COPI hotel accounts receivable............    (20,458)           -           -
      Minority interests....................................     20,664       19,882       1,111
      Non-cash compensation.................................        149          114         118
      Distributions received in excess of earnings from
         unconsolidated companies:
            Office and retail...............................          -        1,589       3,757
            Residential development properties..............      3,392            -           -
            Temperature-controlled logistics................     10,392        2,308      25,404
            Other...........................................         90            -       1,128
      Equity in earnings net of distributions received from
         unconsolidated companies:
            Office properties...............................       (476)           -           -
            Residential development properties..............          -       (6,878)     (7,808)
            Other...........................................          -       (3,763)          -
      Decrease (increase) in accounts receivable............        829       (5,042)     (4,513)
      Decrease (increase) in deferred rent receivable.......      3,744       (8,504)       (636)
      (Increase) decrease in other assets...................    (23,086)     (19,411)     30,667
      Increase in restricted cash and cash equivalents......    (18,759)     (12,570)     (9,682)
      (Decrease) increase in accounts payable, accrued
         expenses and other liabilities.....................    (23,213)      11,287      21,538
                                                              ----------------------------------

            Net cash provided by operating activities.......    238,621      297,227     335,829
                                                              ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of land held for development or sale......          -      (22,021)       (500)
      Proceeds from property sales..........................    200,389      627,775           -
      Proceeds from joint venture partners..................    129,651            -           -
      Proceeds from sale of marketable securities...........    107,940            -           -
      Development of investment properties..................    (23,723)     (41,938)    (27,781)
      Capital expenditures--rental properties...............    (46,427)     (26,559)    (20,254)
      Tenant improvement and leasing costs--rental
         properties.........................................    (51,810)     (68,461)    (58,462)
      Increase (decrease) in restricted cash and cash
         equivalents........................................     (2,204)       5,941     (31,416)
      Return of investment in unconsolidated companies:
            Office properties...............................        349       12,359           -
            Residential development properties..............     19,251       61,641      78,542
            Other...........................................     12,359        1,858           -

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

------------------------------------------------------------------------------------------------
                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
(DOLLARS IN THOUSANDS)                                             2001         2000        1999
------------------------------------------------------------------------------------------------
      Investment in unconsolidated companies:
            Office properties...............................    (16,360)           -        (262)
            Residential development properties..............    (89,000)     (91,377)    (52,514)
            Temperature-controlled logistics................    (10,784)     (17,100)    (40,791)
            Other...........................................     (8,418)      (3,947)   (104,805)
      (Increase) decrease in notes receivable...............    (10,857)    (293,328)     53,898
                                                              ----------------------------------

            Net cash provided by (used in) investing
               activities...................................    210,356      144,843    (204,345)
                                                              ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs..................................    (16,061)     (18,628)    (16,665)
      Settlement of Forward Share Purchase Agreement........          -            -    (149,384)
      Borrowings under Fleet Boston Credit Facility.........          -            -      51,920
      Payments under Fleet Boston Credit Facility...........          -     (510,000)   (201,920)
      Borrowings under UBS Facility.........................    105,000    1,017,819           -
      Payments under UBS Facility...........................   (658,452)    (464,367)          -
      Borrowings under Fleet Facility.......................    618,000            -           -
      Payments under Fleet Facility.........................   (335,000)           -           -
      Notes payable proceeds................................    393,336            -     929,700
      Notes payable payments................................   (180,685)    (370,486)   (498,927)
      Capital proceeds--joint venture preferred equity
         partner............................................          -      275,000           -
      Capital distribution--joint venture preferred equity
         partner............................................    (19,897)     (72,297)
      Preferred Equity Issuance Costs.......................          -      (10,006)          -
      Capital distributions--joint venture partner..........     (5,557)     (10,312)     (3,190)
      Capital contributions to the Operating Partnership....      9,767        1,492      32,634
      Unit repurchases......................................          -         (355)          -
      Treasury share repurchases............................          -            -           -
      Preferred unit distributions..........................    (13,501)     (13,500)    (13,500)
      Distributions from the Operating Partnership..........   (352,926)    (299,889)   (299,878)
                                                              ----------------------------------

            Net cash used in financing activities...........   (455,976)    (475,529)   (169,210)
                                                              ----------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............     (6,999)     (33,459)    (37,726)
CASH AND CASH EQUIVALENTS,
      Beginning of period...................................     38,643       72,102     109,828
                                                              ----------------------------------

CASH AND CASH EQUIVALENTS,
      End of period.........................................  $  31,644   $   38,643   $  72,102
                                                              ==================================

------------------------------------------------------------------------------------------------

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The following table shows the subsidiaries of the Operating Partnership that owned or had an interest in Properties (as defined below) as of December 31, 2001:

--------------------------------------------------------------------------------

Operating Partnership:(1)         The Avallon IV, Bank One Center, Bank One Tower, Datran
                                  Center (two Office Properties), Four Westlake Park, Houston
                                  Center (three Office Properties), The Park Shops at Houston
                                  Center, The Woodlands Office Properties (eight Office
                                  Properties) and 301 Congress Avenue
Crescent Real Estate              The Aberdeen, The Avallon I, II & III, Carter Burgess Plaza,
   Funding I, L.P.:               The Citadel, The Crescent Atrium, The Crescent Office
   ("Funding I")                  Towers, Regency Plaza One, Waterside Commons and 125 E. John
                                  Carpenter Freeway
Crescent Real Estate              Albuquerque Plaza, Barton Oaks Plaza One, Briargate Office
   Funding II, L.P.:              and Research Center, Hyatt Regency Albuquerque, Las Colinas
   ("Funding II")                 Plaza, Liberty Plaza I & II, MacArthur Center I & II, Park
                                  Hyatt Beaver Creek Resort and Spa, Ptarmigan Place, Stanford
                                  Corporate Centre, Two Renaissance Square and 12404 Park
                                  Central
Crescent Real Estate              Greenway Plaza Office Properties (ten Office Properties) and
   Funding III, IV and V, L.P.:   Renaissance Houston Hotel
   ("Funding III, IV and V")(2)
Crescent Real Estate              Canyon Ranch--Lenox
   Funding VI, L.P.:
   ("Funding VI")
Crescent Real Estate              10 behavioral healthcare properties
   Funding VII, L.P.:
   ("Funding VII")
Crescent Real Estate              The Addison, Addison Tower, Austin Centre, The Avallon V,
   Funding VIII, L.P.:            Canyon Ranch--Tucson, Cedar Springs Plaza, Frost Bank Plaza,
   ("Funding VIII")               Greenway I & IA (two Office Properties), Greenway II, Omni
                                  Austin Hotel, Palisades Central I, Palisades Central II,
                                  Sonoma Mission Inn & Spa, Stemmons Place, Three Westlake
                                  Park, Trammell Crow Center, 3333 Lee Parkway, Ventana Inn &
                                  Spa, 1800 West Loop South and 5050 Quorum
Crescent Real Estate              Chancellor Park, Denver Marriott City Center, MCI Tower,
   Funding IX, L.P.:              Miami Center, Reverchon Plaza, 44 Cook Street, 55 Madison
   ("Funding IX")(3)              and 6225 N. 24th Street
Crescent Real Estate              Fountain Place and Post Oak Central (three Office
   Funding X, L.P.                Properties)
   ("Funding X")
Crescent Spectrum                 Spectrum Center
   Center, L.P. (4):
----------------------------------------------------------------------------------------------

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

SEGMENTS

         As of December 31, 2001, the Operating Partnership's assets and operations were composed of four major investment segments:

       - Office Segment;

       - Resort/Hotel Segment;

       - Residential Development Segment; and

       - Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned or had an interest in the following real estate assets (the "Properties") as of December 31, 2001:

       - OFFICE SEGMENT consisted of 74 office properties (collectively referred to as the "Office Properties") located in 26 metropolitan submarkets in six states, with an aggregate of approximately 28.0 million net rentable square feet.

       - RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,028 rooms/guest nights and four upscale business-class hotel properties with a total of 1,769 rooms (collectively referred to as the "Resort/Hotel Properties").

       - RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 21 upscale residential development properties (collectively referred to as the "Residential Development Properties").

       - TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in a general partnership (the
       "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

       economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT, which, as of December 31, 2001, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

       On February 14, 2002, the Operating Partnership executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and COPI's voting common stock in three of the Operating Partnership's Residential Development Corporations. See "Note 22. Subsequent Events" for additional information regarding the Operating Partnership's agreement with COPI.

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

         Behavioral Healthcare Properties During 1999, Charter Behavioral Health Systems, LLC's ("CBHS") business was negatively affected by many factors, including adverse industry conditions, and CBHS failed to perform in accordance with its operating budget. As a result, in the third quarter of 1999, the Operating Partnership began to recognize rent from CBHS on a cash basis, due to the uncertainty that CBHS would be able to fulfill its rental obligations under the lease.

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

EARNINGS PER UNIT OF PARTNERSHIP INTEREST

         SFAS No.128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                              FOR THE YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------------------------------
                                                     2001                              2000                              1999
                          -------------------------------   -------------------------------   -------------------------------
                            INCOME   WTD. AVG.   PER UNIT              WTD. AVG.   PER UNIT     INCOME   WTD. AVG.   PER UNIT
                            (LOSS)       UNITS     AMOUNT     INCOME       UNITS     AMOUNT     (LOSS)       UNITS     AMOUNT
-----------------------------------------------------------------------------------------------------------------------------
BASIC EPS--
Net income before
   extraordinary item...  $ 36,180    67,815                $304,462    67,860                $ 12,232    67,977
6 3/4% Series A
   Preferred Unit
   distributions........   (13,501)                          (13,500)                          (13,500)
Share repurchase
   agreement return.....         -                            (2,906)                             (583)
Forward share purchase
   agreement return.....         -                                 -                            (4,317)
                          ---------------------------------------------------------------------------------------------------

Net income (loss)
   available to partners
   before extraordinary
   item.................  $ 22,679    67,815      $ 0.33    $288,056    67,860      $ 4.24    $ (6,168)   67,977      $(0.09)
Extraordinary item--
   extinguishment of
   debt.................   (12,174)                (0.18)     (4,378)                (0.06)          -                     -
                          ---------------------------------------------------------------------------------------------------

Net income (loss)
   available to
   partners.............  $ 10,505    67,815      $ 0.15    $283,678    67,860      $ 4.18    $ (6,168)   67,977      $(0.09)
                          ===================================================================================================

DILUTED EPS--
Net income (loss)
   available to partners
   before extraordinary
   item.................  $ 22,679    67,815                $288,056    67,860                $ (6,168)   67,977
Effect of dilutive
   securities:
   Additional common
      shares obligation
      relating to:
      Unit options......         -       763                       -       598                       -       837
      Forward share
         purchase
         agreement......         -         -                       -         -                       -       132
                          ---------------------------------------------------------------------------------------------------

Net income (loss)
   available to partners
   before extraordinary
   item.................  $ 22,679    68,578      $ 0.33    $288,056    68,458      $ 4.21    $ (6,168)   68,946      $(0.09)
Extraordinary item--
   extinguishment of
   debt.................   (12,174)                (0.18)     (4,378)                (0.06)          -                     -
                          ---------------------------------------------------------------------------------------------------

Net income (loss)
   available to
   partners.............  $ 10,505    68,578      $ 0.15    $283,678    68,458      $ 4.15    $ (6,168)   68,946      $(0.09)
                          ===================================================================================================

-----------------------------------------------------------------------------------------------------------------------------

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The effect of the conversion of the 6 3/4% Series A Convertible Cumulative Preferred Units is not included in the computation of Diluted EPS for the years ended December 31, 2001, 2000 and 1999, since the effect of their conversion is antidilutive.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                                  2001        2000        1999
----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on debt......................................  $174,584    $202,478    $188,475
Additional interest paid in conjunction with cash flow
   hedges..................................................    11,036       1,042         344
                                                             ---------------------------------

Total Interest Paid........................................  $185,620    $203,520    $188,819
                                                             =================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Issuance of Operating Partnership units in conjunction with
   settlement of an obligation.............................  $      -    $  2,125    $  1,786
Acquisition of partnership interests.......................         -           -       3,774
Sale of marketable securities..............................    (8,118)          -           -
Unrealized gain (loss) on available-for-sale securities....       596      (7,584)     17,216
Forward Share Purchase Agreement Return....................         -           -       4,317
Share Repurchase Agreement Return..........................         -       2,906         583
Impairment and other charges related to real estate
   assets..................................................    25,332      17,874     178,838
Adjustment of cash flow hedge to fair value................   (17,228)    (11,609)        280
Equity investment in a tenant in exchange for office
   space/other investment ventures.........................         -       4,485           -
Acquisition of ownership of certain assets previously owned
   by Broadband Office, Inc................................     7,200           -           -
Impairment and other charges related to COPI...............    92,782           -           -
Additional compensation expense related to employee notes
   receivable..............................................       750           -           -
----------------------------------------------------------------------------------------------

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

         The Operating Partnership uses funds from operations ("FFO") as the measure of segment profit or loss. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), effective January 1, 2000, and as used in this document, means:

       - Net Income (Loss)--determined in accordance with generally accepted accounting principles ("GAAP");

       - excluding gains (or losses) from sales of depreciable operating property;

       - excluding extraordinary items (as defined by GAAP);

       - plus depreciation and amortization of real estate assets; and

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

       - after adjustments for unconsolidated partnerships and joint ventures.

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         Selected financial information related to each segment for the years ended December 31, 2001, 2000 and 1999 is presented below.

--------------------------------------------------------------------------------------------------
                                                                    2001         2000         1999
--------------------------------------------------------------------------------------------------
REVENUES:
   Office Segment(1)........................................  $  610,116   $  606,040   $  614,493
   Resort/Hotel Segment.....................................      45,748       72,114       65,237
   Residential Development Segment..........................           -            -            -
   Temperature-Controlled Logistics Segment.................           -            -            -
   Corporate and Other(2)...................................      69,462       61,543       66,549
                                                              ------------------------------------

TOTAL REVENUE...............................................  $  725,326   $  739,697   $  746,279
                                                              ====================================

FUNDS FROM OPERATIONS:
   Office Segment...........................................  $  358,348   $  361,574   $  367,830
   Resort/Hotel Segment.....................................      45,282       71,446       64,079
   Residential Development Segment..........................      54,051       78,600       74,597
   Temperature-Controlled Logistics Segment.................      23,806       33,563       37,439
   Corporate and other adjustments:
      Interest expense......................................    (182,410)    (203,197)    (192,033)
      6 3/4% Series A Preferred Unit distributions..........     (13,501)     (13,500)     (13,500)
      Other(3)..............................................      37,844       43,776       33,639
      Corporate general & administrative....................     (24,249)     (24,073)     (16,274)
      Impairment and other charges related to COPI..........     (92,782)           -            -
      Settlement of merger dispute..........................           -            -      (15,000)
                                                              ------------------------------------

   TOTAL FUNDS FROM OPERATIONS..............................  $  206,389   $  348,189   $  340,777
ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO NET
   INCOME:
   Depreciation and amortization of real estate assets......    (122,033)    (119,999)    (128,403)
   Gain on rental property sales, net.......................       2,835      136,880      (16,361)
   Impairment and other charges related to real estate
      assets................................................     (21,705)     (17,874)    (136,435)
   Extraordinary item--extinguishment of debt...............     (12,174)      (4,378)           -
   Adjustment for investments in real estate mortgages and
      equity of unconsolidated companies:
         Office Properties..................................      (6,955)      (4,973)      (6,110)
         Residential Development Properties.................     (13,037)     (25,130)     (31,725)
         Temperature-Controlled Logistics Properties........     (22,671)     (26,131)     (22,400)
         Other..............................................        (144)           -         (611)
   6 3/4% Series A Preferred Unit distributions.............      13,501       13,500       13,500
                                                              ------------------------------------

NET INCOME..................................................  $   24,006   $  300,084   $   12,232
                                                              ====================================

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES:
      Office Properties.....................................  $    6,124   $    3,164   $    5,265
      Resort/Hotel Properties...............................           -            -            -
      Residential Development Properties....................      41,014       53,470       42,871
      Temperature-Controlled Logistics Properties...........       1,136        7,432       15,039
      Other(2)..............................................       2,957       11,645        5,122
                                                              ------------------------------------

TOTAL EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES......  $   51,231   $   75,711   $   68,297
                                                              ====================================

-------------------------------------------------------------------------------------
                                                              BALANCE AT DECEMBER 31,
                                                              -----------------------
                                                                    2001         2000
-------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
   Office Segment...........................................  $2,727,939   $3,088,653
   Resort/Hotel Segment.....................................     442,724      468,286
   Residential Development Segment..........................     371,535      305,187
   Temperature-Controlled Logistics Segment.................     308,427      308,035
   Other(2).................................................     572,201      657,838
                                                              -----------------------
TOTAL IDENTIFIABLE ASSETS...................................  $4,422,826   $4,827,999
                                                              =======================
--------------------------------------------------------------------------------------------------

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

         See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies--Temperature-Controlled Logistics Properties" for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

         Investments in which the Operating Partnership does not have a controlling interest are accounted for under the equity method. The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies or equity investments:

-----------------------------------------------------------------------------------------------
                                                                                      OPERATING
                                                                                  PARTNERSHIP'S
                                                                                OWNERSHIP AS OF
ENTITY                                                   CLASSIFICATION       DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------
Desert Mountain Development         Residential Development Corporation             95.0%(2)(3)
   Corporation(1)
The Woodlands Land Company,         Residential Development Corporation             95.0%(2)(4)
   Inc. (1)
Crescent Resort Development,        Residential Development Corporation             90.0%(2)(5)
   Inc.(1)
Mira Vista Development Corp.        Residential Development Corporation             94.0%(2)(6)
Houston Area Development Corp.      Residential Development Corporation             94.0%(2)(7)
Temperature-Controlled Logistics     Temperature-Controlled Logistics                40.0%(8)
   Partnership
The Woodlands Commercial                          Office                           42.5%(9)(10)
   Properties Company, L.P.
Main Street Partners, L.P.               Office (Bank One Center)                    50.0%(11)
Crescent 5 Houston Center, L.P.          Office (5 Houston Center)                   25.0%(12)
Austin PT BK One Tower Office             Office (Bank One Tower)                    20.0%(13)
   Limited Partnership
Houston PT Four Westlake Office         Office (Four Westlake Park)                  20.0%(13)
   Limited Partnership
DBL Holdings, Inc.                                 Other                             97.4%(14)
CRL Investments, Inc.(1)                           Other                             95.0%(15)
CR License, LLC(1)                                 Other                             28.5%(16)
-----------------------------------------------------------------------------------------------

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

(5) The remaining 10.0% interest in Crescent Resort Development, Inc., which represents 100% of the voting stock, was owned by COPI Colorado, L. P., of which 60.0% was owned by COPI as of December 31, 2001, with 20% owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner and 20% owned by a third party.

(6) The remaining 6.0% interest in Mira Vista Development, Inc. ("MVDC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

(11) The remaining 50.0% interest in Main Street Partners, L.P. is owned by TrizecHahn Corporation.

(12) See "5 Houston Center" below.

(13) See "Four Westlake Park and Bank One Tower" below.

(14) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443. At December 31, 2001, Mr. Goff's interest in DBL was approximately $554.

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

FOUR WESTLAKE PARK AND BANK ONE TOWER

         On July 30, 2001, the Operating Partnership entered into joint venture arrangements with an affiliate of General Electric Pension Fund ("GE") in which the Operating Partnership contributed two Office Properties, Four Westlake Park in Houston, Texas, and Bank One Tower in Austin, Texas into the joint ventures and GE made a cash contribution. The joint ventures are structured such that GE holds an 80% equity interest in each of Four Westlake Park, a

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Class A Office Property located in downtown Austin. The Operating Partnership continues to hold the remaining 20% equity interests in each Property, which are accounted for under the equity method. The joint ventures generated approximately $120,000 in net cash proceeds to the Operating Partnership, including distributions to the Operating Partnership resulting from the sale of its 80% equity interest and from mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership has no commitment to reinvest the cash proceeds back into the joint ventures. The joint ventures were accounted for as partial sales of these Office Properties, resulting in a gain of approximately $7,577, net of a deferred gain of approximately $1,894. In addition, the Operating Partnership manages and leases the Office Properties on a fee basis. During the year ended December 31, 2001, the Operating Partnership recognized $227 for these services.

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

         In the first quarter of 2000, AmeriCold Logistics started to experience a slowing in revenue growth from the previous year, primarily due to customers focusing more interest on inventory management in an effort to improve operating performance. Starting in 2000 and continuing into 2001, AmeriCold Logistics has seen consolidation among retail and food service channels begin to significantly limit the ability of manufacturers to pass along cost increases by raising prices. Because of this, manufacturers are focused on supply chain cost (such as inventory management, transportation and distribution) reduction initiatives in an effort to improve operating performance. In the third quarter of 2000, AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent ("EBITDAR") declined 2% for the nine months ended September 30, 2000 compared to the same period in 1999. As a result of the reductions in revenues and the second consecutive quarter decline in same-store EBITDAR, AmeriCold Logistics was unable to fulfill its rental obligation under the leases which resulted in deferred rent. At that time, the Temperature-Controlled Logistics Corporation recorded a valuation allowance for 100% of the rent that had been deferred during the three months ended September 30, 2000 and has continued to record a valuation allowance for 100% of the deferred rent prospectively. AmeriCold Logistics' experienced a 2% decline in

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

same-store EBITDAR during 2000 compared to 1999 and an 11% decline in same-store EBITDAR during 2001 compared to 2000.

     AmeriCold Logistics deferred $25,500 of rent for the year ended December 31, 2001, of which the Operating Partnership's share was $10,200. AmeriCold Logistics also deferred $19,000 and $5,400 of rent for the years ended December 31, 2000 and 1999, respectively, of which the Operating Partnership's share was $7,500 and $2,100, respectively. In December 2001, the Temperature-Controlled Logistics Corporation waived its rights to collect $39,800 of the total $49,900 of deferred rent, of which the Operating Partnership's share was $15,900. The Temperature-Controlled Logistics Corporation recorded adequate valuation allowances related to the waived deferred rental revenue during the years ended December 31, 2000 and 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Operating Partnership related to the Temperature-Controlled Logistics Corporation's decision to waive collection of deferred rent.

----------------------------------------------------------------------------------------------------------------
                                              DEFERRED RENT        VALUATION ALLOWANCE               WAIVED RENT
                                     ----------------------      ---------------------    ----------------------
                                                  OPERATING                  OPERATING                 OPERATING
                                              PARTNERSHIP'S              PARTNERSHIP'S             PARTNERSHIP'S
                                     TOTAL          PORTION     TOTAL          PORTION    TOTAL          PORTION
----------------------------------------------------------------------------------------------------------------
For the year ended December 31,
1999...............................  $ 5,400  $       2,100     $     -   $         -     $     -      $       -
2000...............................   19,000          7,500      16,300         6,500           -              -
2001...............................   25,500         10,200      25,500        10,200      39,800         15,900
                                     ---------------------------------------------------------------------------
Balance at December 31, 2001.......  $49,900  $      19,800     $41,800   $    16,700     $39,800      $  15,900
                                     ===========================================================================

----------------------------------------------------------------------------------------------------------------

OTHER

     During the year ended December 31, 2001, the Operating Partnership recognized an impairment loss of $5,000, which is included in Impairment and Other Charges Related to Real Estate Assets, on a fund which primarily holds real estate investments and marketable securities, in which the Operating Partnership has an interest.

     During the year ended December 31, 2000, the Operating Partnership recognized an impairment loss of $8,525, which is included in Impairment and Other Charges Related to Real Estate Assets, on a fund which primarily holds real estate investments and marketable securities, in which the Operating Partnership has an interest.

     The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. The following summarized information for all unconsolidated companies is presented below, with significant subsidiaries identified under the captions "Desert Mountain Development Corporation", "Crescent Resort Development, Inc." and "The Woodland's Land Company, Inc." and all other unconsolidated companies presented on an aggregate basis and classified under the captions "Other Residential Development Corporations," "Temperature-Controlled Logistics," "Office" and "Other," as applicable, as of December 31, 2001, 2000 and 1999.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

BALANCE SHEETS:

------------------------------------------------------------------------------------------------------------------------------------
                                                                               BALANCE AT DECEMBER 31, 2001
                                                     -------------------------------------------------------------------------------
                                                         CRESCENT             THE          OTHER
                                                           RESORT       WOODLANDS    RESIDENTIAL   TEMPERATURE-
                                                      DEVELOPMENT            LAND    DEVELOPMENT     CONTROLLED
                                                             INC.    COMPANY, INC   CORPORATIONS      LOGISTICS    OFFICE     OTHER
------------------------------------------------------------------------------------------------------------------------------------
Real estate, net.................................... $   393,784   $      365,636     $  173,991   $  1,272,784   $553,147
Cash................................................      17,570            2,688          7,973         23,412     28,224
Other assets........................................      31,749           32,244         94,392         82,967     31,654
                                                     -------------------------------------------------------------------------------

      Total assets.................................. $   443,103   $      400,568     $  276,356   $  1,379,163   $613,025
                                                     ===============================================================================

Notes payable....................................... $        --   $      225,263     $       --   $    558,949   $324,718
Notes payable to the Operating Partnership..........     180,827               --         60,000          4,833         --
Other liabilities...................................     232,767           74,271        168,671         46,395     29,394
Equity..............................................      29,509          101,034         47,685        768,986    258,913
                                                     -------------------------------------------------------------------------------

         Total liabilities and equity............... $   443,103   $      400,568     $  276,356   $  1,379,163   $613,025
                                                     ===============================================================================

Operating Partnership's share of unconsolidated
   debt(1).......................................... $        --   $       90,949     $       --   $    223,580   $126,580
                                                     ===============================================================================

Operating Partnership's investments in real estate
   mortgages and equity of unconsolidated
   companies........................................ $   222,082   $       29,046     $  120,407   $    308,427   $121,423   $36,932
                                                     ===============================================================================

------------------------------------------------------------------------------------------------------------------------------------

SUMMARY STATEMENTS OF OPERATIONS:


------------------------------------------------------------------------------------------------------------------------------------
                                                                               BALANCE AT DECEMBER 31, 2001
                                                     -------------------------------------------------------------------------------
                                                         CRESCENT             THE          OTHER
                                                           RESORT       WOODLANDS    RESIDENTIAL  TEMPERATURE-
                                                      DEVELOPMENT            LAND    DEVELOPMENT    CONTROLLED
                                                             INC.    COMPANY, INC   CORPORATIONS     LOGISTICS    OFFICE(2)   OTHER
------------------------------------------------------------------------------------------------------------------------------------
Total revenues....................................... $  195,163     $    188,178     $   93,462   $  120,531     $ 88,835
Expenses:
   Operating expense.................................    175,424          104,486         83,074       13,349(3)    37,128
   Interest expense..................................      1,373            4,967          1,641       44,988       19,184
   Depreciation and amortization.....................      2,726            5,599          6,185           --           --
   Taxes.............................................        641           14,676         (4,222)      58,855       19,387
                                                     -------------------------------------------------------------------------------

Total expenses.......................................    180,164          129,728         86,678      117,192       75,699
                                                     -------------------------------------------------------------------------------

Net income........................................... $   14,999     $     58,450     $    6,784  $     3,339(3)  $ 13,136
                                                      ==============================================================================

Operating Partnership's equity in net income of
   unconsolidated companies.......................... $   14,944     $     20,943     $    5,127  $     1,136     $  6,124    $2,957
                                                      ==============================================================================

------------------------------------------------------------------------------------------------------------------------------------

(1) The Operating Partnership has guarantees or letters of credit related to approximately $89,300, or 17% of its maximum borrowings available under its unconsolidated debt. At December 31, 2001, the Operating Partnership had guarantees or letters of credit related to approximately $17,000, or 4% of its total outstanding unconsolidated debt.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

BALANCE SHEETS:

-------------------------------------------------------------------------------------------------------------
                                                                  BALANCE AT DECEMBER 31, 2000
                                                   ----------------------------------------------------------
                                                                                         THE
                                                         DESERT       CRESCENT     WOODLANDS           OTHER
                                                       MOUNTAIN         RESORT          LAND     RESIDENTIAL
                                                    DEVELOPMENT    DEVELOPMENT      COMPANY,     DEVELOPMENT
                                                    CORPORATION           INC.          INC.    CORPORATIONS
-------------------------------------------------------------------------------------------------------------
Real estate, net.................................. $   147,484     $   227,429  $    406,660     $  16,739
Cash..............................................       5,733          36,717        10,739         6,450
Other assets......................................      70,503          83,452        37,930         4,662
                                                   ----------------------------------------------------------

      Total assets................................ $   223,720     $   347,598  $    455,329     $  27,851
                                                   ==========================================================

Notes payable..................................... $               $         -  $    255,356     $       -
Notes payable to the Operating Partnership........      59,000         130,932             -             -
Other liabilities.................................     130,834         158,839        96,533         2,774
Equity............................................      33,886          57,827       103,440        25,077
                                                   ----------------------------------------------------------

      Total liabilities and equity................ $   223,720     $   347,598  $    455,329     $  27,851
                                                   ==========================================================

Operating Partnership's share of unconsolidated
   debt........................................... $         -     $         -  $    103,100     $       -
                                                   ==========================================================

Operating Partnership's investments in real estate
   mortgages and equity of unconsolidated
   companies...................................... $   109,092     $   150,118  $     24,525     $  21,452
                                                   ==========================================================

-------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------
                                                             BALANCE AT DECEMBER 31, 2000
                                                   --------------------------------------


                                                      TEMPERATURE-
                                                        CONTROLLED
                                                         LOGISTICS     OFFICE     OTHER
-----------------------------------------------------------------------------------------
Real estate, net..................................    $  1,303,810    $394,724
Cash..............................................          19,606      34,599
Other assets......................................          82,883      34,897
                                                   --------------------------------------

      Total assets................................    $  1,406,299    $464,220
                                                   ======================================

Notes payable.....................................    $    561,321    $251,785
Notes payable to the Operating Partnership........          11,333           -
Other liabilities.................................          78,042      46,054
Equity............................................         755,603     166,381
                                                   --------------------------------------

      Total liabilities and equity................    $  1,406,299    $464,220
                                                   ======================================

Operating Partnership's share of unconsolidated
   debt...........................................    $    224,528    $118,485
                                                   ======================================

Operating Partnership's investments in real estate
   mortgages and equity of unconsolidated
   companies......................................    $    308,035    $ 98,308   $133,787
                                                   ======================================

-----------------------------------------------------------------------------------------

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUMMARY STATEMENTS OF OPERATIONS:

----------------------------------------------------------------------------------------------------------------------------------
                                                                         FOR THE YEAR ENDED DECEMBER 31, 2000
                                                ----------------------------------------------------------------------------------
                                                                                  THE
                                                     DESERT      CRESCENT   WOODLANDS         OTHER
                                                   MOUNTAIN        RESORT        LAND   RESIDENTIAL  TEMPERATURE-
                                                DEVELOPMENT  DEVELOPMENT,    COMPANY,   DEVELOPMENT    CONTROLLED
                                                CORPORATION          INC.        INC.  CORPORATIONS     LOGISTICS  OFFICE    OTHER
----------------------------------------------------------------------------------------------------------------------------------
Total revenues................................  $   153,680  $    180,038  $  180,670   $    30,404   $  154,341    $89,841
Expenses:
   Operating expense..........................      127,589       158,860     105,231        10,897       21,982(1)  34,261
   Interest expense...........................          916         3,157       2,986           164       46,637     25,359
   Depreciation and amortization..............        4,966         6,430       4,479           436       57,848     20,673
   Taxes......................................        3,812           979      27,188         1,235        7,311          -
   Other (income) expense.....................            -             -           -             -       (2,886)         -
                                                ------------------------------------------------------------------------------------

Total expenses................................  $   137,283  $    169,426  $  139,884   $    12,732   $  130,892    $80,293
                                                ------------------------------------------------------------------------------------

Net income....................................  $    16,397  $     10,612  $   40,786   $    17,672   $   23,449(1) $ 9,548
                                                ------------------------------------------------------------------------------------

Operating Partnership's equity in net income of
   unconsolidated companies...................  $    16,109  $     10,407  $   16,466   $    10,488   $    7,432    $ 3,164  $11,645
                                                ====================================================================================

------------------------------------------------------------------------------------------------------------------------------------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

SUMMARY STATEMENTS OF OPERATIONS:

-----------------------------------------------------------------------------------------------------------
                                                                       FOR THE YEAR ENDED DECEMBER 31, 1999
                                                     ------------------------------------------------------
                                                          DESERT      CRESCENT            THE         OTHER
                                                        MOUNTAIN        RESORT      WOODLANDS   RESIDENTIAL
                                                     DEVELOPMENT  DEVELOPMENT,           LAND   DEVELOPMENT
                                                     CORPORATION          INC.  COMPANY, INC.  CORPORATIONS
-----------------------------------------------------------------------------------------------------------
Total revenues...................................... $   192,094  $    134,411    $   134,781   $    41,297
Expenses:
      Operating expense.............................     175,762       116,717         80,357        22,022
      Interest expense..............................           -         2,709          2,174            37
      Depreciation and amortization.................       6,435         3,131          4,386           343
      Taxes.........................................           -         1,963         19,146         1,440
                                                     ------------------------------------------------------

Total expenses...................................... $   182,197  $    124,520    $   106,063   $    23,842
                                                     ------------------------------------------------------

Net income.......................................... $     9,897  $      9,891    $    28,718   $    17,455
                                                     ======================================================

Operating Partnership's equity in net income of
   unconsolidated companies......................... $    10,097  $      9,561    $    15,548   $     7,665
                                                     ======================================================



-----------------------------------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31, 1999
                                                     ------------------------------------

                                                     TEMPERATURE-
                                                       CONTROLLED
                                                        LOGISTICS   OFFICE    OTHER
-----------------------------------------------------------------------------------------
Total revenues......................................  $  264,266    $78,534
Expenses:
      Operating expense.............................     127,516(1)  27,008
      Interest expense..............................      47,273     19,321
      Depreciation and amortization.................      54,574     19,273
      Taxes.........................................      (6,084)         -
                                                     ------------------------------------

Total expenses......................................  $  223,279    $65,602
                                                     ------------------------------------

Net income..........................................  $   40,987(1) $12,932
                                                     ====================================

Operating Partnership's equity in net income of
   unconsolidated companies.........................  $   15,039    $  5,265  $ 5,122
                                                     ====================================

-----------------------------------------------------------------------------------------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. OTHER ASSETS, NET:

--------------------------------------------------------------------------------
                                                                      BALANCE AT
                                                                    DECEMBER 31,
                                                             -------------------
                                                                 2001       2000
--------------------------------------------------------------------------------
Leasing costs............................................... $142,440   $123,036
Deferred financing costs....................................   46,305     48,645
Prepaid expenses............................................    9,444      3,690
Marketable securities.......................................   10,832     50,321
Other.......................................................   33,910     23,905
                                                             -------------------

                                                             $242,931   $249,597
Less--Accumulated amortization..............................  (97,281)   (77,644)
                                                             -------------------

                                                             $145,650   $171,953
                                                             ===================

--------------------------------------------------------------------------------

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. NOTES PAYABLE AND BORROWINGS UNDER FLEET FACILITY:

         The following is a summary of the Operating Partnership's debt financing at December 31, 2001 and 2000:

-------------------------------------------------------------------------------------
                                                              BALANCE AT DECEMBER 31,
                                                              -----------------------
SECURED DEBT                                                        2001         2000
-------------------------------------------------------------------------------------
UBS Term Loan II,(1) secured by the Funding VIII Properties
   and the Washington Harbour Office Properties.............  $        -   $  326,677
Fleet Fund I and II Term Loan(2)(5) due May 2005, bears
   interest at LIBOR plus 325 basis points (at December 31,
   2001, the interest rate was 5.39%), with a four-year
   interest-only term, secured by equity interests in
   Funding I and II with a combined book value of $275,000
   at December 31, 2001.....................................     275,000      200,000
AEGON Note(3) due July 2009, bears interest at 7.53% with
   monthly principal and interest payments based on a
   25-year amortization schedule, secured by the Funding
   III, IV and V Properties with a combined book value of
   $263,456 at December 31, 2001............................     269,930      274,320
LaSalle Note I(4) bears interest at 7.83% with an initial
   seven-year interest-only term (through August 2002),
   followed by principal amortization based on a 25-year
   amortization schedule through maturity in August 2027,
   secured by the Funding I Properties with a combined book
   value of $262,672 at December 31, 2001...................     239,000      239,000
Deutsche Bank-CMBS Loan due May 2004, bears interest at the
   30-day LIBOR rate plus 234 basis points (at December 31,
   2001, the interest rate was 5.84%), with a three-year
   interest-only term and two one-year extension options,
   secured by the Funding X Properties and Spectrum Center
   with a combined book value of $304,699...................     220,000            -
JP Morgan Mortgage Note(6) due October 2016, bears interest
   at a fixed rate of 8.31% with a two-year interest-only
   term (through October 2001), followed by principal
   amortization based on a 15-year amortization schedule
   through maturity in October 2016, secured by the Houston
   Center mixed-use Office Property complex with a combined
   book value of $268,978 at December 31, 2001..............     199,386      200,000
LaSalle Note (II(7) bears interest at 7.79% with an initial
   seven-year interest-only term (through March 2003),
   followed by principal amortization based on a 25-year
   amortization schedule through maturity in March 2028,
   secured by the Funding II Properties with a combined book
   value of $308,145 at December 31, 2001...................     161,000      161,000
UBS Term Loan I,(1) secured by the Funding VIII Properties
   and the Washington Harbour Office Properties.............           -      146,775
iStar Financial Note due September 2001, bears interest at
   30-day LIBOR plus 175 (at December 31, 2000, the rate
   was 8.57%) with

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

-------------------------------------------------------------------------------------
                                                              BALANCE AT DECEMBER 31,
                                                              -----------------------
SECURED DEBT                                                        2001         2000
-------------------------------------------------------------------------------------
   an interest-only term, secured by the Fountain Place
   Office Property with a book value of $112,332 at December
   31, 2000.................................................  $        -   $   97,123
UBS Line of Credit,(1) secured by the Funding VIII
   Properties and the Washington Harbour Properties.........           -       80,000
CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office
   Property and Denver Marriott City Center Resort/Hotel
   Property with a combined book value of $103,773 at
   December 31, 2001........................................      63,500       63,500
Metropolitan Life Note V due December 2005, bears interest
   at 8.49% with monthly principal and interest payments
   based on a 25-year amortization schedule, secured by the
   Datran Center Office Properties with a combined book
   value of $68,653 at December 31, 2001....................      38,696       39,219
Northwestern Life Note due January 2004, bears interest at
   7.66% with an interest-only term, secured by the 301
   Congress Avenue Office Property with a book value of
   $36,234 at December 31, 2001.............................      26,000       26,000
Metropolitan Life Note I due September 2001, bears interest
   at 8.88% with monthly principal and interest payments
   based on a 20-year amortization schedule, secured by five
   of The Woodlands Office Properties with a combined book
   value of $12,464 at December 31, 2000....................           -        9,263
Nomura Funding VI Note(8) bears interest at 10.07% with
   monthly principal and interest payments based on a
   25-year amortization schedule through maturity in July
   2020, secured by the Funding VI Property with a book
   value of $35,043 at December 31, 2001....................       8,187        8,330
Woodmen of the World Note(9) due April 2009, bears interest
   at 8.20% with an initial five-year interest-only term
   (through April 2006), followed by principal amortization
   based on a 25-year amortization schedule, secured by the
   Avallon IV Office Property with a book value of
   $12,858..................................................       8,500            -
Mitchell Mortgage Note due August 2002, bears interest at
   7.00% with an interest-only term, secured by three of The
   Woodlands Office Properties with a combined book value of
   $9,167...................................................       6,244            -
Rigney Promissory Note due November 2012, bears interest at
   8.50% with quarterly principal and interest payments based on a 15-year amortization schedule, secured by a parcel
   of land with a book value of $17,123 at December 31,
   2001.....................................................         651          688

UNSECURED DEBT

Fleet Facility(2) due May 2004, bears interest at LIBOR plus
   187.5 basis points (at December 31, 2001, the interest
   rate was 3.92%), with a three-year interest-only term and
   a one year extension option..............................     283,000            -

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

-------------------------------------------------------------------------------------
                                                              BALANCE AT DECEMBER 31,
                                                              -----------------------
SECURED DEBT                                                        2001         2000
-------------------------------------------------------------------------------------
2007 Notes(10) bear interest at a fixed rate of 7.50% with a
   ten-year interest-only term, due September 2007..........  $  250,000   $  250,000
2002 Notes(10) bear interest at a fixed rate of 7.00% with a
   five-year interest-only term, due September 2002.........     150,000      150,000

SHORT-TERM BORROWINGS
Short-term borrowings(11); variable interest rates ranging
   from the Fed Funds rate plus 150 points to LIBOR plus 375
   basis points, with maturities up to August 2002..........      15,000            -
                                                              -----------------------

            Total Notes Payable.............................  $2,214,094   $2,271,895
                                                              =======================

-------------------------------------------------------------------------------------

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         Below are the aggregate principal payments required as of December 31, 2001 under indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.

--------------------------------------------------------------------------------------------
                                                            SECURED   UNSECURED        TOTAL
--------------------------------------------------------------------------------------------
2002...................................................  $   80,157    $165,000    $  245,157
2003...................................................      15,060           -        15,060
2004...................................................     262,857(1)  283,000(1)    545,857
2005...................................................     329,339           -       329,339
2006...................................................     347,207           -       347,207
Thereafter.............................................     481,474     250,000       731,474
                                                          -----------------------------------

                                                         $1,516,094    $698,000    $2,214,094
                                                          ===================================

--------------------------------------------------------------------------------------------

(1) These amounts do not represent the effect of a one-year extension option on the Fleet Facility and two one-year extension options on the Deutsche Bank--CMBS Loan.

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

         In addition to the subsidiaries listed in "Note 1. Organization and Basis of Presentation," certain other subsidiaries of the Operating Partnership were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. The following lists these entities, all of which are consolidated and are grouped based on the Properties to which they relate:
Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding IX Properties (CRE Management IX, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L. P., CRE Management X, LLC); Spectrum Center Partners, L.P., Spectrum Mortgage Associates, L. P., CSC Holdings Management, LLC, Crescent SC Holdings, L. P., CSC Management,

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LLC); and 5 Houston Center (Development Property) (C5HC Management, LLC, Crescent 5 Houston Center, L. P.).

DEBT REFINANCING AND FLEET FACILITY

         In May 2001, the Operating Partnership (i) repaid and retired the UBS Facility which consisted of the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II; (ii) repaid and retired the iStar Financial Note; and (iii) modified and replaced the Fleet Term Note II with proceeds from a $970,000 debt refinancing. In May 2001, the Operating Partnership wrote off $12,200 of deferred financing costs related to the early extinguishment of the UBS Facility which is included in Extraordinary Item--Extinguishment of Debt.

NEW DEBT RESULTING FROM REFINANCING

----------------------------------------------------------------------------------------------
                                               MAXIMUM                                MATURITY
DESCRIPTION                                  BORROWING                INTEREST RATE       DATE
----------------------------------------------------------------------------------------------
Fleet Facility.............................  $400,000(1) LIBOR + 187.5 basis points     2004(2)
Fleet Fund I and II Term Loan..............  $275,000      LIBOR + 325 basis points     2005
Deutsche Bank--CMBS Loan...................  $220,000      LIBOR + 234 basis points     2004(3)
Deutsche Bank Short-Term Loan..............  $ 75,000      LIBOR + 300 basis points     2001(4)
----------------------------------------------------------------------------------------------

(1) The $400,000 Fleet Facility is an unsecured revolving line of credit. The weighted average interest rate from the origination of the note in May 2001 through December 31, 2001 is 5.38%.

(2) One-year extension option.

(3) Two one-year extension options.

(4) Repaid September 19, 2001.

DEBT REPAID OR MODIFIED AND REPLACED BY REFINANCING

-----------------------------------------------------------------------------------------------
                             MAXIMUM                              MATURITY              BALANCE
DESCRIPTION                BORROWING              INTEREST RATE       DATE   REPAID/MODIFIED(1)
-----------------------------------------------------------------------------------------------
UBS Line of Credit.......  $300,000    LIBOR + 250 basis points     2003          $165,000
UBS Term Loan I..........  $146,775    LIBOR + 250 basis points     2003          $146,775
UBS Term Loan II.........  $326,677    LIBOR + 275 basis points     2004          $326,677
Fleet Term Note II.......  $200,000    LIBOR + 400 basis points     2003          $200,000
iStar Financial Note.....  $ 97,123    LIBOR + 175 basis points     2001          $ 97,123
-----------------------------------------------------------------------------------------------

(1) All the amounts listed, other than the Fleet Term Note II, were repaid. In May 2001, the Fleet Term Note II was modified and replaced by the Fleet Fund I and II Term Loan.

7. INTEREST RATE CAPS:

         In connection with the closing of the Deutsche Bank--CMBS Loan in May 2001, the Operating Partnership entered into a LIBOR interest rate cap struck at 7.16% for a notional amount of $220,000, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Operating Partnership's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings. As

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the significant terms of these arrangements are substantially the same, the effects of a revaluation of these instruments are expected to substantially offset each other.

8.   CASH FLOW HEDGES:

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of December 31, 2001, the Operating Partnership had entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements as of December 31, 2001, and interest expense for the year ended December 31, 2001:

-------------------------------------------------------------------------------------------------
                                                                                       ADDITIONAL
                                                                         INTEREST EXPENSE FOR THE
ISSUE                  NOTIONAL    MATURITY   REFERENCE    FAIR MARKET    YEAR ENDED DECEMBER 31,
DATE                     AMOUNT        DATE        RATE          VALUE                       2001
-------------------------------------------------------------------------------------------------
9/01/1999............  $200,000   9/02/2003     6.183%      $(10,800)             $3,500
2/04/2000............  $200,000   2/03/2003      7.11%      $(10,800)             $6,000
4/18/2000............  $100,000   4/18/2004      6.76%      $ (7,200)             $2,700
-------------------------------------------------------------------------------------------------

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

For noncancelable operating leases for consolidated Office Properties owned as of December 31, 2001, future minimum rentals (base rents) during the next five years and thereafter (excluding tenant reimbursements of operating expenses for Office Properties) are as follows:

------------------------------------------------------------------------
                                                                  OFFICE
                                                              PROPERTIES
------------------------------------------------------------------------
2002........................................................  $  410,459
2003........................................................     350,022
2004........................................................     268,891
2005........................................................     213,334
2006........................................................     165,175
Thereafter..................................................     482,383
                                                              ----------

                                                              $1,890,264
                                                              ==========

------------------------------------------------------------------------

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

         See "Note 2. Summary of Significant Accounting Policies," for further discussion of revenue recognition, and "Note 3. Segment Reporting," for further discussion of significant customers.

10.   COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

         The Operating Partnership has 12 Properties located on land that is subject to long-term ground leases, which expire between 2015 and 2080. The Operating Partnership also leases

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

parking spaces in a parking garage adjacent to one of its Properties pursuant to a lease expiring in 2021. Lease expense associated with these leases during each of the three years ended December 31, 2001, 2000, and 1999 was $2,766, $2,869 and $2,642, respectively. Future minimum lease payments due under such leases as of December 31, 2001, are as follows:

------------------------------------------------------------------------
                                                                  LEASES
                                                             COMMITMENTS
------------------------------------------------------------------------
2002........................................................  $  2,121
2003........................................................     2,129
2004........................................................     2,136
2005........................................................     2,143
2006........................................................     2,155
Thereafter..................................................   107,219
                                                             -----------

                                                              $117,903
                                                             ===========

------------------------------------------------------------------------

COPI COMMITMENTS

         See "Note 22. Subsequent Events," for a description of the Operating Partnership's commitments related to the agreement with COPI, executed on February 14, 2002.

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                              STOCK OPTIONS PLANS

         A summary of the status of the Company's 1994 and 1995 Plans as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented in the table below:

----------------------------------------------------------------------------------------------------------------
                                                2001                          2000                          1999
                         ---------------------------   ---------------------------   ---------------------------
                         OPTIONS TO        WTD. AVG.   OPTIONS TO        WTD. AVG.   OPTIONS TO        WTD. AVG.
                            ACQUIRE   EXERCISE PRICE      ACQUIRE   EXERCISE PRICE      ACQUIRE   EXERCISE PRICE
                             SHARES        PER SHARE       SHARES        PER SHARE       SHARES        PER SHARE
----------------------------------------------------------------------------------------------------------------
Outstanding as of
   January 1,..........       7,966   $           21        6,661   $           21        6,967   $           21
Granted................         559               22        1,665               20        3,489               16
Exercised..............        (747)              17         (209)              15       (2,900)              13
Forfeited..............        (803)              20         (151)              20         (895)              30
Expired................           -                -            -                -            -                -
                         ---------------------------------------------------------------------------------------

Outstanding/Wtd. Avg.
   as of December 31,..       6,975   $           21        7,966   $           21        6,661   $           21
                         ---------------------------------------------------------------------------------------

Exercisable/Wtd. Avg.
   as of December 31,..       3,127   $           24        2,630   $           23        1,721   $           24
----------------------------------------------------------------------------------------------------------------

The following table summarizes information about the options outstanding and exercisable at December 31, 2001:

--------------------------------------------------------------------------------------------------------
                                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                          ------------------------------                    ----------------------------
                               NUMBER    WTD. AVG. YEARS                         NUMBER
                          OUTSTANDING   REMAINING BEFORE        WTD. AVG.   EXERCISABLE        WTD. AVG.
RANGE OF EXERCISE PRICES  AT 12/31/01         EXPIRATION   EXERCISE PRICE   AT 12/31/01   EXERCISE PRICE
--------------------------------------------------------------------------------------------------------
$11 to 19...............        3,258          7.4 years   $           16         1,252   $           16
$19 to 27...............        2,221                8.3               22           599               22
$27 to 39...............        1,496                6.1               32         1,276               32
                          ------------------------------------------------------------------------------

$11 to 39...............        6,975          7.4 years   $           21         3,127   $           24
                          ==============================================================================

--------------------------------------------------------------------------------------------------------

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

         A summary of the status of the Operating Partnership's 1996 Unit Plan as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares):

                        1996 UNIT INCENTIVE OPTION PLAN

-------------------------------------------------------------------------------------------------------------------
                                               2001                            2000                            1999
                      -----------------------------   -----------------------------   -----------------------------
                            SHARES        WTD. AVG.         SHARES        WTD. AVG.         SHARES        WTD. AVG.
                        UNDERLYING   EXERCISE PRICE     UNDERLYING   EXERCISE PRICE     UNDERLYING   EXERCISE PRICE
                      UNIT OPTIONS        PER SHARE   UNIT OPTIONS        PER SHARE   UNIT OPTIONS        PER SHARE
-------------------------------------------------------------------------------------------------------------------
Outstanding as of
   January 1,........        2,414   $           17          2,414   $           17          4,000   $           18
Granted..............            -                -              -                -            200               16
Exercised............          (20)              18              -                -         (1,143)              18
Forfeited............            -                -              -                -           (643)              18
Expired..............            -                -              -                -              -                -
                      ---------------------------------------------------------------------------------------------

Outstanding/Wtd. Avg.
   as of December
   31,...............        2,394   $           17          2,414   $           17          2,414   $           17
                      ---------------------------------------------------------------------------------------------

Exercisable/Wtd. Avg.
   as of December
   31,...............        1,766   $           18          1,571   $           18          1,143   $           18
-------------------------------------------------------------------------------------------------------------------

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

STOCK OPTION AND UNIT PLANS

         The Company and the Operating Partnership apply APB No. 25 in accounting for options granted pursuant to the 1995 Plan, the 1994 Plan and the 1996 Unit Plan (collectively, the "Plans"). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans, consistent with SFAS No. 123, the Operating Partnership's net income and earnings per unit would have been reduced to the following pro forma amounts:

--------------------------------------------------------------------------------------------
                                                             FOR THE YEAR ENDED DECEMBER 31,
                               -------------------------------------------------------------
                                            2001                  2000                  1999
                               -----------------   -------------------   -------------------
                                     AS      PRO         AS        PRO         AS        PRO
                               REPORTED    FORMA   REPORTED      FORMA   REPORTED      FORMA
--------------------------------------------------------------------------------------------
Basic EPS:
   Net Income (Loss)
      available to
      partners...............  $ 10,505   $5,364   $283,678   $278,074   $ (6,168)  $(11,725)
Diluted EPS:
   Net Income (Loss)
      available to
      partners...............    10,505    5,364    283,678    278,074     (6,168)   (11,725)
Basic Earnings (Loss) per
   Unit......................      0.15     0.08       4.18       4.10      (0.09)     (0.17)
Diluted Earnings (Loss) per
   Unit......................      0.15     0.08       4.15       4.06      (0.09)     (0.17)
--------------------------------------------------------------------------------------------

         At December 31, 2001, 2000 and 1999, the weighted average fair value of options granted (assumes each unit option was two common share options) was $2.73, $2.46 and $2.80, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model using the following expected weighted average assumptions in the calculation.

-----------------------------------------------------------------------------------------------
                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                   2001        2000        1999
-----------------------------------------------------------------------------------------------
Life of options.............................................  10 years    10 years    10 years
Risk-free interest rates....................................       4.4%        8.0%        8.0%
Dividend yields.............................................       8.3%       10.0%       12.0%
Stock price volatility......................................      25.7%       26.0%       27.0%
-----------------------------------------------------------------------------------------------

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

         As of December 31, 2001, the annual interest rate on the note was approximately 8.56%. For the year ended December 31, 2001, the Operating Partnership recognized interest income of $29,272 on the note. See "Note 13. Partners' Capital." The repurchased common shares will be held in SH IX until all the Class A Units are redeemed. The Company, as a partner of the Operating Partnership, receives quarterly distributions from the Operating Partnership, which it then uses to make distributions to it shareholders. Distributions on these repurchased common shares will continue to be paid by the Company to SH IX, as a shareholder of the Company, and will be used by SH IX to make payments of interest due to Funding IX on the loan. Funding IX in turn will use these funds to pay dividends on the Class A Units.

         In accordance with GAAP, the operations, assets and liabilities of Funding IX and SH IX are consolidated with those of the Company in the Company's consolidated financial statements. In accordance with GAAP, the operations, assets and liabilities of Funding IX (but not those of SH

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

--------------------------------------------------------------------------------------------
                                                                        AFTER ELIMINATION OF
                                                 GAAP PRESENTATION         INTRACOMPANY LOAN
                                           -------------------------------------------------
                                           YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------
                                                 2001         2000         2001         2000
--------------------------------------------------------------------------------------------
BALANCE SHEET DATA (AT PERIOD END):
   Total assets..........................  $4,422,826   $4,827,999   $4,138,102   $4,542,913
OPERATING DATA:
   Total revenues........................     725,326      739,697      696,054      718,405
   Operating income (loss)...............       1,188      111,176      (28,084)      89,884
   Income before minority interests and
      extraordinary item.................      56,844      324,344       27,572      303,052
   Net income (loss).....................      24,006      300,084       (5,266)     278,792
   Basic earnings per unit(1):
         Income (loss) before
            extraordinary item...........  $     0.33   $     4.24   $    (0.11)  $     4.23
   Diluted earnings per unit(1):
         Income (loss) before
            extraordinary item...........  $     0.33   $     4.21   $    (0.11)  $     4.19
--------------------------------------------------------------------------------------------

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

FORWARD SHARE PURCHASE AGREEMENT

         On August 12, 1997, the Company entered into two transactions with affiliates of the predecessor of UBS AG ("UBS"). In one transaction, the Company sold 4,700,000 common shares to UBS for approximately $148,000 and received approximately $145,000 in net proceeds. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Share Purchase Agreement") with UBS. The Company had the right to settle the Forward Share Purchase Agreement in cash or common shares. On August 11, 1998, the Company paid a fee of approximately $3,000 to UBS in connection with the exercise by the Company and UBS of the right to extend the term of the Forward Share Purchase Agreement until August 12, 1999.

         The Forward Share Purchase Agreement was accounted for under the Emerging Issues Task Force (the "EITF") Issue No. 96-13. The Forward Share Purchase Agreement and the related common stock was accounted for together as an equity instrument, similar to a preferred stock instrument with a cumulative fixed dividend, the forward accretion component or the guaranteed return to UBS was accounted for like a preferred dividend. Additionally, the common shares actually issued and outstanding were considered in both the basic and diluted weighted-average shares calculations. The diluted EPS calculation also included any contingently issuable common shares.

         On June 30, 1999, the Company settled the Forward Share Purchase with affiliates of the predecessor of UBS. At settlement of the Forward Share Purchase Agreement, the Company made a cash payment of approximately $149,000 (the "Settlement Price") to UBS in exchange for the return by UBS to the Company of 7,299,760 common shares.

         The number of common shares returned to the Company is equal to the 4,700,000 common shares originally issued to UBS plus 2,599,760 common shares subsequently issued by the Company, because of a decline in its stock price. In connection with the issuance of additional common shares, the Company received an additional limited partner interest, which resulted in

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

         The Company commenced its Share Repurchase Program in March 2000. As of December 31, 2001, the Company had repurchased 18,756,423 common shares, 20,286 of which have been retired, at an average price of $19.09 per common share for an aggregate of approximately $358,115. As of December 31, 2001, the Company held 14,468,623 of the repurchased common shares in SH IX. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Note 12. Sale of Preferred Equity Interests in Subsidiary and Intracompany Loan." These common shares are consolidated as treasury shares in accordance with GAAP in the Company's financial statements. However, these shares are held in SH IX until all of the Class A Units are redeemed, an are considered outstanding for the Operating Partnership's financial statements. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

from UBS at an average cost of $17.62 per common share for an aggregate of approximately $102,333 under the Share Repurchase Agreement with UBS.

         The Share Repurchase Agreement was accounted for under EITF 96-13 and was considered an equity instrument similar to a preferred stock instrument with a cumulative fixed dividend, the forward accretion component or guaranteed return to UBS was accounted for like a preferred dividend. Additionally, the common shares actually issued and outstanding were considered in both the basic and diluted weighted-average shares calculations. The diluted EPS calculation also included any contingently issuable common shares.

         The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See "Note 12. Sale of Preferred Equity Interests in Subsidiary and Intracompany Loan."

DISTRIBUTIONS

         Beginning with the third quarter of 2001, the Operating Partnership, due to its revised cash flow expectations in the uncertain economic environment and measuring its payout ratios to those of the Operating Partnership's peer group, reduced its quarterly distribution from $1.10 per unit, or an annualized distribution of $4.40 per unit, to $0.75 per unit, or an annualized distribution of $3.00 per unit.

The following table summarizes the distributions paid or declared by the Operating Partnership to unitholders during the year ended December 31, 2001.

-----------------------------------------------------------------------------------------------------------
                                                                                                     ANNUAL
                                                   DIVIDEND/     TOTAL     RECORD    PAYMENT      DIVIDEND/
SECURITY                                        DISTRIBUTION    AMOUNT       DATE       DATE   DISTRIBUTION
-----------------------------------------------------------------------------------------------------------
Units..........................................  $    1.100    $74,697(2)  1/31/01   2/15/01    $     4.40
Units..........................................  $    1.100    $74,789(2)  4/30/01   5/15/01    $     4.40
Units..........................................  $    1.100    $74,986(2)  7/31/01   8/15/01    $     4.40
Units..........................................  $    0.750(1) $49,937(2) 10/31/01  11/15/01    $     3.00(1)
Units..........................................  $    0.750(1) $49,706(2)  1/31/02   2/15/02    $     3.00(1)
6 3/4% Series A Preferred Units................  $    0.422    $ 3,375    1/31/01    2/15/01    $     1.69
6 3/4% Series A Preferred Units................  $    0.422    $ 3,375    4/30/01    5/15/01    $     1.69
6 3/4% Series A Preferred Units................  $    0.422    $ 3,375    7/31/01    8/15/01    $     1.69
6 3/4% Series A Preferred Units................  $    0.422    $ 3,375   10/31/01   11/15/01    $     1.69
6 3/4% Series A Preferred Units................  $    0.422    $ 3,375    1/31/02    2/15/02    $     1.69
-----------------------------------------------------------------------------------------------------------

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

         The distributions paid to unitholders during the year ended December 31, 2000, were $299,889. As of December 31, 2000, SH IX was holding 14,468,623 common shares of the Company. The distribution amount of $299,889 includes $17,313 for the year ended December 31, 2000, related to these common shares.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The distributions paid to preferred unitholders during the year ended December 31, 2000, were $13,500, or $1.6875 per preferred unit.

UNITS

Following is the income tax status of distributions paid by the Operating Partnership on units during the years ended December 31, 2001, and 2000 to unitholders:

--------------------------------------------------------------------------
                                                              2001    2000
--------------------------------------------------------------------------
Ordinary dividend/distribution..............................  50.3%   51.5%
Capital gain................................................    -      6.4%
Return of capital...........................................  49.7%   35.9%
Unrecaptured Section 1250 gain..............................    -      6.2%
--------------------------------------------------------------------------

PREFERRED UNITS

         Following is the income tax status of dividends paid by the Company and distributions paid by the Operating Partnership during the years ended December 31, 2001 and 2000 to preferred unitholders:

---------------------------------------------------------------------------
                                                               2001    2000
---------------------------------------------------------------------------
Ordinary dividend/distribution..............................  100.0%   83.7%
Capital gain................................................      -     8.2%
Unrecaptured Section 1250 gain..............................      -     8.1%
---------------------------------------------------------------------------

14. MINORITY INTEREST:

         Minority interest represents joint venture and preferred equity interests held by third parties in other consolidated subsidiaries.

15. RELATED PARTY DISCLOSURES:

DBL HOLDINGS, INC. ("DBL")

         As of December 31, 2001, the Operating Partnership owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. Originally, Mr. Goff contributed his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443 for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc. and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in MVDC and HADC. At December 31, 2001, Mr. Goff's interest in DBL was approximately $554.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         Since June 1999, the Operating Partnership has contributed approximately $23,800 to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. The ownership structure of GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and 50% by Mr. Goff. Mr. Rainwater is also a limited partner of GMSP. At December 31, 2001, DBL has an approximately $14,100 investment in G2.

         In March 1999, DBL-CBO, Inc. acquired $6,000 aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. At December 31, 2001 this investment was valued at approximately $5,400.

COPI COLORADO, L. P.

         As of December 31, 2001, CRD was owned 90% by the Operating Partnership and the remaining 10%, representing 100% of the voting stock, was owned by COPI Colorado, L.P. ("COPI Colorado"), of which 60% was owned by COPI, with 20% owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner and 20% owned by a third party.

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

LOANS TO EMPLOYEES OF THE OPERATING PARTNERSHIP AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of December 31, 2001, the Operating Partnership had approximately $32,900 of loans outstanding (including approximately $3,855 loaned during the year ended December 31, 2001) to certain employees of the Operating Partnership and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and the Operating Partnership's unit incentive plans pursuant to an agreement approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company and units of the Operating Partnership pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, had a loan representing $26,300 of the $32,900 total outstanding loans at December 31, 2001.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

IMPAIRMENT AND OTHER ADJUSTMENTS RELATED TO COPI

Resort/Hotel Accounts Receivable, net of allowance..........   $ 33,200
Resort/Hotel Deferred Rent Receivable.......................     12,700
Notes Receivable and Accrued Interest.......................     71,500
Asset transaction costs.....................................      2,800
                                                               --------

                                                               $120,200
Less estimated collateral value to be received from COPI:
Estimated Fair Value of Resort/Hotel FF&E...................   $  6,900
Estimated Fair Value of Voting Stock of Residential
   Development Corporations.................................     38,500
                                                               --------

                                                               $ 45,400
                                                               --------

Impairment of assets........................................   $ 74,800
Plus Estimated Costs Related to COPI Bankruptcy.............     18,000
                                                               --------

Impairment and other charges related to COPI................   $ 92,800
-----------------------------------------------------------------------

         For a description of the COPI assets transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, of certain COPI assets, see "Note
22. Subsequent Events."

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

         On September 28, 2001, the Woodlands Office Equities--'95 Limited ("WOE"), owned by the Operating Partnership and the Woodlands CPC, sold two Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $11,281, of which the Operating Partnership's portion was approximately $9,857. The sale generated a net gain of approximately $3,418, of which the Operating Partnership's portion was approximately $2,987.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

----------------------------------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                  2001        2000        1999
----------------------------------------------------------------------------------------------
Revenue.....................................................  $16,673     $22,751     $20,683
Operating Expenses..........................................    5,998       7,460       6,588
                                                              --------------------------------

Net Operating Income........................................  $10,675(1)  $15,291     $14,095
----------------------------------------------------------------------------------------------

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

         During the year ended December 31, 2000, the Woodlands Retail Equities--'96 Limited, owned by the Operating Partnership and Woodlands CPC, completed the sale of its retail portfolio, consisting of the Operating Partnership's four retail properties located in The Woodlands, Texas. The sale generated approximately $42,700 of net proceeds, of which the Operating Partnership's portion was approximately $32,000. The sale generated a net gain of approximately $6,500, of which the Operating Partnership's portion was approximately $4,900. The proceeds received by the Operating Partnership were used primarily to pay down variable-rate debt. The net operating income for the years ended December 31, 2000 and 1999 for the four retail properties was $15 and $3,792, respectively. Net operating income for the year ended 2000 only includes the periods for which these properties were held during the year.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

RESORT/HOTEL SEGMENT

         On November 3, 2000, the Operating Partnership completed the sale of the Four Seasons Hotel--Houston for a sales price of approximately $105,000. The Operating Partnership used approximately $19,700 of the proceeds to buy out the Property lease with COPI and the asset management contract, and for other transaction costs. The sale generated net proceeds of approximately $85,300. The Operating Partnership also used approximately $56,600 of the net proceeds to redeem Class A Units in Funding IX, through which the Operating Partnership owned the Property, from GMACCM. See "Note 12. Sale of Preferred Equity Interests in Subsidiary and Intracompany Loan" for a description of the ownership structure of Funding IX. The sale generated a net gain, which is included in Gain on Property Sales, net, of approximately $28,715. The Operating Partnership's net operating income for the years ended December 31, 2000 and 1999 for the Four Seasons Hotel--Houston was $7,591 and $9,237, respectively. The operating results of this property are included in operating income for 2000 only for the periods for which this Property was held during the year.

18.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

---------------------------------------------------------------------------------------------
                                                                2001
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
---------------------------------------------------------------------------------------------
Revenues...............................   $ 185,791   $198,175   $     183,932   $    157,428
Income before minority interests and
   extraordinary item..................      48,945     42,060          38,458        (72,619)
Minority interests.....................      (5,683)    (5,215)         (5,337)        (4,429)
Extraordinary Item.....................           -    (12,174)              -              -
Net income available to partners
   - basic.............................      39,887     21,296          29,746        (80,424)
   - diluted...........................      39,887     21,296          29,746        (80,425)
Per share data:
   Basic Earnings Per Unit
      - Income before extraordinary
         item..........................        0.59       0.49            0.44          (1.20)
      - Net income.....................        0.59       0.31            0.44          (1.20)
   Diluted Earnings Per Unit
      - Income before extraordinary
         item..........................        0.58       0.48            0.43          (1.20)
      - Net income.....................        0.58       0.30            0.43          (1.20)
---------------------------------------------------------------------------------------------

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

---------------------------------------------------------------------------------------------
                                                                2000
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
---------------------------------------------------------------------------------------------
Revenues...............................   $ 175,788   $175,229   $     190,677   $    198,003
Income before minority interests and
   extraordinary item..................      62,082     44,737         114,407        103,118
Minority interests.....................        (650)    (3,964)         (7,643)        (7,625)
Extraordinary Item.....................      (4,378)         -               -              -
Net income available to partners
   - basic.............................      51,603     36,680         101,742         93,653
   - diluted...........................      51,603     36,680         101,742         93,653
Per share data:
   Basic Earnings Per Unit
      - Income before extraordinary
         item..........................        0.83       0.57            1.50           1.54
      - Net income.....................        0.83       0.57            1.50           1.54
   Diluted Earnings Per Unit
      - Income before extraordinary
         item..........................        0.82       0.56            1.48           1.52
      - Net income.....................        0.82       0.56            1.48           1.52
---------------------------------------------------------------------------------------------

19.   BEHAVIORAL HEALTHCARE PROPERTIES:

         During the year ended December 31, 1999, the Operating Partnership received cash rental payments of approximately $35,300 from CBHS, which is included in Interest and Other Income. As of December 31, 1999, the behavioral healthcare segment consisted of 88 behavioral healthcare properties in 24 states, all of which were leased to CBHS and its subsidiaries under a triple-net master lease. However, during 1999, CBHS's business was negatively affected by many factors, including adverse industry conditions, and CBHS failed to perform in accordance with its operating budget. In the third quarter of 1999 CBHS was unable to meet its rental obligation to the Operating Partnership and the Operating Partnership began to recognize rent from CBHS on a cash basis due to the uncertainty that CBHS would be able to fulfill its rental obligations under the lease. In the fourth quarter of 1999, the Operating Partnership, COPI, Magellan Health Services, Inc. ("Magellan") and CBHS completed a recapitalization of CBHS. Pursuant to the recapitalization, Magellan transferred its remaining hospital-based assets to CBHS, canceled its accrued franchise fees and terminated the franchise agreements, pursuant to which Magellan had provided certain services to CBHS in exchange for certain franchise fees.

         The following financial statement charges were made with respect to the Operating Partnership's investment in the behavioral healthcare properties for the year ended December 31, 1999:

       - CBHS rent was reflected on a cash basis beginning in the third quarter of 1999;

       - The Operating Partnership wrote-off the rent that was deferred according to the CBHS lease agreement from the commencement of the lease in June of 1997 through June 30, 1999. The balance written-off totaled $25,600;

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

       - The Operating Partnership wrote-down its behavioral healthcare real estate assets by approximately $103,800 to a book value of $245,000;

       - The Operating Partnership wrote-off Magellan warrants of $12,500;

       - The Operating Partnership recorded approximately $15,000 of additional expense to be used by CBHS as working capital; and

       - The Operating Partnership ceased recording depreciation expense in the beginning of November of 1999 on the behavioral healthcare properties that were classified as held for disposition.

         On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware.

         During the year ended December 31, 2000, payment and treatment of rent for the behavioral healthcare properties was subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Operating Partnership received approximately $15,400 in rent and interest from CBHS during the year ended December 31, 2000, which is included in Interest and Other Income. The Operating Partnership also completed the sale of 60 behavioral healthcare properties previously classified as held for disposition during the year ended December 31, 2000 (contained in Net Investment in Real Estate). The sales generated approximately $233,700 in net proceeds and a net gain of approximately $58,600 for the year ended December 31, 2000. The net proceeds from the sale of the 60 behavioral healthcare properties sold during the year ended December 31, 2000 were used primarily to pay down variable-rate debt. During the year ended December 31, 2000, the Operating Partnership recognized an impairment loss of approximately $9,300 on the behavioral healthcare properties held for disposition, which is included in Impairment and Other Charges Related to Real Estate Assets. This amount represents the difference between the carrying values and the estimated sales prices less the costs of the sales. At December 31, 2000, the carrying value of the 28 behavioral healthcare properties classified as held for disposition was approximately $68,500 (contained in Net Investment in Real Estate). Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale.

         The Operating Partnership received approximately $6,000 in repayments of a working capital loan from CBHS during the year ended December 31, 2001, which is included in Interest and Other Income. The Operating Partnership also completed the sale of 18 behavioral healthcare properties previously classified as held for disposition during the year ended December 31, 2001 (contained in Net Investment in Real Estate). The sales generated approximately $34,700 in net proceeds and a net gain of approximately $1,600 for the year ended December 31, 2001. The net proceeds from the sale of the 18 behavioral healthcare properties sold during the year ended December 31, 2001 were used primarily to pay down variable-rate debt.

         During the year ended December 31, 2001, the Operating Partnership recognized an impairment loss of approximately $8,500 on the behavioral healthcare properties held for disposition, which is included in Impairment and Other Charges Related to Real Estate Assets.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

This amount represents the difference between the carrying values and the estimated sales prices less the costs of the sales. At December 31, 2001, the carrying value of the 10 behavioral healthcare properties classified as held for disposition was approximately $27,900 (contained in Net Investment in Real Estate). Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale.

20. BROADBAND:

         In 2000, the Operating Partnership made an equity investment in Broadband Office, Inc. ("Broadband"), (a facilities-based provider of broadband data, video and voice communication services delivered over fiber optic networks), and related entities. In May 2001, Broadband filed for Chapter 11 bankruptcy protection, and the Operating Partnership's investment in Broadband was approximately $7,200. Yipes Communications Group, Inc. ("Yipes"), another telecom provider, has received approval from the federal bankruptcy court to acquire certain rights formerly owned by Broadband. In addition, Yipes has executed agreements with nine major real estate entities, including the Operating Partnership, to assume telecom licensing agreements, in modified formats. As part of this transaction, the Operating Partnership acquired ownership of certain telecom assets previously owned by Broadband and located within office properties in consideration for conveyance of its equity interest in Broadband to Yipes. These telecom assets were independently appraised and valued in excess of the Operating Partnerships' equity interest in Broadband. As a result, the Operating Partnership reclassified its investment in Broadband of approximately $7,200 from Other Assets to Building Improvements during the year ended December 31, 2001. Therefore, Broadband's bankruptcy did not have a material effect on the Operating Partnership's results of operations for the year ended December 31, 2001 or its financial position as of December 31, 2001.

21. SETTLEMENT OF MERGER DISPUTE:

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

22. SUBSEQUENT EVENTS:

OFFICE SEGMENT

         On January 18, 2002, the Operating Partnership completed the sale of the Cedar Springs Office Property located in Dallas, Texas. The sale generated net proceeds of approximately $12,000 and a net gain of approximately $4,500. The proceeds from the sale of Cedar Springs were used primarily to pay down variable-rate debt.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         In addition, the Operating Partnership has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15,000 obligation to Bank of America, together with any accrued interest. COPI obtained the loan primarily to participate in investments with the Operating Partnership. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John C. Goff, the Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, enter into a support agreement with COPI and Bank of America, pursuant to which they agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and the net proceeds of an offering of COPI securities were insufficient to allow COPI to pay Bank of America in full. The Operating Partnership believes, based on advice of counsel, that the support agreement should be unenforceable in a COPI bankruptcy. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur.

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the actual financial condition as of December 31, 2001 or results of operations that would have been achieved had the principal transactions contemplated by the Agreement been completed as of January 1, 2001 or 2000.

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET

---------------------------------------------------------------------------------
                                                               AS OF DECEMBER 31,
                                                                             2001
---------------------------------------------------------------------------------
Real estate, net............................................   $        3,362,342
Cash........................................................              186,487
Other assets................................................            1,297,059
                                                               ------------------

   Total assets.............................................   $        4,845,888
                                                               ==================

Notes payable...............................................   $        2,396,290
Other liabilities...........................................              439,804
Minority interests..........................................              283,102
Total partners' capital.....................................            1,726,692
                                                               ------------------

      Total liabilities and partners' capital...............   $        4,845,888
                                                               ==================

---------------------------------------------------------------------------------

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------
                                                                   FOR THE YEAR ENDED
                                                                         DECEMBER 31,
                                                              -----------------------
                                                                    2001         2000
-------------------------------------------------------------------------------------
Total revenues..............................................  $1,178,100   $1,231,173
Total expenses..............................................   1,162,390    1,092,726
                                                              -----------------------

Operating Income............................................      15,710      138,447
                                                              -----------------------

Total other income and expense..............................      53,161      203,874
Income before minority interests, income taxes and
   extraordinary item.......................................      68,871      342,321
Income before extraordinary item and cumulative effect of
   change in accounting principle...........................  $   32,184   $  302,283
                                                              =======================

Basic Earnings per unit(1)..................................  $     0.47   $     4.45
Diluted Earnings per unit(1)................................  $     0.47   $     4.41
-------------------------------------------------------------------------------------

(1) Represents earnings per unit for income before extraordinary item and cumulative effect of change in accounting principle.

         The Unaudited Condensed Consolidated Pro Forma Balance Sheet combines the Operating Partnership's consolidated historical balance sheet for the year ended December 31, 2001 with the following adjustments:

       - Reflects the inclusion of the assets and liabilities of the eight Hotel/Resort Properties as of December 31, 2001;

       - Eliminates the eight Resort/Hotel Properties' initial working capital receivable on the Operating Partnership's balance sheet with the offsetting net working capital payable;

       - Adjusts the historical balance sheet to consolidate the balance sheets of Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company ("TWLC"),other entities, and COPI Colorado (which, as the owner of 100% of the voting stock of CRD, consolidates the balance sheet of
       CRD) as a result of the Operating Partnership's retention of voting stock in DMDC, TWLC and other entities, and the Operating Partnership's retention of the 60% general partnership interest in COPI Colorado;

       - Eliminates the Operating Partnership's equity investment in the historical December 31, 2001 balance sheet for DMDC, TWLC, CRD and other entities;

       - Eliminates the intercompany loans and associated accrued interest and capitalized interest between the Operating Partnership and DMDC, CRD and other entities;

       - Reflects the Operating Partnership's capitalization of a new entity to be owned by the Company's shareholders that will be committed to acquire COPI's membership interest in AmeriCold Logistics; and

       - Reflects the issuance of $5,000 of the Company's shares to COPI stockholders.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The Unaudited Condensed Consolidated Pro Forma Statements of Operations combine the Operating Partnership's consolidated historical statements of operations for the years ended December 31, 2001 and 2000 with the following adjustments:

       - Includes the operating results for the eight Hotel/Resort Properties after deducting the amount of the lessee rent payments due under the respective leases;

       - Eliminates hotel lessees' rent expense to the Operating Partnership and the Operating Partnership's rental revenue from the hotel leases;

       - Reflects the consolidation of the operations of DMDC, TWLC, other entities and COPI Colorado with the Operating Partnership's historical Statement of Operations, as a result of the Operating Partnership's retention of voting stock in DMDC, TWLC and other entities, and the Operating Partnership's retention of the 60% general partnership interest in COPI Colorado;

       - Eliminates the Operating Partnership's historical equity in net income for DMDC, TWLC, CRD and other entities;

       - Eliminates intercompany interest expense on the loans from the Operating Partnership to DMDC and CRD;

       - Reflects income tax benefit for the hotel business, calculated as 40% of the net loss for the hotel lessees;

       - Reflects the additional shares issued to COPI shareholders, valued at $5,000, using the Company's current share price of $17.91; and

       - The December 31, 2001, Unaudited Condensed Consolidated Pro Forma Statement of Operations includes the impairment and other charges related to the COPI assets of $92,782 contained in the Operating Partnership's 2001 Consolidated Statement of Operations.

                                                                    SCHEDULE III

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2001
(DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------------
                                                                    COSTS
                                                              CAPITALIZED
                                                            SUBSEQUENT TO    IMPAIRMENT TO
                                                             ACQUISITIONS   CARRYING VALUE
                                                         ----------------   --------------
                                                         LAND, BUILDINGS,       BUILDINGS,                 BUILDINGS,
                                         INITIAL COSTS      IMPROVEMENTS,    IMPROVEMENTS,              IMPROVEMENTS,
                              ------------------------         FURNITURE,       FURNITURE,                 FURNITURE,
                                         BUILDINGS AND       FIXTURES AND     FIXTURES AND               FIXTURES AND
DESCRIPTION                       LAND    IMPROVEMENTS          EQUIPMENT        EQUIPMENT       LAND       EQUIPMENT        TOTAL
----------------------------------------------------------------------------------------------------------------------------------
The Citadel, Denver, CO.....  $  1,803   $      17,259   $          4,782   $           -    $  1,803   $      22,041   $   23,844
Las Colinas Plaza, Irving,
   TX.......................     2,576           7,125              1,965               -       2,581           9,085       11,666
Carter Burgess Plaza, Fort
   Worth, TX................     1,375          66,649             39,131               -       1,375         105,780      107,155
The Crescent Office Towers,
   Dallas, TX...............     6,723         153,383             83,870               -       6,723         237,253      243,976
MacArthur Center I & II,
   Irving, TX...............       704          17,247              5,007               -         880          22,078       22,958
125. E. John Carpenter
   Freeway, Irving, TX......     2,200          48,744              2,903               -       2,200          51,647       53,847
Regency Plaza One, Denver,
   CO.......................       950          31,797              2,664               -         950          34,461       35,411
The Avallon, Austin, TX.....       475          11,207                723               -         475          11,930       12,405
Waterside Commons, Irving,
   TX.......................     3,650          20,135              7,445               -       3,650          27,580       31,230
Two Renaissance Square,
   Phoenix, AZ..............         -          54,412             10,290               -           -          64,702       64,702
Liberty Plaza I & II,
   Dallas, TX...............     1,650          15,956                538               -       1,650          16,494       18,144
6225 North 24th Street,
   Phoenix, AZ..............       719           6,566              3,433               -         719           9,999       10,718
Denver Marriott City Center,
   Denver, CO...............         -          50,364              6,981               -           -          57,345       57,345
MCI Tower, Denver, CO.......         -          56,593              3,267               -           -          59,860       59,860
Spectrum Center, Dallas,
   TX.......................     2,000          41,096              8,009               -       2,000          49,105       51,105
Ptarmigan Place, Denver,
   CO.......................     3,145          28,815              5,437               -       3,145          34,252       37,397
Stanford Corporate Centre,
   Dallas, TX...............         -          16,493              6,507               -           -          23,000       23,000
Barton Oaks Plaza One,
   Austin, TX...............       900           8,207              2,032               -         900          10,239       11,139
The Aberdeen, Dallas, TX....       850          25,895                409               -         850          26,304       27,154
12404 Park Central, Dallas,
   TX.......................     1,604          14,504              4,933               -       1,604          19,437       21,041

----------------------------  -----------------------------------------------------------

                                                                            LIFE ON WHICH
                                                                          DEPRECIATION IN
                                                                            LATEST INCOME
                               ACCUMULATED        DATE OF   ACQUISITION      STATEMENT IS
DESCRIPTION                   DEPRECIATION   CONSTRUCTION          DATE          COMPUTED
----------------------------  -----------------------------------------------------------
The Citadel, Denver, CO.....   $ (15,092)           1987           1987                (1)
Las Colinas Plaza, Irving,
   TX.......................      (4,739)           1989           1989                (1)
Carter Burgess Plaza, Fort
   Worth, TX................     (47,594)           1982           1990                (1)
The Crescent Office Towers,
   Dallas, TX...............    (159,434)           1985           1993                (1)
MacArthur Center I & II,
   Irving, TX...............      (8,354)      1982/1986           1993                (1)
125. E. John Carpenter
   Freeway, Irving, TX......     (10,614)           1982           1994                (1)
Regency Plaza One, Denver,
   CO.......................      (7,139)           1985           1994                (1)
The Avallon, Austin, TX.....      (2,125)           1986           1994                (1)
Waterside Commons, Irving,
   TX.......................      (5,193)           1986           1994                (1)
Two Renaissance Square,
   Phoenix, AZ..............     (14,627)           1990           1994                (1)
Liberty Plaza I & II,
   Dallas, TX...............      (3,173)      1981/1986           1994                (1)
6225 North 24th Street,
   Phoenix, AZ..............      (2,891)           1981           1995                (1)
Denver Marriott City Center,
   Denver, CO...............     (13,117)           1982           1995                (1)
MCI Tower, Denver, CO.......      (9,457)           1982           1995                (1)
Spectrum Center, Dallas,
   TX.......................     (11,103)           1983           1995                (1)
Ptarmigan Place, Denver,
   CO.......................      (8,294)           1984           1995                (1)
Stanford Corporate Centre,
   Dallas, TX...............      (4,807)           1985           1995                (1)
Barton Oaks Plaza One,
   Austin, TX...............      (2,343)           1986           1995                (1)
The Aberdeen, Dallas, TX....      (6,357)           1986           1995                (1)
12404 Park Central, Dallas,
   TX.......................      (4,043)           1987           1995              ()(1)

----------------------------------------------------------------------------------------------------------------------------------
                                                                    COSTS
                                                              CAPITALIZED
                                                            SUBSEQUENT TO    IMPAIRMENT TO
                                                             ACQUISITIONS   CARRYING VALUE
                                                         ----------------   --------------
                                                         LAND, BUILDINGS,       BUILDINGS,                 BUILDINGS,
                                         INITIAL COSTS      IMPROVEMENTS,    IMPROVEMENTS,              IMPROVEMENTS,
                              ------------------------         FURNITURE,       FURNITURE,                 FURNITURE,
                                         BUILDINGS AND       FIXTURES AND     FIXTURES AND               FIXTURES AND
DESCRIPTION                       LAND    IMPROVEMENTS          EQUIPMENT        EQUIPMENT       LAND       EQUIPMENT        TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Briargate Office and
   Research Center, Colorado
   Springs, CO..............     2,000          18,044              1,603               -       2,000          19,647       21,647
Hyatt Regency Beaver Creek,
   Avon, CO.................    10,882          40,789             19,698               -      10,882          60,487       71,369
Albuquerque Plaza,
   Albuquerque, NM..........         -          36,667              2,689               -         101          39,255       39,356
Hyatt Regency Albuquerque,
   Albuquerque, NM..........         -          32,241              4,840               -           -          37,081       37,081
The Woodlands Office
   Properties, Houston,
   TX(2)....................    12,007          35,865            (12,417)              -       8,735          26,720       35,455
Sonoma Mission Inn & Spa,
   Sonoma, CA...............  $ 10,000   $      44,922   $         36,444   $           -    $ 10,000   $      81,366   $   91,366
Bank One Tower, Austin,
   TX(3)....................     3,879          35,431            (39,310)              -           -               -            -
Canyon Ranch, Tucson, AZ....    14,500          43,038              5,842               -      17,846          45,534       63,380
3333 Lee Parkway, Dallas,
   TX.......................     1,450          13,177              3,881               -       1,468          17,040       18,508
Greenway I & IA, Richardson,
   TX.......................     1,701          15,312                523               -       1,701          15,835       17,536
Three Westlake Park,
   Houston, TX..............     2,920          26,512              3,114               -       2,920          29,626       32,546
Frost Bank Plaza, Austin,
   TX.......................         -          36,019              5,427               -           -          41,446       41,446
301 Congress Avenue, Austin,
   TX.......................     2,000          41,735              7,716               -       2,000          49,451       51,451
Chancellor Park, San Diego,
   CA.......................     8,028          23,430             (5,202)              -       2,328          23,928       26,256
Canyon Ranch, Lenox, MA.....     4,200          25,218             12,941               -       4,200          38,159       42,359
Greenway Plaza Office
   Portfolio, Houston, TX...    27,204         184,765            105,498               -      27,204         290,263      317,467
The Woodlands Office
   Properties, Houston,
   TX.......................     2,393           8,523                  -               -       2,393           8,523       10,916
1800 West Loop South,
   Houston, TX..............     4,165          40,857              2,945               -       4,165          43,802       47,967
55 Madison, Denver, CO......     1,451          13,253              1,325               -       1,451          14,578       16,029
Miami Center, Miami, FL.....    13,145         118,763              7,726               -      13,145         126,489      139,634
44 Cook, Denver, CO.........     1,451          13,253              2,516               -       1,451          15,769       17,220
Trammell Crow Center,
   Dallas, TX...............    25,029         137,320             13,596               -      25,029         150,916      175,945
Greenway II, Richardson,
   TX.......................     1,823          16,421              1,105               -       1,823          17,526       19,349
Fountain Place, Dallas,
   TX.......................    10,364         103,212              8,825               -      10,364         112,037      122,401

----------------------------  -----------------------------------------------------------

                                                                            LIFE ON WHICH
                                                                          DEPRECIATION IN
                                                                            LATEST INCOME
                               ACCUMULATED        DATE OF   ACQUISITION      STATEMENT IS
DESCRIPTION                   DEPRECIATION   CONSTRUCTION          DATE          COMPUTED
----------------------------  -----------------------------------------------------------
Briargate Office and
   Research Center, Colorado
   Springs, CO..............      (3,655)           1988           1995                (1)
Hyatt Regency Beaver Creek,
   Avon, CO.................     (10,104)           1989           1995                (1)
Albuquerque Plaza,
   Albuquerque, NM..........      (6,271)           1990           1995                (1)
Hyatt Regency Albuquerque,
   Albuquerque, NM..........      (8,041)           1990           1995                (1)
The Woodlands Office
   Properties, Houston,
   TX(2)....................      (8,813)      1980-1993           1995                (1)
Sonoma Mission Inn & Spa,
   Sonoma, CA...............   $ (10,734)           1927           1996                (1)
Bank One Tower, Austin,
   TX(3)....................           -            1974           1996                (1)
Canyon Ranch, Tucson, AZ....      (6,626)           1980           1996                (1)
3333 Lee Parkway, Dallas,
   TX.......................      (3,330)           1983           1996                (1)
Greenway I & IA, Richardson,
   TX.......................      (2,045)           1983           1996                (1)
Three Westlake Park,
   Houston, TX..............      (3,765)           1983           1996                (1)
Frost Bank Plaza, Austin,
   TX.......................      (6,590)           1984           1996                (1)
301 Congress Avenue, Austin,
   TX.......................      (8,701)           1986           1996                (1)
Chancellor Park, San Diego,
   CA.......................      (3,542)           1988           1996                (1)
Canyon Ranch, Lenox, MA.....      (7,317)           1989           1996                (1)
Greenway Plaza Office
   Portfolio, Houston, TX...     (52,175)      1969-1982           1996                (1)
The Woodlands Office
   Properties, Houston,
   TX.......................      (1,805)      1995-1996           1996                (1)
1800 West Loop South,
   Houston, TX..............      (4,966)           1982           1997                (1)
55 Madison, Denver, CO......      (2,229)           1982           1997                (1)
Miami Center, Miami, FL.....     (13,615)           1983           1997                (1)
44 Cook, Denver, CO.........      (2,723)           1984           1997                (1)
Trammell Crow Center,
   Dallas, TX...............     (20,323)           1984           1997                (1)
Greenway II, Richardson,
   TX.......................      (2,074)           1985           1997                (1)
Fountain Place, Dallas,
   TX.......................     (12,580)           1986           1997                (1)

----------------------------------------------------------------------------------------------------------------------------------
                                                                    COSTS
                                                              CAPITALIZED
                                                            SUBSEQUENT TO    IMPAIRMENT TO
                                                             ACQUISITIONS   CARRYING VALUE
                                                         ----------------   --------------
                                                         LAND, BUILDINGS,       BUILDINGS,                 BUILDINGS,
                                         INITIAL COSTS      IMPROVEMENTS,    IMPROVEMENTS,              IMPROVEMENTS,
                              ------------------------         FURNITURE,       FURNITURE,                 FURNITURE,
                                         BUILDINGS AND       FIXTURES AND     FIXTURES AND               FIXTURES AND
DESCRIPTION                       LAND    IMPROVEMENTS          EQUIPMENT        EQUIPMENT       LAND       EQUIPMENT        TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Behavioral Healthcare
   Facilities(4)............    89,000         301,269           (235,137)       (122,202)     12,785          20,145       32,930
Houston Center, Houston,
   TX.......................    52,504         224,041             15,366               -      47,406         244,505      291,911
Ventana Country Inn, Big
   Sur, CA..................     2,782          26,744              3,941               -       2,782          30,685       33,467
5050 Quorum, Dallas, TX.....       898           8,243                846               -         898           9,089        9,987
Addison Tower, Dallas, TX...       830           7,701                663               -         830           8,364        9,194
Cedar Springs Plaza, Dallas,
   TX.......................       700           6,549              1,281               -         700           7,830        8,530
Palisades Central I, Dallas,
   TX.......................     1,300          11,797              1,513               -       1,300          13,310       14,610
Palisades Central II,
   Dallas, TX...............     2,100          19,176              5,803               -       2,100          24,979       27,079
Reverchon Plaza, Dallas,
   TX.......................     2,850          26,302              2,198               -       2,850          28,500       31,350
Stemmons Place, Dallas,
   TX.......................         -          37,537              3,686               -           -          41,223       41,223
The Addison, Dallas, TX.....     1,990          17,998                790               -       1,990          18,788       20,778
Sonoma Golf Course, Sonoma,
   CA.......................    14,956               -              2,139               -      11,795           5,300       17,095
Austin Centre, Austin, TX...     1,494          36,475              2,675               -       1,494          39,150       40,644
Omni Austin Hotel, Austin,
   TX.......................     2,409          56,670              3,280               -       2,409          59,950       62,359
Washington Harbour,
   Washington, D.C.(5)......  $ 16,100   $     146,438   $       (162,538)  $           -    $      -   $           -   $        -
Four Westlake Park, Houston,
   TX(3)....................     3,910          79,190            (79,190)              -       3,910               -        3,910
Post Oak Central, Houston,
   TX.......................    15,525         139,777              8,492               -      15,525         148,269      163,794
Datran Center, Miami, FL....         -          71,091              3,528               -           -          74,619       74,619
Avallon Phase II, Austin,
   TX.......................     1,102               -             23,365               -       1,236          23,231       24,467
Plaza Park Garage...........     2,032          14,125                570               -       2,032          14,695       16,727
Washington Harbour Phase II,
   Washington, D.C. ........    15,279             411                283               -      15,322             651       15,973
5 Houston Center, Houston,
   TX.......................     7,598               -             (7,598)              -           -               -            -
Houston Center Land,
   Houston, TX..............    14,642               -                 22               -      14,515             149       14,664
Crescent Real Estate
   Equities L.P.............         -               -             29,648               -           -          29,648       29,648
Other.......................    23,270           2,874             17,059               -      29,608          13,595       43,203

----------------------------  -----------------------------------------------------------

                                                                            LIFE ON WHICH
                                                                          DEPRECIATION IN
                                                                            LATEST INCOME
                               ACCUMULATED        DATE OF   ACQUISITION      STATEMENT IS
DESCRIPTION                   DEPRECIATION   CONSTRUCTION          DATE          COMPUTED
----------------------------  -----------------------------------------------------------
Behavioral Healthcare
   Facilities(4)............      (4,995)      1850-1992           1997                (1)
Houston Center, Houston,
   TX.......................     (28,034)      1974-1983           1997                (1)
Ventana Country Inn, Big
   Sur, CA..................      (4,270)      1975-1988           1997                (1)
5050 Quorum, Dallas, TX.....      (1,202)      1980/1986           1997                (1)
Addison Tower, Dallas, TX...      (1,184)      1980/1986           1997                (1)
Cedar Springs Plaza, Dallas,
   TX.......................      (1,309)      1980/1986           1997                (1)
Palisades Central I, Dallas,
   TX.......................      (1,916)      1980/1986           1997                (1)
Palisades Central II,
   Dallas, TX...............      (3,532)      1980/1986           1997                (1)
Reverchon Plaza, Dallas,
   TX.......................      (3,760)      1980/1986           1997                (1)
Stemmons Place, Dallas,
   TX.......................      (5,486)      1980/1986           1997                (1)
The Addison, Dallas, TX.....      (2,215)      1980/1986           1997                (1)
Sonoma Golf Course, Sonoma,
   CA.......................      (1,063)           1929           1998                (1)
Austin Centre, Austin, TX...      (4,195)           1986           1998                (1)
Omni Austin Hotel, Austin,
   TX.......................      (8,618)           1986           1998                (1)
Washington Harbour,
   Washington, D.C.(5)......   $       -            1986           1998                (1)
Four Westlake Park, Houston,
   TX(3)....................           -            1992           1998                (1)
Post Oak Central, Houston,
   TX.......................     (14,478)      1974-1981           1998                (1)
Datran Center, Miami, FL....      (6,940)      1986-1992           1998                (1)
Avallon Phase II, Austin,
   TX.......................      (2,055)           1997              -                (1)
Plaza Park Garage...........      (1,020)           1998              -                (1)
Washington Harbour Phase II,
   Washington, D.C. ........           -            1998              -                (1)
5 Houston Center, Houston,
   TX.......................           -               -              -                (1)
Houston Center Land,
   Houston, TX..............         (18)              -              -                (1)
Crescent Real Estate
   Equities L.P.............      (9,202)              -              -                (1)
Other.......................        (822)              -              -                (1)

----------------------------------------------------------------------------------------------------------------------------------
                                                                    COSTS
                                                              CAPITALIZED
                                                            SUBSEQUENT TO    IMPAIRMENT TO
                                                             ACQUISITIONS   CARRYING VALUE
                                                         ----------------   --------------
                                                         LAND, BUILDINGS,       BUILDINGS,                 BUILDINGS,
                                         INITIAL COSTS      IMPROVEMENTS,    IMPROVEMENTS,              IMPROVEMENTS,
                              ------------------------         FURNITURE,       FURNITURE,                 FURNITURE,
                                         BUILDINGS AND       FIXTURES AND     FIXTURES AND               FIXTURES AND
DESCRIPTION                       LAND    IMPROVEMENTS          EQUIPMENT        EQUIPMENT       LAND       EQUIPMENT        TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Land held for development or
   sale, Dallas, TX.........    27,288               -             (7,474)              -      19,670             144       19,814
                              ----------------------------------------------------------------------------------------------------
Total.......................  $492,475   $   3,031,622   $         26,862   $    (122,202)   $373,868   $   3,054,889   $3,428,757
                              ====================================================================================================
----------------------------------------------------------------------------------------------------------------------------------

----------------------------  -----------------------------------------------------------

                                                                            LIFE ON WHICH
                                                                          DEPRECIATION IN
                                                                            LATEST INCOME
                               ACCUMULATED        DATE OF   ACQUISITION      STATEMENT IS
DESCRIPTION                   DEPRECIATION   CONSTRUCTION          DATE          COMPUTED
----------------------------  -----------------------------------------------------------
Land held for development or
   sale, Dallas, TX.........           -               -              -                 -
                              ------------
Total.......................   $(648,834)
                              ============
----------------------------

(1) Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:

Building and improvements...................................  5 to 40 years
Tenant improvements.........................................  Terms of leases
Furniture, fixtures, and equipment..........................  3 to 5 years

(2) During the year ended December 31, 2001, The Woodlands Office Equities--'95 Limited, owned by the Operating Partnership and the Woodlands Commercial Properties Company, L.P., sold three of The Woodlands Office Properties.

(3) On July 30, 2001, the Company entered into joint venture arrangements with GE for these Office Properties. The gross amount at which land is carried for Four Westlake Park includes $3,910 of land, which was not joint ventured.

(4) Depreciation on behavioral healthcare properties held for sale ceased from 11/11/99 through 12/31/01 (the period over which these properties were held for sale).

(5) These Office Properties were sold on September 18, 2001.

A summary of combined real estate investments and accumulated depreciation is as follows:

--------------------------------------------------------------------------------------------------
                                                                 2001         2000         1999
--------------------------------------------------------------------------------------------------
Real estate investments:
   Balance, beginning of year...............................  $3,690,915   $4,095,574   $4,129,372
      Acquisitions..........................................           -       22,170            -
      Improvements..........................................      98,946      108,950       95,210
      Dispositions..........................................    (352,646)    (526,430)      (8,435)
      Impairments...........................................      (8,458)      (9,349)    (120,573)
                                                              ------------------------------------

   Balance, end of year.....................................  $3,428,757   $3,690,915   $4,095,574
                                                              ====================================

Accumulated Depreciation:
   Balance, beginning of year...............................  $  564,805   $  507,520   $  387,457
      Depreciation..........................................     111,086      123,839      120,745
      Dispositions..........................................     (27,057)     (66,554)        (682)
                                                              ------------------------------------

   Balance, end of year.....................................  $  648,834   $  564,805   $  507,520
--------------------------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April, 2002.

                              CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                               (Registrant)

                              By:  CRESCENT REAL ESTATE EQUITIES, LTD.
                                      its General Partner

                              By   /s/   John C. Goff
                                   -----------------------------
                                         John C. Goff
                                         Chief Executive Officer