Form 10-Q
period 2002-03-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 2002-05-15
CIK 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2002
                          COMMISSION FILE NO. 333-42293


                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                            75-2531304
-------------------------------                         ------------------------
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


                    YES     X             NO
                       ------------           -------------

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                       PAGE
PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001
           (audited).............................................................................        2

           Consolidated Statements of Operations for the three months ended March
           31, 2002 and 2001 (unaudited).........................................................        3

           Consolidated Statement of Partners' Capital for the three months ended
           March 31, 2002 (unaudited)............................................................        4

           Consolidated Statements of Cash Flows for the three months ended March 31, 2002
           and 2001 (unaudited)..................................................................        5

           Notes to Financial Statements.........................................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       31

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       72

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................       73

Item 2.    Changes in Securities.................................................................       73

Item 3.    Defaults Upon Senior Securities.......................................................       73

Item 4.    Submission of Matters to a Vote of Security Holders...................................       73

Item 5.    Other Information.....................................................................       73

Item 6.    Exhibits and Reports on Form 8-K......................................................       73

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)




                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   2002               2001
                                                                               --------------    --------------
ASSETS:                                                                          (UNAUDITED)        (AUDITED)
Investments in real estate:
   Land                                                                        $      314,577    $      252,109
   Land held for investment or development                                            521,199           108,274
   Building and improvements                                                        3,049,553         2,954,666
   Furniture, fixtures and equipment                                                  104,600            72,247
   Properties held for disposition, net                                                27,337            35,158
   Less -  accumulated depreciation                                                  (694,622)         (642,531)
                                                                               --------------    --------------
               Net investment in real estate                                   $    3,322,644    $    2,779,923

   Cash and cash equivalents                                                   $       62,426    $       31,644
   Restricted cash and cash equivalents                                                82,252           115,531
   Accounts receivable, net                                                            52,744            28,610
   Deferred rent receivable                                                            65,839            66,362
   Investments in real estate mortgages and
       equity of unconsolidated companies                                             526,918           838,317
   Notes receivable, net                                                              387,460           416,789
   Income tax asset-current and deferred, net                                          27,806                --
   Other assets, net                                                                  202,700           145,650
                                                                               --------------    --------------
               Total assets                                                    $    4,730,789    $    4,422,826
                                                                               ==============    ==============

LIABILITIES:
   Borrowings under Credit Facility                                            $      334,500    $      283,000
   Notes payable                                                                    2,045,883         1,931,094
   Accounts payable, accrued expenses and other liabilities                           331,422           217,405
                                                                               --------------    --------------
              Total liabilities                                                $    2,711,805    $    2,431,499
                                                                               --------------    --------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                            $      284,825    $      232,137
                                                                               --------------    --------------
PARTNERS' CAPITAL:
   6 3/4 % Series A Convertible Cumulative Preferred Units, liquidation preference $25.00 per unit, 8,000,000 units issued and outstanding at
       March 31, 2002
       and December 31, 2001                                                   $      200,000    $      200,000
   Units of Partnership Interests, 66,427,918 and 66,141,632 issued and outstanding at March 31, 2002 and December 31, 2001,
        respectively:
       General partner -- outstanding 664,279 and 661,486                              15,863            16,179
       Limited partners -- outstanding 65,763,639 and 65,487,144                    1,543,218         1,574,495
   Accumulated other comprehensive income                                             (24,922)          (31,484)
                                                                               --------------    --------------
              Total partners' capital                                          $    1,734,159    $    1,759,190
                                                                               --------------    --------------
              Total liabilities and partners' capital                          $    4,730,789    $    4,422,826
                                                                               ==============    ==============




   The accompanying notes are an integral part of these financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per unit data)


                                                                                  FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                              ----------------------------
                                                                                 2002             2001
                                                                              ------------    ------------
                                                                                      (UNAUDITED)

REVENUE:
   Office property                                                            $    143,471    $    153,384
   Resort/Hotel property                                                            38,524          15,949
   Residential Development property                                                 48,065              --
   Interest and other income                                                         7,650          16,948
                                                                              ------------    ------------
          Total revenue                                                       $    237,710    $    186,281
                                                                              ------------    ------------

EXPENSE:
   Office property real estate taxes                                          $     21,272    $     22,825
   Office property operating expenses                                               44,555          43,661
   Resort/Hotel property expense                                                    23,890              --
   Residential Development property expense                                         42,215              --
   Corporate general and administrative                                              6,392           5,264
   Interest expense                                                                 42,272          47,448
   Amortization of deferred financing costs                                          2,320           2,425
   Depreciation and amortization                                                    33,822          30,442
   Impairment and other charges related to
      real estate assets                                                                --           2,150
                                                                              ------------    ------------
          Total expense                                                       $    216,738    $    154,215
                                                                              ------------    ------------
         Operating income                                                     $     20,972    $     32,066
                                                                              ------------    ------------
OTHER INCOME AND EXPENSE:
   Equity in net income (loss) of unconsolidated companies:
         Office properties                                                    $      1,310    $      1,093
         Residential development properties                                         12,483          10,708
         Temperature-controlled logistics properties                                  (310)          2,719
         Other                                                                      (4,061)          1,846
                                                                              ------------    ------------
     Total equity in net income of unconsolidated companies                   $      9,422    $     16,366

   Gain on property sales, net                                                          --             330
                                                                              ------------    ------------
         Total other income and expense                                       $      9,422    $     16,696
                                                                              ------------    ------------

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS,
  DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE                                         $     30,394    $     48,762
   Minority interests                                                               (5,364)         (5,683)
   Income tax benefit                                                                4,283              --
                                                                              ------------    ------------
INCOME BEFORE DISCONTINUED OPERATIONS AND
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                                        $     29,313    $     43,079

   Discontinued operations-income and gain on assets sold or held for sale           3,696             183
   Cumulative effect of a change in accounting principle                           (10,326)             --
                                                                              ------------    ------------
NET INCOME                                                                    $     22,683    $     43,262

   6 3/4 Series A Preferred Share distributions                                     (3,375)         (3,375)
                                                                              ------------    ------------

NET INCOME AVAILABLE TO PARTNERS                                              $     19,308    $     39,887
                                                                              ============    ============

BASIC EARNINGS PER UNIT DATA:
   Income from continuing operations                                          $       0.39    $       0.59
   Discontinued operations-income and gain on assets sold and held for sale           0.06              --
   Cumulative effect of a change in accounting principle                             (0.16)             --
                                                                              ------------    ------------
   Net income available to partners - basic                                   $       0.29    $       0.59
                                                                              ============    ============

DILUTED EARNINGS PER UNIT DATA:
   Income from continuing operations                                                  0.39    $       0.58
   Discontinued operations-income and gain on assets sold and held for sale           0.06              --
   Cumulative effect of a change in accounting principle                             (0.16)             --
                                                                              ------------    ------------
   Net income available to partners- diluted                                  $       0.29    $       0.58
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                  ACCUMULATED
                                                  PREFERRED       GENERAL         LIMITED             OTHER            TOTAL
                                                  PARTNERS'       PARTNER'S       PARTNERS'       COMPREHENSIVE       PARTNERS'
                                                   CAPITAL        CAPITAL          CAPITAL           INCOME           CAPITAL
                                                -------------   -------------    -------------    -------------    -------------

PARTNERS' CAPITAL, December 31, 2001            $     200,000   $      16,179    $   1,574,495    $     (31,484)   $   1,759,190

Contributions                                              --               5              487               --              492
Distributions                                              --            (514)         (50,879)              --          (51,393)
Net Income Available to Partners                           --             193           19,115               --           19,308
Unrealized Loss on Marketable Securities                   --              --               --             (631)            (631)
Unrealized Net Gain on Cash Flow Hedges                    --              --               --            7,193            7,193
                                                -------------   -------------    -------------    -------------    -------------

PARTNERS' CAPITAL, March 31, 2002               $     200,000   $      15,863    $   1,543,218    $     (24,922)   $   1,734,159
                                                =============   =============    =============    =============    =============


   The accompanying notes are an integral part of this financial statement.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)



                                                                                 FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  2002             2001
                                                                              ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $     22,683    $     43,262
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                                   36,142          32,971
    Recognition of capitalized residential development costs                        12,946              --
    Impairment and other charges related to real estate assets                          --           2,150
    Gain on property sales, net                                                     (3,644)           (330)
    Minority interests                                                               5,364           5,683
    Cumulative effect of a change in accounting principle                           10,326              --
    Non-cash compensation                                                               37              32
    Distributions received in excess of earnings
       from unconsolidated companies:
       Office properties                                                               894              --
    Equity in (earnings) loss in excess of distributions received from unconsolidated companies:
       Office properties                                                                --            (115)
       Residential development properties                                           (5,315)         (7,637)
       Temperature-controlled logistics                                               (385)         (1,326)
       Other                                                                         4,083            (249)
Change in assets and liabilities:
    Restricted cash and cash equivalents                                            35,802          24,173
    Accounts receivable, net                                                          (796)         (8,360)
    Deferred rent receivable                                                           523            (780)
    Income tax asset-current and deferred, net                                      (6,022)             --
    Other assets, net                                                                3,555            (536)
    Accounts payable, accrued expenses and
      other liabilities                                                            (81,272)        (63,956)
                                                                              ------------    ------------
       Net cash provided by operating activities                              $     34,921    $     24,982
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in cash resulting from the COPI agreement                              38,226              --
    Acquisition of rental properties                                                (8,410)             --
    Proceeds from property sales                                                    11,878           9,400
    Development of investment properties                                              (637)        (11,110)
    Capital expenditures - rental properties                                       (10,252)         (5,040)
    Tenant improvement and leasing costs - rental properties                        (8,347)        (10,134)
    Decrease in restricted cash and cash equivalents                                 1,445           3,869
    Return of investment in unconsolidated companies:
       Office properties                                                               376           6,346
       Residential development properties                                            7,173           5,360
       Other                                                                            --           7,025
    Investment in unconsolidated companies:
       Residential development properties                                          (14,203)        (22,593)
       Temperature-controlled logistics properties                                      --          (1,400)
       Other                                                                            --          (2,409)
    Increase in notes receivable                                                      (487)         (2,530)
                                                                              ------------    ------------
       Net cash provided by (used in) investing activities                    $     16,762    $    (23,216)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt financing costs                                                              (107)           (275)
    Borrowings under Credit Facility                                                51,500          90,000
    Payments under Credit Facility                                                      --         (15,000)
    Notes Payable proceeds                                                              --           6,240
    Notes Payable payments                                                         (14,368)         (1,295)
    Capital distributions - joint venture preferred equity partner                  (3,522)         (5,917)
    Capital distributions - joint venture partner                                     (128)           (986)
    Capital contributions to the Operating Partnership                                 492             451
    6 3/4 Series A Preferred Unit distributions                                     (3,375)         (3,375)
    Distributions from the Operating Partnership                                   (51,393)        (74,767)
                                                                              ------------    ------------
       Net cash used in investing activities                                  $    (20,901)   $     (4,924)
                                                                              ------------    ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    30,782          (3,158)
CASH AND CASH EQUIVALENTS,
    Beginning of period                                                             31,644          38,643
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS,
    End of period                                                             $     62,426    $     35,485
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and,, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("the General Partner"), which owns an approximately 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 89% limited partner interest in the Operating Partnership, with the remaining approximately 10% limited partner interest held by other limited partners.

         All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of March 31, 2002, the Company's approximately 89% limited partner interest has been treated as equivalent, for purposes of this report, to 59,171,802 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,591,837 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 664,279 units.

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

         Crescent Finance Company, a Delaware corporation wholly-owned by the Operating partnership, was organized in March 2002 for the sole purpose of acting as co-issuer with the Operating Partnership of $375,000 aggregate principal amount of 9.25% senior notes due 2009. Crescent Finance Company does not conduct operations of its own.

         The following table shows, by entity, the real estate assets ( the "Properties") that the Operating Partnership owned or had an interest in as of March 31, 2002:

Operating Partnership (1):   The Avallon IV, Bank One Center, Bank One Tower,
                             Datran Center (two Office Properties), Four
                             Westlake Park, Houston Center (three Office
                             Properties), The Park Shops at Houston Center, The
                             Woodlands Office Properties (eight Office
                             Properties), 301 Congress Avenue, Mira Vista, The
                             Highlands, Falcon Point, Falcon Landing, and Spring
                             Lakes

Crescent TRS                 Desert Mountain and the Woodlands
Holding Corp.:

COPI Colorado, L.P.:         Bear Paw Lodge, Eagle Ranch, Main Street Junction,
                             Main Street Station, Main Street Station Vacation
                             Club, Riverbend, Three Peaks (Eagle's Nest), Park
                             Place at Riverfront, Park Tower at Riverfront,
                             Promenade Lofts at Riverfront, Cresta, Snow Cloud,
                             One Vendue Range, Old Greenwood, and Tahoe Mountain
                             Resort

Crescent Real Estate         The Aberdeen, The Avallon I, II & III, Carter
Funding I, L.P.:             Burgess Plaza, The Citadel, The Crescent Atrium,
("Funding I")                The Crescent Office Towers, Regency Plaza One,
                             Waterside Commons and 125 E. John Carpenter Freeway

Crescent Real Estate         Albuquerque Plaza, Barton Oaks Plaza One, Briargate
Funding II, L.P.:            Office and Research Center, Hyatt Regency
("Funding II")               Albuquerque, Park Hyatt Beaver Creek Resort and
                             Spa, Las Colinas Plaza, Liberty Plaza I & II,
                             MacArthur Center I & II, Ptarmigan Place, Stanford
                             Corporate Centre, Two Renaissance Square and 12404
                             Park Central

Crescent Real Estate         Greenway Plaza Office Properties (ten Office
Funding III, IV and V,       Properties) and Renaissance Houston Hotel
L.P.: ("Funding III, IV
and V")(2)

Crescent Real Estate         Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate         10 Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate         The Addison, Addison Tower, Austin Centre, The
Funding VIII, L.P.:          Avallon V, Canyon Ranch - Tucson, Frost Bank Plaza,
("Funding VIII")             Greenway I & IA (two Office Properties), Greenway
                             II, Omni Austin Hotel, Palisades Central I,
                             Palisades Central II, Sonoma Mission Inn & Spa,
                             Stemmons Place, Three Westlake Park, Trammell Crow
                             Center, 3333 Lee Parkway, Ventana Inn & Spa, 1800
                             West Loop South and 5050 Quorum

Crescent Real Estate         Chancellor Park, Denver Marriott City Center, MCI
Funding IX, L.P.:            Tower, Miami Center, Reverchon Plaza, 44 Cook
("Funding IX") (3)           Street, 55 Madison and 6225 N. 24th Street

Crescent Real Estate         Fountain Place and Post Oak Central (three Office
Funding X, L.P.              Properties)
("Funding X")

Crescent Spectrum            Spectrum Center
Center, L.P. (4):

-------------------------------------

 (1) The Operating Partnership has a 50% interest in Bank One Center, a 20% interest in Bank One Tower and a 20% interest in Four Westlake Park. See "Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for a description of the ownership structure of these Office Properties.

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

         See "Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for a table that lists the Operating Partnership's ownership in significant unconsolidated subsidiaries and equity investments as of March 31, 2002, including the three Office Properties and one office property under construction in which the Operating Partnership owned an interest through these unconsolidated subsidiaries and equity investments and the Operating Partnership's ownership interests in eight Residential Development entities, the Temperature-Controlled Logistics Segment and other investments.

         See "Note 8. Notes Payable and Borrowings under Fleet Facility" for a list of certain other subsidiaries of the Operating Partnership, all of which are consolidated in the Operating Partnership's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

SEGMENTS

         As of March 31, 2002, the Operating Partnership's assets and operations were composed of four investment segments:

         o    Office Segment;

         o    Resort/Hotel Segment;

         o    Residential Development Segment; and

         o    Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned or had an interest in the following Properties as of March 31, 2002:

         o OFFICE SEGMENT consisted of 76 office properties, which includes three retail properties (collectively referred to as the "Office Properties") located in 26 metropolitan submarkets in six states, with an aggregate of approximately 28.4 million net rentable square feet.

         o RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties").

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and voting and non-voting common stock representing interests of 94% to 100% in five residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 22 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a real estate investment trust ("REIT"), which, as of March 31, 2002, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         On February 14, 2002, the Operating Partnership executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and COPI's voting common stock in three of the Operating Partnership's Residential Development Corporations. See "Note 17. COPI" for additional information related to the Operating Partnership's agreement with COPI.

         For purposes of investor communications, the Operating Partnership classifies its luxury and destination fitness resorts and spas and Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to their similar targeted customer characteristics. This group does not contain the four business-class hotel properties. Additionally, for investor communications, the Operating Partnership classifies its Temperature-Controlled Logistics Properties and its business-class hotel properties as the "Investment Sector." However, for purposes of segment reporting as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" and this Quarterly Report on Form 10-Q, the Resort/Hotel Properties, including the business-class hotel properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered three separate reportable segments.

         See "Note 6. Segment Reporting" for a table showing total revenues, equity in net income (loss) of unconsolidated companies and funds from operations for each of these investment segments for the three months ended March 31, 2002 and 2001 and identifiable assets for each of these investment segments at March 31, 2002 and December 31, 2001.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Operating Partnership's Form 10-K, as amended, for the year ended December 31, 2001.

         Certain amounts in prior period financial statements have been reclassified to conform with current period presentation.

2.   ADOPTION OF NEW ACCOUNTING STANDARDS:

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002). SFAS No. 141 requires that all business combinations within the scope of the statement are to be accounted for under the purchase method. Since the Operating Partnership accounts for its acquisitions under the purchase method, the adoption of this statement did not have a material effect on its interim financial statements.

         SFAS No. 142 specifies that goodwill and certain other types of intangible assets may no longer be amortized, but instead are subject to periodic impairment testing. During the three months ended March 31, 2002, the Operating Partnership recognized a goodwill impairment charge of approximately $10,300 due to the initial application of this statement. This charge was due to an impairment of the goodwill of the Temperature-Controlled Logistics Corporation. This charge is reported as a change in accounting principle and is included in Cumulative Effect of a Change in Accounting Principle. SFAS No. 142 provides for a transitional period of up to 12 months. Any need for impairment must be assessed within the first six months and the amount of impairment must be determined within the next six months. Any additional impairment taken in subsequent interim periods during 2002 related to the initial adoption of this statement will require the first quarter financial statements to be restated. The Operating Partnership expects its additional impairment losses to range between $0 and $9,000 due to the initial application of this statement.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this statement did not materially affect the Operating Partnership's interim or annual financial statements; however, for the three months ended March 31, 2002, financial statement presentation was modified to report the results of operations including any gains or losses recognized in accordance with this statement, and financial position of the Operating Partnership's real estate assets sold or classified as held for sale as discontinued operations. As a result, the Operating Partnership has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

3.   PROPERTIES HELD FOR SALE:

BEHAVIORAL HEALTHCARE PROPERTIES

         As of March 31, 2002, the Operating Partnership owned 10 behavioral healthcare properties, all of which were classified as held for sale. The carrying value of the behavioral healthcare properties at March 31, 2002 was approximately $27,337. During the three months ended March 31, 2002, the Operating Partnership recognized an impairment charge of approximately $600 on one of the behavioral healthcare properties held for sale, which is included in Discontinued Operations - Income and Gain on Assets Sold and Held for Sale. This amount represents the difference between the carrying value and the estimated sales price less costs of the sale for this property. Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale. The Operating Partnership has entered into contracts or letters of intent to sell five behavioral healthcare properties and is actively marketing for sale the remaining five behavioral healthcare properties. The sales of these behavioral healthcare properties are expected to close within the next year.

         The major classes of assets and liabilities associated with the behavioral healthcare properties held for sale are as follows:


                                                        AS OF
                                           -------------------------------------
                                           MARCH 31, 2002  DECEMBER 31, 2001(1)
                                           --------------  --------------------


Land                                       $       12,785    $         12,785
Buildings and improvements                         17,019              17,619
Furniture, Fixtures and Equipment                   2,526               2,526
Accumulated Depreciation                           (4,993)             (4,993)
                                           --------------    ----------------
Net Investment in Real Estate              $       27,337    $         27,937
                                           ==============    ================


-----------------------------------
(1) Excludes $7,221 of net investment in real estate related to the Cedar Springs Plaza Office Property, which was sold during the three months ended March 31, 2002.

4.   EARNINGS PER UNIT OF PARTNERSHIP INTEREST:

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.


                                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------------------------------------------------
                                                                       2002                              2001
                                                          ------------------------------------  -----------------------------------
                                                                        Wtd. Avg.    Per Unit                 Wtd. Avg.   Per Unit
                                                            Income        Units       Amount      Income        Units      Amount
                                                          ----------   ----------   ----------  ----------   ----------  ----------

BASIC EPS -
Income before discontinued operations and
   cumulative effect of a change in accounting principle  $   29,313       66,303               $   43,079       67,913
6 3/4% Series A Preferred unit distributions                  (3,375)          --                   (3,375)          --
                                                          ----------   ----------   ----------  ----------   ----------  ----------

Income available to partners before
    discontinued operations and cumulative
   effect of a change in accounting principle             $   25,938       66,303   $     0.39  $   39,704       67,913  $     0.59
Discontinued operations                                        3,696           --         0.06         183           --          --
Cumulative effect of a change in
   accounting principle                                      (10,326)          --        (0.16)         --           --          --
                                                          ----------   ----------   ----------  ----------   ----------  ----------

Net income available to partners                          $   19,308       66,303   $     0.29  $   39,887       67,913  $     0.59
                                                          ==========   ==========   ==========  ==========   ==========  ==========

DILUTED EPS -
Income available to partners before
    discontinued operations and cumulative
   effect of a change in accounting principle             $   25,938       66,303               $   39,704       67,913

Effect of dilutive securities:
   Unit options                                                   --          255                       --          808
                                                          ----------   ----------   ----------  ----------   ----------  ----------

Income available to partners before
    discontinued operations and cumulative
   effect of a change in accounting principle             $   25,938       66,558   $     0.39  $   39,704       68,721  $     0.58
Discontinued operations                                        3,696           --         0.06         183           --          --
Cumulative effect of a change in
   accounting principle                                      (10,326)          --        (0.16)         --           --          --
                                                          ----------   ----------   ----------  ----------   ----------  ----------

Net income available to partners                          $   19,308       66,558   $     0.29  $   39,887       68,721  $     0.58
                                                          ==========   ==========   ==========  ==========   ==========  ==========


         The effect of the conversion of the Series A Convertible Cumulative Preferred Units is not included in the computation of Diluted EPS for the three months ended March 31, 2002 or 2001, since the effect of their conversion is antidilutive.

5.   SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:



                                                                                           FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                        ----------------------------
                                                                                             2002            2001
                                                                                        ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid on debt ............................................................  $     44,674    $     54,883
    Additional interest paid resulting from cash flow hedge agreements ...............         5,745             877
                                                                                        ------------    ------------
    Total interest paid ..............................................................  $     50,419    $     55,760
                                                                                        ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Unrealized net (loss) gain on available-for-sale securities ......................  $       (631)   $        224
    Adjustment of cash flow hedges to fair value .....................................         7,193          (9,532)
    Impairment related to real estate assets .........................................            --           2,150
    Impairment related to real estate assets held for sale ...........................           600              --

SUPPLEMENTAL SCHEDULE OF TRANSFER OF ASSETS AND ASSUMPTIONS OF LIABILITIES
    PURSUANT TO THE FEBRUARY 14, 2002 AGREEMENT WITH COPI:
     Net investment in real estate ...................................................  $    570,175    $         --
     Restricted cash and cash equivalents ............................................         3,968              --
     Accounts receivable, net ........................................................        23,338              --
     Investments in real estate mortgages and equity of unconsolidated companies .....      (309,103)             --
     Notes receivable - net ..........................................................       (29,816)             --
     Income tax asset - current and deferred, net ....................................        21,784              --
     Other assets, net ...............................................................        63,263              --
     Notes payable ...................................................................      (129,157)             --
     Accounts payable - accrued expenses and other liabilities .......................      (201,159)             --
     Minority Interest - Consolidated real estate partnerships .......................       (51,519)             --
                                                                                        ------------    ------------
        Increase in cash resulting from the COPI agreement ...........................  $    (38,226)   $         --
                                                                                        ============    ============

6.   SEGMENT REPORTING:

         The Operating Partnership currently has four major investment segments: the Office Segment; the Resort/Hotel Segment; the Residential Development Segment; and the Temperature-Controlled Logistics Segment. Management organizes these segments within the Operating Partnership based on property type for making operating decisions and assessing performance. Investment segments for SFAS No. 131 are determined on the same basis.

         The Operating Partnership uses funds from operations ("FFO") as the measure of segment profit or loss. FFO, as used in this document, means:

         o  Net Income (Loss) - determined in conformity with GAAP;

            o excluding gains (or losses) from sales of depreciable operating property;

            o  excluding extraordinary items (as defined by GAAP);

            o  plus depreciation and amortization of real estate assets; and

            o after adjustments for unconsolidated partnerships and joint ventures.

         The National Association of Real Estate Investment Trusts ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance for an operating partnership of an equity REIT, and for its investment segments. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of operating partnerships of REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

         Selected financial information related to each segment for the three months ended March 31, 2002 and 2001 and identifiable assets for each of the segments at March 31, 2002 and December 31, 2001 are presented below.



SELECTED FINANCIAL INFORMATION:                                                               TEMPERATURE-
                                                                                  RESIDENTIAL CONTROLLED
                                                           OFFICE   RESORT/HOTEL DEVELOPMENT  LOGISTICS    CORPORATE
FOR THE THREE MONTHS ENDED MARCH 31, 2002                  SEGMENT    SEGMENT      SEGMENT     SEGMENT    AND OTHER(1)     TOTAL
-----------------------------------------                 --------- ------------ ----------- ------------ ------------   ---------

Revenue                                                  $ 143,471    $ 38,524     $ 48,065    $     --    $   7,650     $ 237,710
Equity in net income (loss) of unconsolidated companies      1,310          --       12,483        (310)      (4,061)        9,422
Segment funds from operations                               80,572      20,910       15,561       5,401      (52,893)(2)    69,551

Adjustments to reconcile Funds from Operations
  to Net Income:
  Depreciation and amortization of real estate assets                                                                      (32,139)
  Gain on property sales, net                                                                                                4,244
   Cumulative effect of a change in accounting principle                                                                   (10,326)
  Impairment related  to real estate assets
    and assets held for sale                                                                                                  (600)
  Adjustment for investments in real estate
    mortgages and equity of unconsolidated companies:
     Office Properties                                                                                                      (2,162)
     Residential Development Properties                                                                                       (903)
     Temperature-Controlled Logistics Properties                                                                            (5,711)
     Other                                                                                                                  (2,646)
    Preferred Unit distributions                                                                                             3,375
                                                                                                                         ---------
Net Income                                                                                                               $  22,683
                                                                                                                         =========



                                                                                              TEMPERATURE-
                                                                                  RESIDENTIAL  CONTROLLED
                                                          OFFICE     RESORT/HOTEL DEVELOPMENT   LOGISTICS   CORPORATE
FOR THE THREE MONTHS ENDED MARCH 31, 2001                  SEGMENT      SEGMENT     SEGMENT      SEGMENT   AND OTHER(1)    TOTAL
                                                          ---------  ------------ ------------ ----------- ------------  ---------

 Revenue                                                  $ 153,384    $ 15,949     $     --    $     --    $  16,948     $ 186,281
 Equity in net income of unconsolidated companies             1,093          --       10,708       2,719        1,846        16,366
 Segment funds from operations                               90,153      15,752       13,066       8,325      (47,090)(2)    80,206
 Adjustments to reconcile Funds from Operations
  to Net Income:
  Depreciation and amortization of real estate assets                                                                       (29,495)
  Gain on property sales, net                                                                                                 1,330
  Impairment and other adjustments related to the
   behavioral healthcare assets                                                                                              (2,150)
  Adjustment for investments in real estate
   mortgages and equity of unconsolidated companies:
     Office Properties                                                                                                       (2,040)
     Residential Development Properties                                                                                      (2,358)
     Temperature-Controlled Logistics Properties                                                                             (5,606)
   Preferred Unit distributions                                                                                               3,375
                                                                                                                          ---------
 Net Income                                                                                                               $  43,262
                                                                                                                          =========



IDENTIFIABLE ASSETS:                                                            Temperature-
                                                                 Residential    Controlled
                                     Office      Resort/Hotel    Development     Logistics    Corporate
                                    Segment         Segment        Segment        Segment     and Other(1)       Total
                                  -------------  --------------  -------------  ------------  ------------   -------------


BALANCE AT MARCH 31, 2002          $ 2,664,835       $ 506,655      $ 766,400     $ 297,910     $ 494,989     $ 4,730,789
                                                                                                              ===========

BALANCE AT DECEMBER 31, 2001       $ 2,727,939       $ 442,724      $ 371,535     $ 308,427     $ 572,201     $ 4,422,826
                                                                                                              ===========

--------------------------
(1) For purposes of this Note, the behavioral healthcare properties' financial information has been included in this column.

(2) Includes interest and other income, behavioral healthcare property income, preferred return paid to GMAC Commercial Mortgage Corporation ("GMACCM"), other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

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

7.   INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         Investments in which the Operating Partnership does not have a controlling interest are accounted for under the equity method. The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies or equity investments:



                                                                                              OPERATING PARTNERSHIP'S
                                                                                                 OWNERSHIP AS OF
                      Entity                                   CLASSIFICATION                     MARCH 31, 2002
--------------------------------------------------- -------------------------------------   --------------------------

Mira Vista Development Corp.                              Residential Development                 94.0%(2)(3)
Houston Area Development Corp.                            Residential Development                 94.0%(2)(4)
The Woodlands Land Development
    Company, L.P.(1)                                      Residential Development                 42.5%(2)(5)(6)
Desert Mountain Commercial, L.L.C.(1)                     Residential Development                 46.5%(2)(7)
East West Resorts Development II, L.P., L.L.L.P.(1)       Residential Development                 38.5%(2)(8)
Blue River Land Company, L.L.C.(1)                        Residential Development                 31.8%(2)(9)
Iron Horse Investments, L.L.C.(1)                         Residential Development                 27.1%(2)(10)
Manalapan Hotel Partners(1)                               Residential Development                 24.0%(2)(11)
Temperature-Controlled Logistics Partnership          Temperature-Controlled Logistics            40.0%(12)
Main Street Partners, L.P.                                Office (Bank One Center)                50.0%(13)
The Woodlands Commercial Properties Company, L.P.                  Office                         42.5%(6)(14)
Crescent 5 Houston Center, L.P.                          Office (5 Houston Center)                25.0%(15)
Austin PT BK One Tower Office Limited Partnership         Office (Bank One Tower)                 20.0%(16)
Houston PT Four Westlake Office Limited Partnership     Office (Four Westlake Park)               20.0%(16)
DBL Holdings, Inc.                                                 Other                          97.4%(17)
CR License, L.L.C.                                                 Other                          30.0%(18)
Woodlands Operating Company, L.P.                                  Other                          42.5%(5)(6)

----------------------------

(1) On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's interests in substantially all of the voting stock in three of the Operating Partnership's Residential Development Corporations (Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company, Inc. ("TWLC"), and Crescent Resort Development, Inc. ("CRDI")) and in CRL Investments, Inc. ("CRLI"). As a result, the Operating Partnership fully consolidated the operations of these entities beginning on the date of the asset transfers. The Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC. Desert Mountain Commercial, L.L.C. is an unconsolidated equity investment of DMDC. East West Resorts Development II, L.P., L.L.L.P., Blue River Land Company, L.L.C., Iron Horse Investments, L.L.C., and Manalapan Hotel Partners, (collectively, the "CRD Subsidiaries") are unconsolidated equity investments of CRDI.

(2) See the Residential Development Properties Table included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Residential Development Properties.

(3) The remaining 6.0% interest in Mira Vista Development, Corp. ("MVDC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

(4) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, is owned 4.0% by DBL and 2.0% by a third party.

(5) The remaining 57.5% interest in The Woodlands Land Development Company, L.P. and The Woodlands Operating Company, L.P. is owned by an affiliate of Morgan Stanley.

(6) Distributions are made to partners based on specified payout percentages. During the three months ended March 31, 2002, the payout percentage to the Operating Partnership was 52.5%.

(7) The remaining 53.5% interest in Desert Mountain Commercial, L.L.C. is owned by parties unrelated to the Operating Partnership.

(8) Of the remaining 61.5% interest in East West Resorts Development II, L.P., L.L.L.P., 0.8% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers, Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 60.7% is owned by parties unrelated to the Operating Partnership.

(9) Of the remaining 68.2% interest in Blue River Land Company, L.L.C., 0.7% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 67.5% is owned by parties unrelated to the Operating Partnership.

(10) Of the remaining 72.9% interest in Iron Horse Investments, L.L.C., 0.6% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 72.3% is owned by parties unrelated to the Operating Partnership.

(11) Of the remaining 76.0% interest in Manalapan Hotel Partners, 0.5% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 75.5% is owned by parties unrelated to the Operating Partnership.

(12) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

(13) The remaining 50.0% interest in Main Street Partners, L.P. is owned by TrizecHahn Corporation.

(14) The remaining 57.5% interest in The Woodlands Commercial Properties Company, L.P. is owned by an affiliate of Morgan Stanley. Distributions are made to partners based on specified payout percentages.

(15) The remaining 75.0% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Investment Management, Inc. The Operating Partnership recorded $279 in development, management and leasing fees, related to this investment during the three months ended March 31, 2002. The 5 Houston Center Office Property is currently under construction.

(16) The remaining 80.0% interest in Austin PT BK One Tower Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund. The Operating Partnership recorded $122 in management and leasing fees for these Office Properties during the three months ended March 31, 2002.

(17) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443. At March 31, 2002, Mr. Goff's interest in DBL was approximately $506.

(18) The remaining 70.0% interest in CR License, LLC is owned by a group of individuals unrelated to the Operating Partnership.

UNCONSOLIDATED PROPERTY DISPOSITIONS

         During the three months ended March 31, 2002, the Woodlands Commercial Properties Company, L.P., ("Woodlands CPC") sold two office properties located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $8,900, of which the Operating Partnership's portion was approximately $4,700. The sale generated a net gain of approximately $11,500, of which the Operating Partnership's portion was approximately $6,000. The proceeds received by the Operating Partnership were used primarily for working capital purposes.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         As of March 31, 2002, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties, with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to a partnership ("AmeriCold Logistics") owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no interest in AmeriCold Logistics.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146,000, the adjustment of the rental obligation for 2002 to $150,000 (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5,000 to $9,500 (effective January 1, 2000) and the extension of the date on which deferred rent was required to be paid to December 31, 2003.

         AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent ("EBITDAR") for the three months ended March 31, 2002 remained relatively flat compared with the same period of 2001. Declines throughout 2001 were the result of consolidation among retail and food service channels that began in 2000 and has continued to significantly limit the ability of manufacturers to pass along cost increases by raising prices. AmeriCold Logistics continues to see low occupancy levels as compared to prior years; however, additional throughput and effective cost controls have helped stabilize earnings in the first quarter of 2002.

         AmeriCold Logistics deferred $3,000 of the total $35,000 of rent for the three months ended March 31, 2002. The Operating Partnership's share of the deferred rent was $1,200, and the Operating Partnership recorded a 100% valuation allowance for the deferred rent. In December 2001, the Temperature Controlled Logistics Corporation waived its right to collect $39,800 of the total $49,900 of deferred rent, of which the Operating Partnership's share was $15,900. The Temperature-Controlled Logistics Corporation and the Operating Partnership had recorded adequate valuation allowances related to the waived deferred rental revenue during the years ended December 31, 2000 and 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Operating Partnership related to the Temperature-Controlled Logistics Corporation's decision to waive collection of deferred rent.

         The following table shows the total, and the Operating Partnership's portion of, deferred rent and valuation allowance at December 31, 2001 and for the three months ended March 31, 2002.




                                            DEFERRED RENT               VALUATION ALLOWANCE
                                      ---------------------------   ---------------------------
                                                      OPERATING                     OPERATING
                                                    PARTNERSHIP'S                 PARTNERSHIP'S
                                         TOTAL         PORTION         TOTAL         PORTION
                                      ------------  -------------   ------------  -------------

Balance at December 31, 2001          $     10,100   $      3,900   $         --   $         --
For the three months ended
   March 31, 2002                            3,000          1,200          3,000          1,200
                                      ------------   ------------   ------------   ------------
Total                                 $     13,100   $      5,100   $      3,000   $      1,200
                                      ============   ============   ============   ============


SUMMARY FINANCIAL INFORMATION

         The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. As a result of the Operating Partnership's transaction with COPI on February 14, 2002, certain entities that were reported as unconsolidated entities as of December 31, 2001 and for the three months ended March 31, 2001 are consolidated in the March 31, 2002 financial statements. Additionally, certain unconsolidated subsidiaries of the newly consolidated entities are now shown separately as unconsolidated entities of the Operating Partnership. The unconsolidated entities that are included under the headings on the following tables are summarized below.

         Balance Sheets as of March 31, 2002:

               o Other Residential Development Corporations - This includes Desert Mountain Commercial, L.L.C. ("DMC"), CRD Subsidiaries, MVDC and HADC. DMC and CRD Subsidiaries are unconsolidated investments of DMDC and CRDI, respectively;

               o The Woodlands Land Development Company, L.P. ("TWLDC") - This is an unconsolidated investment of TWLC;

               o    Temperature-Controlled Logistics ("TCL"); and

               o Office - This includes Main Street Partners, L.P., Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., and Woodlands CPC.

         Balance Sheets as of December 31, 2001:

               o Crescent Resort Development, Inc.- This entity was consolidated beginning February 14, 2002 as a result of the COPI transaction. Its unconsolidated investments, CRD Subsidiaries, are included under "Other Residential Development Corporations" in the following Balance Sheets as of March 31, 2002;

               o The Woodlands Land Company, Inc. - This entity was consolidated beginning February 14, 2002 as a result of the COPI transaction. Its unconsolidated subsidiary is included under "The Woodlands Land Development Company, L.P." in the following Balance Sheets as of March 31, 2002;

               o Other Residential Development Corporations - This includes DMDC, MVDC and HADC. DMDC was consolidated beginning February 14, 2002 as a result of the COPI transaction;

               o    Temperature-Controlled Logistics; and

               o Office - This includes Main Street Partners, L.P., Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P. and Woodlands CPC.

         Summary Statement of Operations for the three months ended March 31, 2002:

               o Other Residential Development Corporations - This includes the operating results of DMDC and CRDI for the period January 1 through February 14, 2002; the operating results of CRD Subsidiaries and DMC for the period February 15 through March 31, 2002; and the operating results of MVDC, HADC for the three months ended March 31, 2002. CRD Subsidiaries are unconsolidated subsidiaries of CRDI;

               o The Woodlands Land Development Company, L.P. - This includes TWLDC's operating results for the period February 15 through March 31, 2002 and TWLC for the period January 1 through February 14, 2002. TWLDC is an unconsolidated subsidiary of TWLC;

               o Temperature-Controlled Logistics - This includes the operating results for TCL for the three months ended March 31, 2002; and

               o Office - This includes the operating results for Main Street Partners, L.P., Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P. and Woodlands CPC for the three months ended March 31, 2002.

         Summary Statement of Operations for the three months ended March 31, 2001:

               o Crescent Resort Development, Inc.- This includes the operating results of CRDI for the three months ended March 31, 2001;

               o Other Residential Development Corporations - This includes the operating results of DMDC, MVDC and HADC for the three months ended March 31, 2001;

               o The Woodlands Land Company, LP - This includes the operating results of TWLC and TWLDC for the three months ended March 31, 2001;

               o Temperature-Controlled Logistics - This includes the operating results for TCL for the three months ended March 31, 2001; and

               o Office - This includes the operating results for Main Street Partners and Woodlands CPC, for the three months ended March 31, 2001.

BALANCE SHEETS:



                                                                                 AS OF MARCH 31, 2002
                                                          -------------------------------------------------------------------------
                                                                            THE
                                                             OTHER       WOODLANDS
                                                           RESIDENTIAL      LAND        TEMPERATURE-
                                                           DEVELOPMENT   DEVELOPMENT     CONTROLLED
                                                          CORPORATIONS   COMPANY, L.P.    LOGISTICS      OFFICE           OTHER
                                                          -------------  -------------  -------------  -------------  -------------

Real estate, net                                          $     111,976  $     372,289  $   1,255,764  $     547,429
Cash                                                              8,807          2,617         41,734         12,779
Other assets                                                      9,500         36,482         59,217         32,635
                                                          -------------  -------------  -------------  -------------
     Total assets                                         $     130,283  $     411,388  $   1,356,715  $     592,843
                                                          =============  =============  =============  =============

Notes payable                                             $      70,264  $     250,763  $     555,617  $     319,408
Notes payable to the Operating Partnership                          251         10,638          4,833             --
Other liabilities                                                41,701         53,309         52,361         18,532
Equity                                                           18,067         96,678        743,904        254,903
                                                          -------------  -------------  -------------  -------------
      Total liabilities and equity                        $     130,283  $     411,388  $   1,356,715  $     592,843
                                                          =============  =============  =============  =============

Operating Partnership's share of unconsolidated debt(1)   $      17,204  $     106,574  $     222,247  $     121,380
                                                          =============  =============  =============  =============

Operating Partnership's investments in real estate
  mortgages and equity of unconsolidated
  companies                                               $      47,431  $      41,469  $     297,910  $     100,395  $      39,713
                                                          =============  =============  =============  =============  =============




                                                                            AS OF DECEMBER 31, 2001
                                              -------------------------------------------------------------------------------------
                                               CRESCENT         OTHER           THE
                                                RESORT        RESIDENTIAL     WOODLANDS    TEMPERATURE-
                                              DEVELOPMENT,    DEVELOPMENT       LAND       CONTROLLED
                                                  INC.       CORPORATIONS   COMPANY,INC.    LOGISTICS        OFFICE        OTHER
                                              ------------   ------------   ------------   ------------  ------------  ------------


Real estate, net                              $    393,784   $     14,020   $    365,636   $  1,272,784  $    553,147
Cash                                                17,570          3,242          2,688         23,412        28,224
Other assets                                        31,749          5,676         32,244         82,967        31,654
                                              ------------   ------------   ------------   ------------  ------------
     Total assets                             $    443,103   $     22,938   $    400,568   $  1,379,163  $    613,025
                                              ============   ============   ============   ============  ============

Notes payable                                 $         --   $         --   $    225,263   $    558,949  $    324,718
Notes payable to the Operating Partnership         180,827             --             --          4,833            --
Other liabilities                                  232,767          2,721         74,271         46,395        29,394
Equity                                              29,509         20,217        101,034        768,986       258,913
                                              ------------   ------------   ------------   ------------  ------------
      Total liabilities and equity            $    443,103   $     22,938   $    400,568   $  1,379,163  $    613,025
                                              ============   ============   ============   ============  ============
Operating Partnership's share of
   unconsolidated debt (1)                    $         --   $         --   $     90,949   $    223,580  $    126,580
                                              ============   ============   ============   ============  ============

Operating Partnership's investments in real
  estate mortgages and equity of
  unconsolidated companies                    $    222,082   $    120,407   $     29,046   $    308,427  $    121,423  $     36,932
                                              ============   ============   ============   ============  ============  ============

--------------------------------
(1) As of March 31, 2002, the Operating Partnership guaranteed or provided letters of credit related to approximately $30,010 of unconsolidated debt and had obligations to potentially provide an additional $59,990 in guarantees, primarily related to construction loans. At December 31, 2001, the Operating Partnership guaranteed or provided letters of credit related to approximately $17,208 of unconsolidated debt.

SUMMARY STATEMENTS OF OPERATIONS:


                                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                              ----------------------------------------------------------------------------------
                                                                   THE
                                                 OTHER          WOODLANDS
                                               RESIDENTIAL         LAND        TEMPERATURE-
                                               DEVELOPMENT      DEVELOPMENT     CONTROLLED
                                               CORPORATIONS     COMPANY, LP.    LOGISTICS(1)          OFFICE           OTHER
                                              -------------    -------------   -------------       -------------   -------------


Total revenue                                 $      88,014    $      35,856   $      31,959       $      24,111
Expense:
   Operating expense                                 79,498           15,383           6,986(2)           10,638
   Interest expense                                   1,619              929          10,932               4,420
   Depreciation and amortization                      1,830              871          14,816               5,493
   Tax (benefit) expense                                (70)             406              --                  --
                                              -------------    -------------   -------------       -------------
Total expense                                        82,877           17,589          32,734              20,551
                                              -------------    -------------   -------------       -------------

Net income                                    $       5,137    $      18,267   $        (775)(2)   $       3,560
                                              =============    =============   =============       =============

Operating Partnership's equity in net
  income of unconsolidated companies          $       2,783    $       9,700   $        (310)      $       1,310   $      (4,061)(3)
                                              =============    =============   =============       =============   =============









                                                              FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                       -------------------------------------------------------------------------------------------


                                         CRESCENT        OTHER          THE
                                          RESORT       RESIDENTIAL    WOODLANDS      TEMPERATURE-
                                       DEVELOPMENT,   DEVELOPMENT        LAND        CONTROLLED
                                           INC.       CORPORATIONS   COMPANY, INC.     LOGISTICS          OFFICE          OTHER
                                       ------------   ------------   -------------   ------------      ------------   ------------

Total revenue                          $     60,928   $     19,364    $     31,764   $     38,106      $     19,919
Expense:
   Operating expense                         49,798         16,867          19,984          4,998(1)          8,040
   Interest expense                           1,447            315           1,283         11,416             5,282
   Depreciation and amortization              1,415          1,512           1,683         14,642             4,136
   Tax (benefit) expense                        791           (680)          3,526             --                --
                                       ------------   ------------    ------------   ------------      ------------
Total expense                                53,451         18,014          26,476         31,056            17,458
                                       ------------   ------------    ------------   ------------      ------------

Net income                             $      7,477   $      1,350    $      5,288   $      7,050      $      2,461
                                       ============   ============    ============   ============      ============

Operating Partnership's
  equity in net income of
  unconsolidated companies             $      6,730   $      1,305    $      2,673   $      2,719      $      1,093   $      1,846
                                       ============   ============    ============   ============      ============   ============

------------------------------------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

(2) Excludes the goodwill write-off for TCL, which is recorded on the accompanying financial statements as a cumulative effect of a change in accounting principle.

(3) Includes impairment of an investment in real estate partnership of $1,200 and impairment of DBL-CBO of $2,600.

8.   NOTES PAYABLE AND BORROWINGS UNDER FLEET FACILITY:

         The following is a summary of the Operating Partnership's debt financing at March 31, 2002:



                                                                                                         BALANCE
                                                                                                      OUTSTANDING AT
                                                                                                      MARCH 31, 2002
                                                                                                   ---------------------

SECURED DEBT

Fleet Fund I and II Term Loan due May 2005, bears interest at LIBOR plus 325 basis points (at March 31, 2002, the interest rate was 5.17%), with a four-year interest-only term,
secured by equity interests in Funding I and II ...................................................... $    275,000

AEGON Partnership Note(1) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V
Properties ...........................................................................................      268,781

LaSalle Note I(2) bears interest at 7.83% with an initial seven-year interest-only term (through
August 2002), followed by principal amortization based on a 25-year amortization schedule
through maturity in August 2027, secured by the Funding I Properties .................................      239,000

Deutsche Bank-CMBS Loan (3) due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points (at March 31, 2002, the interest rate was 5.84%),
with a three-year interest-only term..................................................................      220,000

JP Morgan Mortgage Note(4), bears interest at a fixed rate of 8.31% with principal amortization based on a 15-year amortization schedule through maturity in October 2016,
secured by the Houston Center mixed-use Office Property complex ......................................      198,448

LaSalle Note II(5) bears interest at 7.79% with an initial seven-year interest-only term (through
March 2003), followed by principal amortization based on a 25-year amortization schedule
through maturity in March 2028, secured by the Funding II Properties .................................      161,000

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured
by the MCI Tower Office Property and Denver Marriott City Center Resort/Hotel Property ...............       63,500

Metropolitan Life Note V (6) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran
Center Office Property ...............................................................................       38,558

Northwestern Life Note due January 2004, bears interest at 7.66% with an interest-only term,
secured by the 301 Congress Avenue Office Property ...................................................       26,000

National Bank of Arizona Revolving Line of Credit (7) due November 2003, secured by certain
DMDC assets ..........................................................................................       21,110

Woodmen of the World Note(8) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year
amortization schedule, secured by the Avallon IV Office Property .....................................        8,500

Nomura Funding VI Note(9) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
July 2020, secured by the Funding VI Property ........................................................        8,148


                                                                                                         BALANCE
                                                                                                      OUTSTANDING AT
                                                                                                      MARCH 31, 2002
                                                                                                   ---------------------

SECURED DEBT - CONTINUED

  Mitchell Mortgage Note due August 2002, bears interest at 7.00% with an interest-only term,
  secured by four of The Woodlands Office Properties .................................................        6,244

  Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and
  interest payments based on a 15-year amortization schedule, secured by a parcel of land ............          641

  Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 4.40% to 10.00% at March 31, 2002, with maturities ranging between June 2002 and
  December 2004, secured by various CRDI projects ....................................................       95,412

UNSECURED DEBT

  Fleet Facility(10) due May 2004, bears interest at LIBOR plus 187.5 basis points (at March 31,
  2002, the interest rate was 3.76%), with a three-year interest-only term and a
  one-year extension option ..........................................................................      334,500

  2007 Notes (11) bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
  September 2007 .....................................................................................      250,000

  2002 Notes(11) bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
  September 2002 .....................................................................................      150,000

  Other obligations, with fixed interest rates ranging from 8.00% to 12.00% and variable interest rates ranging from the Fed Funds rate plus 150 basis points to LIBOR plus 375 basis
  points and with maturities ranging between November 2002 and January 2004 ..........................       15,541
                                                                                                       ------------


       Total Notes Payable ........................................................................... $  2,380,383
                                                                                                       ============

-----------------
(1) The outstanding principal balance of this note at maturity will be approximately $224,100.

(2) In August 2007, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,500.

(3) This includes both a Deutsche Bank-CMBS note and a Fleet-Mezzanine note. The notes are due May 2004 and bear interest at the 30-day LIBOR rate plus a spread of (i) 164.7 basis points for the CMBS note, (at March 31, 2002, the interest rate was 5.15%), and (ii) 600 basis points for the Mezzanine note, (at March 31, 2002, the interest rate was 9.50%). The blended rate at March 31, 2002 for the two notes was 5.84%. The notes have three-year interest only terms and two one-year extension options, and are secured by the Office Properties owned by Funding X and the interest in Spectrum Center. The Fleet-Mezzanine note is secured by the interest in Funding X and Crescent Spectrum Center, L.P. and the Operating Partnership's interest in their general partner.

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

(7) This facility is a $50,000 line of credit secured by certain DMDC land and improvements ("vertical facility"), club facilities ("club loan"), and notes receivable ("warehouse facility"). The line restricts the vertical facility and club loan to a maximum outstanding amount of $40,000 and is subject to certain borrowing base limitations and bears interest at Prime (at March 31, 2002, the interest rate was 4.75%). The warehouse facility bears interest at Prime plus 100 basis points, (at March 31, 2002, the interest rate was 5.75%) and is limited to $10,000.

(8) The outstanding principal balance of this loan at maturity will be approximately $8,200.

(9) In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date by making a final payment of $6,135.

(10) The $400,000 Fleet Facility is an unsecured revolving line of credit.

(11) The notes were issued in an offering registered with the SEC.

         Below are the aggregate principal payments required as of March 31, 2002 under indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.



                                    SECURED        UNSECURED       TOTAL(1)
                                 -------------   -------------   -------------

2002                             $     106,573   $     165,416   $     271,989
2003                                   128,849              --         128,849
2004                                   236,899         334,625         571,524
2005                                   329,339              --         329,339
2006                                   347,207              --         347,207
Thereafter                             481,475         250,000         731,475
                                 -------------   -------------   -------------
                                 $   1,630,342   $     750,041   $   2,380,383
                                 =============   =============   =============

----------------------------

(1) These amounts do not represent the effect of a one-year extension option on the Fleet Facility and two one-year extension options on the Deutsche Bank
     - CMBS Loan.

         The Operating Partnership has $271,989 of secured and unsecured debt payments due during 2002, consisting primarily of the Cigna Note, the Mitchell Mortgage Note, unsecured short-term borrowings and the 2002 Notes, which are expected to be funded through replacement debt financing.

         Any uncured or unwaived events of default on the Operating Partnership's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5,000 generally will result in a default under the Fleet Facility and the Fleet I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of March 31, 2002, the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the three months ended March 31, 2002, there were no circumstances that would require pre-payment penalties or increased collateral related to the Operating Partnership's existing debt.

         In addition to the subsidiaries listed in "Note 1. Organization and Basis of Presentation," certain other subsidiaries of the Operating Partnership were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. The following lists these entities, all of which are consolidated and are grouped based on the Properties to which they relate:
Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding IX Properties (CRE Management IX, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L. P., CRE Management X, LLC); Spectrum Center, (Spectrum Center Partners, L.P., Spectrum Mortgage Associates, L. P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC).

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

10.      CASH FLOW HEDGES:

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of March 31, 2002, the Operating Partnership had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements as of March 31, 2002 and interest expense for the three months ended March 31, 2002:


                                                                                ADDITIONAL
                                                                              INTEREST EXPENSE
  ISSUE          NOTIONAL       MATURITY       REFERENCE         FAIR        FOR THE THREE MONTHS
  DATE            AMOUNT          DATE           RATE        MARKET VALUE    ENDED MARCH 31, 2002
------------   ------------   ------------   ------------    ------------    --------------------

 7/21/99       $    200,000       9/2/03            6.183%   $     (8,236)   $              2,051
 5/15/01            200,000       2/3/03             7.11          (7,840)                  2,627
 4/14/00            100,000      4/18/04             6.76          (5,658)                  1,199


         The Operating Partnership has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Operating Partnership uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The Operating Partnership uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Operating Partnership will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $16,300 to $18,500 will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

         Additionally, CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt. As of March 31, 2002, CRDI had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS Nos. 133 and 138.

         The following table shows information regarding CRDI's cash flow hedge agreements as of March 31, 2002 and capitalized interest for the three months ended March 31, 2002. Capitalized interest is related to debt for projects that are currently under development.



                                                                                  ADDITIONAL
                                                                             CAPITALIZED INTEREST
   ISSUE         NOTIONAL       MATURITY       REFERENCE         FAIR         FOR THE THREE MONTHS
   DATE           AMOUNT          DATE           RATE        MARKET VALUE     ENDED MARCH 31, 2002
------------   ------------   ------------   ------------    ------------    --------------------

 1/2/2001      $     10,818     11/16/2002          8.455%   $       (388)   $                 64
 9/4/2001             6,650       9/4/2003           7.12             (72)                     24
 9/4/2001             4,800       9/4/2003           7.12             (52)                     18

         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes that the hedges are highly effective.

11.      INCOME TAXES:

         The Company intends to maintain its qualification as a REIT under
Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of REIT taxable income to its shareholders. Accordingly, the Operating Partnership does not believe that the Company will be liable for current income taxes on its REIT taxable income at the Federal level or in most of the states in which the Company operates. Additionally, in conjunction with the Operating Partnership's agreement with COPI, the Operating Partnership consolidated certain taxable REIT subsidiaries (the "TRS"), which are subject to federal and state income tax. The Operating Partnership's $4,300 total consolidated income tax benefit at March 31, 2002 includes tax expense related to the operations of the TRS of $2,400, offset by a tax benefit of $6,700. The $6,700 benefit results from the temporary difference between the financial reporting basis and the respective tax basis of the hotel leases acquired as part of the Operating Partnership's agreement with COPI. This temporary difference will be reversed over an estimated five-year period, which is the remaining lease term of the hotel leases. The anticipated reversal of the tax benefit for the full year 2002 will total approximately $1,500. Cash paid for income taxes in the first quarter of 2002 totaled approximately $2,000.

         The Operating Partnership's total net tax asset of approximately $27,800 includes $20,900 of net deferred tax assets and a $6,900 net current tax receivable at March 31, 2002. The tax effects of each type of temporary difference that give rise to a significant portion of the $20,900 deferred tax asset are as follows:


                                                                ADDITIONAL
                                                               ------------

Deferred recognition of DMDC club membership revenue           $     26,800
Recognition of development land cost of sales at DMDC
   and TWLC                                                         (10,500)
Recognition of hotel lease cost                                       6,700
Other                                                                (2,100)
                                                               ------------
Total deferred tax asset                                       $     20,900
                                                               ============


         The Operating Partnership recognizes deferred tax assets only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. As of March 31, 2002, no valuation allowances have been recorded.

         The $6,900 net current tax receivable results primarily from anticipated tax refunds related to recognition of a net operating loss carryback and 2001 overpayments of $11,700 for DMDC, offset by $4,800 current taxes payable.

12.    MINORITY INTEREST:

         Minority interest represents joint venture and preferred equity interests held by third parties in consolidated subsidiaries.

13.  SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY AND INTRACOMPANY LOAN:

SALE OF CLASS A UNITS IN FUNDING IX

         During the year ended December 31, 2000, the Operating Partnership formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. As of March 31, 2002, Funding IX held seven Office Properties and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of March 31, 2002, GMAC Commercial Mortgage Corporation ("GMACCM") held $218,400 of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units receive a preferred variable-rate dividend previously calculated at LIBOR plus 450 basis points. Beginning March 16, 2002, the preferred variable-rate dividend increased to LIBOR plus 550 basis points, which resulted in a dividend rate of approximately 7.38% per annum as of March 31, 2002. The Class A Units are redeemable at the option of the Operating Partnership at the original purchase price. Subsequent to March 31, 2002, the Operating Partnership redeemed approximately $101,100 of the Class A Units from GMACCM.

IMPACT ON FINANCIAL STATEMENTS OF INTRACOMPANY LOAN

         As of March 31, 2002, Funding IX had loaned a total of $281,107 from the net proceeds from the sale of the Class A Units and a portion of the net proceeds of the sale of one of the Properties held by Funding IX to Crescent SH IX, Inc. ("SH IX"), for the purchase of common shares of the Company. The note, which is included in Notes Receivable, Net, bears interest based on the dividends paid on the common shares held by SH IX, a wholly-owned subsidiary of the General Partner, and matures on March 15, 2003. SH IX is required to repay the loan, plus any accrued and unpaid interest, at that time. SH IX will receive the funds to repay the loan from the Company, pursuant to an agreement that requires the Company to repurchase, on or before March 15, 2003, the common shares of the Company held by SH IX. The Company will receive the funds to repurchase the common shares from SH IX from the Operating Partnership, pursuant to the limited partnership agreement of the Operating Partnership, which requires the Operating Partnership to repurchase from the Company a corresponding portion of the Company's limited partnership interest at such time as the Company repurchases shares. A portion of the proceeds received by Funding IX for the repayment of the principal amount of the note will be used to redeem Class A Units.

         As of March 31, 2002, the annual interest rate on the note was approximately 7.72%. For the three months ended March 31, 2002, the Operating Partnership recognized interest income of $5,424 on the note. See "Note 14. Partners' Capital." The repurchased common shares will be held in SH IX until all the Class A Units are redeemed. The Company, as a partner of the Operating Partnership, receives quarterly distributions from the Operating Partnership, which it then uses to make distributions to it shareholders. Distributions on these repurchased common shares will continue to be paid by the Company to SH IX, as a shareholder of the Company, and will be used by SH IX to make payments of interest due to Funding IX on the loan. Funding IX in turn will use these funds to pay dividends on the Class A Units.

         The operations, assets and liabilities of Funding IX and SH IX are consolidated with those of the Company in the Company's consolidated financial statements. The operations, assets and liabilities of Funding IX (but not those of SH IX) are consolidated with those of the Operating Partnership in the consolidated financial statements of the Operating Partnership. As a result, the note and the payments on the note by SH IX to Funding IX are eliminated in the Company's financial statements but are not eliminated in the financial statements of the Operating Partnership. These items, therefore, are included in Notes Receivable, Net and in Interest and Other Income in the Operating Partnership's financial statements.

         The following table compares the current financial statements of the Operating Partnership prepared in accordance with GAAP and the adjusted Operating Partnership financial statements, adjusted for the elimination of the intracompany loan and associated interest income. This table provides certain components of the financial statements, which would be affected by the elimination of the intracompany loan, accrued interest related to the loan and associated interest income.



                                                                                               AFTER ELIMINATION OF
                                                             GAAP PRESENTATION                  INTRACOMPANY LOAN
                                                     ---------------------------------   ---------------------------------

Balance Sheet Data:                                     MARCH 31,       DECEMBER 31,       MARCH 31,        DECEMBER 31,
                                                          2002              2001             2002               2001
                                                     ---------------   ---------------   ---------------   ---------------

Total assets                                         $     4,730,789   $     4,422,826   $     4,446,999   $     4,138,102







                                                            THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                                 MARCH 31,                          MARCH 31,
                                                          2002              2001              2001              2002
                                                     ---------------   ---------------   ---------------   ---------------

OPERATING DATA:
Total Revenues                                       $       237,710   $       186,281   $       232,286   $       178,336
Operating income                                              20,972            32,066            15,548            24,121
Income from continuing operations                             25,938            39,704            20,514            31,759
Net income                                                    22,683            43,262            17,259            35,317
Basic earnings per unit(1):
    Income from continuing operations                $          0.39   $          0.59   $          0.31   $          0.47
Diluted earnings per unit(1):
    Income from continuing operations                $          0.39   $          0.58   $          0.31   $          0.46

----------------------------
(1) The weighted average units used to calculate basic and diluted earnings per unit include the common shares of the Company held in SH IX of 14,468,623 (7,234,312 equivalent units) for the three months ended March 31, 2002 and 2001. The adjusted basic and diluted earnings per unit after the elimination of the intracompany loan exclude the common shares of the Company held in SH IX.

14.  PARTNERS' CAPITAL:

         Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the three months ended March 31, 2002, there were 2,684 units exchanged for 5,368 common shares of the Company.

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

         The Company commenced its Share Repurchase Program in March 2000. As of March 31, 2002, the Company had repurchased 18,756,423 common shares, 20,286 of which have been retired, at an average price of $19.09 per common share for an aggregate of approximately $358,100. As of March 31, 2002, the Company held 14,468,623 of the repurchased common shares in SH IX. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Note 13. Sale of Preferred Equity Interests in Subsidiary and Intracompany Loan." These common shares are consolidated as treasury shares in conformity with GAAP in the financial statements of the Company. However, these shares are held in SH IX until all of the Class A Units are redeemed, and are considered outstanding for the Operating Partnership's financial statements. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

         The Company expects the Share Repurchase Program to continue to be funded through a combination of debt, equity, joint venture capital and selected asset disposition alternatives available to the Company. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

DISTRIBUTIONS

         The following table summarizes the distributions paid or declared to unitholders during the three months ended March 31, 2002.


                                                                                                           ANNUAL
                                           DIVIDEND/       TOTAL             RECORD        PAYMENT        DIVIDEND/
             SECURITY                    DISTRIBUTION      AMOUNT             DATE          DATE        DISTRIBUTION
--------------------------------------   ------------   ------------      ------------   ------------   ------------

 Units                                   $      0.750   $     49,706(1)        1/31/02        2/15/02   $       3.00
 Units                                          0.750         49,825(1)        4/30/02        5/15/02           3.00
 6 3/4% Series A Preferred Units                0.422          3,375           1/31/02        2/15/02         1.6875
 6 3/4% Series A Preferred Units                0.422          4,556(2)        4/30/02        5/15/02         1.6875


--------------------------

(1) As of March 31, 2002, the Company was holding 14,468,623 of its common shares in SH IX. These distribution amounts include $5,426 for the distribution paid on February 15, 2002, and for the distribution to be paid on May 15, 2002, related to these common shares.

(2) On April 26, 2002, the Company completed an institutional placement of 2,800,000 shares of 6 3/4% Series A Convertible Cumulative Preferred Shares. See "Note 18. Subsequent Events" for a description of this transaction.

15.   RELATED PARTY TRANSACTIONS:

DBL HOLDINGS, INC.

         As of March 31, 2002, the Operating Partnership owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers, Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. Originally, Mr. Goff contributed his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443 for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc. and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in MVDC and HADC. At March 31, 2002, Mr. Goff's interest in DBL was approximately $506.

         Since June 1999, the Operating Partnership has contributed approximately $23,800 to DBL, in the form of cash and loans. These funds were used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. The ownership structure of the entity that ultimately controls GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company and 50% by John Goff. Mr. Rainwater is also a limited partner of GMSP. At March 31, 2002, DBL had an approximately $14,100 investment in G2 and had repaid in full the loans from the Operating Partnership.

         In March 1999, DBL-CBO, Inc. acquired $6,000 aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. During the three months ended March 31, 2002, the Operating Partnership recognized an impairment charge related to this investment of $2,600. At March 31, 2002 this investment was valued at approximately $2,700.

COPI COLORADO, L. P.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to the Operating Partnership, in lieu of foreclosure, COPI's 60% general partner interest in COPI Colorado which owns 10% of the voting stock in CRDI. As a result, the Operating Partnership increased its ownership interest in CRDI from 90% to 96%, John Goff, Vice-Chairman of the Board of Trust Managers, Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, owns a 2.0% interest in CRDI and the remaining 2.0% interest is owned by a third party.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of March 31, 2002, the Operating Partnership had approximately $36,492 of loans outstanding (including approximately $4,022 loaned during the three months ended March 31, 2002) to certain employees and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans pursuant to agreements approved by the Board of Directors and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. According to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers, Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, had a loan representing $26,300 of the $36,492 total outstanding loans at March 31, 2002.

         Every month, federal short-term, mid-term and long-term rates (Applicable Federal Rates) are determined and published by the IRS based upon average market yields of specified maturities. The loans granted during the three months ended March 31, 2002 were granted at the Applicable Federal Rate of 2.7%, which reflects a below prevailing market interest rate; therefore, the Company recorded $104 of compensation expense for the quarter ended March 31, 2002. Approximately $605 of interest was outstanding related to these loans as of March 31, 2002.

16.      DISPOSITIONS:

OFFICE SEGMENT

         During the three months ended March 31, 2002, the Operating Partnership completed the sale of the Cedar Springs Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $11,900 and a net gain of approximately $4,500. The proceeds from the sale of Cedar Springs Plaza Office Property were used primarily for working capital purposes. The operations for this Property, as well as the gain recognized on the sale of this Property are included in "Discontinued Operations - Income and Gain on Assets Sold or Held for Sale".

         The major classes of assets and liabilities associated with the Cedar Springs Plaza Office Property are as follows:



                                                            AS OF
                                                      DECEMBER 31, 2001
                                                      -----------------


Land                                                 $             700
Buildings and improvements                                       7,831
Accumulated depreciation                                        (1,310)
                                                     -----------------
Properties held for disposition, net                             7,221
Other assets                                                       263

17.     COPI

         In April 1997, the Operating Partnership established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

         COPI was formed to become a lessee and operator of various assets to be acquired by the Operating Partnership and to perform the intercompany agreement between COPI and the Operating Partnership, pursuant to which each agreed to provide the other with rights to participate in certain transactions. The Operating Partnership was not permitted to operate or lease these assets under the tax laws in effect at that time and applicable to REITs. In connection with the formation and capitalization of COPI, and the subsequent operations and investments of COPI since 1997, the Operating Partnership made loans to COPI under a line of credit and various term loans.

         On January 1, 2001, The REIT Modernization Act became effective. This legislation allows the Operating Partnership, through its subsidiaries, to operate or lease certain of its investments that had been previously operated or leased by COPI.

         On February 14, 2002, the Operating Partnership executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, COPI's voting interests in three of the Operating Partnership's Residential Development Corporations and other assets; and the Operating Partnership agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Operating Partnership were reduced by $23,600, and its debt obligations were reduced by $40,100. These amounts include $18,300 of value attributed to the lessee interests transferred by COPI to the Operating Partnership; however, in conformity with GAAP, the Operating Partnership assigned no value to these interests for financial reporting purposes.

         The Operating Partnership holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized entities that are wholly owned taxable REIT subsidiaries of the Operating Partnership. The Operating Partnership has included these assets in its Resort/Hotel Segment and its Residential Development Segment, and fully consolidated the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the date of the transfers of these assets.

         Under the Agreement, the Operating Partnership has agreed to provide approximately $14,000 to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Operating Partnership estimates that the value of the common shares that will be issued to the COPI stockholders will be approximately $5,000 to $8,000. The Agreement provides that COPI and the Operating Partnership will seek to have a plan of reorganization for COPI, reflecting the terms of the Agreement and a draft plan of reorganization, approved by the bankruptcy court. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary substantially from the estimated amount.

         In addition, the Operating Partnership has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15,000 million obligation to Bank of America, together with any accrued interest. COPI obtained the loan primarily to participate in investments with the Operating Partnership. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John C. Goff, Vice-Chairman of the Board of Trust Managers, Chief Executive Officer of the Company, and Chief Executive Officer and sole director of the General Partner, enter into a support agreement with COPI and Bank of America, pursuant to which they agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and the net proceeds of an offering of COPI securities were insufficient to allow COPI to pay Bank of

America in full. The Operating Partnership believes, based on advice of counsel, that the support agreement should be unenforceable in a COPI bankruptcy. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur.

       Completion and effectiveness of the plan of reorganization for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.

18.   SUBSEQUENT EVENTS:

DEBT OFFERING

          On April 15, 2002, the Operating Partnership and Crescent Finance Company completed a private offering of $375,000 in senior, unsecured notes due 2009. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Interest will be payable in cash on April 15 and October 15 of each year, beginning October 15, 2002. The Operating Partnership and Crescent Finance Company have agreed to register a similar series of notes with the SEC and to effect an exchange offer of the registered notes for the privately placed notes and, in certain cases, to register the notes for resale by their holders. In the event that the exchange offer or resale registration is not completed on or before October 15, 2002, the interest rate on the notes will increase to 9.75% and increase to 10.25% after 90 days until the exchange offer or resale registration is completed.

         The net proceeds from the offering of notes were approximately $366,000. Approximately $309,500 of the proceeds were used to pay down amounts outstanding under the Fleet Facility, and the remaining proceeds were used to pay down $5,000 of short-term indebtedness and redeem approximately $52,000 of Class A Units from GMACCM. Borrowings under the revolving line of credit are expected to be used to repay or repurchase from time to time $150,000 of 7.0% unsecured notes due in September 2002, approximately $52,400 of which have been repurchased to date. In addition, borrowings under the line of credit are expected to be used to repay a $63,500, 7.47% mortgage loan due in December 2002.

SERIES A PREFERRED OFFERING

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering") of 2,800,000 shares of 6 3/4% Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. In connection with the April 2002 Series A Preferred Offering, the Operating Partnership issued additional Preferred Units which are owned by the Company. Net proceeds contributed to the Operating Partnership from the April 2002 Series A Preferred Offering after underwriting discounts and other offering costs of approximately $1,300 were approximately $49,100. The net proceeds from the April 2002 Series A Preferred Offering were used by the Operating Partnership to redeem Class A Units from GMACCM.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in "Item 1. Financial Statements" of this document and the more detailed information contained in the Operating Partnership's Form 10-K for the year ended December 31, 2001. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in the notes to the financial statements in "Item 1. Financial Statements."

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

         The following factors might cause such a difference:

o The Operating Partnership's inability to obtain the confirmation of a prepackaged bankruptcy plan of COPI binding all creditors and stockholders;

o The inability of the Operating Partnership successfully to integrate the lessee interests in the Resort/Hotel Properties and the voting interests in its Residential Development Corporations and related entities with its current business and operations;

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

o Further adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy which may further jeopardize the ability of the Operating Partnership's tenant to pay all current rent due to the Operating Partnership);

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

         The following sections include information for each of the Operating Partnership's investment segments for the three months ended March 31, 2002.

OFFICE SEGMENT

         The following table shows the same-store net operating income growth for the approximately 25.8 million square feet of Office Property space owned as of March 31, 2002. This table excludes the following:

         o Approximately 1.5 million square feet of space at Bank One Center, in which the Operating Partnership owns a 50% equity interest;

         o Approximately 1.0 million square feet of space at Four Westlake Park and Bank One Tower, in each of which the Operating Partnership has a 20% equity interest;

         o Approximately 0.1 million square feet of space at Avallon IV, which was completed during the year ended December 31, 2001; and

         o Approximately 0.1 million square feet of space at Cedar Springs Plaza, which was sold during the three months ended March 31, 2002.


                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------------
                                                                        PERCENTAGE/
                                                                       POINT INCREASE
(IN MILLIONS)                                 2002           2001        (DECREASE)
                                           ----------     ----------   --------------

Same-store Revenues                        $    141.6     $    138.7            2.1%
Same-store Expenses                             (67.0)         (63.7)           5.2%
                                           ----------     ----------
Net Operating Income                       $     74.6     $     75.0           (0.5)%
                                           ==========     ==========
Weighted Average Occupancy                       90.0%          92.6%          (2.6)pts

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leasing rates compared to expiring leasing rates at the Operating Partnership's Office Properties owned as of March 31, 2002.


                                       FOR THE THREE MONTHS ENDED MARCH 31, 2002
                              -------------------------------------------------------------
                                     SIGNED                  EXPIRING          PERCENTAGE
                                     LEASES                   LEASES            INCREASE
                              ----------------------    --------------------   ------------

Renewed or Re-leased(1)              585,000 sq. ft.                 N/A              N/A
Weighted average full-
     service rental rate(2)          $ 21.55 per sq. ft. $20.14 per sq. ft.          7.0%
FFO annual net effective
     rental rate(3)                  $ 11.91 per sq. ft. $10.53 per sq. ft.         13.1%


------------------

(1)      All of which have commenced or will commence during the next 12 months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

RESORT/HOTEL SEGMENT

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. As a result, the subsidiaries of the Operating Partnership became the lessees of these Resort/Hotel Properties. The Operating Partnership fully consolidated the operations of the eight Resort/Hotel Properties beginning on the date of the asset transfers.

         The following table shows weighted average occupancy, average daily rate and revenue per available room/guest night for the nine Resort/Hotel Properties for the three months ended March 31, 2002 and 2001.


                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                --------------------------------------------
UPSCALE BUSINESS-CLASS HOTELS                                                   PERCENTAGE/
                                                                                  POINT
                                                    2002            2001         DECREASE
                                                ------------    ------------    ------------

Weighted average occupancy                                65%             73%             (8) pts

Average daily rate                              $        116    $        121              (4)%
Revenue per available room/guest night          $         76    $         88             (14)%






                                                            FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                --------------------------------------------
                                                                                PERCENTAGE/
                                                                                   POINT
LUXURY AND DESTINATION FITNESS RESORTS                                            INCREASE
AND SPAS                                            2002            2001         (DECREASE)
                                                ------------    ------------    ------------


Weighted average occupancy                                75%             79%             (4) pts
Average daily rate                              $        515    $        507               2%
Revenue per available room/guest night          $        378    $        396              (5)%

         As of March 31, 2002, the Operating Partnership owned nine Resort/Hotel Properties. The following table shows Resort/Hotel Property same-store net operating income for the three months ended March 31, 2002 and 2001, for the nine Resort/Hotel Properties owned during both of these periods.




                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                     -----------------------------------
                                                                                           PERCENTAGE
                                                          2002               2001           DECREASE
                                                     ---------------   ---------------   ---------------
(DOLLARS IN THOUSANDS)
Upscale Business-Class Hotels                        $         4,353   $         5,215               (17)%
Luxury and Destination Fitness Resorts and Spas               10,770            11,956               (10)
                                                     ---------------   ---------------
All Resort/Hotel Properties                          $        15,123   $        17,171               (12)%
                                                     ===============   ===============

RESIDENTIAL DEVELOPMENT SEGMENT

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's voting interests in three of the Residential Development Corporations: The Woodlands Land Company, Inc. ("TWLC"), Desert Mountain Development Corporation ("DMDC") and Crescent Resort Development, Inc. ("CRDI"). The Operating Partnership fully consolidated the operations of the three Residential Development Corporations beginning on the date of the asset transfers. Management plans to reinvest returned capital from the Residential Development Segment primarily into the Office Segment where the Operating Partnership expects to achieve favorable rates of return.

         As of March 31, 2002, the Operating Partnership owned or had economic interests in five Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 22 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.



                                            FOR THE THREE MONTHS
                                                ENDED MARCH 31,
                                   ---------------------------------------
                                           2002               2001
                                   ------------------  -------------------
Residential lot sales                       227                 381
Average sales price per lot        $     52,000 acres  $     69,000 acres
Commercial land sales                        34                   3
Average sales price per acre       $    274,000        $    470,000

o Average sales price per lot decreased by $17,000, or 24.6%, due to fewer higher priced lots sold from the Carlton Woods development in the three months ended March 31, 2002, compared to the same period in 2001.

o Carlton Woods is The Woodlands' new upscale residential development. It is a gated community consisting of 491 lots located around a Jack Nicklaus signature golf course. As of March 31, 2002, 215 lots had been sold at prices ranging from $0.1 million to $1.0 million per lot, or an average price of $342,000 per lot. Additional phases within Carlton Woods are expected to be marketed to the public during the next two years.

o Future buildout of The Woodlands is estimated at approximately 12,850 residential lots and approximately 1,625 acres of commercial land, of which approximately 1,447 residential lots and 1,000 acres are currently in inventory.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

         The following table shows residential lot sales at an average price per lot.



                                              FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                           ---------------------------
                                               2002           2001
                                           ---------------------------

Residential lot sales                                23             19
Average sales price per lot(1)             $    671,000   $    612,000

-----------------------------
(1)  Including equity golf memberships.

o With the higher priced residential lots being completed during the latter phases of development at Desert Mountain, the average sales price per lot was $671,000 for the three months ended March 31, 2002, which is a $59,000, or 9.6% increase over the same period in 2001.

o Approved future buildout of Desert Mountain is estimated to be approximately 250 residential lots, of which approximately 138 are currently in inventory.

Crescent Resort Development, Inc., Beaver Creek, Colorado:

         The following table shows total active projects, residential lot and residential unit sales and average sales price per lot and unit.


                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                     -----------------------------------------
                                                          2002                        2001
                                                     ---------------           ---------------

Active projects                                                   15                        12
Residential lot sales                                              4                         2
Residential unit sales:
    Townhome sales                                                 1                         4
    Condominium sales                                            158                         9
Timeshare equivalent unit sales                                    5                        --
Average sales price per residential lot              $        51,000           $       240,000 million
Average sales price per residential unit             $           0.5 million   $           1.4 million
Average sale price per timeshare unit                $           1.2 million   $            --

o Average sales price per lot decreased by $189,000, or 78.8%, and average sales price per unit decreased $0.9 million, or 64.3%, due to lower priced product mix sold in the three months ended March 31, 2002, as compared to the same period in 2001.

o The increase in units sold is due to a lower priced product mix sold during the three months ended March 31, 2002, as compared to the same period in 2001.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of March 31, 2002, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties, with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to a partnership ("AmeriCold Logistics") owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no interest in AmeriCold Logistics.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent was required to be paid to December 31, 2003.

         AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent ("EBITDAR") for the three months ended March 31, 2002 remained relatively unchanged compared with the same period of 2001. Declines throughout 2001 were the result of consolidation among retail and food service channels that began in 2000 and has continued to significantly limit the ability of manufacturers to pass along cost increases by raising prices. AmeriCold Logistics continues to see low occupancy levels as compared to prior years; however, additional throughput and effective cost controls have helped stabilize earnings in the first quarter of 2002.

         AmeriCold Logistics deferred $3.0 million of the total $35.0 million of rent for the three months ended March 31, 2002. The Operating Partnership's share of the deferred rent was $1.2 million, and the Operating Partnership recorded a 100% valuation allowance for the deferred rent. In December 2001, the Temperature Controlled Logistics Corporation waived its right to collect $39.8 million of the total $49.9 million of deferred rent, of which the Operating Partnership's share was $15.9 million. The Temperature-Controlled Logistics Corporation and the Operating Partnership had recorded adequate valuation allowances related to the waived deferred rental revenue during the years ended December 31, 2000 and 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Operating Partnership related to the Temperature-Controlled Logistics Corporation's decision to waive collection of deferred rent.

         The following table shows the total, and the Operating Partnership's portion of, deferred rent and valuation allowance at December 31, 2001 and for the three months ended March 31, 2002.


                                               DEFERRED RENT                  VALUATION ALLOWANCE
                                     ---------------------------------   ---------------------------------
(IN MILLIONS)                                            OPERATING                            OPERATING
                                                       PARTNERSHIP'S                        PARTNERSHIP'S
                                          TOTAL           PORTION             TOTAL            PORTION
                                     ---------------   ---------------   ---------------   ---------------

Balance at December 31, 2001         $          10.1   $           3.9   $            --   $            --
For the three months ended
     March 31, 2002                              3.0               1.2               3.0               1.2
                                     ---------------   ---------------   ---------------   ---------------
                                     $          13.1   $           5.1   $           3.0   $           1.2
                                     ===============   ===============   ===============   ===============


         Management believes that EBITDAR is a useful financial performance measure for assessing the financial condition of AmeriCold Logistics prior to the payment of rent to the Operating Partnership. Therefore, management believes EBITDAR is a reasonable indication of AmeriCold Logistics' ability to make rent payments to the Operating Partnership. The following table shows EBITDAR, lease payment operations and net loss for AmeriCold Logistics for the three months ended March 31, 2002 and 2001.





                                    FOR THE THREE MONTHS ENDED
                                             MARCH 31,
                                 ----------------------------------
(in millions)                         2002               2001
                                 ---------------    ---------------

EBITDAR(1)                       $          33.6    $          33.2
Lease Payment (2)                           35.0               32.9
Net Loss                                    (6.1)              (3.4)

-------------------------------
(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

(2) Represents the rental obligation (excluding the effect of straight-lining rents and deferred rent) of AmeriCold Logistics.

                              RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's financial data as a percentage of total revenues for the three months ended March 31, 2002 and 2001 and the variance in dollars between the three months ended March 31, 2002 and 2001. See "Note 6. Segment Reporting" included in "Item 1. Financial Statements" for financial information about investment segments.

                                                                                                      TOTAL VARIANCE IN
                                                                  FINANCIAL DATA AS A PERCENTAGE     DOLLARS (IN MILLIONS)
                                                                  OF TOTAL REVENUES FOR THE THREE      BETWEEN THE THREE
                                                                           ENDED MARCH 31,               MONTHS ENDED
                                                                -----------------------------------        MARCH 31,
                                                                     2002                2001            2002 and 2001
                                                                ---------------     ---------------     ---------------
REVENUE:
   Office Property                                                         60.4%               82.3%    $          (9.9)
   Resort/Hotel Property                                                   16.2                 8.5                22.6
   Residential Development Property                                        20.2                  --                48.1
   Interest and other income                                                3.2                 9.2                (9.3)
                                                                ---------------     ---------------     ---------------
               TOTAL REVENUE                                              100.0%              100.0%    $          51.5
                                                                ---------------     ---------------     ---------------

EXPENSE:
   Office Property operating expense                                       27.7%               35.7%    $          (0.7)
   Resort/Hotel Property expense                                           10.1                  --                23.9
   Residential Development Property expense                                17.9                  --                42.2
   Corporate general and administrative                                     2.7                 2.8                 1.1
   Interest expense                                                        17.7                25.5                (5.1)
   Amortization of deferred financing costs                                 1.0                 1.3                (0.1)
   Depreciation and amortization                                           14.1                16.3                 3.4
   Impairment and other charges related to real estate assets                --                 1.2                (2.1)
                                                                ---------------     ---------------     ---------------
               TOTAL EXPENSE                                               91.2%               82.8%    $          62.6
                                                                ---------------     ---------------     ---------------
OPERATING INCOME                                                            8.8%               17.2%    $         (11.1)
                                                                ---------------     ---------------     ---------------

OTHER INCOME AND EXPENSE:
   Equity in net income (loss) of unconsolidated companies:
               Office properties                                            0.5%                0.6%    $           0.2
               Residential development properties                           5.3                 5.7                 1.8
               Temperature-controlled logistics properties                 (0.1)                1.4                (3.0)
               Other                                                       (1.7)                1.1                (5.9)
                                                                ---------------     ---------------     ---------------
               TOTAL EQUITY IN NET INCOME FROM
                 UNCONSOLIDATED COMPANIES                                   4.0%                8.8%    $          (6.9)

   Gain on property sales, net                                               --                 0.2                (0.3)
                                                                ---------------     ---------------     ---------------
               TOTAL OTHER INCOME AND EXPENSE                               4.0%                9.0%    $          (7.2)
                                                                ---------------     ---------------     ---------------

INCOME BEFORE MINORITY INTERESTS, INCOME TAXES,
   DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT
   OF A CHANGE IN ACCOUNTING PRINCIPLE                                     12.8%               26.2%    $         (18.3)

   Minority interests                                                      (2.3)               (3.1)                0.3
   Income tax benefit                                                       1.8                  --                 4.3
                                                                ---------------     ---------------     ---------------

Income Before Discontinued Operations and
   Cumulative Effect of a Change in an
   Accounting Principle                                                    12.3%               23.1%    $         (13.7)
   Discontinued operations - income and gain on assets
     sold and held for sale                                                 1.5                  --                 3.5
   Cumulative effect of a change in accounting principle                   (4.3)                 --               (10.3)
                                                                ---------------     ---------------     ---------------

NET INCOME                                                                  9.5%               23.1%    $         (20.5)

   6 3/4% Series A Preferred unit distributions                            (1.4)               (1.8)                 --
                                                                ---------------     ---------------     ---------------


NET INCOME AVAILABLE TO PARTNERS                                            8.1%               21.3%    $         (20.5)
                                                                ===============     ===============     ===============

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001

         Total revenues increased $51.5 million, or 27.6%, to $237.7 million for the quarter ended March 31, 2002, as compared to $186.2 million for the quarter ended March 31, 2001. The components of the increase are:


o an increase in Resort/Hotel Property revenue of $22.6 million due to the consolidation, beginning February 14, 2002, of the operations of eight of the Resort/Hotel Properties, as a result of the COPI transaction (previously the Operating Partnership recognized a lease payment);

o the inclusion of Residential Development Property Revenue of $48.1 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction, (previously the Operating Partnership recorded its share of earnings under the equity method); partially offset by

o a decrease in Office Property revenue of $9.9 million primarily due to the disposition five Office Properties in 2001 and the contribution of two Office Properties to joint venture in 2001; and

o        a decrease in interest and other income of $9.3 million.

         Total expense increased $62.6 million, or 40.6%, to $216.7 million for the three months ended March 31, 2002, as compared to $154.2 million for the three months ended March 31, 2001. The primary components of this increase are:

o an increase in Resort/Hotel Property expense of $23.9 million due to the consolidation of eight of the Resort/Hotel Properties, beginning February 14, 2002, as a result of the COPI transaction; and

o an increase in Residential Development Property expense of $42.2 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction; partially offset by

o        a decrease in interest expense of $5.1 million.

         Other income and expense decreased $7.2 million, or 43.4%, to $9.4 million for the three months ended March 31, 2002, as compared to $16.6 million for the three months ended March 31, 2001, as a result of:

o a decrease in equity in net income of unconsolidated companies of $6.9 million; and

o        a decrease in gain on property sales of $0.3 million.

         Net income decreased $20.5 million, or 47.5%, to $22.7 million for the three months ended March 31, 2002, as compared to $43.2 million for the three months ended March 31, 2001, primarily as a result of:

o the changes in total revenue, total expense and other income and expense described above; and

o a loss of $10.3 million resulting from a cumulative effect of a change in accounting principle for the three months ended March 31, 2002, resulting in a charge that is attributable to an impairment of the goodwill of the Temperature-Controlled Logistics Corporation; partially offset by

o an income tax benefit of $4.3 million of tax expense, which includes a current tax expense of $2.4 million, offset by a tax benefit of $6.7 million that resulted from the temporary difference between the financial reporting basis and the respective tax basis of the hotel leases acquired as part of the COPI transaction; and

o an increase in income from discontinued operations from assets sold and held for sale of $3.5 million, primarily due to the gain of $4.5 million on a sale of one Office Property; partially offset by an impairment charge of $0.6 million related to a behavioral healthcare property.

OFFICE SEGMENT



OFFICE SEGMENT
(in millions)
                                             FOR THE THREE MONTHS
                                               ENDED MARCH 31,              VARIANCE
                                           -----------------------   -------------------------
                                               2002          2001          %             %
                                           ----------   ----------   ----------     ----------

Office Property Revenue                    $    143.5   $    153.4   $     (9.9)    $     (6.5)%
Office Property Operating Expense                65.8         66.5         (0.7)          (1.1)%
Equity in Earnings of Unconsolidated
office properties                                 1.3          1.1          0.2           18.2%

         Office Property revenue decreased $9.9 million, or 6.5%, to $143.5 million for the three months ended March 31, 2002, as compared to $153.4 million for the three months ended March 31, 2001. The components of the decrease are as follows:

o decreased revenue of $12.1 million due to the disposition of five Office Properties in 2001; and the contribution of two Office Properties to joint ventures in 2001;

o        decreased other revenue of $1.2 million; partially offset by

o increased revenue of $3.4 million primarily as a result of increased full-service weighted average rental rates due to renewals at the Greenway Plaza Office Property and the Houston Center Office Property.

         Office Property operating expense decreased $0.7 million, or 1.1%, to $65.8 million for the three months ended March 31, 2002, as compared to $66.5 million for the three months ended March 31, 2001. The primary components of the decrease are as follows:

o decreased expenses of $4.0 million due to the disposition of five Office Properties in 2001; and the contribution of two Office Properties to joint ventures in 2001;

o decreased office property utility expense of $2.9 million due to an energy contract effective for certain Texas Properties during the quarter ended March 31, 2002; partially offset by

o increased expenses of $6.0 million from the consolidated Office Properties that the Operating Partnership owned or had an interest in as of March 31, 2002, primarily as a result of increased operating expenses due to security, insurance and the timing of repairs and maintenance.

RESORT/HOTEL SEGMENT

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. The financial statements reflect the consolidation of the operations for these eight Resort/Hotel Properties for the period February 14, 2002 through March 31, 2002. Revenues prior to February 14, 2002 represent lease payments to the Operating Partnership.




                                         FOR THE THREE MONTHS
                                           ENDED MARCH 31,                 VARIANCE
                                   -----------------------------  ----------------------------
(in millions)                          2002            2001            $               %
-------------                      ------------    ------------   ------------    ------------

Resort/Hotel Property Revenue      $       38.5    $       15.9
Resort/Hotel Property Expense             (23.9)            --
                                   ------------    ------------   ------------    ------------
Net Operating Income               $       14.6    $       15.9   $       (1.3)          -8.2%
                                   ============    ============   ============    ============


         See "Resort/Hotel Segment" above for same-store net operating income variance.

         Resort/Hotel Property net operating income decreased $1.3 million, or 8.2%, to $14.6 million for the three months ended March 31, 2002, as compared to $15.9 million for the three months ended March 31, 2001. The primary components of the decrease are as follows:

o decrease in occupancy from 79% to 75% at the luxury and destination fitness resorts and spas; and

o decrease in occupancy from 73% to 65%, and average daily rates from $121 to $116 at the business-class hotels.

RESIDENTIAL DEVELOPMENT SEGMENT

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's voting interests in three of the Residential Development Corporations: TWLC, DMDC and CRDI. The Operating Partnership fully consolidated the operations of the three Residential Development Corporations beginning on the date of the asset transfers.






                                                  FOR THE THREE MONTHS
                                                     ENDED MARCH 31,               VARIANCE
                                                ------------------------   -----------------------

(in millions)                                      2002          2001          $            %
                                                ----------    ----------   ----------   ----------

Residential Development Property Revenue        $     48.1    $       --
Residential Development Property Expense             (42.2)           --

Depreciation/Amortization                             (0.9)           --
Equity in net income of Unconsolidated
   Residential Development Properties                 12.5          10.7
Minority Interests                                    (1.3)           --
Income Tax Provision                                  (2.2)           --
                                                ----------    ----------   ----------   ----------
Net Operating Income                            $     14.0    $     10.7   $      3.3         30.8%
                                                ==========    ==========   ==========   ==========

         Residential Development Property net operating income increased $3.3 million, or 30.8%, to $14.0 million for the three months ended March 31, 2002, as compared to $10.7 million for the three months ended March 31, 2001. The primary components of the increase in net operating income are:

o $6.0 million gain due to the disposition of two properties at the Woodlands and sales of commercial acreage at the Woodlands; partially offset by

o lower lot sales of $0.9 million due to a lower number of lot sales at the Woodlands Land Development Company and HADC; and

o        $1.4 million reduced capitalized interest at CRDI.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT



                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,                 VARIANCE
                                                   ----------------------------   ----------------------------
(in millions)                                          2002            2001             $                %
                                                   ------------    ------------   ------------    ------------

Equity in earnings (loss) of unconsolidated
Temperature-Controlled Logistics Properties        $       (0.3)   $        2.7   $       (3.0)   $     (111.1)%

          Temperature-Controlled Logistics equity in earnings (loss) of unconsolidated properties decreased $3.0 million, or 111.1%, to a $0.3 million loss for the three months ended March 31, 2002, as compared to $2.7 million of earnings for the three months ended March 31, 2001. This decrease is primarily due to the Operating Partnership's $1.2 million portion of the valuation allowance related to the deferred rent recorded in 2002, and $1.7 million portion of the deferred partnership costs recorded in 2002; no such deferred rent or deferred partnership costs were recorded during the same period in 2001.

INTEREST AND OTHER INCOME

         Interest and other income decreased $9.3 million, or 55.0%, to $7.6 million for the three months ended March 31, 2002, compared to $16.9 million for the three months ended March 31, 2001. The primary components of the decrease are as follows:

o        decreased interest income from COPI of $2.1 million;

o decreased interest income of $2.5 million as a result of interest earned on a loan which originated in March 2000 from the Operating Partnership to Crescent SH IX (SH IX") in connection with the repurchase of 14,468,623 common shares of the Company;

o decreased payments from Charter Behavioral Health Systems, LLC of $1.5 million;

o decreased dividend income of $0.8 million due to the sale of marketable securities in 2001; and

o decreased interest income of $1.3 million due to lower overnight interest rates and lower restricted cash balances.

INTEREST EXPENSE

         The decrease in interest expense of $5.1 million, or 10.8%, for the three months ended March 31, 2002, as compared to the same period in 2001, is primarily attributable to a decrease in the weighted average interest rate of 0.94% (from 8.39% to 7.45%), or $5.4 million of interest expense, due to the debt refinancing in May of 2001 and lower LIBOR rates, partially offset by an increase in the average debt balance.

INCOME TAX BENEFIT

         The Operating Partnership's $4.3 million total consolidated income tax benefit at March 31, 2002 includes tax expense related to the operations of the TRS of $2.4 million, offset by a tax benefit of $6.7 million. The $6.7 million benefit results from the temporary difference between the financial reporting basis and the respective tax basis of the hotel leases acquired as part of the Operating Partnership's agreement with COPI. This temporary difference will be reversed over an estimated five-year period, which is the remaining lease term of the hotel leases. The anticipated reversal of the tax benefit for the full year 2002 will total approximately $1.5 million. Cash paid for income taxes in the first quarter of 2002 totaled approximately $2.0 million.

DISCONTINUED OPERATIONS

         The income from discontinued operations from assets held for sale increased $3.5 million, or 1750%, to $3.7 million for the three months ended March 31, 2002, compared to $0.2 million for the three months ended March 31, 2001. This increase is primarily due to:

o gain on disposals of $4.5 million primarily due to the sale of the Cedar Springs Plaza Office Property; partially offset by

o impairment charge of $0.6 million related to a behavioral healthcare property. This amount represents the difference between the carrying value and the estimated sales price less costs of the sale for this property.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         In conjunction with the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," the Operating Partnership reported a cumulative effect of a change in accounting principle for the three months ended March 31, 2002, which resulted in a charge of $10.3 million. This charge is due to an impairment of the goodwill of the Temperature-Controlled Logistics Corporation.

                         LIQUIDITY AND CAPITAL RESOURCES



                                                       FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ---------------------------------
(in millions)                                              2002                2001              $ CHANGE
                                                       ---------------    ---------------    ---------------

Cash Provided by Operating Activities                  $          34.9    $          25.0    $           9.9
Cash Provided by (Used in) Investing Activities                   16.8              (23.2)              40.0
Cash Used in Financing Activities                                (20.9)              (4.9)             (16.0)
                                                       ---------------    ---------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents       $          30.8    $           3.1    $          33.9
Cash and Cash Equivalents, Beginning of Period                    31.6               38.6               (7.0)
                                                       ---------------    ---------------    ---------------
Cash and Cash Equivalents, End of Period               $          62.4    $          35.5    $          26.9
                                                       ===============    ===============    ===============

OPERATING ACTIVITIES

         The Operating Partnership's cash provided by operating activities of $34.9 million is attributable to:

         o        $35.6 million from Property operations; and

         o an $0.9 million increase representing distributions in excess of equity in earnings from unconsolidated entities.

         The Operating Partnership's cash provided by operating activities is partially offset by:

         o a $1.6 million decrease representing equity in earnings in excess of distributions from unconsolidated entities.

INVESTING ACTIVITIES

         The Operating Partnership's cash provided by investing activities of $16.8 million is attributable to:

         o $38.2 million in cash resulting from the Operating Partnership's February 14, 2002 transaction with COPI;

         o $11.9 million of net sales proceeds primarily attributable to the disposition of the Cedar Springs Office Property; and

         o $7.5 million from return of investment in unconsolidated Residential Development Properties and Office Properties.

         The Operating Partnership's cash provided by investing activities is partially offset by:

         o $14.2 million of additional investment in unconsolidated companies, consisting of investments in the upscale Residential Development Properties, primarily as a result of CRDI's investment in the Tahoe Mountain Resorts;

         o $10.3 million for capital expenditures for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

         o        $8.4 million for acquisition of certain rental properties; and

         o $8.3 million for recurring and non-recurring tenant improvement and leasing costs for certain rental properties.

FINANCING ACTIVITIES

         The Operating Partnership's use of cash for financing activities of $20.9 million is primarily attributable to:

         o        distributions to unitholders of $51.4 million;

         o        decrease in notes payable of $14.4 million;

         o net capital distributions to joint venture partner of $3.6 million, primarily due to distributions to joint venture preferred equity partners; and

         o        distributions to holders of preferred units of $3.4 million.

         The use of cash for financing activities is partially offset by:


         o        net borrowings under the Fleet Facility of $51.5 million.


COPI

         In April 1997, the Operating Partnership established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

         COPI was formed to become a lessee and operator of various assets to be acquired by the Operating Partnership and to perform the intercompany agreement between COPI and the Operating Partnership, pursuant to which each agreed to provide the other with rights to participate in certain transactions. The Operating Partnership was not permitted to operate or lease these assets under the tax laws in effect at that time and applicable to REITs. In connection with the formation and capitalization of COPI, and the subsequent operations and investments of COPI since 1997, the Operating Partnership made loans to COPI under a line of credit and various term loans.

         On January 1, 2001, The REIT Modernization Act became effective. This legislation allows the Operating Partnership, through its subsidiaries, to operate or lease certain of its investments that had been previously operated or leased by COPI.

         On February 14, 2002, the Operating Partnership executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, COPI's voting interests in three of the Operating Partnership's Residential Development Corporations and other assets; and the Operating Partnership agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Operating Partnership were reduced by $23.6 million, and its debt obligations were reduced by $40.1 million. These amounts include $18.3 million of value attributed to the lessee interests transferred by COPI to the Operating Partnership, however, in accordance with GAAP, the Operating Partnership assigned no value to these interests for financial reporting purposes.

         The Operating Partnership holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized entities that are wholly owned taxable REIT subsidiaries of the Operating Partnership. The Operating Partnership has included these assets in its Resort/Hotel Segment and its Residential Development Segment, and fully consolidated the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the date of the transfers of these assets.

         Under the Agreement, the Operating Partnership will provide approximately $14.0 million to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Operating Partnership estimates that the value of the common shares that will be issued to the COPI stockholders will be between approximately $5.0 million and $8.0 million. The Agreement provides that COPI and the Operating Partnership will seek to have a plan of reorganization for COPI, reflecting the terms of the Agreement and a draft plan of reorganization, approved by the bankruptcy court. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary substantially from the estimated amount.

         In addition, the Operating Partnership has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. COPI obtained the loan primarily to participate in investments with the Operating Partnership. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John C. Goff, Vice-Chairman of the Board of Trust Managers, Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, enter into a support agreement with COPI and Bank of America, pursuant to which they agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and the net proceeds of an offering of COPI securities were insufficient to allow COPI to pay Bank of America in full. The Operating Partnership believes, based on advice of counsel, that the support agreement should be unenforceable in a COPI bankruptcy. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur.

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

INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         Investments in which the Operating Partnership does not have a controlling interest are accounted for under the equity method. The following is a summary of the Operating Partnership's ownership in significant unconsolidated companies or equity investments:


                                                                                                COMPANY'S OWNERSHIP
                        ENTITY                                     CLASSIFICATION               AS OF MARCH 31, 2002
-------------------------------------------------------  ------------------------------------   ------------------------------

Mira Vista Development Corp.                             Residential Development Corporation           94.0%   (2)(3)
Houston Area Development Corp.                           Residential Development Corporation           94.0%  (2)(4)
The Woodlands Land Development
    Company, L.P. (1)                                    Residential Development Corporation           42.5%  (2)(5)(6)
Desert Mountain Commercial, L.L.C. (1)                   Residential Development Corporation           46.5%  (2)(7)
East West Resorts Development II, L.P., L.L.L.P. (1)     Residential Development Corporation           38.5%  (2)(8)
Blue River Land Company, L.L.C. (1)                      Residential Development Corporation           31.8%  (2)(9)
Iron Horse Investments, L.L.C. (1)                       Residential Development Corporation           27.1%  (2)(10)
Manalapan Hotel Partners (1)                             Residential Development Corporation           24.0%  (2)(11)
Temperature-Controlled Logistics Partnership              Temperature-Controlled Logistics             40.0%  (12)
Main Street Partners, L.P.                                    Office (Bank One Center)                 50.0%  (13)
The Woodlands Commercial Properties Company, L.P.                      Office                          42.5% (6)(14)
Crescent 5 Houston Center, L.P.                               Office (5 Houston Center)                25.0%  (15)
Austin PT BK One Tower Office Limited Partnership              Office (Bank One Tower)                 20.0%  (16)
Houston PT Four Westlake Office Limited Partnership          Office (Four Westlake Park)               20.0%  (16)
DBL Holdings, Inc.                                                      Other                          97.4%  (17)
CR License, L.L.C.                                                      Other                          30.0%  (18)
Woodlands Operating Company, L.P.                                       Other                          42.5% (5)(6)


----------------------------

(1) On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's interests in substantially all of the voting stock in three of the Operating Partnership's Residential Development Corporations (Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company, Inc. ("TWLC"), and Crescent Resort Development, Inc. ("CRDI")), and in CRL Investments, Inc. ("CRLI"). As a result, the Operating Partnership fully consolidated the operations of these entities beginning on the date of the asset transfers. Desert Mountain Commercial, L.L.C. is an unconsolidated equity investment of DMDC. The Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC. East West Resorts Development II, L.P., L.L.L.P., Blue River Land Company, L.L.C., Iron Horse Investments, L.L.C., and Manalapan Hotel Partners, (collectively, the "CRD Subsidiaries") are unconsolidated equity investments of CRDI.

(2) See the Residential Development Properties Table for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(3) The remaining 6.0% interest in Mira Vista Development, Corp. ("MVDC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

(4) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, is owned 4.0% by DBL and 2.0% by a third party.

(5) The remaining 57.5% interest in The Woodlands Land Development Company, L.P. and The Woodlands Operating Company, L.P. is owned by an affiliate of Morgan Stanley.

(6) Distributions are made to partners based on specified payout percentages. During the three months ended March 31, 2002, the payout percentage to the Operating Partnership was 52.5%.

(7) The remaining 53.5% interest in Desert Mountain Commercial, L.L.C. is owned by parties unrelated to the Operating Partnership.

(8) Of the remaining 61.5% interest in East West Resorts Development II, L.P., L.L.L.P., 0.8% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers, Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 60.7% is owned by parties unrelated to the Operating Partnership.

(9) Of the remaining 68.2% interest in Blue River Land Company, L.L.C., 0.7% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers, Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 67.5% is owned by parties unrelated to the Operating Partnership.

(10) Of the remaining 72.9% interest in Iron Horse Investments, L.L.C., 0.6% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers, Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 72.3% is owned by parties unrelated to the Operating Partnership.

(11) Of the remaining 76.0% interest in Manalapan Hotel Partners, 0.5% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers, Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 75.5% is owned by parties unrelated to the Operating Partnership.

(12) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

(13) The remaining 50.0% interest in Main Street Partners, L.P. is owned by TrizecHahn Corporation.

(14) The remaining 57.5% interest in The Woodlands Commercial Properties Company, L.P. is owned by an affiliate of Morgan Stanley.

(15) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Investment Management, Inc. The Operating Partnership recorded $279 in development, management and leasing fees, related to this investment during the three months ended March 31, 2002. The 5 Houston Center Office Property is currently under construction.

(16) The remaining 80% interest in Austin PT BK One Tower Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund. The Operating Partnership recorded $0.1 million in management and leasing fees for these Office Properties during the three months ended March 31, 2002.

(17) John Goff, Vice-Chairman of the Board of Trust Managers, Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $0.4 million, and approximately $0.1 million in cash, or total consideration valued at approximately $0.4 million. At March 31, 2002, Mr. Goff's interest in DBL was approximately $0.4 million.

(18) The remaining 70% interest in CR License, LLC is owned by a group of individuals unrelated to the Operating Partnership.

UNCONSOLIDATED PROPERTY DISPOSITIONS

         During the three months ended March 31, 2002, the Woodlands CPC sold two office properties located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $8.9 million, of which the Operating Partnership's portion was approximately $4.7 million. The sales generated a net gain of approximately $11.5 million, of which the Operating Partnership's portion was approximately $6.0 million. The proceeds received by the Operating Partnership were used primarily for working capital purposes.

DISPOSITIONS

Office Segment

         During the three months ended March 31, 2002, the Operating Partnership completed the sale of the Cedar Springs Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $11.9 million and a net gain of approximately $4.5 million. The proceeds from the sale of the Cedar Springs Plaza Office Property were used primarily for working capital purposes.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

         During the year ended December 31, 2000, the Operating Partnership formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. As of March 31 2002, Funding IX held seven Office Properties and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of March 31, 2002, GMAC Commercial Mortgage Corporation ("GMACCM") held $218.4 million of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units receive a preferred variable-rate dividend previously calculated at LIBOR plus 450 basis points. Beginning March 16, 2002, the preferred variable-rate dividend increased to LIBOR plus 550 basis points, which resulted in a dividend rate of approximately 7.38% per annum as of March 31, 2002. The Class A Units are redeemable at the option of the Operating Partnership at the original purchase price. Subsequent to March 31, 2002, the Operating Partnership redeemed approximately $101.1 million of the Class A Units from GMACCM.

IMPACT ON FINANCIAL STATEMENTS OF INTRACOMPANY LOAN

         As of March 31, 2002, Funding IX had loaned a total of $281,107 from the net proceeds from the sale of the Class A Units and a portion of the net proceeds of the sale of one of the Properties held by Funding IX to Crescent SH IX, Inc. ("SH IX"), for the purchase of common shares of the Company. The note, which is included in Notes Receivable, Net, bears interest based on the dividends paid on the common shares held by SH IX, a wholly-owned subsidiary of the General Partner, and matures on March 15, 2003. SH IX is required to repay the loan, plus any accrued and unpaid interest, at that time. SH IX will receive the funds to repay the loan from the Company, pursuant to an agreement that requires the Company to repurchase, on or before March 15, 2003, the common shares of the Company held by SH IX. The Company will receive the funds to repurchase the common shares from SH IX from the Operating Partnership, pursuant to the limited partnership agreement of the Operating Partnership, which requires the Operating Partnership to repurchase from the Company a corresponding portion of the Company's limited partnership interest at such time as the Company repurchases shares. A portion of the proceeds received by Funding IX for the repayment of the principal amount of the note will be used to redeem Class A Units.

         As of March 31, 2002, the annual interest rate on the note was approximately 7.72%. For the three months ended March 31, 2002, the Operating Partnership recognized interest income of $5.4 million on the note. See "Note
14. Partners' Capital." The repurchased common shares will be held in SH IX until all the Class A Units are redeemed. The Company, as a partner of the Operating Partnership, receives quarterly distributions from the Operating Partnership, which it then uses to make distributions to it shareholders. Distributions on these repurchased common shares will continue to be paid by the Company to SH IX, as a shareholder of the Company, and will be used by SH IX to make payments of interest due to Funding IX on the loan. Funding IX in turn will use these funds to pay dividends on the Class A Units.

         The operations, assets and liabilities of Funding IX and SH IX are consolidated with those of the Company in the Company's consolidated financial statements. The operations, assets and liabilities of Funding IX (but not those of SH IX) are consolidated with those of the Operating Partnership in the consolidated financial statements of the Operating Partnership. As a result, the note and the payments on the note by SH IX to Funding IX are eliminated in the Company's financial statements but are not eliminated in the financial statements of the Operating Partnership. These items, therefore, are included in Notes Receivable, Net and in Interest and Other Income in the Operating Partnership's financial statements.

         The following table compares the current financial statements of the Operating Partnership and the adjusted Operating Partnership financial statements, adjusted for the elimination of the intracompany loan and associated interest income. This table provides certain components of the financial statements, which would be affected by the elimination of the intracompany loan and associated interest income.


                                                                                    AFTER ELIMINATION OF
(DOLLARS IN THOUSANDS)                                   GAAP PRESENTATION            INTRACOMPANY LOAN
                                                   ---------------------------   ---------------------------
Balance Sheet Data:                                 MARCH 31,     DECEMBER 31,     MARCH 31,    DECEMBER 31,
                                                      2002            2001           2002           2001
                                                   ------------   ------------   ------------   ------------
Total assets                                       $  4,730,789   $  4,422,826   $  4,446,999   $  4,138,102




                                                        THREE MONTHS ENDED           THREE MONTHS ENDED
                                                              MARCH 31,                  MARCH 31,
                                                       2002           2001          2001            2002
                                                   ------------   ------------   ------------   ------------

OPERATING DATA:
Total Revenues                                     $    237,710   $    186,281   $    232,286   $    178,336
Operating income                                         20,972         32,066         15,548         24,121
Income from continuing operations                        25,938         39,704         20,514         31,759
Net income                                               22,683         43,262         17,259         35,317
Basic earnings per unit(1):
    Income from continuing operations              $       0.39   $       0.59   $       0.31   $       0.47
Diluted earnings per unit(1):
    Income from continuing operations              $       0.39   $       0.58   $       0.31   $       0.46




-----------------------------------------------
(1) The weighted average units used to calculate basic and diluted earnings per unit in accordance with GAAP include the common shares of the Company held in SH IX of 14,468,623 (7,234,312 equivalent units) for the three months ended March 31, 2002 and 2001. The adjusted basic and diluted earnings per unit after the elimination of the intracompany loan exclude the common shares of the Company held in SH IX.

SHARE REPURCHASE PROGRAM

         On October 15, 2001, the Company's Board of Trust Managers authorized an increase in the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program") from $500.0 million to $800.0 million.

         The Company commenced its Share Repurchase Program in March 2000. As of March 31, 2002, the Company had repurchased 18,756,423 common shares, 20,286 of which have been retired, at an average price of $19.09 per common share for an aggregate of approximately $358.1 million. As of March 31, 2002, the Company held 14,468,623 of the repurchased common shares in SH IX, a wholly-owned subsidiary. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Sale of Preferred Equity Interests in Subsidiary " above. These common shares are consolidated as treasury shares in conformity with GAAP in the financial statements of the Company. However, these shares are held in SH IX until all of the Class A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

         The Company expects the Share Repurchase Program to continue to be funded through a combination of debt, equity, joint venture capital and selected asset disposition alternatives available to the Company. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

SERIES A PREFERRED OFFERING

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering") of 2.8 million shares of 6 3/4% Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. In connection with the April 2002 Series A Preferred Offering, the Operating Partnership issued additional Preferred Units which are owned by the Company. Net proceeds contributed to the Operating Partnership from the April 2002 Series A Preferred Offering after underwriting discounts and other offering costs of approximately $1.3 million were approximately $49.1 million. The net proceeds from the April 2002 Series A Preferred Offering were used by the Operating Partnership to redeem Class A Units from GMACCM.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002). SFAS No. 141 requires that all business combinations within the scope of the statement are to be accounted for under the purchase method. Since the Operating Partnership currently accounts for its acquisitions under the purchase method, the adoption of this statement did not have a material effect on its interim or annual financial statements.

         SFAS No. 142 specifies that goodwill and certain other types of intangible assets may no longer be amortized, but instead are subject to periodic impairment testing. During the three months ended March 31, 2002, the Operating Partnership recognized a goodwill impairment charge of approximately $10.3 million due to the initial application of this statement. This charge is due to an impairment of the goodwill of the Temperature-Controlled Logistics Corporation. This charge is reported as a change in accounting principle and is included in Cumulative Effect of a Change in Accounting Principle. SFAS No. 142 provides for a transitional period of up to 12 months. Any need for impairment must be assessed within the first six months and the amount of impairment must be determined within the next six months. Any additional impairment taken in subsequent interim periods during 2002 related to the initial adoption of this statement will require the first quarter financial statements to be restated. The

Operating Partnership expects its additional impairment losses to range between $0 and $9.0 million due to the initial application of this statement.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this statement did not materially affect the Operating Partnership's interim or annual financial statements; however, for the three months ended March 31, 2002, financial statement presentation was modified to report the results of operations including any gains or losses recognized in accordance with this statement, and financial position of the Operating Partnership's real estate assets classified as held for sale as discontinued operations. As a result, the Operating Partnership has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

LIQUIDITY REQUIREMENTS

         As of March 31, 2002, the Operating Partnership had unfunded capital expenditures of approximately $46.3 million relating to capital investments. The table below specifies the Operating Partnership's total capital expenditures relating to these projects, amounts funded as of March 31, 2002, amounts remaining to be funded, and short-term and long-term capital requirements.



                                                                                          CAPITAL EXPENDITURES
                                                         AMOUNT                       ----------------------------
(IN MILLIONS)                              TOTAL       FUNDED AS OF      AMOUNT       SHORT-TERM      LONG-TERM
                                          PROJECT        MARCH 31,      REMAINING      (NEXT 12          (12+
                    PROJECT               COST(1)          2002          TO FUND       MONTHS)(2)     MONTHS)(2)
                                       ------------    ------------    ------------   ------------   ------------

RESIDENTIAL DEVELOPMENT SEGMENT

      Tahoe Mountain Resorts           $      100.0    $      (80.8)   $       19.2   $       19.2   $         --
                                       ------------    ------------    ------------   ------------   ------------


OTHER
      SunTx (3)                        $       19.0    $       (7.4)   $       11.6   $        4.0   $        7.6
      Spinco (4)                               15.5              --            15.5           15.5             --
                                       ------------    ------------    ------------   ------------   ------------
                                       $       34.5    $       (7.4)   $       27.1   $       19.5   $        7.6
                                       ------------    ------------    ------------   ------------   ------------

TOTAL                                  $      134.5    $      (88.2)   $       46.3   $       38.7   $        7.6
                                       ============    ============    ============   ============   ============

-----------------------------

(1)      All amounts are approximate.

(2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.

(3) This commitment is related to the Operating Partnership's investment in a private equity fund.

(4) The Operating Partnership and the Company intend to complete the distribution to unitholders of the Operating Partnership and shareholders of the Company of the shares of a new entity to purchase COPI's interest in AmeriCold Logistics.

         The Operating Partnership expects to fund its short-term capital requirements of approximately $38.7 million through a combination of cash, net cash flow from operations, return of capital (investment) from the Residential Development Corporations and borrowings under the Fleet Facility. The Operating Partnership plans to meet its maturing debt obligations during 2002 of approximately $272.0 million, primarily through replacement debt financing or equity transactions.

         The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, distributions to shareholders and unitholders, and additional expenses related to the COPI bankruptcy of approximately $9.7 million, primarily through cash flow provided by operating activities. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Operating Partnership expects to finance such requirements with available cash proceeds received from joint ventures and select property sales, and borrowings under the Fleet Facility or additional debt financing.

         The Operating Partnership expects to fund its long-term capital requirements of approximately $7.6 million with available cash proceeds received from joint ventures and select property sales, borrowings under the Fleet Facility or additional debt financing and return of capital (investment) from the Residential Development Corporations. The Operating Partnership expects to redeem the approximately $117.3 million of Class A Units in Funding IX with the proceeds from equity offerings, joint ventures and borrowings under the Fleet Facility. The Operating Partnership's other long-term liquidity requirements as of March 31, 2002 consist primarily of debt maturities after December 31, 2002, which totaled approximately $2.1 billion as of March 31, 2002. The Operating Partnership expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives as well as cash proceeds received from joint ventures and select property sales. The Operating Partnership also intends to repay the intracompany loan of approximately $285.0 million from Funding IX to SH IX at or prior to maturity on March 15, 2003.

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

         In addition to the Operating Partnership's liquidity requirements stated above, as of March 31, 2002, the Operating Partnership guaranteed or provided letters of credit related to approximately $30.0 million of unconsolidated debt and had obligations to potentially provide an additional $60.0 million in guarantees, primarily related to construction loans. See "Note
7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" included "Item 1. Financial Statements" for more information about the Operating Partnership's unconsolidated investments and the underlying debt related to these investments.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements existing as of March 31, 2002 are shown below (dollars in thousands).



                                                                              INTEREST                                  BALANCE
                                                                               RATE AT              EXPECTED         OUTSTANDING AT
                                       MAXIMUM            MARCH 31,           MATURITY               PAYOFF             MARCH 31,
DESCRIPTION(1)                        BORROWINGS            2002                DATE                  DATE                2002
--------------                        -----------        -----------         -----------          ------------       ---------------

SECURED FIXED RATE DEBT:
 AEGON Partnership Note               $   268,781             7.53%           July 2009                July 2009        $   268,781
 LaSalle Note I                           239,000             7.83            August 2027             August 2007           239,000
 JP Morgan Mortgage Note                  198,448             8.31            October 2016           September 2006         198,448
 LaSalle Note II                          161,000             7.79             March 2028              March 2006           161,000
 CIGNA Note                                63,500             7.47           December 2002           December 2002           63,500
 Metropolitan Life Note V                  38,558             8.49           December 2005           December 2005           38,558
 Northwestern Life Note                    26,000             7.66            January 2004            January 2004           26,000
 Woodmen of the World Note                  8,500             8.20             April 2009              April 2009             8,500
 Nomura Funding VI Note                     8,148            10.07             July 2020               July 2010              8,148
 Mitchell Mortgage Note                     6,244             7.00            August 2002             August 2002             6,244
 Rigney Promissory Note                       641             8.50           November 2012           November 2012              641
 Construction, Acquisition and
    other obligations for various
    CRDI projects                          25,871      6.5 to 10.0          Nov 02 to Dec 04        Apr 02 to Dec 04         20,618
                                      -----------    -------------                                                      -----------
      Subtotal/Weighted Average       $ 1,044,691             7.84%                                                     $ 1,039,438
                                      -----------    -------------                                                      -----------

UNSECURED FIXED RATE DEBT:
 Notes due 2007                       $   250,000             7.50%          September 2007          September 2007     $   250,000
 Notes due 2002                           150,000             7.00           September 2002          September 2002         150,000
 Other obligations                            541      8.0 to 12.0          Nov 02 to Jan 04        Nov 02 to Jan 04            541
                                      -----------    -------------                                                      -----------
      Subtotal/Weighted Average       $   400,541             7.32%                                                     $   400,541
                                      -----------    -------------                                                      -----------
SECURED VARIABLE RATE DEBT:
 Fleet Fund I and II Term Loan        $   275,000             5.17%             May 2005                May 2005        $   275,000
 Deutsche Bank - CMBS Loan                220,000             5.84              May 2004              May 2004(2)           220,000
 National Bank of Arizona                  21,110             5.11            November 2003          November 2003           21,110
 Construction, Acquisition and
    other obligations for various
    CRDI projects                         126,265     4.40 to 5.75         June 02 to Sept 03     Jun 02 to Jan 08(4)        74,794
                                      -----------    -------------                                                      -----------
      Subtotal/Weighted Average       $   642,375             5.27%                                                     $   590,904
                                      -----------    -------------                                                      -----------
UNSECURED VARIABLE RATE DEBT:
 Fleet Facility                       $   400,000             3.76%             May 2004              May 2005(3)       $   334,500
 JP Morgan Loan Sales Facility             50,000             3.25             April 2002              April 2002            10,000
 Fleet Bridge Loan                         50,000             5.62             August 2002            August 2002             5,000
                                      -----------    -------------                                                      -----------
      Subtotal/Weighted Average       $   500,000             3.77%                                                     $   349,500
                                      -----------    -------------                                                      -----------

      TOTAL/WEIGHTED AVERAGE          $ 2,587,607             6.55%(5)                                                  $ 2,380,383
                                      ===========    =============                                                      ===========


-----------------------------------
(1) For more information regarding the terms of the Operating Partnership's debt financing arrangements, including the amounts payable at maturity for non-amortizing loans, properties securing the Operating Partnership's secured debt and the method of calculation of the interest rate for the Operating Partnership's variable-rate debt, see "Note 8. Notes Payable and Borrowings under Fleet Facility" included in "Item 1. Financial Statements."

(2)  This facility has two one-year extension options.

(3)  This facility has a one-year extension option.

(4)  This expected payoff date includes extension options.

(5) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.39%.

     Below are the aggregate principal payments required as of March 31, 2002 under indebtedness of the Operating Partnership by year. Scheduled principal installments and amounts due at maturity are included.


                            SECURED            UNSECURED           TOTAL(1)
                       ------------------    --------------    -----------------
(in thousands)

2002                     $       106,573    $      165,416       $      271,989
2003                             128,849                --              128,849
2004                             236,899           334,625              571,524
2005                             329,339                --              329,339
2006                             347,207                --              347,207
Thereafter                       481,475           250,000              731,475
                         ---------------    --------------       --------------
                         $     1,630,342    $      750,041       $    2,380,383
                         ===============    ==============       ==============

----------------------------
(1) These amounts do not represent the effect of a one-year extension option of the Fleet Facility and two one-year extension options on the Deutsche Bank
     - CMBS Loan.

         The Operating Partnership has $272.0 million of secured and unsecured debt due during 2002, consisting primarily of the Cigna Note, the Mitchell Mortgage Note, unsecured short-term borrowings and the 2002 Notes, which are expected to be funded through replacement debt financing.

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

         Some of the Operating Partnership's debt restricts its activities, including its ability to pledge assets, create liens, incur additional debt, enter into transactions with affiliates and make some types of payments, issuances of equity and distributions on equity.

         Any uncured or unwaived events of default on the Operating Partnership's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Fleet Facility and the Fleet I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of March 31, 2002, the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the three months ended March 31, 2002, there were no circumstances that would require pre-payment penalties or increased collateral related to the Operating Partnership's existing debt.

DEBT OFFERING

          On April 15, 2002, the Operating Partnership and Crescent Finance Company completed a private offering of $375.0 million in senior, unsecured notes due 2009. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Interest will be payable in cash on April 15 and October 15 of each year, beginning October 15, 2002. The Operating Partnership and Crescent Finance Company have agreed to register a similar series of notes with the SEC and to effect an exchange offer of the registered notes for the privately placed notes and, in certain cases, to register the notes for resale by their holders. In the event that the exchange offer or resale registration is not completed on or before October 15, 2002, the interest rate on the notes will increase until the exchange offer or resale registration is completed.

         The net proceeds from the offering of notes were approximately $366.0 million. Approximately $309.5 million of the proceeds were used to pay down amounts outstanding under the Fleet Facility, and the remaining proceeds were used to pay down $5.0 million of short-term indebtedness and redeem approximately $52.0 million of Class A Units from GMACCM. Borrowings under the revolving line of credit are expected to be used to repay or repurchase from time to time $150.0 million of 7.0% unsecured notes due in September 2002, approximately $52.4 million of which have been repurchased to date. In addition, borrowings under the line of credit are expected to be used to repay a $63.5 million, 7.47% mortgage loan due in December 2002.

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

CASH FLOW HEDGES

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of March 31, 2002, the Operating Partnership had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, as amended by SFAS No. 138.

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements as of March 31, 2002 and interest expense for the three months ended March 31, 2002:


   (in millions)                                                                              ADDITIONAL
                                                                                           INTEREST EXPENSE
          ISSUE         NOTIONAL         MATURITY         REFERENCE       FAIR           FOR THE THREE MONTHS
           DATE          AMOUNT            DATE             RATE       MARKET VALUE      ENDED MARCH 31, 2002
   -----------------   -----------  --------------   --------------   ----------------  ------------------------

          7/21/99         $ 200.0          9/2/03            6.183%            $ (8.2)              $ 2.1
          5/15/01           200.0          2/3/03             7.11               (7.8)                2.6
          4/14/00           100.0         4/18/04             6.76               (5.7)                1.2


         The Operating Partnership has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Operating Partnership uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and SFAS 138. The Operating Partnership uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Operating Partnership will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $16.3 million to $18.5 million will be reclassified from accumulated other comprehensive income to earnings as interest expense related to the effective portions of the cash flow hedge agreements.

         Additionally, CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt. As of March 31, 2002, CRDI had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS Nos. 133 and 138.

         The following table shows information regarding CRDI's cash flow hedge agreements as of March 31, 2002 and additional capitalized interest for the three months ended March 31, 2002. Capitalized interest is related to debt for projects that are currently under development.


   (in thousands)                                                                               ADDITIONAL
                                                                                           CAPITALIZED INTEREST
       ISSUE            NOTIONAL          MATURITY       REFERENCE           FAIR          FOR THE THREE MONTHS
       DATE              AMOUNT             DATE           RATE          MARKET VALUE      ENDED MARCH 31, 2002
   --------------   -----------------  ---------------  ------------    ---------------   ------------------------

        1/2/2001            $ 10,818       11/16/2002         8.455%            $ (388)               $ 64
        9/4/2001               6,650         9/4/2003          7.12                (72)                 24
        9/4/2001               4,800         9/4/2003          7.12                (52)                 18


         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes that the hedges are highly effective.

FUNDS FROM OPERATIONS

         FFO, as used in this document, means:

          o    Net Income (Loss) - determined in conformity with GAAP;

               o excluding gains (or losses) from sales of depreciable operating property;

               o    excluding extraordinary items (as defined by GAAP);

               o    plus depreciation and amortization of real estate assets;
                    and

               o after adjustments for unconsolidated partnerships and joint ventures.

         The National Association of Real Estate Investment Trusts ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance for an operating partnership of an equity REIT, and for its investment segments. However, FFO:

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

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to unitholders of the Operating Partnership and shareholders of the Company for the three months ended March 31, 2002 and 2001 were $51.4 million and $74.8 million, respectively.

         An increase or decrease in FFO does not necessarily result in an increase or decrease in aggregate distributions because the Operating Partnership is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 90% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to unitholders of the Operating Partnership and shareholders of the Company although not necessarily on a proportionate basis.

         Accordingly, the Operating Partnership believes that to facilitate a clear understanding of the consolidated historical operating results of the Operating Partnership, FFO should be considered in conjunction with the Operating Partnership's net income and cash flows reported in the consolidated financial statements and notes to the financial statements. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of operating partnerships of REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND UNITS IN THOUSANDS)


                                                                            FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                       ----------------------------
                                                                          2002             2001
                                                                       ------------    ------------
                                                                       (UNAUDITED)

Net income                                                             $     22,683    $     43,262
Adjustments to reconcile net income to
   funds from operations:
Depreciation and amortization of real estate assets                          32,139          29,495
Gain on property sales, net                                                  (4,244)         (1,330)
Cumulative effect of change in accounting principle                          10,326              --
Impairment and other adjustments related to
   real estate assets                                                           600           2,150
Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies:
     Office Properties                                                        2,162           2,040
     Residential Development Properties                                         903           2,358
     Temperature-Controlled Logistics Properties                              5,711           5,606
     Other                                                                    2,646              --
6 3/4% Series A Preferred unit distributions                                 (3,375)         (3,375)
                                                                       ------------    ------------
Funds from operations                                                  $     69,551    $     80,206
                                                                       ============    ============

Investment Segments:
   Office Segment                                                      $     80,572    $     90,153
   Resort/Hotel Segment                                                      20,910          15,752
   Residential Development Segment                                           15,561          13,066
   Temperature-Controlled Logistics Segment                                   5,401           8,325
   Corporate and other adjustments:
     Interest expense                                                       (42,272)        (47,448)
     Corporate general and administrative                                    (6,392)         (5,264)
     6 3/4% Series A Preferred unit distributions                            (3,375)         (3,375)
     Other(1)(2)                                                               (854)          8,997
                                                                       ------------    ------------
Funds from operations                                                  $     69,551    $     80,206
                                                                       ============    ============


Basic weighted average units                                           $     66,303    $     67,913
                                                                       ============    ============

Diluted weighted average units (3)                                     $     66,558    $     68,721
                                                                       ============    ============

-----------------------------
(1) Includes interest and other income, preferred return paid to GMACCM, other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

(2) For purposes of this schedule, the Behavioral Healthcare Properties' financial information has been included in this line item.

(3) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:



                                                                          FOR THE THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                       ----------------------------
(UNITS IN THOUSANDS)                                                        2002            2001
                                                                       ------------    ------------

Basic weighted average units:                                                66,303          67,913
Add: Unit options                                                               255             808
                                                                       ------------    ------------
Diluted weighted average units                                               66,558          68,721
                                                                       ============    ============


RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)


                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                       ----------------------------
                                                                           2002            2001
                                                                       ------------    ------------


Funds from operations                                                  $     69,551    $     80,206
Adjustments:
   Depreciation and amortization of non-real estate assets                    1,449             755
   Amortization of deferred financing costs                                   2,320           2,425
   Other adjustments related to the behavioral healthcare assets               (600)          1,000
   Recognition of capitalized development costs                              12,946              --
   Minority interest in joint ventures profit and depreciation
    and amortization                                                          6,198           5,979
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                                  (11,422)        (10,004)
   Change in deferred rent receivable                                           523            (780)
   Change in current assets and liabilities                                 (42,711)        (48,679)
   Change in income taxes - current and deferred                             (6,022)             --
   Distributions received in excess of earnings from
    unconsolidated companies                                                    894              --
   Equity in earnings in excess of distributions received from
    unconsolidated companies                                                 (1,617)         (9,327)
   6 3/4% Series A Preferred Unit distributions                               3,375           3,375
   Non cash compensation                                                         37              32
                                                                       ------------    ------------
Net cash provided by operating activities                              $     34,921    $     24,982
                                                                       ============    ============

                                OFFICE PROPERTIES

         As of March 31, 2002, the Operating Partnership owned or had an interest in 76 Office Properties located in 26 metropolitan submarkets in six states with an aggregate of approximately 28.4 million net rentable square feet. The Operating Partnership's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of March 31, 2002, the Operating Partnership's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 78% of its office portfolio based on total net rentable square feet (41% for Dallas/Fort Worth and 37% for Houston).

          In pursuit of management's objective to dispose of non-strategic and non-core assets, one of the Operating Partnership's fully consolidated Office Properties, Cedar Springs Plaza in Dallas, Texas, was disposed of during the three months ended March 31, 2002.

OFFICE PROPERTIES TABLES

         The following table shows, as of March 31, 2002, certain information about the Operating Partnership's Office Properties. In the table below "CBD" means central business district.



                                                                                                                       WEIGHTED
                                                                                                                        AVERAGE
                                                                                                NET                  FULL-SERVICE
                                                                                              RENTABLE                RENTAL RATE
                                         NO. OF                                 YEAR            AREA       PERCENT     PER LEASED
         STATE, CITY, PROPERTY         PROPERTIES            SUBMARKET        COMPLETED       (SQ. FT.)    LEASED      SQ. FT. (1)
     -------------------------------  -------------  -----------------------  ----------    -------------  -------    --------------

TEXAS
   DALLAS
    Bank One Center (2)                          1   CBD                           1987        1,530,957       82%    $     23.58
    The Crescent Office Towers                   1   Uptown/Turtle Creek           1985        1,204,670       99           33.45
    Fountain Place                               1   CBD                           1986        1,200,266       97           20.91
    Trammell Crow Center (3)                     1   CBD                           1984        1,128,331       87           24.99
    Stemmons Place                               1   Stemmons Freeway              1983          634,381       88           17.57
    Spectrum Center (4)                          1   Far North Dallas              1983          598,250       85           24.31
    Waterside Commons                            1   Las Colinas                   1986          458,906      100           20.61
    125 E. John Carpenter Freeway                1   Las Colinas                   1982          446,031       82           29.86
    Reverchon Plaza                              1   Uptown/Turtle Creek           1985          374,165       53           21.77
    The Aberdeen                                 1   Far North Dallas              1986          320,629      100           19.14
    MacArthur Center I & II                      1   Las Colinas              1982/1986          298,161       92           24.35
    Stanford Corporate Centre                    1   Far North Dallas              1985          275,372       72           23.91
    12404 Park Central                           1   LBJ Freeway                   1987          239,103      100           22.46
    Palisades Central II                         1   Richardson/Plano              1985          237,731      100           21.48
    3333 Lee Parkway                             1   Uptown/Turtle Creek           1983          233,543       49           23.09
    Liberty Plaza I & II                         1   Far North Dallas         1981/1986          218,813       99           16.72
    The Addison                                  1   Far North Dallas              1981          215,016       99           20.30
    Palisades Central I                          1   Richardson/Plano              1980          180,503       97           21.58
    Greenway II                                  1   Richardson/Plano              1985          154,329      100           22.60
    Greenway I & IA                              2   Richardson/Plano              1983          146,704      100           22.78
    Addison Tower                                1   Far North Dallas              1987          145,886       90           21.30
    5050 Quorum                                  1   Far North Dallas              1981          133,799       87           20.57
    Las Colinas Plaza                            1   Las Colinas                   1987          134,953       95           21.11
    Crescent Atrium Retail                       1   Uptown/Turtle Creek           1985           94,852       97           29.55
                                      ------------                                          ------------   -------    -----------
     Subtotal/Weighted Average                  25                                            10,605,351       89%    $     23.83
                                      ------------                                          ------------   -------    -----------

   FORT WORTH
    Carter Burgess Plaza                         1   CBD                           1982          954,895       88%(9) $     17.08
                                      ------------                                          ------------   -------    -----------

   HOUSTON
    Greenway Plaza Office Portfolio             10   Richmond-Buffalo         1969-1982        4,348,052       92%    $     20.84
                                                     Speedway
    Houston Center                               3   CBD                      1974-1983        2,764,417       96           22.33
    Post Oak Central                             3   West Loop/Galleria       1974-1981        1,279,759       86           19.92
    The Woodlands Office Properties (5)          8   The Woodlands            1980-1996          561,989       89(9)        18.27
    Four Westlake Park (6)                       1   Katy Freeway                  1992          561,065      100           22.15
    Three Westlake Park                          1   Katy Freeway                  1983          414,792       95           23.11
    1800 West Loop South                         1   West Loop/Galleria            1982          399,777       65           20.01
    The Park Shops                               1   CBD                           1983          190,729       78           23.16
                                      ------------                                          ------------   ------     -----------
     Subtotal/Weighted Average                  28                                            10,520,580       92%    $     21.20
                                      ------------                                          ------------   ------     -----------


                                                                                                                      WEIGHTED
                                                                                                                       AVERAGE
                                                                                                 NET                 FULL-SERVICE
                                                                                             RENTABLE                RENTAL RATE
                                     NO. OF                                   YEAR             AREA       PERCENT     PER LEASED
       STATE, CITY, PROPERTY       PROPERTIES           SUBMARKET           COMPLETED        (SQ. FT.)     LEASED    SQ. FT. (1)
     ---------------------------   ------------  ------------------------ --------------   -------------   ------   -------------

   AUSTIN
    Frost Bank Plaza                         1   CBD                               1984         433,024       96%    $     25.77
    301 Congress Avenue (7)                  1   CBD                               1986         418,338       82           27.44
    Bank One Tower (6)                       1   CBD                               1974         389,503       95           25.31
    Austin Centre                            1   CBD                               1986         343,664       86           28.00
    The Avallon I; II; III; IV; V            3   Northwest                  1993/1997/2001      318,217       87(9)        25.11
    Barton Oaks Plaza One                    1   Southwest                         1986          98,955      100           27.50
                                   -----------                                             ------------    -----     -----------
     Subtotal/Weighted Average               8                                                2,001,701       90%    $     26.32
                                   -----------                                             ------------    -----     -----------

COLORADO
   DENVER
    MCI Tower                                1   CBD                               1982         550,805       58%    $     21.72
    Ptarmigan Place                          1   Cherry Creek                      1984         418,630       98           20.18
    Regency Plaza One                        1   Denver Technology Center          1985         309,862       91           25.12
    55 Madison                               1   Cherry Creek                      1982         137,176       98           21.36
    The Citadel                              1   Cherry Creek                      1987         130,652       96(9)        24.22
    44 Cook                                  1   Cherry Creek                      1984         124,174       90           20.99
                                   -----------                                             ------------    -----     -----------
     Subtotal/Weighted Average               6                                                1,671,299       83%    $     22.10
                                   -----------                                             ------------    -----     -----------

   COLORADO SPRINGS
    Briargate Office and
     and Research Center                     1   Colorado Springs                  1988         258,766       64%(9) $     20.88
                                   -----------                                             ------------    -----     -----------

FLORIDA
   MIAMI
    Miami Center                             1   CBD                               1983         782,211       95%    $     27.84
    Datran Center                            2   South Dade/Kendall           1986/1988         476,412       93           24.12
                                   -----------                                             ------------    -----     -----------
     Subtotal/Weighted Average               3                                                1,258,623       94%    $     26.46
                                   -----------                                             ------------    -----     -----------

ARIZONA
   PHOENIX
    Two Renaissance Square                   1   Downtown/CBD                      1990         476,373       99%    $     25.96
    6225 North 24th Street                   1   Camelback Corridor                1981          86,451       34           24.16
                                   -----------                                             ------------    -----     -----------
     Subtotal/Weighted Average               2                                                  562,824       89%    $     25.85
                                   -----------                                             ------------    -----     -----------

NEW MEXICO   ALBUQUERQUE
    Albuquerque Plaza                        1   CBD                               1990         366,236       85%    $     18.91
                                   -----------                                             ------------    -----     -----------

CALIFORNIA
   SAN DIEGO
    Chancellor Park (8)                      1   University Town Center            1988         195,733       81%    $     28.57
                                   -----------                                             ------------    -----     -----------


     TOTAL/WEIGHTED AVERAGE                 76                                               28,396,008       89%(9) $     22.81(10)
                                   ===========                                             ============    =====     ===========




--------------

(1) Calculated based on base rent payable as of March 31, 2002, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers.

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

(9) Leases have been executed at certain Office Properties but had not commenced as of March 31, 2002. If such leases had commenced as of March 31, 2002, the percent leased for all Office Properties would have been 91%. The total percent leased for these Properties would have been as follows:
     Carter Burgess Plaza - 96%; The Woodlands Office Properties - 92%; The Citadel - 100%; Avallon - 100%; and Briargate Office and Research Center - 73%.

(10) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of March 31, 2002, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from customers is $22.94.

         The following table provides information, as of March 31, 2002, for the Operating Partnership's Office Properties by state, city and submarket.





                                                                                                                    WEIGHTED
                                                                          PERCENT                    OPERATING      AVERAGE
                                                            PERCENT OF   LEASED AT       OFFICE      PARTNERSHIP     QUOTED
                                                TOTAL         TOTAL      OPERATING      SUBMARKET     SHARE OF       MARKET
                                              OPERATING     OPERATING    PARTNERSHIP     PERCENT       OFFICE      RENTAL RATE
                                 NUMBER OF   PARTNERSHIP    PARTNERSHIP   OFFICE         LEASED/     SUBMARKET     PER SQUARE
    STATE, CITY, SUBMARKET       PROPERTIES     NRA(1)        NRA(1)     PROPERTIES     OCCUPIED(2)  NRA(1)(2)     FOOT(2)(3)
-------------------------------- ----------- -------------  -----------  ----------     ----------   -----------   -----------

CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                    3     3,859,554           13%         88%            85%           21%        19.61
   Uptown/Turtle Creek                    4     1,907,230            7          84             86            32         23.43
   Far North Dallas                       7     1,907,765            7          89             79            14         23.99
   Las Colinas                            4     1,338,051            5          92             82            10         22.83
   Richardson/Plano                       5       719,267            2          99             90            13         21.33
   Stemmons Freeway                       1       634,381            2          88             88            26         25.36
   LBJ Freeway                            1       239,103            1         100             75             3         21.37
                                 ----------  ------------   ----------   ---------      ---------    ----------    ----------
     Subtotal/Weighted Average           25    10,605,351           37%         89%            82%           15%        21.99
                                 ----------  ------------   ----------   ---------      ---------    ----------    ----------

 FORT WORTH
   CBD                                    1       954,895            3%         88%(6)         96%           26%        22.59
                                 ----------  ------------   ----------   ---------      ---------    ----------    ----------

 HOUSTON
   CBD                                    4     2,955,146           10%         95%(6)         93%           13%        23.11
   Richmond-Buffalo Speedway              7     3,674,888           13          94             92            72         21.43
   West Loop/Galleria                     4     1,679,536            6          81             85            11         21.19
   Katy Freeway                           2       975,857            3          98             93            14         20.34
   The Woodlands                          6       427,364            2          87             87            30         20.63
                                 ----------  ------------   ----------   ---------      ---------    ----------    ----------
     Subtotal/Weighted Average           23     9,712,791           34%         92%            90%           19%        21.75
                                 ----------  ------------   ----------   ---------      ---------    ----------    ----------

AUSTIN
   CBD                                    4     1,584,529            6%         90%            85%           30%        28.21
   Northwest                              3       318,217            1          87(6)          81             5         23.08
   Southwest                              1        98,955           --         100             97             3         22.17
                                 ----------  ------------   ----------   ---------      ---------    ----------    ----------
     Subtotal/Weighted Average            8     2,001,701            7%         90%            86%           13%        27.10
                                 ----------  ------------   ----------   ---------      ---------    ----------    ----------

COLORADO
 DENVER
   Cherry Creek                           4       810,632            3%         96%           N/A(7)        N/A(7)        N/A(7)
   CBD                                    1       550,805            2          58            N/A(7)        N/A(7)        N/A(7)
   Denver Technology Center               1       309,862            1          91            N/A(7)        N/A(7)        N/A(7)
                                 ----------  ------------   ----------   ---------      ---------    ----------    ----------
     Subtotal/Weighted Average            6     1,671,299            6%         83%           N/A(7)        N/A(7)        N/A(7)
                                 ----------  ------------   ----------   ---------      ---------    ----------    ----------

 COLORADO SPRINGS
   Colorado Springs (6)                   1       258,766            1%         64%            86%            5%        20.60
                                 ----------  ------------   ----------   ---------      ---------    ----------    ----------

FLORIDA
 MIAMI
   CBD                                    1       782,211            3%         95%            95%           25%        31.46
   South Dade/Kendall                     2       476,412            2          93             81            79         24.97
                                 ----------  ------------   ----------   ---------      ---------    ----------    ----------
     Subtotal/Weighted Average            3     1,258,623            5%         94%            93%           34%        29.00
                                 ----------  ------------   ----------   ---------      ---------    ----------    ----------

ARIZONA
 PHOENIX
   Downtown/CBD                           1       476,373            2%         99%            87%           18%        25.73
   Camelback Corridor                     1        86,451           --          34             81             2         25.88
                                 ----------  ------------   ----------   ---------      ---------    ----------    ----------



                                              WEIGHTED
                                              AVERAGE
                                             OPERATING
                                OPERATING   PARTNERSHIP
                                PARTNERSHIP    FULL-
                                  QUOTED      SERVICE
                                   RENTAL      RENTAL
                                  RATE PER    RATE PER
                                  SQUARE      SQUARE
    STATE, CITY, SUBMARKET        FOOT(4)     FOOT(5)
--------------------------------------------------------

CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                25.32       23.06
   Uptown/Turtle Creek                32.58       31.08
   Far North Dallas                   23.67       21.31
   Las Colinas                        24.08       24.20
   Richardson/Plano                   22.60       22.02
   Stemmons Freeway                   18.80       17.57
   LBJ Freeway                        22.50       22.46
                                -----------  ----------
     Subtotal/Weighted Average        25.54       23.83
                                -----------  ----------

 FORT WORTH
   CBD                                21.80       17.08
                                -----------  ----------

 HOUSTON
   CBD                                27.01       22.37
   Richmond-Buffalo Speedway          21.92       21.49
   West Loop/Galleria                 21.29       19.93
   Katy Freeway                       24.86       22.55
   The Woodlands (6)                  18.76       18.63
                                -----------  ----------
     Subtotal/Weighted Average        23.52       21.53
                                -----------  ----------

AUSTIN
   CBD                                30.51       26.47
   Northwest                          28.13       25.11
   Southwest                          26.59       27.50
                                -----------  ----------
     Subtotal/Weighted Average        29.94       26.32
                                -----------  ----------

COLORADO
 DENVER
   Cherry Creek                       23.48       21.14
   CBD                                25.00       21.72
   Denver Technology Center           26.00       25.12
                                -----------  ----------
     Subtotal/Weighted Average        24.45       22.10
                                -----------  ----------

 COLORADO SPRINGS
   Colorado Springs (6)               20.85       20.88
                                -----------  ----------

FLORIDA
 MIAMI
   CBD                                30.70       27.84
   South Dade/Kendall                 23.96       24.12
                                -----------  ----------
     Subtotal/Weighted Average        28.15       26.46
                                -----------  ----------

ARIZONA
 PHOENIX
   Downtown/CBD                       24.50       25.96
   Camelback Corridor                 21.50       24.16
                                -----------  ----------






                                                                                                                      WEIGHTED
                                                                          PERCENT                      OPERATING      AVERAGE
                                                            PERCENT OF   LEASED AT       OFFICE        PARTNERSHIP     QUOTED
                                                TOTAL         TOTAL      OPERATING      SUBMARKET      SHARE OF        MARKET
                                              OPERATING     OPERATING    PARTNERSHIP     PERCENT        OFFICE       RENTAL RATE
                                 NUMBER OF   PARTNERSHIP    PARTNERSHIP   OFFICE         LEASED/       SUBMARKET     PER SQUARE
    STATE, CITY, SUBMARKET       PROPERTIES     NRA(1)        NRA(1)     PROPERTIES     OCCUPIED(2)    NRA(1)(2)     FOOT(2)(3)
-------------------------------- ----------- -------------  -----------  ----------     ----------     ---------    -----------
NEW MEXICO
 ALBUQUERQUE
   CBD                                    1       366,236            1%        85%           89%           64%        18.15
                                 ----------  ------------   ----------  ---------     ---------     ---------    ----------

CALIFORNIA
 SAN DIEGO
   University Town Center                 1       195,733            1%        81%           83%            6%        37.80
                                 ----------  ------------   ----------  ---------     ---------     ---------    ----------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                           71    27,588,219           96%        90%           86%(9)        16%(9)     22.81(9)
                                 ==========  ============   ==========  =========     =========     =========    ==========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway              3       673,164            2%        81%           85%           24%        17.84
                                 ----------  ------------   ----------  ---------     ---------     ---------    ----------
   The Woodlands                          2       134,625            1%        98%           67%            9%        17.23
                                 ----------  ------------   ----------  ---------     ---------     ---------    ----------
     Subtotal/Weighted Average            5       807,789            3%        84%           79%           19%        17.74
                                 ----------  ------------   ----------  ---------     ---------     ---------    ----------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                            5       807,789            3%        84%           79%           19%        17.74
                                 ==========  ============   ==========  =========     =========     =========    ==========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE            76    28,396,008          100%        89%           86%(8)        16%(8)     22.66(8)
                                 ==========  ============   ==========  =========     =========     =========    ==========


                                                WEIGHTED
                                                AVERAGE
                                               OPERATING
                                 OPERATING    PARTNERSHIP
                                PARTNERSHIP      FULL-
                                   QUOTED       SERVICE
                                   RENTAL        RENTAL
                                  RATE PER     RATE PER
                                  SQUARE       SQUARE
    STATE, CITY, SUBMARKET        FOOT(4)      FOOT(5)
--------------------------------  ---------  -------------

NEW MEXICO
 ALBUQUERQUE
   CBD                                 18.00       18.91
                                  ----------   ---------

CALIFORNIA
 SAN DIEGO
   University Town Center              35.50       28.57
                                  ----------    --------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                         24.96       22.97
                                  ==========    ========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway           17.59       16.66
                                  ----------    --------
   The Woodlands                       16.43       17.25
                                  ----------    --------
     Subtotal/Weighted Average         17.40       16.78
                                  ----------    --------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                         17.40       16.78
                                  ==========    ========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE          24.75       22.81(9)
                                  ==========    ========



----------------------------
(1)  NRA means net rentable area in square feet.

(2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CoStar Group (for the Austin CBD, Northwest and Southwest submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD and Camelback Corridor), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and John Burnham & Company (for the San Diego University Town Centre submarket). This table includes market information as of December 31, 2001, except for the Dallas, Houston, and Austin markets, for which market information is as of March 31, 2002.

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

(5) Calculated based on base rent payable for Operating Partnership Office Properties in the submarket, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from customers, divided by total net rentable square feet of Operating Partnership Office Properties in the submarket.

(6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of March 31, 2002. If such leases had commenced as of March 31, 2002, the percent leased for all Office Properties in the Operating Partnership's submarkets would have been 91%. The total percent leased for these Class A Operating Partnership submarkets would have been as follows: Fort Worth CBD - 96%; The Woodlands CBD - 90%; Austin Northwest
     - 100%; and Colorado Springs - 73%.

(7)  This information is not publicly available for the Denver submarkets.

(8) Includes weighted average amounts for the Denver submarket. These amounts were calculated by management based on information from third-party sources.

(9) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from customers is $22.94.

         The following table shows, as of March 31, 2002, the principal businesses conducted by the customers at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the customers.



                                       Percent of
      Industry Sector                Leased Sq. Ft.
----------------------------         ---------------

Professional Services (1)                        28%
Energy(2)                                        20
Financial Services (3)                           19
Telecommunications                                8
Technology                                        7
Manufacturing                                     3
Food Service                                      3
Government                                        3
Retail                                            2
Medical                                           2
Other (4)                                         5
                                     --------------
TOTAL LEASED                                    100%
                                     ==============



------------------

(1) Includes legal, accounting, engineering, architectural and advertising services.

(2)  Includes oil and gas and utility companies.

(3)  Includes banking, title and insurance and investment services.

(4)  Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of March 31, 2002, for the Operating Partnership's total Office Properties and for Dallas, Houston and Austin, Texas, and Denver, Colorado, individually, for each of the 10 years beginning with 2002, assuming that none of the customers exercises or has exercised renewal options.


TOTAL OFFICE PROPERTIES



                                                                                            PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                        TOTAL OF        ANNUAL FULL-
                                          AREA           LEASED NET           ANNUAL        ANNUAL FULL-     SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA      FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING      REPRESENTED         RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE      EXPIRING        LEASES         BY EXPIRING          EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION         LEASES      (SQUARE FEET)        LEASES           LEASES (1)        LEASES         EXPIRING (1)
    ------------------  ------------  ---------------   ---------------  ------------------ --------------  ---------------

    2002                        394       2,577,324             10.3 %        $ 59,410,853         9.9 %           $ 23.05
    2003                        348       3,615,775             14.5            79,964,983        13.3               22.12
    2004                        301       4,433,957             17.8           104,077,202        17.4               23.47
    2005                        254       3,459,198             13.9            81,906,370        13.7               23.68
    2006                        181       2,528,040             10.1            62,530,873        10.4               24.73
    2007                        107       2,449,426              9.8            58,150,704         9.7               23.74
    2008                         40         975,589              3.9            24,018,606         4.0               24.62
    2009                         29         837,061              3.4            21,896,250         3.7               26.16
    2010                         30       1,475,764              5.9            41,033,851         6.8               27.81
    2011                         29         893,423              3.6            23,612,424         3.9               26.43
    2012 and thereafter          22       1,704,000              6.8            42,507,437         7.2               24.95
                        -----------   -------------     ------------          ------------  ----------             -------
                              1,735      24,949,557(2)         100.0%         $599,109,553       100.0%            $ 24.01
                        ===========   =============     ============          ============  ==========             =======


------------------------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(2) Reconciliation to the Operating Partnership's total Office Property net rentable area is as follows:


                                                SQUARE         PERCENTAGE
                                                 FEET           OF TOTAL
                                             -------------     -----------

Square footage leased to tenants               24,949,557            87.8%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments                 443,407             1.6
Square footage vacant                           3,003,044            10.6
                                             ------------      ----------
Total net rentable square footage              28,396,008           100.0%
                                             ============      ==========



DALLAS OFFICE PROPERTIES


                                                                                            PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                        TOTAL OF        ANNUAL FULL-
                                          AREA           LEASED NET           ANNUAL        ANNUAL FULL-     SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA      FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING      REPRESENTED         RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE      EXPIRING        LEASES         BY EXPIRING          EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION         LEASES      (SQUARE FEET)        LEASES           LEASES (1)        LEASES         EXPIRING (1)
    ------------------  ------------  ---------------   ---------------  ------------------ --------------  ---------------
    2002                        112         963,551             10.3%         $ 25,269,539        10.9%            $ 26.23
    2003                         95       1,353,714             14.5            30,789,005        13.3               22.74
    2004                         93       1,235,417             13.2            32,644,202        14.1               26.42
    2005                         98       1,852,072             19.8            42,231,484        18.2               22.80
    2006                         44         698,120              7.5            18,018,493         7.8               25.81
    2007                         36       1,135,780             12.2            27,973,448        12.1               24.63
    2008                         13         502,886              5.3            13,193,519         5.7               26.24
    2009                          7         391,413              4.2            10,146,844         4.4               25.92
    2010                         13         702,805              7.5            20,913,764         9.0               29.76
    2011                          7         251,030              2.7             6,997,487         3.0               27.88
    2012 and thereafter           3         259,950              2.8             3,705,025         1.5               14.25
                        -----------   -------------     ------------          ------------  ----------             -------
                                521       9,346,738            100.0%         $231,882,810       100.0%            $ 24.81
                        ===========   =============     ============          ============  ==========             =======


HOUSTON OFFICE PROPERTIES

                                                                                             PERCENTAGE
                                      NET RENTABLE       PERCENTAGE OF                        TOTAL OF        ANNUAL FULL-
                                          AREA            LEASED NET           ANNUAL        ANNUAL FULL-     SERVICE RENT
                         NUMBER OF     REPRESENTED       RENTABLE AREA      FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING        REPRESENTED        RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE      EXPIRING        LEASES           BY EXPIRING         EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION         LEASES      (SQUARE FEET)         LEASES            LEASES(1)        LEASES         EXPIRING (1)
    ------------------  ------------  ---------------   ---------------  -----------------  --------------  --------------
    2002                        162       1,071,097               11.3%  $      21,828,513           10.2%  $        20.38
    2003                        133       1,237,976               13.1          25,966,481           12.1            20.97
    2004                        124       2,143,238               22.6          44,922,165           21.0            20.96
    2005                         80         615,161                6.5          13,996,565            6.5            22.75
    2006                         62       1,108,522               11.7          25,230,994           11.8            22.76
    2007                         39         967,783               10.2          21,373,600           10.0            22.09
    2008                         12         328,070                3.5           6,841,747            3.2            20.85
    2009                          8          87,434                0.9           2,166,798            1.0            24.78
    2010                         10         584,971                6.2          14,487,400            6.8            24.77
    2011                         13         534,394                5.6          12,690,338            5.9            23.75
    2012 and thereafter           5         792,124                8.4          24,690,780           11.5            31.17
                        -----------   -------------     --------------   -----------------  --------------  --------------
                                648       9,470,770              100.0%  $     214,195,381           100.0% $        22.62
                        ===========   =============     ==============   =================  ==============  ==============


----------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.



AUSTIN OFFICE PROPERTIES


                                                                                                  PERCENTAGE
                                      NET RENTABLE       PERCENTAGE OF                             TOTAL OF          ANNUAL FULL-
                                          AREA            LEASED NET             ANNUAL          ANNUAL FULL-        SERVICE RENT
                       NUMBER OF       REPRESENTED       RENTABLE AREA        FULL-SERVICE       SERVICE RENT         PER SQUARE
                      TENANTS WITH     BY EXPIRING        REPRESENTED          RENT UNDER         REPRESENTED        FOOT OF NET
    YEAR OF LEASE       EXPIRING         LEASES           BY EXPIRING           EXPIRING          BY EXPIRING       RENTABLE AREA
     EXPIRATION          LEASES       (SQUARE FEET)         LEASES             LEASES (1)           LEASES           EXPIRING (1)
  ------------------  ------------   ---------------    ---------------    -------------------  ----------------    --------------
  2002                          27           106,664                6.2%   $         2,885,611              6.3%    $        27.05
  2003                          31           245,621               14.3              6,302,573             13.6              25.66
  2004                          16           346,464               20.1              8,601,907             18.6              24.83
  2005                          24           531,494               30.9             14,145,259             30.6              26.61
  2006                          16           318,543               18.5              9,316,294             20.2              29.25
  2007                           9            58,713                3.4              1,678,589              3.6              28.59
  2008                           3            49,094                2.9              1,527,704              3.3              31.12
  2009                           2            27,193                1.6                756,076              1.6              27.80
  2010                          --                --                 --                     --               --                 --
  2011                           2             3,773                0.2                148,601              0.3              39.39
  2012 and thereafter            1            33,315                1.9                828,777              1.9              24.88
                      ------------   ---------------    ---------------    -------------------  ----------------    --------------
                               131         1,720,874              100.0%   $        46,191,391            100.0%    $        26.84
                      ============   ===============    ===============    ===================  ================    ==============



----------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

DENVER OFFICE PROPERTIES

                                                                                              PERCENTAGE
                                        NET RENTABLE     PERCENTAGE OF                         TOTAL OF         ANNUAL FULL-
                                            AREA           LEASED NET          ANNUAL         ANNUAL FULL-     SERVICE RENT
                         NUMBER OF       REPRESENTED     RENTABLE AREA       FULL-SERVICE    SERVICE RENT       PER SQUARE
                       TENANTS WITH      BY EXPIRING      REPRESENTED         RENT UNDER      REPRESENTED       FOOT OF NET
YEAR OF LEASE            EXPIRING          LEASES         BY EXPIRING          EXPIRING       BY EXPIRING      RENTABLE AREA
EXPIRATION                LEASES        (SQUARE FEET)        LEASES           LEASES (1)         LEASES          EXPIRING(1)
--------------------  ---------------  ---------------   ---------------   ---------------   ---------------   ---------------
 2002                              28          160,663              11.8%  $     3,368,323              10.7%  $         20.97
 2003                              37          478,282              35.2        10,307,777              32.9             21.55
 2004                              17          198,332              14.6         4,446,357              14.2             22.42
 2005                              16          186,737              13.8         4,561,515              14.5             24.43
 2006                              10           71,586               5.3         1,822,788               5.8             25.46
 2007                               6           69,123               5.1         1,730,063               5.5             25.03
 2008                               2           25,017               1.8           714,038               2.3             28.54
 2009                               6          145,971              10.7         3,882,300              12.4             26.60
 2010                               2            7,611               0.6           187,809               0.6             24.68
 2011                               1            2,478               0.2            52,038               0.2             21.00
 2012 and thereafter                1           12,071               0.9           307,811               0.9             25.50
                      ---------------  ---------------   ---------------   ---------------   ---------------   ---------------
                                  126        1,357,871             100.0%  $    31,380,819             100.0%  $         23.11
                      ===============  ===============   ===============   ===============   ===============   ===============


----------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

                            RESORT/HOTEL PROPERTIES


         The following table shows certain information for the three months ended March 31, 2002, and 2001, with respect to the Operating Partnership's Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which measure their performance based on available guest nights.

                                                                                             FOR THE QUARTER ENDED MARCH 31,
                                                                                     ----------------------------------------------
                                                                                                                         REVENUE
                                                                                       AVERAGE          AVERAGE            PER
                                                                  YEAR                OCCUPANCY          DAILY          AVAILABLE
                                                               COMPLETED/                RATE             RATE          ROOM/GUEST
                                                                                     -------------   ---------------  -------------
RESORT/HOTEL PROPERTY(1)                       LOCATION        RENOVATED    ROOMS    2002    2001     2002    2001    2002     2001
------------------------                       --------        ---------    -----    ----    ----     ----    ----    ----     ----

  UPSCALE BUSINESS CLASS HOTELS:
    Denver Marriott City Center             Denver, CO         1982/1994       613     66%     76%   $  112  $  126   $  74   $   96
    Hyatt Regency Albuquerque               Albuquerque, NM       1990         395     62      72       110      98      68       71
    Omni Austin Hotel                       Austin, TX            1986         375     68      74       124     141      84      104
    Renaissance Houston Hotel               Houston, TX        1975/2000       388     66      66       118     117      78       78
                                                                            ------   ----    ----    ------  ------   -----   ------
         TOTAL/WEIGHTED AVERAGE                                              1,771     65%     73%   $  116  $  121   $  76   $   88
                                                                            ======   ====    ====    ======  ======   =====   ======

  LUXURY RESORTS AND SPAS:
    Park Hyatt Beaver Creek Resort and Spa  Avon, CO              1989         275     81%     85%   $  445  $  431   $ 359   $  365
    Sonoma Mission Inn & Spa                Sonoma, CA       1927/1987/1997    228     46      57       233     240     108      138
    Ventana Inn & Spa                       Big Sur, CA      1975/1982/1988     62     66      67       322     364     211      244
                                                                            ------   ----    ----    ------  ------   -----   ------
          TOTAL/WEIGHTED AVERAGE                                               565     65%     72%   $  371   $ 363   $ 242   $  260
                                                                            ======   ====    ====    ======  ======   =====   ======

                                                                            GUEST
   DESTINATION FITNESS RESORTS AND SPAS:                                    NIGHTS
   -------------------------------------                                    ------
     Canyon Ranch-Tucson                   Tucson, AZ             1980         259 (2)
     Canyon Ranch-Lenox                    Lenox, MA              1989         212 (2)
                                                                            ------   ----    ----    ------  ------   -----   ------
          TOTAL/WEIGHTED AVERAGE                                               471     86%     89%    $ 649  $  651   $ 542   $  559
                                                                            ======   ====    ====    ======  ======   =====   ======

                                                                                     ----    ----    ------  ------   -----   ------
   LUXURY AND DESTINATION FITNESS RESORTS COMBINED                                     75%     79%   $  515   $ 507   $ 378   $  396
                                                                                     ====    ====    ======  ======   =====   ======


          GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES                     69%     75%    $ 278   $ 274   $ 190   $  205
                                                                                     ====    ====    ======  ======   =====   ======


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

(2) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

         The following table shows certain information as of March 31, 2002, relating to the Residential Development Properties.



                                                                                                       TOTAL       TOTAL
                          RESIDENTIAL                                      RESIDENTIAL     TOTAL      LOTS/UNITS LOTS/UNITS
     RESIDENTIAL          DEVELOPMENT                                      DEVELOPMENT     LOTS/      DEVELOPED   CLOSED
     DEVELOPMENT          PROPERTIES         TYPE OF                       CORPORATION'S   UNITS       SINCE       SINCE
    CORPORATION              (RDP)            RDP(3)          LOCATION     OWNERSHIP %    PLANNED     INCEPTION  INCEPTION
    ------------          -----------        -------          --------     -------------  -------     ---------- ----------
Desert Mountain       Desert Mountain           SF        Scottsdale,  AZ        93.0%       2,665       2,352       2,214
    Development                                                                          ---------    --------   ---------
    Corporation(1)

The Woodlands         The Woodlands             SF        The Woodlands,  TX     42.5%(9)   37,554      26,146      24,699
    Land Company,                                                                        ---------    --------   ---------
    Inc.(1)

Crescent              Bear Paw Lodge            CO        Avon, CO               60.0%          53(7)       53          52
    Resort            Eagle Ranch               SF        Eagle, CO              60.0%       1,100(7)      405         351
    Development,      Main Street
    Inc.(1)            Junction                 CO        Breckenridge, CO       30.0%          36(7)       36          28
                      Main Street
                       Station                  CO        Breckenridge, CO       30.0%          82(7)       82          68
                      Main Street Station
                       Vacation Club            TS        Breckenridge, CO       30.0%          42          42          16
                      Riverbend                 SF        Charlotte, NC          60.0%         650         161         161
                      Three Peaks
                       (Eagle's Nest)           SF        Silverthorne, CO       30.0%         391         253         176
                      Park Place at
                       Riverfront               CO        Denver, CO             64.0%          70(7)       70          60
                      Park Tower at
                       Riverfront               CO        Denver, CO             64.0%          61(7)       61          35
                      Promenade Lofts
                       at Riverfront            CO        Denver, CO             64.0%          66          66          51
                      Cresta                  TH/SFH      Edwards, CO            60.0%          25(7)       19          16
                      Snow Cloud                CO        Avon, CO               64.0%          54(7)       26          23
                      One Vendue Range          CO        Charleston, SC         62.0%          49(7)       --          --
                      Old Greenwood           SF/TS       Truckee, CA            86.5%         249          --          --
                      Tahoe Mountain Resorts   (8)        Tahoe, CA                             --(8)       --(8)       --(8)
                                                                                         ---------    --------   ---------
          TOTAL CRESCENT RESORT DEVELOPMENT , INC.                                           2,928       1,274       1,037
                                                                                         ---------    --------   ---------

Mira Vista            Mira Vista                SF        Fort Worth, TX        100.0%         740         740         697
    Development       The Highlands             SF        Breckenridge, CO       12.3%         750         480         442
    Corp.(2)                                                                             ---------    --------   ---------
          TOTAL MIRA VISTA DEVELOPMENT CORP.                                                 1,490       1,220       1,139
                                                                                         ---------    --------   ---------

Houston Area          Falcon Point              SF        Houston, TX           100.0%         510         364         312
    Development       Falcon Landing            SF        Houston, TX           100.0%         623         566         509
    Corp.(2)          Spring Lakes              SF        Houston, TX           100.0%         520         338         283
                                                                                         ---------    --------   ---------

          TOTAL HOUSTON AREA DEVELOPMENT CORP.                                               1,653       1,268       1,104
                                                                                         ---------    --------   ---------

              TOTAL                                                                         46,290      32,260      30,193
                                                                                         =========    ========   =========



                                                  AVERAGE
                          RESIDENTIAL              CLOSED                  RANGE OF
     RESIDENTIAL          DEVELOPMENT            SALE PRICE                PROPOSED
     DEVELOPMENT          PROPERTIES              PER LOT/                SALE PRICES
    CORPORATION              (RDP)               UNIT ($)(4)          PER LOT/UNIT ($)(5)
    ------------          -----------            -----------       ------------------------
Desert Mountain       Desert Mountain                518,000       400,000 -  3,250,000 (6)
    Development
    Corporation(1)

The Woodlands         The Woodlands                   57,000        16,000 -  1,035,000
    Land Company,
    Inc.(1)

Crescent              Bear Paw Lodge               1,450,000       665,000 -  2,025,000
    Resort            Eagle Ranch                    105,000        80,000 -    150,000
    Development,      Main Street
    Inc.(1)            Junction                      467,000       300,000 -    580,000
                      Main Street
                       Station                       498,000       215,000 -  1,065,000
                      Main Street Station
                       Vacation Club               1,099,000       380,000 -  4,600,000
                      Riverbend                       30,000        25,000 -     38,000
                      Three Peaks
                       (Eagle's Nest)                253,000       135,000 -    425,000
                      Park Place at
                       Riverfront                    417,000       195,000 -  1,445,000
                      Park Tower at
                       Riverfront                    561,000       180,000 -  2,100,000
                      Promenade Lofts
                       at Riverfront                 410,000       180,000 -  2,100,000
                      Cresta                       1,885,000     1,900,000 -  2,600,000
                      Snow Cloud                   1,721,000       840,000 -  4,545,000
                      One Vendue Range               N/A           450,000 -  3,100,000
                      Old Greenwood                  N/A             N/A         N/A
                      Tahoe Mountain Resorts         N/A             N/A         N/A

          TOTAL CRESCENT RESORT DEVELOPMENT , INC.


Mira Vista            Mira Vista                      99,000        50,000 -    265,000
    Development       The Highlands                  193,000        55,000 -    625,000
    Corp.(2)
          TOTAL MIRA VISTA DEVELOPMENT CORP.


Houston Area          Falcon Point                    42,000        28,000 -     52,000
    Development       Falcon Landing                  21,000        22,000 -     26,000
    Corp.(2)          Spring Lakes                    31,000        35,000 -     50,000


          TOTAL HOUSTON AREA DEVELOPMENT CORP.


              TOTAL






----------
(1) On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's interest in DMDC, TWLC and CRDI resulting in ownership interests of 100%, 100% and approximately 96%, respectively.

(2) The Operating Partnership has an approximately 94% ownership interest in each of MVDC and HADC through ownership of non-voting common stock.

(3) SF (Single-Family Lots); CO (Condominium:; TH (Townhome); SFH (Single Family Homes) and TS (Timeshare Equivalent Units).

(4) Based on lots/units closed during the Operating Partnership's ownership period.

(5)  Based on existing inventory of developed lots and lots to be developed.

(6)  Includes golf membership, which as of March 31, 2002, is $225,000.

(7) As of March 31, 2002, one unit was under contract at Bear Paw Lodge representing $1.6 million in sales; 11 lots were under contract at Eagle Ranch representing $1.6 million in sales; one unit was under contract at Main Street Junction representing $0.4 million in sales; seven units were under contract at Main Street Station representing $3.0 million in sales; one unit was under contract at Park Place at Riverfront representing $.7 million in sales; six units were under contract at Park Tower at Riverfront representing $7.2 million in sales; one unit was under contract at Cresta representing $1.8 million in sales; 22 units were under contract at Snow Cloud representing $39.0 million in sales and 41 units were under contract at One Vendue Range representing $47.9 million in sales.

(8) This project is in the early stages of development, and this information is not available as of March 31, 2002.

(9) Distributions are made to partners based on specified payout percentages. During the three months ended March 31, 2002, the payout percentage to the Operating Partnership was 52.5%.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of March 31, 2002:





                                   TOTAL CUBIC        TOTAL                                       TOTAL CUBIC       TOTAL
                   NUMBER OF         FOOTAGE       SQUARE FEET                    NUMBER OF         FOOTAGE      SQUARE FEET
    STATE         PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)    STATE        PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
    -----         -------------   -------------   -------------    -----        -------------    -------------  -------------

Alabama                      4           10.7            0.3    Missouri(2)                2            46.8            2.8
Arizona                      1            2.9            0.1    Nebraska                   2             4.4            0.2
Arkansas                     6           33.1            1.0    New York                   1            11.8            0.4
California                   9           28.6            1.1    North Carolina             3            10.0            0.4
Colorado                     1            2.8            0.1    Ohio                       1             5.5            0.2
Florida                      5            7.5            0.3    Oklahoma                   2             2.1            0.1
Georgia                      8           49.5            1.7    Oregon                     6            40.4            1.7
Idaho                        2           18.7            0.8    Pennsylvania               2            27.4            0.9
Illinois                     2           11.6            0.4    South Carolina             1             1.6            0.1
Indiana                      1            9.1            0.3    South Dakota               1             2.9            0.1
Iowa                         2           12.5            0.5    Tennessee                  3            10.6            0.4
Kansas                       2            5.0            0.2    Texas                      2             6.6            0.2
Kentucky                     1            2.7            0.1    Utah                       1             8.6            0.4
Maine                        1            1.8            0.2    Virginia                   2             8.7            0.3
Massachusetts                5           10.5            0.5    Washington                 6            28.7            1.1
Mississippi                  1            4.7            0.2    Wisconsin                  3            17.4            0.6
                                                                                ------------     -----------    -----------

                                                                TOTAL                     89(3)        445.2(3)        17.7(3)
                                                                                ============     ===========    ===========




----------
(1) As of March 31, 2002, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Operating Partnership has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of March 31, 2002, AmeriCold Logistics operated 100 temperature-controlled logistics properties with an aggregate of approximately 524.6 million cubic feet (20.2 million square feet).

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

INTEREST RATE RISK

         The Operating Partnership's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Operating Partnership had total outstanding debt of approximately $2.4 billion at March 31, 2002, of which approximately $418.1 million, or approximately 17%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 4.09% as of March 31, 2002. A 10% (40.9 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $1.7 million based on the unhedged variable-rate debt outstanding as of March 31, 2002, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (40.9 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $1.7 million based on the unhedged variable rate debt outstanding as of March 31, 2002, as a result of the decreased interest expense associated with the change in rate.

CASH FLOW HEDGES

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. A description of these derivative financial instruments is contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flow Hedges" and is incorporated by reference into this Item 3.

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

                    None

ITEM 5.   OTHER INFORMATION

                    None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

              EXHIBIT
              NUMBER          DESCRIPTION OF EXHIBIT

               3.01 Second Amended and Restated Agreement of Limited partnership of the Registrant dated November 1, 1997, as amended (filed as Exhibit No. 10.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 of Crescent Real Estate Equities Company (the "Company") and incorporated herein by reference)

               4.01 Restated Declaration of Trust of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.1 to the Company's Current Report on Form 8-K filed April 25, 2002 (the "April 2002 8-K") and incorporated herein by reference).

               7.02 Amended and Restated Bylaws of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

               10.01* Employment Agreement by and between Crescent Real Estate Equities Limited Partnership, Crescent Real Estate Equities Company and John C. Goff, dated as of February 19, 2002

               10.02* Restricted Stock Agreement by and between Crescent Real Estate Equities Company and John C. Goff, dated as of February 19, 2002

               10.03* Unit Option Agreement Pursuant to the 1996 Plan by and between Crescent Real Estate Equities Limited Partnership and John C. Goff, dated as of February 19, 2002

               10.04* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and John C. Goff dated as of February 19. 2002

               10.05* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Dennis H. Alberts, dated as of February 19, 2002

               10.06* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Kenneth S. Moczulski, dated as of February 19, 2002

               10.07* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and David M. Dean, dated as of February 19, 2002

               10.08* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Jane E. Mody, dated as of February 19, 2002

               10.09* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Jerry R. Crenshaw, Jr., dated as of February 19, 2002

               10.10* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Jane B. Page, dated as of February 19, 2002

               10.11* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and John L. Zogg, Jr., dated as of February 19, 2002

               10.12* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Dennis H. Alberts, dated as of March 5, 2001


----------
* Filed as the corresponding exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

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

                                             CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                                              (Registrant)
                                             By:     Crescent Real Estate Equities, Ltd.,
                                                     Its General Partner

                                             By      /s/   John C. Goff
                                                    ------------------------------------
                                                           John C. Goff
         Date:  May 15, 2002                               Sole Director and Chief Executive Officer



                                             By      /s/   Jerry R. Crenshaw, Jr
                                                    ---------------------------------------------
                                                           Jerry R. Crenshaw, Jr.
                                                           Senior Vice President and Chief Financial Officer
         Date:  May 15, 2002                                (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


              EXHIBIT
              NUMBER          DESCRIPTION OF EXHIBIT
              -------         ----------------------

               3.01 Second Amended and Restated Agreement of Limited partnership of the Registrant dated November 1, 1997, as amended (filed as Exhibit No. 10.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 of Crescent Real Estate
                              Equities Company (the "Company") and incorporated herein by reference)

               4.01           Restated Declaration of Trust of Crescent Real
                              Estate Equities Company, as amended (filed as
                              Exhibit No. 3.1 to the Company's Current Report on
                              Form 8-K filed April 25, 2002 (the "April 2002
                              8-K") and incorporated herein by reference).

               7.02           Amended and Restated Bylaws of Crescent Real
                              Estate Equities Company, as amended (filed as
                              Exhibit No. 3.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

               10.01*         Employment Agreement by and between Crescent Real
                              Estate Equities Limited Partnership, Crescent Real
                              Estate Equities Company and John C. Goff, dated as of February 19, 2002

               10.02*         Restricted Stock Agreement by and between Crescent
                              Real Estate Equities Company and John C. Goff, dated as of February 19, 2002

               10.03* Unit Option Agreement Pursuant to the 1996 Plan by and between Crescent Real Estate Equities Limited
                              Partnership and John C. Goff, dated as of February
                              19, 2002

               10.04*         Unit Option Agreement by and between Crescent Real
                              Estate Equities Limited Partnership and John C.
                              Goff dated as of February 19. 2002

               10.05*         Unit Option Agreement by and between Crescent Real
                              Estate Equities Limited Partnership and Dennis H.
                              Alberts, dated as of February 19, 2002

               10.06*         Unit Option Agreement by and between Crescent Real
                              Estate Equities Limited Partnership and Kenneth S.
                              Moczulski, dated as of February 19, 2002

               10.07*         Unit Option Agreement by and between Crescent Real
                              Estate Equities Limited Partnership and David M.
                              Dean, dated as of February 19, 2002

               10.08*         Unit Option Agreement by and between Crescent Real
                              Estate Equities Limited Partnership and Jane E.
                              Mody, dated as of February 19, 2002

               10.09*         Unit Option Agreement by and between Crescent Real
                              Estate Equities Limited Partnership and Jerry R.
                              Crenshaw, Jr., dated as of February 19, 2002

               10.10*         Unit Option Agreement by and between Crescent Real
                              Estate Equities Limited Partnership and Jane B.
                              Page, dated as of February 19, 2002

               10.11*         Unit Option Agreement by and between Crescent Real
                              Estate Equities Limited Partnership and John L.
                              Zogg, Jr., dated as of February 19, 2002

               10.12*         Unit Option Agreement by and between Crescent Real
                              Estate Equities Limited Partnership and Dennis H.
                              Alberts, dated as of March 5, 2001

* Filed as the corresponding exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.