Form 10-Q
period 2002-06-30
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 2002-08-19
CIK 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2002
                          COMMISSION FILE NO. 333-42293


                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    75-2531304
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


              777 Main Street, Suite 2100, Fort Worth, Texas 76102
              ----------------------------------------------------
               (Address of principal executive offices)(Zip code)


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

                                                                                                      PAGE
PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001
           (audited).............................................................................        2

           Consolidated Statements of Operations for the three and six months ended June 30,
            2002 and 2001 (unaudited)............................................................        3

           Consolidated Statement of Partners' Capital for the six months ended
           June 30, 2002 (unaudited).............................................................        4

           Consolidated Statements of Cash Flows for the six months ended June 30, 2002
           and 2001 (unaudited)..................................................................        5

           Notes to Financial Statements.........................................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       45

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................      102

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................      102

Item 2.    Changes in Securities.................................................................      102

Item 3.    Defaults Upon Senior Securities.......................................................      102

Item 4.    Submission of Matters to a Vote of Security Holders...................................      102

Item 5.    Other Information.....................................................................      103

Item 6.    Exhibits and Reports on Form 8-K......................................................      103

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    2002            2001
                                                                                ------------    ------------
                                                                                 (UNAUDITED)     (AUDITED)
ASSETS:
Investments in real estate:
   Land                                                                         $    312,337    $    249,266
   Land held for investment or development                                           473,138          92,951
   Building and improvements                                                       3,051,494       2,938,669
   Furniture, fixtures and equipment                                                 108,580          72,247
   Properties held for disposition, net                                               47,470          64,694
   Less -  accumulated depreciation                                                 (720,350)       (637,904)
                                                                                ------------    ------------
               Net investment in real estate                                    $  3,272,669    $  2,779,923

   Cash and cash equivalents                                                    $     63,710    $     31,644
   Restricted cash and cash equivalents                                               96,576         115,531
   Accounts receivable, net                                                           40,601          28,610
   Deferred rent receivable                                                           66,482          66,362
   Investments in real estate mortgages and
       equity of unconsolidated companies                                            532,976         838,317
   Notes receivable, net                                                             392,880         416,789
   Income tax asset-current and deferred                                              37,671              --
   Other assets, net                                                                 199,729         145,650
                                                                                ------------    ------------
               Total assets                                                     $  4,703,294    $  4,422,826
                                                                                ============    ============


LIABILITIES:
   Borrowings under Credit Facility                                             $    136,500    $    283,000
   Notes payable                                                                   2,335,931       1,931,094
   Accounts payable, accrued expenses and other liabilities                          336,922         217,405
                                                                                ------------    ------------
              Total liabilities                                                 $  2,809,353    $  2,431,499
                                                                                ------------    ------------


COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                             $     95,894    $    232,137

PARTNERS' CAPITAL:
   6 3/4% Series A Convertible Cumulative Preferred Units, liquidation preference $25.00 per unit, 10,800,000, and 8,000,000 units issued and
       outstanding at June 30, 2002 and December 31, 2001, respectively         $    248,160    $    200,000

   9 1/2% Series B Cumulative Preferred Units,
       liquidation preference of $25.00 per share,
       3,400,000 shares issued and outstanding at June 30, 2002                        81,923              --
   Units of Partnership Interests, 65,684,892 and 66,148,630 issued and outstanding at June 30, 2002 and December 31, 2001,
      respectively:
     General partner -- outstanding 656,849 and 661,486                               15,316          16,179
     Limited partners' -- outstanding 65,028,043 and 65,487,144                    1,479,234       1,574,495
   Accumulated other comprehensive income                                            (26,587)        (31,484)
                                                                                ------------    ------------
              Total partners' capital                                           $  1,798,046    $  1,759,190
                                                                                ------------    ------------
              Total liabilities and partners' capital                           $  4,703,293    $  4,422,826
                                                                                ============    ============



   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                           FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,                  ENDED JUNE 30,
                                                                       ----------------------------    ----------------------------
                                                                           2002            2001            2002            2001
                                                                       ------------    ------------    ------------    ------------
                                                                               (UNAUDITED)                     (UNAUDITED)
REVENUE:
   Office property                                                     $    141,540    $    155,426    $    285,011    $    308,229
   Resort/Hotel property                                                     53,523          16,125          92,047          32,074
   Residential Development property                                          84,985              --         133,050              --
   Interest and other income                                                  7,268          25,593          14,918          42,541
                                                                       ------------    ------------    ------------    ------------
     Total revenue                                                     $    287,316    $    197,144    $    525,026    $    382,844
                                                                       ------------    ------------    ------------    ------------

EXPENSE:
   Office property real estate taxes                                   $     20,651    $     22,059    $     41,923    $     44,747
   Office property operating expenses                                        42,130          44,690          86,685          88,249
   Resort/Hotel property expense                                             42,212              --          66,102              --
   Residential Development property expense                                  76,994              --         119,209              --
   Corporate general and administrative                                       5,333           6,889          11,725          12,153
   Interest expense                                                          46,450          46,833          88,722          94,281
   Amortization of deferred financing costs                                   2,701           2,307           5,021           4,732
   Depreciation and amortization                                             35,329          30,446          69,151          60,459
   Impairment and other charges related
     to real estate assets                                                       --          13,174              --          15,324
                                                                       ------------    ------------    ------------    ------------
     Total expense                                                     $    271,800    $    166,398    $    488,538    $    319,945
                                                                       ------------    ------------    ------------    ------------

     Operating income                                                  $     15,516    $     30,746    $     36,488    $     62,899


OTHER INCOME:
   Equity in net income (loss) of unconsolidated companies
     Office properties                                                 $      1,471    $      1,228    $      2,781    $      2,321
     Residential development properties                                       6,179           9,732          18,662          20,440
     Temperature-controlled logistics properties                               (417)          1,632            (727)          4,351
     Other                                                                     (465)           (636)         (4,526)          1,210
                                                                       ------------    ------------    ------------    ------------
   Total equity in net income (loss) of unconsolidated companies       $      6,768    $     11,956    $     16,190    $     28,322

   Gain (loss) on property sales, net                                            --            (702)             --            (372)
                                                                       ------------    ------------    ------------    ------------
     Total other income and expense                                    $      6,768    $     11,254    $     16,190    $     27,950
                                                                       ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS,
   DISCONTINUED OPERATIONS, EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE           $     22,284    $     42,000    $     52,678    $     90,849
     Minority interests                                                      (3,546)         (5,215)         (8,910)        (10,898)
     Income tax benefit                                                        (418)             --           3,865              --
                                                                       ------------    ------------    ------------    ------------

INCOME BEFORE DISCONTINUED OPERATIONS, EXTRAORDINARY
   ITEM AND CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                                $     18,320    $     36,785    $     47,633    $     79,951

     Discontinued operations - income and gain on assets sold
       and held for sale                                                        565              60           4,261             156
     Extraordinary item - extinguishment of debt                                 --         (12,174)             --         (12,174)
     Cumulative effect of change in accounting principle                         --              --         (11,775)             --
                                                                       ------------    ------------    ------------    ------------

NET INCOME                                                             $     18,885    $     24,671    $     40,119    $     67,933

6 3/4% Series A Preferred Share distributions                                (4,215)         (3,375)         (7,590)         (6,750)
9 1/2% Series B Preferred Share distributions                                (1,009)             --          (1,009)             --
                                                                       ------------    ------------    ------------    ------------


NET INCOME AVAILABLE TO PARTNERS                                       $     13,661    $     21,296    $     31,520    $     61,183
                                                                       ============    ============    ============    ============


BASIC EARNINGS PER UNIT DATA:
   Net income before discontinued operations, extraordinary item and
     cumulative effect of a change in accounting principle             $       0.20    $       0.49    $       0.59    $       1.08
   Discontinued operations-income and gain on assets held for sale             0.01              --            0.06              --
   Extraordinary item - extinguishment of debt                                   --           (0.18)             --           (0.18)
   Cumulative effect of a change in accounting principle                         --              --           (0.18)             --
                                                                       ------------    ------------    ------------    ------------
   Net income available to partners - basic                            $       0.21    $       0.31    $       0.47    $       0.90
                                                                       ============    ============    ============    ============

DILUTED EARNINGS PER UNIT DATA:
   Net income before discontinued operations, extraordinary item and
     cumulative effect of a change in accounting principle             $       0.20    $       0.48    $       0.59    $       1.06
   Discontinued operations-income and gain on assets held for sale             0.01              --            0.06              --
   Extraordinary item - extinguishment of debt                                   --           (0.18)             --           (0.18)
   Cumulative effect of a change in accounting principle                         --              --           (0.18)             --
                                                                       ------------    ------------    ------------    ------------

   Net income available to partners - basic                            $       0.21    $       0.30    $       0.47    $       0.88
                                                                       ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                                                ACCUMULATED
                                                  PREFERRED      GENERAL         LIMITED          OTHER            TOTAL
                                                  PARTNERS'     PARTNER'S        PARTNERS'     COMPREHENSIVE     PARTNERS'
                                                  CAPITAL        CAPITAL         CAPITAL          INCOME          CAPITAL
                                                ------------   ------------    ------------    -------------    ------------
PARTNERS' CAPITAL, December 31, 2001            $    200,000   $     16,179    $  1,574,495    $    (31,484)   $  1,759,190

Issuance of Preferred Units A                         48,160             --              --              --          48,160
Issuance of Preferred Units B                         81,923             --              --              --          81,923
Contributions                                             --              5             491              --             496
Distributions                                             --         (1,183)       (126,957)             --        (128,140)
Net Income                                                --            315          31,205              --          31,520
Sale of/Unrealized Loss Marketable Securities             --             --              --          (1,149)         (1,149)
Unrealized Net Gain on Cash Flow Hedges                   --             --              --           6,046           6,046
                                                ------------   ------------    ------------    ------------    ------------

PARTNERS' CAPITAL, June 30, 2002                $    330,083   $     15,316    $  1,479,234    $    (26,587)   $  1,798,046
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                     ------------------------
                                                                        2002          2001
                                                                     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   40,119    $   67,933
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                        74,172        65,907
    Amortization of capitalized residential development costs            94,088            --
    Expenditures for capitalized residential development costs          (57,520)           --
    Extraordinary item - extinguishment of debt                              --        12,174
    Impairment and other charges related to real estate assets               --        15,324
    (Gain) loss on property sales, net                                   (4,975)          372
    Minority interests                                                    8,910        10,898
    Cumulative effect of change in accounting principle                  11,775            --
    Non-cash compensation                                                    84            78
    Distributions received in excess of earnings
      from unconsolidated companies:
       Office properties                                                     --           391
       Temperature-controlled logistics                                      --         2,067
       Other                                                                 --         1,796
    Equity in (earnings) loss in excess of distributions received from unconsolidated companies:
       Office properties                                                   (373)           --
       Residential development properties                                (5,866)       (8,710)
       Temperature-controlled logistics                                     727            --
       Other                                                              5,522            --
Change in assets and liabilities:
    Restricted cash and cash equivalents                                 13,992        11,980
    Accounts receivable                                                  11,347       (12,649)
    Deferred rent receivable                                             (1,124)       (1,651)
    Income tax asset-current and deferred                               (15,887)           --
    Other assets                                                          9,006        17,367
    Accounts payable, accrued expenses and
       other liabilities                                                (75,542)      (49,807)
                                                                     ----------    ----------
       Net cash provided by operating activities                        114,427       133,470
                                                                     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash impact of COPI transaction                                  38,226            --
    Proceeds from property sales                                         20,381        17,633
    Proceeds from joint venture transactions                                 --        16,285
    Acquisition of rental properties                                     (8,410)           --
    Development of investment properties                                 (1,178)      (21,669)
    Capital expenditures - office properties                             (7,757)       (7,397)
    Capital expenditures - hotel properties                             (10,230)      (11,014)
    Tenant improvement and leasing costs - office properties            (18,028)      (22,285)
    Decrease in restricted cash and cash equivalents                      8,931         3,109
    Return of investment in unconsolidated companies:
       Office properties                                                    256         4,612
       Residential development properties                                 8,082        11,151
       Other                                                                 --        11,975
    Investment in unconsolidated companies:
       Office properties                                                     --          (260)
       Residential development properties                               (24,478)      (50,824)
       Temperature-controlled logistics properties                         (128)       (5,589)
       Other                                                               (446)         (785)
    Increase in notes receivable                                         (5,906)      (13,693)
                                                                     ----------    ----------
       Net cash used in investing activities                               (685)      (68,751)
                                                                     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt financing costs                                                (10,057)      (14,754)
    Borrowings under UBS Facility                                            --       105,000
    Payments under UBS Facility                                              --      (658,452)
    Borrowings under Fleet Facility                                     110,000       400,000
    Payments under Fleet Facility                                      (256,500)      (30,000)
    Notes Payable proceeds                                              375,000       381,240
    Notes Payable payments                                              (99,320)      (99,668)
    Purchase of GMAC preferred interest                                (187,000)           --
    Capital distributions - joint venture preferred equity partner       (6,437)      (11,167)
    Capital distributions - joint venture partner                        (1,202)       (1,456)
    Capital contributions to the Operating Partnership                      496         4,974
    Issuance of preferred shares-Series A                                48,160            --
    Issuance of preferred shares-Series B                                81,923            --
    6 3/4% Series A Preferred Units distributions                        (7,590)       (6,750)
    9 1/2% Series B Preferred Units distributions                        (1,009)           --
    Distributions from the Operating Partnership                       (128,140)     (149,747)
                                                                     ----------    ----------
       Net cash used in investing activities                            (81,676)      (80,780)
                                                                     ----------    ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         32,066       (16,061)
CASH AND CASH EQUIVALENTS,
    Beginning of period                                                  31,644        38,643
                                                                     ----------    ----------
CASH AND CASH EQUIVALENTS,
    End of period                                                    $   63,710    $   22,582
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

         All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of June 30, 2002, the Company's approximately 89% limited partner interest has been treated as equivalent, for purposes of this report, to 58,436,809 units, and the remaining approximately 10% limited partner interest has been treated as equivalent, for purposes of this report, to 6,591,234 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 656,849 units.

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

         The following table shows by consolidated entity, the real estate assets (the "Properties") that the Operating Partnership owned or had an interest in as of June 30, 2002.

     Operating Partnership         Wholly-owned assets - The Avallon IV, Datran Center (two office properties), Houston
                                   Center (three office properties) and The Park Shops at Houston Center. These Properties
                                   are included in the Operating Partnership's Office Segment.

                                   Joint Venture assets, consolidated - 301 Congress Avenue (50% interest) and The
                                   Woodlands Office Properties (85.6% interest) (six office properties). These Properties are included in the Operating Partnership's Office Segment.

                                   Joint Venture assets, unconsolidated - Bank One Center (50% interest), Bank One Tower
                                   (20% interest) and Four Westlake Park (20% interest). These Properties are included in the Operating Partnership's Office Segment. Currently under construction is the
                                   5 Houston Center office property (25% interest), which will be included in the Operating
                                   Partnership's Office Segment when construction is complete.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                   Equity Investments - Mira Vista (94% interest), The Highlands (11.6% interest),
                                   Falcon Point (94% interest), Falcon Landing (94% interest) and Spring Lakes (94%
                                   interest). These Properties are included in the Operating Partnership's Residential
                                   Development Segment.

     Crescent TRS Holding          Equity Investments - Desert Mountain (93% interest) and The Woodlands (42.5% interest).
     Corp.                         These Properties are included in the Operating Partnership's Residential Development
                                   Segment.

     COPI Colorado, L.P.           Equity Investments - Bear Paw Lodge (60% interest), Eagle Ranch (60% interest), Main
                                   Street Junction (30% interest), Main Street Station (30% interest), Main Street Station
                                   Vacation Club (30% interest), Riverbend (60% interest), Three Peaks (Eagle's Nest) (30%
                                   interest), Park Place at Riverfront (64% interest), Park Tower at Riverfront (64%
                                   interest), Promenade Lofts at Riverfront (64% interest), Cresta (60% interest), Snow
                                   Cloud (64% interest), One Vendue Range (62% interest), Old Greenwood (71.2% interest)
                                   and Northstar Mountain Properties (57% interest). These Properties are included in the
                                   Operating Partnership's Residential Development Segment.

     Crescent Real Estate          Wholly-owned assets - The Aberdeen, The Avallon I, II & III, Carter Burgess Plaza, The
     Funding I, L.P.               Citadel, The Crescent Atrium, The Crescent Office Towers, Regency Plaza One, Waterside
     ("Funding I")                 Commons and 125 E. John Carpenter Freeway. These Properties are included in the
                                   Operating Partnership's Office Segment.

     Crescent Real Estate          Wholly owned assets - Albuquerque Plaza, Barton Oaks Plaza, Briargate Office and
     Funding II, L.P.              Research Center, Las Colinas Plaza, Liberty Plaza I & II, MacArthur Center I & II,
     ("Funding II")                Ptarmigan Place, Stanford Corporate Center, Two Renaissance Square and 12404 Park
                                   Central. These Properties are included in the Operating Partnership's Office Segment.
                                   Also, the Hyatt Regency Albuquerque and the Park Hyatt Beaver Creek Resort & Spa, both of which are included in the Operating Partnership's Resort/Hotel Segment

     Crescent Real Estate          Wholly-owned assets - Greenway Plaza Office Properties (ten office properties),
     Funding III, IV and V,        included in the Operating Partnership's Office Segment, and Renaissance Houston Hotel,
     L.P. ("Funding III, IV        included in the Operating Partnership's Resort/Hotel Segment.
     and V")(1)

     Crescent Real Estate          Wholly-owned assets - Canyon Ranch - Lenox, included in the Operating Partnership's
     Funding VI, L.P.              Resort/Hotel Segment.
     ("Funding VI")


     Crescent Real Estate          Wholly-owned assets - nine behavioral healthcare properties, all of which are
     Funding VII, L.P.             classified as Properties Held for Disposition.
     ("Funding VII")

     Crescent Real Estate          Wholly-owned assets - The Addison, Addison Tower, Austin Centre, The Avallon V, Frost
     Funding VIII, L.P.            Bank Plaza, Greenway I & IA (two office properties), Greenway II, Palisades Central I,
     ("Funding VIII")              Palisades Central II, Stemmons Place, Three Westlake Park, Trammell Crow Center, 3333
                                   Lee Parkway, 1800 West Loop South and 5050 Quorum. These Properties are included in the
                                   Operating Partnership's Office Segment. Also, Canyon Ranch - Tucson, Omni Austin Hotel,
                                   Sonoma Mission Inn & Spa and Ventana Inn & Spa, which are included in the Operating
                                   Partnership's Resort/Hotel Segment.

     Crescent Real Estate          Wholly-owned assets - Chancellor Park, MCI Tower, Miami Center, Reverchon Plaza, 44
     Funding IX, L.P.              Cook Street, 55 Madison and 6225 N. 24th Street (3).  These Properties are included in
     ("Funding IX")(2)             the Operating Partnership's Office Segment.  Also, the Denver Marriott City Center,
                                   which is included in the Operating Partnership's Resort/Hotel Segment.

     Crescent Real Estate          Wholly-owned assets - Fountain Place and Post Oak Central (three Office Properties),
     Funding X, L.P.               all of which are included in the Operating Partnership's Office Segment.
     ("Funding X")

     Crescent Spectrum             Wholly-owned assets - Spectrum Center, included in the Operating Partnership's Office
     Center, L.P.(4)               Segment.

----------

(1) Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

(2) Funding IX holds its interests in Chancellor Park and Miami Center through its 100% membership interests in the owners of the Properties, Crescent Chancellor Park, LLC and Crescent Miami Center, LLC.

(3)      This Office Property was sold subsequent to June 30, 2002.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(4) Crescent Spectrum Center, L.P. holds its interest in Spectrum Center through its ownership of the underlying land and notes and a mortgage on the Property.

         See "Note 7. "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for a table that lists the Operating Partnership's ownership in significant unconsolidated subsidiaries, including joint ventures and equity investments as of June 30, 2002.

         See "Note 8. Notes Payable and Borrowings under Fleet Facility" for a list of certain other subsidiaries of the Operating Partnership, all of which are consolidated in the Operating Partnership's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

         On February 14, 2002, the Operating Partnership executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and substantially all of COPI's voting common stock in three of the Operating Partnership's Residential Development Corporations. See "Note 16. COPI" for additional information related to the Operating Partnership's agreement with COPI.

SEGMENTS

         The assets and operations of the Operating Partnership were divided among four investment segments at June 30, 2002;

     o   the Office Segment;

     o   the Resort/Hotel Segment;

     o   the Residential Development Segment; and

     o   the Temperature-Controlled Logistics Segment.

         The assets owned in whole or in part by the Operating Partnership as of June 30, 2002 are classified within these investment segments as follows:

     o OFFICE SEGMENT consisted of 64 wholly-owned office properties (including three retail properties) and 10 office properties, seven of which are consolidated and three of which are unconsolidated, in which the Operating Partnership has a joint venture interest (collectively referred to as the "Office Properties") located in 26 metropolitan submarkets in six states, with an aggregate of approximately 28.3 million net rentable square feet. Additionally, the Operating Partnership is developing an office property in Houston, Texas through an unconsolidated entity that will be included in the Office Segment upon completion.

     o RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties").

     o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and voting and non-voting common stock representing interests of 94% to 100% in five residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned in whole or in part 22 upscale residential development properties (collectively referred to as the "Residential Development Properties").

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a real estate investment trust, which, as of June 30, 2002, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         See "Note 6. Segment Reporting" for a table showing total revenues, operating expenses, equity in net income (loss) of unconsolidated companies and funds from operations for each of these investment segments for the three and six months ended June 30, 2002 and 2001, and identifiable assets for each of these investment segments at June 30, 2002 and December 31, 2001.

         For purposes of segment reporting as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" and this Quarterly Report on Form 10-Q, the Resort/Hotel Properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered three separate reportable segments, as described above. However, for purposes of investor communications, the Operating Partnership classifies its luxury and destination fitness resorts and spas and Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to the similar characteristics of targeted customers. This group does not contain the four business-class hotel properties. Instead, for investor communications, the four business-class hotel properties are classified with the Temperature-Controlled Logistics Properties as the Operating Partnership's "Investment Sector."

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2. ADOPTION OF NEW ACCOUNTING STANDARDS:

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1,
2002). SFAS No. 142 specifies that goodwill and certain other types of intangible assets may no longer be amortized, but instead are subject to periodic impairment testing. If an impairment charge is required, the charge is reported as a change in accounting principle and is included in operating results as a Cumulative Effect of a Change in Accounting Principle. SFAS No. 142 provides for a transitional period of up to twelve months. Any need for impairment must be assessed within the first six months and the amount of impairment must be determined within the next six months. Any additional impairment taken in subsequent interim periods during 2002 related to the initial adoption of this statement will require the first quarter financial statements to be restated. During the three months ended March 31, 2002 the Operating Partnership recognized a goodwill impairment charge of approximately $10,300 due to the initial application of this statement. This charge was due to an impairment (net of taxes) of the goodwill at the Temperature-Controlled Logistics Corporation. This charge was reported as a change in accounting principle and was included in the Operating Partnership's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the three months ended March 31, 2002. Subsequent to March 31, 2002 the Operating Partnership determined that an additional impairment charge of $1,500, net of minority interest and taxes, was required for the goodwill at one of the Residential Development Corporations, bringing the total impairment charge to be recognized for the six months ended June 30, 2002 to $11,800. In accordance with SFAS No. 142, the financial statements for the quarter ended March 31, 2002 have been restated to include the additional impairment charge of $1,500. Accordingly, the entire $11,800 impairment charge against the goodwill of the Temperature-Controlled Logistics Corporation and one of the Residential Development Corporations has been included in the Operating Partnership's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the six months ended June 30, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this statement did not materially affect the Operating Partnership's interim or annual financial statements; however, for the three and six months ended June 30, 2002, financial statement presentation was modified to report the results of operations, including any gains or losses recognized in accordance with this statement, and the financial position of the Operating Partnership's real estate assets sold or classified as held for sale, as discontinued operations. As a result, the Operating Partnership has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

3. DISCONTINUED OPERATIONS:

         On January 1, 2002, the Operating Partnership adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the results of operations, including any gains or losses recognized in accordance with this statement, are disclosed separately on the Operating Partnership's consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 as "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale." Similarly, the financial position of the Operating Partnership's assets held for sale are disclosed separately as "Properties Held for Disposition, Net" on the Operating Partnership's consolidated balance sheets at June 30, 2002, and December 31, 2001. Accordingly, the 2001 financial statements have been restated to reflect the adoption of SFAS No. 144.

OFFICE SEGMENT

         On January 18, 2002, the Operating Partnership completed the sale of the Cedar Springs Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $12,000 and a net gain of approximately $4,500. The proceeds from the sale of the Cedar Springs Plaza Office Property were used to pay down the Operating Partnership's line of credit. This Property was wholly-owned by the Operating Partnership and was included in the Operating Partnership's Office Segment.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         On May 29, 2002, the Woodlands Office Equities - '95 Limited ("WOE"), owned by the Operating Partnership and the Woodlands Commercial Properties Company, L.P. (the "Woodlands CPC"), sold two Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $3,600, of which the Operating Partnership's portion was approximately $3,200, and generated a net gain of approximately $1,900, of which the Operating Partnership's portion was approximately $1,700. The proceeds received by the Operating Partnership were used primarily to pay down the existing line of credit. These two Properties were consolidated, joint venture properties and were included in the Operating Partnership's Office Segment.

         As of June 30, 2002, the 6225 North 24th Street Office Property located in Phoenix, Arizona was classified as held for sale. The carrying value of the 86,000 square foot Class A Office Property in the Camelback Corridor submarket was approximately $7,500 at June 30, 2002. The Property was wholly-owned by the Operating Partnership and was included in the Operating Partnership's Office Segment. See "Note 17. Subsequent Events" for information regarding the subsequent sale of this Property.

         Also classified as held for sale as of June 30, 2002 was the Washington Harbour Phase II Land located in the Georgetown submarket of Washington, D.C. The 1.4 acre tract of land had previously been classified as Land Held for Investment or Development. During the six months ended June 30, 2002, the Operating Partnership recognized an impairment charge of approximately $1,000 on this land. After recognition of this impairment, the carrying value of the land at June 30, 2002, was approximately $15,000. The land is wholly-owned by the Operating Partnership and is included in the Operating Partnership's Office Segment.

         The following table indicates the rental revenue, operating expenses, depreciation and amortization and net income (loss) for the six months ended June 30, 2002 and 2001 and net carrying value at June 30, 2002 and 2001 of the Office Properties sold during the six months ended June 30, 2002 and held for sale as of June 30, 2002.

OFFICE SEGMENT

                                                                          DEPRECIATION                       NET
                               RENTABLE        RENTAL       OPERATING         AND         NET INCOME       CARRYING
                     TYPE    SQUARE FEET      REVENUE        EXPENSES     AMORTIZATION      (LOSS)          VALUE
                    ------   ------------   ------------   ------------   ------------   ------------    ------------
JUNE 30, 2002
                    Office        296,588   $        865   $        529   $        488   $       (152)   $      7,457
                    Land               --             --             86             --            (86)         14,975
                             ------------   ------------   ------------   ------------   ------------    ------------
                    Total         296,588   $        865   $        615   $        488   $       (238)   $     22,432
                             ============   ============   ============   ============   ============    ============

JUNE 30, 2001
                    Office        296,588   $      2,122   $      1,188   $        717   $        217    $     21,134
                    Land               --             --             61             --            (61)         15,974
                             ------------   ------------   ------------   ------------   ------------    ------------
                    Total         296,588   $      2,122   $      1,249   $        717   $        156    $     37,108
                             ============   ============   ============   ============   ============    ============

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


OTHER

         As of June 30, 2002, the Operating Partnership owned nine behavioral healthcare properties, all of which were classified in the Operating Partnership's financial statements as "Properties Held for Disposition, Net." During the six months ended June 30, 2002, the Operating Partnership recognized an impairment charge of approximately $600 on one of the behavioral healthcare properties held for sale. This charge was recognized in the Operating Partnership's consolidated statements of operations as "Discontinued Operations
- Income and Gain on Assets Sold and Held for Sale." The charge represents the difference between the carrying value of the property and the estimated sales price less costs of sale. After recognition of this impairment, the carrying value of the behavioral healthcare properties at June 30, 2002 was approximately $25,000. Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale. The Operating Partnership has entered into contracts or letters of intent to sell three behavioral healthcare properties and is actively marketing for sale the remaining six behavioral healthcare properties. The sales of these behavioral healthcare properties are expected to close within the next year.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4. EARNINGS PER UNIT OF PARTNERSHIP INTEREST:

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.


                                                                               FOR THE THREE MONTHS ENDED JUNE 30,
                                                              ------------------------------------------------------------------
                                                                             2002                            2001
                                                              --------------------------------  --------------------------------
                                                                          Wtd. Avg.  Per Unit               Wtd. Avg.  Per Unit
                                                               Income       Units     Amount     Income       Units     Amount
                                                              ---------   ---------  ---------  ---------   ---------  ---------
BASIC EPS -
Income before discontinued operations, extraordinary item
   and cumulative effect of a change in accounting principle  $  18,320      66,277             $  36,785      68,040
6 3/4% Series A Preferred Unit distributions                     (4,215)         --                (3,375)         --
9 1/2% Series B Preferred Unit distributions                     (1,009)         --                    --          --
                                                              ---------   ---------  ---------  ---------   ---------  ---------

Income available to partners
   before discontinued operations, extraordinary item
   and cumulative effect of a change in accounting principle  $  13,096      66,277  $    0.20  $  33,410      68,040  $    0.49

Discontinued operations                                             565          --       0.01         60          --         --
Extraordinary item -  extinguishment of debt                         --          --         --    (12,174)         --      (0.18)
                                                              ---------   ---------  ---------  ---------   ---------  ---------
Net income available to partners                              $  13,661      66,277  $    0.21  $  21,296      68,040  $    0.31
                                                              =========   =========  =========  =========   =========  =========

DILUTED EPS -
Income available to partners
   before discontinued operations, extraordinary item
   and cumulative effect of a change in accounting principle  $  13,096      66,277             $  33,410      68,040

Effect of dilutive securities:
   Unit options                                                      --         612                    --       1,056
                                                              ---------   ---------  ---------  ---------   ---------  ---------

Income available to partners
   before discontinued operations, extraordinary item
   and cumulative effect of a change in accounting principle  $  13,096      66,889  $    0.20  $  33,410      69,096  $    0.48
Discontinued operations                                             565          --       0.01         60          --         --
Extraordinary item - extinguishment of debt                          --          --         --    (12,174)         --      (0.18)
                                                              ---------   ---------  ---------  ---------   ---------  ---------
Net income available to partners                              $  13,661      66,889  $    0.21  $  21,296      69,096  $    0.30
                                                              =========   =========  =========  =========   =========  =========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                              --------------------------------------------------------------------
                                                                             2002                               2001
                                                              --------------------------------   ---------------------------------
                                                                          Wtd. Avg.  Per Unit                Wtd. Avg.   Per Units
                                                               Income       Units     Amount      Income       Units      Amount
                                                              ---------   ---------  ---------   ---------   ---------   ---------
BASIC EPS -
Income before discontinued operations, extraordinary item
   and cumulative effect of a change in accounting principle  $  47,633      66,290              $  79,951      67,977
6 3/4% Series A Preferred Unit distributions                     (7,590)         --                 (6,750)         --
9 1/2% Series B Preferred Unit distributions                     (1,009)         --                     --          --
                                                              ---------   ---------  ---------   ---------   ---------   ---------

Income available to partners before
   discontinued operations, extraordinary item
   and cumulative effect of a change in accounting principle  $  39,034      66,290  $    0.59   $  73,201      67,977   $    1.08

Discontinued operations                                           4,261          --       0.06         156          --          --
Extraordinary item -  extinguishment of debt                         --          --         --     (12,174)         --       (0.18)
Cumulative effect of a change in
   accounting principle                                         (11,775)         --      (0.18)         --          --          --
                                                              ---------   ---------  ---------   ---------   ---------   ---------

Net income available to partners                              $  31,520      66,290  $    0.47   $  61,183      67,977   $    0.90
                                                              =========   =========  =========   =========   =========   =========

DILUTED EPS -
Income available to partners
   before discontinued operations, extraordinary item
   and cumulative effect of a change in accounting principle  $  39,034      66,290              $  73,201      67,977

Effect of dilutive securities:
   Unit options                                                      --         419                     --         933
                                                              ---------   ---------  ---------   ---------   ---------   ---------

Income available to partners
   before discontinued operations, extraordinary item
   and cumulative effect of a change in accounting principle  $  39,034      66,709  $    0.59   $  73,201      68,910   $    1.06
Discontinued operations                                           4,261          --       0.06         156          --          --
Extraordinary item - extinguishment of debt                          --          --         --     (12,174)         --       (0.18)
Cumulative effect of a change in
   accounting principle                                         (11,775)         --      (0.18)         --          --          --
                                                              ---------   ---------  ---------   ---------   ---------   ---------


Net income available to partners                              $  31,520      66,709  $    0.47   $  61,183      68,910   $    0.88
                                                              =========   =========  =========   =========   =========   =========


         The effect of the conversion of the Series A Convertible Cumulative Preferred Units is not included in the computation of Diluted EPS for the three and six months ended June 30, 2002 or 2001, since the effect of their conversion would be antidilutive.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:

                                                                                      FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                   ------------------------
                                                                                      2002          2001
                                                                                   ----------    ----------
Supplemental disclosures of cash flow information:

    Interest paid on debt                                                          $   71,320    $   93,556
    Interest capitalized -office                                                          247         1,022
    Interest capitalized -residential development                                       5,303            --
    Additional interest paid resulting from cash flow hedge agreements                 12,012         3,452
                                                                                   ----------    ----------
    Total interest paid                                                            $   88,882    $   98,030
                                                                                   ==========    ==========
    Interest expensed                                                              $   88,722    $   94,281
                                                                                   ==========    ==========
    Cash paid for income taxes                                                     $   11,000    $       --
                                                                                   ==========    ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Unrealized net loss on available-for-sale securities                           $   (1,149)   $   (4,141)
    Adjustment of cash flow hedges to fair value                                        6,046        (8,206)
    Impairment related to real estate assets held for sale                              1,600            --

SUPPLEMENTAL SCHEDULE OF TRANSFER OF ASSETS AND ASSUMPTIONS OF LIABILITIES
    PURSUANT TO THE FEBRUARY 14, 2002 AGREEMENT WITH COPI:
     Net investment in real estate                                                 $  570,175    $       --
     Restricted cash and cash equivalents                                               3,968            --
     Accounts receivable, net                                                          23,338            --
     Investments in real estate mortgages and equity of unconsolidated companies     (309,103)           --
     Notes receivable - net                                                           (29,816)           --
     Income tax asset - current and deferred, net                                      21,784            --
     Other assets, net                                                                 63,263            --
     Notes payable                                                                   (129,157)           --
     Accounts payable - accrued expenses and other liabilities                       (201,159)           --
     Minority Interest - Consolidated real estate partnerships                        (51,519)           --
                                                                                   ----------    ----------
        Increase in cash resulting from the COPI agreement                         $  (38,226)   $       --
                                                                                   ==========    ==========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. SEGMENT REPORTING:

         For purposes of segment reporting as defined in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Operating Partnership currently has four major investment segments based on property type: the Office Segment; the Resort/Hotel Segment; the Residential Development Segment; and the Temperature-Controlled Logistics Segment. Management utilizes this segment structure for making operating decisions and assessing performance.

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

         The National Association of Real Estate Investment Trusts ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance for an equity REIT and for its investment segments. However FFO:

             o does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income);

             o is not necessarily indicative of cash flow available to fund cash needs;

             o should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Operating Partnership's ability to make distributions; and

             o the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of operating partnerships of REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Selected financial information related to each segment for the three and six months ended June 30, 2002 and 2001, and identifiable assets for each of the segments at June 30, 2002 and December 31, 2001 are presented below.

                                                                                     TEMPERATURE-
                                                                       RESIDENTIAL    CONTROLLED
                                              OFFICE     RESORT/HOTEL  DEVELOPMENT    LOGISTICS     CORPORATE
FOR THE THREE MONTHS ENDED JUNE 30, 2002     SEGMENT       SEGMENT       SEGMENT       SEGMENT     AND OTHER(1)         TOTAL
----------------------------------------   ------------  ------------  ------------  ------------  ------------      ------------
Property revenues                          $    141,540  $     53,523  $     84,985  $         --  $         --      $    280,048
Other income                                         --            --            --            --         7,268             7,268
                                           ------------  ------------  ------------  ------------  ------------      ------------
     Total revenue                         $    141,540  $     53,523  $     84,985  $         --  $      7,268      $    287,316
                                           ============  ============  ============  ============  ============      ============


Property operating expenses                $     62,781  $     42,212  $     76,994  $         --  $         --      $    181,987
Other operating expenses                             --            --            --            --        89,813            89,813
                                           ------------  ------------  ------------  ------------  ------------      ------------
     Total expenses                        $     62,781  $     42,212  $     76,994  $         --  $     89,813      $    271,800
                                           ============  ============  ============  ============  ============      ============

Equity in net income (loss) of
   unconsolidated companies                $      1,471  $         --  $      6,179  $       (417) $       (465)     $      6,768
                                           ============  ============  ============  ============  ============      ============
Funds from operations                      $     80,502  $     12,637  $     12,474  $      5,374  $    (52,357)(2)  $     58,630(3)
                                           ============  ============  ============  ============  ============      ============


                                                                                     TEMPERATURE-
                                                                       RESIDENTIAL    CONTROLLED
                                              OFFICE     RESORT/HOTEL  DEVELOPMENT    LOGISTICS     CORPORATE
FOR THE THREE MONTHS ENDED JUNE 30, 2001      SEGMENT      SEGMENT       SEGMENT       SEGMENT     AND OTHER(1)          TOTAL
----------------------------------------   ------------  ------------  ------------  ------------  ------------      ------------
Property revenues                          $    155,426  $     16,125  $         --  $         --  $         --      $    171,551
Other income                                         --            --            --            --        25,593            25,593
                                           ------------  ------------  ------------  ------------  ------------      ------------
     Total revenue                         $    155,426  $     16,125  $         --  $         --  $     25,593      $    197,144
                                           ============  ============  ============  ============  ============      ============


Property operating expenses                $     66,749  $         --  $         --  $         --  $         --      $     66,749
Other operating expenses                             --            --            --            --        99,649            99,649
                                           ------------  ------------  ------------  ------------  ------------      ------------
     Total expenses                        $     66,749  $         --  $         --  $         --  $     99,649      $    166,398
                                           ============  ============  ============  ============  ============      ============
Equity in net income (loss) of
   unconsolidated companies                $      1,228  $         --  $      9,732  $      1,632  $       (636)     $     11,956
                                           ============  ============  ============  ============  ============      ============
Funds from operations                      $     91,744  $     16,016  $     13,582  $      7,139  $    (39,148)(2)  $     89,333(3)
                                           ============  ============  ============  ============  ============      ============

----------

Footnotes start on page 18.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                     TEMPERATURE-
                                                                       RESIDENTIAL    CONTROLLED
                                              OFFICE     RESORT/HOTEL  DEVELOPMENT     LOGISTICS   CORPORATE
FOR THE SIX MONTHS ENDED JUNE 30, 2002       SEGMENT       SEGMENT       SEGMENT        SEGMENT    AND OTHER(1)         TOTAL
--------------------------------------     ------------  ------------  ------------  ------------  ------------      ------------
Property revenues                          $    285,011  $     92,047  $    133,050  $         --  $         --      $    510,108
Other income                                         --            --            --            --        14,918            14,918

                                           ------------  ------------  ------------  ------------  ------------      ------------
    Total revenues                         $    285,011  $     92,047  $    133,050  $         --  $     14,918      $    525,026
                                           ============  ============  ============  ============  ============      ============


Property operating expenses                $    128,608  $     66,102  $    119,209  $         --  $         --      $    313,919
Other operating expenses                             --            --            --            --       174,619           174,619

                                           ------------  ------------  ------------  ------------  ------------      ------------
    Total expenses                         $    128,608  $     66,102  $    119,209  $         --  $    174,619      $    488,538
                                           ============  ============  ============  ============  ============      ============
Equity in net income (loss) of
    unconsolidated companies               $      2,781  $         --  $     18,662  $       (727) $     (4,526)     $     16,190
                                           ============  ============  ============  ============  ============      ============
Funds from operations                      $    161,074  $     33,547  $     28,035  $     10,775  $   (105,250)(2)  $    128,181(3)
                                           ============  ============  ============  ============  ============      ============

                                                                                     TEMPERATURE-
                                                                       RESIDENTIAL    CONTROLLED
                                              OFFICE     RESORT/HOTEL  DEVELOPMENT    LOGISTICS     CORPORATE
FOR THE SIX MONTHS ENDED JUNE 30, 2001       SEGMENT       SEGMENT       SEGMENT       SEGMENT     AND OTHER(1)         TOTAL
--------------------------------------     ------------  ------------  ------------  ------------  ------------      ------------
Property revenues                          $    308,229  $     32,074  $         --  $         --  $         --      $    340,303
Other income                                         --            --            --            --        42,541            42,541

                                           ------------  ------------  ------------  ------------  ------------      ------------
    Total revenues                         $    308,229  $     32,074  $         --  $         --  $     42,541      $    382,844
                                           ============  ============  ============  ============  ============      ============


Property operating expenses                $    132,996  $         --  $         --  $         --  $         --      $    132,996
Other operating expenses                             --            --            --            --       186,949           186,949
                                           ------------  ------------  ------------  ------------  ------------      ------------
    Total expenses                         $    132,996  $         --  $         --  $         --  $    186,949      $    319,945
                                           ============  ============  ============  ============  ============      ============
Equity in net income (loss) of
    unconsolidated companies               $      2,321  $         --  $     20,440  $      4,351  $      1,210      $     28,322
                                           ============  ============  ============  ============  ============      ============

Funds from operations                      $    181,897  $     31,768  $     26,648  $     15,464  $    (86,238)(2)  $    169,539(3)
                                           ============  ============  ============  ============  ============      ============

IDENTIFIABLE ASSETS:
Balance at June 30, 2002                   $  2,648,500  $    500,316  $    753,839  $    297,502  $    503,137      $  4,703,294
                                           ============  ============  ============  ============  ============      ============
Balance at December 31, 2001               $  2,739,727  $    444,887  $    372,539  $    308,427  $    557,246      $  4,422,826
                                           ============  ============  ============  ============  ============      ============

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(3)  Reconciliation of Funds From Operations to Net Income

                                                         FOR THE THREE MONTHS ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,
                                                         -----------------------------------     ---------------------------------
                                                              2002                 2001              2002                 2001
                                                          ------------         ------------      ------------         ------------
Consolidated funds from operations                        $     58,630         $     89,333      $    128,181         $    169,539
Adjustments to reconcile Funds from Operations
  to Net Income:
  Depreciation and amortization of real estate assets          (33,530)             (29,524)          (65,669)             (59,019)
  Gain (Loss) on property sales, net                             1,421                 (792)            5,665                 (462)
  Impairment and other adjustments related to real
    estate assets                                                   --              (14,174)             (600)             (15,324)
  Extraordinary Item - extinguishment of debt                       --              (12,174)               --              (12,174)
  Cumulative effect of change in accounting principle               --                   --           (11,775)                  --
  Adjustment for investments in real estate
    mortgages and equity of unconsolidated companies:
      Office Properties                                         (1,889)              (2,015)           (4,051)              (4,055)
      Residential Development Properties                        (2,051)              (3,851)           (2,954)              (6,209)
      Temperature-Controlled Logistics Properties               (5,790)              (5,507)          (11,501)             (11,113)
      Other                                                     (3,130)(a)               --            (5,776)(a)               --
  Preferred Unit distributions                                   5,224                3,375             8,599                6,750
                                                          ------------         ------------      ------------         ------------
Net Income                                                $     18,885         $     24,671      $     40,119         $     67,933
                                                          ============         ============      ============         ============

----------

     (1) These amounts primarily represent impairment of the Operating Partnership's investment in DBL Holdings, Inc., related to the Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a privately placed equity interest of a collateralized bond obligation. (See "Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for further discussion).

SIGNIFICANT LESSEES

         See "Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Temperature-Controlled Logistics Properties" for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

7.   INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
     COMPANIES:

         The Operating Partnership has investments of 20% to 50% in three unconsolidated joint ventures that own three Office Properties. Additionally, the Operating Partnership has an investment of 25% in an unconsolidated joint venture that is constructing the 5 Houston Center Office Property. The Operating Partnership does not have control of these partnerships, and therefore, these investments are accounted for using the equity method of accounting.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Operating Partnership has other unconsolidated equity investments with interests ranging from 24% to 97.4%. The Operating Partnership does not have control of these entities due to ownership interests of 50% or less or the ownership of non-voting interests only, and therefore, these investments are also accounted for using the equity method of accounting.

         Investments in which the Operating Partnership does not have a controlling interest are accounted for under the equity method. The following is a summary of the Operating Partnership's ownership in significant joint ventures and equity investments.

                                                                                                OPERATING PARTNERSHIP'S OWNERSHIP
                        Entity                                     CLASSIFICATION               AS OF JUNE 30, 2002
                        ------                                     --------------               ---------------------------------
Joint Ventures
Main Street Partners, L.P.                                 Office (Bank One Center-Dallas)                    50.0%(1)
Crescent 5 Houston Center, L.P.                           Office (5 Houston Center-Houston)                   25.0%(2)
Austin PT BK One Tower Office Limited Partnership          Office (Bank One Tower-Austin)                     20.0%(3)
Houston PT Four Westlake Office Limited Partnership       Office (Four Westlake Park-Houston)                 20.0%(3)


Equity Investments
Mira Vista Development Corp.                              Residential Development Corporation                 94.0%(4)
Houston Area Development Corp.                           Residential Development Corporation                  94.0%(5)
The Woodlands Land Development
    Company, L.P.(6)                                     Residential Development Corporation                  42.5%(7)(8)
Desert Mountain Commercial, L.L.C.(6)                    Residential Development Corporation                  46.5%(9)
East West Resorts Development II, L.P., L.L.L.P.(6)      Residential Development Corporation                  38.5%(10)
Blue River Land Company, L.L.C.(6)                       Residential Development Corporation                  31.8%(11)
Iron Horse Investments, L.L.C.(6)                        Residential Development Corporation                  27.1%(12)
Manalapan Hotel Partners(6)                              Residential Development Corporation                  24.0%(13)
GDW, L.L.C.(6)                                           Residential Development Corporation                  66.7%(14)
Temperature-Controlled Logistics Partnership              Temperature-Controlled Logistics                    40.0%(15)
The Woodlands Commercial Properties Company, L.P.                      Office                                 42.5%(7)(8)
DBL Holdings, Inc.                                                      Other                                 97.4%(16)
CR License, L.L.C.                                                      Other                                 30.0%(17)
Woodlands Operating Company, L.P.                                       Other                                 42.5%(7)(8)
Canyon Ranch Las Vegas                                                  Other                                 65.0%(18)
SunTX Fulcrum Fund, L.P.                                                Other                                 33.0%(19)

----------

    (1) The remaining 50.0% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

    (2) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Investment Management, Inc. The Operating Partnership recorded $611 in development, and leasing fees, related to this investment during the six months ended June 30, 2002. The 5 Houston Center Office Property is currently under construction.

    (3) The remaining 80% interest in Austin PT BK One Tower Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund. The Operating Partnership recorded $321 in management and leasing fees for these Office Properties during the six months ended June 30, 2002.

    (4) The remaining 6.0% interest in Mira Vista Development, Corp. ("MVDC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

    (5) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, is owned 4.0% by DBL and 2.0% by a third party.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    (6) On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's interests in substantially all of the voting stock in three of the Operating Partnership's Residential Development Corporations (Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company, Inc. ("TWLC") and Crescent Resort Development, Inc. ("CRDI")), and in CRL Investments, Inc. ("CRLI"). COPI transferred its 60% general partner interest in COPI Colorado, L.P. which owns 10% of the voting stock in CRDI, which increased the Operating Partnership's ownership interest in CRDI from 90% to 96%. As a result, the Operating Partnership fully consolidated the operations of these entities beginning on the date of the asset transfers. The Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC. Desert Mountain Commercial, L.L.C. and GDW, L.L.C. are unconsolidated equity investments of DMDC (collectively, the "DM Subsidiaries"). East West Resorts Development II, L.P., L.L.L.P., Blue River Land Company, L.L.C., Iron Horse Investments, L.L.C. and Manalapan Hotel Partners (collectively, the "CRD Subsidiaries") are unconsolidated equity investments of CRDI.

    (7) The remaining 57.5% interest in The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties Company (the "Woodlands CPC") and The Woodlands Operating Company, L.P are owned by an affiliate of Morgan Stanley.

    (8) Distributions are made to partners based on specified payout percentages. During the six months ended June 30, 2002, the payout percentage to the Operating Partnership was 52.5%.

    (9) The remaining 53.5% interest in Desert Mountain Commercial, L.L.C. is owned by parties unrelated to the Operating Partnership.

    (10) Of the remaining 61.5% interest in East West Resorts Development II, L.P., L.L.L.P., 0.8% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 60.7% is owned by parties unrelated to the Operating Partnership.

    (11) Of the remaining 68.2% interest in Blue River Land Company, L.L.C., 0.7% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 67.5% is owned by parties unrelated to the Operating Partnership.

    (12) Of the remaining 72.9% interest in Iron Horse Investments, L.L.C., 0.6% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 72.3% is owned by parties unrelated to the Operating Partnership.

    (13) Of the remaining 76.0% interest in Manalapan Hotel Partners, 0.5% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 75.5% is owned by parties unrelated to the Operating Partnership.

    (14) The remaining 33.3% interest in GDW, L.L.C. is owned by a group of individuals unrelated to the Operating Partnership.

    (15) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

    (16) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443. At June 30, 2002, Mr. Goff's book value in DBL was approximately $402.

    (17) The remaining 70% interest in CR License, L.L.C. is owned by a group of individuals unrelated to the Operating Partnership.

    (18) The remaining 35% interest in Canyon Ranch Las Vegas is owned by a group of individuals unrelated to the Operating Partnership.

    (19) The SunTx Fulcrum Fund, L.P.'s (the "Fund") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 67% of the Fund is owned by a group of individuals unrelated to the Operating Partnership. The Operating Partnership's ownership percentage will decline by the closing date of the Fund as capital commitments from third parties are secured. The Operating Partnership projected ownership interest will be approximately 7.5% based on the Fund manager's expectations for the final Fund capitalization. The Operating Partnership accounts for its investment in the Fund under the cost method. The current investment is $7,800.

SUMMARY FINANCIAL INFORMATION

         The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. As a result of the Operating Partnership's transaction with COPI on February 14, 2002, certain entities that were reported as unconsolidated entities as of December 31, 2001 and for the six months ended June 30, 2001 are consolidated in the June 30, 2002 financial statements. Additionally, certain unconsolidated subsidiaries of the newly consolidated entities are now shown separately as unconsolidated entities of the Operating Partnership. The unconsolidated entities that are included under the headings on the following tables are summarized below.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Balance Sheets as of June 30, 2002:

              o Other Residential Development Corporations - This includes DM Subsidiaries, CRD Subsidiaries, MVDC and HADC. DM Subsidiaries and CRD Subsidiaries are unconsolidated investments of DMDC and CRDI, respectively;

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

         Balance Sheets as of December 31, 2001:

              o Crescent Resort Development, Inc.- This entity was consolidated beginning February 14, 2002 as a result of the COPI transaction. Its unconsolidated investments, CRD Subsidiaries, are included under "Other Residential Development Corporations" in the following Balance Sheets as of June 30, 2002;

              o The Woodlands Land Company, Inc. - This entity was consolidated beginning February 14, 2002 as a result of the COPI transaction. Its unconsolidated subsidiary is included under "The Woodlands Land Development Company, L.P." in the following Balance Sheets as of June 30, 2002;

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

         Summary Statement of Operations for the six months ended June 30, 2002:

              o Other Residential Development Corporations - This includes the operating results of DMDC and CRDI for the period January 1 through February 14, 2002; the operating results of CRD Subsidiaries and DM Subsidiaries for the period February 15 through June 30, 2002; and the operating results of MVDC, HADC for the six months ended June 30, 2002.

              o The Woodlands Land Development Company, L.P. - This includes TWLDC's operating results for the period February 15 through June 30, 2002 and TWLC's operating results for the period January 1 through February 14, 2002. TWLDC is an unconsolidated subsidiary of TWLC;

              o Temperature-Controlled Logistics - This includes the operating results for TCL for the six months ended June 30, 2002; and

              o Office - This includes the operating results for Main Street Partners, L.P., Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P. and Woodlands CPC for the six months ended June 30, 2002.

         Summary Statement of Operations for the six months ended June 30, 2001:

              o Crescent Resort Development, Inc.- This includes the operating results of CRDI for the six months ended June 30, 2001;

              o The Woodlands Land Company, LP - This includes the operating results of TWLC and TWLDC for the six months ended June 30, 2001;

              o Other Residential Development Corporations - This includes the operating results of DMDC, MVDC and HADC for the six months ended June 30, 2001;

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


              o Temperature-Controlled Logistics - This includes the operating results for TCL for the six months ended June 30, 2001; and

              o Office - This includes the operating results for Main Street Partners and Woodlands CPC, for the six months ended June 30, 2001.

BALANCE SHEETS:

                                                                                    AS OF JUNE 30, 2002
                                                       -------------------------------------------------------------------------
                                                           THE
                                                         WOODLANDS        OTHER
                                                           LAND        RESIDENTIAL    TEMPERATURE-
                                                        DEVELOPMENT    DEVELOPMENT     CONTROLLED
                                                       COMPANY, L.P.   CORPORATIONS    LOGISTICS        OFFICE         OTHER
                                                       -------------   ------------   ------------   ------------   ------------
Real estate, net                                       $     380,009   $    128,924   $  1,236,058   $    507,411
Cash                                                           4,758         10,704         21,208         71,026
Other assets                                                  40,611         10,022         90,381         32,401
                                                       -------------   ------------   ------------   ------------
        Total assets                                   $     425,378   $    149,650   $  1,347,647   $    610,838
                                                       =============   ============   ============   ============

Notes payable                                          $     261,659   $     69,913   $    544,816   $    331,416
Notes payable to the Operating Partnership                    10,625             --             --             --
Other liabilities                                             55,871         42,552         55,035         24,539
Equity                                                        97,223         37,185        747,796        254,883
                                                       -------------   ------------   ------------   ------------
        Total liabilities and equity                   $     425,378   $    149,650   $  1,347,647   $    610,838
                                                       =============   ============   ============   ============

Operating Partnership's share of unconsolidated debt   $     111,206   $     17,097   $    217,926   $    124,609
                                                       =============   ============   ============   ============

Operating Partnership's investments in real estate
  mortgages and equity of unconsolidated companies
                                                       $      41,311   $     54,861   $    297,503   $    101,783   $     37,518
                                                       =============   ============   ============   ============   ============

                                                                                                AS OF DECEMBER 31, 2001
                                                      --------------------------------------------------------------------------
                                                        CRESCENT         THE          OTHER
                                                         RESORT       WOODLANDS    RESIDENTIAL   TEMPERATURE-
                                                      DEVELOPMENT,      LAND       DEVELOPMENT    CONTROLLED
                                                          INC.      COMPANY, INC.  CORPORATIONS   LOGISTICS     OFFICE     OTHER
                                                      ------------  -------------  ------------  ------------  --------  --------
Real estate, net                                      $    393,784  $     365,636  $    173,991  $  1,272,784  $553,147
Cash                                                        17,570          2,688         7,973        23,412    28,224
Other assets                                                31,749         32,244        94,392        82,967    31,654
                                                      ------------  -------------  ------------  ------------  --------
     Total assets                                     $    443,103  $     400,568  $    276,356  $  1,379,163  $613,025
                                                      ============  =============  ============  ============  ========

Notes payable                                         $         --  $     225,263  $         --  $    558,949  $324,718
Notes payable to the Operating Partnership                 180,827             --        60,000         4,833        --
Other liabilities                                          232,767         74,271       168,671        46,395    29,394
Equity                                                      29,509        101,034        47,685       768,986   258,913
                                                      ------------  -------------  ------------  ------------  --------
      Total liabilities and equity                    $    443,103  $     400,568  $    276,356  $  1,379,163  $613,025
                                                      ============  =============  ============  ============  ========

Operating Partnership's share of unconsolidated debt  $         --  $      90,949  $         --  $    223,580  $126,580
                                                      ============  =============  ============  ============  ========

Operating Partnership's investments in real estate
  mortgages and equity of unconsolidated companies
                                                      $    222,082  $      29,046  $    120,407  $    308,427  $121,423  $ 36,932
                                                      ============  =============  ============  ============  ========  ========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


SUMMARY STATEMENTS OF OPERATIONS:

                                                               FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                               ----------------------------------------------------------------------
                                                   THE
                                                 WOODLANDS        OTHER
                                                   LAND        RESIDENTIAL     TEMPERATURE-
                                                DEVELOPMENT    DEVELOPMENT      CONTROLLED
                                               COMPANY, LP.    CORPORATIONS     LOGISTICS          OFFICE     OTHER
                                               -------------   ------------    ------------       --------   --------
Total revenue                                  $      68,465   $    102,812    $     59,619       $ 46,461
Expense:
   Operating expense                                  36,373         92,788           8,075(1)      21,843
   Interest expense                                    2,152          1,610          21,873          9,040
   Depreciation and amortization                       1,827          2,971          29,686         11,172
   Tax (benefit) expense                                 406             (4)             --             --
   Other (income) expense                                 --            (27)          1,804             --
                                               -------------   ------------    ------------       --------
Total expense                                         40,758         97,338          61,438         42,055
                                               -------------   ------------    ------------       --------

Net income                                     $      27,707   $      5,474    $     (1,819)(2)   $  4,406
                                               =============   ============    ============       ========

Operating Partnership's equity in net income
  of unconsolidated companies                  $      14,334   $      4,328    $       (727)      $  2,781   $ (4,526)(3)
                                               =============   ============    ============       ========   ========


                                                                 FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                       ---------------------------------------------------------------------------------------
                                         CRESCENT    THE WOODLANDS     OTHER
                                          RESORT         LAND       RESIDENTIAL    TEMPERATURE-
                                       DEVELOPMENT      COMPANY     DEVELOPMENT    CONTROLLED
                                           INC.           INC.      CORPORATIONS    LOGISTICS          OFFICE        OTHER
                                       ------------  -------------  ------------   ------------     ------------  ------------
Total revenues                         $     76,763  $     105,063  $     48,528   $     69,100     $     39,821
Expenses:
        Operating expense                    66,231         62,507        43,994          6,650(1)        15,892
        Interest expense                      1,185          2,760           667         22,935            9,872
        Depreciation and amortization         2,030          2,655         3,045         29,113            8,363
        Taxes                                   257          6,733        (1,843)            --               --
                                       ------------  -------------  ------------   ------------     ------------
Total expenses                         $     69,703  $      74,655  $     45,863   $     58,698     $     34,127
                                       ------------  -------------  ------------   ------------     ------------

Net income                             $      7,060  $      30,408  $      2,665   $     10,402     $      5,694
                                       ============  =============  ============   ============     ============

Operating Partnership's equity in net
  income of unconsoldiated companies   $      6,976  $      10,584  $      2,880   $      4,351     $      2,321  $      1,210
                                       ============  =============  ============   ============     ============  ============


----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

(2) Excludes the goodwill write-off for TCL, which is recorded on the accompanying financial statements as a cumulative change in accounting principle.

(3)  Includes impairment of DBL-CBO of $5,200.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


UNCONSOLIDATED PROPERTY DISPOSITIONS

         During the six months ended June 30, 2002, the Woodlands CPC sold two office properties located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $8,900, of which the Operating Partnership's portion was approximately $4,700. The sales generated a net gain of approximately $11,700, of which the Operating Partnership's portion was approximately $6,000. The proceeds received by the Operating Partnership were used primarily to pay down the existing line of credit.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         As of June 30, 2002, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties, with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

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

         In December 2001, the Temperature Controlled Logistics Corporation waived its right to collect $39,800 (the Operating Partnership's share of which was $15,900) of the total $49,900 of deferred rent. The Temperature-Controlled Logistics Corporation and the Operating Partnership began to recognize rental income when earned and collected during the year ended December 31, 2000 and continued this accounting treatment for the year ended December 31, 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Operating Partnership related to the Temperature-Controlled Logistics Corporation's decision in December 31, 2001 to waive collection of deferred rent.

         AmeriCold Logistics deferred $9,300 of the total $68,900 of rent payable for the six months ended June 30, 2002. The Operating Partnership's share of the deferred rent was $3,700. The Operating Partnership recognizes rental income when earned and collected and has not recognized the $3,700 of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the six months ended June 30, 2002.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The following table shows the total, and the Operating Partnership's portion of, deferred rent and valuation allowance at December 31, 2001 and for the six months ended June 30, 2002.


                                    DEFERRED RENT          VALUATION ALLOWANCE
                               ------------------------   ----------------------
                                           OPERATING                 OPERATING
                                         PARTNERSHIP'S             PARTNERSHIP'S
                                TOTAL       PORTION       TOTAL       PORTION
                               -------   -------------   -------   -------------
Balance at December 31, 2001   $10,100   $      3,900   $    --    $          --
For the six months ended
   June 30, 2002                 9,300          3,700     9,300            3,700
                               -------   ------------   -------    -------------
Total                          $19,400   $      7,600   $ 9,300    $       3,700
                               =======   ============   =======    =============

OTHER

         In March 1999, DBL-CBO, Inc., a wholly-owned subsidiary of DBL Holdings, Inc., acquired an aggregate of $6,000 in principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. Juniper 1999-1 Class C-1 is the previously placed equity interest of a collateralized bond obligation. During the six months ended June 30, 2002, the Operating Partnership recognized an impairment charge related to this investment of $5,200. As a result of this impairment charge at June 30, 2002 this investment was valued at $0.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

UNCONSOLIDATED DEBT ANALYSIS

         The following table shows the Operating Partnership's unconsolidated debt at June 30, 2002.

                                                                       OPERATING
                                             OPERATING               PARTNERSHIP'S
                                            PARTNERSHIP'S    DEBT        SHARE     CURRENT             REMAINING    FIXED/VARIABLE
NOTE                                         OWNERSHIP      BALANCE   OF BALANCE    RATE     MATURITY  TERM (YRS)  SECURED/UNSECURED
----                                        ------------    -------  ------------- -------   --------  ----------  -----------------
TEMPERATURE CONTROL LOGISTICS SEGMENT:
   AmeriCold Notes(1)                           40%       $   544,816  $ 217,926      7.0%   4/23/2008      5.90     Fixed/Secured
                                                          -----------  ---------

OFFICE SEGMENT:
   Main Street Partners, L.P. (2)(3)            50%           133,945     66,973      5.9%   12/1/2004      2.46  Variable/Secured
   Crescent 5 Houston Center, L.P. (4)          25%            38,173      9,543      4.1%   5/31/2004      1.95  Variable/Secured
   Austin PT Bk One Tower Office Limited
     Partnership                                20%            38,128      7,626      7.1%    8/1/2006      4.15     Fixed/Secured
   Houston PT Four Westlake Office
     Limited Partnership                        20%            49,022      9,804      7.1%    8/1/2006      4.15     Fixed/Secured


   The Woodlands Commercial Properties Co.      42.5%
      Bank Boston credit facility                              68,736     29,213      4.3%  11/30/2004      2.46  Variable/Secured
      Fleet National Bank                                       3,412      1,450      3.8%  10/31/2003      1.36  Variable/Secured
                                                          -----------  ---------
                                                              331,416    124,609
                                                          -----------  ---------

RESIDENTIAL DEVELOPMENT SEGMENT:                42.5%
   The Woodlands Land Development Co.(WLDC)(5)
      Bank Boston credit facility (6) (7)                     226,460     96,245      4.3%  11/30/2002      0.43  Variable/Secured
      Fleet National Bank (8)                                   6,999      2,975      3.8%  10/31/2003      1.36  Variable/Secured
      Fleet National Bank (9)                                  17,058      7,250      4.6%  12/31/2005      3.56  Variable/Secured
      Jack Eckerd Corp.                                           101         43      4.8%    7/1/2005      3.05  Variable/Secured
      Mitchell Mortgage Company                                 2,775      1,179      5.8%    1/1/2004      1.53     Fixed/Secured
      Mitchell Mortgage Company                                 1,273        541      6.3%    7/1/2005      3.05     Fixed/Secured
      Mitchell Mortgage Company                                 1,988        845      5.5%   10/1/2005      3.30     Fixed/Secured
      Mitchell Mortgage Company                                 3,585      1,524      8.0%    4/1/2006      3.81     Fixed/Secured
      Mitchell Mortgage Company                                 1,420        604      7.0%   10/1/2006      4.32     Fixed/Secured
                                                          -----------  ---------
                                                              261,659    111,206
                                                          -----------  ---------

Other Residential Development Corporations:
Manalapan Hotel Partners                        24%
   Dresdner Bank AG (10)                                       68,500     16,440      3.5%  12/29/2002      0.51  Variable/Secured

Desert Mountain Commercial L.L.C.               46.5%           1,413        657      8.4%   11/1/2007       5.42     Fixed/Secured
                                                          -----------  ---------
                                                               69,913     17,097
                                                          -----------  ---------

TOTAL UNCONSOLIDATED DEBT                                 $ 1,207,804  $ 470,838
                                                          ===========  =========
AVERAGE REMAINING TERM                                                                    3.6 years

(1) Consists of several notes. Maturity date is based on largest debt instrument representing 94% of debt balance. All interest rates are fixed.

(2) Consists of two notes: Senior Note - variable interest rate at LIBOR + 189 basis points with no LIBOR floor. Mezzanine Note - variable interest rate at LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on both notes.

(3) The Operating Partnership obtained a Letter of Credit to guarantee the repayment of up to $4,250 of principal of the Main Street Partners, L.P. loan.

(4) A full and unconditional guarantee of loan from Fleet for the construction of 5 Houston Center is held by the Operating Partnership. At June 30, 2002 and December 31, 2001, $38,200 and $10,400 was
         outstanding, respectively.

(5) On February 14, 2002, the Operating Partnership executed an agreement with COPI to transfer, in lieu of foreclosure, COPI's 5% interest in Woodlands Land Development Company.

(6) There was an interest rate cap agreement executed with this credit facility which limits interest rate exposure on the notional amount of $145,000 to a maximum LIBOR rate of 9.0%.

(7) To mitigate interest rate exposure, WLDC has entered into an interest rate swap against $50,000 notional amount to effectively fix the interest rate at 5.28%. WLDC has also entered into an interest rate swap against $50,000 notional amount to effectively fix the interest rate at 4.855%.

(8) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $33,750 to a maximum LIBOR rate of 9.0%.

(9) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $19,500 to a maximum LIBOR rate of 8.5%.

(10)     The Operating Partnership guarantees $3,000 of this facility.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The following table shows, as of June 30, 2002, information about the Operating Partnership's share of unconsolidated fixed and variable-rate debt and does not take into account any extension options, hedging arrangements or the entities' anticipated pay-off dates.

                                                      WEIGHTED      WEIGHTED AVERAGE
                        AMOUNT       % OF DEBT      AVERAGE RATE        MATURITY(1)
                     ------------   ------------    ------------    ----------------
Fixed-Rate Debt           240,706             51%            6.7%          5.6 years
Variable-Rate Debt   $    230,132             49%            4.7%          1.5 years
                     ------------   ------------    ------------    ----------------
Total Debt           $    470,838            100%            5.8%          3.6 years
                     ============   ============    ============    ================

(1) Based on contractual maturities.

         Listed below are the Operating Partnership's share of aggregate principal payments by year required as of June 30, 2002 related to the Operating Partnership's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included. The following table does not take into account any extension options or hedging arrangements.


                             SECURED
(dollars in thousands)        DEBT(1)
                           ------------
2002                       $    143,134
2003                              5,685
2004                             76,437
2005                              8,964
2006                             18,515
Thereafter                      218,103
                           ------------
                           $    470,838
                           ============


----------

(1) These amounts do not represent the effect of two one-year extension options on two of The Woodlands Fleet National Bank loans totaling $99,200 that have initial maturity dates of November 2002 and October 2003.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. NOTES PAYABLE AND BORROWINGS UNDER FLEET FACILITY:

     The following is a summary of the Operating Partnership's debt financing at June 30, 2002:

                                                                                                                   BALANCE
                                                                                                               OUTSTANDING AT
                                                                                                                JUNE 30, 2002
                                                                                                               --------------
Secured Debt

     Fleet Fund I and II Term Loan due May 2005, bears interest at LIBOR plus 325 basis points (at June 30, 2002, the interest rate was 5.14%), with a four-year interest-only term,
     secured by equity interests in Funding I and II ......................................................         $ 275,000

     AEGON Partnership Note(1) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V
     Properties ...........................................................................................           267,610

     LaSalle Note I(2) bears interest at 7.83% with an initial seven-year interest-only term (through
     August 2002), followed by principal amortization based on a 25-year amortization schedule
     through maturity in August 2027, secured by the Funding I Properties .................................           239,000

     Deutsche Bank-CMBS Loan (3) due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points (at June 30, 2002, the interest rate was 5.84%), with a three-year interest-only term
     and two one-year extension options, secured by the Funding X Properties and Spectrum Center ..........           220,000

     JP Morgan Mortgage Note(4), bears interest at a fixed rate of 8.31% with principal amortization based on a 15-year amortization schedule through maturity in October 2016,
     secured by the Houston Center mixed-use Office Property complex ......................................           197,491

     LaSalle Note II(5) bears interest at 7.79% with an initial seven-year interest-only term (through
     March 2003), followed by principal amortization based on a 25-year amortization schedule
     through maturity in March 2028, secured by the Funding II Properties .................................           161,000

     CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured
     by the MCI Tower Office Property and Denver Marriott City Center Resort/Hotel Property ...............            63,500

     Metropolitan Life Note V (6) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran
     Center Office Property ...............................................................................            38,417

     Northwestern Life Note due January 2004, bears interest at 7.66% with an interest-only term,
     secured by the 301 Congress Avenue Office Property ...................................................            26,000

     National Bank of Arizona Revolving Line of Credit (7) due November 2003, secured by certain
     DMDC assets ..........................................................................................            25,726

     Woodmen of the World Note(8) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year
     amortization schedule, secured by the Avallon IV Office Property .....................................             8,500

     Nomura Funding VI Note(9) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in July 2020,
     secured by the Funding VI Property ...................................................................             8,109

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                                             BALANCE
                                                                                                          OUTSTANDING AT
                                                                                                           JUNE 30, 2002
                                                                                                          --------------
Secured Debt - continued

  Mitchell Mortgage Note due August 2002, bears interest at 7.00% with an interest-only term,
  secured by one of The Woodlands Office Properties ...................................................           1,743

  Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and
  interest payments based on a 15-year amortization schedule, secured by a parcel of land                           631

  Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 4.34% to 10.00% at June 30, 2002, with maturities ranging between August 2002 and
  December 2004, secured by various CRDI projects .....................................................          69,757

  UNSECURED DEBT

  2009 Notes(10) bear interest at a fixed rate of 9.25% with a seven-year interest-only term,
  due April 2009 ......................................................................................         375,000

  2007 Notes (12) bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
  September 2007 ......................................................................................         250,000

  2002 Notes(12) bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
  September 2002 ......................................................................................          97,906

  Other obligations, with fixed interest rates ranging from 3.25% to 12.00% and variable interest rates ranging from the Fed Funds rate plus 150 basis points to LIBOR plus 375 basis
  points and with maturities ranging between July 2002 and January 2004 ...............................          10,541

  UNSECURED DEBT - REVOLVING LINE OF CREDIT
  Fleet Facility(11) due May 2004, bears interest at LIBOR plus 187.5 basis points (at June 30,
  2002, the interest rate was 3.72%), with a three-year interest-only term and a
  one-year extension option ...........................................................................         136,500
                                                                                                          --------------
       Total Notes Payable                                                                                $    2,472,431
                                                                                                          ==============


----------

(1) The outstanding principal balance of this note at maturity will be approximately $224,100.

(2) In August 2007, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,500.

(3) This includes both a Deutsche Bank-CMBS note and a Fleet-Mezzanine note. The notes are due May 2004 and bear interest at the 30-day LIBOR rate plus a spread of (i) 164.7 basis points for the CMBS note (at June 30, 2002, the interest rate was 5.15%), and (ii) 600 basis points for the Mezzanine note (at June 30, 2002, the interest rate was 9.50%). The blended rate at June 30, 2002 for the two notes was 5.84%. The notes have three-year interest only terms and two one-year extension options, and are secured by the Office Properties owned by Funding X and the Operating Partnership's interest in Spectrum Center. The Fleet-Mezzanine note is also secured by the Operating Partnership's interests in Funding X and Crescent Spectrum Center, L.P. and the Operating Partnership's interest in their general partner.

(4) At the end of seven years (October 2006), the interest rate will also adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October
     2006) by making a final payment of approximately $177,800.

(5) In March 2006, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,100.

(6) The outstanding principal balance of this loan at maturity will be approximately $29,100.

(7) This facility is a $50,000 line of credit secured by certain DMDC land and improvements ("vertical facility"), club facilities ("club loan"), and notes receivable ("warehouse facility"). The line restricts the vertical facility and club loan to a maximum outstanding amount of $40,000 and

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     is subject to certain borrowing base limitations and bears interest at Prime (at June 30, 2002, the interest rate was 4.75%). The warehouse facility bears interest at Prime plus 100 basis points (at June 30, 2002, the interest rate was 5.75%) and is limited to $10,000. The blended rate at June 30, 2002 for the vertical facility and club loan and the warehouse facility was 5.04%.

(8) The outstanding principal balance of this loan at maturity will be approximately $8,200.

(9) In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date by making a final payment of $6,135.

(10) For a description of the 2009 Notes, see "Debt Offering" section below.

(11) The $400,000 Fleet Facility is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including total leverage based on trailing twelve months net operating income from the Properties, debt service coverage, specific mix of office and hotel assets and average occupancy of Office Properties. At June 30, 2002, the capacity under the Fleet Facility was approximately $383,700.

(12) The notes were issued in an offering registered with the SEC.

         The following table shows information about the Operating Partnership's consolidated fixed and variable-rate debt and does not take into account any extension options, hedging arrangements or the Operating Partnership's anticipated pay-off dates.

                                                          WEIGHTED           WEIGHTED AVERAGE
                         AMOUNT       % OF DEBT         AVERAGE RATE            MATURITY(1)
                       ----------     ---------         ------------         ----------------
Fixed-Rate Debt        $1,749,005            71%                 8.1%              10.9 years
Variable-Rate Debt        723,426            29%                 4.6%               1.9 years
                       ----------     ---------         ------------         ----------------
Total Debt             $2,472,431           100%(2)              7.2%(3)            7.5 years
                       ==========     =========         ============         ================

(1)  Based on contractual maturities. The overall weighted average maturity is
     4.1 years based on the Operating Partnership's expected payoff dates.

(2) Including the $527,000 of hedged variable-rate debt for percentages by year for fixed-rate debt and variable-rate debt are 92% and 8%, respectively.

(3) Including the effect of the hedge arrangements, the overall weighted average interest rate would have been 7.89%.

         Listed below are the aggregate principal payments by year required as of June 30, 2002 under indebtedness of the Operating Partnership. Scheduled principal installments and amounts due at maturity are included.

                                               UNSECURED
              SECURED DEBT  UNSECURED DEBT   LINE OF CREDIT     TOTAL
              ------------  --------------   --------------   ----------
2002           $   92,845     $  108,322     $           --   $  201,167
2003               88,722             --                 --       88,722
2004              262,896            125            136,500      399,521
2005              329,339             --                 --      329,339
2006               18,938             --                 --       18,938
Thereafter        809,744        625,000                 --    1,434,744
               ----------     ----------     --------------   ----------
               $1,602,484     $  733,447     $      136,500   $2,472,431
               ==========     ==========     ==============   ==========

----------

(1) These amounts do not represent the effect of a one-year extension option on the Fleet Facility and two one-year extension options on the Deutsche Bank
     - CMBS Loan as noted above.

         The Operating Partnership has $201,200 of secured and unsecured debt due during 2002, consisting primarily of the Cigna Note, the Mitchell Mortgage Note, unsecured short-term borrowings and the 2002 Notes. Borrowings under the Operating Partnership's revolving line of credit are expected to be used to repay or repurchase from time to time the remaining $97,900 of outstanding 2002 Notes due in September 2002. In addition, borrowings under the revolving line of credit are expected to be used to repay the $63,500 CIGNA Note due in December 2002.

         Any uncured or unwaived events of default on the Operating Partnership's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5,000 generally will result in a default under the Fleet Facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of June 30, 2002, the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


expiration of that period. During the six months ended June 30, 2002, there were no circumstances that required a pre-payment penalties or increased collateral related to the Operating Partnership's existing debt.

         In addition to the subsidiaries listed in "Note 1. Organization and Basis of Presentation," certain other subsidiaries of the Operating Partnership were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate are: Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding IX Properties (CRE Management IX, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L. P., CRE Management X, LLC); and Spectrum Center (Spectrum Center Partners, L.P., Spectrum Mortgage Associates,
L. P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management,
LLC).

DEBT OFFERING

         On April 15, 2002, the Operating Partnership completed a private offering of $375,000 in senior, unsecured notes due 2009. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Interest will be payable in cash on April 15 and October 15 of each year, beginning October 15, 2002. The Operating Partnership has filed a registration statement with the SEC to register a similar series of notes with the SEC and to effect an exchange offer of the registered notes for the privately placed notes. In addition, the Operating Partnership has agreed to register certain of the notes for resale by their holders. In the event that the exchange offer or resale registration is not completed on or before October 15, 2002, the interest rate on the notes will increase to 9.75% and increase to 10.25% after 90 days until the exchange offer or resale registration is completed.

         The net proceeds from the offering of notes were approximately $366,500. Approximately $309,500 of the proceeds were used to pay down amounts outstanding under the Fleet Facility, and the remaining proceeds were used to pay down $5,000 of short-term indebtedness and redeem approximately $52,000 of Class A Units in Funding IX from GMAC Commercial Mortgage Corporation. See "Note
13. Sale of Preferred Equity Interests in Subsidiary" for a description of the Class A Units in Funding IX held by GMAC Commercial Mortgage Corporation.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9. INTEREST RATE CAPS:

         In connection with the closing of the Deutsche Bank - CMBS Loan in May 2001, the Operating Partnership entered into a LIBOR interest rate cap struck at 7.16% for a notional amount of $220,000, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Operating Partnership's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings as the changes occur. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these instruments are expected to substantially offset each other.

10. CASH FLOW HEDGES:

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of June 30, 2002, the Operating Partnership had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements as of June 30, 2002, additional interest expense and unrealized gains recorded for the six months ended June 30, 2002:

                                                                           ADDITIONAL            UNREALIZED GAINS
                                                                        INTEREST EXPENSE             IN OTHER
 ISSUE      NOTIONAL     MATURITY     REFERENCE          FAIR           FOR THE SIX MONTHS     COMPREHENSIVE INCOME
 DATE        AMOUNT        DATE         RATE         MARKET VALUE      ENDED JUNE 30, 2002       AT JUNE 30, 2002
-------     --------     --------     ---------      ------------      -------------------     --------------------
7/21/99     $200,000       9/2/03         6.183%     $     (9,349)          $  4,213                 $  1,465
5/15/01      200,000       2/3/03          7.11%           (6,617)             5,283                    4,151
4/14/00      100,000      4/18/04          6.76%           (6,868)             2,438                      299

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Operating Partnership has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Operating Partnership uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and SFAS No. 138. The Operating Partnership uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Operating Partnership will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $18,000 to $19,000 will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

         CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt. As of June 30, 2002, CRDI had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS Nos. 133 and 138.

         The following table shows information regarding CRDI's cash flow hedge agreements as of June 30, 2002 and additional capitalized interest recognized for the six months ended June 30, 2002. Unlike the additional interest on the Operating Partnership's cash flow hedges which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development.

                                                                             ADDITIONAL
                                                                        CAPITALIZED INTEREST
  ISSUE      NOTIONAL      MATURITY      REFERENCE        FAIR           FOR THE SIX MONTHS
  DATE        AMOUNT         DATE          RATE       MARKET VALUE      ENDED JUNE 30, 2002
--------     --------     ----------     ---------    ------------      --------------------
1/2/2001     $ 15,538     11/16/2002        4.34%     $       (353)           $  187
9/4/2001        6,650       9/4/2003        5.09%             (117)               75
9/4/2001        4,800       9/4/2003        5.09%              (88)               54

         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes that the hedges are highly effective.

11. INCOME TAXES:

         The Company intends to maintain its qualification as a REIT under
Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of REIT taxable income to its shareholders. Accordingly, the Operating Partnership does not believe that it will be liable for current income taxes on the Company's REIT taxable income at the Federal level or in most of the states in which it operates. Additionally, in conjunction with the Operating Partnership's agreement with COPI, the Operating Partnership consolidated certain taxable REIT subsidiaries (the "TRS"), which are subject to federal and state income tax. The Operating Partnership's $3,900 total consolidated income tax benefit at June 30, 2002 includes tax expense

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


related to the operations of the TRS of $2,800, offset by a tax benefit of $6,700. The $6,700 benefit results from the temporary difference between the financial reporting basis and the respective tax basis of the hotel leases acquired as part of the Operating Partnership's agreement with COPI. This temporary difference will be reversed over an estimated five-year period, which is the remaining lease term of the hotel leases. Cash paid for income taxes totaled approximately $11,000 for the six months ended June 30, 2002.

         The Operating Partnership's total net tax asset of approximately $37,700 includes $20,900 of net deferred tax assets and a $16,800 net current tax asset at June 30, 2002. The tax effects of each type of temporary difference that give rise to a significant portion of the $20,900 deferred tax asset are as follows:

Deferred recognition of DMDC club membership revenue      $ 26,800
Recognition of development land cost of sales at DMDC
   and TWLC                                                (10,500)
Recognition of hotel lease cost                              6,700
Other                                                       (2,100)
                                                          --------
Total deferred tax asset                                  $ 20,900
                                                          ========

         The Operating Partnership recognizes deferred tax assets only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. As of June 30, 2002, no valuation allowances have been recorded.

         The $16,800 net current tax asset results primarily from anticipated tax refunds related to recognition of a net operating loss carryback and 2001 overpayments of $11,700 for DMDC and cash paid for income taxes of $11,000, offset by $5,900 current taxes payable.

12. MINORITY INTEREST:

         Minority interest in real estate partnerships represents joint venture or preferred equity partners' proportionate share of the equity in certain real estate partnerships. The Operating Partnership holds a majority (50% or greater) controlling interest in the real estate partnerships and thus, consolidates the accounts into the Operating Partnership. Income in the real estate partnerships is allocated to minority interest based on weighted average percentage ownership during the year.

13. SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY AND INTRACOMPANY LOAN:

SALE OF CLASS A UNITS IN FUNDING IX

         During the year ended December 31, 2000, the Operating Partnership formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. As of June 30, 2002, Funding IX held seven Office Properties and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         Also during the year ended December 31, 2000, GMAC Commercial Mortgage Corporation ("GMACCM") purchased $275,000 of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units are redeemable at the option of the Operating Partnership at the original purchase price. As of December 31, 2000, approximately $56,600 of the Class A Units had been redeemed from GMACCM by the Operating Partnership. No redemptions occurred during the year ended December 31, 2001. During the six months ended June 30, 2002, the Operating Partnership redeemed approximately $187,000 of the Class A Units, reducing to $31,400 the amount of Class A Units held by GMACCM. The Class A Units initially received a preferred variable-rate dividend calculated at LIBOR plus 450 basis points. Beginning March 16, 2002, the preferred variable-rate dividend increased to LIBOR plus 550 basis points, which resulted in a dividend rate of approximately 7.34% per annum as of June 30, 2002.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


IMPACT ON FINANCIAL STATEMENTS OF INTRACOMPANY LOAN

         As of June 30, 2002, Funding IX had loaned a total of $281,107 from the net proceeds from the sale of the Class A Units and a portion of the net proceeds of the sale of one of the Properties held by Funding IX to Crescent SH IX, Inc. ("SH IX"), for the purchase of common shares of the Company. The note, which is included in Notes Receivable, Net, bears interest based on the dividends paid on the common shares held by SH IX, a wholly-owned subsidiary of the General Partner, and matures on March 15, 2003. SH IX is required to repay the loan, plus any accrued and unpaid interest, at that time. SH IX will receive the funds to repay the loan from the Company, pursuant to an agreement that requires the Company to repurchase, on or before March 15, 2003, the common shares of the Company held by SH IX. The Company will receive the funds to repurchase the common shares from SH IX from the Operating Partnership, pursuant to the limited partnership agreement of the Operating Partnership, which requires the Operating Partnership to repurchase from the Company a corresponding portion of the Company's limited partnership interest at such time as the Company repurchases shares. A portion of the proceeds received by Funding IX for the repayment of the principal amount of the note will be used to redeem Class A Units.

         As of June 30, 2002, the annual interest rate on the note was approximately 7.72%. For the six months ended June 30, 2002, the Operating Partnership recognized interest income of $10,800 on the note. The repurchased common shares will be held in SH IX until all the Class A Units are redeemed. The Company, as a partner of the Operating Partnership, receives quarterly distributions from the Operating Partnership, which it then uses to make distributions to it shareholders. Distributions on these repurchased common shares will continue to be paid by the Company to SH IX, as a shareholder of the Company, and will be used by SH IX to make payments of interest due to Funding IX on the loan. Funding IX in turn will use these funds to pay dividends on the Class A Units.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                 AFTER ELIMINATION OF
                                                 GAAP PRESENTATION                INTRACOMPANY LOAN
                                           -----------------------------     -----------------------------
BALANCE SHEET DATA:                          JUNE 30,       DECEMBER 31,       JUNE 30,       DECEMBER 31,
                                               2002             2001             2002             2001
                                           ------------     ------------     ------------     ------------
Total assets                               $  4,703,294     $  4,422,826     $  4,419,504     $  4,138,102

                                                 SIX MONTHS ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                                 2002         2001         2002         2001
                                               --------     --------     --------     --------
OPERATING DATA:
Total Revenues                                 $525,026     $382,844     $514,177     $366,940
Operating income                                 36,488       62,899       25,639       46,995
Net income                                       40,119       67,933       29,270       52,029
Income available to partners before              39,034       73,201       28,185       57,297
    discontinued operations,
    extraordinary item and cumulative
    effect of a change in accounting
    principle
Basic earnings per unit(1):
    Income available to partners before        $   0.59     $   1.08     $   0.43     $   0.84
      discontinued operations,
      extraordinary item and cumulative
      effect of a change in accounting
      principle
Diluted earnings per unit(1):
    Income available to partners               $   0.59     $   1.06     $   0.42     $   0.83
      before discontinued operations,
      extraordinary item and cumulative
      effect of a change in accounting
      principle

(1) The weighted average units used to calculate basic and diluted earnings per unit include the common shares of the Company held in SH IX of 14,468,623 (7,234,312 equivalent units) for the six months ended June 30, 2002 and 2001. The adjusted basic and diluted earnings per unit after the elimination of the intracompany loan exclude the common shares of the Company held in SH IX.

14. PARTNERS' CAPITAL:

         Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the six months ended June 30, 2002, there were 3,287 units exchanged for 6,574 common shares of the Company.

SHARE REPURCHASE PROGRAM

         The Company commenced its Share Repurchase Program in March 2000. On October 15, 2001, the Company's Board of Trust Managers increased from $500,000 to $800,000 the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"). As of June 30, 2002, the Company had repurchased 20,256,423 common shares, at an aggregate cost of approximately $386,615, resulting in an average repurchase price of $19.09 per common share. The repurchase of common shares by the Company will decrease the Company's limited partner interest, which will result in an increase in net income per unit.

         The following table shows a summary of the Company's common share repurchases by year, as of June 30, 2002.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                          AVERAGE
                                                          TOTAL          PRICE PER
                                      SHARES              AMOUNT        COMMON SHARE
                                   ------------        ------------     ------------
2000                                 14,468,623        $    281,061     $      19.43
2001                                  4,287,800              77,054            17.97
Six months ended June 30, 2002        1,500,000              28,500            19.00
                                   ------------        ------------     ------------
Total                                20,256,423(1)     $    386,615     $      19.09
                                   ============        ============     ============

----------

(1) Additionally, 14,530 of the Company's common shares were repurchased outside of the Share Repurchase Program as part of an executive incentive program.

         The Operating Partnership expects the Share Repurchase Program to continue to be funded through a combination of debt, equity, joint venture capital and selected asset disposition alternatives available to the Operating Partnership. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

SERIES A PREFERRED OFFERING

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering") of an additional 2,800,000 shares of 6 3/4% Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") at an $18.00 per share price and with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $50,400. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. The Series A Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption and may not be redeemed before February 18, 2003, except in order to preserve the Company's status as a REIT. On or after February 13, 2003, the Series A Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated accrued and unpaid distribution. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing May 15, 2002. The annual fixed dividend is $1.6875 per share. In connection with the April 2002 Series A Preferred Offering, the Operating Partnership issued additional Series A Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $2,200, of approximately $48,200. The net proceeds from the April 2002 Series A Preferred Offering were used by the Operating Partnership to redeem Class A Units from GMACCM.

SERIES B PREFERRED OFFERING

         On May 17, 2002, the Company completed an offering (the "May 2002 Series B Preferred Offering") of 3,000,000 shares of 9.50% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $75,000. The Series B Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption, are not convertible into any other securities of the Company and may not be redeemed before May 17, 2007, except in order to preserve the Company's status as a REIT. On or after May 17, 2007, the Series B Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated, accrued and unpaid distributions. Dividends on the Series B Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing August 15, 2002. The annual fixed dividend is $2.375 per share. In connection with the May 2002 Series B Preferred Offering, the Operating Partnership issued Series B Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $2,700, of approximately $72,300. The net proceeds from the May 2002 Series B Preferred Offering were used by the Operating Partnership to redeem Class A Units from GMACCM.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         On June 6, 2002, an additional 400,000 Series B Preferred Shares were sold (the "June 2002 Series B Preferred Offering") resulting in gross proceeds to the Company of approximately $10,000. In connection with the June 2002 Series B Preferred Offering, the Operating Partnership issued additional Series B Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $400, of approximately $9,600. The net proceeds from the June 2002 Series B Preferred Offering were used by the Operating Partnership to redeem Class A Units from GMACCM.

DISTRIBUTIONS

         The following table summarizes the distributions paid or declared to unitholders during the six months ended June 30, 2002.


                                                               TOTAL            RECORD          PAYMENT       ANNUAL
             SECURITY                    DISTRIBUTION          AMOUNT            DATE            DATE      DISTRIBUTION
             --------                    ------------          ------            ----            ----      ------------

Units                                   $       0.750      $    49,706(1)       1/31/02         2/15/02     $    3.00
Units                                           0.750           49,825(1)       4/30/02         5/15/02          3.00
Units                                           0.750           49,295(1)       7/31/02         8/15/02          3.00
6 3/4% Series A Preferred Units                 0.422            3,375          1/31/02         2/15/02        1.6875
6 3/4% Series A Preferred Units(2)              0.422            4,556          4/30/02         5/15/02        1.6875
6 3/4% Series A Preferred Units                 0.422            4,556          7/31/02         8/15/02        1.6875
9.5% Series B Preferred Units(3)                0.587            1,996          7/31/02         8/15/02         2.375



----------

(1) As of June 30, 2002, the Company was holding 14,468,623 of its common shares in SH IX. These distribution amounts include $5,426 for each of the distributions paid, or to be paid, on February 15, 2002, and May 15, 2002, and August 15, 2002, related to these common shares.

(2) See "Series A Preferred Offering" above for a description of issuance of additional shares.

(3)  See "Series B Preferred Offering" above for a description of this offering.

15. RELATED PARTY TRANSACTIONS:

DBL HOLDINGS, INC

         As of June 30, 2002, the Operating Partnership owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. Originally, Mr. Goff contributed his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443 for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc. and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in MVDC and HADC. At June 30, 2002, Mr. Goff's book value in DBL was approximately $402.

         Since June 1999, the Operating Partnership has contributed approximately $23,800 to DBL, in the form of cash and loans. These funds were used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. The day-to-day operations of G2 are managed jointly by an affiliate of GMACCM and a division of GMSP headquartered in Greenwich, Connecticut and overseen by Hugh Balloch, a principal of GMSP who is unrelated to the Operating Partnership. The ownership structure of the entity that ultimately controls GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and 50% by John Goff. Mr. Rainwater is also a limited partner of GMSP. At June 30, 2002, DBL had an approximately $14,500 investment in G2 and had repaid in full the loans from the Operating Partnership.

         In March 1999, DBL-CBO, Inc. acquired an aggregate of $6,000 in principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. Juniper 1999-1 Class C-1 is the privately placed equity interest of a collateralized bond obligation. During the six months ended June 30, 2002, the Operating Partnership recognized an impairment charge related to this investment of $5,200. As a result of this impairment charge at June 30, 2002 this investment was valued at $0.

COPI COLORADO, L. P.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to the Operating Partnership, in lieu of foreclosure, COPI's 60% general partner interest in COPI Colorado which owns 10% of the voting stock in CRDI. As a result, the Operating Partnership increased its ownership interest in CRDI from 90% to 96%. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, owns a 2.0% voting interest in CRDI with a cost basis of $410 and the remaining 2.0% voting interest is owned by a third party.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of June 30, 2002, the Operating Partnership had approximately $36,600 of recourse loans outstanding (including approximately $4,100 loaned during the six months ended June 30, 2002) to certain employees and trust managers of the Company. The loans were made pursuant to the Company's stock incentive plans and unit incentive plans in accordance with agreements approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. According to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, had a loan representing approximately $26,300 of the $36,600 total outstanding loans at June 30, 2002.

         Every month, Federal short-term, mid-term and long-term rates (Applicable Federal Rates) are determined and published by the IRS based upon average market yields of specified maturities. The loans granted during the six months ended June 30, 2002 were granted at the Applicable Federal Rate of 2.7%, which reflects a below prevailing market interest rate; therefore, the Operating Partnership recorded approximately $100 of compensation expense for the six months ended June 30, 2002. As of June 30, 2002, approximately $200 of current interest was outstanding related to these loans. No conditions exist at June 30, 2002 which would cause any of the loans to be in default.

         See "Note 17. Subsequent Events" for a description of amendments to the terms of these loans subsequent to June 30, 2002.

DEBT OFFERING

         On April 15, 2002, the Operating Partnership completed a private offering of $375,000 in senior, unsecured notes due 2009, $50,000 of which were purchased by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and his affiliates and family members (the "Rainwater Group"). The notes bear interest at 9.25% and were issued at 100% of issue price. The Operating Partnership has agreed to register the notes issued to the Rainwater Group for resale. See "Note 8. Notes Payable and Borrowings under Fleet Facility" for additional information regarding the offering and the notes.

OTHER

         On June 28, 2002, the Operating Partnership purchased and is holding for sale, the home of an executive officer of the Company for approximately $2,650, which approximates fair market value of the home. This purchase was part of the officer's relocation agreement with the Operating Partnership.

16. COPI:

         In April 1997, the Operating Partnership established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed in a spin-off, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997.

         COPI was formed to become a lessee and operator of various assets to be acquired by the Operating Partnership and to perform the intercompany agreement between COPI and the Operating Partnership, pursuant to which each party agreed to provide the other with rights to participate in certain transactions. The Company was not permitted to operate or lease these assets under the tax laws in effect and applicable to REITs at that time. In connection with the formation and capitalization of COPI, and the subsequent operations and investments of COPI since 1997, the Operating Partnership made loans to COPI under a line of credit and various term loans.

         On January 1, 2001, The REIT Modernization Act became effective. This legislation allows the Company, through its subsidiaries, to operate or lease certain of its investments that had previously been operated or leased by COPI.

         On February 14, 2002, the Operating Partnership executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, substantially all of COPI's voting interests in three of the Operating Partnership's Residential Development Corporations and other assets. The Operating Partnership agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Operating Partnership were reduced by $23,600 and its

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


debt obligations were reduced by $40,100. These amounts include $18,300 of value attributed to the lessee interests transferred by COPI to the Operating Partnership; however, in conformity with GAAP, the Operating Partnership assigned no value to these interests for financial reporting purposes.

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

         The Agreement provides that COPI and the Operating Partnership will jointly seek to have a pre-packaged bankruptcy plan for COPI reflecting the terms of the Agreement approved by the bankruptcy court. Under the Agreement, the Operating Partnership has agreed to provide approximately $14,000 to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Operating Partnership estimates that the value of the common shares that will be issued to the COPI stockholders will be between approximately $5,000 to $8,000. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary substantially from the estimated amount.

         In addition, the Operating Partnership has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15,000 obligation to Bank of America, together with any accrued interest. The Operating Partnership expects to form and capitalize a new entity ("Crescent Spinco"), to be owned by the shareholders of the Company. Crescent Spinco then would purchase COPI's interest in AmeriCold Logistics for between $15,000 and $15,500. COPI has agreed that it will use the proceeds of the sale of the AmeriCold Logistics interest to repay Bank of America in full.

         COPI obtained the loan from Bank of America primarily to participate in investments with the Operating Partnership. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John
C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, enter into a support agreement with COPI and Bank of America. Pursuant to the support agreement, Messrs. Rainwater and Goff agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and if the net proceeds of an offering of COPI securities were insufficient to allow COPI to repay Bank of America in full. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur.

       Completion and effectiveness of the pre-packaged bankruptcy for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.

17. SUBSEQUENT EVENTS

OFFICE PROPERTY DISPOSITION

         On August 1, 2002, the Operating Partnership completed the sale of the 6225 North 24th Street Office Property in Phoenix, Arizona. The sale generated net proceeds of approximately $9,000 and a net gain of approximately $1,300. The proceeds from the sale of the 6225 North 24th Street Office Property were used to redeem Class A Units from GMACCM. This Office Property was wholly-owned by the Operating Partnership and was included in the Operating Partnership's Office Segment.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         On July 29, 2002, the loans made pursuant to the Company's stock incentive plans and the Operating Partnership's unit incentive plans were amended to extend the remaining terms of the loans until July 2012 and to stipulate that every three years the interest rate on the loans will be adjusted to the AFR applicable at that time for a three year loan.
Additionally, the employees and trust managers have been given the option to fix the interest rate for each of the loans at the AFR applicable at that time for a loan with a term equal to the remaining term of the loan. The Operating Partnership estimates that the one-time compensation expense related to these amendments is approximately $1,800. Effective July 29, 2002, the Company and the Operating Partnership will no longer make available to employees and trust managers loans pursuant to the Company's stock incentive plan or the Operating Partnership's unit incentive plan.

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

o Financing risks, such as the Operating Partnership's ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable-rate debt, the ability to meet financial covenants and the ability to fund the share repurchase program and the ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

o The inability of the Operating Partnership to obtain the confirmation of a pre-packaged bankruptcy plan of COPI binding all creditors and stockholders;

o The inability of the Operating Partnership to complete the distribution to its unitholders of the shares of a new entity to purchase the AmeriCold tenant interest from COPI;

o Further or continued adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy which may further jeopardize the ability of the Operating Partnership's tenant to pay all current and deferred rent due to the Operating Partnership);

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)

                              RESULTS OF OPERATIONS

                  The following table shows the Operating Partnership's financial data as a percentage of total revenues for the three and six months ended June 30, 2002 and 2001 and the variance in dollars between the three and six months ended June 30, 2002 and 2001. See "Note 6. Segment Reporting" included in "Item 1. Financial Statements" for financial information about the investment segments.


                                               FINANCIAL DATA AS A PERCENTAGE OF TOTAL REVENUES
                                               ------------------------------------------------

                                                  FOR THE THREE MONTHS     FOR THE SIX MONTHS     TOTAL VARIANCE IN DOLLARS BETWEEN
                                                     ENDED JUNE 30,          ENDED JUNE 30,        THREE MONTHS         SIX MONTH
                                                  ------------------       ------------------     ENDED JUNE 30,      ENDED JUNE 30,
                                                   2002        2001         2002       2001       2002 AND 2001       2002 AND 2001
                                                  ------      ------       ------     -------     --------------      --------------
REVENUE:
  Office Property                                   49.3%       78.8%        54.3%      80.5         $(13.9)             $(23.2)
  Resort/Hotel Property                             18.6         8.2         17.5        8.4           37.4                59.9
  Residential Development Property                  29.6          --         25.3         --           85.0               133.1
  Interest and other income                          2.5        13.0          2.8       11.1          (18.3)              (27.6)
                                                  ------      ------       ------     ------         ------              ------
    TOTAL REVENUE                                  100.0%      100.0%        99.9%     100.0         $ 90.2              $142.2
                                                  ------      ------       ------     ------         ------              ------


EXPENSE:
  Office Property operating expense                 21.9%       33.9%        24.5%      34.7%        $ (4.0)             $ (4.4)
  Resort/Hotel Property expense                     14.7          --         12.6         --           42.2                66.1
  Residential Development Property expense          26.8          --         22.7         --           77.0               119.2
  Corporate general and administrative               1.8         3.5          2.2        3.2           (1.6)               (0.4)
  Interest expense                                  16.1        23.8         16.8       24.6           (0.3)               (5.6)
  Amortization of deferred financing costs           0.9         1.2          1.0        1.2            0.4                 0.3
  Depreciation and amortization                     12.3        15.4         13.1       15.8            4.9                 8.7
  Impairment and other charges related to
         real estate assets                           --         6.7           --        4.0          (13.2)              (15.3)
                                                  ------      ------       ------     ------         ------              ------
    TOTAL EXPENSE                                   94.5%       84.5%        92.9%      83.5%        $105.4              $168.6
                                                  ------      ------       ------     ------         ------              ------
OPERATING INCOME                                     5.5%       15.5%         7.0%      16.5%        $(15.2)             $(26.4)
                                                  ------      ------       ------     ------         ------              ------

OTHER INCOME AND EXPENSE:
  Equity in net income (loss) of
         unconsolidated companies:
    Office properties                                0.5%        0.6%         0.5%       0.6%        $  0.3              $  0.5
    Residential development properties               2.2         4.9          3.6        5.3           (3.6)               (1.7)
    Temperature-controlled logistics properties     (0.1)        0.9         (0.1)       1.1           (2.0)               (5.1)
    Other                                           (0.2)       (0.3)        (0.9)       0.3            0.2                (5.7)
                                                  ------      ------       ------     ------         ------              ------
    TOTAL EQUITY IN NET INCOME FROM
      UNCONSOLIDATED COMPANIES                       2.4%        6.1%         3.1%       7.3%        $ (5.1)             $(12.0)

  Loss on property sales, net                         --        (0.3)          --       (0.1)           0.7                 0.4
                                                  ------      ------       ------     ------         ------              ------
    TOTAL OTHER INCOME AND EXPENSE                   2.4%        5.8%         3.1%       7.2%        $ (4.4)             $(11.6)
                                                  ------      ------       ------     ------         ------              ------

INCOME BEFORE MINORITY INTERESTS, INCOME TAXES,
  DISCONTINUED OPERATIONS, CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE AND
  EXTRAORDINARY ITEM                                 7.9%       21.3%        10.0%      23.7%        $(19.6)             $(38.0)
      Minority interests                             (12)       (2.6)        (1.7)      (2.8)           1.7                 2.0
      Income tax (expense) benefit                  (0.2)         --          0.7         --           (0.4)                3.9
                                                  ------      ------       ------     ------         ------              ------

INCOME BEFORE DISCONTINUED OPERATIONS,
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM        6.5%       18.7%        9.0 %      20.9%        $(18.3)             $(32.1)
  Discontinued operations - income
    and gain on assets sold and held for sale        0.2          --          0.8         --            0.5                 4.1
  Cumulative effect of a change in
         accounting principle                         --          --         (2.2)        --             --               (11.8)
  Extraordinary item - extinguishment of debt         --        (5.7)          --       (3.2)          12.2                12.2
                                                  ------      ------       ------     ------         ------              ------

NET INCOME                                           6.7%       13.0%         7.6%      17.7%        $ (5.6)             $(27.6)
  6 3/4% Series A Preferred Unit distributions      (1.5)       (1.7)        (1.4)      (1.7)          (0.8)               (0.8)
  9 1/2% Series A Preferred Unit distributions      (0.2)         --         (0.2)        --           (1.0)               (1.0)
                                                  ------      ------       ------     ------         ------              ------

NET INCOME AVAILABLE TO PARTNERS                     5.0%       11.3%         6.0%      16.0%        $ (7.4)             $(29.4)
                                                  ======      ======       ======     ======         ======              ======


               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001

Revenue

         Total revenues increased $90.2 million, or 46.0%, to $287.3 million for the quarter ended June 30, 2002, as compared to $197.1 million for the quarter ended June 30, 2001. The components of the increase are:

         o an increase in Residential Development Property Revenue of $85.0 million due to the consolidation of three Residential Development Corporations beginning on February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recorded its share of earnings under the equity method); and

         o an increase in Resort/Hotel Property revenue of $37.4 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning on February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recognized lease payments related to these Properties); partially offset by

         o a decrease in interest and other income of $18.3 million primarily attributable to:

                  o the collection of $5.0 million from Charter Behavioral Health Systems ("CBHS") in 2001 on a working capital loan that was previously expensed in conjunction with the recapitalization of CBHS;

                  o gain recognized on marketable securities of $6.0 million; and

                  o interest income of $2.5 million relating to interest earned on a loan that originated in March 2000 from the Operating Partnership to Crescent SH IX ("SH IX") in connection with the repurchase of 14,468,623 of the Company's common shares;

                  o development fee and lease commission revenue from Five Houston Center Office Property of $1.7 million received in the second quarter of 2001; and

         o a decrease in Office Property revenue of $13.9 million primarily due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001.

Expense

         Total expense increased $105.4 million, or 63.3%, to $271.8 million for the three months ended June 30, 2002, as compared to $166.4 million for the three months ended June 30, 2001. The primary components of this increase are:

         o an increase in Residential Development Property expense of $77.0 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recorded its share of earnings under the equity method); and

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)

         o an increase in Resort/Hotel Property expense of $42.2 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recognized lease payments related to these Properties); partially offset by

         o a decrease due to the recognition in the second quarter of 2001 of $13.2 million due to the impairment charges relating to the behavioral healthcare properties of $1.2 million and the impairment of $12.0 million relating to the conversion of the Operating Partnership's preferred interest in Metropolitan Partners, LLC into common shares of Reckson Associates Realty Corp.; and

         o a decrease in Office Property Operating expense of $4.0 million primarily due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001.

Other Income and Expense

         Other income decreased $4.5 million, or 39.8%, to $6.8 million for the three months ended June 30, 2002, as compared to $11.3 million for the three months ended June 30, 2001, as a result of:

         o a decrease in equity in net income of unconsolidated companies of $5.2 million, primarily due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recorded its interests in the Residential Development Corporations under the equity method); partially offset by

         o an increase due to the recognition in 2001 of a $0.7 million loss on property sales.

Income Tax Expense

         The Operating Partnership recognized consolidated income tax expense of $0.4 million for the three months ended June 30, 2002, primarily related to Resort/Hotel and Residential Development operations. Because these operations were not consolidated for the three months ended June 30, 2001, no consolidated income tax expense was recognized for that period.

Discontinued Operations

         The income from discontinued operations from assets sold and held for sale increased $0.5 million, or 500.0%, to $0.6 million for the three months ended June 30, 2002, compared to $0.1 million for the three months ended June 30, 2001. This increase is primarily due to:

         o a gain on disposals of $1.7 million, net of minority interest, primarily due to the sale of two consolidated Office Properties in the Woodlands in the second quarter of 2002; partially offset by

         o an impairment charge of $1.0 million in the second quarter of 2002 related to the Washington Harbour II land held for sale, representing the difference between the carrying value and the estimated sales price less costs of the sale for this land.

Extraordinary Item

         In May 2001, $12.2 million of deferred financing costs were written-off due to the early extinguishment of the Operating Partnership's credit facility with UBS. The recognition of the write-off

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


was treated as an Extraordinary Item for the three months ended June 30, 2001. No such event or write-off occurred during the three months ended June 30, 2002.

SEGMENT ANALYSIS

Office Segment


                                            FOR THE THREE MONTHS
                                                ENDED JUNE 30,                   VARIANCE
                                           -----------------------       -----------------------
(in millions)                                2002           2001            $                 %
-------------                              --------       --------       --------           ----
Office Property Revenue                    $  141.5       $  155.4       $  (13.9)          -8.9%
Office Property Operating Expense              62.8           66.8           (4.0)          -6.0%
Equity in Earnings of Unconsolidated
   office properties                            1.5            1.2            0.3            25.0%


         The components of the decrease in Office Property revenues are as follows:

                  o decreased revenue of $12.3 million due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001; and

                  o decreased other revenue of $1.7 million primarily related to a decrease in lease termination fees.

                           The primary components of the decrease in Office Property operating expense are as follows:

                  o decreased expenses of $4.4 million due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001; and

                  o decreased office property utility expense of $3.3 million due to lower rates as a result of a one-year energy contract effective beginning in the first quarter of 2002 for certain Texas Properties; partially offset by

                  o increased operating expenses of $3.7 million attributable to security, insurance and the timing of repairs and maintenance.

Resort/Hotel Segment

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. The financial statements reflect the consolidation of the operations for these eight Resort/Hotel Properties for the period February 14, 2002 through June 30, 2002. Revenues prior to February 14, 2002 represent lease payments to the Operating Partnership.


                                          FOR THE THREE MONTHS
                                              ENDED JUNE 30,                VARIANCE
                                        ------------------------       -------------------
(in millions)                             2002            2001            $             %
-------------                           --------        --------       --------         --
Resort/Hotel Property Revenue           $   53.5        $   16.1
Resort/Hotel Property Expense              (42.2)             --
                                        --------        --------       --------         ==
Net Operating Income                    $   11.3        $   16.1       $   (4.8)        30%
                                        ========        ========       ========         ==

         The decrease in Resort/Hotel Property net operating income is primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties in 2002 as compared to the recognition of lease payments from the Properties in 2001. In addition, net operating income decreased as a result of the following:

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


                  o decreases in occupancy from 65% to 63% and revenue per available room from $304 to $280 (7.9% decrease) at the luxury and destination fitness resorts and spas.

Residential Development Segment

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, substantially all of COPI's voting interests in three of the Residential Development Corporations: TWLC, DMDC and CRDI. The Operating Partnership fully consolidated the operations of the three Residential Development Corporations beginning on the dates of the asset transfers.


                                                FOR THE THREE MONTHS
                                                    ENDED JUNE 30,                   VARIANCE
                                               ------------------------        ------------------------
(in millions)                                     2002           2001            $              %
-------------                                  --------        --------       --------        --------
Residential Development Property Revenue       $   85.0        $     --
Residential Development Property Expense          (77.0)             --

Depreciation/Amortization                          (1.9)             --
Equity in net income of Unconsolidated
   Residential Development Properties               6.2             9.7
Minority Interests                                 (1.2)             --
Income Tax Provision                               (1.6)             --
                                               --------        --------       --------        --------
Operating Results                              $    9.5        $    9.7       $   (0.2)          -2.1%
                                               ========        ========       ========        ========

         The primary components of the decrease in Residential Development Property net operating income are:

         o lower lot and commercial land sales of $5.0 million at the Woodlands Land Company; and

         o a change in presentation of capitalized interest of $2.6 million, due to consolidation of DMDC and CRDI; partially offset by

         o        higher lot and unit sales of $6.9 million at CRDI and DMDC.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


Temperature-Controlled Logistics Segment


                                                  FOR THE THREE MONTHS
                                                      ENDED JUNE 30,                 VARIANCE
                                                  ----------------------       ---------------------
(in millions)                                      2002            2001          $              %
-------------------------------------------       -------        -------       -------        ------
Equity in earnings (loss) of unconsolidated
Temperature-Controlled Logistics Properties       $  (0.4)       $   1.6       $  (2.0)       -125.0%

         The decrease in equity in earnings of unconsolidated Temperature-Controlled Logistics Properties is primarily due to the Operating Partnership's $2.5 million portion of deferred rent recorded in the second quarter of 2002 compared with the Operating Partnership's $1.5 million portion of deferred rent recorded in the second quarter of 2001, and $1.0 million related to the change in base rent recognition from straight-line to seasonal for the year.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

Revenues

         Total revenues increased $142.2 million, or 37.1%, to $525.0 million for the six months ended June 30, 2002, as compared to $382.8 million for the six months ended June 30, 2001. The components of the increase are:

         o an increase in Residential Development Property Revenue of $133.1 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recorded its share of earnings under the equity method); and

         o an increase in Resort/Hotel Property revenue of $59.9 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recognized lease payments related to these Properties); partially offset by

         o a decrease in Office Property revenue of $23.2 million primarily due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001; and

         o a decrease in interest and other income of $27.6 million, primarily due to:

                  o the collection of $6.8 million from CBHS in 2001 on a working capital loan that was previously expensed in conjunction with the recapitalization of CBHS;

                  o gain recognized on the sale of marketable securities of $6.5 million in the second quarter of 2001;

                  o interest income of $5.1 million relating to interest earned on a loan that originated in March 2000 from the Operating Partnership to SH IX in connection with the repurchase of 14,468,623 of the Company's common shares;

                  o the recognition in 2001 of $2.8 million of interest income on COPI notes;

                  o the recognition in 2001 of $1.8 million in lease commission and development fee revenue for Five Houston Center Office Property; and

                  o a decrease in interest income of $1.5 million in 2002 related to lower escrow balances due to plaza renovations at an Office Property.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)

Expense

         Total expense increased $168.6 million, or 52.7%, to $488.6 million for the six months ended June 30, 2002, as compared to $320.0 million for the six months ended June 30, 2001. The primary components of this increase are:

         o an increase in Residential Development Property expense of $119.2 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recorded its share of earnings under the equity method); and

         o an increase in Resort/Hotel Property expense of $66.1 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recognized lease payments related to these Properties); partially offset by

         o a decrease due to the recognition in 2001 of $15.3 million primarily due to impairment charges relating to behavioral healthcare properties of $3.4 million and the impairment of $12.0 million relating to the conversion of the Operating Partnership's preferred interest in Metropolitan Partners, LLC into common shares of Reckson Associates Realty Corp.;

         o a decrease in interest expense of $5.6 million primarily attributable to a decrease in the weighted average interest rate of 38 basis points (from 8.07% to 7.69%), or $4.5 million of interest expense, due to the debt refinancing in May of 2001 and lower LIBOR rates, and a decrease of $2.6 million attributable to a higher capitalized interest amount in 2002, partially offset by an increase of $1.0 million due to a $21.0 million increase in the average debt balance, from $2,398.0 million to $2,419.0 million; and

         o a decrease in Office Property operating expense of $4.4 million primarily due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001.

Other Income and Expense

         Other income decreased $11.7 million, or 41.9%, to $16.2 million for the six months ended June 30, 2002, as compared to $27.9 million for the six months ended June 30, 2001, primarily as a result of a decrease in equity in net income of unconsolidated companies of $12.1 million, primarily due to the $5.2 million impairment of an investment in DBL Holdings, Inc., and the Operating Partnership's $2.1 million portion of Americold Logistics' deferral of rent payable and the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recorded its investment in the Residential Development Corporations under the equity method).

Income Tax Benefit

         The Operating Partnership's $3.9 million total consolidated income tax expense for the six months ended June 30, 2002 includes tax expense related to the operations of the Resort/Hotel and Residential Development Operations of $2.8 million, offset by a tax benefit of $6.7 million. The $6.7 million benefit results from the temporary difference between the financial reporting basis and the respective tax basis of the hotel leases acquired as part of the Operating Partnership's agreement with COPI. This temporary difference will be reversed over an estimated five-year period, which is the remaining lease term of the hotel leases.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)

Discontinued Operations

         The income from discontinued operations from assets held for sale increased $4.1 million, to $4.3 million for the six months ended June 30, 2002, compared to $0.2 million for the six months ended June 30, 2001. This increase is primarily due to:

         o a gain on disposals of $6.2 million, net of minority interest, attributable to the sales of the Cedar Springs Plaza Office Property and two Office Properties in the Woodlands in 2002; partially offset by

         o an impairment charge of $1.0 million in 2002 related to land held for development in 2002, now classified as held for sale. This amount represents the difference between the carrying value and the estimated sales price less costs of the sale for this property.

Cumulative Effect of a Change in Accounting Principle

         In conjunction with the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," the Operating Partnership reported a cumulative effect of a change in accounting principle for the six months ended June 30, 2002, which resulted in a charge of $11.8 million. This charge is due to an impairment (net of taxes) of the goodwill of the Temperature-Controlled Logistics Corporation and one of the Residential Development Corporations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this statement did not materially affect the Operating Partnership's interim or annual financial statements; however, for the three and six months ended June 30, 2002, financial statement presentation was modified to report the results of operations, including any gains or losses recognized in accordance with this statement, and the financial position of the Operating Partnership's real estate assets sold or classified as held for sale, as discontinued operations. As a result, the Operating Partnership has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

Extraordinary Item

         In May 2001, $12.2 million of deferred financing costs were written off due to the early extinguishment of the Operating Partnership's credit facility with UBS. The recognition of the write-off was treated as an Extraordinary Item for the six months ended June 30, 2001. No such event or write-off occurred during the six months ended June 30, 2002.

SEGMENT ANALYSIS

Office Segment


                                            FOR THE SIX MONTHS
                                               ENDED JUNE 30,                 VARIANCE
                                            --------------------        --------------------
(in millions)                                2002          2001           $               %
------------                                ------        ------        ------          ----
Office Property Revenue                     $285.0        $308.2        $(23.2)         -7.5%
Office Property Operating Expense            128.6         133.0          (4.4)         -3.3%
Equity in Earnings of Unconsolidated
   office properties                           2.8           2.3           0.5           21.7%

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


         The primary components of the decrease in Office Property revenue are as follows:

         o decreased revenue of $24.5 million due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001; and

         o decreased other revenue of $1.2 million primarily related to a decrease in lease termination fees; partially offset by

         o increased revenue of $2.5 million primarily as a result of increased full-service weighted average rental rates attributable to renewals at the Houston Center Office Property.

         The primary components of the decrease in Office Property operating expense are as follows:

         o decreased expenses of $8.7 million due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001; and

         o decreased office property utility expense of $6.3 million due to lower rates as a result of a one-year energy contract effective beginning in first quarter of 2002 for certain Texas Properties; partially offset by

         o increased operating expenses of $5.0 million, attributable to security and insurance and $5.3 million attributable to the timing of repairs and maintenance, and increased administrative expenses.

Resort/Hotel Segment

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. The financial statements reflect the consolidation of the operations for these eight Resort/Hotel Properties for the period February 14, 2002 through June 30, 2002. Revenues prior to February 14, 2002 represent lease payments to the Operating Partnership.



                                       FOR THE SIX MONTHS
                                         ENDED JUNE 30,                   VARIANCE
                                     ---------------------        ---------------------
(in millions)                         2002           2001           $              %
------------                         ------         ------        ------         ------
Resort/Hotel Property Revenue        $ 92.0         $ 32.1
Resort/Hotel Property Expense         (66.1)            --
                                     ------         ------        ------         ------
Net Operating Income                 $ 25.9         $ 32.1        $ (6.2)        -19.3%
                                     ======         ======        ======         ======

         The decrease in Resort/Hotel Property net operating income is primarily due to the consolidation of the operations of eight of the Resort Hotel Properties in 2002 as compared to the recognition of lease payments from these Properties in 2001. In addition net operating income decreased as a result of the following:


         o decreases in occupancy from 72% to 69% and decreases in revenue per available room/guest night from $349 to $329 (5.7% decrease) at the luxury and destination fitness resorts and spas; and

         o decreases in occupancy from 72% to 70%, and revenue per available room from $88 to $82 (6.8% decrease) at the business-class hotels.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


Residential Development Segment

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, substantially all of COPI's voting interests in three of the Residential Development Corporations: TWLC, DMDC and CRDI. The Operating Partnership fully consolidated the operations of the three Residential Development Corporations beginning on the dates of the asset transfers.


                                                 FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                VARIANCE
                                                ---------------------        -------------------
(in millions)                                    2002           2001           $             %
------------                                    ------         ------        ------        ------
Residential Development Property Revenue        $ 133.1        $   --
Residential Development Property Expense         (119.2)           --

Depreciation/Amortization                          (3.0)           --
Equity in net income of Unconsolidated
   Residential Development Properties              18.7          20.4
Minority Interests                                 (2.6)           --
Income Tax Provision                               (3.6)           --
                                                -------        ------        ------        ------
Operating Results                               $  23.4        $ 20.4        $  3.0          14.7%
                                                =======        ======        ======        ======

         The primary components of the increase in Residential Development Property net operating income are:

         o higher lot and unit sales of $6.9 million at CRDI and Desert Mountain and $0.7 million due to the gain recognized on the disposition of two properties at the Woodlands; offset by lower lot and commercial land sales at the Woodlands Land Company; and

         o change in presentation of capitalized interest of $3.9 million, due to the consolidation of DMDC and CRDI.

Temperature-Controlled Logistics Segment


                                                    FOR THE SIX MONTHS
                                                      ENDED JUNE 30,                      VARIANCE
                                                   -----------------------        ----------------------
(in millions)                                        2002            2001            $              %
-------------                                      -------         -------        -------         ------
Equity in earnings (loss) of unconsolidated
Temperature-Controlled Logistics Properties        $  (0.7)        $   4.4        $  (5.1)        -115.9%


         This decrease in equity in earning of unconsolidated Temperature-Controlled Logistics Properties is primarily due to the Operating Partnership's $3.7 million portion of the deferred rent in the first half of 2002 compared with the Operating Partnership's $1.5 million portion of deferred rent in the first half of 2001, and $1.0 million related to the change in base rent recognition from straight-line to seasonal for the year.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS


                                                      FOR THE SIX MONTHS ENDED
                                                              JUNE 30,
                                                      ------------------------
                                                         2002           2001         $ CHANGE
                                                        ------         ------        --------
(in millions)
Cash Provided by Operating Activities                   $114.4         $133.5         $(19.1)
Cash used in Investing Activities                         (0.6)         (68.7)          68.1
Cash used in Financing Activities                        (81.7)         (80.8)          (0.9)
                                                        ------         ------         ------
Increase (Decrease) in Cash and Cash Equivalents        $ 32.1         $(16.0)        $ 48.1
Cash and Cash Equivalents, Beginning of Period            31.6           38.6           (7.0)
                                                        ------         ------         ------
Cash and Cash Equivalents, End of Period                $ 63.7         $ 22.6         $ 41.1
                                                        ======         ======         ======

Operating Activities

         The Operating Partnership's cash provided by operating activities of $114.4 million is attributable to Property operations.

Investing Activities

         The Operating Partnership's cash used in investing activities of $0.6 million is primarily attributable to:

                  o $25.0 million of additional investment in unconsolidated companies, consisting primarily of investments in the upscale Residential Development Properties, particularly related to CRDI's investment in the Tahoe Mountain Resorts from January 1 through February 14, 2002;

                  o $18.0 million for capital expenditures for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for Resort/Hotel Properties;

                  o $18.0 million for the incremental and non-incremental revenue generating tenant improvement and leasing costs for office properties

                  o     $8.4 million for acquisition of office properties; and

                  o     $1.2 million for development of investment properties.

         The use of cash for investing activities is partially offset by:

                  o $38.2 million in cash resulting from the Operating Partnership's February 14, 2002 transaction with COPI;

                  o $20.4 million of net sales proceeds primarily attributable to the disposition of the Cedar Springs Office Property and the Woodlands Office Equity-95 Limited's ("WOE") sale of two Office Properties; and

                  o $8.3 million from return of investment in unconsolidated Residential Development Properties and Office Properties.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)



Financing Activities


         The Operating Partnership's use of cash for financing activities of $81.7 million is primarily attributable to:

                  o     net payments under the Fleet Facility of $256.5 million;

                  o purchases from GMACCM of preferred interests in a subsidiary of the Operating Partnership of $187.0 million;

                  o     distributions to common unitholders of $128.1 million;

                  o     a decrease in notes payable of $99.3 million;

                  o $10.0 million of deferred financing costs for $375.0 million senior, unsecured notes;

                  o distributions to the holder of preferred units of $8.6 million; and

                  o net capital distributions to joint venture partners of $7.6 million, primarily due to distributions to joint venture preferred equity partners.

         The use of cash for financing activities is partially offset by:

                  o gross proceeds of $375.0 from issuance of senior, unsecured notes;

                  o net proceeds of $81.9 from offering of Series B Preferred Units;

                  o net proceeds of $48.2 from offering of Series A Preferred Units; and

                  o     borrowings under the Fleet Facility of $110.0 million.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


LIQUIDITY REQUIREMENTS

         As of June 30, 2002, the Operating Partnership had unfunded capital expenditures of approximately $42.1 million relating to capital investments. The table below specifies the Operating Partnership's total capital expenditures relating to these projects, amounts funded as of June 30, 2002, amounts remaining to be funded, and short-term and long-term capital requirements.

                                                                               CAPITAL EXPENDITURES
                                                    AMOUNT                   ------------------------
(IN MILLIONS)                          TOTAL     FUNDED AS OF     AMOUNT     SHORT-TERM    LONG-TERM
                                      PROJECT      JUNE 30,     REMAINING     (NEXT 12       (12+
           PROJECT                    COST(1)       2002         TO FUND      MONTHS)(2)   MONTHS)(2)
           -------                    ------     ------------   ---------    -----------   ----------
RESIDENTIAL DEVELOPMENT SEGMENT
      Tahoe Mountain Resorts(3)       $110.0        $ (94.6)      $ 15.4       $ 15.4       $   --

OTHER
      SunTx(4)                        $ 19.0        $  (7.8)      $ 11.2       $  4.0       $  7.2
      Spinco(5)                         15.5             --         15.5         15.5           --
                                      ------        -------       ------       ------       ------
                                      $ 34.5        $  (7.8)      $ 26.7       $ 19.5       $  7.2
                                      ------        -------       ------       ------       ------
TOTAL                                 $144.5        $(102.4)      $ 42.1       $ 34.9       $  7.2
                                      ======        =======       ======       ======       ======

----------

(1)  All amounts are approximate.

(2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.

(3)  Includes development at Old Greenwood and Northstar Mountain Properties.

(4) This commitment is related to the Operating Partnership's investment in a private equity fund.

(5) The Operating Partnership has agreed to form and capitalize a separate entity to be owned by the Company's shareholders, and to cause the new entity to commit to acquire COPI's entire membership interest in AmeriCold Logistics.

         The Operating Partnership expects to fund its short-term capital requirements of approximately $34.9 million through a combination of cash, net cash flow from operations, construction financing, return of capital (investment) from the Residential Development Corporations and borrowings under the Fleet Facility (which has up to $247.4 million of availability as of June 30, 2002). The Operating Partnership plans to meet its maturing debt obligations during 2002 of approximately $201.2 million, primarily through additional borrowings under the Fleet Facility.

         The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, distributions to shareholders and unitholders, and additional expenses related to the COPI bankruptcy of approximately $9.9 million, primarily through cash flow provided by operating activities. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Operating Partnership expects to finance such requirements with available cash proceeds received from the sale or joint venture of Properties and borrowings under the Fleet Facility.

         The Operating Partnership expects to redeem the remaining approximately $31.4 million of Class A Units in Funding IX as of June 30, 2002 with the proceeds from sale or joint venture of Properties. In August 2002, the Operating Partnership redeemed approximately $8.9 million of the Class A Units with proceeds from sale of the 6225 North 24th Street Office Property.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


         The Operating Partnership's long-term liquidity requirements as of June 30, 2002 consist primarily of debt maturities after December 31, 2002, which totaled approximately $2.3 billion as of June 30, 2002. The Operating Partnership also has $7.2 million of long-term capital requirements. The Operating Partnership expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties.

         Debt and equity financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include:

     o Additional proceeds from the Fleet Facility, under which the Operating Partnership had up to $247.4 million of borrowing capacity as of June 30, 2002;

     o Additional proceeds from the refinancing of existing secured and unsecured debt;

     o   Additional debt secured by existing underleveraged properties;

     o   Issuance of additional unsecured debt;

     o   Equity offerings including preferred and/or convertible securities; and

     o   Proceeds from joint ventures and Property sales.

         The following factors could limit the Operating Partnership's ability to utilize these financing alternatives:

     o The reduction in net operating income of the Properties supporting the Fleet Facility to a level that would reduce availability under the line of credit;

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

         In addition to the Operating Partnership's liquidity requirements stated above, as of June 30, 2002, the Operating Partnership guaranteed or provided letters of credit related to approximately $41.0 million of unconsolidated debt and had obligations to potentially provide an additional $48.7 million in guarantees, primarily related to construction loans. See "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" and "Debt Financing Arrangements" included in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the Operating Partnership's unconsolidated investments and the underlying debt related to these investments.

COPI

         In April 1997, the Operating Partnership established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed in a spin-off, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997.

         COPI was formed to become a lessee and operator of various assets to be acquired by the Operating Partnership and to perform the intercompany agreement between COPI and the Operating Partnership, pursuant to which each party agreed to provide the other with rights to participate in certain transactions. The Company was not permitted to operate or lease these assets under the tax laws in effect and applicable to REITs at that time. In connection with the formation and capitalization of COPI, and the

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


subsequent operations and investments of COPI since 1997, the Operating Partnership made loans to COPI under a line of credit and various term loans.

         On January 1, 2001, The REIT Modernization Act became effective. This legislation allows the Company, through its subsidiaries, to operate or lease certain of its investments that had previously been operated or leased by COPI.

         On February 14, 2002, the Operating Partnership executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, substantially all of COPI's voting interests in three of the Operating Partnership's Residential Development Corporations and other assets. The Operating Partnership agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Operating Partnership were reduced by $23.6 million and its debt obligations were reduced by $40.1 million. These amounts include $18.3 million of value attributed to the lessee interests transferred by COPI to the Operating Partnership; however, in conformity with GAAP, the Operating Partnership assigned no value to these interests for financial reporting purposes.

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

         The Agreement provides that COPI and the Operating Partnership will jointly seek to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Operating Partnership has agreed to provide approximately $14.0 million to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Operating Partnership estimates that the value of the common shares that will be issued to the COPI stockholders will be between approximately $5.0 million to $8.0 million. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary substantially from the estimated amount.

         In addition, the Operating Partnership has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. The Operating Partnership expects to form and capitalize a new entity ("Crescent Spinco"), to be owned by the shareholders of the Company. Crescent Spinco then would purchase COPI's interest in AmeriCold Logistics for between $15.0 million and $15.5 million. Crescent Operating has agreed that it will use the proceeds of the sale of the AmeriCold Logistics interest to repay Bank of America in full.

         COPI obtained the loan from Bank of America primarily to participate in investments with the Operating Partnership. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John
C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, enter into a support agreement with COPI and Bank of America. Pursuant to the support agreement, Messrs. Rainwater and Goff agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and if the net proceeds of an offering of COPI securities were insufficient to allow COPI to repay Bank of America in full. Effective

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur.

       Completion and effectiveness of the pre-packaged bankruptcy for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.


SHARE REPURCHASE PROGRAM

         The Company commenced its Share Repurchase Program in March 2000. On October 15, 2001, the Company's Board of Trust Managers increased from $500.0 million to $800.0 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"). As of June 30, 2002, the Company had repurchased 20,256,423 common shares, at an aggregate cost of approximately $386.6 million, resulting in an average repurchase price of $19.09 per common share. The repurchase of common shares by the Company will decrease the Company's limited partner interest, which will result in an increase in net income per unit.

         The following table shows a summary of the Company's common share repurchases by year, as of June 30, 2002.

                                                                           AVERAGE
(in thousands)                                             TOTAL          PRICE PER
                                       SHARES              AMOUNT        COMMON SHARE
                                     ----------          ----------      ------------
2000                                 14,468,623          $    281.0       $    19.43
2001                                  4,287,800                77.1            17.97
Six months ended June 30, 2002        1,500,000                28.5            19.00
                                     ----------          ----------       ----------
Total                                20,256,423(1)       $    386.6       $    19.09
                                     ==========          ==========       ==========

----------

(1) Additionally, 14,530 of the Company's common shares were repurchased outside of the Share Repurchase Program as part of an executive incentive program.

         The Operating Partnership expects the Share Repurchase Program to continue to be funded through a combination of debt, equity, joint venture capital and selected asset disposition alternatives available to the Operating Partnership. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

PROPERTY DISPOSITIONS

Unconsolidated

         During the six months ended June 30, 2002, the Woodlands CPC sold two office properties located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $8.9 million, of which the Operating Partnership's portion was approximately $4.7 million. The sales generated a net gain of approximately $11.7 million, of which the Operating Partnership's portion was approximately $6.0 million. The proceeds received by the Operating Partnership were used primarily to pay down the existing line of credit.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


Consolidated

Office Segment

         On January 18, 2002, the Operating Partnership completed the sale of the Cedar Springs Plaza a wholly-owned Office Property in Dallas, Texas. The sale generated net proceeds of approximately $12.0 million and a net gain of approximately $4.5 million. The proceeds from the sale of the Cedar Springs Plaza a wholly-owned Office Property were used primarily to pay down the existing line of credit. The operations for this Property, as well as the gain recognized on the sale of this Property are included in "Discontinued Operations
- Income and Gain on Assets Sold or Held for Sale".

         On May 29, 2002, WOE, owned by the Operating Partnership and the Woodlands CPC, sold two consolidated Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $3.6 million of which the Operating Partnership's portion was approximately $3.2 million. The sale generated a net gain of approximately $1.9 million, of which the Operating Partnership's portion was approximately $1.7 million. The proceeds received by the Operating Partnership were used primarily to pay down the existing line of credit. These two Properties were consolidated, joint venture properties and were included in the Operating Partnership's Office Segment.

         As of June 30, 2002, Washington Harbour Phase II Land located in the Georgetown submarket of Washington, D.C. was considered held for sale. The Operating Partnership recognized an impairment charge of approximately $1.0 million on this land. After the recognition of this impairment, the carrying value of the land at June 30, 2002 was approximately $15.0 million. The land is wholly-owned by the Operating Partnership and is included in the Operating Partnership's Office Segment.

         On August 1, 2002, the Operating Partnership completed the sale of the 6225 North 24th Street Office Property in Phoenix, Arizona. The sale generated net proceeds of approximately $9.0 million and a net gain of approximately $1.3 million. The proceeds from the sale of the 6225 North 24th Street Office Property were used to redeem Class A Units from GMACCM. This Office Property was wholly-owned by the Operating Partnership and was included in the Operating Partnership's Office Segment.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


         The significant terms of the Operating Partnership's primary debt financing arrangement existing as of June 30, 2002 are shown below (dollars in thousands).

DEBT FINANCING ARRANGEMENTS

                                                      INTEREST                                                      BALANCE
                                                      RATE AT                                  EXPECTED          OUTSTANDING AT
                                        MAXIMUM       JUNE 30,            MATURITY              PAYOFF             JUNE 30,
             DESCRIPTION(1)            BORROWINGS       2002                 DATE                 DATE               2002
             --------------            -----------   ------------      ----------------     ----------------     --------------
SECURED FIXED RATE DEBT:
     AEGON Partnership Note            $   267,610           7.53%         July 2009            July 2009          $   267,610
     LaSalle Note I                        239,000           7.83         August 2027          August 2007             239,000
     JP Morgan Mortgage Note               197,491           8.31        October 2016        September 2006            197,491
     LaSalle Note II                       161,000           7.79         March 2028           March 2006              161,000
     CIGNA Note                             63,500           7.47        December 2002        December 2002             63,500
     Metropolitan Life Note V               38,417           8.49        December 2005        December 2005             38,417
     Northwestern Life Note                 26,000           7.66        January 2004         January 2004              26,000
     Woodmen of the World Note               8,500           8.20         April 2009           April 2009                8,500
     Nomura Funding VI Note                  8,109          10.07          July 2020            July 2010                8,109
     Mitchell Mortgage Note                  1,743           7.00         August 2002          August 2002               1,743
     Rigney Promissory Note                    631           8.50        November 2012          June 2012                  631
     Construction, Acquisition and
       Other Obligations for various
       CRDI projects                        13,690   6.28 to 10.0      Nov 02 to Dec 04     Nov 02 to Dec 04            13,557
                                       -----------   ------------                                                  -----------
          Subtotal/Weighted Average    $ 1,025,691           7.85%                                                 $ 1,025,558
                                       -----------   ------------                                                  -----------

UNSECURED FIXED RATE DEBT:
     Notes due 2009                    $   375,000           9.25%        April 2009           April 2009          $   375,000
     Notes due 2007                        250,000           7.50       September 2007       September 2007            250,000
     Notes due 2002                         97,906           7.00       September 2002       September 2002             97,906
     Other obligations                         541    8.0 to 12.0      Nov 02 to Jan 04     Nov 02 to Jan 04               541
                                       -----------   ------------                                                  -----------
          Subtotal/Weighted Average    $   723,447           8.34%                                                 $   723,447
                                       -----------   ------------                                                  -----------
SECURED VARIABLE RATE DEBT:
     Fleet Fund I and II Term Loan     $   275,000           5.14%         May 2005             May 2005           $   275,000
     Deutsche Bank - CMBS Loan(2)          220,000           5.84          May 2004             May 2006               220,000
     National Bank of Arizona               50,000           5.04        November 2003          June 2003               25,726
     Construction, Acquisition and
       Other Obligations for various
       CRDI projects                        96,069   4.34 to 5.75      Aug 02 to Sept 03    Aug 02 to Sept 03           56,200
                                       -----------   ------------                                                  -----------
          Subtotal/Weighted Average    $   641,069           5.33%                                                 $   576,926
                                       -----------   ------------                                                  -----------

UNSECURED VARIABLE RATE DEBT:
     Fleet Facility(3)                 $   400,000           3.72%         May 2004              May 2005          $   136,500
     JP Morgan Loan Sales Facility(4)       50,000           3.25              --               July 2002               10,000
                                       -----------   ------------                                                  -----------
          Subtotal/Weighted Average    $   450,000           3.69%                                                 $   146,500
                                       -----------   ------------                                                  -----------

       TOTAL/WEIGHTED AVERAGE          $ 2,840,207           7.17%(5)                                              $ 2,472,431
                                       ===========   ============                                                  ===========

AVERAGE REMAINING TERM                                                          7.5 years              4.1 years

(1) For more information regarding the terms of the Operating Partnership's debt financing arrangements, including the amounts payable at maturity for non-amortizing loans, properties securing the Operating Partnership's secured debt and the method of calculation of the interest rate for the Operating Partnership's variable-rate debt, see "Note 8. Notes Payable and Borrowings under the Fleet Facility" included in "Item 1. Financial Statements."

(2)  This loan has two one-year extension options.

(3)  This facility has a one-year extension option.

(4)  This is an uncommitted facility.

(5) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.89%.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


         The following table shows information about the Operating Partnership's consolidated fixed and variable-rate debt and does not take into account any extension options, hedging arrangements or the Operating Partnership's anticipated pay-off dates.

(in millions)                                      WEIGHTED     WEIGHTED AVERAGE
                           AMOUNT    % OF DEBT   AVERAGE RATE       MATURITY(1)
                          ---------  ---------   ------------   ----------------
Fixed-Rate Debt               1,749      71%        8.1%             10.9 years
Variable-Rate Debt        $     723      29%        4.6%              1.9 years
                          ---------     ---         ---              ----
Total Debt                $   2,472     100%(2)     7.2%(3)           7.5 years
                          =========     ===         ===              ====

(1)  Based on contractual maturities. The overall weighted average maturity is
     4.1 years based on the Operating Partnership's expected payoff dates.

(2) Including the $527.0 million of hedged variable-rate debt, the percentages for fixed-rate debt and variable-rate debt are 92% and 8%, respectively.

(3) Including the effect of the hedge arrangements, the overall weighted average interest rate would have been 7.89%.

         Listed below are the aggregate principal payments by year required as of June 30, 2002 under indebtedness of the Operating Partnership. Scheduled principal installments and amounts due at maturity are included.

(in millions)
                 SECURED        UNSECURED     UNSECURED
                   DEBT            DEBT     LINE OF CREDIT    TOTAL(1)
                 --------       ---------   --------------    --------
2002             $   92.8       $  108.3       $     --       $    201.1
2003                 88.7             --             --             88.7
2004                262.9            0.1          136.5            399.5
2005                329.3             --             --            329.3
2006                 18.9             --             --             18.9
Thereafter          809.8          625.0             --          1,434.8
                 --------       --------       --------       ----------
                 $1,602.4       $  733.4       $  136.5       $  2,472.3
                 ========       ========       ========       ==========

----------

(1) These amounts do not represent the effect of a one-year extension option on the Fleet Facility and two one-year extension options on the Deutsche Bank
     - CMBS Loan as noted above.

         The Operating Partnership has $201.2 million of secured and unsecured debt due during 2002, consisting primarily of the Cigna Note, the Mitchell Mortgage Note, unsecured short-term borrowings and the 2002 Notes. Borrowings under the Operating Partnership's revolving line of credit are expected to be used to repay or repurchase from time to time the remaining $97.9 million of outstanding 2002 Notes due in September 2002. In addition, borrowings under the revolving line of credit are expected to be used to repay the $63.5 million CIGNA Note due in December 2002.

         The Operating Partnership's policy with regard to the incurrence and maintenance of debt is based on a review and analysis of the following:

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

         Any uncured or unwaived events of default on the Operating Partnership's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Fleet Facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of June 30, 2002, the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the six months ended June 30, 2002, there were no circumstances that required pre-payment penalties or increased collateral related to the Operating Partnership's existing debt.

DEBT OFFERING

         On April 15, 2002, the Operating Partnership completed a private offering of $375.0 million in senior, unsecured notes due 2009. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Interest will be payable in cash on April 15 and October 15 of each year, beginning October 15, 2002. The Operating Partnership has filed a registration statement with the SEC to register a similar series of notes with the SEC and to effect an exchange offer of the registered notes for the privately placed notes. In addition the Operating Partnership has agreed too register certain of the notes for resale by their holders. In the event that the exchange offer or resale registration is not completed on or before October 15, 2002, the interest rate on the notes will increase to 9.75% and increase to 10.25% after 90 days until the exchange offer or resale registration is completed.

         The net proceeds from the offering of notes were approximately $366.5 million. Approximately $309.5 million of the proceeds were used to pay down amounts outstanding under the Fleet Facility, and the remaining proceeds were used to pay down $5.0 million of short-term indebtedness and redeem approximately $52.0 million of Class A Units in Funding IX from GMACCM. See "Equity Financing -- Sale Preferred Equity Interests in Subsidiary" for a description of the Class A Units in Funding IX held by GMACCM.

CASH FLOW HEDGES

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of June 30, 2002, the Operating Partnership had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, as amended by SFAS No. 138.

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements as of June 30, 2002, and additional interest expense and unrealized gains for the six months ended June 30, 2002:

(in millions)                                                                       ADDITIONAL              UNREALIZED GAINS
                                                                                INTEREST EXPENSE               IN OTHER
         ISSUE        NOTIONAL     MATURITY     REFERENCE          FAIR          FOR THE SIX MONTHS       COMPREHENSIVE INCOME
          DATE         AMOUNT        DATE          RATE         MARKET VALUE    ENDED JUNE 30, 2002         AT JUNE 30, 2002
        -------       --------     --------     ---------       ------------    -------------------       --------------------
        7/21/99       $ 200.0       9/2/03         6.183%          $ (9.3)            $ 4.2                     $ 1.5
        5/15/01         200.0       2/3/03          7.11             (6.6)              5.3                       4.2
        4/14/00         100.0      4/18/04          6.76             (6.9)              2.4                       0.3

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

         Over the next twelve months, an estimated $18.0 million to $19.0 million will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

         Additionally, CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt. As of June 30, 2002, CRDI had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS Nos. 133 and 138.

         The following table shows information regarding CRDI's cash flow hedge agreements as of June 30, 2002 and additional capitalized interest for the six months ended June 30, 2002. Unlike the additional interest on the Operating Partnership's cash flow hedges which was expensed, the additional interest on CRDI's cash flow hedges was capitalized as it related to debt for projects that are currently under development.

(in thousands)                                                                            ADDITIONAL
                                                                                     CAPITALIZED INTEREST
    ISSUE           NOTIONAL      MATURITY         REFERENCE          FAIR            FOR THE SIX MONTHS
     DATE            AMOUNT         DATE             RATE         MARKET VALUE        ENDED JUNE 30, 2002
   --------         --------     ----------        ---------      ------------       --------------------
   1/2/2001         $ 15,538     11/16/2002          4.34%           $ (353)               $  187
   9/4/2001            6,650       9/4/2003          5.09%             (117)                   75
   9/4/2001            4,800       9/4/2003          5.09%              (88)                   54

         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes the hedges are highly effective.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


EQUITY FINANCING

SERIES A PREFERRED OFFERING

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering") of an additional 2,800,000 shares of 6 3/4% Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") at an $18.00 per share price and with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $50.4 million. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of 0.6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. The Series A Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption and may not be redeemed before February 18, 2003, except in order to preserve the Company's status as a REIT. On or after February 13, 2003, the Series A Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated accrued and unpaid distribution. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing May 15, 2002. The annual fixed dividend is $1.6875 per share. In connection with the April 2002 Series A Preferred Offering, the Operating Partnership issued additional Series A Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $2.2 million, of approximately $48.2 million. The net proceeds from the April 2002 Series A Preferred Offering were used by the Operating Partnership to redeem Class A Units from GMACCM.

SERIES B PREFERRED OFFERING

         On May 17, 2002, the Company completed an offering (the "May 2002 Series B Preferred Offering") of 3,000,000 shares of 9.50% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $75.0 million. The Series B Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption, are not convertible into any other securities of the Company and may not be redeemed before May 17, 2007, except in order to preserve the Company's status as a REIT. On or after May 17, 2007, the Series B Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated, accrued and unpaid distributions. Dividends on the Series B Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing August 15, 2002. The annual fixed dividend is $2.375 per share. In connection with the May 2002 Series B Preferred Offering, the Operating Partnership issued Series B Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $2.7 million, of approximately $72.3 million. The net proceeds from the May 2002 Series B Preferred Offering were used by the Operating Partnership to redeem Class A Units from GMACCM.

         On June 6, 2002, an additional 400,000 Series B Preferred Shares were sold (the "June 2002 Series B Preferred Offering") resulting in gross proceeds to the Company of approximately $10.0 million. In connection with the June 2002 Series B Preferred Offering, the Operating Partnership issued additional Series B Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $0.4 million, of approximately $9.6 million. The net proceeds from the June 2002 Series B Preferred Offering were used by the Operating Partnership to redeem Class A Units from GMACCM.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY AND INTRACOMPANY LOAN

Sale of Class A Units in Funding IX

         During the year ended December 31, 2000, the Operating Partnership formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. As of June 30 2002, Funding IX held seven Office Properties and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         Also during the year ended December 31, 2000, GMAC Commercial Mortgage Corporation (GMACCM") purchased $275.0 million of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units are redeemable at the option of the Operating Partnership at the original price. As of December 31, 2000, approximately $56.6 million of the Class A Units had been redeemed from GMACCM by the Operating Partnership. No redemptions occurred during the year ended December 31, 2001. During the six months ended June 30, 2002, the Operating Partnership redeemed approximately $187.0 million of the Class A Units, reducing to $31.4 million the amount of Class A Units held by GMACCM. The Class A Units initially received a preferred variable-rate dividend calculated at LIBOR plus 450 basis points. Beginning March 16, 2002, the preferred variable-rate dividend increased to LIBOR plus 550 basis points, which resulted in a dividend rate of approximately 7.34% per annum as of June 30, 2002.

Impact on Financial Statements of Intracompany Loan

         As of March 31, 2002, Funding IX had loaned a total of $281.1 million from the net proceeds from the sale of the Class A Units and a portion of the net proceeds of the sale of one of the Properties held by Funding IX to Crescent SH IX, Inc. ("SH IX"), for the purchase of common shares of the Company. The note, which is included in Notes Receivable, Net, bears interest based on the dividends paid on the common shares held by SH IX, a wholly-owned subsidiary of the General Partner, and matures on March 15, 2003. SH IX is required to repay the loan, plus any accrued and unpaid interest, at that time. SH IX will receive the funds to repay the loan from the Company, pursuant to an agreement that requires the Company to repurchase, on or before March 15, 2003, the common shares of the Company held by SH IX. The Company will receive the funds to repurchase the common shares from SH IX from the Operating Partnership, pursuant to the limited partnership agreement of the Operating Partnership, which requires the Operating Partnership to repurchase from the Company a corresponding portion of the Company's limited partnership interest at such time as the Company repurchases shares. A portion of the proceeds received by Funding IX for the repayment of the principal amount of the note will be used to redeem Class A Units.

         As of June 30, 2002, the annual interest rate on the note was approximately 7.72%. For the six months ended June 30, 2002, the Operating Partnership recognized interest income of $10.8 million on the note. The repurchased common shares will be held in SH IX until all the Class A Units are redeemed. The Company, as a partner of the Operating Partnership, receives quarterly distributions from the Operating Partnership, which it then uses to make distributions to it shareholders. Distributions on these repurchased common shares will continue to be paid by the Company to SH IX, as a shareholder of the Company, and will be used by SH IX to make payments of interest due to Funding IX on the loan. Funding IX in turn will use these funds to pay dividends on the Class A Units.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


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

(dollars in thousands)                                                               AFTER ELIMINATION OF
                                                    GAAP PRESENTATION                  INTRACOMPANY LOAN
                                              -----------------------------     -----------------------------
BALANCE SHEET DATA:                            JUNE 30,        DECEMBER 31,      JUNE 30,        DECEMBER 31,
                                                 2002             2001            2002               2001
                                              -----------      ------------     -----------      ------------
Total assets                                  $ 4,703,294      $ 4,422,826      $ 4,419,504      $ 4,138,102

                                                 SIX MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                 2002         2001         2002          2001
                                               ---------    ---------    ---------    ---------
OPERATING DATA:
Total Revenues                                 $525,026     $382,844     $514,177     $366,940
Operating income                                 36,488       62,899       25,639       46,995
Net income                                       40,119       67,933       29,270       52,029
Income available to partners before              39,034       73,201       28,185       57,297
    discontinued operations,
    extraordinary item and cumulative
    effect of a change in accounting
    principle
Basic earnings per unit(1):
    Income available to partners before        $   0.59     $   1.08     $   0.43     $   0.84
      discontinued operations,
      extraordinary item and cumulative
      effect of a change in accounting
      principle
Diluted earnings per unit(1):
    Income available to partners before        $   0.59     $   1.06     $   0.42     $   0.83
      discontinued operations,
      extraordinary item and cumulative
      effect of a change in accounting
      principle

(1) The weighted average units used to calculate basic and diluted earnings per unit include the common shares of the Company held in SH IX of 14,468,623 (7,234,312 equivalent units) for the six months ended June 30, 2002 and 2001. The adjusted basic and diluted earnings per unit after the elimination of the intracompany loan exclude the common shares of the Company held in SH IX.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)

INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         Investments in which the Operating Partnership does not have a controlling interest are accounted for under the equity method. The following is a summary of the Operating Partnership's ownership in significant joint ventures and equity investments.

                                                                                               OPERATING PARTNERSHIP'S OWNERSHIP
                        ENTITY                                     CLASSIFICATION                    AS OF JUNE 30, 2002
----------------------------------------------------     -----------------------------------   ---------------------------------
Joint Ventures
Main Street Partners, L.P.                                 Office (Bank One Center-Dallas)             50.0%(1)
Crescent 5 Houston Center, L.P.                           Office (5 Houston Center-Houston)            25.0%(2)
Austin PT BK One Tower Office Limited Partnership          Office (Bank One Tower-Austin)              20.0%(3)
Houston PT Four Westlake Office Limited Partnership      Office (Four Westlake Park-Houston)           20.0%(3)


Equity Investments
Mira Vista Development Corp.                              Residential Development Corporation          94.0%(4)
Houston Area Development Corp.                           Residential Development Corporation           94.0%(5)
The Woodlands Land Development
    Company, L.P.(6)                                     Residential Development Corporation           42.5%(7)(8)
Desert Mountain Commercial, L.L.C.(6)                    Residential Development Corporation           46.5%(9)
East West Resorts Development II, L.P., L.L.L.P.(6)      Residential Development Corporation           38.5%(10)
Blue River Land Company, L.L.C.(6)                       Residential Development Corporation           31.8%(11)
Iron Horse Investments, L.L.C.(6)                        Residential Development Corporation           27.1%(12)
Manalapan Hotel Partners(6)                              Residential Development Corporation           24.0%(13)
GDW, L.L.C.(6)                                           Residential Development Corporation           66.7%(14)
Temperature-Controlled Logistics Partnership              Temperature-Controlled Logistics             40.0%(15)
The Woodlands Commercial Properties Company, L.P.                      Office                          42.5%(7)(8)
DBL Holdings, Inc.                                                      Other                          97.4%(16)
CR License, L.L.C.                                                      Other                          30.0%(17)
Woodlands Operating Company, L.P.                                       Other                          42.5%(7)(8)
Canyon Ranch Las Vegas                                                  Other                          65.0%(18)
SunTX Fulcrum Fund, L.P.                                                Other                          33.3%(19)

----------

(1) The remaining 50.0% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Investment Management, Inc. The Operating Partnership recorded $611 in development and leasing fees, related to this investment during the six months ended June 30, 2002. The 5 Houston Center Office Property is currently under construction.

(3) The remaining 80% interest in Austin PT BK One Tower Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund. The Operating Partnership recorded $321 in management and leasing fees for these Office Properties during the six months ended June 30, 2002.

(4) The remaining 6.0% interest in Mira Vista Development, Corp. ("MVDC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

(5) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, is owned 4.0% by DBL and 2.0% by a third party.

(6) On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's interests in substantially all of the voting stock in three of the Operating Partnership's Residential Development Corporations (Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company, Inc. ("TWLC"), and Crescent Resort Development, Inc. ("CRDI")), and in CRL Investments, Inc. ("CRLI"). COPI also transferred its 60% general partner interest in COPI Colorado, L.P. which owns 10% of the voting stock in CRDI, which increased the Operating Partnership's ownership interest in CRDI from 90% to 96%. As a result, the Operating Partnership fully consolidated the operations of these entities beginning on the date of the asset transfers. The

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


     Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC. Desert Mountain Commercial, L.L.C. and GDW, L.L.C. are unconsolidated equity investments of DMDC (collectively, the "DM Subsidiaries"). East West Resorts Development II, L.P., L.L.L.P., Blue River Land Company, L.L.C., Iron Horse Investments, L.L.C., and Manalapan Hotel Partners, (collectively, the "CRD Subsidiaries") are unconsolidated equity investments of CRDI.

(7) The remaining 57.5% interest in The Woodlands Land Development Company, L.P., The Woodlands Operating Company, L.P. and The Woodlands Commercial Properties Company, L.P. are owned by an affiliate of Morgan Stanley.

(8) Distributions are made to partners based on specified payout percentages. During the six months ended June 30, 2002, the payout percentage to the Operating Partnership was 52.5%.

(9) The remaining 53.5% interest in Desert Mountain Commercial, L.L.C. is owned by parties unrelated to the Operating Partnership.

(10) Of the remaining 61.5% interest in East West Resorts Development II, L.P., L.L.L.P., 0.8% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 60.7% is owned by parties unrelated to the Operating Partnership.

(11) Of the remaining 68.2% interest in Blue River Land Company, L.L.C., 0.7% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 67.5% is owned by parties unrelated to the Operating Partnership.

(12) Of the remaining 72.9% interest in Iron Horse Investments, L.L.C., 0.6% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 72.3% is owned by parties unrelated to the Operating Partnership.

(13) Of the remaining 76.0% interest in Manalapan Hotel Partners, 0.5% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 75.5% is owned by parties unrelated to the Operating Partnership.

(14) The remaining 33.3% interest in GDW, L.L.C. is owned by a group of individuals unrelated to the Operating Partnership.

(15) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

(16) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443. At June 30, 2002, Mr. Goff's book value in DBL was approximately $402.

(17) The remaining 70% interest in CR License, LLC is owned by a group of individuals unrelated to the Operating Partnership.

(18) The remaining 35% interest in Canyon Ranch Las Vegas is owned by a group of individuals unrelated to the Operating Partnership.

(19) The SunTx Fulcrum Fund, L.P.'s (the"Fund") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 67% of the Fund is owned by a group of individuals unrelated to the Operating Partnership. The Operating Partnership's ownership percentage will decline by the closing date of the Fund as capital commitments from third parties are secured. The Operating Partnership's projected ownership interest will be approximately 7.5% based on the Fund manager's expectations for the final Fund capitalization. The Operating Partnership accounts for its investment in the Fund under the cost method. The current investment is $7.8 million.

UNCONSOLIDATED DEBT ANALYSIS

     The significant terms of the Operating Partnership's share of unconsolidated debt financing arrangements existing as of June 30, 2002 are shown below.

                                             OPERATING                 COMPANY'S
                                            PARTNERSHIP'S     DEBT        SHARE     CURRENT             REMAINING    FIXED/VARIABLE
NOTE                                         OWNERSHIP      BALANCE    OF BALANCE   RATE     MATURITY  TERM (YRS)  SECURED/UNSECURED
----                                        -------------   -------    ----------  -------   --------  ----------  -----------------
TEMPERATURE CONTROL LOGISTICS SEGMENT:
   AmeriCold Notes(1)                           40%       $   544,816  $ 217,926      7.0%   4/23/2008      5.90     Fixed/Secured
                                                          -----------  ---------

OFFICE SEGMENT:
   Main Street Partners, L.P. (2)(3)            50%           133,945     66,973      5.9%   12/1/2004      2.46  Variable/Secured
   Crescent 5 Houston Center, L.P. (4)          25%            38,173      9,543      4.1%   5/31/2004      1.95  Variable/Secured
   Austin PT Bk One Tower Office Limited
     Partnership                                20%            38,128      7,626      7.1%    8/1/2006      4.15     Fixed/Secured
   Houston PT Four Westlake Office
     Limited Partnership                        20%            49,022      9,804      7.1%    8/1/2006      4.15     Fixed/Secured


   The Woodlands Commercial Properties Co.
      Bank Boston credit facility               42.5%          68,736     29,213      4.3%  11/30/2004      2.46  Variable/Secured
      Fleet National Bank                                       3,412      1,450      3.8%  10/31/2003      1.36  Variable/Secured
                                                          -----------  ---------
                                                              331,416    124,609
                                                          -----------  ---------

RESIDENTIAL DEVELOPMENT SEGMENT:                42.5%
   The Woodlands Land Development Co.(WLDC)(5)
      Bank Boston credit facility (6) (7)                     226,460     96,245      4.3%  11/30/2002      0.43  Variable/Secured
      Fleet National Bank (8)                                   6,999      2,975      3.8%  10/31/2003      1.36  Variable/Secured
      Fleet National Bank (9)                                  17,058      7,250      4.6%  12/31/2005      3.56  Variable/Secured
      Jack Eckerd Corp.                                           101         43      4.8%    7/1/2005      3.05  Variable/Secured
      Mitchell Mortgage Company                                 2,775      1,179      5.8%    1/1/2004      1.53     Fixed/Secured
      Mitchell Mortgage Company                                 1,273        541      6.3%    7/1/2005      3.05     Fixed/Secured
      Mitchell Mortgage Company                                 1,988        845      5.5%   10/1/2005      3.30     Fixed/Secured
      Mitchell Mortgage Company                                 3,585      1,524      8.0%    4/1/2006      3.81     Fixed/Secured
      Mitchell Mortgage Company                                 1,420        604      7.0%   10/1/2006      4.32     Fixed/Secured
                                                          -----------  ---------
                                                              261,659    111,206
                                                          -----------  ---------

Other Residential Development Corporations:
   Manalapan Hotel Partners                     24%
      Dresdner Bank AG (10)                                    68,500     16,440      3.5%  12/29/2002      0.51  Variable/Secured

Desert Mountain Commercial L.L.C.               46.5%           1,413        657      8.4%   11/1/2007       5.42     Fixed/Secured
                                                          -----------  ---------
                                                               69,913     17,097
                                                          -----------  ---------

TOTAL UNCONSOLIDATED DEBT                                 $ 1,207,804  $ 470,838
                                                          ===========  =========
AVERAGE REMAINING TERM                                                                    3.6 years

(1) Consists of several notes. Maturity date is based on largest debt instrument representing 94% of debt balance. All interest rates are fixed.

(2) Consists of two notes: Senior Note - variable interest rate at LIBOR + 189 basis points with no LIBOR floor. Mezzanine Note - variable interest rate at LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on both notes.

(3) The Operating Partnership obtained a Letter of Credit to guarantee the repayment of up to $4.2 million of principal of the Main Street Partners, L.P. loan.

(4) A full and unconditional guarantee of loan from Fleet for the construction of 5 Houston Center is held by the Company. At June 30, 2002 and December 31, 2001, $38.2 million and $10.4 million was outstanding, respectively.

(5) On February 14, 2002, the Operating Partnership executed an agreement with COPI to transfer, in lieu of foreclosure, COPI's 5% interest in Woodlands Land Development Company.

(6) There was an interest rate cap agreement executed with this credit facility which limits interest rate exposure on the notional amount of $145,000 to a maximum LIBOR rate of 9.0%.

(7) To mitigate interest rate exposure, WLDC has entered into an interest rate swap against $50.0 million notional amount to effectively fix the interest rate at 5.28%. WLDC has also entered into an interest rate swap against $50.0 million notional amount to effectively fix the interest rate at 4.855%.

(8) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $33.7 million to a maximum LIBOR rate of 9.0%.

(9) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $19.5 million to a maximum LIBOR rate of 8.5%.

(10)     The Operating Partnership guarantees $3.0 million of this facility.

         The following table shows, as of June 30, 2002, information about the Operating Partnership 's share of unconsolidated fixed and variable-rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

(in thousands)

                                                                   WEIGHTED      WEIGHTED AVERAGE
                                 AMOUNT         % OF DEBT        AVERAGE RATE      MATURITY (1)
                              ------------     ------------      ------------    ----------------

Fixed-Rate Debt               $    240,706               51%              6.7%        5.6 years
Variable-Rate Debt                 230,132               49%              4.7%        1.5 years
                              ------------     ------------      ------------      ------------
Total Debt                    $    470,838              100%              5.8%        3.6 years
                              ============     ============      ============      ============

----------

(1)  Based on contractual maturities.

         Listed below are the Operating Partnership's share of aggregate principal payments, by year, required as of June 30, 2002 related to the Operating Partnership's share of unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.

(in thousands)

                      SECURED DEBT(1)
                      ---------------
2002                    $  143,134
2003                         5,685
2004                        76,437
2005                         8,964
2006                        18,515
Thereafter                 218,103
                        ----------
                        $  470,838
                        ==========

(1) These amounts do not represent the effect of two one-year extension options on two of The Woodlands Fleet National Bank loans, totaling $99.2 million that have initial maturity dates of November 2002 and October 2003.

RELATED PARTY DISCLOSURES

DBL Holdings, Inc.

         As of June 30, 2002, the Operating Partnership owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. Originally, Mr. Goff contributed his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443 for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc. and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in MVDC and HADC. At June 30, 2002, Mr. Goff's book value in DBL was approximately $.4 million.

         Since June 1999, the Operating Partnership has contributed approximately $23.8 million to DBL, in the form of cash and loans. These funds were used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. The day-to-day operations of G2 are managed jointly by an affiliate of GMACCM and a division of GMSP headquartered in Greenwich, Connecticut and overseen by Hugh Bulloch, a principal of GMSP who is unrelated to the Operating Partnership. The ownership structure of the entity that ultimately controls GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and 50% by John Goff. Mr. Rainwater is also a limited partner of GMSP. At June 30, 2002, DBL had an approximately $14.5 million investment in G2 and had repaid in full the loans from the Operating Partnership.

         In March 1999, DBL-CBO, Inc. acquired $6.0 million aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. Juniper 1999-1 Class C-1 is the privately placed equity interest of a collateralized bond obligation. During the six months ended June 30, 2002, the Operating Partnership recognized an impairment charge related to this investment of $5.2 million. As a result of this impairment charge, at June 30, 2002 this investment was valued at $0.

COPI Colorado, L. P.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to the Operating Partnership, in lieu of foreclosure, COPI's 60% general partner interest in COPI Colorado which owns 10% of the voting stock in CRDI. As a result, the Operating Partnership increased its ownership interest in CRDI from 90% to 96%. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, owns a 2.0% voting interest in CRDI with a cost basis of $0.4 million and the remaining 2.0% voting interest is owned by a third as party.

Loans to Employees and Trust Managers of the Company for Exercise of Stock Options and Unit Options

         As of June 30, 2002, the Operating Partnership had approximately $36.6 million of loans outstanding (including approximately $4.1 million loaned during the six months ended June 30, 2002) to certain employees and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans pursuant to agreements approved by the Board of Directors and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. According to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, had a loan representing $26.3 million of the $36.6 million total outstanding loans at June 30, 2002.

         Every month, Federal short-term, mid-term and long-term rates (Applicable Federal Rates) are determined and published by the IRS based upon average market yields of specified maturities. The loans granted during the six months ended June 30, 2002 were granted at the Applicable Federal Rate of 2.7%, which reflects a below prevailing market interest rate; therefore, the Operating Partnership recorded $0.1 million of compensation expense for the six months ended June 30, 2002. Approximately $0.2 million of current interest was outstanding related to these loans as of June 30, 2002. No conditions exist at June 30, 2002 which would cause any of loans to be in default.

         On July 29, 2002, the loans made pursuant to the Company's stock incentive plans and unit incentive plans were amended to extend the remaining terms of the loans until July 2012 and to stipulate that every three years the interest rate on the loans will be adjusted to the AFR applicable at that time for a three year loan. Additionally, the employees and trust managers have been given the option, at any time, to fix the interest rate for each of the loans to the AFR applicable at that time for a loan with a term equal to the remaining term of the loan. The Company estimates that the one-time compensation expense related to these amendments to the loans is approximately $1.8 million. Effective July 29, 2002, the Company will no longer make available to its employees and trust managers loans pursuant to the Company's stock and unit incentive plans.

Debt Offering

         On April 15, 2002, the Company completed a private offering of $375.0 million in senior, unsecured notes due 2009, $50.0 million of which were purchased by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and his affiliates and family members (the "Rainwater Group"). The notes gear interest at 9.25% and were issued at 100% of issue price. The Company has agreed to register the notes issued to the Rainwater Group for resale. See "Debt Offering" section above for additional information regarding the offering and the notes.

Other

         On June 28, 2002, the Operating Partnership purchased and is holding for sale, the home of an executive officer of the Company for approximately $2.6 million which approximates fair market value of the home. This purchase was part of the officer's relocation agreement with the Operating Partnership.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


CHANGE IN OPERATING PARTNERSHIP'S CERTIFYING ACCOUNTANT

         On June 24, 2002, the Company terminated the engagement of Arthur Andersen LLP as the Operating Partnership's independent public accountants. The Company has engaged Ernst & Young LLP to serve as the Company's and the Operating Partnership's independent public accountants for the fiscal year ending December 31, 2002. Ernst & Young L.L.P. is currently conducting a re-audit of the Operating Partnership's financial statements for the years ended December 31, 2001, 2000, and 1999.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements.

Net Investments in Real Estate

         Real estate and leasehold improvements are classified as long-lived assets to be held and used or held for sale. Properties to be held and used are carried at cost, net of accumulated depreciation. Properties held for sale are recorded at the lower cost or fair value less cost to sell. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Properties are periodically evaluated on an individual basis to determine if any value impairment has occurred. With regard to Properties to be held and used, an impairment charge is recognized to the extent the sum of undiscounted future operating cash flows is less than the carrying value of the Property. For Properties held for sale an impairment charge is recognized when the fair value of the Property less the estimated cost to sell is less than the carrying value of the Property as of the date the Company has a commitment to sell the Property or is actively marketing the Property for sale. See "Adoption of New Accounting Standards" for a discussion of impairment losses recognized for the six months ended June 30, 2002.

         Depreciation on buildings and improvements is computed using the straight-line method over the estimated useful life of the asset, as follows:

               Buildings and Improvements                 5 to 40 years
               Tenant Improvements                        Terms of leases
               Furniture, Fixture and Equipment           3 to 5 years

         Depreciation is not computed on Land and Land held for Investment or Development, nor is depreciation computed on Property held for sale subsequent to the date the Property is classified as held for sale.

         Expenditures for ordinary repairs and maintenance are charged to operations as incurred. Significant renovations and improvements, which improve or extend the useful life of the Property are capitalized and subject to the depreciation guidelines discussed above. When a Property is sold, its cost and related accumulated depreciation are removed from the books and any resulting gain or loss reflected in net income for the appropriate period.

         Developments in process are carried at cost, which includes land acquisition cost, architectural fees, general contractor fees, construction interest, internal costs related directly to the development and other costs related directly to the construction of the Property. Depreciation expense is not recognized until the property is placed in service, which occurs shortly after the building receives a certificate of occupancy.

Derivative Financial Instruments

         The Company uses derivative financial debt instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate ratio. As of June 30, 2002, the Company has entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, by SFAS No. 138, "Accounting for Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments. Specifically, it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure these instruments at fair value. Changes in fair value will effect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes. Derivatives that do not qualify as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the particular nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

         The Company uses cash flow hedges to mitigate the variability of cash flows by effectively converting or capping floating rate debt to a fixed rate basis. On a monthly basis, the cash flow hedge is market to fair value through comprehensive income and the cash flow hedge's gain or loss is reported in earnings when the interest on the underlying debt affects earnings. Any ineffective portion of the hedges is immediately reported in the Company's earnings.

         In connection with the debt refinancing in May 2001, the Company entered into a LIBOR interest rate cap, and simultaneously sold a LIBOR interest rate cap with the same terms. These instruments do not qualify as hedges and changes to their respective fair values, which offset each other, are charged to earnings monthly.

Revenue Recognition

         Office Properties   The Company, as a lessor, has retained
substantially all of the risks and benefits of ownership of the Office Properties and accounts for its leases as operating leases. The Company recognizes income on leases on a straight-line basis over the term of the lease. Certain leases provide for abated rent periods and/or scheduled rental rate increases during the term of the lease. Accordingly, a receivable from tenants, deferred rent receivable, is recorded for the excess of rental revenue recognized on a straight-line basis over the rent that is contractually due from the tenant under the terms of the lease.

         Resort/Hotel Properties   Prior to the February 14, 2002 transaction
with COPI, the Company had leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COPI pursuant to eight separate leases. The Omni Austin hotel had been leased under a separate lease to HCD Austin Corporation. The leases provided for the payment by the lessee of the Resort/Hotel Property of (i) base rent, with periodic rent increases if applicable, (ii) percentage rent based on a percentage of gross receipts or gross room revenues, as applicable, above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount for certain Resort/Hotel Properties. Base rental income under these leases was recognized on a straight-line basis over the terms of the respective leases. Contingent revenue was recognized when the thresholds upon which it is based had been met. On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties previously leased to COPI. Revenue from operations of the Resort/Hotel Properties subsequent to the COPI transaction is recognized when the services are provided.

         Residential Development Properties   Revenue from real estate sales is
recognized after closing has taken place, title has been transferred, sufficient cash is received to demonstrate the buyer's commitment to pay for the property and collection of the balance of the sales price, if any, is reasonably assured. Substantially, all of the real estate sales through June 30, 2002 have been in cash. The cost of real estate sold is determined using the relative sales value method.

         Revenue from real estate is recognized using the percentage of completion method. Under the percentage of completion method, the percentage of revenue applicable to costs incurred to date, as compared to the total estimated development costs, is recognized in the period of sale. Deferred income related to future development activity at June 30, 2002 is included in accrued liabilities. If real estate is sold prior to completion of all related infrastructure construction, and such uncompleted costs are not significant in relation to total costs, the full accrual method is utilized whereby 100% of the associated revenue is recognized and a commitment liability is established to reflect the allocated estimated future costs to complete the development of such real estate.

         Club initiation fees and membership conversion fees are recorded, when sold, as deferred revenue and recognized as membership fee revenue on a straight-line basis over the number of months remaining until the estimated turnover date, 2010. The partnership is required to sell the club assets to the members no later than the turnover date. Upon formation of Desert Mountain Properties, L.P., the partnership allocated a portion of the fair value of the assets of Desert Mountain to the remaining club memberships and recorded the amount as an intangible asset. Direct costs and an applicable portion of the intangible associated with deferred membership revenue are also deferred and recognized under the same method as the related revenue. These deferred club initiation and membership conversion fees, net of the related deferred costs, are presented on the balance sheets as deferred income. Membership fees included in revenues are net of the related costs. Monthly club dues and transfer fees are recorded as club revenue when earned.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1,
2002). SFAS No. 142 specifies that goodwill and certain other types of intangible assets may no longer be amortized, but instead are subject to periodic impairment testing. If an impairment charge is required, the charge is reported as a change in accounting principle and is included in operating results as a Cumulative Effect of a Change in Accounting Principle. SFAS No. 142 provides for a transitional period of up to twelve months. Any need for impairment must be assessed within the first six months and the amount of impairment must be determined within the next six months. Any additional impairment taken in subsequent interim periods during 2002 related to the initial adoption of this statement will require the first quarter financial statements to be restated. During the three months ended March 31, 2002 the Operating Partnership recognized a goodwill impairment charge of approximately $10.3 million due to the initial application of this statement. This charge was due to an impairment (net of taxes) of the goodwill at the Temperature-Controlled Logistics Corporation. This charge was reported as a change in accounting principle and was included in the Operating Partnership's consolidated statements of Operations as a "Cumulative Effect of a Change in Accounting Principle" for the three months ended March 31, 2002. Subsequent to March 31, 2002 the Operating Partnership determined that an additional impairment charge of $1.5 million, net of minority interest and taxes, was required for the goodwill of one of the Residential Development Corporations, bringing to $11.8 million the total impairment charge to be recognized for the six months ended June 30, 2002. In accordance with SFAS No. 142, the financial statements for the quarter ended March 31, 2002 were restated to include the additional impairment charge of $1.5 million. Accordingly, the entire $11.8 million impairment charge against the goodwill of the Temperature-Controlled Logistics Corporation and one of the Residential Development Corporations has been included in the Operating Partnership's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the six months ended June 30, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this statement did not materially affect the Operating Partnership's interim or annual financial statements; however, for the three and six months ended June 30, 2002, financial statement presentation was modified to report the results of operations including any gains or losses recognized in accordance with this statement, and the financial position of the Operating Partnership's real estate assets sold or classified as held for sale, as discontinued operations. As a result, the Operating Partnership has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


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

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the six months ended June 30, 2002 and 2001 were $128.1 and $149.7 million, respectively.

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

         Accordingly, the Operating Partnership believes that to facilitate a clear understanding of the consolidated historical operating results of the Operating Partnership, FFO should be considered in conjunction with the Operating Partnership's net income and cash flows reported in the consolidated financial statements and notes to the financial statements. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of operating partnerships of other REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND UNITS IN THOUSANDS)

                                                              FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                   ENDED JUNE 30,
                                                          --------------------------        --------------------------
                                                             2002             2001             2002             2001
                                                          ---------        ---------        ---------        ---------
Net income                                                $  18,885        $  24,671        $  40,119        $  67,933
Adjustments to reconcile net income to
   funds from operations:
Depreciation and amortization of real estate assets          33,529           29,524           65,668           59,019
(Gain) Loss on property sales, net                           (1,420)             792           (5,664)             462
Cumulative effect of change in accounting principle              --               --           11,775               --
Extraordinary item - extinguishment of debt                      --           12,174               --           12,174
Impairment and other adjustments related to
   real estate assets and assets held for sale                   --           14,174              600           15,324
Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies:
     Office Properties                                        1,889            2,015            4,051            4,055
     Residential Development Properties                       2,051            3,851            2,954            6,209
     Temperature-Controlled Logistics Properties              5,790            5,507           11,501           11,113
     Other                                                    3,130               --            5,776               --
6 3/4% Series A Preferred Unit distributions                 (4,215)          (3,375)          (7,590)          (6,750)
9 1/2% Series B Preferred Unit distributions                 (1,009)              --           (1,009)              --
                                                          ---------        ---------        ---------        ---------
Funds from operations(1)                                  $  58,630        $  89,333        $ 128,181        $ 169,539
                                                          =========        =========        =========        =========

Investment Segments:
   Office Segment                                         $  80,502        $  91,744        $ 161,074        $ 181,897
   Resort/Hotel Properties                                   12,637           16,016           33,547           31,768
   Residential Development Properties                        12,474           13,582           28,035           26,648
   Temperature-Controlled Logistics Properties                5,374            7,139           10,775           15,464

   Other:

   Corporate general and administrative                      (5,333)          (6,889)         (11,725)         (12,153)
   Corporate and other adjustments:
     Interest expense                                       (46,450)         (46,833)         (88,722)         (94,281)
     6 3/4% Series A Preferred Unit distributions            (4,215)          (3,375)          (7,590)          (6,750)
     9 1/2% Series B Preferred Unit distributions            (1,009)              --           (1,009)              --
     Other(2)(3)                                              4,650           17,949            3,796           26,946
                                                          ---------        ---------        ---------        ---------
Funds from operations(1)                                  $  58,630        $  89,333        $ 128,181        $ 169,539
                                                          =========        =========        =========        =========

Basic weighted average units                                 66,277           68,040           66,290           67,977
                                                          =========        =========        =========        =========
Diluted weighted average units(4)                            66,889           69,096           66,709           68,910
                                                          =========        =========        =========        =========

----------

(1) To calculate basic funds from operations, deduct Unitholder minority interest.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


         The following schedule reconciles the Operating Partnership's basic weighted average shares to the diluted weighted average units presented above:

                                     FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                        ENDED JUNE 30,            ENDED JUNE 30,
                                     --------------------       -------------------
(UNITS IN THOUSANDS)                  2002          2001         2002         2001
                                     ------        ------       ------       ------
Basic weighted average units         66,277        68,040       66,290       67,977
Add: Unit options                       612         1,056          419          933
                                     ------        ------       ------       ------
Diluted weighted average units       66,889        69,096       66,709       68,910
                                     ======        ======       ======       ======

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)

                                                                         FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                      --------------------------
                                                                         2002             2001
                                                                      ---------        ---------
Funds from operations                                                 $ 128,181        $ 169,539
Adjustments:
   Depreciation and amortization of non-real estate assets                2,956            1,565
   Amortization of deferred financing costs                               5,021            4,732
   Other adjustments related to the behavioral heathcare assets            (600)              --
   Amortization of capitalized residential development costs             94,088               --
   Expenditures for capitalized residential development costs           (57,250)
   Gain/Loss on undeveloped land                                            689              (90)
   Minority interest in joint ventures profit and depreciation
    and amortization                                                      9,437           11,489
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                              (24,282)         (21,377)
   Change in deferred rent receivable                                    (1,124)          (1,651)
   Change in current assets and liabilities                             (51,382)         (33,109)
   Distributions received in excess of earnings from
    unconsolidated companies                                                 --            4,254
   Equity in earnings in excess of distributions received from
    unconsolidated companies                                                 10           (8,710)
   6 3/4% Series A Preferred Unit distributions                           7,590            6,750
   9 1/2% Series B Preferred Unit distributions                           1,009               --
   Non cash compensation                                                     84               78
                                                                      ---------        ---------
Net cash provided by operating activities                             $ 114,427        $ 133,470
                                                                      =========        =========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


                               SEGMENT INFORMATION

         The following sections include information for each of the Operating Partnership's investment segments for the three and six months ended June 30, 2002.

OFFICE SEGMENT

Same-Store Analysis

         The following table shows the same-store net operating income growth for the three and six month periods ended June 30, 2002 and 2001, for the approximately 25.7 million square feet of Office Property space owned as of June 30, 2002. This table excludes the following:

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

o Approximately 0.1 million square feet of space at Avallon IV, which was completed during the year ended December 31, 2001; and

                                      FOR THE THREE MONTHS ENDED JUNE 30,                 FOR THE SIX MONTHS ENDED JUNE 30,
                                    ----------------------------------------        ----------------------------------------------
                                                                PERCENTAGE/                                           PERCENTAGE/
                                                              POINT INCREASE                                        POINT INCREASE
                                     2002          2001         (DECREASE)           2002              2001            (DECREASE)
                                    ------        ------      --------------        -------          -------        --------------
(IN MILLIONS)
Same-store Revenues                 $140.6        $141.3         (0.5)%             $ 281.9          $ 279.6             0.8%
Same-store Expenses                  (64.5)        (64.0)         0.8%               (131.4)          (127.6)            3.0%
                                    ------        ------                            -------          -------
Net Operating Income                $ 76.1        $ 77.3         (1.5)%             $ 150.5          $ 152.0            (1.0)%
                                    ======        ======                            =======          =======

Weighted Average Occupancy            89.6%         92.6%          -3 pts              89.8%            92.6%           -2.8 pts

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


Leasing

                                           THREE MONTHS ENDED JUNE 30, 2002
                                      -------------------------------------------
                                      SIGNED LEASES               EXPIRING LEASES            PERCENTAGE INCREASE
                                      -------------               ---------------            -------------------
Renewed or Re-leased(1)                473,000 sf                    473,000
Weighted Average Full
     Service Rental Rate(2)           $  22.09 psf                   $ 21.55 psf                      3%
FFO Annual Net Effective
     Rental Rate(3)                   $  12.09 psf                   $ 11.61 psf                      4%

                                            SIX MONTHS ENDED JUNE 30, 2002
                                      ---------------------------------------------
                                      SIGNED LEASES                 EXPIRING LEASES            PERCENTAGE INCREASE
                                      -------------                 ---------------            -------------------
Renewed or Re-leased(1)                1,058,000 sf                   1,058,000
Weighted Average Full
     Service Rental Rate(2)           $    21.79 psf                  $   20.77 psf                     5%
FFO Annual Net Effective
     Rental Rate(3)                   $    11.99 psf                  $   11.02 psf                     9%

(1) All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(3)   Calculated as weighted average rental rate minus operating expenses.

Properties

         As of June 30, 2002, the Operating Partnership owned or had an interest in 74 Office Properties located in 26 metropolitan submarkets in six states with an aggregate of approximately 28.3 million net rentable square feet. The Office Properties were, on a weighted average basis, 89%, occupied at June 30, 2002, and are located approximately 41% in central business districts ("CBD") and approximately 59% in suburban markets. The Operating Partnership's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of June 30, 2002, the Operating Partnership's Office Properties in Dallas and Houston represented an aggregate of approximately 74% of its office portfolio based on total net rentable square feet (37% for Dallas and 37% for Houston).

          In pursuit of management's objective to dispose of non-strategic and non-core assets, one of the Operating Partnership's fully consolidated Office Properties, Cedar Springs Plaza in Dallas, Texas, was disposed of on January 18, 2002.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)

         The following table shows, as of June 30, 2002, certain information about the Operating Partnership's Office Properties.

                                                                                                                       WEIGHTED
                                                                                                                        AVERAGE
                                                                                              NET                     FULL-SERVICE
                                                                                            RENTABLE                  RENTAL RATE
                                        NO. OF                                   YEAR         AREA      PERCENT        PER LEASED
    STATE, CITY, PROPERTY             PROPERTIES        SUBMARKET             COMPLETED     (SQ. FT.)    LEASED        SQ. FT.(1)
--------------------------------      ----------   -------------------        ---------     ---------   -------       ------------
TEXAS
  DALLAS
   Bank One Center(2)                          1   CBD                             1987     1,530,957       82%          $ 23.47
   The Crescent Office Towers                  1   Uptown/Turtle Creek             1985     1,204,670       99             33.46
   Fountain Place                              1   CBD                             1986     1,200,266       98             20.91
   Trammell Crow Center(3)                     1   CBD                             1984     1,128,331       87             24.95
   Stemmons Place                              1   Stemmons Freeway                1983       634,381       86             17.57
   Spectrum Center(4)                          1   Far North Dallas                1983       598,250       84             24.06
   Waterside Commons                           1   Las Colinas                     1986       458,906      100             20.35
   125 E. John Carpenter Freeway               1   Las Colinas                     1982       446,031       84             29.22
   Reverchon Plaza                             1   Uptown/Turtle Creek             1985       374,165       53             21.88
   The Aberdeen                                1   Far North Dallas                1986       320,629      100             19.40
   MacArthur Center I & II                     1   Las Colinas                1982/1986       298,161       90(5)          23.71
   Stanford Corporate Centre                   1   Far North Dallas                1985       275,372       74             23.27
   12404 Park Central                          1   LBJ Freeway                     1987       239,103      100             21.17
   Palisades Central II                        1   Richardson/Plano                1985       237,731       83(5)          19.49
   3333 Lee Parkway                            1   Uptown/Turtle Creek             1983       233,543       49             23.50
   Liberty Plaza I & II                        1   Far North Dallas           1981/1986       218,813       99             16.73
   The Addison                                 1   Far North Dallas                1981       215,016       99             20.36
   Palisades Central I                         1   Richardson/Plano                1980       180,503       95             21.51
   Greenway II                                 1   Richardson/Plano                1985       154,329      100             22.60
   Greenway I & IA                             2   Richardson/Plano                1983       146,704      100             22.78
   Addison Tower                               1   Far North Dallas                1987       145,886       91             21.38
   5050 Quorum                                 1   Far North Dallas                1981       133,799       83             19.35
   Las Colinas Plaza                           1   Las Colinas                     1987       134,953       95             21.22
   Crescent Atrium Retail                      1   Uptown/Turtle Creek             1985        94,852       97             29.72
                                            ----                                          -----------    -----           -------
    Subtotal/Weighted Average                 25                                           10,605,351       89%          $ 23.68
                                            ----                                          -----------    -----           -------

  FORT WORTH
   Carter Burgess Plaza                        1   CBD                             1982       954,895       87%(5)       $ 16.98
                                            ----                                          -----------    -----           -------

  HOUSTON
   Greenway Plaza Office Portfolio            10   Richmond-Buffalo           1969-1982     4,348,052       91%          $ 21.11
                                                   Speedway
   Houston Center                              3   CBD                        1974-1983     2,764,417       97             22.46
   Post Oak Central                            3   West Loop/Galleria         1974-1981     1,279,759       85             20.19
   The Woodlands Office Properties(6)          6   The Woodlands              1980-1996       462,775       92             18.43
   Four Westlake Park(7)                       1   Katy Freeway                    1992       561,065      100             21.78
   Three Westlake Park                         1   Katy Freeway                    1983       414,792       96             23.20
   1800 West Loop South                        1   West Loop/Galleria              1982       399,777       64             20.02
   The Park Shops                              1   CBD                             1983       190,729       82             22.74
                                            ----                                          -----------    -----           -------
    Subtotal/Weighted Average                 26                                           10,421,366       92%          $ 21.39
                                            ----                                          -----------    -----           -------

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)

                                                                                                                       WEIGHTED
                                                                                                                        AVERAGE
                                                                                              NET                     FULL-SERVICE
                                                                                            RENTABLE                  RENTAL RATE
                                        NO. OF                                   YEAR         AREA      PERCENT        PER LEASED
    STATE, CITY, PROPERTY             PROPERTIES        SUBMARKET             COMPLETED     (SQ. FT.)    LEASED        SQ. FT.(1)
--------------------------------      ----------   -------------------        ---------     ---------   -------       ------------
  AUSTIN
   Frost Bank Plaza                            1   CBD                             1984       433,024       96%            25.35
   301 Congress Avenue(8)                      1   CBD                             1986       418,338       84             27.15
   Bank One Tower(7)                           1   CBD                             1974       389,503       92             25.25
   Austin Centre                               1   CBD                             1986       343,664       84             28.93
   The Avallon                                 3   Northwest                  1993/1997       318,217       93(5)          25.28
   Barton Oaks Plaza One                       1   Southwest                       1986        98,955      100             27.68
                                            ----                                          -----------    -----           -------
    Subtotal/Weighted Average                  8                                            2,001,701       90%          $ 26.31
                                            ----                                          -----------    -----           -------

COLORADO
  DENVER
   MCI Tower                                   1   CBD                             1982       550,805       57%            22.16
   Ptarmigan Place                             1   Cherry Creek                    1984       418,630       98(5)          20.18
   Regency Plaza One                           1   Denver Technology Center        1985       309,862       91             25.06
   55 Madison                                  1   Cherry Creek                    1982       137,176       99             21.30
   The Citadel                                 1   Cherry Creek                    1987       130,652       99             24.51
   44 Cook                                     1   Cherry Creek                    1984       124,174       95(5)          20.99
                                            ----                                          -----------    -----           -------
    Subtotal/Weighted Average                  6                                            1,671,299       83%          $ 22.20
                                            ----                                          -----------    -----           -------

  COLORADO SPRINGS
   Briargate Office
    and Research Center                        1   Colorado Springs                1988       258,766       72%            20.33
                                            ----                                          -----------    -----           -------

FLORIDA
  MIAMI
   Miami Center                                1   CBD                             1983       782,211       92%(5)         28.05
   Datran Center                               2   South Dade/Kendall         1986/1988       476,412       94(5)          24.32
                                            ----                                          -----------    -----           -------
    Subtotal/Weighted Average                  3                                            1,258,623       93%          $ 26.63
                                            ----                                          -----------    -----           -------

ARIZONA
  PHOENIX
   Two Renaissance Square                      1   Downtown/CBD                    1990       476,373       98%            26.05
   6225 North 24th Street(9)                   1   Camelback Corridor              1981        86,451       34             24.16
                                            ----                                          -----------    -----           -------
    Subtotal/Weighted Average                  2                                              562,824       88%          $ 25.94
                                            ----                                          -----------    -----           -------

NEW MEXICO
  ALBUQUERQUE
   Albuquerque Plaza                           1   CBD                             1990       366,236       86%            18.96
                                            ----                                          -----------    -----           -------

CALIFORNIA
  SAN DIEGO
   Chancellor Park(10)                         1   University Town Center          1988       195,733       78%(5)         28.80
                                            ----                                          -----------    -----           -------


    TOTAL/WEIGHTED AVERAGE                    74                                           28,296,794       89%(5)       $ 22.84(11)
                                            ====                                          ===========    =====           =======


(1) Calculated based on base rent payable as of June 30, 2002, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers.

(2) The Operating Partnership has a 49.5% limited partner interest and a 0.5% general partner interest in the partnership that owns Bank One Center.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


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

(5) Leases have been executed at certain Office Properties but had not commenced as of June 30, 2002. If such leases had commenced as of June 30, 2002, the percent leased for all Office Properties would have been 90%. The total percent leased for these Properties would have been as follows:
      MacArthur Center I and II - 94%, Palisades Central II - 89%, Carter Burgess Plaza - 99%, The Avallon - 100%, Ptarmigan Place - 100%, 44 Cook - 100%, Miami Center - 95%, Datran Center - 97% and Chancellor Park - 81%.

(6) The Operating Partnership has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the six Office Properties that comprise The Woodlands Office Properties.

(7) The Operating Partnership has a 0.1% general partner interest and a 19.9% limited partner interest in the partnerships that own Four Westlake Park and Bank One Tower.

(8) The Operating Partnership has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

(9)   This Office Property was sold subsequent to June 30, 2002.

(10) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership, which owns the building.

(11) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of June 30, 2002, giving effect to free rent and scheduled rent increases that are taken into consideration under GAAP and also including adjustments for expenses payable by or reimbursed from customers is $22.96.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


         The following table provides information, as of June 30, 2002, for the Operating Partnership's Office Properties by state, city and submarket.

                                                                                                                            WEIGHTED
                                                                                                                             AVERAGE
                                                                                                      WEIGHTED               COMPANY
                                                                                                      AVERAGE     COMPANY    FULL-
                                                                 PERCENT       OFFICE     COMPANY      QUOTED      QUOTED    SERVICE
                                                    PERCENT OF  LEASED AT     SUBMARKET   SHARE OF     MARKET      RENTAL    RENTAL
                                         TOTAL        TOTAL     COMPANY        PERCENT     OFFICE    RENTAL RATE  RATE PER  RATE PER
                            NUMBER OF   COMPANY      COMPANY     OFFICE        LEASED/    SUBMARKET   PER SQUARE   SQUARE    SQUARE
    STATE, CITY, SUBMARKET  PROPERTIES   NRA(1)       NRA(1)    PROPERTIES   OCCUPIED(2)  NRA(1)(2)   FOOT(2)(3)   FOOT(4)   FOOT(5)
    ----------------------  ---------- -----------  ----------  ----------   -----------  ---------  -----------  --------  --------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                             3     3,859,554        14%        88%          85%         21%       20.62       25.18     23.01
   Uptown/Turtle Creek             4     1,907,230         7         84           86          32        25.15       32.13     31.13
   Far North Dallas                7     1,907,765         7         89           81          13        23.32       21.58     21.15
   Las Colinas                     4     1,338,051         5         92(6)        83          10        24.58       25.10     23.82
   Richardson/Plano                5       719,267         2         93(6)        92          13        20.31       21.50     21.45
   Stemmons Freeway                1       634,381         2         86           89          26        20.82       17.80     17.57
   LBJ Freeway                     1       239,103         1        100           72           3        20.62       20.50     21.17
                               -----   -----------     -----       ----         ----        ----      -------      ------   -------
     Subtotal/Weighted
      Average                     25    10,605,351        38%        89%          83%         15%       22.41       24.98     23.68
                               -----   -----------     -----       ----         ----        ----      -------      ------   -------

 FORT WORTH
   CBD                             1       954,895         3%        87%(6)       91%         25%       21.96       21.80     16.98
                               -----   -----------     -----       ----         ----        ----      -------      ------   -------

 HOUSTON
   CBD                             4     2,955,146        11%        96%          93%         13%       22.76       27.20     22.48
   Richmond-Buffalo Speedway       7     3,674,888        13         94           92          72        20.53       21.52     21.74
   West Loop/Galleria              4     1,679,536         6         80           84          10        20.58       20.29     20.16
   Katy Freeway                    2       975,857         3         98           91          14        20.15       24.65     22.36
   The Woodlands                   5       368,727         1         91           89          31        20.57       19.23     18.56
                               -----   -----------     -----       ----         ----        ----      -------      ------   -------
     Subtotal/Weighted
      Average                     22     9,654,154        34%        92%          90%         19%       21.18       23.27     21.68
                               -----   -----------     -----       ----         ----        ----      -------      ------   -------

AUSTIN
   CBD                             4     1,584,529         6%        89%          84%         32%       26.61       27.25     26.44
   Northwest                       3       318,217         1         93(6)        79           4        22.33       25.13     25.28
   Southwest                       1        98,955        --        100           92           3        21.27       26.59     27.68
                               -----   -----------     -----       ----         ----        ----      -------      ------   -------
     Subtotal/Weighted
      Average                      8     2,001,701         7%        90%          83%         13%       25.67       26.88     26.31
                               -----   -----------     -----       ----         ----        ----      -------      ------   -------

COLORADO
 DENVER
   Cherry Creek                    4       810,632         3%        98%(6)      N/A(7)      N/A(7)       N/A(7)    20.64     21.19
   CBD                             1       550,805         2         57          N/A(7)      N/A(7)       N/A(7)    22.00     22.16
   Denver Technology Center        1       309,862         1         91          N/A(7)      N/A(7)       N/A(7)    22.00     25.06
                               -----   -----------     -----       ----         ----        ----      -------      ------   -------
     Subtotal/Weighted
      Average                      6     1,671,299         6%        83%         N/A(7)      N/A(7)       N/A(7)    21.34     22.20
                               -----   -----------     -----       ----         ----        ----      -------      ------   -------

 COLORADO SPRINGS
   Colorado Springs                1       258,766         1%        72%          86%          5%       19.76       20.87     20.33
                               -----   -----------     -----       ----         ----        ----      -------      ------   -------

FLORIDA
 MIAMI
   CBD                             1       782,211         3%        92%(6)       92%         25%       31.39       30.70     28.05
   South Dade/Kendall              2       476,412         2         94(6)        85          79        25.35       23.96     24.32
                               -----   -----------     -----       ----         ----        ----      -------      ------   -------
     Subtotal/Weighted
      Average                      3     1,258,623         5%        93%          91%         34%       29.10       28.15     26.63
                               -----   -----------     -----       ----         ----        ----      -------      ------   -------

ARIZONA
 PHOENIX
   Downtown/CBD                    1       476,373         2%        98%          88%         18%       25.59       24.00     26.05
   Camelback Corridor(10)          1        86,451        --         34           76           2        26.05       21.50     24.16
                               -----   -----------     -----       ----         ----        ----      -------      ------   -------
     Subtotal/Weighted
      Average                      2       562,824         2%        88%          81%          8%       25.66       23.62     25.94
                               -----   -----------     -----       ----         ----        ----      -------      ------   -------

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)

                                                                                                                            WEIGHTED
                                                                                                                            AVERAGE
                                                                                                    WEIGHTED               COMPANY
                                                                                                    AVERAGE     COMPANY    FULL-
                                                                 PERCENT      OFFICE    COMPANY      QUOTED      QUOTED    SERVICE
                                                    PERCENT OF  LEASED AT    SUBMARKET  SHARE OF     MARKET      RENTAL    RENTAL
                                         TOTAL        TOTAL     COMPANY       PERCENT    OFFICE    RENTAL RATE  RATE PER  RATE PER
                            NUMBER OF   COMPANY      COMPANY     OFFICE       LEASED/   SUBMARKET   PER SQUARE   SQUARE    SQUARE
    STATE, CITY, SUBMARKET  PROPERTIES   NRA(1)       NRA(1)    PROPERTIES  OCCUPIED(2) NRA(1)(2)   FOOT(2)(3)   FOOT(4)   FOOT(5)
    ----------------------  ---------- -----------  ----------  ----------  ----------- ---------  -----------  --------  --------
NEW MEXICO
 ALBUQUERQUE
   CBD                             1       366,236         1%        86%         89%        64%       18.15       17.50     18.96
                               -----   -----------     -----       ----        ----       ----      -------      ------   -------
CALIFORNIA
 SAN DIEGO
   University Town Center          1       195,733         1%        78%(6)      83%         7%       37.80       31.20     28.80
                               -----   -----------     -----       ----        ----       ----      -------      ------   -------

     CLASS A OFFICE
       PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                    70    27,529,582        98%        90%         86%         15%      22.57       24.18     22.98
                               =====   ===========     =====       ====        ====       ====      =======      ======   =======

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway       3       673,164         2%        79%         86%        20%       18.13       17.59     16.96
   The Woodlands                   1        94,048        --%        98%         77%         6%       17.34       16.69     17.95
                               -----   -----------     -----       ----        ----       ----      -------      ------   -------
     CLASS B OFFICE
       PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                     4       767,212         2%        82%         83%        16%       18.03       17.48     17.10
                               =====   ===========     =====       ====        ====       ====      =======      ======   =======

     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED
       AVERAGE                    74    28,296,794       100%        89%(6)      86%(8)     15%(8)    22.48(8)    24.05     22.84(9)
                               =====   ===========     =====       ====        ====       ====      =======      ======   =======

(1)  NRA means net rentable area in square feet.

(2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CoStar Group (for the Austin CBD, Northwest and Southwest submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD and Camelback Corridor submarkets), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and John Burnham & Company (for the San Diego University Town Centre submarket). This table includes market information as of March 31, 2002, except for the Dallas, Houston, and Austin markets, for which market information is as of June 30, 2002.

(3) Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of the Operating Partnership's Office Properties in the submarket.

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

(5) Calculated based on base rent payable as of June 30, 2002 for Operating Partnership Office Properties in the submarket, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from customers, divided by total net rentable square feet of Operating Partnership Office Properties in the submarket.

(6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of June 30, 2002. If such leases had commenced as of June 30, 2002, the percent leased for all Office Properties in the Operating Partnership's submarkets would have been 90%. The total percent leased for these Class A Operating Partnership submarkets would have been as follows: Dallas - (Las Colinas) - 93%, (Richardson/ Plano) - 95%, Fort Worth - (CBD) - 99%, Austin - (Northwest) - 100%, Denver - (Cherry Creek) - 99%, Miami - (CBD) - 95%, Miami - (South Dade/Kendall) - 97%, San Diego - (University Town Center) - 81%.

(7) This information is not publicly available for the Denver submarkets as of June 30, 2002.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


(8) Includes weighted average amounts for the Denver submarket. These amounts were calculated by management based on information from third-party sources.

(9) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties, giving effect to free rent and scheduled rent increases that are taken into consideration under GAAP and also including adjustments for expenses payable by or reimbursed from customers is $22.96.

(10) Includes the 6225 N. 24th Office Property sold August 1, 2002.

         The following tables show schedules of lease expirations for leases in place as of June 30, 2002, for the Operating Partnership's total Office Properties and for Dallas, Houston and Austin, Texas, and Denver, Colorado, individually, for each of the 10 years beginning with 2002, assuming that none of the customers exercises or has exercised renewal options.

Total Office Properties

                                                                                              PERCENTAGE
                                        NET RENTABLE     PERCENTAGE OF                          TOTAL OF       ANNUAL FULL-
                                            AREA          LEASED NET            ANNUAL        ANNUAL FULL-     SERVICE RENT
                           NUMBER OF    REPRESENTED      RENTABLE AREA       FULL-SERVICE     SERVICE RENT      PER SQUARE
                         TENANTS WITH   BY EXPIRING      REPRESENTED          RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE        EXPIRING        LEASES         BY EXPIRING          EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION           LEASES     (SQUARE FEET)        LEASES             LEASES(1)         LEASES         EXPIRING(1)
    -------------------  ------------  -------------     -------------      --------------    ------------    --------------
    2002                        313       2,201,912(2)           8.9%       $   51,266,099         8.6%           $  23.28
    2003                        357       3,623,664(3)          14.6            80,261,007        13.4               22.15
    2004                        301       4,245,824             17.1            99,786,929        16.7               23.50
    2005                        269       3,477,481             14.0            81,721,278        13.7               23.50
    2006                        178       2,512,055             10.1            61,763,825        10.3               24.59
    2007                        136       2,676,704             10.8            63,349,470        10.6               23.67
    2008                         46       1,024,008              4.1            25,139,631         4.2               24.55
    2009                         34         895,780              3.6            23,263,411         3.9               25.97
    2010                         31       1,482,721              6.0            41,099,637         6.9               27.72
    2011                         30         893,423              3.6            23,727,634         4.0               26.56
    2012 and thereafter          27       1,816,316              7.2            45,671,330         7.7               25.15
                            -------      ----------           ------        --------------     -------            --------
                              1,722      24,849,888(2)         100.0%       $  597,050,251       100.0%           $  24.03
                            =======      ==========           ======        ==============     =======            ========

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(2)  Expirations by quarter are as follows:
     Q3: 1,495,459 sf; Q4: 706,453 sf.

(3)  Expirations by quarter are as follows:
     Q1: 1,635,101 sf; Q2: 617,848 sf; Q3: 670,329 sf; Q4: 700,386 sf.

(4) Reconciliation of the Operating Partnership's total Office Property net rentable area is as follows:

                                        SQUARE     PERCENTAGE
                                         FEET       OF TOTAL
                                      ----------   ----------
Square footage leased to tenants      24,849,888      88%
Square footage reflecting
  management offices, building use,
  and remeasurement adjustments          421,621       1
Square footage vacant                  3,025,285      11
                                      ----------     ---
Total net rentable footage            28,296,794     100%
                                      ==========     ===

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


Dallas Office Properties

                                                                                            PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                        TOTAL OF        ANNUAL FULL-
                                          AREA           LEASED NET           ANNUAL        ANNUAL FULL-     SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA      FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING      REPRESENTED         RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE       EXPIRING       LEASES         BY EXPIRING          EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION          LEASES     (SQUARE FEET)        LEASES           LEASES(1)         LEASES         EXPIRING(1)
      -------------     ------------  -------------     -------------      -------------    ------------    -------------
    2002                         88         822,699(2)           8.8%      $  21,695,413         9.5%           $  26.37
    2003                         96       1,368,716(3)          14.7          31,056,239        13.5               22.69
    2004                         93       1,217,634             13.1          31,712,527        13.8               26.04
    2005                        106       1,872,519             20.1          42,341,789        18.4               22.61
    2006                         43         673,728              7.2          17,348,777         7.6               25.75
    2007                         40       1,164,705             12.5          28,567,376        12.4               24.53
    2008                         13         502,886              5.5          12,906,366         5.6               25.66
    2009                          9         409,489              4.4          10,728,528         4.7               26.20
    2010                         13         702,805              7.6          20,989,042         9.1               29.86
    2011                          7         251,030              2.7           6,989,725         3.0               27.84
    2012 and thereafter           7         318,611              3.4           5,354,844         2.4               16.81
                             ------      ----------           ------       -------------     -------            --------
                                515       9,304,822            100.0%      $ 229,690,626       100.0%           $  24.69
                             ======      ==========           ======       =============     =======            ========

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(2)  Expirations by quarter are as follows:
     Q3: 651,983 sf; Q4: 170,716 sf.

(3)  Expirations by quarter are as follows:
     Q1: 825,044 sf; Q2: 234,769 sf; Q3: 106,148 sf; Q4: 202,755 sf.

Houston Office Properties

                                                                                            PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                        TOTAL OF        ANNUAL FULL-
                                          AREA           LEASED NET           ANNUAL        ANNUAL FULL-     SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA      FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING      REPRESENTED         RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE       EXPIRING       LEASES         BY EXPIRING          EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION          LEASES     (SQUARE FEET)        LEASES           LEASES(1)         LEASES         EXPIRING(1)
      -------------     ------------  -------------     -------------      -------------    ------------    -------------
    2002                        135       1,017,187(2)          10.8%        $  21,424,386        10.0%            $ 21.06
    2003                        135       1,214,933(3)          12.9            25,586,580        12.0               21.06
    2004                        120       1,965,411             20.9            41,470,973        19.4               21.10
    2005                         82         611,660              6.5            13,938,387         6.5               22.79
    2006                         62       1,119,124             11.9            25,266,507        11.8               22.58
    2007                         50       1,100,821             11.7            24,199,776        11.3               21.98
    2008                         15         346,205              3.7             7,375,660         3.5               21.30
    2009                          8          87,434              0.9             2,166,798         1.0               24.78
    2010                         11         591,928              6.3            14,496,136         6.8               24.49
    2011                         14         534,394              5.7            12,818,081         6.0               23.99
    2012 and thereafter           6         796,770              8.7            24,941,090        11.7               31.30
                             ------      ----------           ------         -------------     -------             -------
                                638       9,385,867            100.0%        $ 213,684,374       100.0%            $ 22.77
                             ======      ==========           ======         =============     =======             =======

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels

(2)  Expirations by quarter are as follows:
     Q3: 569,303 sf; Q4: 447,884 sf.

(3)  Expirations by quarter are as follows:
     Q1: 461,738 sf; Q2: 231,876 sf; Q3: 368,539 sf; Q4: 153,140 sf.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)

Austin Office Properties

                                                                                          PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                      TOTAL OF        ANNUAL FULL-
                                          AREA           LEASED NET        ANNUAL        ANNUAL FULL-     SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA    FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING      REPRESENTED       RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE       EXPIRING       LEASES         BY EXPIRING        EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION          LEASES     (SQUARE FEET)        LEASES         LEASES(1)         LEASES         EXPIRING(1)
      -------------     ------------  -------------     -------------   -------------    ------------     -------------
    2002                     21          70,711(2)           4.1%        $ 2,118,261            4.6%           $ 29.96
    2003                     33         251,005(3)          14.5           6,361,722           13.7              25.35
    2004                     19         349,919             20.2           8,624,460           18.6              24.65
    2005                     24         521,635             30.1          13,687,015           29.4              26.24
    2006                     16         320,737             18.5           9,333,845           20.1              29.10
    2007                      9          80,758              4.7           2,343,297            5.0              29.02
    2008                      4          73,237              4.2           2,213,165            4.8              30.22
    2009                      2          29,935              1.7             840,666            1.8              28.08
    2010                     --              --               --                  --             --                 --
    2011                      2           3,773              0.2             147,193            0.3              39.01
    2012 and thereafter       1          33,315              1.8             828,777            1.7              24.88
                          -----      ----------           ------         -----------         ------            -------
                            131       1,735,025            100.0%        $46,498,401          100.0%           $ 26.80
                          =====      ==========           ======         ===========         ======            =======

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(2)  Expirations by quarter are as follows: Q3: 52,907sf; Q4: 17,804 sf.

(3) Expirations by quarter are as follows: Q1: 110,144sf; Q2: 65,399 sf; Q3: 62,357sf; Q4: 13,105 sf.

Denver Office Properties

                                                                                             PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                         TOTAL OF        ANNUAL FULL-
                                          AREA           LEASED NET            ANNUAL        ANNUAL FULL-     SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA       FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING      REPRESENTED          RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE       EXPIRING       LEASES         BY EXPIRING           EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION          LEASES     (SQUARE FEET)        LEASES            LEASES(1)         LEASES         EXPIRING(1)
      -------------     ------------  -------------     -------------       -------------    ------------    -------------
    2002                         19          78,794(2)          5.8%        $   1,632,772           5.1%          $ 20.72
    2003                         37         468,416(3)         34.3            10,102,910          31.7             21.57
    2004                         18         203,427            14.9             4,543,833          14.2             22.34
    2005                         17         194,323            14.2             4,720,647          14.8             24.29
    2006                         10          71,586             5.2             1,818,017           5.7             25.40
    2007                         11          88,960             6.5             2,191,951           6.9             24.64
    2008                          4          29,881             2.2               834,837           2.6             27.94
    2009                          8         160,200            11.6             4,228,357          13.3             26.39
    2010                          2           7,611             0.6               186,997           0.6             24.57
    2011                          1           2,478             0.2                52,038           0.2             21.00
    2012 and thereafter           1          61,080             4.5             1,598,706           4.9             26.17
                             ------      ----------           -----         -------------        ------           -------
                                128       1,366,756           100.0%        $  31,911,065         100.0%          $ 23.35
                             ======      ==========           =====         =============        ======           =======

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels

(2)  Expirations by quarter are as follows: Q3: 60,985sf; Q4: 17,809 sf.

(3) Expirations by quarter are as follows: Q1: 85,107sf; Q2: 18,781 sf; Q3: 75,164sf; Q4: 289,364 sf.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


Other Office Properties

                                                                                          PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                      TOTAL OF        ANNUAL FULL-
                                          AREA           LEASED NET         ANNUAL        ANNUAL FULL-     SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA    FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING      REPRESENTED       RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE       EXPIRING       LEASES         BY EXPIRING        EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION          LEASES     (SQUARE FEET)        LEASES         LEASES(1)         LEASES         EXPIRING(1)
      -------------     ------------  -------------     -------------   -------------     ------------    -------------
   2002                         50        212,521               7.0%     $ 4,395,267             5.8%         $ 20.68
   2003                         56        320,594              10.5        7,153,556             9.5            22.31
   2004                         51        509,433              16.7       13,435,136            17.9            26.37
   2005                         40        277,344               9.1        7,033,440             9.3            25.36
   2006                         47        326,880              10.7        7,996,679            10.6            24.46
   2007                         26        241,460               7.9        6,047,070             8.0            25.04
   2008                         10         71,799               2.4        1,809,603             2.4            25.20
   2009                          7        208,722               6.8        5,299,062             7.0            25.39
   2010                          5        180,377               5.9        5,427,462             7.2            30.09
   2011                          6        101,748               3.3        3,720,597             4.9            36.57
   2012 and thereafter          12        606,540              19.7       12,947,913            17.4            21.35
                             -----     ----------            ------     ------------          ------          -------
                               310      3,057,418             100.0%    $ 75,265,785           100.0%         $ 24.62
                             =====     ==========            ======     ============          ======          =======

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2)  Expirations by quarter are as follows: Q3: 160,281sf; Q4: 52,240 sf.

(3) Expirations by quarter are as follows: Q1: 153,428sf; Q2: 67,203 sf; Q3: 58,121sf; Q4: 42,022 sf.

     The following table shows, as of June 30, 2002, the principal businesses conducted by the customers at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the customers.


INDUSTRY SECTOR                LEASED SQ. FT.
---------------                --------------
Professional Services(1)            28%
Energy(2)                           20
Financial Services(3)               19
Telecommunications                   7
Technology                           7
Manufacturing                        3
Food Service                         3
Government                           3
Retail                               2
Medical                              2
Other(4)                             6
                                ------
TOTAL LEASED                       100%
                                ======
Average Square Footage
  per Customer                  14,431
                                ======

----------

(1) Includes legal, accounting, engineering, architectural and advertising services.

(2)  Includes oil and gas and utility companies.

(3)  Includes banking, title and insurance and investment services.

(4)  Includes construction, real estate, transportation and other industries.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


HISTORICAL RECURRING OFFICE PROPERTY CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COSTS

         The following table sets forth non-incremental revenue generating and incremental revenue generating capital expenditures and tenant improvement and leasing costs for the six months ended June 30, 2002 and the year ended December 31, 2001. Tenant improvement and leasing costs for signed leases during a particular period do not necessarily equal the cash paid for the tenant improvement and leasing costs during such period due to timing of payments.


                                               SIX MONTHS ENDED          YEAR ENDED
NON-INCREMENTAL REVENUE GENERATING              JUNE 30, 2002        DECEMBER 31, 2001
----------------------------------             ----------------      -----------------
CAPITAL EXPENDITURES:(1)
  Capital Expenditures (in thousands)            $    5,898            $   15,672
  Per square foot                                $     0.23            $     0.58
NON-INCREMENTAL REVENUE GENERATING TENANT
  IMPROVEMENT AND LEASING COSTS:(2)(3)
  Replacement Tenant Square Feet                    249,277             1,099,868
  Renewal Tenant Square Feet                        808,516               790,203
  Tenant Improvement Costs (in thousands)        $    8,166            $   12,154
  Per square foot leased                         $     7.72            $     6.43
  Tenant Leasing Costs (in thousands)            $    5,183            $    7,238
  Per square foot leased                         $     4.90            $     3.83
  Total (in thousands)                           $   13,349            $   19,392
    Total per square foot                        $    12.62            $    10.26
    Average lease term                            7.3 years             5.2 years
    Total per square foot per year               $     1.73            $     1.97

                                              SIX MONTHS ENDED           YEAR ENDED
INCREMENTAL REVENUE GENERATING                  JUNE 30, 2002         DECEMBER 31, 2001
------------------------------                ----------------        -----------------
CAPITAL EXPENDITURES:(1)
  Capital Expenditures (in thousands)           $     1,851           $    10,849
  Per square foot                               $      0.07           $      0.40
INCREMENTAL REVENUE GENERATING TENANT
  IMPROVEMENT AND LEASING COSTS:(2)(4)
  New Tenant Square Feet                            174,996               372,857
  Expansion Tenant Square Feet                       95,850               371,656
  Tenant Improvement Costs (in thousands)       $     1,744           $    10,877
  Per square foot leased                        $      6.44           $     14.61
  Tenant Leasing Costs (in thousands)           $     1,278           $     4,623
  Per square foot leased                        $      4.72           $      6.21
  Total (in thousands)                          $     3,022           $    15,500
    Total per square foot                       $     11.16           $     20.82
    Average lease term                            5.4 years             5.8 years
    Total per square foot per year              $      2.07           $      3.59

----------

(1) Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to be made in the Operating Partnership's Office Property portfolio. The Operating Partnership maintains an active preventive maintenance program in order to minimize required capital improvements. In addition, certain improvement costs are recoverable from tenants.

(2) Non-incremental revenue generating tenant improvements and leasing costs exclude temporary leases whose commencement dates are more than 12 months from the current quarter and Incremental revenue generating tenant improvements and leasing costs are related to signed leases that have not contributed to office earnings in the preceding quarter.

(3) Tenant improvement and leasing costs also may fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease (new, renewal, or replacement tenant), the involvement of external leasing agents and overall competitive market conditions. Management believes that future recurring tenant improvements and leasing costs for the

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


     Operating Partnership's existing Office Properties will approximate on average for "renewal tenants," $6.00 to $8.00 per square foot, or $1.20 to $1.60 per square foot per year based on average five-year lease term, and, on average for "replacement tenants," $12.00 to $14.00 per square foot, or $2.40 to $2.80 per square foot per year based on an average five-year lease term, and, on average for "new and expansion tenants," $16.00 to $20.00 per square foot, or $3.20 to $4.00 per square foot per year based on an average five-year lease term.

(4) Incremental Revenue Generating Tenant Improvements and Leasing Costs are related to signed leases that have not contributed to office earnings in the preceding two quarters.

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

Same-Store Analysis

         As of June 30, 2002, the Operating Partnership owned nine Resort/Hotel Properties. The following table shows same-store net operating income, weighted average occupancy, average daily rate and revenue per available room/guest night for the nine Resort/Hotel Properties for the three and six months ended June 30, 2002 and 2001.

                                     Resorts

                                   THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                   ---------------------------   PERCENTAGE/POINT  -------------------------    PERCENTAGE/POINT
                                     2002                2001         CHANGE         2002               2001         CHANGE
                                   -------             -------   ----------------  -------            -------   ----------------
Same-Store NOI (in thousands)      $ 5,752             $ 5,897          (2)%       $16,523            $17,853         (7)%
Weighted Average Occupancy              63%                 65%         (2)pts          69%                72%        (3)pts
Average Daily Rate                 $   456             $   480          (5)%       $   488            $   494         (1)%
Revenue per Available
  Room/Guest Night                 $   280             $   304          (8)%       $   329            $   349         (6)%

                              Business-Class Hotels

                                   THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                   ---------------------------   PERCENTAGE/POINT  -------------------------    PERCENTAGE/POINT
                                     2002                2001         CHANGE         2002               2001         CHANGE
                                   -------             -------   ----------------  -------            -------   ----------------
Same-Store NOI (in thousands)      $ 5,609             $ 5,224          7%         $ 9,961            $10,439           (5)%
Weighted Average Occupancy              75%                 72%         3pts            70%                72%          (2)pts
Average Daily Rate                 $   118             $   122         (3)%        $   117            $   122           (4)%
Revenue per Available Room         $    89             $    88          1%         $    82            $    88           (7)%

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


Properties

         The following table shows certain information for the six months ended June 30, 2002, and 2001, with respect to the Operating Partnership's Resort/Hotel Properties. The information for the Resort/Hotel properties is based on available rooms, except for Canyon Ranch - Tucson and Canyon Ranch - Lenox, which measure their performance based on available guest nights.

                                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                 --------------------------------------------------
                                                                                                                       REVENUE
                                                                                    AVERAGE         AVERAGE              PER
                                                                                   OCCUPANCY         DAILY            AVAILABLE
                                                             YEAR                    RATE             RATE         ROOM/GUEST NIGHT
                                                           COMPLETED/            --------------  ---------------   ----------------
RESORT/HOTEL PROPERTY(1)                     LOCATION      RENOVATED    ROOMS    2002     2001    2002     2001    2002        2001
------------------------                     --------     ----------    ------   ----     ----   -----     -----   -----      -----
   UPSCALE BUSINESS CLASS HOTELS:
     Denver Marriott City Center         Denver, CO        1982/1994       613     74%      78%  $ 118     $ 126   $  87      $  98
     Hyatt Regency Albuquerque           Albuquerque, NM     1990          395     71       70     110       106      78         75
     Omni Austin Hotel                   Austin, TX          1986          375     71       73     122       134      87         98
     Renaissance Houston Hotel           Houston, TX       1975/2000       388     63       65     116       117      73         76
                                                                        ------   ----     ----   -----     -----   -----      -----
          TOTAL/WEIGHTED AVERAGE                                         1,771     70%     72%   $ 117     $ 122   $  82      $  88
                                                                        ======   ====     ====   =====     =====   =====      =====

   LUXURY RESORTS AND SPAS:
     Park Hyatt Beaver Creek
       Resort and Spa                    Avon, CO            1989          275     58%      58%  $ 356     $ 355   $ 208      $ 205
     Sonoma Mission Inn & Spa            Sonoma, CA     1927/1987/1997     228     57       63     260       285     148        179
     Ventana Inn & Spa                   Big Sur, CA    1975/1982/1988      62     68       72     354       400     242        288
                                                                        ------   ----     ----   -----     -----   -----      -----
          TOTAL/WEIGHTED AVERAGE                                           565     59%      61%  $ 318     $ 332   $ 187      $ 204
                                                                        ======   ====     ====   =====     =====   =====      =====

                                                                       GUEST
   DESTINATION FITNESS RESORTS AND SPAS:                               NIGHTS
                                                                       ------
     Canyon Ranch-Tucson                 Tucson, AZ          1980          259(2)
     Canyon Ranch-Lenox                  Lenox, MA           1989          212(2)
                                                                        ------   ----     ----   -----     -----   -----      -----
          TOTAL/WEIGHTED AVERAGE                                           471     81%      85%  $ 642     $ 641   $ 499      $ 524
                                                                        ======   ====     ====   =====     =====   =====      =====

   LUXURY AND DESTINATION FITNESS RESORTS COMBINED                                 69%      72%  $ 488     $ 494   $ 329      $ 349
                                                                                 ====     ====   =====     =====   =====      =====


          GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES                 70%      72%  $ 254     $ 261   $ 176      $ 187
                                                                                 ====     ====   =====     =====   =====      =====

(1) As of December 31, 2001, the Operating Partnership had leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COPI. The Omni Austin Hotel is leased pursuant to a separate lease to HCD Austin Corporation. On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in those Resort/Hotel Properties.

(2) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

RESIDENTIAL DEVELOPMENT SEGMENT

Operating Information

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, substantially all of COPI's voting interests in three of the Residential Development Corporations: The Woodlands Land Company, Inc. ("TWLC"), Desert Mountain Development Corporation ("DMDC") and Crescent Resort Development, Inc. ("CRDI"). The Operating Partnership fully consolidated the operations of the three Residential Development Corporations beginning on the date of the asset transfers. Management plans to reinvest returned capital from the Residential Development Segment primarily into the Office Segment where the Operating Partnership expects to achieve favorable rates of return.

         As of June 30, 2002, the Operating Partnership owned or had economic interests in five Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 22 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.

                                                             THREE MONTHS ENDED JUNE 30,
                                                        ------------------------------------
                                                          2002                        2001
                                                        --------                    --------
Residential Lot Sales                                      285                        483
Average Sales Price per Lot                              $72,000                    $86,000
Commercial Land Sales                                   18 acres                    74 acres
Average Sales Price per Acre                            $464,000                    $324,000

                                                              SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------------
                                                          2002                        2001
                                                        --------                    --------
Residential Lot Sales                                      512                        864
Average Sales Price per Lot                              $63,000                    $78,000
Commercial Land Sales                                   52 acres                    77 acres
Average Sales Price per Acre                            $340,000                    $329,000

o Average sales price per lot decreased by $15,000, or 19%, due to fewer higher priced lots sold primarily from the Carlton Woods development in the six months ended June 30, 2002, compared to the same period in 2001.

o Carlton Woods is The Woodlands' new upscale residential development. It is a gated community consisting of 491 lots located around a Jack Nicklaus signature golf course. As of June 30, 2002, 230 lots had been sold at prices ranging from $0.1 million to $2.2 million per lot, or an average price of $348,000 per lot. Additional phases within Carlton Woods are expected to be marketed to the public during the next two years.

o Future buildout of The Woodlands is estimated at approximately 12,570 residential lots and approximately 1,607 acres of commercial land, of which approximately 1,671 residential lots and 980 acres are currently in inventory.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

         The following table shows residential lot sales at an average price per lot.

                                                            THREE MONTHS ENDED JUNE 30,
                                                        --------------------------------------
                                                          2002                         2001
                                                        --------                    ----------
Residential Lot Sales                                      25                           23
Average Sales Price per Lot(1)                          $794,000                    $1,029,000

(1)  Includes equity golf membership.

                                                              SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------------
                                                          2002                        2001
                                                        --------                    --------
Residential Lot Sales                                      48                          42
Average Sales Price per Lot(1)                          $735,000                    $841,000

(1)  Includes equity golf membership.

o Approved future buildout of Desert Mountain is estimated to be approximately 210 to 434 residential lots, of which approximately 123 are currently in inventory.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


Crescent Resort Development, Inc., Beaver Creek, Colorado:

         The following table shows total active projects, residential lot and residential unit sales and average sales price per lot and unit.

                                                  THREE MONTHS ENDED JUNE 30,
                                                 -----------------------------
                                                     2002             2001
                                                 ------------     ------------

Active Projects                                            15               12
Residential Lot Sales                                     155               72
Residential Unit Sales:
     Townhome Sales                                         1                4
     Single-Family Home Sales                              --               --
     Equivalent Timeshare Unit Sales                        3               --
     Condominium Sales                                     38                3
Commercial Land Sales                                      --               --
Average Sales Price per Residential Lot          $     61,000     $     48,000
Average Sales Price per Residential Unit         $1.1 million     $1.7 million
Average Sales Price per Residential
  Timeshare Unit                                 $1.3 million               --

                                                   SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------
                                                     2002             2001
                                                 ------------     ------------

Active Projects                                            15               12
Residential Lot Sales                                     159               74
Residential Unit Sales:
     Townhome Sales                                         2                8
     Single-Family Home Sales                              --               --
     Equivalent Timeshare Unit Sales                        8               --
     Condominium Sales                                    196               12
Commercial Land Sales                                      --               --
Average Sales Price per Residential Lot          $     60,000     $     54,000
Average Sales Price per Residential Unit         $    624,000     $1.5 million
Average Sales Price per Residential
  Timeshare Unit                                 $1.3 million               --

o Average sales price per unit decreased $0.9 million, or 60%, due to lower priced product mix sold in the six months ended June 30, 2002, as compared to the same period in 2001.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


Properties

         The following table shows certain information as of June 30, 2002, relating to the Residential Development Properties.

                                                                                                      TOTAL       TOTAL
                       RESIDENTIAL                                        RESIDENTIAL     TOTAL     LOTS/UNITS  LOTS/UNITS
   RESIDENTIAL         DEVELOPMENT                                        DEVELOPMENT     LOTS/     DEVELOPED     CLOSED
   DEVELOPMENT          PROPERTIES          TYPE OF                      CORPORATION'S    UNITS       SINCE       SINCE
 CORPORATION(1)          (RDP)               RDP(2)       LOCATION        OWNERSHIP %    PLANNED    INCEPTION   INCEPTION
 --------------        -----------          -------       --------       -------------   -------    ---------   ---------

Desert Mountain      Desert Mountain          SF       Scottsdale, AZ       93.0%          2,665        2,354      2,231
    Development                                                                          -------      -------    -------
    Corporation

The Woodlands        The Woodlands            SF       The Woodlands, TX    42.5%(6)      37,554       26,655     24,984
    Land Company,                                                                        -------      -------    -------
    Inc.

Crescent             Bear Paw Lodge           CO       Avon, CO             60.0%             53           53         53
    Resort           Eagle Ranch              SF       Eagle, CO            60.0%          1,100(7)       535        466
    Development,     Main Street
    Inc.                 Junction             CO       Breckenridge, CO     30.0%             36           36         29
                     Main Street
                         Station              CO       Breckenridge, CO     30.0%             82(7)        82         76
                     Main Street Station
                         Vacation Club        TS       Breckenridge, CO     30.0%             42           42         19
                     Riverbend                SF       Charlotte, NC        60.0%            650          202        195
                     Three Peaks
                         (Eagle's Nest)       SF       Silverthorne, CO     30.0%            391          253        182
                     Park Place at
                         Riverfront           CO       Denver, CO           64.0%             70(7)        70         62
                     Park Tower at
                         Riverfront           CO       Denver, CO           64.0%             61(7)        61         44
                     Promenade Lofts
                         at Riverfront        CO       Denver, CO           64.0%             66           66         52
                     Cresta                 TH/SFH     Edwards, CO          60.0%             25(7)        19         17
                     Snow Cloud               CO       Avon, CO             64.0%             54(7)        53         39
                     One Vendue Range         CO       Charleston, SC       62.0%             49(7)        --         --
                     Old Greenwood           SF/TS     Truckee, CA          71.2%            249           --         --
                     Northstar Mountain
                         Properties        CO/TH/TS    Tahoe, CA            57.0%          2,200           --         --
                                                                                         -------      -------    -------
  TOTAL CRESCENT RESORT DEVELOPMENT, INC.                                                  5,128        1,472      1,234
                                                                                         -------      -------    -------

Mira Vista           Mira Vista               SF       Fort Worth, TX                        740          740        704
    Development      The Highlands            SF       Breckenridge, CO                      750          480        442
    Corp.                                                                                -------      -------    -------
  TOTAL MIRA VISTA DEVELOPMENT CORP.                                                       1,490        1,220      1,146
                                                                                         -------      -------    -------

Houston Area         Falcon Point             SF       Houston, TX                           510          364        321
    Development      Falcon Landing           SF       Houston, TX                           623          566        527
    Corp.            Spring Lakes             SF       Houston, TX                           520          338        293
                                                                                         -------      -------    -------

  TOTAL HOUSTON AREA DEVELOPMENT CORP.                                                     1,653        1,268      1,141
                                                                                         -------      -------    -------

  TOTAL                                                                                   48,490       32,969     30,736
                                                                                         =======      =======    =======


                                              AVERAGE
                       RESIDENTIAL             CLOSED              RANGE OF
   RESIDENTIAL         DEVELOPMENT           SALE PRICE            PROPOSED
   DEVELOPMENT          PROPERTIES            PER LOT/            SALE PRICES
 CORPORATION(1)          (RDP)               UNIT($)(3)       PER LOT/UNIT($)(4)
 --------------        -----------           ----------       ------------------

Desert Mountain      Desert Mountain           525,000      400,000 -  4,000,000(5)
    Development
    Corporation

The Woodlands        The Woodlands              57,000       16,000 -  2,160,000
    Land Company,
    Inc.

Crescent             Bear Paw Lodge          1,450,000      665,000 -  2,025,000
    Resort           Eagle Ranch                84,000       50,000 -    150,000
    Development,     Main Street
    Inc.                 Junction              464,000      300,000 -    580,000
                     Main Street
                         Station               491,000      215,000 -  1,065,000
                     Main Street Station
                         Vacation Club       1,129,000      380,000 -  4,600,000
                     Riverbend                  31,000       25,000 -     38,000
                     Three Peaks
                         (Eagle's Nest)        253,000      135,000 -    425,000
                     Park Place at
                         Riverfront            415,000      195,000 -  1,445,000
                     Park Tower at
                         Riverfront            646,000      180,000 -  2,100,000
                     Promenade Lofts
                         at Riverfront         417,000      180,000 -  2,100,000
                     Cresta                  1,878,000    1,230,000 -  3,434,000
                     Snow Cloud              1,673,000      840,000 -  4,545,000
                     One Vendue Range              N/A      450,000 -  3,100,000
                     Old Greenwood                 N/A          N/A          N/A
                     Tahoe Mountain Resorts        N/A          N/A          N/A

  TOTAL CRESCENT RESORT DEVELOPMENT, INC.


Mira Vista           Mira Vista                 99,000       50,000 -    265,000
    Development      The Highlands             193,000       55,000 -    625,000
    Corp.
  TOTAL MIRA VISTA DEVELOPMENT CORP.


Houston Area         Falcon Point               42,000       28,000 -     52,000
    Development      Falcon Landing             21,000       20,000 -     26,000
    Corp.            Spring Lakes               31,000       30,000 -     50,000

  TOTAL HOUSTON AREA DEVELOPMENT CORP.

  TOTAL

(1) As of December 31, 2001, the Operating Partnership had an approximately 95%, 95%, 90%, 94% and 94% ownership interest in Desert Mountain Development Corporation, The Woodlands Land Company, Inc., Crescent Resort Development, Inc., Mira Vista Development Corp. and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations. On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's ownership interests, representing substantially all of the voting stock, in Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and Crescent Resort Development, Inc.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); SFH (Single-Family Homes) and TS (Timeshare Equivalent Units).

(3) Based on lots/units closed during the Operating Partnership's ownership period.

(4)  Based on existing inventory of developed lots and lots to be developed.

(5)  Includes golf membership, which as of June 30, 2002, is $225,000.

(6) Distributions are made to partners based on specified payout percentages. During the six months ended June 30, 2002, the payout percentage to the Operating Partnership was 52.5%.

(7) As of June 30, 2002, 24 golf course lots were under contract at Eagle Ranch representing $2.1 million in sales; two units were under contract at Main Street Station representing $0.8 million in sales; two units were under contract at Park Place at Riverfront representing $.7 million in sales; one unit was under contract at Park Tower at Riverfront representing $0.8 million in sales; one unit was under contract at Cresta representing $1.8 million in sales; six units were under contract at Snow Cloud representing $10.7 million in sales and 44 units were under contract at One Vendue Range representing $52.4 million in sales.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

Operating Information

         As of June 30, 2002, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties, with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

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

         In December 2001, the Temperature Controlled Logistics Corporation waived its right to collect $39.8 million (the Operating Partnership's share of which was $15.9 million) of the total $49.9 million of deferred rent. The Temperature-Controlled Logistics Corporation and the Operating Partnership began to recognize rental income when earned and collected during the year ended December 31, 2000 and continued this accounting treatment for the year ended December 31, 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Operating Partnership related to the Temperature-Controlled Logistics Corporation's decision in December 31, 2001 to waive collection of deferred rent.

         AmeriCold Logistics deferred $9.3 million of the total $68.9 million of rent payable for the six months ended June 30, 2002. The Operating Partnership's share of the deferred rent was $3.7 million. The Operating Partnership recognizes rental income when earned and collected and has not recognized the $3.7 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the six months ended June 30, 2002.

         The following table shows the total, and the Operating Partnership's portion of, deferred rent and valuation allowance at December 31, 2001 and for the six months ended June 30, 2002.


                                    DEFERRED RENT          VALUATION ALLOWANCE
                               ------------------------   ----------------------
                                           OPERATING                 OPERATING
                                         PARTNERSHIP'S             PARTNERSHIP'S
                                TOTAL       PORTION       TOTAL       PORTION
                               -------   -------------   -------   -------------
Balance at December 31, 2001   $  10.1   $        3.9   $    --    $          --
For the six months ended
   June 30, 2002                   9.3            3.7       9.3              3.7
                               -------   ------------   -------    -------------
Total                          $  19.4   $        7.6   $   9.3    $         3.7
                               =======   ============   =======    =============

Properties

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of June 30, 2002:

                                TOTAL CUBIC       TOTAL                                           TOTAL CUBIC       TOTAL
                 NUMBER OF        FOOTAGE       SQUARE FEET                       NUMBER OF         FOOTAGE      SQUARE FEET
  STATE         PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)    STATE           PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
  -----         -------------   -------------   -------------    -----           -------------    -------------  -------------

Alabama                    4           10.7            0.3      Missouri(2)                 2            46.8            2.8
Arizona                    1            2.9            0.1      Nebraska                    2             4.4            0.2
Arkansas                   6           33.1            1.0      New York                    1            11.8            0.4
California                 9           28.6            1.1      North Carolina              3            10.0            0.4
Colorado                   1            2.8            0.1      Ohio                        1             5.5            0.2
Florida                    5            7.5            0.3      Oklahoma                    2             2.1            0.1
Georgia                    8           49.5            1.7      Oregon                      6            40.4            1.7
Idaho                      2           18.7            0.8      Pennsylvania                2            27.4            0.9
Illinois                   2           11.6            0.4      South Carolina              1             1.6            0.1
Indiana                    1            9.1            0.3      South Dakota                1             2.9            0.1
Iowa                       2           12.5            0.5      Tennessee                   3            10.6            0.4
Kansas                     2            5.0            0.2      Texas                       2             6.6            0.2
Kentucky                   1            2.7            0.1      Utah                        1             8.6            0.4
Maine                      1            1.8            0.2      Virginia                    2             8.7            0.3
Massachusetts              5           10.5            0.5      Washington                  6            28.7            1.1
Mississippi                1            4.7            0.2      Wisconsin                   3            17.4            0.6
                                                                                 ------------     -----------     ----------

                                                                TOTAL                      89(3)        445.2(3)        17.7(3)
                                                                                 ============     ===========     ==========

----------
(1) As of June 30, 2002, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Operating Partnership has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of June 30, 2002, AmeriCold Logistics operated 100 temperature-controlled logistics properties with an aggregate of approximately 524.6 million cubic feet (20.2 million square feet).

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

INTEREST RATE RISK

         The Operating Partnership's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Operating Partnership had total outstanding debt of approximately $2.5 billion at June 30, 2002, of which approximately $196.4 million, or approximately 7.95%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 4.09% as of June 30, 2002. A 10% (40.9 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $0.8 million based on the unhedged variable-rate debt outstanding as of June 30, 2002, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (40.9 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $0.8 million based on the unhedged variable-rate debt outstanding as of June 30, 2002, as a result of the decreased interest expense associated with the change in rate.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 15, 2002, the Operating Partnership issued $375.0 million in senior, unsecured notes due 2009. The issuance was exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

         On June 24, 2002, the Company terminated the engagement of Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants, and engaged Ernst & Young LLP ("Ernst & Young") to serve as the Company's independent public accountants for the fiscal year ending December 31, 2002, effective immediately.

         Arthur Andersen's reports on the Company's Consolidated Financial Statements for each of the fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During the fiscal years ended December 31, 2001 and December 31, 2000, and through June 24, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its report on the Company's Consolidated Financial Statements for such years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

         The Company's Consolidated Financial Statements for each of the fiscal years ended December 31, 2001 and December 31, 2000 include the consolidated financial statements of the Operating Partnership for those years. The Company's termination of the engagement of Arthur Andersen, and its engagement of Ernst & Young, also terminated the Operating Partnership's engagement of Arthur Andersen and effected the engagement of Ernst & Young as the Operating Partnership's independent public accountants.

         The Company provided Arthur Andersen with a copy of the text of the first, second and third paragraphs of this Item. Exhibit 16 is a copy of Arthur Andersen's letter, dated June 25, 2002, stating it has found no basis for disagreement with those statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits

         The exhibits required by this item are set forth on the Exhibit Index attached hereto.

   (b)   Reports on Form 8-K

                           Form 8-K dated March 28, 2002, filed April 1, 2002
                  for the purpose of reporting, under Item 5 - Other Events, the Operating Partnership's intent to offer $375 million aggregate principal amount of senior notes due 2009.

                           Form 8-K dated April 10, 2002, filed April 16, 2002
                  for the purpose of reporting, under Item 5 - Other Events, that the Operating Partnership had priced its private offering of $375 million in senior, unsecured notes due 2009 at 9.25%, with an issue price of the notes of 100%.

                           Form 8-K dated April 22, 2002, filed April 25, 2002
                  for the purpose of (i) reporting under Item 5 - Other Events, that the Company had entered into (1) a placement agency agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated for the placement of 2,800,000
                  6 3/4% Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares"), $.01 par value per share, at a price of $18.00 per share, with Cohen & Steers Capital Management, Inc. and (2) a purchase agreement with Cohen & Steers Capital Management, Inc. for the purchase of such shares for an aggregate price of $50,400,000, and (ii) filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, certain exhibits relating to the offering of the Series A Preferred Shares pursuant to a prospectus supplement dated April 22, 2002 to the prospectus dated April 22, 2002, which forms a part of the

                  Company's Registration Statement on Form S-3 (No. 333-38071), such exhibits to be incorporated by reference into the Registration Statement.

                           Form 8-K/A dated April 22, 2002, filed April 29, 2002
                  for the purpose of filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, an additional exhibit relating to the offering of the Series A Preferred Shares pursuant to a prospectus supplement dated April 22, 2002 to the prospectus dated April 22, 2002, which forms a part of the Company's Registration Statement on Form S-3 (No. 333-38071), such exhibit to be incorporated by reference into the Registration Statement.

                           Form 8-K dated May 10, 2002, filed May 14, 2002 for
                  the purpose of (i) reporting under Item 5 - Other Events, that the Company had entered into an underwriting agreement with Bear, Stearns & Co. Inc., BB&T Capital Markets, a division of Scott & Stringfellow, Inc., and Stifel, Nicolaus & Company, Incorporated (together, the "Underwriter"), pursuant to which the underwriter agreed to purchase up to 3,450,000 9.50% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares"), $.01 par value per share, at a price of $25.00 per share, less Underwriting discounts and commissions of $.7875 per share, and (ii) filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, certain exhibits relating to the offering of the Series B Preferred Shares pursuant to a prospectus supplement dated May 10, 2002 to the prospectus dated April 22, 2002, which forms a part of the Company's Registration Statement on Form S-3 (No. 333-38071), such exhibits to be incorporated by reference into the Registration Statement.

                           Form 8-K dated June 24, 2002, filed June 26, 2002 for
                  the purpose of reporting under Item 4 - Changes in Registrant's Certifying Accountant, that the Company had ended the engagement of Arthur Andersen LLP as the Company's independent public accountants, and had engaged Ernst & Young LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 2002.

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


                        CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                   (Registrant)

                        By: Crescent Real Estate Equities, Ltd.,
                            Its General Partner

                        By /s/ John C. Goff
                           -----------------------------------------------------
                               John C. Goff
Date: August 19, 2002          Sole Director and Chief Executive Officer



                        By /s/ Jerry R. Crenshaw, Jr.
                           -----------------------------------------------------
                               Jerry R. Crenshaw, Jr.
                               Senior Vice President and Chief Financial Officer
Date: August 19, 2002          (Principal Financial and Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, John C. Goff, the Chief Executive Officer of Crescent Real Estate, Ltd., the general partner of Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Operating Partnership's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership.

Date: August 19, 2002              /s/ John C. Goff
     ----------------              ----------------------------------------
                                  John C. Goff
                                  Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Jerry R. Crenshaw, Jr., the Senior Vice President and Chief Financial and Accounting Officer of Crescent Real Estate Equities Ltd., the general partner of Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Operating Partnership's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership.

Date: August 19, 2002          /s/ Jerry R. Crenshaw, Jr.
     ----------------          -------------------------------------------------
                                   Jerry R. Crenshaw, Jr.
                                   Senior Vice President and Chief Financial and Accounting Officer

                                INDEX TO EXHIBITS

              EXHIBIT
              NUMBER                 DESCRIPTION
              -------                -----------
               3.01                  Second Amended and Restated Agreement of
                                     Limited Partnership of the Registrant dated
                                     November 1, 1997, as amended (filed as
                                     Exhibit No. 10.02 to the Quarterly Report
                                     on Form 10-Q for the quarter ended June 30,
                                     2002 of Crescent Real Estate Equities
                                     Company (the "Company") (the "Company 2002
                                     2Q 10-Q") and incorporated herein by
                                     reference)

               4.01                  Restated Declaration of Trust of Crescent
                                     Real Estate Equities Company, as amended
                                     (filed as Exhibit No. 3.1 to the Company's
                                     Current Report on Form 8-K filed April 25,
                                     2002 and incorporated herein by reference)

               4.02                  Amended and Restated Bylaws of Crescent
                                     Real Estate Equities Company, as amended
                                     (filed as Exhibit No. 3.02 to the Company's
                                     Quarterly Report on Form 10-Q for the
                                     quarter ended September 30, 1998 and
                                     incorporated herein by reference)

               4*                    Pursuant to Regulation S-K Item
                                     601(b)(4)(iii), the Registrant by this
                                     filing agrees, upon request, to furnish to the SEC a copy of instruments defining the rights of holders of long-term debt of the Registrant

               10.01                 Unit Option Agreement Pursuant to the 1996
                                     Plan by and between Crescent Real Estate
                                     Equities Limited Partnership and John C.
                                     Goff, dated as of February 19, 2002 (filed as Exhibit 10.01 to the Company 2002 2Q
                                     10-Q and incorporated herein by reference)

               16.01 Letter from Arthur Andersen LLP to the SEC regarding change in certifying accountant
                                     (filed as Exhibit No. 16 to the Company's current report on Form 8-K (filed June 26,
                                     2002 and incorporated herein by reference))