Form 10-Q
period 2002-09-30
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP; CRESCENT FINANCE CO
filed 2002-11-15
CIK 1010958, 1174272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2002
                       COMMISSION FILE NUMBERS. 333-42293
                                                333-89194-01


                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                            CRESCENT FINANCE COMPANY*
--------------------------------------------------------------------------------
           (Exact names of registrants as specified in their charters)


           DELAWARE                                     75-52-2531304
           DELAWARE                                     42-1536518
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Numbers)
incorporation or organization)


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


                         YES      X             NO
                             ------------          ------------

* Crescent Finance Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                      PAGE

PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001
           (audited).............................................................................        2

           Consolidated Statements of Operations for the three and nine months ended September
           30, 2002 and 2001 (unaudited).........................................................        3

           Consolidated Statement of Partners' Capital for the nine months ended
           September 30, 2002 (unaudited)........................................................        4

           Consolidated Statements of Cash Flows for the nine months ended September 30, 2002
           and 2001 (unaudited)..................................................................        5

           Notes to Financial Statements.........................................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       45

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................      104

Item 4.    Controls and Procedures...............................................................      104

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................      105

Item 2.    Changes in Securities and Use of Proceeds.............................................      105

Item 3.    Defaults Upon Senior Securities.......................................................      105

Item 4.    Submission of Matters to a Vote of Security Holders...................................      105

Item 5.    Other Information.....................................................................      105

Item 6.    Exhibits and Reports on Form 8-K......................................................      105

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                  CONSOLIDATED
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       2002            2001
                                                                                   -------------   ------------
                                                                                    (UNAUDITED)      (AUDITED)

ASSETS:
Investments in real estate:
   Land                                                                            $    307,406    $    246,416
   Land held for investment or development                                              471,440         108,274
   Building and improvements                                                          2,955,237       2,910,822
   Furniture, fixtures and equipment                                                    110,475          72,246
   Properties held for disposition, net                                                  20,997          76,309
   Less - accumulated depreciation                                                     (714,867)       (634,144)
                                                                                   ------------    ------------
               Net investment in real estate                                       $  3,150,688    $  2,779,923

   Cash and cash equivalents                                                       $     79,515    $     31,644
   Restricted cash and cash equivalents                                                 104,060         115,531
   Accounts receivable, net                                                              42,558          28,610
   Deferred rent receivable                                                              60,850          66,362
   Investments in real estate mortgages and
       equity of unconsolidated companies                                               553,743         838,317
   Notes receivable, net                                                                117,590         416,789
   Income tax asset - current and deferred                                               37,123              --
   Other assets, net                                                                    191,812         145,650
                                                                                   ------------    ------------
               Total assets                                                        $  4,337,939    $  4,422,826
                                                                                   ============    ============


LIABILITIES:
   Borrowings under Credit Facility                                                $    179,000    $    283,000
   Notes payable                                                                      2,233,544       1,931,094
   Accounts payable, accrued expenses and other liabilities                             359,735         217,405
                                                                                   ------------    ------------
              Total liabilities                                                    $  2,772,279    $  2,431,499
                                                                                   ------------    ------------


COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                                $     72,203    $    232,137

PARTNERS' CAPITAL:
   Series A Convertible Cumulative Preferred Units, liquidation preference
       $25.00 per unit, 10,800,000, and 8,000,000 units issued and outstanding
       at September 30, 2002 and December 31, 2001, respectively                   $    248,160    $    200,000
  Series B Cumulative Preferred Units,
      liquidation preference of $25.00 per share,
      3,400,000 shares issued and outstanding at September 30, 2002                      81,923              --
   Units of Partnership Interests, 58,484,733 and 66,148,630 issued and outstanding at September 30, 2002 and December 31, 2001,
      respectively:
     General partner -- outstanding 584,847 and 661,486                                  16,780          16,179
     Limited partners' -- outstanding 57,899,886 and 65,487,144                       1,176,809       1,574,495
   Accumulated other comprehensive income                                               (30,215)        (31,484)
                                                                                   ------------    ------------
              Total partners' capital                                              $  1,493,457    $  1,759,190
                                                                                   ------------    ------------
              Total liabilities and partners' capital                              $  4,337,939    $  4,422,826
                                                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                         FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                     ----------------------------    ----------------------------
                                                                         2002            2001            2002            2001
                                                                     ------------    ------------    ------------    ------------
                                                                              (UNAUDITED)                     (UNAUDITED)

REVENUE:
   Office property                                                   $    146,773    $    151,253    $    429,297    $    456,311
   Resort/Hotel property                                                   56,110          12,449         148,157          44,523
   Residential Development property                                        43,837              --         176,887              --
   Interest and other income                                                3,586          17,660          18,504          60,201
                                                                     ------------    ------------    ------------    ------------
        Total revenue                                                $    250,306    $    181,362    $    772,845    $    561,035
                                                                     ------------    ------------    ------------    ------------

EXPENSE:
   Office property real estate taxes                                 $     17,897    $     20,720    $     59,215    $     64,916
   Office property operating expenses                                      44,278          44,149         129,931         131,424
   Resort/Hotel property expenses                                          44,599              --         110,701              --
   Residential Development property expense                                42,110              --         161,319              --
   Corporate general and administrative                                     8,121           6,221          19,846          18,374
   Interest expense                                                        47,149          44,908         135,871         139,189
   Amortization of deferred financing costs                                 2,701           2,439           7,722           7,171
   Depreciation and amortization                                           38,314          31,004         106,936          90,940
   Impairment and other charges related
        to real estate assets                                                  --           3,608              --          18,932
                                                                     ------------    ------------    ------------    ------------
        Total expense                                                $    245,169    $    153,049    $    731,541    $    470,946
                                                                     ------------    ------------    ------------    ------------

        Operating income                                             $      5,137    $     28,313    $     41,304    $     90,089


OTHER INCOME:
   Equity in net income (loss) of unconsolidated companies
        Office properties                                            $        874    $      1,520    $      3,655    $      3,841
        Resort/Hotel properties                                               (91)             --             (91)             --
        Residential development properties                                  4,272           7,263          22,934          27,703
        Temperature-controlled logistics properties                        (3,101)         (2,066)         (3,828)          2,285
        Other                                                                (755)          1,686          (5,281)          2,896
                                                                     ------------    ------------    ------------    ------------
   Total equity in net income (loss) of unconsolidated companies     $      1,199    $      8,403    $     17,389    $     36,725

   Gain (loss) on property sales, net                                      23,162           1,099          22,238             727
                                                                     ------------    ------------    ------------    ------------
        Total other income and expense                               $     24,361    $      9,502    $     39,627    $     37,452
                                                                     ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY INTERESTS, INCOME TAXES,
   DISCONTINUED OPERATIONS, EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE         $     29,498          37,815    $     80,931    $    127,541
        Minority interests                                                   (919)         (5,310)         (9,829)        (16,208)
        Income tax benefit                                                  2,731              --           6,596              --
                                                                     ------------    ------------    ------------    ------------

INCOME BEFORE DISCONTINUED OPERATIONS, EXTRAORDINARY
   ITEM AND CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                              $     31,310    $     32,505    $     77,698    $    111,333

        Discontinued operations - income and gain on assets
             sold and held for sale                                         1,735             616           7,241           1,895
        Extraordinary item - extinguishment of debt                            --              --              --         (12,174)
        Cumulative effect of change in accounting principle                    --              --         (11,775)             --
                                                                     ------------    ------------    ------------    ------------

NET INCOME                                                           $     33,045    $     33,121    $     73,164    $    101,054

Series A Preferred Unit distributions                                      (4,556)         (3,375)        (12,146)        (10,125)
Series B Preferred Unit distributions                                      (2,019)             --          (3,028)             --
                                                                     ------------    ------------    ------------    ------------

NET INCOME AVAILABLE TO PARTNERS                                     $     26,470    $     29,746    $     57,990    $     90,929
                                                                     ============    ============    ============    ============

BASIC EARNINGS PER UNIT DATA:
   Net income before discontinued operations, extraordinary
        item and cumulative effect of a change in accounting
        principle                                                    $       0.39    $       0.43    $       0.96    $       1.48
   Discontinued operations - income and gain on assets sold
        and held for sale                                                    0.03            0.01            0.11            0.03
   Extraordinary item - extinguishment of debt                                 --              --              --           (0.18)
   Cumulative effect of a change in accounting principle                       --              --           (0.18)             --
                                                                     ------------    ------------    ------------    ------------

   Net income - basic                                                $       0.42    $       0.44    $       0.89    $       1.33
                                                                     ============    ============    ============    ============

DILUTED EARNINGS PER UNIT DATA:
   Net income before discontinued operations, extraordinary
        item and cumulative effect of a change in accounting
        principle                                                    $       0.39    $       0.42    $       0.95    $       1.46
   Discontinued operations - income and gain on assets sold
        and held for sale                                                     .03            0.01            0.11            0.03
   Extraordinary item - extinguishment of debt                                 --              --              --           (0.18)
   Cumulative effect of a change in accounting principle                       --              --           (0.18)             --
                                                                     ------------    ------------    ------------    ------------

   Net income - diluted                                              $       0.42    $       0.43    $       0.88    $       1.31
                                                                     ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                                                                   ACCUMULATED
                                               PREFERRED        GENERAL            LIMITED            OTHER             TOTAL
                                               PARTNERS'       PARTNER'S          PARTNERS'        COMPREHENSIVE      PARTNERS'
                                                CAPITAL         CAPITAL            CAPITAL            INCOME           CAPITAL
                                             --------------   --------------    --------------    --------------    --------------

PARTNERS' CAPITAL, December 31, 2001         $      200,000   $       16,179    $    1,574,495    $      (31,484)   $    1,759,190

Issuance of Preferred Units A                        48,160               --                --                --            48,160
Issuance of Preferred Units B                        81,923               --                --                --            81,923
Contributions                                            --               21             2,085                --             2,106
Distributions                                            --           (4,423)         (452,758)               --          (457,181)
Net Income                                               --              580            57,410                --            57,990
Unrealized Loss on Marketable Securities                 --               --                --            (1,814)           (1,814)
Unrealized Net Gain on Cash Flow Hedges                  --               --                --             3,083             3,083
                                             --------------   --------------    --------------    --------------    --------------

PARTNERS' CAPITAL, September 30, 2002        $      330,083   $       12,357    $    1,181,232    $      (30,215)   $    1,493,457
                                             ==============   ==============    ==============    ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                          ----------------------------
                                                                              2002            2001
                                                                          ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $     73,164    $    101,054
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                           114,658          98,111
       Amortization of capitalized residential development costs               114,039              --
       Expenditures for capitalized residential development costs              (87,868)             --
       Discontinued operations                                                   1,369           1,905
       Extraordinary item - extinguishment of debt                                  --          12,174
       Impairment and other charges related to real estate assets                   --          18,932
       Gain on property sales, net                                             (30,177)           (727)
       Minority interests                                                        9,829          16,208
       Cumulative effect of change in accounting principle                      11,775              --
       Non-cash compensation                                                     1,990             119
       Distributions received in excess of earnings
         from unconsolidated companies:
            Residential development properties                                      --           2,945
            Temperature-controlled logistics                                        --           7,811
            Other                                                                   --             152
       Equity in earnings in excess of distributions received from unconsolidated companies:
            Office properties                                                     (990)           (105)
            Residential development properties                                  (9,642)             --
            Temperature-controlled logistics                                     7,828              --
            Resort/Hotel properties                                                416              --
            Other                                                                6,255              --
Change in assets and liabilities:
       Restricted cash and cash equivalents                                      2,771          (3,158)
       Accounts receivable                                                      11,712         (25,560)
       Deferred rent receivable                                                  4,508           4,687
       Income tax asset-current and deferred                                   (15,339)             --
       Other assets                                                              4,745          90,755
       Accounts payable, accrued expenses and
            other liabilities                                                  (56,081)        (51,656)
                                                                          ------------    ------------
            Net cash provided by operating activities                          164,962         273,647
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net cash impact of COPI transaction                                      38,226              --
       Proceeds from property sales                                             76,582         184,449
       Proceeds from joint venture transactions                                164,067         129,651
       Acquisition of rental properties                                        (97,373)             --
       Development of investment properties                                     (1,669)        (14,088)
       Capital expenditures - office properties                                (11,619)        (17,178)
       Capital expenditures - hotel properties                                 (13,720)        (15,835)
       Tenant improvement and leasing costs - office properties                (36,602)        (34,514)
       Decrease in restricted cash and cash equivalents                         12,668           4,994
       Return of investment in unconsolidated companies:
            Office properties                                                    1,660           2,008
            Residential development properties                                  10,011          16,522
            Other                                                                   --          11,975
       Investment in unconsolidated companies:
            Office properties                                                       --          (3,236)
            Residential development properties                                 (27,732)        (72,380)
            Temperature-controlled logistics properties                           (242)         (9,405)
            Other                                                                 (425)         (1,584)
       Increase in notes receivable                                             (4,203)        (14,786)
                                                                          ------------    ------------
            Net cash provided by investing activities                          109,629         166,593
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt financing costs                                                     (8,915)        (15,964)
       Borrowings under UBS Facility                                                --         105,000
       Payments under UBS Facility                                                  --        (658,452)
       Borrowings under Credit Facility                                        372,000         480,000
       Payments under Credit Facility                                         (476,000)       (325,000)
       Notes Payable proceeds                                                  375,000         386,386
       Notes Payable payments                                                 (171,549)       (175,899)
       Residential development properties note payable borrowings               54,698              --
       Residential development properties note payable payments                (84,856)             --
       Redemption of GMAC preferred interest                                  (218,423)             --
       Capital distributions - joint venture preferred equity partner           (6,967)        (15,849)
       Capital distributions - joint venture partner                            (1,540)         (4,526)
       Capital contributions to the Operating Partnership                        2,106           9,331
       Issuance of preferred units-Series A                                     48,160              --
       Issuance of preferred units-Series B                                     81,923              --
       Series A Preferred Unit distributions                                   (12,146)        (10,125)
       Series B Preferred Unit distributions                                    (3,028)             --
       Distributions from the Operating Partnership                           (177,183)       (224,762)
                                                                          ------------    ------------
            Net cash used in investing activities                             (226,720)       (449,860)
                                                                          ------------    ------------



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                47,871          (9,620)
CASH AND CASH EQUIVALENTS,
       Beginning of period                                                      31,644          38,643
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS,
       End of period                                                      $     79,515    $     29,023
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("the General Partner"), which owns an approximately 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 88% limited partner interest in the Operating Partnership, with the remaining approximately 11% limited partner interest held by other limited partners.

         All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of September 30, 2002, the Company's approximately 88% limited partner interest has been treated as equivalent, for purposes of this report, to 51,358,652 units and the remaining approximately 11% limited partner interest has been treated as equivalent, for purposes of this report, to 6,541,234 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 584,847 units.

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

         The following table shows, by consolidated entity, the real estate assets (the "Properties") that the Operating Partnership owned or had an interest in as of September 30, 2002.

Operating Partnership      Wholly-owned assets - The Avallon IV, Chancellor
                           Park, Datran Center (two office properties), Houston
                           Center (three office properties) and The Park Shops at Houston Center. These Properties are included in the Operating Partnership's Office Segment.

                           Joint Venture assets, consolidated - 301 Congress Avenue (50% interest) and The Woodlands Office Properties (85.6% interest) (six office properties). These Properties are included in the Operating Partnership's Office Segment. Sonoma Mission Inn (80.1%). This Property is included in the Operating Partnership's Hotel/Resort Segment.

                           Equity Investments, unconsolidated - Bank One Center (50% interest), Bank One Tower (20% interest), Three Westlake Park (20% interest), Four Westlake Park (20% interest), Miami Center (40% interest) and 5 Houston Center (25%). These Properties are included in the Operating Partnership's Office Segment. Mira Vista (94% interest), The Highlands (11.6% interest), Falcon Point (94% interest), Falcon Landing (94% interest) and Spring Lakes (94% interest). These Properties are included in the Operating Partnership's Residential Development Segment.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Crescent TRS Holding       Equity Investments, consolidated - Desert Mountain
Corp.                      Development Corporation (93% interest) and The
                           Woodlands Land Company (42.5% interest). These
                           Properties are included in the Operating
                           Partnership's Residential Development Segment.

COPI Colorado, L.P.        Equity Investments, consolidated - Bear Paw Lodge
                           (60% interest), Eagle Ranch (60% interest), Main
                           Street Junction (30% interest), Main Street Station
                           (30% interest), Main Street Station Vacation Club
                           (30% interest), Riverbend (60% interest), Three Peaks
                           (Eagle's Nest) (30% interest), Park Place at
                           Riverfront (64% interest), Park Tower at Riverfront
                           (64% interest), Promenade Lofts at Riverfront (64%
                           interest), Cresta (60% interest), Snow Cloud (64% interest), One Vendue Range (62% interest), Tahoe
                           Mountain Resorts (57% - 71.2% interest). These
                           Properties are included in the Operating
                           Partnership's Residential Development Segment.

Crescent Real Estate       Wholly-owned assets - The Aberdeen, The Avallon I, II
Funding I, L.P.            & III, Carter Burgess Plaza, The Citadel, The
("Funding I")              Crescent Atrium, The Crescent Office Towers, Regency
                           Plaza One, Waterside Commons and 125 E. John
                           Carpenter Freeway. These Properties are included in the Operating Partnership's Office Segment.

Crescent Real Estate       Wholly owned assets - Albuquerque Plaza, Barton Oaks
Funding II, L.P.           Plaza, Briargate Office and Research Center, Las
("Funding II")             Colinas Plaza, Liberty Plaza I & II, MacArthur Center
                           I & II, Ptarmigan Place, Stanford Corporate Center,
                           Two Renaissance Square and 12404 Park Central. These
                           Properties are included in the Operating
                           Partnership's Office Segment. Also, the Hyatt Regency
                           Albuquerque and the Park Hyatt Beaver Creek Resort &
                           Spa, both of which are included in the Operating
                           Partnership's Resort/Hotel Segment.

Crescent Real Estate       Wholly-owned assets - Greenway Plaza Office
Funding III, IV and V,     Properties (ten office properties), included in the
L.P. ("Funding III, IV     Operating Partnership's Office Segment, and
and V")(1)                 Renaissance Houston Hotel, included in the Operating
                           Partnership's Resort/Hotel Segment.

Crescent Real Estate       Wholly-owned asset - Canyon Ranch - Lenox, included
Funding VI, L.P.           in the Operating Partnership's Resort/Hotel Segment.
("Funding VI")

Crescent Real Estate       Wholly-owned assets - seven behavioral healthcare
Funding VII, L.P.          properties, all of which are classified as Properties
("Funding VII")            Held for Disposition.


Crescent Real Estate       Wholly-owned assets - The Addison, Addison Tower,
Funding VIII, L.P.         Austin Centre, The Avallon V, Frost Bank Plaza,
("Funding VIII")           Greenway I & IA (two office properties), Greenway II,
                           Johns Manville Plaza, Palisades Central I, Palisades
                           Central II, Stemmons Place, Trammell Crow Center(2),
                           3333 Lee Parkway, 1800 West Loop South, 5050 Quorum,
                           44 Cook Street and 55 Madison. These Properties are included in the Operating Partnership's Office
                           Segment. Also, Canyon Ranch - Tucson, Omni Austin
                           Hotel, and Ventana Inn & Spa, which are included in the Operating Partnership's Resort/Hotel Segment.

Crescent Real Estate       Wholly-owned assets - MCI Tower. This Property is
Funding IX, L.P.           included in the Operating Partnership's Office
("Funding IX")             Segment. Also, the Denver Marriott City Center, which
                           is included in the Operating Partnership's
                           Resort/Hotel Segment.

Crescent Real Estate       Wholly-owned assets - Fountain Place and Post Oak
Funding X, L.P.            Central (three Office Properties), all of which are
("Funding X")              included in the Operating Partnership's Office
                           Segment.

Crescent Spectrum          Wholly-owned assets - Spectrum Center, included in
Center, L.P.(3)            the Operating Partnership's Office Segment.

----------

(1) Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

(2) The Operating Partnership owns the principal economic interest in Trammell Crow Center through its ownership of a fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and the building.

(3) Crescent Spectrum Center, L.P. holds its interest in Spectrum Center through its ownership of the underlying land and notes and a mortgage on the Property.



         See "Note 10. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for a table that lists the Operating Partnership's ownership in significant unconsolidated joint ventures and equity investments as of September 30, 2002.

         See "Note 11. Notes Payable and Borrowings under Credit Facility" for a list of certain other subsidiaries of the Operating Partnership, all of which are consolidated in the Operating Partnership's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         On February 14, 2002, the Operating Partnership executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and, pursuant to a strict foreclosure, COPI's voting common stock in three of the Operating Partnership's Residential Development Corporations. See "Note 19. COPI" for additional information related to the Operating Partnership's agreement with COPI.

SEGMENTS

             The assets and operations of the Operating Partnership were divided into four investment segments at September 30, 2002;

          o    the Office Segment;

          o    the Resort/Hotel Segment;

          o    the Residential Development Segment; and

          o    the Temperature-Controlled Logistics Segment.

             The assets owned in whole or in part by the Operating Partnership a of September 30, 2002 are classified by investment segment as follows:

          o OFFICE SEGMENT consisted of 73 office properties, including three retail properties (collectively referred to as the "Office Properties"), located in 25 metropolitan submarkets in six states, with an aggregate of approximately 28.5 million net rentable square feet. Sixty-one of the Office Properties, including the three retail properties, are wholly owned and 12 are owned through joint ventures, seven of which are consolidated and five of which are unconsolidated. In addition, the Operating Partnership owns a 25% interest in the 5 Houston Center Office Property which was completed in September 2002.

          o RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties"). Eight of the Resort/Hotel Properties are wholly owned and one of the luxury and destination fitness resorts and spas is owned through a joint venture that is consolidated.

          o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and voting and non-voting common stock representing interests of 94% to 100% in five residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned in whole or in part 21 upscale residential development properties (collectively referred to as the "Residential Development Properties").

          o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a real estate investment trust, which, as of September 30, 2002, directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

         See "Note 9. Segment Reporting" for a table showing total revenues, operating expenses, equity in net income (loss) of unconsolidated companies and funds from operations for each of these investment segments for the three and nine months ended September 30, 2002 and 2001, and identifiable assets for each of these investment segments at September 30, 2002 and December 31, 2001.

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

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Operating Partnership's Form 10-K, as amended, for the year ended December 31, 2001.

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

         During the three months ended March 31, 2002 the Operating Partnership recognized a goodwill impairment charge of approximately $10,300 due to the initial application of this statement. This charge was due to an impairment (net of minority interests) of the goodwill at the Temperature-Controlled Logistics Corporation. This charge was reported as a change in accounting principle and was included in the Operating Partnership's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the three months ended March 31, 2002.

         Subsequent to March 31, 2002 the Operating Partnership determined that an impairment charge of $1,500, net of minority interest and taxes, was required for the goodwill at one of the Residential Development Corporations, bringing the total impairment charge to be recognized for the nine months ended September 30, 2002 to $11,800 related to initial application of SFAS No.142. In accordance with SFAS No. 142, the financial statements for the quarter ended March 31, 2002 were restated to include the additional impairment charge of $1,500. Accordingly, the entire $11,800 impairment charge against the goodwill of the Temperature-Controlled Logistics Corporation and one of the Residential Development Corporations has been included in the Operating Partnership's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the nine months ended September 30, 2002.

         In prior periods, the Operating Partnership tested goodwill for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," under which an impairment loss is recognized

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


when expected undiscounted future cash flows are less than the carrying value of the assets. For the year ended December 31, 2001, the expected future operating cash flows of the Temperature-Controlled Logistics Corporation on an undiscounted basis exceeded the carrying amounts of the properties and other long-lived assets, including goodwill. Accordingly, no impairment was recognized under SFAS No. 121. However, upon the adoption of SFAS No. 142 on January 1, 2002, the Temperature-Controlled Logistics Corporation compared the fair value of the Temperature-Controlled Logistics Properties based on discounted cash flows to the carrying value of the Temperature-Controlled Logistics Properties and the related goodwill. Based on this test, the fair value did not exceed the carrying value of the Temperature-Controlled Logistics assets and, accordingly, the goodwill was impaired.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that the results of operations, including any gains or losses recognized, be disclosed separately on the Operating Partnership's consolidated statements of operations. The Operating Partnership adopted SFAS No. 144 on January 1, 2002. Subsequent to January 1, 2002, the Operating Partnership sold five Office Properties. The Operating Partnership also sold three behavioral healthcare properties subsequent to January 1, 2002 and owned seven behavioral healthcare properties as of September 30, 2002, which were classified as held for sale. In accordance with SFAS No. 144, the results of operations of these assets and any gain or loss on sale have been presented as "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale" in the accompanying consolidated statements of operations. The carrying value of the assets held for sale has been reflected as "Properties Held for Disposition, net" in the accompanying consolidated balance sheet as of September 30, 2002 and December 31, 2001. (See "Note 4. Discontinued Operations"). The adoption of this statement did not materially affect the Operating Partnership's interim financial statements for the nine months ended September 30, 2002. The Operating Partnership has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

3. ACQUISITION:

         On August 29, 2002, the Operating Partnership acquired Johns Manville Plaza, a 29-story, 675,000 square foot Class A office building located in Denver, Colorado. The Operating Partnership acquired the Office Property for approximately $91,200, funded by a draw on the Operating Partnership's credit facility. The Office Property is wholly-owned by the Operating Partnership and included in the Operating Partnership's Office Segment.

4. DISCONTINUED OPERATIONS:

OFFICE SEGMENT

         On January 18, 2002, the Operating Partnership completed the sale of the Cedar Springs Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $12,000 and a net gain of approximately $4,500. The proceeds from the sale of the Cedar Springs Plaza Office Property were used primarily to pay down the Operating Partnership's credit facility. This Property was wholly-owned by the Operating Partnership and was included in the Operating Partnership's Office Segment.

         On May 29, 2002, the Woodlands Office Equities - '95 Limited ("WOE"), owned by the Operating Partnership and the Woodlands Commercial Properties Company, L.P. (the "Woodlands CPC"), sold two Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $3,600, of which the Operating Partnership's portion was approximately $3,200, and generated a net gain of approximately $2,100, of which the Operating Partnership's portion was approximately $1,900. The proceeds received by the Operating Partnership were used primarily to pay down the Operating Partnership's credit facility. These two Properties were consolidated joint venture properties and were included in the Partnership's Office Segment.

         On August 1, 2002, the Operating Partnership completed the sale of the 6225 North 24th Street Office Property in Phoenix, Arizona. The sale generated net proceeds of approximately $8,800 and a net gain of approximately $1,300. The proceeds from the sale of the 6225 North 24th Street Office Property were used to redeem preferred Class A Units in Funding IX from GMAC Commercial Mortgage Corporation ("GMACCM"). This Office Property was wholly-owned by the Operating Partnership and was included in the Operating Partnership's Office Segment.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         On September 20, 2002, the Operating Partnership completed the sale of the Reverchon Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $29,200 and a net gain of approximately $500. The proceeds from the sale of the Reverchon Plaza Office Property were used to pay down the Operating Partnership's credit facility. This Office Property was wholly-owned by the Operating Partnership and was included in the Operating Partnership's Office Segment.

         The operations for these Office Properties, as well as the gains recognized on the sales of these Office Properties, are included in "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale."

OTHER

         As of September 30, 2002, the Operating Partnership owned seven behavioral healthcare properties, all off which were classified in the Operating Partnership's financial statements as "Properties Held for Disposition, Net." During the nine months ended September 30, 2002, the Operating Partnership recognized an impairment charge of approximately $600 on one of the behavioral healthcare properties held for sale. This charge was recognized in the Operating Partnership's consolidated statements of operations as "Discontinued Operations
- Income and Gain on Assets Sold and Held for Sale." The charge represents the difference between the carrying value of the property and the estimated sales price less costs of sale. After recognition of this impairment, the carrying value of the behavioral healthcare properties at September 30, 2002 was approximately $20,997. Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale. The Operating Partnership is actively marketing for sale the remaining seven behavioral healthcare properties. The sales of these behavioral healthcare properties are expected to close within the next year. No rental revenues, operating expenses or depreciation and amortization were recognized during the nine months ended September 30, 2002 for the seven behavioral healthcare properties classified as held for sale at September 30, 2002.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


OFFICE SEGMENT

         The following table indicates the rental revenue, operating expenses, depreciation and amortization and net income for the nine months ended September 30, 2002 and 2001 for the Office Properties sold during the nine months ended September 30, 2002.

                                                                        DEPRECIATION
                              RENTABLE       RENTAL       OPERATING        AND
                            SQUARE FEET     REVENUE        EXPENSES     AMORTIZATION    NET INCOME
                           ------------   ------------   ------------   ------------   ------------

September 30, 2002              670,753   $      4,320   $      2,841   $      1,369   $        110
                           ============   ============   ============   ============   ============

September 30, 2001              670,753   $      7,864   $      4,064   $      1,878   $      1,922
                           ============   ============   ============   ============   ============


OFFICE SEGMENT AND OTHER

         The following table indicates the major classes of assets of the Properties held for sale as of September 30, 2002 and December 31, 2001.

                                                      AS OF
                                     --------------------------------------
                                     SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                     ------------------   -----------------

Land                                   $        8,697      $       19,178
Buildings and improvements                     14,039              69,294
Furniture, fixture and equipment                1,820               2,527
Accumulated depreciation                       (3,559)            (14,690)
                                       --------------      --------------
Net investment in real estate          $       20,997      $       76,309
                                       ==============      ==============

5. OTHER ASSET DISPOSITIONS:

Office Segment

         On September 30, 2002, the Operating Partnership completed the sale of the Washington Harbour Phase II Land located in the Georgetown submarket of Washington, D.C. The sale generated net proceeds of approximately $15,100 and a net loss of approximately $900. The proceeds from the sale of the Washington Harbour Phase II Land were used to pay down the Operating Partnership's credit facility. This land was wholly-owned by the Operating Partnership and was included in the Operating Partnership's Office Segment.

Resort/Hotel Segment

         On September 30, 2002, the Operating Partnership completed the sale of land adjacent to the Operating Partnership's Canyon Ranch - Tucson Resort/Hotel Property, (the "Canyon-Ranch - Tucson Land") located in Tucson, Arizona to an affiliate of the management company (unrelated to the Operating Partnership) of the Operating Partnership's Canyon Ranch Resort/Hotel Properties. The sales price of the land was approximately $9,400, for which the Operating Partnership received $1,900 of cash net proceeds and a promissory note in the amount of $7,520 with an interest rate of 6.50%, payable quarterly and maturing on October 1, 2007, and a net gain of approximately $5,500 recorded in the "Gain on Property Sales, net" caption of the Operating Partnership's Consolidated Statements of Operations for the three and nine months ended September 30, 2002. The net proceeds from the sale of the Canyon-Ranch - Tucson Land were used to pay down the Operating Partnership's credit facility. This land was wholly-owned by the Operating Partnership and was included in the Operating Partnership's Resort/Hotel Segment. The Operating Partnership has committed to fund a $3,200 construction loan to the purchaser which will be secured by 20 developed lots and a $640 letter of credit. The Operating Partnership had not funded any of the $3,200 commitment as of September 30, 2002.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. JOINT VENTURES

Consolidated

Sonoma Mission Inn & Spa

         On September 1, 2002, the Operating Partnership entered into a joint venture arrangement with a subsidiary of Fairmont Hotels & Resorts, Inc. ("FHR"), pursuant to which the Operating Partnership contributed a Resort/Hotel Property, the Sonoma Mission Inn & Spa in Sonoma County, California and FHR purchased a 19.9% equity interest in the limited liability company that owns the Resort/Hotel Property. The Operating Partnership continues to own the remaining 80.1% interest. The joint venture generated approximately $8,000 in net cash proceeds to the Operating Partnership that were used to pay down the Operating Partnership's credit facility. The Operating Partnership has loaned $45,100 to the limited liability company that owns Sonoma Mission Inn & Spa at an interest rate of LIBOR plus 300 basis points. The maturity date of the loan is the earlier of the date on which the limited liability company obtains third-party financing or one year. The limited liability company has the option to extend the loan for two successive six-month periods by paying a fee. Under the agreement with FHR, the Operating Partnership will manage the limited liability company that owns Sonoma Mission Inn & Spa and FHR will operate and manage the property under the Fairmont brand. The joint venture transaction was accounted for as a partial sale of this Resort/Hotel Property, resulting in an approximately $4,000 loss on the interest sold.

Unconsolidated

Three Westlake Park

         On August 21, 2002, the Operating Partnership entered into a joint venture arrangement with an affiliate of General Electric Pension Fund ("GE") in connection with which the Operating Partnership contributed an Office Property, Three Westlake Park in Houston, Texas and GE made a cash contribution. The joint venture is structured such that GE holds an 80% equity interest in Three Westlake Park, a 415,000 square foot Office Property located in the Katy Freeway submarket of Houston, and the Operating Partnership continues to hold the remaining 20% equity interest in the Office Property, which is accounted for under the equity method. The joint venture generated approximately $47,100 in net cash proceeds to the Operating Partnership, including distributions to the Operating Partnership resulting from the sale of its 80% equity interest and $6,600 from the Operating Partnership's portion of mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership has no commitment to reinvest the cash proceeds back into the joint venture. The joint venture was accounted for as a partial sale of this Office Property, resulting in a gain of $17,000, net of deferred gain of approximately $4,300. In addition, the Operating Partnership manages and leases the Office Property on a fee basis. During the nine months ended September 30, 2002, the Operating Partnership recognized $32 for these services.

Miami Center

         On September 25, 2002, the Operating Partnership entered into a joint venture arrangement with an affiliate of a fund managed by JP Morgan Investment Management, Inc. ("JPM") in connection with which JPM purchased a 60% interest in Crescent Miami Center, L.L.C. with a cash contribution. Crescent Miami Center, L.L.C. owns an Office Property, Miami Center in Miami, Florida. The joint venture is structured such that JPM holds a 60% equity interest in Miami Center, and the Operating Partnership holds the remaining 40% equity interest in the Office Property, which is accounted for under the equity method. The joint venture generated approximately $117,000 in net cash proceeds to the Operating Partnership, including distributions to the Operating Partnership resulting from the sale of its 60% equity interest and $32,400 from the Operating Partnership's portion of mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership has a remaining commitment for deferred maintenance items of approximately $700. The Operating Partnership otherwise has no commitment to reinvest the cash proceeds back into the joint venture. The joint venture was accounted for as a partial sale of this Office Property, resulting in a gain of approximately $4,600, net of deferred gain of approximately $3,500. The Operating Partnership will continue to manage Miami Center on a fee basis.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7. EARNINGS PER UNIT OF PARTNERSHIP INTEREST:

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                        ------------------------------------------------------------------------------------------
                                                            2002                                          2001
                                        -------------------------------------------    -------------------------------------------
                                                          Wtd. Avg.      Per Unit                       Wtd. Avg.       Per Unit
                                           Income           Units         Amount          Income         Units           Amount
                                        ------------    ------------   ------------    ------------   ------------    ------------
BASIC EPS -
Income before discontinued operations   $     31,310          63,350                   $     32,505         68,313
Series A Preferred Unit distributions         (4,556)             --                         (3,375)            --
Series B Preferred Unit distributions         (2,019)             --                             --             --
                                        ------------    ------------   ------------    ------------   ------------    ------------

Income available to partners
    before discontinued operations      $     24,735          63,350   $       0.39    $     29,130         68,313    $       0.43

Discontinued operations                        1,735              --           0.03             616             --            0.01
                                        ------------    ------------   ------------    ------------   ------------    ------------

Net income available to partners        $     26,470          63,350   $       0.42    $     29,746         68,313    $       0.44
                                        ============    ============   ============    ============   ============    ============

DILUTED EPS -
Income available to partners
   before discontinued operations       $     24,735          63,350                   $     29,130         68,313

Effect of dilutive securities:
   Unit options                                   --              60                             --            937
                                        ------------    ------------   ------------    ------------   ------------    ------------

Income available to partners
   before discontinued operations       $     24,735          63,410   $       0.39    $     29,130         69,250    $       0.42

Discontinued operations                        1,735                           0.03             616             --            0.01
                                        ------------    ------------   ------------    ------------   ------------    ------------
Net income available to partners        $     26,470          63,410   $       0.42    $     29,746         69,250    $       0.43
                                        ============    ============   ============    ============   ============    ============

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                -----------------------------------------------------------------------------------
                                                                    2002                                     2001
                                                -------------------------------------------    ------------------------------------
                                                                  Wtd. Avg.      Per Unit                    Wtd. Avg.     Per Unit
                                                   Income          Units          Amount         Income        Units        Amount
                                                ------------    ------------   ------------    ----------    ---------    ---------
BASIC EPS -
Income before discontinued operations,
   extraordinary item and cumulative effect
   of a change in accounting principle          $     77,698          65,295                   $  111,333       68,090

Series A Preferred Unit distributions                (12,146)             --                      (10,125)          --
Series B Preferred Unit distributions                 (3,028)             --                           --           --
                                                ------------    ------------   ------------    ----------    ---------    ---------

Income available to partners before
   discontinued operations, extraordinary
   item and cumulative effect of a change in
   accounting principle                         $     62,524          65,295   $       0.96    $  101,208       68,090    $    1.48
Discontinued operations                                7,241              --           0.11         1,895           --         0.03
Extraordinary item -  extinguishment of debt              --              --             --       (12,174)          --        (0.18)
Cumulative effect of a change in accounting
   principle                                         (11,775)             --          (0.18)           --           --           --
                                                ------------    ------------   ------------    ----------    ---------    ---------
Net income available to partners                $     57,990          65,295   $       0.89    $   90,929       68,090    $    1.33
                                                ============    ============   ============    ==========    =========    =========

DILUTED EPS -
Income available to partners before
   discontinued operations, extraordinary
   item and cumulative effect of a change
   in accounting principle                      $     62,524          65,295                   $  101,208       68,090


Effect of dilutive securities:
   Unit options                                           --             257                           --          921
                                                ------------    ------------   ------------    ----------    ---------    ---------

Income available to partners before
   discontinued operations, extraordinary
   item and cumulative effect of a change
   in accounting principle                      $     62,524          65,552   $       0.95    $  101,208       69,011    $    1.46
Discontinued operations                                7,241              --           0.11         1,895           --         0.03
Extraordinary item - extinguishment of debt               --              --             --       (12,174)          --        (0.18)
Cumulative effect of a change in accounting
   principle                                         (11,775)             --          (0.18)           --           --           --
                                                ------------    ------------   ------------    ----------    ---------    ---------
Net income available to partners                $     57,990          65,552   $       0.88    $   90,929       69,011    $    1.31
                                                ============    ============   ============    ==========    =========    =========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The effect of the conversion of the Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the three and nine months ended September 30, 2002 or 2001, since the effect of their conversion would be antidilutive.

8. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:

                                                                                 FOR THE NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                             ----------------------------
                                                                                 2002            2001
                                                                             ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid on debt                                                    $    106,969    $    143,908
    Interest capitalized - Office                                                     118              --
    Interest capitalized - Resort/Hotel                                                --             507
    Interest capitalized - Residential Development                                  9,591              --
    Additional interest paid resulting from cash flow hedge agreements             18,028           7,150
                                                                             ------------    ------------
    Total interest paid                                                      $    134,706    $    151,565
                                                                             ============    ============
    Interest expense                                                         $    135,871    $    139,189
                                                                             ============    ============
    Cash paid for income taxes                                               $     10,200    $         --
                                                                             ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Impairment related to an investment in an unconsolidated company         $     (5,302)             --
    Sale of marketable securities                                                     800          (8,642)
    Unrealized net loss on available-for-sale securities                           (1,814)             --
    Adjustment of cash flow hedges to fair value                                    3,083         (19,649)
    Impairment related to real estate assets held for sale                            600              --
    Noncash compensation                                                            1,900              --
    Acquisition of ownership of certain assets previously owned by
       Broadband in consideration for conveyance of the Operating
       Partnership's equity interest in Broadband                                      --           7,200
    Financed sale of land parcel                                                    7,520              --
    Note repayment from SH IX                                                     285,000              --

SUPPLEMENTAL SCHEDULE OF TRANSFER OF ASSETS AND ASSUMPTIONS OF
   LIABILITIES PURSUANT TO THE FEBRUARY 14, 2002 AGREEMENT WITH COPI:
     Net investment in real estate                                           $    570,175
     Restricted cash and cash equivalents                                           3,968
     Accounts receivable, net                                                      23,338
     Investments in real estate mortgages and equity of
        unconsolidated companies                                                 (309,103)
     Notes receivable - net                                                       (29,816)
     Income tax asset - current and deferred, net                                  21,784
     Other assets, net                                                             63,263
     Notes payable                                                               (129,157)
     Accounts payable - accrued expenses and other liabilities                   (201,159)
     Minority Interest - Consolidated real estate partnerships                    (51,519)
                                                                             ------------
        Increase in cash resulting from the COPI agreement                   $    (38,226)            N/A
                                                                             ============

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

         The Operating Partnership uses funds from operation ("FFO") as the measure of segment profit or loss. FFO, as used in this document, means:

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

         The National Association of Real Estate Investment Trust ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance for an equity REIT and for its investment segments. However, FFO:

         o does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income);

         o is not necessarily indicative of cash flow available to fund cash needs;

         o should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Operating Partnership's ability to make distributions; and

         o the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of operating partnership of other REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Selected financial information related to each segment for the three and nine months ended September 30, 2002 and 2001, and identifiable assets for each of the segments at September 30, 2002 and December 31, 2001, are presented below.

SELECTED FINANCIAL INFORMATION:
                                                                               TEMPERATURE-
                                                                 RESIDENTIAL    CONTROLLED
FOR THE THREE MONTHS ENDED         OFFICE        RESORT/HOTEL    DEVELOPMENT    LOGISTICS      CORPORATE
SEPTEMBER 30, 2002                SEGMENT           SEGMENT        SEGMENT       SEGMENT      AND OTHER(1)      TOTAL
--------------------------       ----------      ------------    -----------   ------------   ------------    ---------

Property revenues                $  146,773(2)   $     56,110    $    43,837   $         --   $         --    $ 246,720
Other income                             --                --             --             --          3,586        3,586
                                 ----------      ------------    -----------   ------------   ------------    ---------
     Total revenue               $  146,773      $     56,110    $    43,837   $         --   $      3,586    $ 250,306
                                 ==========      ============    ===========   ============   ============    =========


Property operating expenses      $   62,175      $     44,599    $    42,110   $         --   $         --    $ 148,884
Other operating expenses                 --                --             --             --         96,285       96,285
                                 ----------      ------------    -----------   ------------   ------------    ---------
     Total expenses              $   62,175      $     44,599    $    42,110   $         --   $     96,285    $ 245,169
                                 ==========      ============    ===========   ============   ============    =========

Equity in net income (loss) of
   unconsolidated companies      $      874      $        (91)   $     4,272   $     (3,101)  $       (755)   $   1,199
                                 ==========      ============    ===========   ============   ============    =========
Funds from operations(3)         $   88,045      $     13,593    $     4,319   $      3,675   $    (57,815)   $  51,817(4)
                                 ==========      ============    ===========   ============   ============    =========

                                                                                  TEMPERATURE-
                                                                 RESIDENTIAL      CONTROLLED
FOR THE THREE MONTHS ENDED         OFFICE      RESORT/HOTEL      DEVELOPMENT       LOGISTICS      CORPORATE
SEPTEMBER 30, 2001                SEGMENT         SEGMENT          SEGMENT          SEGMENT      AND OTHER(1)       TOTAL
--------------------------       ----------   --------------   --------------   --------------   ------------    ----------

Property revenues                $  151,253   $       12,449   $           --   $           --   $         --    $  163,702
Other income                             --               --               --               --         17,660        17,660
                                 ----------   --------------   --------------   --------------   ------------    ----------
     Total revenue               $  151,253   $       12,449   $           --   $           --   $     17,660    $  181,362
                                 ==========   ==============   ==============   ==============   ============    ==========

Property operating expenses      $   64,869   $           --   $           --   $           --   $         --    $   64,869
Other operating expenses                 --               --               --               --         88,180        88,180
                                 ----------   --------------   --------------   --------------   ------------    ----------
     Total expenses              $   64,869   $           --   $           --   $           --   $     88,180    $  153,049
                                 ==========   ==============   ==============   ==============   ============    ==========
Equity in net income (loss) of
   unconsolidated companies      $    1,520   $           --   $        7,263   $       (2,066)  $      1,686    $    8,403
                                 ==========   ==============   ==============   ==============   ============    ==========
Funds from operations(3)         $   91,237   $       12,374   $       10,278   $        3,621   $    (46,610)   $   70,900(4)
                                 ==========   ==============   ==============   ==============   ============    ==========

----------
Footnotes start on page 19.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                 TEMPERATURE-
                                                                  RESIDENTIAL    CONTROLLED
FOR THE NINE MONTHS ENDED          OFFICE        HOTEL/RESORT     DEVELOPMENT     LOGISTICS      CORPORATE
SEPTEMBER 30, 2002                 SEGMENT         SEGMENT          SEGMENT        SEGMENT      AND OTHER(1)         TOTAL
------------------               ----------      ------------    ------------   --------------  ------------       ----------

Property revenues                $  429,297(2)   $    148,157    $    176,887   $           --   $       --       $  754,341
Other income                             --                --              --               --       18,504           18,504
                                 ----------      ------------    ------------   --------------   ----------       ----------
  Total revenues                 $  429,297      $    148,157    $    176,887   $           --   $   18,504       $  772,845
                                 ==========      ============    ============   ==============   ==========       ==========

Property operating expenses      $  189,146      $    110,701    $    161,319   $           --   $       --       $  461,166
Other operating expenses                 --                --              --               --      270,375          270,375
                                 ----------      ------------    ------------   --------------   ----------       ----------
  Total expenses                 $  189,146      $    110,701    $    161,319   $           --   $  270,375       $  731,541
                                 ==========      ============    ============   ==============   ==========       ==========
Equity in net income (loss) of
  unconsolidated companies       $    3,655      $        (91)   $     22,934   $       (3,828)  $   (5,281)      $   17,389
                                 ==========      ============    ============   ==============   ==========       ==========
Funds from operations            $  249,119      $     47,140    $     32,354   $       14,450   $ (163,065)(3)   $  179,998(4)
                                 ==========      ============    ============   ==============   ==========       ==========

                                                                                TEMPERATURE-
                                                                RESIDENTIAL     CONTROLLED
FOR THE NINE MONTHS ENDED           OFFICE      HOTEL/RESORT    DEVELOPMENT      LOGISTICS     CORPORATE
SEPTEMBER 30, 2001                  SEGMENT       SEGMENT         SEGMENT         SEGMENT     AND OTHER(1)          TOTAL
------------------               ------------   ------------   ------------   --------------  ------------       ----------

Property revenues                $    456,311   $     44,523   $         --   $           --   $       --       $  500,834
Other income                               --             --             --               --       60,201           60,201
                                 ------------   ------------   ------------   --------------   ----------       ----------
  Total revenues                 $    456,311   $     44,523   $         --   $           --   $   60,201       $  561,035
                                 ============   ============   ============   ==============   ==========       ==========

Property operating expenses      $    196,340   $         --   $         --   $           --   $       --       $  196,340
Other operating expenses                   --             --             --               --      274,606          274,606
                                 ------------   ------------   ------------   --------------   ----------       ----------
  Total expenses                 $    196,340   $         --   $         --   $           --   $  274,606       $  470,946
                                 ============   ============   ============   ==============   ==========       ==========
Equity in net income (loss) of
  unconsolidated companies       $      3,841   $         --   $     27,703   $        2,285   $    2,896       $   36,725
                                 ============   ============   ============   ==============   ==========       ==========

Funds from operations            $    273,134   $     44,142   $     36,927   $       19,085   $ (132,849)(3)   $  240,439(4)
                                 ============   ============   ============   ==============   ==========       ==========

IDENTIFIABLE ASSETS:
Balance at September 30, 2002    $  2,543,589   $    500,784   $    762,018   $      290,515   $  241,033       $4,337,939
                                 ============   ============   ============   ==============   ==========       ==========
Balance at December 31, 2001     $  2,739,727   $    444,887   $    372,539   $      308,427   $  557,246       $4,422,826
                                 ============   ============   ============   ==============   ==========       ==========

----------
(1) For purposes of this Note, the behavioral healthcare properties' financial information has been included in this column.

(2) Includes approximately $5,000 of net insurance proceeds received in September 2002 as a result of an insurance claim on one of the Operating Partnership's Office Properties that had been damaged as a result of a tornado.

(3) Includes interest and other income, behavioral healthcare property income, preferred return paid to GMACCM, other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs, corporate general and administrative expense, interest expense and preferred dividends.

(4)  Reconciliation of Funds From Operations to Net Income

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                           FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                          ----------------------------       -------------------------------
                                                              2002            2001               2002               2001
                                                          ------------    ------------       ------------       ------------

Consolidated funds from operations                        $     51,817    $     70,900       $    179,998       $    240,439
Adjustments to reconcile Funds from
  Operations to Net Income:
  Depreciation and amortization of
    real estate assets                                         (36,419)        (30,840)          (102,088)           (89,859)
  Gain (Loss) on property sales, net                            19,646           1,032             25,311                570
  Impairment and other adjustments
    related to real estate assets                                   --              19               (600)           (15,305)
  Extraordinary Item - extinguishment of debt                       --              --                 --            (12,174)

  Cumulative effect of change in accounting principle               --              --            (11,775)                --
  Adjustment for investments in real
     estate mortgages and equity of
     unconsolidated companies:
        Office Properties                                       (1,946)         (2,663)            (5,997)            (6,718)
        Hotel/Resort Properties                                   (370)             --               (370)                --
        Residential Development Properties                         615          (3,015)            (2,339)            (9,224)
        Temperature-Controlled Logistics Properties             (6,777)         (5,687)           (18,278)           (16,800)
                                                                   (96)             --             (5,872)(a)             --
  Other
  Series A Preferred unit distribution                           4,556           3,375             12,146             10,125
  Series B Preferred unit distribution                           2,019              --              3,028                 --
                                                          ------------    ------------       ------------       ------------
Net Income                                                $     33,045    $     33,121       $     73,164       $    101,054
                                                          ============    ============       ============       ============

----------

(a) These amounts primarily represent impairment of the Operating Partnership's investment in DBL Holdings, Inc., related to the Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a privately-placed equity interest of a collaterized bond obligation. (See "Note 10. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for further discussion).

SIGNIFICANT LESSEES

         See "Note 10. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Temperature-Controlled Logistics Properties" for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

         The Operating Partnership has investments of 20% to 50% in six unconsolidated joint ventures that own six Office Properties. The Operating Partnership does not have control of these partnerships, and therefore, these investments are accounted for using the equity method of accounting.

         The Operating Partnership has other unconsolidated equity investments with interests ranging from 24% to 97.4%. The Operating Partnership does not have control of these entities due to ownership interests of 50% or less or the ownership of non-voting interests only, and therefore, these investments are also accounted for using the equity method of accounting.

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and equity investments.

                                                                                                    COMPANY'S OWNERSHIP
                        ENTITY                                     CLASSIFICATION                AS OF SEPTEMBER 30, 2002
-----------------------------------------------------    -----------------------------------     ------------------------

Joint Ventures
Main Street Partners, L.P.                                 Office (Bank One Center-Dallas)               50.0%(1)
Crescent Miami Center, L.L.C.                               Office (Miami Center - Miami)                40.0%(2)
Crescent 5 Houston Center, L.P.                           Office (5 Houston Center-Houston)              25.0%(3)
Austin PT BK One Tower Office Limited Partnership          Office (Bank One Tower-Austin)                20.0%(4)
Houston PT Four Westlake Office Limited Partnership      Office (Four Westlake Park-Houston)             20.0%(4)
Houston PT Three Westlake Office Limited Partnership        Office (Three Westlake Park -                20.0%(4)
                                                                      Houston)
Equity Investments
Mira Vista Development Corp.                                   Residential Development                   94.0%(5)
Houston Area Development Corp.                                 Residential Development                   94.0%(6)
The Woodlands Land Development
    Company, L.P.(7)                                           Residential Development                   42.5%(8)(9)
Blue River Land Company, L.L.C.(7)                             Residential Development                   31.8%(10)
Manalapan Hotel Partners, L.L.C.(7)                                Resort/Hotel                          24.0%(11)
                                                              (Ritz Carlton Palm Beach)
Temperature-Controlled Logistics Partnership              Temperature-Controlled Logistics               40.0%(12)
The Woodlands Commercial Properties Company, L.P.                      Office                            42.5%(8)(9)
DBL Holdings, Inc.                                                      Other                            97.4%(13)
CR License, L.L.C.                                                      Other                            30.0%(14)
Woodlands Operating Company, L.P.                                       Other                            42.5%(8)(9)
Canyon Ranch Las Vegas                                                  Other                            65.0%(15)
SunTX Fulcrum Fund, L.P.                                                Other                            33.3%(16)

----------

(1) The remaining 50.0% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, L.L.C. is owned by a fund advised by JP Morgan Investment Management, Inc. The Operating Partnership will continue to manage Miami Center on a fee basis.

(3) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Investment Management, Inc. The Operating Partnership recorded $1,142 in development, and leasing fees, related to this investment during the nine months ended September 30, 2002. The 5 Houston Center Office Property was completed on September 16, 2002.

(4) The remaining 80% interest in Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund. The Operating Partnership recorded $473 in management and leasing fees for these Office Properties during the nine months ended September 30, 2002.

(5) The remaining 6.0% interest in Mira Vista Development, Corp. ("MVDC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

(6) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, is owned 4.0% by DBL and 2.0% by a third party.

(7) On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, pursuant to a strict foreclosure, COPI's interests in the voting stock in three of the Operating Partnership's Residential Development Corporations (Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company, Inc. ("TWLC") and Crescent Resort Development, Inc. ("CRDI"), and in CRL Investments, Inc. ("CRLI"). COPI transferred its 60% general

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     partner interest in COPI Colorado, L.P. which owns 10% of the voting stock in CRDI, which increased the Operating Partnership's ownership interest in CRDI from 90% to 96%. As a result, the Operating Partnership fully consolidated the operations of these entities beginning on the dates of the asset transfers. The Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC. Blue River Land Company, L.L.C., and Manalapan Hotel Partners, L.L.C., are unconsolidated equity investments of CRDI. See "Note 20. Subsequent Event" for a description of the Operating Partnership's acquisition of the remaining 75% interest in the Manalapan Hotel Partners, L.L.C.

(8) The remaining 57.5% interest in The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties Company, L.P. (the "Woodlands CPC") and The Woodlands Operating Company, L.P. are owned by an affiliate of Morgan Stanley.

(9) Distributions are made to partners based on specified payout percentages. During the nine months ended September 30, 2002, the payout percentage to the Operating Partnership was 52.5%.

(10) Of the remaining 68.2% interest in Blue River Land Company, L.L.C., 0.7% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 67.5% is owned by parties unrelated to the Operating Partnership.

(11) Of the remaining 76.0% interest in Manalapan Hotel Partners, L.L.C., 0.5% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 75.5% is owned by parties unrelated to the Operating Partnership. See "Note 2 Subsequent Event" for discussion of Manalapan Hotel Partners, L.L.C.

(12) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

(13) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $381, and approximately $63 in cash, or total consideration valued at approximately $444. At September 30, 2002, Mr. Goff's book value in DBL was approximately $401.

(14) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(15) The remaining 35% interest in Canyon Ranch Las Vegas is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(16) The SunTX Fulcrum Fund, L.P's (the "Fund") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 66.7% of the Fund is owned by a group of individuals unrelated to the Operating Partnership. The Operating Partnership's ownership percentage will decline by the closing date of the Fund as capital commitments from third parties are secured. The Operating Partnership's projected ownership interest at the closing of the Fund is approximately 7.5% based on the Fund manager's expectations for the final Fund capitalization. The Operating Partnership accounts for its investment in the Fund under the cost method. The Operating Partnership's investment at September 30, 2002 was $7,800.

SUMMARY FINANCIAL INFORMATION

         The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. As a result of the Operating Partnership's transaction with COPI on February 14, 2002, certain entities that were reported as unconsolidated entities as of December 31, 2001 and for the nine months ended September 30, 2001 are consolidated in the September 30, 2002 financial statements. Additionally, certain unconsolidated subsidiaries of the newly consolidated entities are now shown separately as unconsolidated entities of the Operating Partnership. The unconsolidated entities that are included under the headings on the following tables are summarized below.

         Balance Sheets as of September 30, 2002:

               o The Woodlands Land Development Company, L.P. ("TWLDC") - This is an unconsolidated investment of TWLC;

               o Other Residential Development Corporations - This includes the Blue River Land Company, L.L.C, an unconsolidated investment of CRDI, MVDC and HADC;

               o Resort/Hotel - This includes Manalapan Hotel Partners, L.L.C., an unconsolidated investment of CRDI;

               o    Temperature-Controlled Logistics ("TCL"); and

               o Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., and Woodlands CPC.

         Balance Sheets as of December 31, 2001:

               o Crescent Resort Development, Inc. - This Residential Development Corporation was consolidated beginning February 14, 2002 as a result of the COPI transaction. Its unconsolidated investments, the Blue River Land Company, L.L.C. and Manalapan Hotel Partners, L.L.C., are included under "Other Residential Development Corporations" in the following Balance Sheets as of September 30, 2002;

               o The Woodlands Land Company, Inc. - This Residential Development Corporation was consolidated beginning February 14, 2002 as a result of the COPI transaction. Its unconsolidated subsidiary is included under "The Woodlands Land Development Company, L.P." in the following Balance Sheets as of September 30, 2002;

               o Other Residential Development Corporations - This includes DMDC, MVDC and HADC. DMDC was consolidated beginning February 14, 2002 as a result of the COPI transaction;

               o    TCL; and

               o Office - This includes Main Street Partners, L.P., Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P. and Woodlands CPC.

         Summary Statement of Operations for the nine months ended September 30, 2002:

               o The Woodlands Land Development Company, L.P. - This includes TWLDC's operating results for the period February 15 through September 30, 2002 and TWLC's operating results for the period January 1 through February 14, 2002. TWLDC is an unconsolidated subsidiary of TWLC;

               o Other Residential Development Corporations - This includes the operating results of DMDC and CRDI for the period January 1 through February 14, 2002; the operating results of the Blue River Land Company, L.L.C. for the period February 15 through September 30, 2002; and the operating results of MVDC and HADC for the nine months ended September 30, 2002;


               o Resort/Hotel - This includes Manalapan Hotel Partners, L.L.C., an unconsolidated investment of CRDI.

               o Temperature-Controlled Logistics - This includes the operating results for TCL for the nine months ended September 30, 2002; and

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


               o Office - This includes the operating results for Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center L.L.C., and Woodlands CPC for the nine months ended September 30, 2002.

         Summary Statement of Operations for the nine months ended September 30, 2001:

               o Crescent Resort Development, Inc.- This includes the operating results of CRDI for the nine months ended September 30, 2001;

               o The Woodlands Land Company, LP - This includes the operating results of TWLC and TWLDC for the nine months ended September 30, 2001;

               o Other Residential Development Corporations - This includes the operating results of DMDC, MVDC and HADC for the nine months ended September 30, 2001;

               o Temperature-Controlled Logistics - This includes the operating results for TCL for the nine months ended September 30, 2001; and

               o Office - This includes the operating results for Main Street Partners, 5 Houston Center, Four Westlake Plaza, Bank One Tower and Woodlands CPC, for the nine months ended September 30, 2001.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


BALANCE SHEETS:
                                                                AS OF SEPTEMBER 30, 2002
                                 ----------------------------------------------------------------------------------------
                                      THE
                                   WOODLANDS        OTHER
                                     LAND        RESIDENTIAL                   TEMPERATURE-
                                  DEVELOPMENT    DEVELOPMENT       RESORT/      CONTROLLED
                                 COMPANY, L.P.  CORPORATIONS        HOTEL       LOGISTICS        OFFICE          OTHER
                                 -------------  ------------    ------------   ------------   ------------   ------------

Real estate, net                 $    387,440   $     47,440   $     64,516    $  1,227,449   $    773,185
Cash                                    1,816          2,825          2,364          15,089         33,919
Other assets                           39,768          2,503          3,164          99,757         27,822
                                 ------------   ------------    ------------   ------------   ------------
     Total assets                $    429,024   $     52,768   $     70,044    $  1,342,295   $    834,926
                                 ============   ============    ============   ============   ============

Notes payable                    $    258,969   $         --   $     65,470    $    541,326   $    451,202
Notes payable to the Operating
  Partnership                          10,625             --          8,849              --             --
Other liabilities                      53,389         17,077         18,189          66,715         41,995
Equity                                106,041         35,691        (22,464)        734,254        341,729
                                 ============   ============    ============   ============   ============
      Total liabilities and
        equity                   $    429,024   $     52,768   $     70,044    $  1,342,295   $    834,926
                                 ============   ============    ============   ============   ============

Operating Partnership's share
  of unconsolidated debt         $    110,063   $         --   $     15,713    $    216,530   $    164,253
                                 ============   ============    ============   ============   ============

Operating Partnership's
  investments in real estate
  mortgages and equity of
  unconsolidated companies       $     45,995   $     55,997   $       (716)   $    290,514   $    125,185   $     36,768
                                 ============   ============   ============    ============   ============   ============


                                                                AS OF DECEMBER 31, 2001
                                 ---------------------------------------------------------------------------------------
                                    CRESCENT         THE           OTHER
                                     RESORT       WOODLANDS     RESIDENTIAL   TEMPERATURE-
                                  DEVELOPMENT,      LAND        DEVELOPMENT   CONTROLLED
                                      INC.      COMPANY, INC.  CORPORATIONS    LOGISTICS        OFFICE          OTHER
                                 ------------   -------------  ------------   ------------   ------------   ------------

Real estate, net                 $    393,784   $    365,636   $    173,991   $  1,271,809   $    553,147
Cash                                   17,570          2,688          7,973         23,979         28,224
Other assets                           31,749         32,244         94,392         83,424         31,654
                                 ------------   ------------   ------------   ------------   ------------
     Total assets                $    443,103   $    400,568   $    276,356   $  1,379,212   $    613,025
                                 ============   ============   ============   ============   ============

Notes payable                    $    136,621   $    225,263   $     29,910   $    558,951   $    324,718
Notes payable to the
  Operating Partnership               180,827             --         60,000          4,831             --
Other liabilities                      96,146         74,271        138,761         46,945         29,394
Equity                                 29,509        101,034         47,685        768,485        258,913
                                 ------------   ------------   ------------   ------------   ------------
  Total liabilities and equity   $    443,103   $    400,568   $    276,356   $  1,379,212   $    613,025
                                 ============   ============   ============   ============   ============

Operating Partnership's share
  of unconsolidated debt         $     65,303   $     90,949   $     26,425   $    223,580   $    126,580
                                 ============   ============   ============   ============   ============
Operating Partnership's
  investments in real estate
  mortgages and equity of
  unconsolidated companies       $    222,082   $     29,046   $    120,407   $    308,427   $    121,423   $     36,932
                                 ============   ============   ============   ============   ============   ============

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


SUMMARY STATEMENTS OF
OPERATIONS:
                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   --------------------------------------------------------------------------------------------
                                       THE
                                    WOODLANDS         OTHER
                                      LAND         RESIDENTIAL                    TEMPERATURE-
                                   DEVELOPMENT     DEVELOPMENT       RESORT/       CONTROLLED
                                   COMPANY, LP.   CORPORATIONS        HOTEL         LOGISTICS          OFFICE(1)        OTHER
                                   ------------   ------------    ------------    ------------       ----------    ------------

Total revenue                      $     98,128   $     82,944    $     26,599    $     81,762       $   70,250
Expense:
   Operating expense                     54,919         76,798          22,534          12,492(2)        32,082
   Interest expense                       3,578            399           4,080          32,324           13,584
   Depreciation and amortization          2,591          1,268           2,667          44,140           16,733
   Tax (benefit) expense                    406            (78)             --              --               --
   Other (income) expense                    --             --              --           2,377               --
                                   ------------   ------------    ------------    ------------       ----------
Total expense                      $     61,494   $     78,387    $     29,281    $     91,333       $   62,399
                                   ------------   ------------    ------------    ------------       ----------

Net income                         $     36,634   $      4,557    $     (2,682)   $     (9,571)(3)   $    7,851
                                   ============   ============    ============    ============       ==========

Operating Partnership's
  equity in net income of
  unconsolidated companies
                                   $     19,018   $      3,916    $        (91)   $     (3,828)      $    3,655    $     (5,281)(4)
                                   ============   ============    ============    ============       ==========    ============

                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                     ------------------------------------------------------------------------------------------
                                                          THE
                                        CRESCENT       WOODLANDS
                                         RESORT          LAND       RESIDENTIAL   TEMPERATURE-
                                      DEVELOPMENT,     COMPANY,     DEVELOPMENT    CONTROLLED
                                          INC.           INC.      CORPORATIONS     LOGISTICS         OFFICE(5)       OTHER
                                     ------------   ------------   ------------   ------------      ------------   ------------

Total revenues                       $     93,581   $    148,823   $     61,875   $    107,287      $     61,945
Expenses:
     Operating                             78,850         83,066         50,162         22,662(2)         25,668
     Interest expense                       1,233          4,099          1,697         43,888            14,955
     Depreciation and amortization          2,576          4,221          4,592         34,350            13,335
     Taxes                                    334         10,840          3,636             --                --
                                     ------------   ------------   ------------      ------------   ------------
Total expenses                       $     82,993   $    102,226   $     60,087   $    100,900      $     53,958
                                     ------------   ------------   ------------      ------------   ------------

Net income                           $     10,588   $     46,597   $      1,788   $      6,387      $      7,987
                                     ============   ============   ============      ============   ============

Operating Partnership's equity
 in net income of unconsolidated
 companies                           $      9,952   $     17,039   $        712   $      2,285      $      3,841   $      2,896
                                     ============   ============   ============   ============      ============   ============

----------

(1) This column includes information for Three Westlake Park, which was contributed by the Operating Partnership to a joint venture on August 21, 2002 and Miami Center, which was contributed by the Operating Partnership to a joint venture on September 25, 2002. Therefore, net income for 2002 includes only 10 days of August and the month of September for Three Westlake Park and only five days of September for Miami Center.

(2) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

(3) Excludes the goodwill write-off for Temperature-Controlled Logistics Segment, which is recorded on the accompanying financial statements as a cumulative change in accounting principle.

(4)  Includes impairment of DBL-CBO of $5,200.

(5) This column includes information for Four Westlake and Bank One Tower, which were contributed by the Operating Partnership to a joint venture on July 30, 2001. Therefore, net income for 2001 includes only the months of August and September for these properties.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


UNCONSOLIDATED PROPERTY DISPOSITIONS

         During the nine months ended September 30, 2002, the Woodlands CPC sold three office properties located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $10,100, of which the Operating Partnership's portion was approximately $5,300. The sales generated a net gain of approximately $11,800, of which the Operating Partnership's portion was approximately $6,200. The proceeds received by the Operating Partnership were primarily used to pay down the Operating Partnership's credit facility.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         As of September 30, 2002, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

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

         In December 2001, the Temperature Controlled Logistics Corporation waived its right to collect $39,800 (the Operating Partnership's share of which was $15,900) of the total $49,900 of deferred rent. The Temperature-Controlled Logistics Corporation and the Operating Partnership began to recognize rental income when earned and collected during the year ended December 31, 2000 and continued this accounting treatment for the year ended December 31, 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Operating Partnership related to the Temperature-Controlled Logistics Corporation's decision in December, 2001 to waive collection of deferred rent.

         AmeriCold Logistics deferred $20,600 of the total $102,400 of rent payable for the nine months ended September 30, 2002. The Operating Partnership's share of the deferred rent was $8,200. The Operating Partnership recognizes rental income when earned and collected and has not recognized the $8,200 of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the nine months ended September 30, 2002.

         The following table shows the total, and the Operating Partnership's portion of, deferred rent and valuation allowance at December 31, 2001 and for the nine months ended September 30, 2002.

                                       DEFERRED RENT               VALUATION ALLOWANCE
                                 ---------------------------   ---------------------------
                                                  OPERATING                    OPERATING
                                               PARTNERSHIP'S                 PARTNERSHIP'S
                                     TOTAL        PORTION         TOTAL         PORTION
                                 ------------  -------------   ------------  -------------
Balance at December 31, 2001     $     10,100   $      3,900   $         --   $         --
For the nine  months ended
   September 30, 2002                  20,600          8,200         20,600          8,200
                                 ------------   ------------   ------------   ------------
Total                            $     30,700   $     12,100   $     20,600   $      8,200
                                 ============   ============   ============   ============

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


OTHER

DBL-CBO, Inc.

         In March 1999, DBL-CBO, Inc., a wholly owned subsidiary of DBL Holdings, Inc., acquired an aggregate of $6,000 in principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. Juniper 1999-1 Class C-1 is the privately-placed equity interest of a collateralized bond obligation. During the nine months ended September 30, 2002, the Operating Partnership recognized an impairment charge related to this investment of $5,200. As a result of this impairment charge, at September 30, 2002 this investment was valued at $0.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


UNCONSOLIDATED DEBT ANALYSIS

         The significant terms of the Operating Partnership's share of unconsolidated debt financing arrangements existing as of September 30, 2002 are shown below.

                                                                              OPERATING
                                                             BALANCE        PARTNERSHIP'S       INTEREST
                                          OPERATING      OUTSTANDING AT       SHARE OF           RATE AT
                                        PARTNERSHIP'S     SEPTEMBER 30,   DEBT BALANCE AT     SEPTEMBER 30,
NOTE                                    % OWNERSHIP           2002       SEPTEMBER 30, 2002       2002
----                                    -------------    --------------  ------------------   -------------

TEMPERATURE CONTROL LOGISTICS
 SEGMENT:
   AmeriCold Notes(1)                         40%         $     541,326       $   216,530          7.0%
                                                          -------------       -----------

OFFICE SEGMENT:
   Main Street Partners, L.P.(2)(3)(4)        50%               133,403            66,702          5.9%
   Crescent 5 Houston Center, L.P.(5)         25%                48,654            12,164          4.1%
   Austin PT Bk One Tower Office
     Limited Partnership                      20%                38,012             7,602          7.1%
   Houston PT Four Westlake Office
     Limited Partnership                      20%                48,873             9,775          7.1%
   Houston PT Three Westlake Office
     Limited Partnership                      20%                33,000             6,600          5.6%
   Crescent Miami Center, LLC                 40%                81,000            32,400          5.0%
   The Woodlands Commercial
     Properties Co.                         42.5%
       Fleet credit facility(3)                                  64,861            27,566          4.3%
       Fleet National Bank(3)                                     3,398             1,444          3.8%
                                                          -------------       -----------
                                                                451,201           164,253
                                                          -------------       -----------

RESIDENTIAL DEVELOPMENT SEGMENT:
The Woodlands Land Development Co.(6)       42.5%
   Fleet credit facility(3)(7)(8)                               216,460            91,996          4.3%
   Fleet National Bank(3)(9)                                      6,971             2,963          3.8%
   Fleet National Bank(10)                                       24,531            10,426          4.6%
   Jack Eckerd Corp.                                                101                43          4.8%
   Mitchell Mortgage Company                                      2,734             1,162          5.8%
   Mitchell Mortgage Company                                      1,257               534          6.3%
   Mitchell Mortgage Company                                      1,962               834          5.5%
   Mitchell Mortgage Company                                      3,548             1,508          8.0%
   Mitchell Mortgage Company                                      1,405               597          7.0%
                                                          -------------       -----------
                                                                258,969           110,063
                                                          -------------       -----------

RESORT/HOTEL SEGMENT:
   Manalapan Hotel Partners
       Dresdner Bank AG(11)                   24%                65,470            15,713          9.8%
                                                          -------------       -----------

TOTAL/WEIGHTED AVERAGE                                    $   1,316,966       $   506,559          6.0%
                                                          =============       ===========       =======





                                                                  FIXED/VARIABLE
NOTE                                           MATURITY         SECURED/UNSECURED
----                                           --------         -----------------

TEMPERATURE CONTROL LOGISTICS
 SEGMENT:
   AmeriCold Notes(1)                         April 2008            Fixed/Secured


OFFICE SEGMENT:
   Main Street Partners, L.P.(2)(3)(4)       December 2004       Variable/Secured
   Crescent 5 Houston Center, L.P.(5)          May 2004          Variable/Secured
   Austin PT Bk One Tower Office
     Limited Partnership                      August 2006           Fixed/Secured
   Houston PT Four Westlake Office
     Limited Partnership                      August 2006           Fixed/Secured
   Houston PT Three Westlake Office
     Limited Partnership                    September 2007          Fixed/Secured
   Crescent Miami Center, LLC               September 2007          Fixed/Secured
   The Woodlands Commercial
     Properties Co.
       Fleet credit facility(3)              November 2002       Variable/Secured
       Fleet National Bank(3)                October 2003        Variable/Secured



RESIDENTIAL DEVELOPMENT SEGMENT:
The Woodlands Land Development Co.(6)
   Fleet credit facility(3)(7)(8)            November 2002       Variable/Secured
   Fleet National Bank(3)(9)                 October 2003        Variable/Secured
   Fleet National Bank(10)                   December 2005       Variable/Secured
   Jack Eckerd Corp.                           July 2005         Variable/Secured
   Mitchell Mortgage Company                 January 2004           Fixed/Secured
   Mitchell Mortgage Company                   July 2005            Fixed/Secured
   Mitchell Mortgage Company                 October 2005           Fixed/Secured
   Mitchell Mortgage Company                  April 2006            Fixed/Secured
   Mitchell Mortgage Company                 October 2006           Fixed/Secured




RESORT/HOTEL SEGMENT:
   Manalapan Hotel Partners
       Dresdner Bank AG(11)                  December 2002       Variable/Secured


TOTAL/WEIGHTED AVERAGE                         3.4 years

----------
(1) Consists of several notes. Maturity date is based on largest debt instrument. All interest rates are fixed.

(2) Senior Note - Note A: $83,995 at variable interest rate, LIBOR + 189 basis points, $4,941 at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50% . Note B: $24,704 at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19,800 at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes are amortized on a 25-year amortization schedule.

(3)  This facility has two one-year extension options.

(4) The Operating Partnership obtained a letter of credit to guarantee the repayment of up to $4,250 of principal of the Main Street Partners, L.P. loan.

(5) The Operating Partnership has made a full and unconditional guarantee of loan from Fleet up to $82,500 for the construction of 5 Houston Center. At September 30, 2002, $48,654 was outstanding.

(6) On February 14, 2002, the Operating Partnership executed an agreement with COPI to transfer, pursuant to a strict foreclosure, COPI's 5% interest in TWLC. Therefore, as of February 14, 2002, TWLC is fully consolidated. This schedule reflects TWLC's 42.5% interest in TWLDC.

(7) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $145,000 to a maximum LIBOR rate of 9.0%.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(8) To mitigate interest rate exposure, TWLDC has entered into an interest rate swap against the $50,000 notional amount to effectively fix the interest rate at 5.28%. TWLDC has also entered into an interest rate swap against $50,000 notional amount to effectively fix the interest rate at 4.855%.

(9) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $33,750 to a maximum LIBOR rate of 9.0%.

(10) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $19,500 to a maximum LIBOR rate of 8.5%.

(11) The Operating Partnership guarantees $2,970 of this facility.

         The following table shows, as of September 30, 2002, information about the Operating Partnership's share of unconsolidated fixed and variable-rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                                          WEIGHTED       WEIGHTED
                                                          AVERAGE         AVERAGE
                            AMOUNT       % OF DEBT          RATE        MATURITY(1)
                         ------------   ------------    ------------   ------------

Fixed-Rate Debt          $    277,542             55%          6.8 %      5.4 years
Variable-Rate Debt            229,017             45             5.1      1.0 years
                         ------------   ------------    ------------   ------------
Total Debt               $    506,559            100%          6.0 %      3.4 Years
                         ============   ============    ============   ============

----------

(1) Based on contractual maturities. The overall weighted average maturity would be 3.7 assuming the Operating Partnership's election of extension options on the debt instruments.

         Listed below are the Operating Partnership's shares of aggregate principal payments, by year, required as of September 30, 2002 related to the Operating Partnership's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.

                    SECURED
                    DEBT(1)
               --------------

2002           $      136,063
2003                    5,581
2004                   78,944
2005                   12,060
2006                   18,381
Thereafter            255,530
               --------------
               $      506,559
               ==============

----------

(1) These amounts do not represent the effect of two one-year extension options on TWLDC's Fleet credit facility and one Fleet National Bank loan, totaling $95,000, that have maturity dates of November 2002 and October 2003.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

         The following is a summary of the Operating Partnership's debt financing at September 30, 2002:

                                                                   BALANCE
                                                               OUTSTANDING AT
                                                             SEPTEMBER 30, 2002
                                                             ------------------

SECURED DEBT

Fleet Fund I and II Term Loan due May 2005, bears interest
at LIBOR plus 325 basis points (at September 30, 2002, the
interest rate was 5.09%), with a four-year interest-only
term, secured by equity interests in Funding I and II.....         $ 275,000

AEGON Partnership Note(1) due July 2009, bears interest at
7.53% with monthly principal and interest payments based on
a 25-year amortization schedule, secured by the Funding III,
IV and V Properties.......................................           266,417

LaSalle Note I(2) bears interest at 7.83% with an initial
seven-year interest-only term (through August 2002),
followed by principal amortization based on a 25-year
amortization schedule through maturity in August 2027,
secured by the Funding I Properties.......................           238,742

Deutsche Bank-CMBS Loan(3) due May 2004, bears interest at
the 30-day LIBOR rate plus 234 basis points (at September
30, 2002, the interest rate was 5.84%), with a three-year
interest-only term and two one-year extension options,
secured by the Funding X Properties and Spectrum
Center....................................................           220,000

JP Morgan Mortgage Note(4) bears interest at a fixed rate of
8.31% with principal amortization based on a 15-year
amortization schedule through maturity in October 2016,
secured by the Houston Center mixed-use Office Property
complex...................................................           196,514

LaSalle Note II(5) bears interest at 7.79% with an initial
seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization
schedule through maturity in March 2028, secured by the
Funding II Properties.....................................           161,000

CIGNA Note due December 2002, bears interest at 7.47% with
an interest-only term, secured by the MCI Tower Office
Property and Denver Marriott City Center Resort/Hotel
Property..................................................            63,500

Metropolitan Life Note V(6) due December 2005, bears
interest at 8.49% with monthly principal and interest
payments based on a 25-year amortization schedule, secured
by the Datran Center Office Property......................            38,274

National Bank of Arizona Revolving Line of Credit (7) due
November 2003, secured by certain DMDC assets.............            29,426

Northwestern Life Note due January 2004, bears interest at
7.66% with an interest-only term, secured by the 301
Congress Avenue Office Property...........................            26,000

Woodmen of the World Note(8) due April 2009, bears interest
at 8.20% with an initial five-year interest-only term
(through April 2006), followed by principal amortization
based on a 25-year amortization schedule, secured by the
Avallon IV Office Property................................             8,500

Nomura Funding VI Note(9) bears interest at 10.07% with
monthly principal and interest payments based on a 25-year
amortization schedule through maturity in July 2020, secured
by the Funding VI Property................................             8,069

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                   BALANCE
                                                               OUTSTANDING AT
                                                             SEPTEMBER 30, 2002
                                                             ------------------
SECURED DEBT - CONTINUED

Mitchell Mortgage Note due September 2003, bears interest at
7.00% with an interest-only term, secured by one of The
Woodlands Office Properties.................................       1,743

Rigney Promissory Note due November 2012(10), bears interest at 8.50% with quarterly principal and interest payments
based on a 15-year amortization schedule, secured by a
parcel of land..............................................         621

Construction, acquisition and other obligations, bearing
fixed and variable interest rates ranging from 2.90% to
10.00% at September 30, 2002, with maturities ranging
between October 2002 and July 2007, secured by various CRDI
projects....................................................      69,197

UNSECURED DEBT

2009 Notes(11) bear interest at a fixed rate of 9.25% with a seven-year interest-only term, due April
2009........................................................     375,000

2007 Notes(12) bear interest at a fixed rate of 7.50% with a
ten-year interest-only term, due September 2007.............     250,000

Other obligations, with fixed interest rates ranging from
3.25% to 12.00% and variable interest rates ranging from the
Fed Funds rate plus 150 basis points to LIBOR plus 375 basis points and with maturities ranging between October 2002 and
January 2004................................................       5,541

UNSECURED DEBT - REVOLVING LINE OF CREDIT

Credit Facility(13) interest only due May 2004, bears
interest at LIBOR plus 187.5 basis points (at September 30,
2002, the interest rate was 3.85%), with a one-year
extension option............................................     179,000(14)
                                                              ----------
        Total Notes Payable                                   $2,412,544
                                                              ==========

----------

(1) The outstanding principal balance of this note at maturity will be approximately $224,100.

(2) In August 2007, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal and thereafter against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,500.

(3) This includes both a Deutsche Bank-CMBS note and a Fleet-Mezzanine note. The notes are due May 2004 and bear interest at the 30-day LIBOR rate plus a spread of (i) 164.7 basis points for the CMBS note (at September 30, 2002, the interest rate was 5.15%), and (ii) 600 basis points for the Mezzanine note (at September 30, 2002, the interest rate was 9.50%). The blended rate at September 30, 2002 for the two notes was 5.84%. Both notes have a LIBOR floor of 3.50%. The notes have three-year interest only terms and two one-year extension options, and are secured by the Office Properties owned by Funding X and the Operating Partnership's interest in Spectrum Center. The Fleet-Mezzanine note is also secured by the Operating Partnership's interests in Funding X and Crescent Spectrum Center, L.P. and the Operating Partnership's interest in their general partner.

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

(7) This facility is a $50,000 line of credit secured by certain DMDC land and improvements ("vertical facility"), club facilities ("club loan"), and notes receivable ("warehouse facility"). The line restricts the vertical facility and club loan to a maximum outstanding amount of $40,000 and is subject to certain borrowing base limitations and bears interest at Prime (at September 30, 2002, the interest rate was 4.75%). The warehouse facility bears interest at Prime plus 100 basis points (at September 30, 2002, the interest rate was 5.75%) and is limited to $10,000. The blended rate at September 30, 2002 for the vertical facility and club loan and the warehouse facility was 5.00%.

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

(10) It is the Operating Partnership's intention to repay the note in full in November 2002.

(11) For a description of the 2009 Notes, see "Debt Offering" section below.

(12) The notes were issued in an offering registered with the Securities and Exchange Commission ("SEC").

(13) The $400,000 credit facility with Fleet is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including total leverage based on trailing twelve months net operating income from the Properties, debt service coverage, specific mix of office and hotel assets and average occupancy of Office Properties. At September 30, 2002, the maximum borrowing capacity under the credit facility was approximately $400,000.

(14) The outstanding balance excludes letters of credit issued under the Operating Partnership's credit facility of $15,200 which reduces the Operating Partnership's maximum borrowing capacity.

         The following table shows information about the Operating Partnership's consolidated fixed and variable-rate debt and does not take into account any extension options, hedging arrangements or the Operating Partnership's anticipated pay-off dates.

                                                     WEIGHTED       WEIGHTED AVERAGE
                         AMOUNT     % OF DEBT(1)   AVERAGE RATE         MATURITY
                      ------------  ------------   ------------     ----------------

Fixed Rate Debt       $  1,656,430            69%           8.1%       11.3 years
Variable Rate Debt         756,114            31            4.7         1.7 years
                      ------------  ------------   ------------       -----
Total Debt            $  2,412,544           100%           7.1%(2)     7.5 Years(3)
                      ============  ============   ============       =====

----------

(1) Including the $530,300 of hedged variable rate debt, the percentages for fixed rate debt and variable rate debt are 91% and 9%, respectively.

(2) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.88%.

(3)  Based on contractual maturities. The overall weighted average maturity is
     4.0 years based on the Operating Partnership's expected payoff dates.

         Listed below are the aggregate principal payments by year required as of September 30, 2002 under indebtedness of the Operating Partnership. Scheduled principal installments and amounts due at maturity are included.

                     SECURED       UNSECURED   UNSECURED DEBT
                      DEBT           DEBT      LINE OF CREDIT     TOTAL(1)
                  ------------   ------------  --------------  ------------

2002              $     76,509   $      5,416   $         --   $     81,925
2003                   103,730             --             --        103,730
2004                   264,713            125        179,000        443,838
2005                   329,339             --             --        329,339
2006                    18,938             --             --         18,938
Thereafter             809,774        625,000             --      1,434,774
                  ------------   ------------   ------------   ------------
                  $  1,603,003   $    630,541   $    179,000   $  2,412,544
                  ============   ============   ============   ============

----------

(1) These amounts do not represent the effect of a one-year extension option on the credit facility and two one-year extension options on the Deutsche Bank
     - CMBS Loan, as noted above.

         The Operating Partnership has $185,655 of secured and unsecured debt maturing through December 31, 2003, consisting primarily of the Cigna Note, and debt related to the Residential Development Segment. Borrowings under the Operating Partnership's credit facility are expected to be used to repay the $63,500 Cigna Note maturing in 2002, and the $122,155 of debt maturing in 2002 and 2003 is primarily related to the Residential Development Segment and will be repaid with cash from operations of the Residential Development Segment.

         Any uncured or unwaived events of default on the Operating Partnership's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Operating Partnership or any of its subsidiaries with

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


respect to any indebtedness in excess of $5,000 generally will result in a default under the credit facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of September 30, 2002, the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the nine months ended September 30, 2002, there were no circumstances that required pre-payment penalties or increased collateral related to the Operating Partnership's existing debt.

         In addition to the subsidiaries listed in "Note 1. Organization and Basis of Presentation," certain other subsidiaries of the Operating Partnership were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate are: Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding IX Properties (CRE Management IX, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L. P., CRE Management X, LLC); and Spectrum Center (Spectrum Center Partners, L.P., Spectrum Mortgage Associates,
L. P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management,
LLC), and Crescent Finance Company.

DEBT OFFERING

         On April 15, 2002, the Operating Partnership and Crescent Finance Company completed a private offering of $375,000 in senior, unsecured notes due 2009. On October 15, 2002, the Operating Partnership and Crescent Finance Company completed an exchange offer pursuant to which it exchanged notes registered with the Securities and Exchange Commission for $325,000 of the privately issued notes. In addition, the Operating Partnership and Crescent Finance Company registered for resale the remaining $50,000 of the privately issued notes, which were issued to Richard E. Rainwater, the Chairman of the Board of Trust Managers, and certain of his affiliates and family members. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Interest is payable on April 15 and October 15 of each year, beginning October 15, 2002.

         The net proceeds from the offering of notes were approximately $366,500. Approximately $309,500 of the proceeds were used to pay down amounts outstanding under the Operating Partnership's credit facility, and the remaining proceeds were used to pay down $5,000 of short-term indebtedness and redeem approximately $52,000 of preferred Class A Units in Funding IX from GMACCM. See "Note 16. Sale of Preferred Equity Interests in Subsidiary" for a description of the Class A Units in Funding IX previously held by GMACCM.

12. INTEREST RATE CAPS:

         In connection with the closing of the Deutsche Bank - CMBS Loan in May 2001, the Operating Partnership entered into a LIBOR interest rate cap at 7.16% for a notional amount of $220,000, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Operating Partnership's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings as the changes occur. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these instruments are expected to substantially offset each other.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


13. CASH FLOW HEDGES:

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable rate debt to fixed-rate debt and to manage its fixed to variable rate debt ratio. As of September 30, 2002, the Operating Partnership had entered into six cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

          The following table shows information regarding the Operating Partnership's cash flow hedge agreements as of September 30, 2002, additional interest expense and unrealized gains (losses) recorded for the nine months ended September 30, 2002:

                                                                                                    UNREALIZED GAINS (LOSSES)
                                                                               ADDITIONAL                    IN OTHER
                                                                            INTEREST EXPENSE          COMPREHENSIVE INCOME
   ISSUE         NOTIONAL     MATURITY     REFERENCE        FAIR           FOR THE NINE MONTHS      FOR THE NINE MONTHS ENDED
   DATE(1)        AMOUNT        DATE         RATE       MARKET VALUE    ENDED SEPTEMBER 30, 2002        SEPTEMBER 30, 2002
------------   ------------   ---------   -----------  --------------   ------------------------    -------------------------

    7/21/99      $ 200,000       9/2/03      6.183%       $ (9,151)              $  6,418                  $   2,344
    5/15/01        200,000       2/3/03       7.11          (4,246)                 7,989                      6,932
    4/14/00        100,000      4/18/04       6.76          (7,817)                 3,636                      (549)
     9/2/03        200,000       9/1/06      3.723          (2,992)                    --                    (2,992)
    2/15/03        100,000      2/15/06      3.253          (1,490)                    --                    (1,490)
    2/15/03        100,000      2/15/06      3.255          (1,497)                    --                    (1,497)

----------

(1) During the nine months ended September 30, 2002, the Operating Partnership entered into agreements for three additional cash flow hedges that will be issued in 2003, and will replace the three existing cash flow hedges.

         The Operating Partnership has designated its six cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Operating Partnership uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and SFAS No. 138. The Operating Partnership uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Operating Partnership will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $19,000 to $20,700 will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

         CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt. As of September 30, 2002, CRDI had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS Nos. 133 and 138.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The following table shows information regarding CRDI's cash flow hedge agreements as of September 30, 2002 and additional capitalized interest recognized for the nine months ended September 30, 2002. Unlike the additional interest on the Operating Partnership's cash flow hedges which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development.

                                                                                               UNREALIZED GAINS (LOSSES)
                                                                            ADDITIONAL                 IN OTHER
                                                                      CAPITALIZED INTEREST        COMPREHENSIVE INCOME
ISSUE    NOTIONAL     MATURITY     REFERENCE           FAIR            FOR THE NINE MONTHS     FOR THE NINE MONTHS ENDED
DATE      AMOUNT        DATE         RATE          MARKET VALUE      ENDED SEPTEMBER 30, 2002       SEPTEMBER 30, 2002
------   ----------   ---------   ------------  ------------------  ------------------------   -------------------------

1/2/01    $ 18,868     11/16/02        4.34%        $   (134)              $   366                  $     347
9/4/01       5,350      9/4/03         5.09%            (125)                  109                         (5)
9/4/01       3,700      9/4/03         5.09%             (94)                   80                         (7)

         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes that the hedges are highly effective.

14. INCOME TAXES:

         The Company intends to maintain its qualification as a REIT under
Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of REIT taxable income to its shareholders. Accordingly, the Operating Partnership does not believe that it will be liable for current income taxes on its REIT taxable income at the Federal level or in most of the states in which it operates. Additionally, in conjunction with the Operating Partnership's agreement with COPI, the Operating Partnership consolidated certain taxable REIT subsidiaries (the "TRS"), which are subject to federal and state income tax. The Operating Partnership's $6,600 total consolidated income tax benefit at September 30, 2002 includes tax expense related to the operations of the TRS of $100, offset by a tax benefit of $6,700. The $6,700 benefit results from the temporary difference between the financial reporting basis and the respective tax basis of the hotel leases acquired as part of the Operating Partnership's agreement with COPI. This temporary difference will be reversed over an estimated five-year period, which is the remaining lease term of the hotel leases. Cash paid for income taxes totaled approximately $10,200 for the nine months ended September 30, 2002.

         The Operating Partnership's total net tax asset of approximately $37,100 includes $26,000 of net deferred tax assets and a $11,100 net current tax asset at September 30, 2002. The tax effects of each type of temporary difference that give rise to a significant portion of the $26,000 deferred tax asset are as follows:

    Deferred recognition of DMDC club membership revenue          $  31,900
    Recognition of development land cost of
      sales at DMDC and TWLC                                        (10,500)
    Recognition of hotel lease buyout
                                                                      6,700
    Other
                                                                     (2,100)
                                                                  ---------
    Total deferred tax asset                                      $  26,000
                                                                  =========

         The Operating Partnership recognizes deferred tax assets only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. As of September 30, 2002, no valuation allowances have been recorded.

         The $11,100 net current tax asset results primarily from anticipated tax refunds related to recognition of a net operating loss carryback and 2001 overpayments of $6,600 for DMDC and cash paid for income taxes of $10,200.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


15. MINORITY INTEREST:

         Minority interest in real estate partnerships represents joint venture or preferred equity partners' proportionate share of the equity in certain real estate partnerships. The Operating Partnership holds a controlling interest in the real estate partnerships and consolidates the accounts into the Operating Partnership. Income in the real estate partnerships is allocated to minority interest based on weighted average percentage ownership during the year.

16. SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY AND INTRACOMPANY LOAN:

SALE OF CLASS A UNITS IN FUNDING IX

         During the year ended December 31, 2000, the Operating Partnership formed Funding IX and contributed seven Office Property and two Resort/Hotel Properties to Funding IX. As of September 30, 2002, Funding IX held one Office Properties and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         Also during the year ended December 31, 2000, GMACCM purchased $275,000 of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units were redeemable at the option of the Operating Partnership at the original purchase price. As of December 31, 2000, approximately $56,600 of the Class A Units had been redeemed from GMACCM by the Operating Partnership. No redemptions occurred during the year ended December 31, 2001.

         All of the Class A Units outstanding at December 31, 2001, were redeemed by Funding IX during the nine months ended September 30, 2002. As a result of the redemption, GMACCM ceased to be a partner of Funding IX or to have any rights or obligations as a partner and the Operating Partnership became the sole partner of Funding IX. In connection with the final redemption of Class A Units, Crescent SH IX, Inc. ("SH IX"), a subsidiary of the Company, transferred the 14,468,623 common shares of the Company held by SH IX to the Company which holds these common shares as treasury shares, and the intracompany loan between Funding IX and SH IX was repaid.

         Following the redemption of all the outstanding Class A Units, Funding IX distributed two of its Office Properties, 44 Cook Street and 55 Madison, and all the equity interests in the limited liability companies that own two other Office Properties, Miami Center and Chancellor Park, to the Operating Partnership. The Operating Partnership then contributed 44 Cook Street and 55 Madison to another Operating Partnership subsidiary, Funding VIII, and entered into a joint venture arrangement for Miami Center.

IMPACT ON FINANCIAL STATEMENTS OF INTRACOMPANY LOAN

         As of December 31, 2001, Funding IX had loaned a total of $281,107 from the net proceeds from the sale of the Class A Units and a portion of the net proceeds of the sale of one of the properties held by Funding IX to SH IX. SH IX repaid the note in full in August 2002.

         The operations, assets and liabilities of Funding IX and SH IX are consolidated with those of the Company in the Company's consolidated financial statements. The operations, assets and liabilities of Funding IX (but not those of SH IX) are consolidated with those of the Operating Partnership in the consolidated financial statements of the Operating Partnership. As a result, the note and the payments on the note by SH IX to Funding IX are eliminated in the Company's financial statements but are not eliminated in the financial statements of the Operating Partnership. These items, therefore, are included in the Operating Partnership's financial statements in Notes Receivable, Net as of December 31, 2001 and in Interest and Other Income for the nine months ended September 30, 2002 and 2001.

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

                                                                                           AFTER ELIMINATION OF
                                                          GAAP PRESENTATION                 INTRACOMPANY LOAN
                                                   -------------------------------   -------------------------------

BALANCE SHEET DATA                                  SEPTEMBER 30,    DECEMBER 31,     SEPTEMBER 30,    DECEMBER 31,
                                                        2002            2001             2002             2001
                                                   --------------   --------------   --------------   --------------

Total assets                                       $    4,337,939   $    4,422,826   $    4,337,939   $    4,138,102


                                                         NINE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                        2002             2001             2002              2001
                                                   --------------   --------------   --------------   --------------

Operating Data:
Total Revenues                                     $      772,845   $      561,035   $      760,191   $      537,181
Operating income                                           41,304           90,089           28,650           66,235
Net income                                                 73,164          101,054           60,510           77,200
Income before
   discontinued operations,
   extraordinary item
   and cumulative effect
   of a change in accounting
   principle                                               62,524          101,208           49,870           77,354
Basic earnings per unit:
   Income before discontinued
     operations, extraordinary
     item and cumulative
     effect of a change in
     accounting principle                          $         0.96   $         1.48   $         0.85   $         1.27
Diluted earnings per unit:
   Income before, extraordinary
     item interest, discontinued
     operations, and cumulative
     effect of a change in accounting
     principle                                     $         0.95   $         1.46   $         0.84   $         1.25

----------

(1) the weighted average units used to calculate basic and diluted earnings per unit in accordance with GAAP include the common shares of the Company held in SH IX of 14,468,623 (7,234,312 equivalent units) and 3,184,578 (4,092,289 equivalent units) for the year ended December 31, 2001. The adjusted basic and diluted earnings per unit after the elimination of the intracompany loan exclude the common shares of the Company held in SH IX.


17. PARTNERS' CAPITAL:

         Each Operating Partnership unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares of the Company at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the nine months ended September 30, 2002, there were 53,287 units exchanged for 106,574 common shares of the Company.

SHARE REPURCHASE PROGRAM

         The Company commenced its Share Repurchase Program in March 2000. On October 15, 2001, the Company's Board of Trust Managers increased from $500,000 to $800,000 the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"). The repurchase of common shares by the Company will decrease the Company's limited partner interest, which will result in an increase in net income per unit. As of September 30, 2002, the Company had repurchased 20,256,423 common shares, at an aggregate cost of approximately $386,615, resulting in an average repurchase price of $19.09 per common share. The repurchase of common shares by the Company will decrease the Company's limited partner interest, which will result in an increase in net income per unit.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The following table shows a summary of the Company's common share repurchases by year, as of September 30, 2002.

                                                                                 AVERAGE
($ in thousands)                                                   TOTAL        PRICE PER
                                                SHARES            AMOUNT      COMMON SHARE
                                             ------------      ------------   ------------

2000                                           14,468,623      $    281,307   $      19.44
2001                                            4,287,800            77,054          17.97
Nine months ended September 30, 2002
                                                1,500,000            28,500          19.00
                                             ------------      ------------   ------------
Total                                          20,256,423(1)   $    386,861   $      19.10
                                             ============      ============   ============

----------
(1) Additionally, 15,230 of the Company's common shares were repurchased outside of the Share Repurchase Program as part of an executive incentive program, and the Company contributed 11,354 treasury shares to the Company's scholarship fund during the three months ended September 30, 2002.

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

SERIES A PREFERRED OFFERING

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering") of an additional 2,800,000 shares of Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") at an $18.00 per share price and with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $50,400. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of ..6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. The Series A Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption and may not be redeemed before February 18, 2003, except in order to preserve the Company's status as a REIT. On or after February 13, 2003, the Series A Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated accrued and unpaid distribution. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing May 15, 2002. The annual fixed dividend is $1.6875 per share. In connection with the April 2002 Series A Preferred Offering, the Operating Partnership issued additional Series A Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $2,240, of approximately $48,160. The net proceeds from the April 2002 Series A Preferred offering were used by the Operating Partnership to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

SERIES B PREFERRED OFFERING

         On May 17, 2002, the Company completed an offering (the "May 2002 Series B Preferred Offering") of 3,000,000 shares of Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $75,000. The Series B Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption, are not convertible into any other securities of the Company and may not be redeemed before May 17, 2007, except in order to preserve the Company's status as a REIT. On or after May 17, 2007, the Series B Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated, accrued and unpaid distributions. Dividends on the Series B Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing August 15, 2002. The annual fixed dividend is $2.375 per share. In connection with the May 2002 Series B Preferred Offering, the Operating Partnership issued Series B Preferred Units to the Company in exchange for the contribution of the net

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


proceeds, after underwriting discounts and other offering costs of approximately $2,713, of approximately $72,287. The net proceeds from the May 2002 Series B Preferred Offering were used by the Operating Partnership to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

         On June 6, 2002, an additional 400,000 Series B Preferred Shares were sold (the "June 2002 Series B Preferred Offering") resulting in gross proceeds to the Company of approximately $10,000. In connection with the June 2002 Series B Preferred Offering, the Operating Partnership issued additional Series B Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $365, of approximately $9,635. The net proceeds from the June 2002 Series B Preferred Offering were used the by the Operating Partnership to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

DISTRIBUTIONS

         The following table summarizes the distributions paid or declared to unitholders and preferred shareholders during the nine months ended September 30, 2002.



                                                                                      ANNUAL
                                 DIVIDEND/       TOTAL      RECORD     PAYMENT       DIVIDEND/
           SECURITY            DISTRIBUTION     AMOUNT       DATE        DATE      DISTRIBUTION
           --------            ------------     ------      ------     -------     ------------

Units(1)                        $  0.375       $ 49,706     1/31/02     2/15/02       $  1.50
Units(1)                           0.375         49,826     4/30/02     5/15/02          1.50
Units(1)                           0.375         49,295     7/31/02     8/15/02          1.50
Series A Preferred Units           0.422          3,375     1/31/02     2/15/02        1.6875
Series A Preferred Units(2)        0.422          4,556     4/30/02     5/15/02        1.6875
Series A Preferred Units           0.422          4,556     7/31/02     8/15/02        1.6875
Series B Preferred Units(3)        0.587(4)       1,996     7/31/02     8/15/02         2.375

----------

(1) Represents one-half the amount of the distribution per unit because each unit is exchangeable for two common shares.

(2) See "Series A Preferred Offering" above for a description of the issuance of additional shares.

(3)  See "Series B Preferred Offering" above for a description of this offering.

(4) Amount represents distribution for a partial quarter for shares issued May 17, 2002.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


18. RELATED PARTY TRANSACTIONS:

DBL HOLDINGS, INC.

         As of September 30, 2002, the Operating Partnership owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. Originally, Mr. Goff contributed his voting interests in MVDC and HADC, originally valued at approximately $381, and approximately $63 in cash, or total consideration valued at approximately $444 for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc. and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in MVDC and HADC. At September 30, 2002, Mr. Goff's book value in DBL was approximately $401.

         Since June 1999, the Operating Partnership has contributed approximately $23,800 to DBL, in the form of cash and loans. These funds were used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. The day-to-day operations of G2 are managed jointly by an affiliate of GMACCM and a division of GMSP headquartered in Greenwich, Connecticut and overseen by Hugh Balloch, a principal of GMSP, who is unrelated to the Operating Partnership. The ownership structure of the entity that ultimately controls GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and 50% by John Goff. Mr. Rainwater is also a limited partner of GMSP. At September 30, 2002, DBL had an approximately $14,407 investment in G2 and had repaid in full the loans from the Operating Partnership.

         In March 1999, DBL-CBO, Inc. acquired an aggregate of $6,000 in principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. Juniper 1999-I Class C-I is the privately placed equity interest of a collateralized bond obligations. During the nine months ended September 30, 2002, the Operating Partnership recognized an impairment charge related to this investment of $5,200. As a result of this impairment charge, at September 30, 2002 this investment was valued at $0.

COPI COLORADO, L. P.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to the Operating Partnership, pursuant to a strict foreclosure, COPI's 60% general partner interest in COPI Colorado, L.P. which owns 10% (representing all of the voting stock) of CRDI. As a result, the Operating Partnership increased its ownership interest in CRDI from 90% to 96%. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, owns a 20% general partner interest in COPI Colorado and, accordingly, a 2.0% interest in CRDI, with a cost basis of $410. The remaining 20% general partner interest in COPI Colorado, and 2.0% interest in CRDI, is owned by a third party.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of September 30, 2002, the Operating Partnership had approximately $37,768 of recourse loans outstanding (including approximately $5,299 loaned during the nine months ended September 30, 2002) to certain employees and trust managers of the Company on a full recourse basis under the Company's stock and unit incentive plans pursuant to agreements approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. According to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Executive Officer of the General Partner, had a loan representing $26,273 of the $37,768 total outstanding loans at September 30, 2002. As of September 30, 2002, approximately $300 of current interest was outstanding related to these loans. No conditions exist at September 30, 2002 which would cause any of the loans to be in default.

         Every month, Federal short-term, mid-term and long-term rates (Applicable Federal Rates) are determined and published by the IRS based upon average market yields of specified maturities. The Operating Partnership granted loans through July 29, 2002, with Applicable Federal Rates of 2.70% and 2.81%, which reflects a below prevailing market interest rate, therefore, the Operating Partnership recorded compensation expense. On July 29, 2002, the loans made pursuant to the Company's stock incentive plans and the Operating Partnership's unit incentive plans were amended to extend the remaining terms of the loans until July 2012 and to stipulate that every three years the interest rate on the loans will be adjusted to the AFR applicable at that time for a three-year loan reflecting a below prevailing market interest rate. Additionally, the employees and trust managers have been given the option, at any time, to fix the interest rate for each of the loans to the AFR applicable at that time for a loan with a term equal to the remaining term of the loan. The July 29, 2002 amendment resulted in $1,900 additional compensation expense for the three and nine months ended September 30, 2002, recorded in the "Corporate General and Administrative" caption of the Operating Partnership's Consolidated Statements of Operations. Effective July 29, 2002, the Company and the Operating Partnership no longer offer to its employees and trust managers loans pursuant to the Company's stock incentive plan or the Operating Partnership's unit incentive plan.

DEBT OFFERING

         On April 15, 2002, the Operating Partnership completed a private offering of $375,000 in senior, unsecured notes due 2009, $50,000 of which were purchased by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and certain of his affiliates and family members (the "Rainwater Group"). The notes bear interest at 9.25% and were issued at 100% of issue price. The Operating Partnership registered for resale the notes issued to the Rainwater Group. See "Note 11. Notes Payable and Borrowings under Credit Facility" for additional information regarding the offering and the notes.

OTHER

         On June 28, 2002, the Operating Partnership purchased and is holding for sale, the home of an executive officer of the Company for approximately $2,650 which approximates fair market value of the home. This purchase was part of the officer's relocation agreement with the Operating Partnership.

19. COPI:

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

         On February 14, 2002, the Operating Partnership entered into an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and, pursuant to a strict foreclosure, substantially all of COPI's voting interests in three of the Operating Partnership's Residential Development Corporations and other assets. The Operating Partnership agreed to assist and provide funding to COPI for the implementation of a pre-packaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


the Operating Partnership were reduced by $23,600 and its debt obligations were reduced by $40,100. These amounts include $18,300 of value attributed to the lessee interests transferred by COPI to the Operating Partnership; however, in conformity with GAAP, the Operating Partnership assigned no value to these interests for financial reporting purposes.

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

         The Agreement provides that COPI and the Operating Partnership will jointly seek to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Operating Partnership has agreed to provide approximately $14,000 to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Operating Partnership also agreed, however, that the Company will issue common shares of the Company with a minimum dollar value of approximately $2,200 to the COPI stockholders, even if it would cause the total costs, claims and expenses that it pays to exceed $14,000. Currently, the Operating Partnership estimates that the value of the common shares that will be issued to the COPI stockholders will be between approximately $2,200 and $5,400. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary from the estimated amounts, but will have a value of at least $2,200.

         In addition, the Operating Partnership has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15,000 obligation to Bank of America, together with any accrued interest. The Operating Partnership expects to form and capitalize a new entity ("Crescent Spinco"), to be owned by the shareholders of the Company and unitholders of the Operating Partnership. Crescent Spinco then would purchase COPI's interest in AmeriCold Logistics for between $15,000 and $15,500. COPI has agreed that it will use the proceeds of the sale of the AmeriCold Logistics interest to repay Bank of America in full.

         COPI obtained the loan from Bank of America primarily to participate in investments with the Operating Partnership. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John
C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Office of the General Partner, enter into a support agreement with COPI and Bank of America. Pursuant to the support agreement, Messrs. Rainwater and Goff agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and if the net proceeds of an offering of COPI securities were insufficient to allow COPI to repay Bank of America in full. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default occurs.

         Previously, the Operating Partnership held a first lien security interest in COPI's entire membership interest in AmeriCold Logistics. REIT rules prohibit the Operating Partnership from acquiring or owning the membership interest that COPI owns in AmeriCold Logistics. Under the Agreement, the Operating Partnership agreed to allow COPI to grant Bank of America a first priority security interest in the membership interest and to subordinate its own security interest to that of Bank of America.

         If the COPI bankruptcy plan is approved by the required vote of the shares of COPI common stock and approved by the bankruptcy court, the holders of COPI's common stock will receive the Company's common shares. As stockholders of COPI, Mr. Rainwater and Mr. Goff will also receive the Company's common shares.

         Pursuant to the COPI bankruptcy plan, the current and former directors and officers of COPI and the current and former directors and officers of the Company also have received a release from COPI of liability for any actions taken prior to February 14, 2002, and, depending on various factors, will receive certain liability releases from COPI and its stockholders.

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

20. SUBSEQUENT EVENT:

RESORT/HOTEL SEGMENT

         In October 2002, in a series of transactions, the Operating Partnership acquired the remaining 75% interest in Manalapan Hotel Partners, L.L.C., which owns the Ritz Carlton Palm Beach in Florida. The Operating Partnership acquired the additional interests in this partnership for $6,500, which was funded under the Operating Partnership's credit facility. Subsequently, the Operating Partnership entered into a joint venture arrangement with Westbrook Real Estate Fund IV ("Westbrook"), pursuant to which Westbrook purchased a 50% equity interest in Manalapan Hotel Partners, L.L.C. The Operating Partnership continues to hold the remaining 50% equity interest in the Ritz Carlton Palm Beach. Simultaneously with admission of Westbrook into the partnership, the Dresdner Bank AG loan of $65,220 was repaid with proceeds from a new, secured financing agreement with Corus Bank for $56,000 and additional equity contributions. The Corus Bank loan has an interest rate of LIBOR plus 400 basis points with an initial three year term and containing two one-year extension options. The Operating Partnership has guaranteed $3,000 of the Corus Bank loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in "Item 1. Financial Statements" of this document and the more detailed information contained in the Operating Partnership's Form 10-K for the year ended December 31, 2001, as amended. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in the notes to the financial statements in "Item 1. Financial Statements."

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Operating Partnership's results of operations and financial condition. The words "anticipates," "believes," "expects," "intends," "future," "may," "will," "should," "plans," "estimates," "potential," or "continue," or the negative of these terms, or other similar expressions, identify forward-looking statements.

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

o Financing risks, such as the Operating Partnership's ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable rate debt, the ability to meet financial covenants and the ability to fund the share repurchase program and the ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

o The inability of the Operating Partnership to obtain the confirmation of a pre-packaged bankruptcy plan of COPI binding all creditors and stockholders;

o The inability of the Company and the Operating Partnership to complete the distribution to shareholders and its unitholders of the shares of a new entity to purchase the AmeriCold tenant interest from COPI;

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                              RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's financial data as a percentage of total revenues for the three and nine months ended September 30, 2002 and 2001 and the variance in dollars between the three and nine months ended September 30, 2002 and 2001. See "Note 9. Segment Reporting" included in "Item 1. Financial Statements" for financial information about the investment segments.

                                                  FINANCIAL DATA AS A PERCENTAGE OF TOTAL REVENUES          TOTAL VARIANCE IN
                                                 -------------------------------------------------           DOLLARS BETWEEN
                                                 FOR THE THREE MONTHS          FOR THE NINE MONTHS       THREE MONTHS  NINE MONTHS
                                                  ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,          ENDED         ENDED
                                                ---------------------         ---------------------     SEPTEMBER 30,  SEPTEMBER 30,
                                                 2002           2001           2002           2001      2002 AND 2001  2002 AND 2001
                                                ------         ------         ------         ------     -------------  -------------
REVENUE:
Office Property                                   58.7%          83.4%          55.5%          81.3%        $ (4.5)       $(27.0)
Resort/Hotel Property                             22.4            6.9           19.2            8.0           43.7         103.7
Residential Development Property                  17.5             --           22.9             --           43.8         176.9
Interest and other income                          1.4            9.7            2.4           10.7          (14.0)        (41.7)
                                                ------         ------         ------         ------         ------        ------
   TOTAL REVENUE                                 100.0%         100.0%         100.0%         100.0%        $ 69.0        $211.9
                                                ------         ------         ------         ------         ------        ------

EXPENSE:
Office Property operating expense                 24.8%          35.8%          24.5%          35.0%        $ (2.8)       $ (7.2)
Resort/Hotel Property expense                     17.8             --           14.3             --           44.6         110.7
Residential Development Property expense          16.8             --           20.9             --           42.1         161.3
Corporate general and administrative               3.3            3.4            2.6            3.3            1.9           1.5
Interest expense                                  18.8           24.8           17.6           24.8            2.2          (3.3)
Amortization of deferred financing costs           1.1            1.3            1.0            1.3            0.3           0.5
Depreciation and amortization                     15.3           17.1           13.8           16.2            7.3          16.0
Impairment and other charges related to
   real estate assets                               --            2.0             --            3.3           (3.6)        (18.9)
                                                ------         ------         ------         ------         ------        ------
   TOTAL EXPENSE                                  97.9%          84.4%          94.7%          83.9%        $ 92.0        $260.6
                                                ------         ------         ------         ------         ------        ------
OPERATING INCOME                                   2.1%          15.6%           5.3%          16.1%        $(23.0)       $(48.7)
                                                ------         ------         ------         ------         ------        ------

OTHER INCOME AND EXPENSE:
Equity in net income (loss) of
   unconsolidated companies:
   Office Properties                               0.3%           0.8%           0.5%           0.7%        $ (0.6)       $ (0.1)
   Resort/Hotel Properties                          --             --             --             --           (0.1)         (0.1)
   Residential Development Properties              1.7            4.0            3.0            4.9           (3.0)         (4.8)
   Temperature-Controlled Logistics
     Properties                                   (1.2)          (1.1)          (0.5)           0.4           (1.0)         (6.1)
   Other                                          (0.3)           0.9           (0.7)           0.5           (2.5)         (8.2)
                                                ------         ------         ------         ------         ------        ------
   TOTAL EQUITY IN NET INCOME FROM
       UNCONSOLIDATED COMPANIES                    0.5%           4.6%           2.3%           6.5%        $ (7.2)       $(19.3)
Gain on property sales, net                        9.3            0.6            2.9            0.1           22.1          21.5
                                                ------         ------         ------         ------         ------        ------
   TOTAL OTHER INCOME AND EXPENSE                  9.8%           5.2%           5.2%           6.6%        $ 14.9        $  2.2
                                                ------         ------         ------         ------         ------        ------

INCOME BEFORE MINORITY INTERESTS, INCOME
   TAXES, DISCONTINUED OPERATIONS,
   CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE AND EXTRAORDINARY
   ITEM                                           11.9%          20.8%          10.5%          22.7%        $ (8.1)       $(46.5)
Minority interests                                (0.4)          (2.9)          (1.3)          (2.9)           4.4           6.4
Income tax benefit                                 1.1             --            0.9             --            2.7           6.6
                                                ------         ------         ------         ------         ------        ------

INCOME BEFORE DISCONTINUED OPERATIONS,
   CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE AND EXTRAORDINARY
     ITEM                                         12.6%          17.9%          10.1%          19.8%        $ (1.0)       $(33.5)
Discontinued operations - income and
   gain on assets sold and held for sale           0.7            0.3            0.9            0.3            1.1           5.3
Cumulative effect of a change in
   accounting principle                             --             --             --             --             --            --
Extraordinary item - extinguishment
   of debt                                          --             --           (1.5)          (2.1)            --           0.4
                                                ------         ------         ------         ------         ------        ------

NET INCOME                                        13.3%          18.2%           9.5%          18.0%        $  0.1        $(27.8)
   Series A Preferred Unit distributions          (1.8)          (1.8)          (1.6)          (1.8)          (1.2)         (2.0)
   Series A Preferred Unit distributions          (0.8)            --           (0.4)            --           (2.0)         (3.0)
                                                ------         ------         ------         ------         ------        ------
NET INCOME AVAILABLE TO PARTNERS                  10.7%          16.4%           7.5%          16.2%        $ (3.1)       $(32.8)
                                                ======         ======         ======         ======         ======        ======

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenue

         Total revenues increased $69.0 million, or 38.0%, to $250.3 million for the quarter ended September 30, 2002, as compared to $181.3 million for the quarter ended September 30, 2001. The components of the increase are:

         o an increase in Residential Development Property revenue of $43.8 million due to the consolidation of three Residential Development Corporations beginning on February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recorded its share of earnings under the equity method); and

         o an increase in Resort/Hotel Property revenue of $43.7 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning on February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recognized lease payments related to these Properties); partially offset by

         o a decrease in interest and other income of $14.0 million primarily attributable to the $5.1 million of income and gain on sale of marketable securities and other income recognized in the third quarter of 2001 and a decrease in interest income of $6.1 million as a result of the repayment in full in August 2002 of a loan that was originated in March 2000 from the Operating Partnership to Crescent SH IX, Inc. ("SH IX") in connection with the repurchase of 14,468,623 common shares of the Company; and

         o a decrease in Office Property revenue of $4.5 million primarily due to a decrease of $7.9 million from the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002, decreased expense recovery revenue of $1.6 million and decreased rental revenues of $0.8 million, partially offset by net insurance proceeds of approximately $5.0 million received in September 2002 as a result of an insurance claim on one of the Operating Partnership's Office Properties that had been damaged as a result of a tornado and $1.3 million of rental revenue from the Office Property acquired in the third quarter of 2002.

Expenses

         Total expense increased $92.0 million, or 60.1%, to $245.0 million for the three months ended September 30, 2002, as compared to $153.0 million for the three months ended September 30, 2001. The primary components of this increase are:

         o an increase in Resort/Hotel Property expense of $44.6 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recognized lease payments related to these Properties); and

         o an increase in Residential Development Property expense of $42.1 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recorded its share of earnings under the equity method);

         o an increase in depreciation and amortization expense of $7.3 million primarily due to the consolidation of the operations of three Residential Development Corporations beginning February 14, 2002 as a result of the COPI transaction; partially offset by

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         o a decrease due to the recognition in the third quarter of 2001 of $3.6 million due to impairment charges relating to the behavioral healthcare properties; and

         o a decrease in Office Property operating expense of $2.8 million primarily due to the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002.

Other Income and Expense

         Other income increased $14.9 million, or 156.8%, to $24.4 million for the three months ended September 30, 2002, as compared to $9.5 million for the three months ended September 30, 2001, as a result of:

         o an increase due to the recognition in the third quarter of 2002 of a $23.2 million gain on two properties that were contributed to joint ventures and the sale of Canyon Ranch - Tucson Land compared with the recognition of a $1.1 million gain on property sales in the third quarter of 2001; partially offset by

         o a decrease in equity in net income of unconsolidated companies of $7.2 million, primarily due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recorded its interests in the Residential Development Corporations under the equity method).

Income Tax Benefit

         The Operating Partnership recognized consolidated income tax benefit of $2.7 million for the three months ended September 30, 2002, primarily related to Resort/Hotel and Residential Development operations. These operations were not consolidated for the three months ended September 30, 2001, therefore, no consolidated income tax expense was recognized for that period.

Discontinued Operations

         The income from discontinued operations from assets sold and held for sale increased $1.1 million, or 183.3%, to $1.7 million for the three months ended September 30, 2002, compared to $0.6 million for the three months ended September 30, 2001. This increase is primarily due to the gains on disposals, net of minority interest, of two Office Properties sold during the three months ended September 30, 2002.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

SEGMENT ANALYSIS

Office Segment

                                           FOR THE THREE MONTHS
                                            ENDED SEPTEMBER 30,             VARIANCE
                                           --------------------       --------------------
(in millions)                               2002          2001          $              %
-------------                              ------        ------       ------         -----
Office Property Revenue                    $146.8        $151.3       $ (4.5)         (3.0)
Office Property Operating Expense            62.2          64.9         (2.7)         (4.2)
Equity in Earnings of Unconsolidated
   office properties                          0.9           1.5         (0.6)        (40.0)

         The primary components of the decrease in Office Property revenues are as follows:

         o decreased revenue of $7.9 million due to the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002;

         o decreased recovery revenue of $1.6 million primarily due to lease turnover; and

         o        decreased rental revenues of $0.8 million; partially offset by

         o net insurance proceeds of $5.0 million received in September 2002 as a result of an insurance claim on one of the Operating Partnership's Office Properties that had been damaged as a result of a tornado; and

         o $1.3 million of rental revenue from the Office Property acquired in the third quarter in 2002.

         The components of the decrease in Office Property operating expense are as follows:

         o decreased expenses of $3.1 million due to the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002;

         o decreased office property utility expense of $2.4 million due to lower rates as a result of a one-year energy contract effective beginning in the first quarter of 2002 for certain Texas Properties; and

         o decreased real estate taxes of $1.6 million; partially offset by

         o increased operating expenses of $4.4 million attributable to $2.1 million of security and insurance expense primarily related to the events of September 11, 2001 and administration expense of $2.3 million including legal fees, bad debt expense and payroll costs.

Resort/Hotel Segment

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. The financial statements reflect the consolidation of the operations for these eight Resort/Hotel Properties for the period February 14, 2002 through September 30, 2002. Revenues prior to February 14, 2002 represent lease payments to the Operating Partnership.

                                      FOR THE THREE MONTHS
                                       ENDED SEPTEMBER 30,                  VARIANCE
                                     -----------------------        -----------------------
(in millions)                           2002            2001           $               %
-------------                        -------         -------        -------         -------
Resort/Hotel Property Revenue        $  56.1         $  12.4        $
Resort/Hotel Property Expense          (44.6)             --
                                     -------         -------        -------         -------
Net Operating Income                 $  11.5         $  12.4        $  (0.9)           (7.3)%
                                     =======         =======        =======         =======

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

Residential Development Segment

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, pursuant to a strict foreclosure, COPI's voting interests in three of the Residential Development Corporations: TWLC, DMDC and CRDI. The Operating Partnership fully consolidated the operations of the three Residential Development Corporations beginning on the dates of the asset transfers.

                                                FOR THE THREE MONTHS
                                                 ENDED SEPTEMBER 30,            VARIANCE
                                                --------------------       -------------------
(in millions)                                    2002         2001           $             %
-------------                                   -----         ------       -----         -----
Residential Development Property Revenue        $43.8         $  --
Residential Development Property Expense        (42.1)           --

Depreciation/Amortization                        (2.0)           --
Equity in net income of Unconsolidated
   Residential Development Properties             4.3           7.3
Minority Interests                               (0.4)           --
Income Tax Benefit                                0.2            --
                                                -----         -----        -----         -----
Operating Results                               $ 3.8         $ 7.3        $(3.5)        (47.9)%
                                                =====         =====        =====         =====

         The components of the decrease in Residential Development Property net operating income are:

         o        lower lot sales of $2.2 million at TWLC;

         o lower gain recognized on disposition of properties of $1.7 million at TWLC

         o a change in presentation of capitalized interest of $2.4 million, due to consolidation of DMDC and CRDI in 2002; partially offset by

         o higher unit sales and other operating revenues of $1.7 million at CRDI; and

         o        higher average price per lot of $1.1 million at DMDC.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Temperature-Controlled Logistics Segment

                                                    FOR THE THREE MONTHS
                                                     ENDED SEPTEMBER 30,              VARIANCE
                                                   ------------------------      ------------------
(in millions)                                         2002          2001            $           %
-------------                                      ----------    ----------      -------      -----
Equity in net (loss) of unconsolidated
    Temperature-Controlled Logistics Properties    $     (3.1)   $     (2.1)     $  (1.0)     (47.6)

         The decrease in equity in earnings of unconsolidated
Temperature-Controlled Logistics Properties is primarily due to the Operating Partnership's $4.5 million portion of deferred rent recorded in the third quarter of 2002 compared with the Operating Partnership's $3.5 million portion of deferred rent recorded in the third quarter of 2001.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

         Total revenues increased $211.9 million, or 37.8%, to $772.8 million for the nine months ended September 30, 2002, as compared to $561.0 million for the nine months ended September 30, 2001. The components of the increase are:

         o an increase in Residential Development Property revenue of $176.9 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recorded its share of earnings under the equity method); and

         o an increase in Resort/Hotel Property revenue of $103.7 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recognized lease payments related to these Properties); partially offset by

         o a decrease in interest and other income of $41.7 million, primarily due to:

                     o the collection of $6.5 million from Charter Behavioral Health Systems in 2001 on a working capital loan that was previously expensed in conjunction with the recapitalization of CBHS;

                     o the income on marketable securities and the gain recognized on the sale of marketable securities aggregating $11.9 million in the first nine months of 2001;

                     o a decrease in interest income of $11.2 million as a result of the repayment in full in August 2002 of a loan that was originated in March 2000 from the Operating Partnership to SH IX in connection with the repurchase of 14,468,623 common shares of the Company; and

                     o the recognition in 2001 of $2.8 million of interest income on COPI notes;

                     o the recognition in 2001 of $2.3 million in lease commission and development fee revenue for the 5 Houston Center Office Property which was under construction;

                     o a decrease in interest income of $1.8 million in 2002 related to lower escrow balances for a plaza renovation at an Office Property that has been completed; and

                     o a decrease in interest income of $2.6 million on cash and certain notes receivable as a result of reduced interest rates.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         o a decrease in Office Property revenue of $27.0 million primarily due to the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002 ($29.7 million), and decreased lease termination fees of $2.5 million, partially offset by net insurance proceeds of approximately $5.0 million received in September 2002 as a result of an insurance claim on one of the Operating Partnership's Office Properties that had been damaged as a result of a tornado.

Expense

         Total expense increased $260.6 million, or 55.3%, to $731.5 million for the nine months ended September 30, 2002, as compared to $470.9 million for the nine months ended September 30, 2001. The primary components of this increase are:

         o an increase in Residential Development Property expense of $161.3 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recorded its share of earnings under the equity method); and

         o an increase in Resort/Hotel Property expense of $110.7 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning February 14, 2002, as a result of the COPI transaction (previously the Operating Partnership recognized lease payments related to these Properties); and

         o an increase in depreciation and amortization expense of $16.0 million primarily due to the consolidation of the operations of three Residential Development Corporation beginning February 14, 2002 as a result of the COPI transaction; partially offset by

         o a decrease due to the recognition in 2001 of $18.9 million in impairment charges primarily relating to behavioral healthcare properties of $7.0 million and the impairment of $11.9 million relating to the conversion of the Operating Partnership's preferred interest in Metropolitan Partners, LLC into common shares of Reckson Associates Realty Corp.;

         o a decrease in Office Property operating expense of $7.2 million primarily due to a decrease of $11.0 million from the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002, partially offset by increases in repairs and maintenance of $3.6 million due to timing of expenses; and

         o a decrease in interest expense of $3.3 million primarily attributable to capitalizing $5.7 million of interest expense in 2002, a decrease in the weighted average interest rate of 19 basis points (from 7.93% to 7.74%), or $4.2 million of interest expense, due to the debt refinancing in May of 2001 and lower LIBOR rates, partially offset by an increase of $6.6 million due to a $70.6 million increase in the average debt balance, from $2,293 million to $2,408 million.

Other Income and Expense

         Other income increased $2.2 million, or 5.9%, to $39.6 million for the nine months ended September 30, 2002, as compared to $37.5 million for the nine months ended September 30, 2001, primarily as a result of:

         o an increase in gain on property sales, net of $21.5 million, primarily due to a gain of $17.0 million on the partial sale of the Three Westlake Office Property, a gain of $5.5 million, primarily due to the sale of Canyon Ranch - Tucson Land and a gain of $4.6 million on the partial sale of Miami Center, net of a loss of $4.9 million on the partial sale of Sonoma Mission Inn & Spa and the sale of Washington Harbour Land; partially offset by

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         o a decrease in equity in net income of unconsolidated companies of $19.3 million, primarily due to the $5.2 million impairment of an investment in DBL Holdings, Inc. during 2002, and the Operating Partnership's additional $3.1 million portion of Americold Logistics' deferral of rent payable, $2.9 million due to the change in the base rent recognition method for the Temperature-Controlled Logistics Segment from straight-line to cash basis and $4.8 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction, (previously the Operating Partnership recorded its investment in the Residential Development Corporations under the equity method).

Income Tax Benefit

         The Operating Partnership's $6.6 million total consolidated income tax benefit for the nine months ended September 30, 2002 includes tax expense related to the operations of the Resort/Hotel and Residential Development Operations of $0.1 million, offset by a tax benefit of $6.7 million. The $6.7 million benefit results from the temporary difference between the financial reporting basis and the respective tax basis of the hotel leases acquired as part of the Operating Partnership's agreement with COPI. This temporary difference will be reversed over an estimated five-year period, which is the remaining lease term of the hotel leases.

Discontinued Operations

         The income from discontinued operations from assets held for sale increased $5.3 million, or 278.9%, to $7.2 million for the nine months ended September 30, 2002, compared to $1.9 million for the nine months ended September 30, 2001. This increase is primarily due to:

         o a gain on dispositions of $6.9 million, net of minority interest, attributable to the sales of the five Office Properties in 2002; partially offset by

         o an impairment charge of $0.6 million in 2002, related to a behavioral healthcare property. This amount represents the difference between the carrying value and the estimated sales price less costs of the sale for this property; and

         o a decline in operating income of $1.8 million for the five Office Properties sold in 2002 that contributed a full year of operating income in 2001 and a partial year of operating income in 2002.

Cumulative Effect of a Change in Accounting Principle

         In conjunction with the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," the Operating Partnership reported a cumulative effect of a change in accounting principle for the nine months ended September 30, 2002, which resulted in a charge of $11.8 million. This charge is due to an impairment (net of minority interests and taxes) of the goodwill of the Temperature-Controlled Logistics Corporation and CRDI. No such impairment charge was recognized for the nine months ended September 30, 2001.

Extraordinary Item

         In May 2001, $12.2 million of deferred financing costs were written off due to the early extinguishment of the Operating Partnership's credit facility with UBS. The recognition of the write-off was treated as an Extraordinary Item for the nine months ended September 30, 2001. No such event or write-off occurred during the nine months ended September 30, 2002.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

SEGMENT ANALYSIS

Office Segment

                                             FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,                 VARIANCE
                                            ----------------------        -----------------------
(in millions)                                2002           2001             $               %
-------------                               -------        -------        -------         -------
Office Property Revenue                     $ 429.3        $ 456.3        $ (27.0)           (6.0)
Office Property Operating Expense             189.1          196.3           (7.2)           (3.7)
Equity in Earnings of Unconsolidated
   office properties                            3.7            3.8           (0.1)           (2.6)

         The primary components of the decrease in Office Property revenue are as follows:

               o decreased revenue of $29.7 million due to the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002; and

               o decreased lease termination fees of $2.5 million; partially offset by

               o net insurance proceeds of $5.0 million received in September 2002 as a result of an insurance claim on one of the Operating Partnership's Office Properties that had been damaged as a result of a tornado.

         The primary components of the decrease in Office Property operating expense are as follows:

               o decreased expenses of $11.0 million due to the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002; and

               o decreased Office Property utility expense of $8.5 million due to lower rates as a result of a one-year energy contract effective beginning in first quarter of 2002 for certain Texas Properties; partially offset by

               o increased operating expenses of $6.7 million attributable to security and insurance expense primarily related to the events of September 11, 2001 and $5.6 million primarily attributable to the timing of repairs and maintenance and increased administrative expenses, including legal fees, bad debt expense, and payroll costs.

Resort/Hotel Segment

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. The financial statements reflect the consolidation of the operations for these eight Resort/Hotel Properties for the period February 14, 2002 through September 30, 2002. Revenues prior to February 14, 2002 represent lease payments to the Operating Partnership.

                                            FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,                          VARIANCE
                                     -------------------------------        -------------------------------
(in millions)                            2002                2001                $                   %
-------------                        -----------         -----------        -----------         -----------
Resort/Hotel Property Revenue        $     148.1         $      44.5        $
Resort/Hotel Property Expense             (110.7)                 --
                                     -----------         -----------        -----------         -----------
Net Operating Income                 $      37.4         $      44.5        $      (7.1)              (16.0)%
                                     ===========         ===========        ===========         ===========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         The decrease in Resort/Hotel Property net operating income is primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning in 2002 as compared to the recognition of lease payments from these Properties in 2001. In addition, net operating income decreased as a result of the following:

o decreases in occupancy from 72% to 71% and decreases in revenue per available room/guest night from $331 to $319 (3.6% decrease) at the luxury and destination fitness resorts and spas; and

o decreases in occupancy from 72% to 71%, and revenue per available room from $85 to $81 (4.7% decrease) at the business-class hotels.

Residential Development Segment

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, pursuant to a strict foreclosure, COPI's voting interests in three of the Residential Development Corporations: TWLC, DMDC and CRDI. The Operating Partnership fully consolidated the operations of the three Residential Development Corporations beginning on the dates of the asset transfers.

                                                        FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,                                 VARIANCE
                                                -------------------------------------        -------------------------------------
(in millions)                                         2002                   2001                   $                      %
-------------                                   --------------         --------------        --------------         --------------
Residential Development Property Revenue        $        176.9         $           --        $
Residential Development Property Expense                (161.3)                    --

Depreciation/Amortization                                 (4.9)                    --
Equity in net income of Unconsolidated
   Residential Development Properties                     22.9                   27.7
Minority Interests                                        (3.0)                    --
Income Tax Provision                                      (3.4)                    --
Cumulative effect of a change in
  accounting principle                                    (1.4)                    --
                                                --------------         --------------        --------------         --------------
Operating Results                               $         25.8         $         27.7        $         (1.9)                  (6.9)%
                                                ==============         ==============        ==============         ==============

         The primary components of the decrease in Residential Development Property net operating income are:

         o a decrease of $5.2 million resulting from a change in presentation of capitalized interest, due to the consolidation of DMDC and CRDI in 2002; and

         o a decrease of $1.4 million resulting from the cumulative effect of a change in accounting principle due to net goodwill impairment at CRDI resulting from the adoption of SFAS No. 142 on January 1, 2002; partially offset by

         o higher lot and unit sales of $8.8 million at CRDI and DMDC and $4.3 million due to the gain recognized on the disposition of two properties at The Woodlands; offset by lower lot sales of $8.1 million at TWLC and MVDC.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Temperature-Controlled Logistics Segment

                                                        FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,              VARIANCE
                                                   ------------------------------  -----------------------
(in millions)                                           2002            2001            $             %
-------------                                      -------------    -------------  -----------      ------
Equity in earnings (loss) of unconsolidated
    Temperature-Controlled Logistics Properties    $        (3.8)   $         2.3  $      (6.1)     (265.2)

         This decrease in equity in earnings of unconsolidated Temperature-Controlled Logistics Properties is primarily due to the Operating Partnership's $8.2 million portion of the deferred rent for the nine months of 2002 compared with the Operating Partnership's $5.1 million portion of deferred rent for the first nine months of 2001, and $2.9 million related to the change in base rent recognition from straight-line to cash basis for the year, partially offset by a decrease in interest expense of $0.8 million.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                -------------------------
                                                 2002               2001         $ CHANGE
                                                ------             ------        --------
(in millions)
Cash provided by Operating Activities          $ 165.0            $ 273.7         $(108.7)
Cash provided by  Investing Activities           109.6              166.6           (57.0)
Cash used in Financing Activities               (226.7)            (449.9)          223.2
                                                ------            -------         ------
Increase (Decrease) in Cash and
    Cash Equivalents                           $  47.9            $  (9.6)        $  57.5
Cash and Cash Equivalents, Beginning of           31.6               38.6            (7.0)
                                               -------            -------         -------
Cash and Cash Equivalents, End of Period       $  79.5            $  29.0         $  50.5
                                               =======            =======         =======

Operating Activities

         The Operating Partnership's cash provided by operating activities of $165.0 million is attributable to Property operations.

Investing Activities

         The Operating Partnership's cash provided by investing activities of $109.6 million is attributable to:

               o    $164.1 million of proceeds from joint venture partners;

               o $76.6 million of net sales proceeds primarily attributable to the sale of five Office Properties, the sale of three behavioral healthcare properties, and the sale of two other assets;

               o $11.7 million from return of investment in unconsolidated Residential Development Properties and Office Properties;

               o $38.2 million in cash resulting from the Operating Partnership's February 14, 2002 transaction with COPI; and

               o    $12.7 million decrease in restricted cash.

         The cash provided by investing activities is partially offset by:

               o    $97.4 million primarily for acquisition of one Office
                    Property;

               o $36.6 million for incremental and non-incremental revenue generating tenant improvement and leasing costs for Office Properties;

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

               o $28.4 million of additional investment in unconsolidated companies, consisting primarily of investments in the upscale Residential Development Properties, particularly related to CRDI's investment in the Tahoe Mountain Resorts from January 1 through February 14, 2002;

               o $25.3 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

               o $4.2 million increase in notes receivable due to a $7.5 million promissory note received in the sale of the Canyon Ranch - Tucson Land; and

               o    $1.7 million for development of investment properties.

Financing Activities

         The Operating Partnership's use of cash in financing activities of $226.7 million is primarily attributable to:

               o net payments under the Operating Partnership's credit facility of $476.0 million;

               o redemptions from GMACCM of preferred interests in a subsidiary of the Operating Partnership of $218.4 million;

               o    a decrease in notes payable of $171.5 million;

               o    distributions to common unitholders of $177.2 million;

               o residential development properties notes payments of $84.9 million;

               o    distributions to preferred unitholders of $15.2 million;

               o $8.9 million of deferred financing costs for $375 million senior, unsecured notes; and

               o net capital distributions to joint venture partners of $8.5 million, primarily due to distributions to joint venture preferred equity partners.

         The use of cash in financing activities is partially offset by:

               o gross proceeds of $375.0 from issuance of senior, unsecured notes;

               o    borrowings under the credit facility of $372.0 million;

               o net proceeds of $81.9 from offering of Series B preferred units;

               o residential development properties notes borrowings of $54.7 million;

               o net proceeds of $48.2 from offering of Series A preferred units; and

               o    capital contributions of $2.1 million from the Company.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

LIQUIDITY REQUIREMENTS

         As of September 30, 2002, the Operating Partnership had unfunded capital expenditures of approximately $40.9 million relating to capital investments. The table below specifies the Operating Partnership's total capital expenditures relating to these projects, amounts funded as of September 30, 2002, amounts remaining to be funded, and short-term and long-term capital requirements.

                                                                                          CAPITAL EXPENDITURES
                                                              AMOUNT                    ------------------------
      (IN MILLIONS)                              TOTAL     FUNDED AS OF     AMOUNT      SHORT-TERM    LONG-TERM
                                                PROJECT    SEPTEMBER 30,  REMAINING      (NEXT 12        (12+
                   PROJECT                      COST(1)        2002        TO FUND      MONTHS)(2)    MONTHS)(2)
                   -------                      -------    -------------  ---------     ----------    ----------
      RESIDENTIAL DEVELOPMENT SEGMENT
           Tahoe Mountain Resorts               $110.0        $ 99.0        $ 11.0        $ 11.0        $   --

      OTHER
            SunTx(3)                              19.0           7.8          11.2           4.0           7.2
            Spinco(4)                             15.5            --          15.5          15.5            --
            Canyon Ranch - Tucson Land -
                Construction loan(5)               3.2            --           3.2           1.6           1.6
                                                ------        ------        ------        ------        ------
                                                  37.7           7.8          29.9          21.1           8.8
                                                ------        ------        ------        ------        ------
      TOTAL                                     $147.7        $106.8        $ 40.9        $ 32.1        $  8.8
                                                ======        ======        ======        ======        ======

----------

(1)  All amounts are approximate.

(2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.

(3) This commitment is related to the Operating Partnership's investment in a private equity fund.

(4) The Operating Partnership expects to form and capitalize a separate entity to be owned by the Operating Partnership's shareholders and unitholders, and to cause the new entity to commit to acquire COPI's entire membership interest in AmeriCold Logistics.

(5) The Operating Partnership committed to a construction loan to the purchaser of the land which will be secured by 20 developed lots and a $.6 million letter of credit.

         The Operating Partnership expects to fund its short-term capital requirements of approximately $32.1 million through a combination of cash, net cash flow from operations, construction financing, return of capital (investment) from the Residential Development Corporations and borrowings under the Operating Partnership's credit facility. The Operating Partnership plans to meet its maturing debt obligations through December 31, 2003 of approximately $185.7 million, primarily through additional borrowings under the Operating Partnership's credit facility and cash from operations of the Residential Development Segment.

         The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, distributions to shareholders and unitholders, and unfunded expenses related to the COPI bankruptcy of approximately $3.2 million to $6.4 million, primarily through cash flow provided by operating activities. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Operating Partnership expects to finance such requirements with borrowings under the Operating Partnership's credit facility.

         The Operating Partnership's long-term liquidity requirements as of September 30, 2002 consist primarily of debt maturities after December 31, 2003, which totaled approximately $2.2 billion as of September 30, 2002. The Operating Partnership also has $8.8 million of long-term capital requirements. The Operating Partnership expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         Debt and equity financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include:

     o Additional proceeds from the Operating Partnership's credit facility, under which the Operating Partnership had up to $205.8 million of borrowing capacity as of September 30, 2002;

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

         The following factors could limit the Operating Partnership's ability to utilize these financing alternatives:

     o The reduction in net operating income of the Properties supporting the Operating Partnership's credit facility to a level that would further reduce the availability under the line of credit;

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

         In addition to the Operating Partnership's liquidity requirements stated above, as of September 30, 2002, the Operating Partnership guaranteed or provided letters of credit related to approximately $55.9 million of unconsolidated debt and had obligations to potentially provide an additional $33.8 million in unconsolidated debt guarantees, primarily related to construction loans. The Company also guaranteed $15.2 million in letters of credit under its credit facility at September 30, 2002. See "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" and "Unconsolidated Debt Analysis" included in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the Operating Partnership's unconsolidated investments and the underlying debt related to these investments.

COPI

         In April 1997, the Operating Partnership established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed in a spin-off, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Operating Partnership on May 30, 1997.

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

         On February 14, 2002, the Operating Partnership entered into an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, and, pursuant to a

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

strict foreclosure, substantially all of COPI's voting interests in three of the Operating Partnership's Residential Development Corporations and other assets. The Operating Partnership agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Operating Partnership were reduced by $23.6 million and its debt obligations were reduced by $40.1 million. These amounts include $18.3 million of value attributed to the lessee interests transferred by COPI to the Operating Partnership; however, in conformity with GAAP, the Operating Partnership assigned no value to these interests for financial reporting purposes.

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

         The Agreement provides that COPI and the Operating Partnership will jointly seek to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Operating Partnership agreed to provide approximately $14.0 million to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Operating Partnership also agreed, however, that the Company will issue common shares with a minimum dollar value of approximately $2.2 million to the COPI stockholders, even if it would cause the total costs, claims and expenses that is pays to exceed $14.0 million. Currently, the Operating Partnership estimates that the value of the common shares that will be issued to the COPI stockholders. will be between approximately $2.2 million and $5.4 million. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary from the estimated amounts, but will have a value of at least $2.2 million.

         In addition, the Operating Partnership has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with accrued interest. The Operating Partnership expects to form and capitalize a new entity ("Crescent Spinco"), to be owned by the shareholders of the Company and unitholders of the Operating Partnership. Crescent Spinco then would purchase COPI's interest in AmeriCold Logistics for between $15.0 million and $15.5 million. Crescent Operating has agreed that it will use the proceeds of the sale of the AmeriCold Logistics interest to repay Bank of America in full.

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

         Previously, the Operating Partnership held a first lien security interest in COPI's entire membership interest in AmeriCold Logistics. REIT rules prohibit the Operating Partnership from acquiring or owning the membership interest that COPI owns in AmeriCold Logistics. Under the Agreement, the Operating Partnership agreed to allow COPI to grant Bank of America a first priority security interest in the membership interest and to subordinate its own security interest to that of Bank of America.

         If the COPI bankruptcy plan is approved by the required vote of the shares of COPI common stock and approved by the bankruptcy court, the holders of COPI's common stock will receive the Company's common shares. As stockholders of COPI, Mr. Rainwater and Mr. Goff will also receive the Company's common shares.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         Pursuant to the COPI bankruptcy plan, the current and former directors and officers of COPI and the current and former directors and officers of the Company also have received a release from COPI of liability for any actions taken prior to February 14, 2002, and, depending on various factors, will receive liability releases from COPI and its stockholders.

         Completion and effectiveness of the pre-packaged bankruptcy for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.

SHARE REPURCHASE PROGRAM

         The Company commenced its Share Repurchase Program in March 2000. On October 15, 2001, the Company's Board of Trust Managers increased from $500 million to $800 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"). As of September 30, 2002, the Company had repurchased 20,256,423 common shares, at an aggregate cost of approximately $386.6 million, resulting in an average repurchase price of $19.09 per common share. The repurchase of common shares by the Company will decrease the Company's limited partner interest, which will result in an increase in net income per unit.

         The following table shows a summary of the Company's common share repurchases by year, as of September 30, 2002.

                                                                                AVERAGE
($ in millions)                                                   TOTAL         PRICE PER
                                                  SHARES          AMOUNT      COMMON SHARE
                                                ----------     ------------   ------------
2000                                            14,468,623     $      281.3    $    19.44
2001                                             4,287,800             77.1         17.97
Nine months ended September 30, 2002             1,500,000             28.5         19.00
                                                ----------     ------------    ----------
Total                                           20,256,423(1)  $      386.9    $    19.10
                                                ==========     ============    ==========

----------

(1) Additionally, 15,230 of the Company's common shares were repurchased outside of the Share Repurchase Program as part of an executive incentive program, and the Company contributed 11,354 treasury shares to the Company's scholarship fund during the three months ended September 30, 2002.

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

OFFICE PROPERTY ACQUISITION

         On August 29, 2002, the Operating Partnership acquired Johns Manville Plaza, a 29-story, 675,000 square foot class A office building located in Denver, Colorado. The Operating Partnership acquired the Office Property for approximately $91.2 million funded by a draw on the Operating Partnership's credit facility. The Office Property is wholly-owned by the Operating Partnership and included in the Operating Partnership's Office Segment.

OFFICE PROPERTY DISPOSITIONS

Unconsolidated

         During the nine months ended September 30, 2002, the Woodlands CPC sold three office properties located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

approximately $10.1 million, of which the Operating Partnership's portion was approximately $5.3 million. The sales generated a net gain of approximately $11.8 million, of which the Operating Partnership's portion was approximately $6.2 million. The proceeds received by the Operating Partnership were used primarily to pay down the Operating Partnership's credit facility.

Consolidated

         On January 18, 2002, the Operating Partnership completed the sale of the Cedar Springs Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $12.0 million and a net gain of approximately $4.5 million. The proceeds from the sale of the Cedar Springs Plaza Office Property were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned by the Operating Partnership and was included in the Operating Partnership's Office Segment.

         On May 29, 2002, WOE, owned by the Operating Partnership and the Woodlands CPC, sold two Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $3.6 million, of which the Operating Partnership's portion was approximately $3.2 million. The sale generated a net gain of approximately $2.1 million, of which the Operating Partnership's portion was approximately $1.9 million. The proceeds received by the Operating Partnership were used primarily to pay down the Operating Partnership's credit facility. These two Properties were consolidated joint venture properties and were included in the Operating Partnership's Office Segment.

         On August 1, 2002, the Operating Partnership completed the sale of the 6225 North 24th Street Office Property in Phoenix, Arizona. The sale generated net proceeds of approximately $8.8 million and a net gain of approximately $1.3 million. The proceeds from the sale of the 6225 North 24th Street Office Property were used to redeem preferred Class A Units in Funding IX from GMACCM. This Office Property was wholly-owned by the Operating Partnership and was included in the Operating Partnership's Office Segment.

         On September 20, 2002, the Operating Partnership completed the sale of the Reverchon Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $29.2 million and a net gain of approximately $0.5 million. The proceeds from the sale of the Reverchon Plaza Office Property were used to pay down the Operating Partnership's credit facility. This Office Property was wholly-owned by the Operating Partnership and was included in the Operating Partnership's Office Segment.

         The operations for these Office Properties, as well as the gains recognized on the sales of these Office Properties, are included in "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale."

OTHER ASSET DISPOSITIONS

         On September 30, 2002, the Operating Partnership completed the sale of the Washington Harbour Phase II Land located in the Georgetown submarket of Washington, D.C. The sale generated net proceeds of approximately $15.1 million and a net loss of approximately $0.9 million. The proceeds from the sale of the Washington Harbour Phase II Land were used to pay down the Operating Partnership's credit facility. This land was wholly-owned by the Operating Partnership and was included in the Operating Partnership's Office Segment.

         On September 30, 2002, the Operating Partnership completed the sale of the Canyon Ranch - Tucson Land located in Tucson, Arizona to an affiliate of the management company (unrelated to the Operating Partnership) of the Operating Partnership's Canyon Ranch Resort/Hotel Property. The sales price of the land was approximately $9.4 million, for which the Operating Partnership received $1.9 million of net cash proceeds and a promissory note in the amount of $7.5 million with an interest rate of 6.50%, payable quarterly and maturing on October 1, 2007, and a net gain of approximately $5.5 million recorded in the "Gain on Property Sales, net" caption of the Operating Partnership's Consolidated Statements of Operations for the three and nine months ended September 30, 2002. The net cash proceeds from the sale of the Canyon Ranch - Tucson Land were used to pay down the Operating Partnership's credit facility. This land was wholly-owned by the Operating Partnership and was included in the Operating Partnership's Resort/Hotel Segment. The Operating Partnership has committed to fund a $3.2 million construction loan to the purchaser which will be secured by 20 developed

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

lots and a $0.6 million letter of credit. The Operating Partnership had not funded any of the $3.2 million commitment as of September 30, 2002.

JOINT VENTURES

RESORT/HOTEL SEGMENT

Consolidated

Sonoma Mission Inn & Spa

         On September 1, 2002, the Operating Partnership entered into a joint venture arrangement with a subsidiary of Fairmont Hotels & Resorts, Inc. ("FHR"), pursuant to which the Operating Partnership contributed a Resort/Hotel Property, the Sonoma Mission Inn & Spa in Sonoma County, California and FHR purchased a 19.9% equity interest in the limited liability company that owns the Resort/Hotel Property. The Operating Partnership continues to own the remaining 80.1% interest. The joint venture generated approximately $8.0 million in net cash proceeds to the Operating Partnership that were used to pay down the Operating Partnership's credit facility. The Operating Partnership has loaned $45.1 million to the limited liability company that owns Sonoma Mission Inn & Spa at an interest rate of LIBOR plus 300 basis points. The maturity date of the loan is the earlier of the date on which the limited liability company obtains third-party financing or one year. The limited liability company has the option to extend the loan for two successive six-month periods by paying a fee. Under the agreement with FHR, the Operating Partnership will manage the limited liability company that owns Sonoma Mission Inn & Spa and FHR will operate and manage the property under the Fairmont brand. The joint venture transaction was accounted for as a partial sale of this Resort/Hotel Property, resulting in an approximately $4.0 million loss on the interest sold.

         In October 2002, in a series of transactions, the Operating Partnership acquired the remaining 75% interest in Manalapan Hotel Partners, L.L.C., which owns the Ritz Carlton Palm Beach in Florida. The Operating Partnership acquired the additional interests in this partnership for $6.5 million, which was funded under the Operating Partnership's credit facility. Subsequently, the Operating Partnership entered into a joint venture arrangement with Westbrook Real Estate Fund IV ("Westbrook"), pursuant to which Westbrook purchased a 50% equity interest in Manalapan Hotel Partners, L.L.C. The Operating Partnership continues to hold the remaining 50% equity interest in the Ritz Carlton Palm Beach. Simultaneously with admission of Westbrook into the partnership, the Dresdner Bank AG loan of $65.2 million was repaid with proceeds from a new, secured financing agreement with Corus Bank for $56.0 million and additional equity contributions. The Corus Bank loan has an interest rate of LIBOR plus 400 basis points with an initial three year term and containing two one-year extension options. The Operating Partnership has guaranteed $3.0 million of the Corus Bank loan.

OFFICE SEGMENT

Unconsolidated

Three Westlake Park

         On August 21, 2002, the Operating Partnership entered into a joint venture arrangement with an affiliate of General Electric Pension Fund, ("GE") in connection with which the Operating Partnership contributed an Office Property, Three Westlake Park in Houston, Texas and GE made a cash contribution. The joint venture is structured such that GE holds an 80% equity interest in Three Westlake Park, a 415,000 square foot Office Property located in the Katy Freeway submarket of Houston, and the Operating Partnership continues to hold the remaining 20% equity interest in the Office Property which is accounted for under the equity method. The joint venture generated approximately $47.1 million in net cash proceeds to the Operating Partnership, including distributions to the Operating Partnership resulting from the sale of its 80% equity interest and $6.6 million from the Operating Partnership's portion of mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership has no commitment to reinvest the cash proceeds back into the joint venture. The joint venture was accounted for as a partial sale of this Office Property, resulting in a gain of $17.0 million, net of deferred gain of approximately

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

$4.3 million. In addition, the Operating Partnership manages and leases the Office Property on a fee basis. During the nine months ended September 30, 2002, the Operating Partnership recognized $0.03 million for these services.

Miami Center

         On September 25, 2002, the Operating Partnership entered into a joint venture arrangement with an affiliate of a fund managed by JP Morgan Investment Management, Inc. ("JPM") in connection with which JPM purchased a 60% interest in Crescent Miami Center, L.L.C. with a cash contribution. Crescent Miami Center, L.L.C. owns an Office Property, Miami Center in Miami, Florida. The joint venture is structured such that JPM holds a 60% equity interest in Miami Center, and the Operating Partnership holds the remaining 40% equity interest in the Office Property, which is accounted for under the equity method. The joint venture generated approximately $117.0 million in net cash proceeds to the Operating Partnership, including distributions of the Operating Partnership resulting from the sale of its 60% equity interest and $32.4 million from the Operating Partnership's portion of mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership has a remaining commitment for deferred maintenance items of approximately $0.7 million. The Operating Partnership, otherwise, has no commitment to reinvest the cash proceeds back into the joint venture. The joint venture was accounted for as a partial sale of this Office Property and resulted in a gain of approximately $4.6 million, net of deferred gain of approximately $3.5 million. The Operating Partnership will continue to manage Miami Center on a fee basis.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangement existing as of September 2002 are shown below (dollars in thousands).

                                                       BALANCE           INTEREST
                                                    OUTSTANDING AT         RATE AT                                   EXPECTED
                                        MAXIMUM      SEPTEMBER 30,      SEPTEMBER 30,          MATURITY               PAYOFF
               DESCRIPTION(1)          BORROWINGS        2002               2002                 DATE                  DATE
               --------------          ----------   --------------      ------------       -----------------     -----------------
SECURED FIXED RATE DEBT:
     AEGON Partnership Note            $  266,417     $  266,417                7.53%          July 2009             July 2009
     LaSalle Note I                       238,742        238,742                7.83          August 2027           August 2007
     JP Morgan Mortgage Note              196,514        196,514                8.31         October 2016          September 2006
     LaSalle Note II                      161,000        161,000                7.79          March 2028             March 2006
     CIGNA Note                            63,500         63,500                7.47         December 2002         December 2002
     Metropolitan Life Note V              38,274         38,274                8.49         December 2005         December 2005
     Northwestern Life Note                26,000         26,000                7.66         January 2004           January 2004
     Woodmen of the World Note              8,500          8,500                8.20          April 2009             April 2009
     Nomura Funding VI Note                 8,069          8,069               10.07           July 2020             July 2010
     Mitchell Mortgage Note                 1,743          1,743                7.00        September 2003         September 2003
     Rigney Promissory Note                   621            621                8.50         November 2012         November 2002
     Construction, Acquisition and
        other obligations for
        various CRDI projects              21,557         21,509        2.90 to 10.0       Nov 02 to July 07     Nov 02 to July 07
                                       ----------     ----------        ------------
           Subtotal/Weighted Average   $1,030,937     $1,030,889                7.83%
                                       ----------     ----------        ------------

UNSECURED FIXED RATE DEBT:
     Notes due 2009                    $  375,000     $  375,000                9.25%        April 2009             April 2009
     Notes due 2007                       250,000        250,000                7.50        September 2007         September 2007
     Other obligations                        541            541         8.0 to 12.0       Nov 02 to Jan 04       Nov 02 to Jan 04
                                       ----------     ----------        ------------
           Subtotal/Weighted Average   $  625,541     $  625,541                8.55%
                                       ----------     ----------        ------------
SECURED VARIABLE RATE DEBT:
     Fleet Fund I and II Term Loan     $  275,000     $  275,000                5.09%          May 2005               May 2005
     Deutsche Bank - CMBS Loan(2)         220,000        220,000                5.84           May 2004               May 2006
     National Bank of Arizona              50,000         29,426                5.00         November 2003          November 2003
     Construction, Acquisition and
        other obligations for
        various CRDI projects              86,682         47,688        4.31 to 5.75       Oct 02 to Feb 04       Oct 02 to Feb 04
                                       ----------     ----------        ------------
           Subtotal/Weighted Average   $  631,682     $  572,114                5.31%
                                       ----------     ----------        ------------

UNSECURED VARIABLE RATE DEBT:
     Credit Facility(3)                $  400,000     $  179,000(5)             3.85%
     JP Morgan Loan Sales Facility(4)      50,000          5,000                3.25           May 2004              May 2005
                                       ----------     ----------        ------------              -                     -
           Subtotal/Weighted Average   $  450,000     $  184,000                3.83%
                                       ----------     ----------        ------------

        TOTAL/WEIGHTED AVERAGE         $2,738,160     $2,412,544                7.11%(6)
                                       ==========     ==========        ============

AVERAGE REMAINING TERM
                                                                                               7.5 years             4.0 years

----------

(1) For more information regarding the terms of the Operating Partnership's debt financing arrangements, including the amounts payable at maturity for non-amortizing loans, properties securing the Operating Partnership's secured debt and the method of calculation of the interest rate for the Operating Partnership's variable rate debt, see "Note 11. Notes Payable and Borrowings under the Credit Facility" included in "Item 1. Financial Statements."

(2)  This loan has two one-year extension options.

(3)  This facility has a one-year extension option.

(4)  This is an uncommitted facility.

(5) The outstanding balance excludes Letters of Credit issued under the facility of $15.2 million.

(6) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.88%.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         The following table shows information about the Operating Partnership's consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or the Operating Partnership's anticipated pay-off dates.

(in thousands)

                                                                       WEIGHTED            WEIGHTED AVERAGE
                            AMOUNT              % OF DEBT(1)         AVERAGE RATE             MATURITY(3)
                         -------------          ------------         ------------          ----------------
Fixed Rate Debt          $   1,656,430                  69%                 8.1%              11.3 years
Variable rate Debt             756,114                  31%                 4.7%               1.7 years
                         -------------           ----------           ----------            ------
Total Debt               $   2,412,544                 100%                 7.1%(2)            7.5 Years(3)
                         =============           ==========           ==========            ======

----------

(1) Including the $530.3 million of hedged variable rate debt, the percentages for fixed-rate debt and variable rate debt are 91% and 9% respectively.

(2) Including the effect of hedge arrangements the overall weighted average interest rate would have been 7.88%.

(3)   Based on contractual maturities. The overall weighted average maturity is
      4.0 years based on the Operating Partnership's expected payoff dates.

         Listed below are the aggregate principal payments by year required as of September 30, 2002 under indebtedness of the Operating Partnership. Scheduled principal installments and amounts due at maturity are included.

(in thousands)
                    SECURED          UNSECURED     UNSECURED DEBT
                     DEBT              DEBT        LINE OF CREDIT        TOTAL(1)
                  ----------        ----------     --------------       ----------
2002              $   76,509        $    5,416        $       --        $   81,925
2003                 103,730                --                --           103,730
2004                 264,713               125           179,000           443,838
2005                 329,339                --                --           329,339
2006                  18,938                --                --            18,938
Thereafter           809,774           625,000                --         1,434,774
                  ----------        ----------        ----------        ----------
                  $1,603,003        $  630,541        $  179,000        $2,412,544
                  ==========        ==========        ==========        ==========


----------

(1) These amounts do not represent the effect of a one-year extension option on the credit facility and two one-year extension options on the Deutsche Bank
     - CMBS Loan, as noted above.

     The Operating Partnership has $185.7 million of secured and unsecured debt maturing through December 31, 2003 consisting primarily of the Cigna Note, and debt related to the Residential Development Segment. Borrowings under the Operating Partnership's credit facility are expected to be used to repay the $63.5 million Cigna Note maturing in 2002 and the $122.2 million of debt maturing in 2002 and 2003 is primarily related to the Residential Development Segment and will be repaid with cash from operations of the Residential Development Segment.

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

         o the maturity of the proposed debt in relation to maturities of existing debt; and

         o exposure to variable rate debt and alternatives such as interest-rate swaps and cash flow hedges to reduce this exposure.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         Debt service coverage ratios for a particular period are generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The calculation of the debt service coverage ratio for the credit facility is calculated using the method described above, including certain pro forma adjustments.

         Some of the Operating Partnership's debt restricts its activities, including its ability to pledge assets, create liens, incur additional debt, enter into transactions with affiliates and make some types of payments, issuances of equity and distributions on equity.

         Any uncured or unwaived events of default on the Operating Partnership's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of September 30, 2002, the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the nine months ended September 30, 2002, there were no circumstances that required pre-payment penalties or increased collateral related to the Operating Partnership's existing debt.

DEBT OFFERING

         On April 15, 2002, the Operating Partnership completed a private offering of $375.0 million in senior, unsecured notes due 2009. On October 15, 2002, the Operating Partnership completed an exchange offer pursuant to which it exchanged notes registered with the Securities and Exchange Commission for $325.0 million of the privately issued notes. In addition, the Operating Partnership registered for resale the remaining $50.0 million of privately issued notes, which were issued to Richard E. Rainwater, the Chairman of the Board of Trust Managers, and certain of his affiliates and family members. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Interest is payable on April 15 and October 15 of each year, beginning October 15, 2002.

         The net proceeds from the offering of notes were approximately $366.5 million. Approximately $309.5 million of the proceeds were used to pay down amounts outstanding under the Operating Partnership's credit facility, and the remaining proceeds were used to pay down $5.0 million of short-term indebtedness and redeem approximately $52.0 million of Class A Units in Funding IX from GMACCM. See "Equity Financing - Sale of Preferred Equity Interests in Subsidiary" for a description of the Class A Units in Funding IX previously held by GMACCM.

CASH FLOW HEDGES

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable rate debt to fixed-rate debt and to manage its fixed to variable rate debt ratio. As of September 30, 2002, the Operating Partnership had entered into six cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133."

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements as of September 30, 2002, and additional interest expense and unrealized gains for the nine months ended September 30, 2002:

(in millions)

                                                                                                               UNREALIZED GAINS
                                                                                   ADDITIONAL                     IN OTHER
                                                                FAIR            INTEREST EXPENSE            COMPREHENSIVE INCOME
  ISSUE         NOTIONAL         MATURITY      REFERENCE        MARKET         FOR THE NINE MONTHS        FOR THE NINE MONTHS ENDED
 DATE(1)         AMOUNT            DATE          RATE           VALUE        ENDED SEPTEMBER 30, 2002        SEPTEMBER 30, 2002
 -------        --------         --------      ---------       -------       ------------------------     -------------------------
 7/21/99        $  200.0          9/2/03         6.183%        $  (9.2)           $       6.4                $       2.3(3)
 5/15/01           200.0          2/3/03          7.11            (4.2)                   8.0                        6.9
 4/14/00           100.0         4/18/04          6.76            (7.8)                   3.6                       (0.5)
 9/02/03           200.0         9/01/06         3.723            (3.0)                    --                       (3.0)
 2/15/03           100.0         2/15/06         3.253            (1.5)                    --                       (1.5)
 2/15/03           100.0         2/15/06         3.255            (1.5)                    --                       (1.5)

----------

(1) During the nine months ended September 30, 2002, the Operating Partnership entered into agreements for three additional cash flow hedges that will be issued in 2003, and will replace the three existing cash flow hedges.

         The Operating Partnership has designated its six cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Operating Partnership uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and SFAS 138. The Operating Partnership uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Operating Partnership will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $19.0 million to $20.7 million will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

         CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed-rate debt. As of September 30, 2002, CRDI had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS Nos. 133 and 138.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         The following table shows information regarding CRDI's cash flow hedge agreements as of September 30, 2002 and additional capitalized interest for the nine months ended September 30, 2002. Unlike the additional interest on the Operating Partnership's cash flow hedges which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt for projects that are currently under development.

(in thousands)

                                                                                                         UNREALIZED GAINS (LOSSES)
                                                                                   ADDITIONAL                   IN OTHER
                                                                FAIR          CAPITALIZED INTEREST        COMPREHENSIVE INCOME
  ISSUE         NOTIONAL         MATURITY      REFERENCE        MARKET         FOR THE NINE MONTHS          FOR THE NINE MONTHS
  DATE           AMOUNT            DATE          RATE           VALUE        ENDED SEPTEMBER 30, 2002     ENDED SEPTEMBER 30, 2002
 -------        --------         --------      ---------       -------       ------------------------     -------------------------
  1/2/01        $ 15,538         11/16/02        4.34%         $ (134)                $ 366                   $   347
  9/4/01           5,350           9/4/03        5.09%           (125)                  109                        (5)
  9/4/01           3,700           9/4/03        5.09%            (94)                   80                        (7)


         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes the hedges are highly effective.

INTEREST RATE CAPS

         In connection with the closing of the Deutsche Bank-CMBS Loan in May 2001, the Operating Partnership entered into a LIBOR interest rate cap at 7.16% for a notional amount of $220.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Operating Partnership's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these instruments are expected to substantially offset each other.


EQUITY FINANCING

Series A Preferred Offering

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering") of an additional 2,800,000 shares of Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") at an $18.00 per share price and with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $50.4 million. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of 0.6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. The Series A Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption and may not be redeemed before February 18, 2003, except in order to preserve the Company's status as a REIT. On or after February 13, 2003, the Series A Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated accrued and unpaid distribution. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing May 15, 2002. The annual fixed dividend is $1.6875 per share. In connection with the April 2002 Series A Preferred Offering, the Operating Partnership issued additional Series A Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $2.2 million, of approximately $48.2 million. The net proceeds from the April 2002 Series A Preferred offering were used by the Operating Partnership to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Series B Preferred Offering

         On May 17, 2002, the Company completed an offering (the "May 2002 Series B Preferred Offering") of 3,000,000 shares of Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $75.0 million. The Series B Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption, are not convertible into any other securities of the Company and may not be redeemed before May 17, 2007, except in order to preserve the Company's status as a REIT. On or after May 17, 2007, the Series B Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated, accrued and unpaid distributions. Dividends on the Series B Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing August 15, 2002. The annual fixed dividend is $2.375 per share. In connection with the May 2002 Series B Preferred Offering, the Operating Partnership issued Series B Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $2.7 million, of approximately $72.3 million. The net proceeds from the May 2002 Series B Preferred Offering were used by the Operating Partnership to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

          On June 6, 2002, an additional 400,000 Series B Preferred Shares were sold (the "June 2002 Series B Preferred Offering") resulting in gross proceeds to the Company of approximately $10.0 million. In connection with the June 2002 Series B Preferred Offering, the Operating Partnership issued additional Series B Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $0.4 million, of approximately $9.6 million. The net proceeds from the June 2002 Series B Preferred Offering were used the by the Operating Partnership to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

Sale of Preferred Equity Interests in Subsidiary and Intracompany Loan

Sale of Class A Units in Funding IX

         During the year ended December 31, 2000, the Operating Partnership formed Funding IX and contributed seven Office Property and two Resort/Hotel Properties to Funding IX. As of September 30, 2002, Funding IX held one Office Properties and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         Also during the year ended December 31, 2000, GMACCM purchased $275,000 of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units were redeemable at the option of the Operating Partnership at the original purchase price. As of December 31, 2000, approximately $56.6 million of the Class A Units had been redeemed from GMACCM by the Operating Partnership. No redemptions occurred during the year ended December 31, 2001.

         All of the Class A Units outstanding at December 31, 2001, were redeemed by Funding IX during the nine months ended September 30, 2002. As a result of the redemption, GMACCM ceased to be a partner of Funding IX or to have any rights or obligations as a partner and the Operating Partnership became the sole partner of Funding IX. In connection with the final redemption of Class A Units, Crescent SH IX, Inc. ("SH IX") transferred the 14,468,623 common shares of the Company held by SH IX to the Company which holds these common shares as treasury shares, and the intracompany loan between Funding IX and SH IX was repaid.

         Following the redemption of all the outstanding Class A Units, Funding IX distributed two of its Office Properties, 44 Cook Street and 55 Madison, and all the equity interests in the limited liability companies that own two other Office Properties, Miami Center and Chancellor Park, to the Operating Partnership. The Operating Partnership then contributed 44 Cook Street and 55 Madison to another Operating Partnership subsidiary, Funding VIII, and entered into a joint venture arrangement for Miami Center.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Impact on Financial Statements of Intracompany Loan

         As of December 31, 2001, Funding IX had loaned a total of $281.1 million from the net proceeds from the sale of the Class A Units and a portion of the net proceeds of the sale of one of the properties held by Funding IX to SH IX. SH IX repaid the note in full in August 2002.

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

                                                                                           AFTER ELIMINATION OF
                                                          GAAP PRESENTATION                 INTRACOMPANY LOAN
                                                   -------------------------------   -------------------------------

BALANCE SHEET DATA                                  SEPTEMBER 30,    DECEMBER 31,     SEPTEMBER 30,    DECEMBER 31,
                                                        2002            2001             2002             2001
                                                   --------------   --------------   --------------   --------------

Total assets                                       $    4,337,939   $    4,422,826   $    4,337,939   $    4,138,102


                                                         NINE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                        2002             2001             2002              2001
                                                   --------------   --------------   --------------   --------------

Operating Data:
Total Revenues                                     $      772,845   $      561,035   $      760,191   $      537,181
Operating income                                           41,304           90,089           28,650           66,235
Net income                                                 73,164          101,054           60,510           77,200
Income before
   discontinued operations,
   extraordinary item
   of a change in accounting
   principle                                               62,524          101,208           49,870           77,354
Basic earnings per unit:
   Income before discontinued
     operations, extraordinary
     item and cumulative
     effect of a change in
     accounting principle                          $         0.96   $         1.48   $         0.85   $         1.27
Diluted earnings per unit:
   Income before, discontinued
     operations, extraordinary item
     and cumulative effect of a
     change in accounting
     principle                                     $         0.95   $         1.46   $         0.84   $         1.25

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

                                                                                                     COMPANY'S OWNERSHIP
                        ENTITY                                     CLASSIFICATION                 AS OF SEPTEMBER 30, 2002
                        ------                                     --------------                 -------------------------
Joint Ventures
Main Street Partners, L.P.                                 Office (Bank One Center-Dallas)               50.0%(1)
Crescent Miami Center L.L.C.                                Office (Miami Center - Miami)                40.0%(2)
Crescent 5 Houston Center, L.P.                           Office (5 Houston Center-Houston)              25.0%(3)
Austin PT BK One Tower Office Limited Partnership          Office (Bank One Tower-Austin)                20.0%(4)
Houston PT Four Westlake Office Limited Partnership      Office (Four Westlake Park-Houston)             20.0%(4)
Houston PT Three Westlake Office Limited Partnership      Office (Three Westlake - Houston)              20.0%(4)

Equity Investments
Mira Vista Development Corp.                                   Residential Development                   94.0%(5)
Houston Area Development Corp.                                 Residential Development                   94.0%(6)
The Woodlands Land Development
    Company, L.P.(7)                                           Residential Development                   42.5%(8)(9)
Blue River Land Company, L.L.C.(7)                             Residential Development                   31.8%(10)
Manalapan Hotel Partners, L.L.C.(7)                        Resort/Hotel (Ritz Carlton Palm               24.0%(11)
                                                                       Beach)
Temperature-Controlled Logistics Partnership              Temperature-Controlled Logistics               40.0%(12)
The Woodlands Commercial Properties Company, L.P.                      Office                            42.5%(8)(9)
DBL Holdings, Inc.                                                      Other                            97.4%(13)
CR License, L.L.C.                                                      Other                            30.0%(14)
Woodlands Operating Company, L.P.                                       Other                            42.5%(8)(9)
Canyon Ranch Las Vegas                                                  Other                            65.0%(15)
SunTX Fulcrum Fund, L.P.                                                Other                            33.3%(16)

----------

(1) The remaining 50.0% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, L.L.C. is owned by a fund advised by JP Morgan Investment Management, Inc. The Operating Partnership will continue to manage Miami Center on a fee basis.

(3) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Investment Management, Inc. The Operating Partnership recorded $1.1 million in development and leasing fees, related to this investment during the nine months ended September 30, 2002. The 5 Houston Center Office Property was completed on September 16, 2002.

(4) The remaining 80% interest in Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund. The Operating Partnership recorded $0.5 million in management and leasing fees for these Office Properties during the nine months ended September 30, 2002.

(5) The remaining 6.0% interest in Mira Vista Development, Corp. ("MVDC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

(6) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, is owned 4.0% by DBL and 2.0% by a third party.

(7) On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, pursuant to a strict foreclosure, COPI's interests in the voting stock in three of the Operating Partnership's Residential Development Corporations (Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company, Inc. ("TWLC"), and Crescent Resort Development, Inc. ("CRDI")), and in CRL Investments, Inc. ("CRLI"). COPI also transferred its 60% general partner interest in COPI Colorado, L.P. which owns 10% of the voting stock in CRDI, which increased the Operating Partnership's ownership interest in CRDI from 90% to 96%. As a result, the Operating Partnership fully consolidated the operations of these entities beginning on the date of the asset transfers. The Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC., Blue River Land Company, L.L.C., and Manalapan Hotel Partners, L.L.C., are unconsolidated equity investments of CRDI.

(8) The remaining 57.5% interest in The Woodlands Land Development Company, L.P., The Woodland Commercial Properties Company, L.P. and The Woodlands Operating Company, L.P. are owned by an affiliate of Morgan Stanley.

(9) Distributions are made to partners based on specified payout percentages. During the nine months ended September 30, 2002, the payout percentage to the Operating Partnership was 52.5%.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

(10) Of the remaining 68.2% interest in Blue River Land Company, L.L.C., 0.7% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 67.5% is owned by parties unrelated to the Operating Partnership.

(11) Of the remaining 76.0% interest in Manalapan Hotel Partners, L.L.C., 0.5% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, through his 20% ownership of COPI Colorado, L.P. and 75.5% is owned by parties unrelated to the Operating Partnership.

(12) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

(13) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $0.4 million, and approximately $0.06 million in cash, or total consideration valued at approximately $0.4 million. At September 30, 2002, Mr. Goff's book value in DBL was approximately $0.4 million.

(14) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(15) The remaining 35% interest in Canyon Ranch Las Vegas is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(16) The SunTX Fulcrum Fund, L.P's (the "Fund") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 66.7% of the Fund is owned by a group of individuals unrelated to the Operating Partnership. The Operating Partnership's ownership percentage will decline by the closing date of the Fund as capital commitments from third parties are secured. The Operating Partnership's projected ownership interest at the closing of the Fund is approximately 7.5% based on the Fund manager's expectations for the final Fund capitalization. The Operating Partnership accounts for its investment in the Fund under the cost method. The Operating Partnership's investment at September 30, 2002 was $7.8 million.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

UNCONSOLIDATED DEBT ANALYSIS

         The significant terms of the Operating Partnership's share of unconsolidated debt financing arrangements existing as of September 30, 2002 are shown below.

(in thousands)

                                                                    OPERATING
                                                                  PARTNERSHIP'S
                                                     BALANCE         SHARE OF       INTEREST
                                     OPERATING    OUTSTANDING AT  DEBT BALANCE AT    RATE AT
                                   PARTNERSHIP'S   SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,                    FIXED/VARIABLE
NOTE                               % OWNERSHIP         2002            2002            2002          MATURITY     SECURED/UNSECURED
----                               -------------  --------------  ---------------  -------------   -------------  -----------------
TEMPERATURE CONTROL LOGISTICS
  SEGMENT:
   AmeriCold Notes(1)                       40%    $  541,326        $  216,530          7.0%       April 2008       Fixed/Secured
                                                   ----------        ----------

OFFICE SEGMENT:
   Main Street Partners,
     L.P.(2)(3)(4)                          50%       133,403            66,702          5.9%      December 2004   Variable/Secured
   Crescent 5 Houston Center,
     L.P.(5)                                25%        48,654            12,164          4.1%        May 2004      Variable/Secured
   Austin PT Bk One Tower Office
     Limited Partnership                    20%        38,012             7,602          7.1%      August 2006       Fixed/Secured
   Houston PT Four Westlake
     Office Limited Partnership             20%        48,873             9,775          7.1%      August 2006       Fixed/Secured
   Houston PT Three Westlake
     Office Limited Partnership             20%        33,000             6,600          5.6%      September 2007    Fixed/Secured
   Crescent Miami Center, LLC               40%        81,000            32,400          5.0%      September 2007    Fixed/Secured
   The Woodlands Commercial
     Properties Co.                       42.5%
       Fleet credit facility(3)                        64,861            27,566          4.3%      November 2002   Variable/Secured
       Fleet National Bank(3)                           3,398             1,444          3.8%      October 2003    Variable/Secured
                                                   ----------        ----------
                                                      451,201           164,253
                                                   ----------        ----------

RESIDENTIAL DEVELOPMENT SEGMENT:
The Woodlands Land
     Development Co.(6)                   42.5%
   Fleet credit facility(3)(7)(8)                     216,460            91,996          4.3%      November 2002   Variable/Secured
   Fleet National Bank(3)(9)                            6,971             2,963          3.8%      October 2003    Variable/Secured
   Fleet National Bank(10)                             24,531            10,426          4.6%      December 2005   Variable/Secured
   Jack Eckerd Corp.                                      101                43          4.8%       July 2005      Variable/Secured
   Mitchell Mortgage Company                            2,734             1,162          5.8%      January 2004      Fixed/Secured
   Mitchell Mortgage Company                            1,257               534          6.3%       July 2005        Fixed/Secured
   Mitchell Mortgage Company                            1,962               834          5.5%      October 2005      Fixed/Secured
   Mitchell Mortgage Company                            3,548             1,508          8.0%       April 2006       Fixed/Secured
   Mitchell Mortgage Company                            1,405               597          7.0%      October 2006      Fixed/Secured
                                                   ----------        ----------
                                                      258,969           110,063
                                                   ----------        ----------

RESORT/HOTEL SEGMENT:
   Manalapan Hotel Partners
       Dresdner Bank AG(11)                 24%        65,470            15,713          9.8%      December 2002   Variable/Secured
                                                   ----------        ----------

TOTAL/WEIGHTED AVERAGE                             $1,316,966        $  506,559          6.0%      3.4 years(12)
                                                   ==========        ==========          ===

(1) Consists of several notes. Maturity date is based on largest debt instrument. All interest rates are fixed.

(2) Senior Note - Note A: $84.0 million at variable interest rate, LIBOR + 189 basis points, $4.9 million at variable interest rate; LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $24.7 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.8 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes are amortized on a 25-year amortization schedule.

(3)    This facility has two one-year extension options.

(4) The Operating Partnership obtained a letter of credit to guarantee the repayment of up to $4.3 million of principal of the Main Street Partners, L.P. loan.

(5) The Operating Partnership has made a full and unconditional guarantee of loan from Fleet up to $82.5 million for the construction of 5 Houston Center. At September 30, 2002, $48.7 million was outstanding.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

(6) On February 14, 2002, the Operating Partnership executed an agreement with COPI to transfer, pursuant to a strict foreclosure, COPI's 5% interest in TWLC. Therefore, as of February 14, 2002, TWLC is fully consolidated. This schedule reflects TWLC's 42.5% interest in TWLDC.

(7) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $145.0 million to a maximum LIBOR rate of 9.0%.

(8) To mitigate interest rate exposure, TWLDC has entered into an interest rate swap against the $50.0 million notional amount to effectively fix the interest rate at 5.28%. TWLDC has also entered into an interest rate swap against $50.0 million notional amount to effectively fix the interest rate at 4.855%.

(9) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $33.8 million to a maximum LIBOR rate of 9.0%.

(10) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $19.5 million to a maximum LIBOR rate of 8.5%.

(11)   The Operating Partnership guarantees $3.0 million of this facility.


         The following table shows, as of September 30, 2002, information about the Operating Partnership's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

(in thousands)

                                                                 WEIGHTED        WEIGHTED AVERAGE
                            AMOUNT          % OF DEBT          AVERAGE RATE         MATURITY(1)
                         -------------      ---------          ------------      ----------------
Fixed-Rate Debt          $     277,542             55%                 6.8%             5.4 years
Variable rate Debt             229,017             45%                 5.1%             1.0 years
                         -------------      =--------            ---------          ------
Total Debt               $     506,559            100%                 6.0%             3.4 years
                         =============      =========            =========          =======

----------

(1)    Based on contractual maturities. The overall weighted maturity would be
       3.7 years based assuming the Operating Partnership's election of extension options on its debt instruments

         Listed below are the Operating Partnership's share of aggregate principal payments, by year, required as of September 30, 2002 related to the Operating Partnership's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.

(in thousands)

               SECURED
                 DEBT        (1)
             -----------
2002         $   136,063
2003               5,581
2004              78,944
2005              12,060
2006              18,381
Thereafter       255,530
             -----------
             $   506,559
             ===========

----------

(1) These amounts do not represent the effect of two one-year extension options on WLDC's Fleet credit facility and one Fleet National Bank loan, totaling $95,000 that have initial maturity dates of November 2002 and October 2003.

RELATED PARTY DISCLOSURES

DBL Holdings, Inc.

         As of September 30, 2002, the Operating Partnership owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. Originally, Mr. Goff contributed his voting interests in MVDC and HADC, originally valued at approximately $0.4 million, and approximately $0.06 million in cash, or total consideration valued at approximately $0.4 million for his interest in DBL.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc. and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in MVDC and HADC. At September 30, 2002, Mr. Goff's book value in DBL was approximately $0.4 million.

         Since June 1999, the Operating Partnership has contributed approximately $23.8 million to DBL, in the form of cash and loans. These funds were used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. The day-to-day operations of G2 are managed jointly by an affiliate of GMACCM and a division of GMSP headquartered in Greenwich, Connecticut and overseen by Hugh Balloch, a principal of GMSP, who is unrelated to the Operating Partnership. The ownership structure of the entity that ultimately controls GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and 50% by John Goff. Mr. Rainwater is also a limited partner of GMSP. At September 30, 2002, DBL had an approximately $14.4 million investment in G2 and had repaid in full the loans from the Operating Partnership.

         In March 1999, DBL-CBO, Inc. acquired $6.0 million aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. Juniper 1999-1 Class C-1 is the privately-placed equity interest of a collateralized bond obligation. During the nine months ended September 30, 2002, the Operating Partnership recognized an impairment charge related to this investment of $5.2 million. As a result of this impairment charge, at September 30, 2002 this investment was valued at $0.

COPI Colorado, L. P.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to the Operating Partnership, pursuant to a strict foreclosure, COPI's 60% general partner interest in COPI Colorado, L.P. which owns 10% (representing all of the voting stock) of CRDI. As a result, the Operating Partnership increased its ownership interest in CRDI from 90% to 96%. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, owns a 20% general partner interest in COPI Colorado and, accordingly, a 2.0% interest in CRDI, with a cost basis of $0.4 million. The remaining 20% general partner interest in COPI Colorado, and 2.0% interest in CRDI, is owned by a third party.

Loans to Employees and Trust Managers of the Company for Exercise of Stock Options and Unit Options

         As of September 30, 2002, the Operating Partnership had approximately $37.8 million of recourse loans outstanding (including approximately $5.3 million loaned during the nine months ended September 30, 2002) to certain employees and trust managers of the Company on a full recourse basis under the Company's stock incentive and unit incentive plans pursuant to agreements approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. According to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, had a loan representing $26.3 million of the $37.8 million total outstanding loans at September 30, 2002. As of September 30, 2002, approximately $0.3 million of current interest was outstanding related to these loans. No conditions exist at September 30, 2002 which would cause any of the loans to be in default.

         Every month, Federal short-term, mid-term and long-term rates (Applicable Federal Rates) are determined and published by the IRS based upon average market yields of specified maturities. The Operating Partnership granted loans through July 29, 2002, with Applicable Federal Rate of 2.70% and 2.81%, which reflects a below prevailing market interest rate, therefore, the Operating Partnership recorded compensation expense. On July 29, 2002, the loans made pursuant to the Company's stock incentive plans and the Operating Partnership's unit incentive plans were amended to extend the remaining terms of the loans until July 2012 and to stipulate that every three years the interest rate on the loans will be adjusted to the AFR applicable at that time

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

for a three-year loan reflecting a below prevailing market interest rate. Additionally, the employees and trust managers have been given the option, at any time, to fix the interest rate for each of the loans to the AFR applicable at that time for a loan with a term equal to the remaining term of the loan. The July 29, 2002 amendment resulted in $1.9 million of additional compensation expense for the three months ended September 30, 2002, recorded in the "Corporate General and Administrative" caption of the Operating Partnership's Consolidated Statements of Operations. Effective July 29, 2002, the Operating Partnership no longer offers to its employees and trust managers loans pursuant to the Company's stock and the Operating Partnership's unit incentive plans.

Debt Offering

         On April 15, 2002, the Operating Partnership completed a private offering of $375.0 million in senior, unsecured notes due 2009, $50.0 million of which were purchased by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and certain of his affiliates and family members (the "Rainwater Group"). The notes bear interest at 9.25% and were issued at 100% of issue price. The Company registered for resale the notes issued to the Rainwater Group. See "Debt Offering" section above for additional information regarding the offering and the notes.

Other

         On June 28, 2002, the Operating Partnership purchased and is holding for sale, the home of an executive officer of the Company for approximately $2.7 million which approximates fair market value of the home. This purchase was part of the officer's relocation agreement with the Operating Partnership.

CHANGE IN OPERATING PARTNERSHIP'S CERTIFYING ACCOUNTANT

         On June 24, 2002, the Company terminated the engagement of Arthur Andersen LLP as the Operating Partnership's independent public accountants. The Company has engaged Ernst & Young LLP to serve as the Operating Partnership's independent public accountants for the fiscal year ending December 31, 2002.

CRITICAL ACCOUNTING POLICIES

         The Operating Partnership's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Operating Partnership evaluates its assumptions and estimates on an on-going basis. The Operating Partnership bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Operating Partnership believes the following critical accounting policies affects the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Net Investments in Real Estate

         Real estate and leasehold improvements are classified as long-lived assets to be held and used or held for sale. Properties to be held and used are carried at cost, net of accumulated depreciation. Properties held for sale are recorded at the lower of cost or fair value less cost to sell. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Properties are periodically evaluated on an individual basis to determine if any value impairment has occurred. With regard to Properties to be held and used, an impairment charge is recognized to the extent the sum of undiscounted future operating cash flows is less than the carrying value of the Property. For Properties held for sale an impairment charge is recognized when the fair value of the Property less the estimated cost to sell is less than the carrying value of the Property as of the date the Operating Partnership has a commitment to sell the Property or is actively marketing the Property as

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

of the date the Operating Partnership has a commitment to sell the Property or is actively marketing the Property for sale. See "Adoption of New Accounting Standards" for a discussion of impairment losses recognized for the nine months ended September 30, 2002.

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

Derivative Financial Instruments

         The Operating Partnership uses derivative financial debt instruments to convert a portion of its variable rate debt to fixed-rate debt and to manage its fixed to variable rate ratio. As of September 30, 2002, the Operating Partnership has entered into six cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, by SFAS No. 138, "Accounting for Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments. Specifically, it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure these instruments at fair value. Changes in fair value will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes. Derivatives that do not qualify as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the particular nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

         The Operating Partnership uses cash flow hedges to mitigate the variability of cash flows by effectively converting or capping floating rate debt to a fixed rate basis. On a monthly basis, the cash flow hedge is market to fair value through comprehensive income and the cash flow hedge's gain or loss is reported in earnings when the interest on the underlying debt affects earnings. Any ineffective portion of the hedges is immediately reported in the Operating Partnership's earnings.

         In connection with the debt refinancing in May 2001, the Operating Partnership entered into a LIBOR interest rate cap, and simultaneously sold a LIBOR interest rate cap with the same terms. These instruments do not qualify as hedges and changes to their respective fair values, which offset each other, are charged to earnings monthly.

Stock Option and Unit Plans

         The Operating Partnership applies APB No. 25 in accounting for options granted pursuant to the 1994 Crescent Real Estate Equities, Inc. Stock Incentive Plan, the 1995 Crescent Real Estate Equities, Inc. Stock Incentive Plan and the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (collectively,

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

the "Plans"). Accordingly, no compensation costs are recognized for the Plans. All options granted subsequent to December 31, 2002, will be accounted for under SFAS No. 123.

Revenue Recognition

         Office Properties The Operating Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership of the Office Properties and accounts for its leases as operating leases. The Operating Partnership recognizes income on leases on a straight-line basis over the term of the lease. Certain leases provide for abated rent periods and/or scheduled rental rate increases during the term of the lease. Accordingly, a deferred rent receivable, is recorded for the excess of rental revenue recognized on a straight-line basis over the rent that is contractually due from the tenant under the terms of the lease.

         Resort/Hotel Properties Prior to the February 14, 2002 transaction with COPI, the Operating Partnership had leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COPI pursuant to eight separate leases. The Omni Austin hotel had been leased under a separate lease to HCD Austin Corporation. The leases provided for the payment by the lessee of the Resort/Hotel Property of (i) base rent, with periodic rent increases if applicable, (ii) percentage rent based on a percentage of gross receipts or gross room revenues, as applicable, above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount for certain Resort/Hotel Properties. Base rental income under these leases was recognized on a straight-line basis over the terms of the respective leases. Contingent revenue was recognized when the thresholds upon which it is based had been met. On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties previously leased to COPI. Revenue from operations of the Resort/Hotel Properties subsequent to the COPI transaction is recognized when the services are provided.

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

         Revenue from real estate is recognized using the percentage of completion method. Under the percentage of completion method, the percentage of revenue applicable to costs incurred to date, as compared to the total estimated development costs, is recognized in the period of sale. Deferred income related to future development activity at September 30, 2002 is included in accrued liabilities. If real estate is sold prior to completion of all related infrastructure construction, and such uncompleted costs are not significant in relation to total costs, the full accrual method is utilized whereby 100% of the associated revenue is recognized and a commitment liability is established to reflect the allocated estimated future costs to complete the development of such real estate.

         Club initiation fees and membership conversion fees are recorded, when sold, as deferred revenue and recognized as membership fee revenue on a straight-line basis over the number of months remaining until the estimated turnover date, 2010. The partnership is required to sell the club assets to the members no later than the turnover date. Upon formation of Desert Mountain Properties, L.P., the partnership allocated a portion of the fair value of the assets of Desert Mountain to the remaining club memberships and recorded the amount as an intangible asset. Direct costs and an applicable portion of the intangible assets associated with deferred membership revenue are also deferred and recognized under the same method as the related revenue. These deferred club initiation and membership conversion fees, net of the related deferred costs, are presented on the balance sheets as deferred income. Membership fees included in revenues are net of the related costs. Monthly club dues and transfer fees are recorded as club revenue when earned.

Income Taxes

         The Company intends to maintain its qualification as a REIT under
Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of REIT taxable income to its shareholders. Accordingly, the Company does not

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

believe that it will be liable for current income taxes on its REIT taxable income at the Federal level or in most of the states in which it operates. Additionally, in conjunction with the Operating Partnership's agreement with COPI, the Operating Partnership consolidated certain taxable REIT subsidiaries (the "TRS"), which are subject to federal and state income tax.

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

         During the three months ended March 31, 2002 the Operating Partnership recognized a goodwill impairment charge of approximately $10.3 million due to the initial application of this statement. This charge was due to an impairment (net of minority interests) of the goodwill at the Temperature-Controlled Logistics Corporation. This charge was reported as a change in accounting principle and was included in the Operating Partnership's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the three months ended March 31, 2002.

         Subsequent to March 31, 2002 the Operating Partnership determined that an impairment charge of $1.5 million, net of minority interest and taxes, was required for the goodwill at one of the Residential Development Corporations, bringing the total impairment charge to be recognized for the nine months ended September 30, 2002 to $11.8 million related to initial application of SFAS No.
142. In accordance with SFAS No. 142, the financial statements for the quarter ended March 31, 2002 were restated to include the additional impairment charge of $1.5 million. Accordingly, the entire $11.8 million impairment charge against the goodwill of the Temperature-Controlled Logistics Corporation and one of the Residential Development Corporations has been included in the Operating Partnership's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the nine months ended September 30, 2002.

         In prior periods, the Operating Partnership tested goodwill for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," under which an impairment loss is recognized when expected undiscounted future cash flows are less than the carrying value of the assets. For the year ended December 31, 2001, the expected future operating cash flows of the Temperature-Controlled Logistics Corporation on an undiscounted basis exceeded the carrying amounts of the properties and other long-lived assets, including goodwill. Accordingly, no impairment was recognized under SFAS No. 121. However, upon the adoption of SFAS No. 142, on January 1, 2002, the Temperature-Controlled Logistics Corporation compared the fair value of the Temperature-Controlled Logistics Properties based on discounted cash flows to the carrying value of the Temperature-Controlled Logistics Properties and the related goodwill. Based on this test, the fair value did not exceed the carrying value of the Temperature-Controlled Logistics assets and, accordingly, the goodwill was impaired.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that the results of operations, including any gains or losses recognized, be disclosed separately on the Operating Partnership's consolidated statements of operations. The Operating Partnership adopted SFAS No. 144 on January 1, 2002. Subsequent to January 1, 2002, the Operating Partnership sold five Office Properties. The Operating Partnership also sold three behavioral healthcare properties subsequent to January 1, 2002 and owned seven behavioral healthcare properties as of September 30, 2002, which were classified as held for sale. In accordance with SFAS No. 144, the results of operations of these assets and any gain or loss on sale have been presented as "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale" in the accompanying consolidated statements of operations. The carrying value of the assets held for sale have been reflected as "Properties Held for Disposition, net" in the accompanying

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

consolidated balance sheet as of September 30, 2002 and December 31, 2001. The adoption of this statement did not materially affect the Operating Partnership's interim financial statements for the nine months ended September 30, 2002. The Operating Partnership has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

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

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the nine months ended September 30, 2002 and 2001 were $177.2 million and $224.8 million, respectively.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)

                                                              FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                           ---------------------------         --------------------------------
                                                              2002              2001              2002                   2001
                                                           ---------         ---------         ---------              ---------
                                                                    (unaudited)                            (unaudited)
Net income                                                 $  33,045         $  33,121         $  73,164              $ 101,054
Adjustments to reconcile net income to funds
   from operations:
Depreciation and amortization of real estate assets           36,419            30,840           102,088                 89,859
Gain on property sales, net                                  (19,646)           (1,032)          (25,311)                  (570)
Cumulative effect of change in accounting principle               --                --            11,775                     --
Extraordinary item - extinguishment of debt                       --                --                                   12,174
Impairment and other adjustments related to
   real estate assets and assets held for sale                    --               (19)              600                 15,305
Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies:
     Office Properties                                         1,946             2,663             5,997                  6,718
     Resort Properties                                           370                --               370                     --
     Residential Development Properties                         (615)            3,015             2,339                  9,224
     Temperature-Controlled Logistics Properties               6,777             5,687            18,278                 16,800
     Other                                                        96                --             5,872                     --
Series A Preferred Share distributions                        (4,556)           (3,375)          (12,146)               (10,125)
Series B Preferred Share distributions                        (2,019)               --            (3,028)                    --
                                                           ---------         ---------         ---------              ---------
Funds from operations(1)                                   $  51,817         $  70,900         $ 179,998              $ 240,439
                                                           =========         =========         =========              =========

Investment Segments:
   Office Segment                                          $  88,045         $  91,237         $ 249,119              $ 273,134
   Resort/Hotel Properties                                    13,593            12,374            47,140                 44,142
   Residential Development Properties                          4,319            10,278            32,354                 36,927
   Temperature-Controlled Logistics Properties                 3,675             3,621            14,450                 19,085
Other:
     Corporate general and administrative                     (8,121)           (6,221)          (19,846)               (18,374)
     Corporate and other adjustments:
        Interest expense                                     (47,149)          (44,908)         (135,871)              (139,189)
        Series A Preferred Share distributions                (4,556)           (3,375)          (12,146)               (10,125)
        Series B Preferred Share distributions                (2,019)               --            (3,028)                    --
        Other(2)(3)                                            4,030             7,894             7,826                 34,839
                                                           ---------         ---------         ---------              ---------
Funds from operations(1)                                   $  51,817         $  70,900         $ 179,998              $ 240,439
                                                           =========         =========         =========              =========
Basic weighted average units                                  63,350            68,313            65,295                 68,090
                                                           =========         =========         =========              =========
Diluted weighted average units(4)                             63,410            69,250            65,552                 69,011
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

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                                      FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                      --------------------        --------------------
(UNITS IN THOUSANDS)                    2002         2001          2002          2001
                                      ------        ------        ------        ------
Basic weighted average units          63,350        68,313        65,295        68,090
Add: Unit options                         60           937           257           921
                                      ------        ------        ------        ------
Diluted weighted average units        63,410        69,250        65,552        69,011
                                      ======        ======        ======        ======

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)

                                                                          FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                      ---------------------------
                                                                         2002              2001
                                                                      ---------         ---------
Funds from operations                                                 $ 179,998         $ 240,439
Adjustments:
   Depreciation and amortization of non-real estate assets                4,758             2,423
   Amortization of deferred financing costs                               7,722             7,171
   Net capitalized residential development costs                         26,171                --
   Discontinued Operations                                                1,369             1,905
   Gain on undeveloped land                                              (5,466)             (157)
   Minority interest in joint ventures profit and
   depreciation and amortization                                          9,919            14,866
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                              (32,856)          (32,742)
   Change in deferred rent receivable                                     4,508             4,687
   Change in current assets and liabilities                             (52,192)           14,008
   Distributions received in excess of earnings from
    unconsolidated companies                                                 --            10,908
   Equity in (earnings) loss net of distributions received from
    unconsolidated companies                                              3,867              (105)
   6 3/4% Series A Preferred Unit distributions                          12,146            10,125
   9 1/2% Series B Preferred Unit distributions                           3,028                --
   Non cash compensation                                                  1,990               119
                                                                      ---------         ---------
Net cash provided by operating activities                             $ 164,962         $ 273,647
                                                                      =========         =========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                               SEGMENT INFORMATION

         The following sections include information for each of the Operating Partnership's investment segments for the three and nine months ended September 30, 2002.

OFFICE SEGMENT

Same-Store Analysis

         The following table shows the same-store net operating income growth for the three and nine month periods ended September 30, 2002 and 2001, for the approximately 24.1 million square feet of Office Property space owned as of September 30, 2002. This table excludes the following:

o Approximately 1.5 million square feet of space at Bank One Center, in which the Operating Partnership owns a 50% equity interest;

o Approximately 1.5 million square feet of space at Four Westlake Park, Bank One Tower and Three Westlake Park, in each of which the Operating Partnership has a 20% equity interest;

o Approximately 0.8 million square feet of space at Miami Center, which the Operating Partnership has 40% equity interest;

o Approximately 0.6 million square feet of space at Five Houston Center that was completed on September 16, 2002, which the Operating Partnership has a 25% equity interest;

o Approximately 0.7 million square feet of space at Johns Manville Plaza which the Operating Partnership acquired on August 29, 2002; and

o Approximately 0.1 million square feet of space at Avallon IV, which was completed during the year ended December 31, 2001.

                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  ----------------------------------------------     ---------------------------------------------
                                                                    PERCENTAGE/                                        PERCENTAGE/
                                                                  POINT INCREASE                                         POINT
                                     2002             2001          (DECREASE)         2002                2001         DECREASE
                                  ---------         ---------     --------------     ---------          ---------      -----------
 (IN MILLIONS)
Same-store Revenues(1)            $   129.0         $   132.5          (2.6)%        $   392.3          $   395.0         (0.7)%
Same-store Expenses                   (58.9)            (60.5)         (2.6)%           (181.5)            (180.0)         0.8
                                  ---------         ---------                        ---------          ---------
Net Operating Income              $    70.1         $    72.0          (2.6)%        $   210.8          $   215.0         (2.0)%
                                  =========         =========                        =========          =========

Weighted Average Occupancy             89.7%             93.0%         (3.3) pts          90.1%              93.2%        (3.1) pts

----------

(1)    Excludes lease termination fees.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Leasing

                                                       THREE MONTHS ENDED SEPTEMBER 30, 2002
                                       --------------------------------------------------------------------------
                                       SIGNED LEASES               EXPIRING LEASES            PERCENTAGE DECREASE
                                       -------------               ---------------            -------------------
Renewed or Re-leased(1)                1,108,000 sf                   1,108,000
Weighted Average Full
     Service Rental Rate(2)             $22.24 psf                   $23.70 psf                      (6)%
FFO Annual Net Effective
     Rental Rate(3)(4)                  $12.26 psf                   $14.04 psf                      (13)%

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2002
                                       --------------------------------------------------------------------------
                                       SIGNED LEASES               EXPIRING LEASES            PERCENTAGE DECREASE
                                       -------------               ---------------            -------------------
Renewed or Re-leased(1)                2,165,000 sf                   2,165,000
Weighted Average Full
     Service Rental Rate(2)             $22.02 psf                   $22.27 psf                      (1)%
FFO Annual Net Effective
     Rental Rate(3)(4)                  $12.13 psf                   $12.56 psf                      (3)%

----------

(1) All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels. The Operating Partnership discloses 100% of the rental rate related to each tenant regardless of the Operating Partnership's ownership in the building.

(3)   Calculated as weighted average rental rate minus operating expenses.

(4) Funds from operations, or FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, effective January 1, 2000, and as used herein, means net income (loss), determined in accordance with GAAP, excluding gains (losses) from sales of depreciable operating property, excluding extraordinary items, as defined by GAAP, plus depreciation and amortization of real estate assets and after adjustment for unconsolidated partnerships and joint ventures. FFO is a non-GAAP measure and should not be considered an alternative to GAAP measures, including net income and cash generated from operating activities. For a more detailed definition and description of FFO and comparisons to GAAP measures, see "Funds from Operations" above.

Properties

         As of September 30, 2002, the Operating Partnership owned or had an interest in 73 Office Properties located in 25 metropolitan submarkets in six states with an aggregate of approximately 28.5 million net rentable square feet. The Office Properties were, on a weighted average basis, 89% occupied at September 30, 2002, and are located approximately 43% in central business districts ("CBD") and approximately 57% in suburban markets. The Operating Partnership's Office Properties are located primarily in the Dallas and Houston, Texas metropolitan areas. As of September 30, 2002, the Operating Partnership's Office Properties in Dallas and Houston represented an aggregate of approximately 73% of its office portfolio based on total net rentable square feet (36% for Dallas and 37% for Houston). In addition, the Operating Partnership owns a 25% interest in the 5 Houston Center office property which was completed in September 2002.

         In pursuit of managements objective to dispose of non-strategic and non-core assets, five of the Operating Partnership's fully consolidated Office Properties were disposed during the nine months ended September 30, 2002.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         The following table shows, as of September 30, 2002, certain information about the Operating Partnership's Office Properties.

                                                                                                                        WEIGHTED
                                                                                                                         AVERAGE
                                                                                               NET                    FULL-SERVICE
                                                                                            RENTABLE                  RENTAL RATE
                                          NO. OF                                  YEAR        AREA       PERCENT      PER LEASED
         STATE, CITY, PROPERTY          PROPERTIES         SUBMARKET            COMPLETED  (SQ. FT.)      LEASED       SQ. FT.(1)
         ---------------------          ----------         ---------            ---------  ----------    -------      ------------
TEXAS
   DALLAS
    Bank One Center(2)                          1   CBD                           1987      1,530,957         82%         $ 23.03
    Fountain Place                              1   CBD                           1986      1,200,266         99            20.90
    The Crescent Office Towers                  1   Uptown/Turtle Creek           1985      1,134,826         98            33.23
    Trammell Crow Center(3)                     1   CBD                           1984      1,128,331         87            24.95
    Stemmons Place                              1   Stemmons Freeway              1983        634,381         85            17.71
    Spectrum Center(4)                          1   Far North Dallas              1983        598,250         82            23.72
    Waterside Commons                           1   Las Colinas                   1986        458,906         85            18.43
    125 E. John Carpenter Freeway               1   Las Colinas                   1982        446,031         88            26.88
    The Aberdeen                                1   Far North Dallas              1986        320,629        100            19.50
    MacArthur Center I & II                     1   Las Colinas                 1982/1986     298,161         94            23.41
    Stanford Corporate Centre                   1   Far North Dallas              1985        275,372         67            23.26
    12404 Park Central                          1   LBJ Freeway                   1987        239,103        100            19.83
    Palisades Central II                        1   Richardson/Plano              1985        237,731         87            18.98
    3333 Lee Parkway                            1   Uptown/Turtle Creek           1983        233,543         49            22.39
    Liberty Plaza I & II                        1   Far North Dallas            1981/1986     218,813         99            16.15
    The Addison                                 1   Far North Dallas              1981        215,016         99            20.14
    Palisades Central I                         1   Richardson/Plano              1980        180,503         95            21.73
    The Crescent Atrium                         1   Uptown/Turtle Creek           1985        164,696         99            30.77
    Greenway II                                 1   Richardson/Plano              1985        154,329        100            22.56
    Greenway I & IA                             2   Richardson/Plano              1983        146,704        100            20.62
    Addison Tower                               1   Far North Dallas              1987        145,886         76            21.68
    Las Colinas Plaza                           1   Las Colinas                   1987        134,953         96            21.23
    5050 Quorum                                 1   Far North Dallas              1981        133,799         76            18.47
                                           ------                                          ----------      -----          -------
     Subtotal/Weighted Average                 24                                          10,231,186         89%         $ 23.34
                                           ------                                          ----------      -----          -------

   FORT WORTH
    Carter Burgess Plaza                        1   CBD                           1982        954,895         93%(5)      $ 17.25
                                           ------                                          ----------      -----          -------

   HOUSTON
    Greenway Plaza Office Portfolio            10   Richmond-Buffalo Speedway   1969-1982   4,348,052         92%         $ 21.05
    Houston Center                              3   CBD                         1974-1983   2,764,417         90            22.27
    Post Oak Central                            3   West Loop/Galleria          1974-1981   1,279,759         85            19.91
    Four Westlake Park(6)                       1   Katy Freeway                  1992        561,065        100            22.07
    The Woodlands Office Properties(7)          6   The Woodlands               1980-1996     462,775         93            18.48
    Three Westlake Park(6)                      1   Katy Freeway                  1983        414,792         95(5)         23.74
    1800 West Loop South                        1   West Loop/Galleria            1982        399,777         62(5)         19.87
    The Park Shops                              1   CBD                           1983        190,729         76            23.27
                                           ------                                          ----------      -----          -------
     Subtotal/Weighted Average(8)              26                                          10,421,366         90%         $ 21.30
                                           ------                                          ----------      -----          -------

   AUSTIN
    Frost Bank Plaza                            1   CBD                           1984        433,024         96%         $ 25.26
    301 Congress Avenue(9)                      1   CBD                           1986        418,338         83            26.44
    Bank One Tower(6)                           1   CBD                           1974        389,503         93            25.15
    Austin Centre                               1   CBD                           1986        343,664         83            29.19
    The Avallon                                 3   Northwest                   1993/1997     318,217         93(5)         24.87
    Barton Oaks Plaza One                       1   Southwest                     1986         98,955        100            27.68
                                           ------                                          ----------      -----          -------
     Subtotal/Weighted Average                  8                                           2,001,701         90%         $ 26.09
                                           ------                                          ----------      -----          -------

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


                                                                                                                        WEIGHTED
                                                                                                                         AVERAGE
                                                                                               NET                    FULL-SERVICE
                                                                                            RENTABLE                  RENTAL RATE
                                          NO. OF                                  YEAR        AREA       PERCENT      PER LEASED
         STATE, CITY, PROPERTY          PROPERTIES         SUBMARKET            COMPLETED  (SQ. FT.)      LEASED       SQ. FT.(1)
         ---------------------          ----------         ---------            ---------  ----------    -------      ------------
COLORADO
   DENVER
    Johns Manville Plaza (10)                    1   CBD                             1978     675,400       100%         $ 20.21
    MCI Tower                                    1   CBD                             1982     550,805        47(5)         22.41
    Ptarmigan Place                              1   Cherry Creek                    1984     418,630        96            20.14
    Regency Plaza One                            1   Denver Technology Center        1985     309,862        84            24.48
    55 Madison                                   1   Cherry Creek                    1982     137,176        99            21.10
    The Citadel                                  1   Cherry Creek                    1987     130,652        99            25.11
    44 Cook                                      1   Cherry Creek                    1984     124,174        95            21.02
                                           -------                                         ----------     -----          -------
     Subtotal/Weighted Average                   7                                          2,346,699        84%         $ 21.47
                                           -------                                         ----------     -----          -------

   COLORADO SPRINGS
    Briargate Office and
     Research Center                             1   Colorado Springs                1988     258,766        74%         $ 20.05
                                           -------                                         ----------     -----          -------

FLORIDA
   MIAMI
    Miami Center (11)                            1   CBD                             1983     782,211        92%         $ 28.17
    Datran Center                                2   South Dade/Kendall         1986/1988     476,412        93            24.53
                                           -------                                         ----------     -----          -------
     Subtotal/Weighted Average                   3                                          1,258,623        92%         $ 26.79
                                           -------                                         ----------     -----          -------

ARIZONA
   PHOENIX
    Two Renaissance Square                       1   Downtown/CBD                    1990     476,373        98%         $ 26.26
                                           -------                                         ----------     -----          -------

NEW MEXICO
   ALBUQUERQUE
    Albuquerque Plaza                            1   CBD                             1990     366,236        87%         $ 19.03
                                           -------                                         ----------     -----          -------

CALIFORNIA
   SAN DIEGO
    Chancellor Park (12)                         1   University Town Center          1988     195,733        81%         $ 28.17
                                           -------                                         ----------     -----          -------


     TOTAL/WEIGHTED AVERAGE                     73                                         28,511,578        89%(5)      $ 22.58(13)
                                           =======                                         ==========     =====          =======

----------

(1) Calculated based on base rent payable as of September 30, 2002, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers.

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

(5) Leases have been executed at certain Office Properties but had not commenced as of September 30, 2002. If such leases had commenced as of September 30, 2002, the percent leased for all Office Properties would have been 91%. The total percent leased for these Properties would have been as follows: Carter Burgess Plaza - 98%, Three Westlake - 100%, 1800 West Loop - 73%, The Avallon - 100%, and MCI Tower - 60%.

(6) The Operating Partnership has a 0.1% general partner interest and a 19.9% limited partner interest in the partnerships that own Four Westlake Park, Three Westlake Park and Bank One Tower.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


(8) Excludes the 5 Houston Center Office Property, which was placed in service on September 16, 2002. This Office Property will be included when it becomes stabilized. At September 30, 2002, it was 34% leased. If executed leases at September 30, 2002 had commenced, it would have been 88% leased.

(9) The Operating Partnership has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

(10) Johns Manville Plaza was acquired by the Operating Partnership on August 29, 2002.

(11) The Operating Partnership has a 40% member interest in the limited liability company that owns Miami Center.

(12) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership, which owns the building.

(13) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of September 30, 2002, giving effect to free rent and scheduled rent increases that are taken into consideration under GAAP and also including adjustments for expenses payable by or reimbursed from customers is $22.71.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

              The following tables show schedules of lease expirations for leases in place as of September 30, 2002, for the Operating Partnership's total Office Properties and for Dallas, Houston and Austin, Texas, and Denver, Colorado, individually, for each of the 10 years beginning with 2002, assuming that none of the customers exercises or has exercised renewal options.

Total Office Properties

                                                                                                      PERCENTAGE
                                        NET RENTABLE           PERCENTAGE OF                           TOTAL OF       ANNUAL FULL-
                                            AREA                 LEASED NET         ANNUAL           ANNUAL FULL-     SERVICE RENT
                        NUMBER OF        REPRESENTED           RENTABLE AREA     FULL-SERVICE        SERVICE RENT      PER SQUARE
                      TENANTS WITH      BY EXPIRING              REPRESENTED      RENT UNDER         REPRESENTED       FOOT OF NET
  YEAR OF LEASE         EXPIRING           LEASES               BY EXPIRING        EXPIRING          BY EXPIRING      RENTABLE AREA
   EXPIRATION            LEASES         (SQUARE FEET)              LEASES           LEASES(1)           LEASES        EXPIRING (1)
  -------------       ------------      -------------          -------------     -------------       ------------     -------------
      2002                     233          1,667,335(2)(3)           6.7%       $  38,019,466                6.4%         $  22.80
      2003                     361          3,579,920(4)(5)          14.3           78,035,044               13.1             21.80
      2004                     298          4,374,255                17.4          101,227,128               17.0             23.14
      2005                     282          3,585,999                14.3           83,173,181               14.0             23.19
      2006                     180          2,611,299                10.4           63,952,207               10.7             24.49
      2007                     173          2,797,085                11.2           65,761,851               11.0             23.51
      2008                      54          1,071,904                 4.3           25,569,531                4.3             23.85
      2009                      37            943,491                 3.8           24,404,507                4.1             25.87
      2010                      32          1,535,400                 6.1           42,578,335                7.1             27.73
      2011                      27            900,065                 3.6           23,973,071                4.0             26.63
2012 and thereafter             32          2,006,355                 7.9           49,397,995                8.3             24.62
                            ------      -------------          ----------        -------------        -----------     -------------
                             1,709         25,073,108(6)            100.0%       $ 596,092,316              100.0%          $ 23.77
                            ======      =============          ==========        =============        ===========     =============

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2)    Expirations by quarter are as follows: Q4: 1,667,335 sf.

(3) As of September 30, 2002 leases have been signed for 746,219 net rentable square feet (representing approximately 45% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

(4) Expirations by quarter are as follows: Q1: 1,124,696 sf Q2: 986,832 sf Q3: 701,764 sf Q4: 766,628 sf.

(5) As of September 30, 2002 leases have been signed for 1,388,127 net rentable square feet (representing approximately 39% of expiring square footage and rent leases and leasing of previously vacant space) commencing in 2003.

(6)    Reconciliation of Occupied Square Footage to Total Office NRA:


                                              SQUARE
                                               FEET
                                            ----------
Occupied square footage                     25,073,108
Non-revenue generating space                   359,687
                                            ----------
Total occupied office square footage        25,432,795
Total vacant square footage                  3,078,783
                                            ----------
Total office NRA                            28,511,578
                                            ==========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


DALLAS OFFICE PROPERTIES

                                                                                                      PERCENTAGE
                                        NET RENTABLE           PERCENTAGE OF                           TOTAL OF       ANNUAL FULL-
                                            AREA                 LEASED NET         ANNUAL           ANNUAL FULL-     SERVICE RENT
                        NUMBER OF        REPRESENTED           RENTABLE AREA     FULL-SERVICE        SERVICE RENT      PER SQUARE
                      TENANTS WITH      BY EXPIRING              REPRESENTED      RENT UNDER         REPRESENTED       FOOT OF NET
  YEAR OF LEASE         EXPIRING           LEASES               BY EXPIRING        EXPIRING          BY EXPIRING      RENTABLE AREA
   EXPIRATION            LEASES         (SQUARE FEET)              LEASES           LEASES(1)           LEASES        EXPIRING (1)
  -------------       ------------      -------------          -------------     -------------       ------------     -------------
        2002                59             508,984(2)(3)             5.6%        $  13,873,448               6.3%        $ 27.26
        2003                95           1,344,481(4)(5)            14.9            29,662,076              13.5           22.06
        2004                87           1,235,599                  13.7            32,070,950              14.6           25.96
        2005               107           1,847,576                  20.5            41,195,819              18.7           22.30
        2006                43             680,220                   7.5            17,394,448               7.9           25.57
        2007                51           1,123,308                  12.4            27,575,931              12.5           24.55
        2008                15             516,780                   5.7            12,796,529               5.8           24.76
        2009                 9             409,489                   4.5            10,730,350               4.9           26.20
        2010                12             670,634                   7.4            19,877,588               9.0           29.64
        2011                 7             251,030                   2.8             6,947,876               3.2           27.68
2012 and thereafter         12             440,292                   5.0             7,869,961               3.6           17.87
                        ------           ---------               -------         -------------           -------      ----------
                           497           9,028,393                 100.0%        $ 219,994,976             100.0%        $ 24.37
                        ======           =========               =======         =============           =======      ==========

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2)    Expirations by quarter are as follows: Q4 508,984 sf.

(3) As of September 30, 2002 leases have been signed for 189,931 net rentable square feet (representing approximately 37% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

(4)    Expirations by quarter are as follows: Q1: 592,840 sf Q2: 405,184 sf Q3:
       136,951 sf Q4: 209,506 sf.

(5) As of September 30, 2002 leases have been signed for 492,560 net rentable square feet (representing approximately 37% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2003.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


HOUSTON OFFICE PROPERTIES

                                                                                                      PERCENTAGE
                                        NET RENTABLE           PERCENTAGE OF                           TOTAL OF       ANNUAL FULL-
                                            AREA                 LEASED NET         ANNUAL           ANNUAL FULL-     SERVICE RENT
                        NUMBER OF        REPRESENTED           RENTABLE AREA     FULL-SERVICE        SERVICE RENT      PER SQUARE
                      TENANTS WITH      BY EXPIRING              REPRESENTED      RENT UNDER         REPRESENTED       FOOT OF NET
  YEAR OF LEASE         EXPIRING           LEASES               BY EXPIRING        EXPIRING          BY EXPIRING      RENTABLE AREA
   EXPIRATION            LEASES         (SQUARE FEET)              LEASES           LEASES(1)           LEASES        EXPIRING (1)
  -------------       ------------      -------------          -------------     -------------       ------------     -------------
       2002               104                 829,555(2)(3)          9.0%        $  17,040,934           8.1%             $ 20.54
       2003               136               1,166,459(4)(5)         12.6            24,374,256          11.7                20.90
       2004               117               1,898,176               20.6            39,572,871          18.9                20.85
       2005                88                 650,680                7.1            14,777,526           7.1                22.71
       2006                64               1,124,218               12.2            25,394,927          12.1                22.59
       2007                65               1,203,580               13.0            26,247,046          12.5                21.81
       2008                16                 350,636                3.8             7,469,410           3.6                21.30
       2009                 8                  87,434                1.0             2,147,400           1.0                24.56
       2010                11                 591,928                6.4            14,602,679           7.0                24.67
       2011                13                 534,394                5.8            12,848,920           6.1                24.04
2012 and thereafter         6                 796,770                8.5            24,763,651          11.9                31.08
                       ------     --------------------       -----------         -------------        ------              -------
                          628               9,233,830              100.0%        $ 209,239,620         100.0%             $ 22.66
                       ======     ====================       ===========         =============        ======              =======

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2)    Expirations by quarter are as follows: Q4: 829,555 sf.

(3) As of September 30, 2002 leases have been signed for 360,784 net rentable square feet (representing approximately 43% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

(4)    Expirations by quarter are as follows: Q1: 178,720 sf Q2: 443,970 sf Q3:
       372,719 sf Q4: 171,050 sf.

(5) As of September 30, 2002 leases have been signed for 766,894 net rentable square feet (representing approximately 66% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2003.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

DENVER OFFICE PROPERTIES

                                                                                                      PERCENTAGE
                                        NET RENTABLE           PERCENTAGE OF                           TOTAL OF       ANNUAL FULL-
                                            AREA                 LEASED NET         ANNUAL           ANNUAL FULL-     SERVICE RENT
                        NUMBER OF        REPRESENTED           RENTABLE AREA     FULL-SERVICE        SERVICE RENT      PER SQUARE
                      TENANTS WITH      BY EXPIRING              REPRESENTED      RENT UNDER         REPRESENTED       FOOT OF NET
  YEAR OF LEASE         EXPIRING           LEASES               BY EXPIRING        EXPIRING          BY EXPIRING      RENTABLE AREA
   EXPIRATION            LEASES         (SQUARE FEET)              LEASES           LEASES(1)           LEASES        EXPIRING (1)
  -------------       ------------      -------------          -------------     -------------       ------------     -------------

       2002                18              98,070(2)(3)               5.0%         $ 1,835,797              4.2%         $ 18.72
       2003                38             443,555(4)(5)              22.7            9,430,578             21.4            21.26
       2004                25             397,378                    20.3            8,138,678             18.5            20.48
       2005                19             305,935                    15.7            6,804,690             15.4            22.24
       2006                11             152,776                     7.8            3,804,720              8.6            24.90
       2007                16             144,301                     7.4            3,407,362              7.7            23.61
       2008                 6              53,787                     2.8            1,180,878              2.7            21.95
       2009                11             203,472                    10.4            5,211,558             11.8            25.61
       2010                 3              91,074                     4.7            2,631,070              6.0            28.89
       2011                 1               2,478                     0.1               52,038              0.1            21.00
2012 and thereafter         1              61,080                     3.1            1,599,197              3.6            26.18
                        -----           ---------                 -------          -----------          -------          --------
                          149           1,953,906                   100.0%         $44,096,566            100.0%         $ 22.57
                        =====           =========                 =======          ===========          =======          ========

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2)    Expirations by quarter are as follows: Q4: 98,070 sf.

(3) As of September 30, 2002 leases have been signed for 93,768 net rentable square feet (representing approximately 96% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

(4)    Expirations by quarter are as follows: Q1: 76,494 sf Q2: 25,845 sf Q3:
       57,113 Q4: 284,103 sf.

(5) As of September 30, 2002 leases have been signed for 37,031 net rentable square feet (representing approximately 8% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2003.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

AUSTIN OFFICE PROPERTIES
                                                                                           PERCENTAGE
                                     NET RENTABLE      PERCENTAGE OF                         TOTAL OF       ANNUAL FULL-
                                          AREA          LEASED NET          ANNUAL          ANNUAL FULL-    SERVICE RENT
                       NUMBER OF      REPRESENTED     RENTABLE AREA      FULL-SERVICE      SERVICE RENT      PER SQUARE
                      TENANTS WITH    BY EXPIRING      REPRESENTED        RENT UNDER        REPRESENTED      FOOT OF NET
   YEAR OF LEASE        EXPIRING         LEASES         BY EXPIRING        EXPIRING         BY EXPIRING     RENTABLE AREA
     EXPIRATION          LEASES      (SQUARE FEET)        LEASES           LEASES(1)           LEASES        EXPIRING(1)
-------------------   ------------   -------------    --------------     ------------      -------------    -------------

       2002                     17      53,797(2)(3)          3.1%        $ 1,664,541             3.6%          $ 30.94
       2003                     33     249,460(4)(5)         14.4           6,226,323            13.6             24.96
       2004                     19     349,919               20.2           8,518,887            18.6             24.35
       2005                     25     529,901               30.6          13,812,528            30.1             26.07
       2006                     16     320,394               18.5           9,233,495            20.1             28.82
       2007                     10      84,278                4.9           2,432,875             5.3             28.87
       2008                      7      78,902                4.6           2,321,594             5.1             29.42
       2009                      2      29,935                1.7             833,259             1.8             27.84
       2010                      1       1,387                0.1              31,665             0.1             22.83
       2011                     --          --                0.0                  --             0.0                --
2012 and thereafter              1      33,315                1.9             834,248             1.7             25.04
                      ------------   ---------         ----------         -----------         --------          -------
                               131   1,731,288              100.0%        $45,909,415            100.0%         $ 26.52
                      ============   =========         ==========         ===========         ========          =======

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2)  Expirations by quarter are as follows: Q4: 53,797 sf.

(3) As of September 30, 2002 leases have been signed for 5,057 net rentable square feet (representing approximately 9% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

(4)  Expirations by quarter are as follows: Q1: 93,914 sf Q2: 59,276 sf Q3:
     76,759 sf Q4: 19,511 sf.

(5) As of September 30, 2002 leases have been signed for 31,762 net rentable square feet (representing approximately 13% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2003.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

OTHER OFFICE PROPERTIES
                                                                                       PERCENTAGE
                                      NET RENTABLE    PERCENTAGE OF                     TOTAL OF      ANNUAL FULL-
                                         AREA           LEASED NET       ANNUAL       ANNUAL FULL-    SERVICE RENT
                      NUMBER OF       REPRESENTED     RENTABLE AREA   FULL-SERVICE    SERVICE RENT    PER SQUARE
                     TENANTS WITH     BY EXPIRING      REPRESENTED     RENT UNDER      REPRESENTED    FOOT OF NET
   YEAR OF LEASE       EXPIRING         LEASES         BY EXPIRING      EXPIRING       BY EXPIRING   RENTABLE AREA
     EXPIRATION         LEASES       (SQUARE FEET)        LEASES       LEASES(1)         LEASES       EXPIRING(1)
-------------------  ------------   ---------------   -------------   -------------   ------------   -------------
2002                      35          176,929(2)(3)        5.7%        $ 3,604,746         4.7%        $  20.37
2003                      59          375,965(4)(5)       12.0           8,341,811        10.9            22.19
2004                      50          493,183             15.8          12,925,742        16.8            26.21
2005                      43          251,907              8.1           6,582,618         8.6            26.13
2006                      46          333,691             10.7           8,124,617        10.6            24.35
2007                      31          241,618              7.7           6,098,637         7.9            25.24
2008                      10           71,799              2.3           1,801,120         2.3            25.09
2009                       7          213,161              6.8           5,481,940         7.1            25.72
2010                       5          180,377              5.8           5,435,333         7.1            30.13
2011                       6          112,163              3.6           4,124,237         5.4            36.77
2012 and thereafter       12          674,898             21.5          14,330,938        18.6            21.23
                         ---        ---------            -----        ------------       -----         --------
                         304        3,125,691            100.0%       $ 76,851,739       100.0%        $  24.59
                         ===        =========            =====        ============       =====         ========

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2)  Expirations by quarter are as follows: Q4: 176,929 sf.

(3) As of September 30, 2002 leases have been signed for 96,679 net rentable square feet (representing approximately 55% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

(4)  Expirations by quarter are as follows: Q1: 182,728 sf Q2: 52,557 sf Q3:
     58,222 sf Q4: 82,458 sf.

(5) As of September 30, 2002 leases have been signed for 59,880 net rentable square feet (representing approximately 16% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2003.

         The following table shows, as of September 30, 2002, the principal businesses conducted by the customers at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the customers.

  INDUSTRY SECTOR                                    LEASED SQ. FT.
  ---------------                                    --------------

Professional Services(1)                                      28%
Energy(2)                                                     20
Financial Services(3)                                         19
Telecommunications                                             7
Technology                                                     7
Other(4)                                                       5
Manufacturing                                                  4
Food Service                                                   3
Government                                                     3
Retail                                                         2
Medical                                                        2
                                                     -----------
TOTAL LEASED                                                 100%
                                                     ===========
Average square foot per customer                          14,767
                                                     ===========

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


HISTORICAL OFFICE PROPERTY CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COSTS

         The following table sets forth non-incremental revenue generating and incremental revenue generating capital expenditures (excluding those expenditures which are recoverable from tenants) and tenant improvement and leasing costs for the nine months ended September 30, 2002 and the year ended December 31, 2001. Tenant improvement and leasing costs for signed leases during a particular period do not necessarily equal the cash paid for the tenant improvement and leasing costs during such period due to timing of payments.

                                                         NINE MONTHS ENDED       YEAR ENDED
                                                         SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                                         ------------------   -----------------
NON-INCREMENTAL REVENUE GENERATING
CAPITAL EXPENDITURES:(1)(2)
         Capital Expenditures (in thousands)              $           8,996   $          15,672
         Per Square Foot                                  $            0.35   $            0.58
 TENANT IMPROVEMENT AND LEASING COSTS:(3)(4)(6)
         Replacement Tenant Square Feet                             658,764           1,099,868
         Renewal Tenant Square Feet                               1,506,651             790,203
         Tenant Improvement Costs (in thousands)          $          21,286   $          12,154
         Per square foot leased                           $            9.83   $            6.43
         Tenant Leasing Costs (in thousands)              $          13,036   $           7,238
         Per Square Foot Leased                           $            6.02   $            3.83
         Total (in thousands)                             $          34,322   $          19,392
             Total Per Square Foot                                    15.85               10.26
             Average Lease Term                                   6.8 years           5.2 years
             Total Per Square Foot Per Year               $            2.33   $            1.97

                                                          NINE MONTHS ENDED      YEAR ENDED
                                                         SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                                         ------------------   -----------------
INCREMENTAL REVENUE GENERATING
CAPITAL EXPENDITURES:(1)(2)
         Capital Expenditures (in thousands)              $           2,874   $          10,849
         Per Square Foot                                  $            0.11   $            0.40
TENANT IMPROVEMENT AND LEASING COSTS:(3)(5)(6)
         New Tenant Square Feet                                     348,623             372,857
         Expansion Tenant Square Feet                               168,600             371,656
         Tenant Improvement Costs (in thousands)          $           5,272   $          10,877
         Per square foot leased                           $           10.19   $           14.61
         Tenant Leasing Costs (in thousands)              $           2,896   $           4,623
         Per square foot leased                           $            5.60   $            6.21
         Total (in thousands)                             $           8,168   $          15,501
             Total Per Square Foot                        $           15.79   $           20.82
             Average Lease Term                                   5.5 years           5.8 years
             Total Per Square Foot Per Year               $            2.87   $            3.59

(1) Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to be made in the Operating Partnership's Office Property portfolio. The Operating Partnership maintains an active preventive maintenance program in order to minimize required capital improvements. In addition, certain improvement costs are recoverable from tenants.

(2)  Enhancements/Additions to building infrastructure.

(3) Represents 100% of committed Tenant Improvements and Leasing Costs related to each tenant without regard to the Operating Partnership's ownership in the building.

(4) Non-Incremental Revenue Generating Tenant Improvements and Leasing Costs exclude temporary leases and leases whose commencement dates are more than 12 months from the current quarter end.

(5) Incremental Revenue Generating Tenant Improvements and Leasing Costs are comprised of signed leases on Office Property square footage that has not contributed to Office Property in the preceding two quarters.

(6) Tenant improvement and leasing costs also may fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease (new, renewal, or replacement tenant), the involvement of external leasing agents and overall competitive market conditions. Management believes that future recurring tenant improvements and leasing costs for the Operating Partnership's existing Office Properties will approximate on average for "renewal tenants," $6.00 to $8.00 per square foot, or $1.20 to $1.60 per square foot per year based on average five-year lease term, and, on average for "replacement tenants," $12.00 to $14.00 per square foot, or $2.40 to $2.80 per square foot per year based on an average five-year lease term, and, on average for "new and expansion tenants," $16.00 to $20.00 per square foot, or $3.20 to $4.00 per square foot per year based on an average five-year lease term.

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

Same-Store Analysis

         As of September 30, 2002, the Operating Partnership owned nine Resort/Hotel Properties. The following table shows same-store net operating income, weighted average occupancy, average daily rate and revenue per available room/guest night for the nine Resort/Hotel Properties for the three and nine months ended September 30, 2002 and 2001.

                                     Resorts

                                               THREE MONTHS ENDED SEPTEMBER 30          NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------   -------------------------------------
                                                                PERCENTAGE/POINT                         PERCENTAGE/POINT
                                            2002      2001    INCREASE (DECREASE)      2002     2001          DECREASE
                                           ------    ------   -------------------   -------    ------    ----------------

Same-Store NOI (in thousands)              $6,185    $7,085          (13)%          $22,707    $24,938         (9)%
Weighted Average Occupancy                     74%       72%        2pts                 71%        72%        (1)pts
Average Daily Rate                         $  417    $  418           --%           $    463   $   469         (1)%
Revenue per Available Room/Guest Night     $  301    $  294            2%           $    319   $   331         (4)%

                              Business-Class Hotels

                                               THREE MONTHS ENDED SEPTEMBER 30          NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------   -------------------------------------
                                                                PERCENTAGE/POINT                         PERCENTAGE/POINT
                                            2002      2001    INCREASE (DECREASE)     2002      2001          DECREASE
                                           ------    ------   -------------------   -------    ------    ----------------

Same-Store NOI (in thousands)              $3,714     $3,672            1%            $13,676   $14,111         (3)%
Weighted Average Occupancy                  73%         72%            1pts                71%       72%        (1)pts
Average Daily Rate                          $109       $111            (2)%           $   114   $   118         (3)%
Revenue per Available Room                   $79         $80           (1)%           $    81   $    85         (5)%

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Properties

         The following table shows certain information for the nine months ended September 30, 2002, and 2001, with respect to the Operating Partnership's Resort/Hotel Properties. The information for the Resort/Hotel properties is based on available rooms, except for Canyon Ranch - Tucson and Canyon Ranch - Lenox, which measure their performance based on available guest nights.

                                                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            ---------------------------------------

                                                                                                  AVERAGE            AVERAGE
                                                                                                 OCCUPANCY            DAILY
                                                                  YEAR                             RATE                RATE
                                                                COMPLETED/                   ----------------   -----------------
RESORT/HOTEL PROPERTY(1)                        LOCATION        RENOVATED       ROOMS         2002     2001      2002       2001
                                                                               -------       -----    ------    -------    ------

UPSCALE BUSINESS CLASS HOTELS:
   Denver Marriott City Center              Denver, CO        1982/1994/2002       613          77%       81%      $119      $124
   Hyatt Regency Albuquerque                Albuquerque, NM        1990            395          73        70        106       106
   Omni Austin Hotel                        Austin, TX             1986            375          70        69        117       126
   Renaissance Houston Hotel                Houston, TX         1975/2000          388          62        65        111       113
                                                                               -------       -----    ------    -------    ------
     TOTAL/WEIGHTED AVERAGE                                                      1,771          71%       72%      $114      $118
                                                                               =======       =====    ======    =======    ======

LUXURY RESORTS AND SPAS:
   Park Hyatt Beaver Creek Resort and Spa   Avon, CO               1989            275          61%       62%      $294      $290
   Sonoma Mission Inn & Spa                 Sonoma, CA        1927/1987/1997       228          63        63        268       299
   Ventana Inn & Spa                        Big Sur, CA       1975/1982/1988        62          73        75        394       423
                                                                               -------       -----    ------    -------    ------
     TOTAL/WEIGHTED AVERAGE                                                        565          63%       64%      $296      $311
                                                                               =======       =====    ======    =======    ======

                                                                                GUEST
DESTINATION FITNESS RESORTS AND SPAS:                                           NIGHTS
   Canyon Ranch-Tucson                      Tucson, AZ             1980            259(2)
   Canyon Ranch-Lenox                       Lenox, MA              1989            212(2)
                                                                               -------       -----    ------    -------    ------
     TOTAL/WEIGHTED AVERAGE                                                        471          80%       83%   $   628    $  621
                                                                               =======       =====    ======    =======    ======

LUXURY AND DESTINATION FITNESS RESORTS COMBINED                                                 71%       72%   $   463    $  469
                                                                                             =====    ======    =======    ======

        GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES                                71%       72%   $   244    $  249
                                                                                             =====    ======    =======    ======


                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                            ---------------------------------------
                                                                          REVENUE
                                                                            PER
                                                                         AVAILABLE
                                                                      ROOM/GUEST NIGHT
                                                                    -------------------
RESORT/HOTEL PROPERTY(1)                                              2002       2001
                                                                    -------     -------

UPSCALE BUSINESS CLASS HOTELS:
   Denver Marriott City Center                                          $92        $100
   Hyatt Regency Albuquerque                                             77          74
   Omni Austin Hotel                                                     82          87
   Renaissance Houston Hotel                                             69          74
                                                                    -------     -------
     TOTAL/WEIGHTED AVERAGE                                             $81         $85
                                                                    =======     =======

LUXURY RESORTS AND SPAS:
   Park Hyatt Beaver Creek Resort and Spa                              $180        $178
   Sonoma Mission Inn & Spa                                             169         188
   Ventana Inn & Spa                                                    286         316
                                                                    -------     -------
     TOTAL/WEIGHTED AVERAGE                                            $187        $198
                                                                    =======     =======


DESTINATION FITNESS RESORTS AND SPAS:
   Canyon Ranch-Tucson
   Canyon Ranch-Lenox
                                                                    -------     -------
     TOTAL/WEIGHTED AVERAGE                                         $   478     $   490
                                                                    =======     =======

LUXURY AND DESTINATION FITNESS RESORTS COMBINED                     $   319     $   331
                                                                    =======     =======

        GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES    $   172     $   178
                                                                    =======     =======

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

RESIDENTIAL DEVELOPMENT SEGMENT

Operating Information

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, pursuant to a strict foreclosure, substantially all of COPI's voting interests in three of the Residential Development Corporations: The Woodlands Land Company, Inc. ("TWLC"), Desert Mountain Development Corporation ("DMDC") and Crescent Resort Development, Inc. ("CRDI"). The Operating Partnership fully consolidated the operations of the three Residential Development Corporations beginning on the date of the asset transfers.

         As of September 30, 2002, the Operating Partnership owned or had economic interests in five Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 21 Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                     2002             2001
                                                --------------   --------------

Residential Lot Sales                                      306              432
Average Sales Price per Lot                     $       78,000   $       75,000
Commercial Land Sales                                  8 acres          6 acres
Average Sales Price per Acre                    $      384,000   $      381,000

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                     2002           2001
                                                 ------------   ------------

Residential Lot Sales                                     818          1,296
Average Sales Price per Lot                      $     69,000   $     77,000
Commercial Land Sales                                60 acres       83 acres
Average Sales Price per Acre                     $    346,000   $    331,000

o Average sales price per lot decreased by $8,000, or 10%, due to fewer higher priced lots sold primarily from the Carlton Woods development in the nine months ended September 30, 2002, compared to the same period in 2001.

o Carlton Woods is The Woodlands' new upscale residential development. It is a gated community consisting of 491 lots located around a Jack Nicklaus signature golf course. As of September 30, 2002, 233 lots had been sold at prices ranging from $0.1 million to $2.2 million per lot, or an average price of $348,000 per lot. Additional phases within Carlton Woods are expected to be marketed to the public during the next two years.

o Future buildout of The Woodlands is estimated at approximately 12,264 residential lots and approximately 1,599 acres of commercial land, of which approximately 1,482 residential lots and 972 acres are currently in inventory.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

         The following table shows residential lot sales at an average price per lot.

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------
                                                   2002             2001
                                              --------------   ---------------

Residential Lot Sales                                      6             17
Average Sales Price per Lot(1)                  $    831,000   $    470,000

(1)  Includes equity golf membership.

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                     2002              2001
                                                 ------------      ------------

Residential Lot Sales                                      54                59
Average Sales Price per Lot(1)                   $    746,000      $    734,000

(1)  Includes equity golf membership.

o Approved future buildout of Desert Mountain is estimated to be approximately 205 residential lots, of which approximately 120 are currently in inventory.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Crescent Resort Development, Inc., Beaver Creek, Colorado:

         The following table shows total active projects, residential lot and residential unit sales and average sales price per lot and unit.

                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                       2002            2001
                                                 --------------   -------------

Active Projects                                              14             13
Residential Lot Sales                                        30             34
Residential Unit Sales:
     Townhome Sales                                           1              1
     Single-Family Home Sales                                --             --
     Condominium Sales                                       26             10
     Residential Equivalent Timeshare Unit Sales              2             --
Commercial Land Sales                                        --             --
Average Sales Price per Residential Lot            $    108,000   $     86,000
Average Sales Price per Residential Unit           $1.0 million   $1.7 million
Average Sales Price per Residential Equivalent
  Timeshare Unit                                   $1.1 million             --

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                     2002               2001
                                                 ------------       ------------

Active Projects                                            14               13
Residential Lot Sales                                     189              108
Residential Unit Sales:
     Townhome Sales                                         3                9
     Single-Family Home Sales                              --               --
     Condominium Sales                                    222               22
     Residential Equivalent Timeshare Unit Sales           10               --
Commercial Land Sales                                      --               --
Average Sales Price per Residential Lot          $     68,000     $     64,000
Average Sales Price per Residential Unit         $    669,000     $1.6 million
Average Sales Price per Residential Equivalent
  Timeshare Unit                                 $1.2 million               --

o Average sales price per unit decreased $0.9 million, or 56%, due to lower priced product mix sold in the nine months ended September 30, 2002, as compared to the same period in 2001.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Properties

         The following table shows certain information as of September 30, 2002, relating to the Residential Development Properties.

                                                                                                           TOTAL       TOTAL
                     RESIDENTIAL                                            RESIDENTIAL     TOTAL       LOTS/UNITS   LOTS/UNITS
  RESIDENTIAL        DEVELOPMENT                                            DEVELOPMENT     LOTS/        DEVELOPED     CLOSED
  DEVELOPMENT        PROPERTIES           TYPE OF                          CORPORATION'S    UNITS          SINCE       SINCE
 CORPORATION(1)         (RDP)             RDP(2)       LOCATION             OWNERSHIP %    PLANNED       INCEPTION   INCEPTION
 --------------      ---------------      -------    --------------        -------------   -------      ----------   ---------

Desert Mountain      Desert Mountain        SF       Scottsdale, AZ           93.0%          2,665          2,354       2,234
                                                                                           -------        -------     -------
    Development
    Corporation

The Woodlands        The Woodlands          SF       The Woodlands, TX        42.5%(6)      37,554         26,772      25,290
                                                                                           -------        -------     -------
    Land Company,
    Inc.

Crescent             Bear Paw Lodge         CO       Avon, CO                 60.0%             53             53          53
    Resort           Eagle Ranch            SF       Eagle, CO                60.0%          1,100(6)         535         484
    Development,     Main Street
    Inc.              Junction              CO       Breckenridge, CO         30.0%             36             36          30
                     Main Street
                      Station               CO       Breckenridge, CO         30.0%             82             82          77
                     Main Street Station
                      Vacation Club         TS       Breckenridge, CO         30.0%             42             42          21
                     Riverbend              SF       Charlotte, NC            60.0%            650            205         205
                     Three Peaks
                      (Eagle's Nest)        SF       Silverthorne, CO         30.0%            391(6)         253         184
                     Park Place at
                      Riverfront            CO       Denver, CO               64.0%            70(6)           70          64
                     Park Tower at
                      Riverfront            CO       Denver, CO               64.0%            61(6)           61          49
                     Promenade Lofts
                      at Riverfront         CO       Denver, CO               64.0%            66(6)           66          60
                     Cresta               TH/SFH     Edwards, CO              60.0%            25(6)           20          18
                     Snow Cloud             CO       Avon, CO                 64.0%            54              54          48
                     One Vendue Range       CO       Charleston, SC           62.0%            50(6)           --           -
                     Tahoe Mountain
                      Resorts           SF/CO/TH/TS  Tahoe, CA          57.0%-71.2%            --(7)          --(7)        --(7)
                                                                                           -------        -------     -------
      TOTAL CRESCENT RESORT DEVELOPMENT, INC.                                                2,680          1,477       1,293
                                                                                           -------        -------     -------

Mira Vista           Mira Vista             SF       Fort Worth, TX          100.0%            740            740         707
    Development      The Highlands          SF       Breckenridge, CO         12.3%            750            503         456
    Corp.                                                                                  -------        -------     -------

      TOTAL MIRA VISTA DEVELOPMENT CORP.                                                     1,490          1,243       1,163
                                                                                           -------        -------     -------

Houston Area         Falcon Point           SF       Houston, TX             100.0%            510            364         326
    Development      Falcon Landing         SF       Houston, TX             100.0%            623            566         539
    Corp.            Spring Lakes           SF       Houston, TX             100.0%            520            338         303
                                                                                           -------        -------     -------

      TOTAL HOUSTON AREA DEVELOPMENT CORP.                                                   1,653          1,268       1,168
                                                                                           -------        -------     -------

         TOTAL                                                                              46,042         33,114      31,148
                                                                                           =======        =======     =======


                                                     AVERAGE
                       RESIDENTIAL                    CLOSED            RANGE OF
  RESIDENTIAL          DEVELOPMENT                  SALE PRICE          PROPOSED
  DEVELOPMENT          PROPERTIES                    PER LOT/          SALE PRICES
 CORPORATION(1)           (RDP)                     UNIT($)(3)     PER LOT/UNIT($)(4)
 --------------      ---------------                ----------     ------------------

Desert Mountain      Desert Mountain                  522,000      400,000 - 4,000,000

    Development
    Corporation

The Woodlands        The Woodlands                     58,000       16,000 - 2,160,000

    Land Company,
    Inc.

Crescent             Bear Paw Lodge                 1,450,000      665,000 - 2,025,000
    Resort           Eagle Ranch                       80,000       50,000 -   150,000
    Development,     Main Street
    Inc.              Junction                        460,000      300,000 -   580,000
                     Main Street
                      Station                         490,000      215,000 - 1,065,000
                     Main Street Station
                      Vacation Club                 1,129,000      380,000 - 4,600,000
                     Riverbend                         30,000       25,000 -    38,000
                     Three Peaks
                      (Eagle's Nest)                  257,000      135,000 -   425,000
                     Park Place at
                      Riverfront                      415,000      195,000 - 1,445,000
                     Park Tower at
                      Riverfront                      640,000      180,000 - 2,100,000
                     Promenade Lofts
                      at Riverfront                   426,000      180,000 - 2,100,000
                     Cresta                         1,874,000    1,230,000 - 3,434,000
                     Snow Cloud                     1,714,000      840,000 - 4,545,000
                     One Vendue Range                     N/A      450,000 - 3,100,000
                     Tahoe Mountain
                      Resorts                             N/A          N/A         N/A

      TOTAL CRESCENT RESORT DEVELOPMENT, INC.


Mira Vista           Mira Vista                        99,000       50,000 -   265,000
    Development      The Highlands                    193,000       55,000 -   625,000
    Corp.

      TOTAL MIRA VISTA DEVELOPMENT CORP.


Houston Area         Falcon Point                      42,000       28,000 -    52,000
    Development      Falcon Landing                    21,000       20,000 -    26,000
    Corp.            Spring Lakes                      31,000       35,000 -    50,000


      TOTAL HOUSTON AREA DEVELOPMENT CORP.


         TOTAL


(1) As of December 31, 2001, the Operating Partnership had an approximately 95%, 95%, 90%, 94%, and 94% ownership interest in Desert Mountain Development Corporation, The Woodlands Land Company, Inc., Crescent Resort Development, Inc., Mira Vista Development Corp. and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations. On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's ownership interests, representing substantially all of the voting stock, in Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and Crescent Resort Development, Inc.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); SFH (Single-Family Homes) and TS (Timeshare Equivalent Units).

(3) Based on lots/units close during the Operating Partnership's ownership period.

(4)  Based on existing inventory of developed lots and lots to be developed.

(5)  Includes golf membership, which as of September 30, 2002, is $0.2 million.

(6) As of September 30, 2002, 65 golf course lots were under contract at Eagle Ranch representing $4.6 million in sales; one unit was under contract at Park Place at Riverfront representing $0.2 million in sales; three units were under contract at Park Tower at Riverfront representing $2.4 million in sales; two units were under contract at Promenade Lofts representing $0.8 million in sales; one unit was under contract at Cresta representing $2.6 million in sales; four lots were under contract at Three Peaks representing $1.2 million in sales and 45 units were under contract at One Vendue Range representing $53.9 million in sales.

(7) This project is in the early stages of development; and this information is not available as of September 30, 2002.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

Operating Information

         As of September 30, 2002, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

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

         AmeriCold Logistics deferred $20.6 million of the total $102.4 million of rent payable for the nine months ended September 30, 2002. The Operating Partnership's share of the deferred rent was $8.2 million. The Operating Partnership recognizes rental income when earned and collected and has not recognized the $8.2 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the nine months ended September 30, 2002.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


                  The following table shows the total, and the Operating Partnership's portion of, deferred rent and valuation allowance at December 31, 2001 and for the nine months ended September 30, 2002.

(in millions)
                                                                  VALUATION
                                      DEFERRED RENT               ALLOWANCE
                                  -----------------------   -----------------------
                                                COMPANY'S                 COMPANY'S
                                    TOTAL        PORTION      TOTAL        PORTION
                                  ----------   ----------   ----------   ----------

Balance at December 31, 2001      $     10.1   $      3.9   $       --   $       --
For the nine months ended
   September 30, 2002                   20.6          8.2         20.6          8.2
                                  ----------   ----------   ----------   ----------
Total                             $     30.7   $     12.1   $     20.6   $      8.2
                                  ==========   ==========   ==========   ==========

Properties

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of September 30, 2002:

                                 TOTAL CUBIC       TOTAL                                      TOTAL CUBIC          TOTAL
                  NUMBER OF        FOOTAGE      SQUARE FEET                     NUMBER OF       FOOTAGE         SQUARE FEET
   STATE        PROPERTIES(1)   (IN MILLIONS)  (IN MILLIONS)       STATE      PROPERTIES(1)  (IN MILLIONS)     (IN MILLIONS)
   -----        -------------   -------------  -------------       -----      -------------  -------------     -------------

Alabama              4              10.7           0.3        Missouri(2)           2               46.8               2.8
Arizona              1               2.9           0.1        Nebraska              2                4.4               0.2
Arkansas             6              33.1           1.0        New York              1               11.8               0.4
California           8              24.9           0.9        North Carolina        3               10.0               0.4
Colorado             1               2.8           0.1        Ohio                  1                5.5               0.2
Florida              5               7.5           0.3        Oklahoma              2                2.1               0.1
Georgia              8              49.5           1.7        Oregon                6               40.4               1.7
Idaho                2              18.7           0.8        Pennsylvania          2               27.4               0.9
Illinois             2              11.6           0.4        South Carolina        1                1.6               0.1
Indiana              1               9.1           0.3        South Dakota          1                2.9               0.1
Iowa                 2              12.5           0.5        Tennessee             3               10.6               0.4
Kansas               2               5.0           0.2        Texas                 2                6.6               0.2
Kentucky             1               2.7           0.1        Utah                  1                8.6               0.4
Maine                1               1.8           0.2        Virginia              2                8.7               0.3
Massachusetts        5              10.5           0.5        Washington            6               28.7               1.1
Mississippi          1               4.7           0.2        Wisconsin             3               17.4               0.6
                                                                                 ----         ----------        ----------
                                                              TOTAL                88(3)           441.5(3)           17.5(3)
                                                                                 ====         ==========        ==========

-----------

(1) As of September 30, 2002, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Operating Partnership has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of September 30, 2002, AmeriCold Logistics operated 101 temperature-controlled logistics properties with an aggregate of approximately 537.9 million cubic feet (20.6 million square feet).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Operating Partnership's use of financial instruments, such as debt instruments, subject the Operating Partnership to market risk which may affect the Operating Partnership's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Operating Partnership manages its market risk by attempting to match anticipated inflow of cash from its operating, investing and financing activities with anticipated outflow of cash to fund debt payments, distributions to shareholders, investments, capital expenditures and other cash requirements. The Operating Partnership also enters into derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt.

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Operating Partnership's variable rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

         The Operating Partnership's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable rate debt. The Operating Partnership had total outstanding debt of approximately $2.4 billion at September 30, 2002, of which approximately $225.8 million, or approximately 9.4%, was unhedged variable rate debt. The weighted average interest rate on such variable rate debt was 4.00% as of September 30, 2002. A 10% (40.0 basis point) increase in the weighted average interest rate on such variable rate debt would result in an annual decrease in net income and cash flows of approximately $0.9 million based on the unhedged variable rate debt outstanding as of September 30, 2002, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (40.0 basis point) decrease in the weighted average interest rate on such unhedged variable rate debt would result in an annual increase in net income and cash flows of approximately $0.9 million based on the unhedged variable rate debt outstanding as of September 30, 2002, as a result of the decreased interest expense associated with the change in rate.

CASH FLOW HEDGES

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable rate debt to fixed-rate debt and to manage its fixed to variable rate debt ratio. A description of these derivative financial instruments is contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flow Hedges" and is incorporated by reference into this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

         The Operating Partnership and Crescent Finance Company disclosure controls and procedures that are designed to ensure that information required to be disclosed in their respective reports under the Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Operating Partnership's and Crescent Finance Company's management, including their Chief Executive Officers and Chief Financial and Accounting Officers, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management of the Operating Partnership and Crescent Finance Company recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Operating Partnership and Crescent Finance Company carried out evaluations, under the supervision and with the participation of the Operating Partnership's and Crescent Finance Company's management, including their Chief Executive Officers and Chief Financial and Accounting

Officers, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures. Based on the foregoing, the Operating Partnership's and Crescent Finance Company's Chief Executive Officers and Chief Financial and Accounting Officers concluded that their disclosure controls and procedures were effective.

         There have been no significant changes in the internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Operating Partnership and Crescent Finance Company completed their evaluation.

PART II.          OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

               During the nine months ended September 30, 2002, Crescent Equities issued an aggregate of 106,574 common shares to holders of Operating Partnership units in exchange for 53,287 units. The issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Crescent Equities has registered the resale of such common shares under the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

ITEM 5.   OTHER INFORMATION

          Not Applicable.

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

                             CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                               (Registrant)

                                   By: Crescent Real Estate Equities, Ltd.,
                                       Its General Partner

                                   By /s/ John C. Goff
                                      ------------------------------------------
                                      John C. Goff
      Date: November 14, 2002         Sole Director and Chief Executive Officer



                                   By /s/ Jerry R. Crenshaw, Jr
                                      ------------------------------------------
                                      Jerry R. Crenshaw, Jr.
                                      Executive Vice President and Chief
                                      Financial Officer
      Date:  November 14, 2002        (Principal Financial and Accounting
                                      Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CRESCENT FINANCE COMPANY
                                  (Registrant)


                                  By /s/ John C. Goff
                                     -------------------------------------------
                                     John C. Goff
      Date:  November 14, 2002       Sole Director and Chief Executive Officer



                                  By /s/ Jerry R. Crenshaw, Jr
                                     -------------------------------------------
                                     Jerry R. Crenshaw, Jr.
                                     Executive Vice President and Chief
      Date:  November 14, 2002       Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

          I, John C. Goff, the Chief Executive Officer of Crescent Real Estate Equities, Ltd., the general partner of Crescent Real Estate Equities Limited Partnership, and the Chief Executive Officer of Crescent Finance Company hereby certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Crescent Real Estate Equities Limited Partnership and Crescent Finance Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of the registrants' boards of directors (or persons performing the equivalent functions):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Date:  November 14, 2002

                                                /s/ John C. Goff
                                                ------------------------------
                                                Name: John C. Goff
                                                Title: Chief Executive Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, John C. Goff, the Chief Executive Officer of Crescent Real Estate Equities, Ltd., the general partnership of Crescent Real Estate Equities Limited Partnership, and the Chief Executive Officer of Crescent Finance Company has executed this certification in connection with the filing with the Securities and Exchange Commission of the registrants' Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrants.

Date: November 14, 2002                       /s/ John C. Goff
                                              ----------------------------------
                                              John C. Goff
                                              Chief Executive Officer

                                 CERTIFICATIONS

         I, Jerry R. Crenshaw, Jr., the Executive Vice President and Chief Financial and Accounting Officer of Crescent Real Estate Equities Ltd., the general partner of Crescent Real Estate Equities Limited Partnership and the Executive Vice President and Chief Financial and Accounting Officer of Crescent Finance Company hereby certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Crescent Real Estate Equities Limited Partnership and Crescent Finance Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of the registrants' boards of directors (or persons performing the equivalent functions):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002        /s/ Jerry R. Crenshaw, Jr.
                                ------------------------------------------------
                                Jerry R. Crenshaw, Jr.
                                Executive Vice President and Chief Financial and
                                Accounting Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Jerry R. Crenshaw, Jr., the Executive Vice President and Chief Financial and Accounting Officer of Crescent Real Estate Equities Ltd., the general partner of Crescent Real Estate Equities Limited Partnership, and the Executive Vice President and Chief Financial and Accounting Officer of Crescent Finance Company, has executed this certification in connection with the filing with the Securities and Exchange Commission of the registrants' Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrants.

Date: November 14, 2002         /s/ Jerry R. Crenshaw, Jr.
                                ------------------------------------------------
                                Jerry R. Crenshaw, Jr.
                                Executive Vice President and Chief Financial and
                                Accounting Officer

                                  Exhibit List

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------

 3.01 Second Amended and Restated Agreement of Limited Partnership of the Crescent Real Estate Equities Limited Partnership dated
               November 1, 1997, as amended (filed as Exhibit No. 10.02 to the
               Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of Crescent Real Estate Equities Company (the "Company") and incorporated herein by reference)

 3.02 Certificate of Incorporation of Crescent Finance Company (filed as Exhibit No. 3.02 to the Registration Statements on Form S-4
               (File No. 333-89194) (the "Form S-4") and incorporated herein by reference)

 3.03 Bylaws of Crescent Finance Company (filed as Exhibit No. 3.03 to the Form S-4 and incorporated herein by reference)

 4.01          Restated Declaration of Trust of Crescent Real Estate Equities
               Company, as amended (filed as Exhibit No. 3.1 to the Registrant's
               Current Report on Form 8-K filed April 25, 2002 and incorporated herein by reference)

 4.02          Amended and Restated Bylaws of Crescent Real Estate Equities
               Company, as amended (filed as Exhibit No. 3.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998 and incorporated herein by reference)

 *4 Pursuant to Regulation S-K Item 601(b)(4)(iii), the Registrants by this filing agree, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrants.