Form 10-K
period 2002-12-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 2003-03-28
CIK 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

   (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.
                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBERS 333-42293
                                                333-89194-01

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP

                           CRESCENT FINANCE COMPANY *
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        75-2531304
              DELAWARE                                        42-1536518
---------------------------------------------           ----------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                        Identification Number)

            777 Main Street, Suite 2100, Fort Worth, Texas    76102
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

                              YES  [X]     NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                             YES  [X]     NO   [ ]

As of June 30, 2002, the aggregate market value of the 2,306,464 units of limited partnership interest held by non-affiliates of the registrant was approximately $86.3 million, based on the closing price on the New York Stock Exchange of $18.70 for common shares of beneficial interest of Crescent Real Estate Equities Company. Each unit is exchangeable for two common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Crescent Real Estate Equities Company's 2003 Annual Meeting of Shareholders to be held in June 2003 are incorporated by reference into Part III.

* Crescent Finance Company meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and therefore is filing this form with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                                          PAGE
                                     PART I.
Item 1.    Business..................................................................       3
Item 2.    Properties................................................................      17
Item 3.    Legal Proceedings.........................................................      29
Item 4.    Submission of Matters to a Vote of Security Holders.......................      29


                                    PART II.

Item 5.    Market for Registrant's Common Equity and Related Unitholder Matters......      30
Item 6.    Selected Financial Data...................................................      32
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.............................................................      33
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk................      80
Item 8.    Financial Statements and Supplementary Data...............................      81
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure......................................................     200


                                    PART III.

Item 10.   Trust Managers and Executive Officers of the Registrant...................     200
Item 11.   Executive Compensation....................................................     201
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Unitholder Matters.................................     201
Item 13.   Certain Relationships and Related Transactions............................     201
Item 14.   Controls and Procedures...................................................     201


                                    PART IV.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........     201

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("the General Partner"), which owns an approximately 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 84% limited partner interest in the Operating Partnership, with the remaining approximately 15% limited partner interest held by other limited partners.

         All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of December 31, 2002, the Company's approximately 84% limited partner interest has been treated as equivalent, for purposes of this report, to 49,021,210 units and the remaining approximately 15% limited partner interest has been treated as equivalent, for purposes of this report, to 8,878,342 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 584,844 units.

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

         Crescent Finance Company, a Delaware corporation wholly-owned by the Operating Partnership, was organized in March 2002 for the sole purpose of acting as co-issuer with the Operating Partnership of $375.0 million aggregate principal amount of 9.25% senior notes due 2009. Crescent Finance Company does not conduct operations of its own.

         At December 31, 2002, the assets and operations of the Operating Partnership were divided into four investment segments as follows:

         o  Office Segment;

         o  Resort/Hotel Segment;

         o  Residential Development Segment; and

         o  Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned in whole or in part the following real estate assets (the "Properties") as of December 31, 2002:

         o OFFICE SEGMENT consisted of 73 office properties, including three retail properties (collectively referred to as the "Office Properties"), located in 25 metropolitan submarkets in six states, with an aggregate of approximately 29.5 million net rentable square feet.

         o RESORT/HOTEL SEGMENT consisted of six luxury and destination fitness resorts and spas with a total of 1,306 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties").

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and voting and non-voting common stock representing interests ranging from 94% to 100% in five residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through partnership arrangements, owned in whole or in part 22 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in Vornado Crescent Portland Partnership (the "Temperature-Controlled Logistics Partnership") and a 56% interest in the Vornado Crescent Carthage and KC Quarry, L.L.C. The Temperature-Controlled Logistics Partnership owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT. As of December 31, 2002, the Temperature-Controlled Logistic Corporation directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space. As of December 31, 2002, Vornado Crescent Carthage and KC Quarry L.L.C. owned two quarries and the related land.

         See Note 3, "Segment Reporting," included in Item 8, "Financial Statements and Supplementary Data," for a table showing total revenues, operating expenses, equity in net income (loss) of unconsolidated companies and funds from operations for each of these investment segments for the years ended December 31, 2002, 2001 and 2000 and identifiable assets for each of these investment segments at December 31, 2002 and 2001.

         See Note 1, "Organization and Basis of Presentation" included in Item 8, "Financial Statements and Supplementary Data," for a table that lists the principal subsidiaries of the Operating Partnership and the properties owned by such subsidiaries.

         See Note 9, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies," included in Item 8, "Financial Statements and Supplementary Data," for a table that lists the Operating Partnership's ownership in significant unconsolidated joint ventures and equity investments as of December 31, 2002, including seven Office Properties, one Resort/Hotel Property, two Residential Development Corporations. See Note 8,
"Temperature-Controlled Logistics Segment," included in Item 8 "Financial Statements and Supplemental Data," for information regarding the Operating Partnership's ownership interest in the Temperature-Controlled Logistics Properties.

         For purposes of segment reporting as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," and this Annual Report on Form 10-K, the Office Properties, the Resort/Hotel Properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered four separate reportable segments. However, for purposes of investor communications, the Operating Partnership classifies its luxury and destination fitness resorts and spas and Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to the similar characteristics of targeted customers. This group does not contain the four business-class hotel properties. Instead, for investor communications, the four business-class hotel properties are classified with the Temperature-Controlled Logistics Properties as the Operating Partnership's "Investment Sector."

                       BUSINESS OBJECTIVES AND STRATEGIES

BUSINESS OBJECTIVES

         The Operating Partnership's primary business objective is to provide its shareholders with an attractive yet predictable growth in cash flow and underlying asset value. Additionally, the Operating Partnership is focused on increasing funds from operations and cash available for distribution, while optimizing the corresponding growth rates. The Operating Partnership also strives to attract and retain the best talent available and to empower management through the development and implementation of a cohesive set of operating, investing and financing strategies that will align their interests with the interests of the Company's shareholders.

OPERATING STRATEGIES

         The Operating Partnership seeks to enhance its operating performance by distinguishing itself as the leader in its core investment segments through asset quality, customer service and economics of scale with dominant market share.

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

INVESTING STRATEGIES

         The Operating Partnership focuses on assessing investment opportunities primarily within the Office Segment in markets considered "demand-driven," or to have high levels of in-migration by corporations, affordable housing costs, moderate costs of living, and the presence of centrally located travel hubs. These investment opportunities are evaluated in light of the Operating Partnership's long-term investment strategy of acquiring properties at a significant discount to replacement cost in an environment in which the Operating Partnership believes values will appreciate and equal or exceed replacement costs. Investment opportunities are expected to provide growth in cash flow after applying management skills, renovation and expansion capital and strategic vision.

         The Operating Partnership's investment strategies include:

         o capitalizing on strategic acquisition opportunities in conjunction with joint venture capital, primarily within the Operating Partnership's Office Segment;

         o selectively developing the Operating Partnership's commercial land inventory, primarily in its Office and Residential Development Segments in order to meet the needs of customers;

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

FINANCING STRATEGIES

         The Operating Partnership employs a disciplined set of financing strategies to fund its operating and investing activities.

         The Operating Partnership's financing strategies include:

         o funding operating expenses, debt service payments and distributions to shareholders and unitholders primarily through cash flow from operations;

         o taking advantage of market opportunities to refinance existing debt to reduce interest cost, where appropriate replace secured debt with unsecured debt, maintain a conservative debt maturity schedule and expand the Operating Partnership's lending group;

         o minimizing the Operating Partnership's exposure to market changes in interest rates through fixed rate debt and interest rate swaps as appropriate; and

         o utilizing a combination of debt, equity, joint venture capital and selected asset disposition alternatives to finance acquisition and development opportunities.

                                    EMPLOYEES

         As of March 21, 2003, the Operating Partnership had approximately 671 employees. None of these employees are covered by collective bargaining agreements. The Operating Partnership considers its employee relations to be good.

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

         o  Toxic Substances Control Act; and,

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

                                INDUSTRY SEGMENTS

                                 OFFICE SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2002, the Operating Partnership owned or had an interest in 73 Office Properties located in 25 metropolitan submarkets in six states, with an aggregate of approximately 29.5 million net rentable square feet. The Operating Partnership, as lessor, has retained substantially all of the risks and benefits of ownership of the Office Properties and accounts for the leases of its 66 Consolidated Office Properties as operating leases. Additionally, the Operating Partnership provides management and leasing services for the majority of its Office Properties.

         See Item 2, "Properties," for more information about the Operating Partnership's Office Properties. See Note 1, "Organization and Basis of Presentation," of Item 8, "Financial Statements and Supplementary Data," for a table that lists the principal subsidiaries of the Operating Partnership and the Properties owned by such subsidiaries. See Note 9, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies," of Item 8, "Financial Statements and Supplementary Data," for a table that lists the Operating Partnership's ownership in the seven Office Properties in which the Operating Partnership owned an interest through unconsolidated joint ventures.

2002 TRANSACTIONS

JOINT VENTURES

Three Westlake Park

         On August 21, 2002, the Operating Partnership entered into a joint venture arrangement with an affiliate of General Electric Pension Fund (the affiliate is referred to as "GE") in connection with which the Operating Partnership contributed an Office Property, Three Westlake Park in Houston, Texas. GE made a cash contribution. The joint venture is structured such that GE holds an 80% equity interest in Three Westlake Park, a 415,000 square feet Office Property located in the Katy Freeway submarket of Houston. The Operating Partnership continues to hold the remaining 20% equity interest in the Office Property. The joint venture generated approximately $47.1 million in net cash proceeds to the Operating Partnership, resulting from the sale of its 80% equity interest and $6.6 million from the Operating Partnership's portion of mortgage financing at the joint venture level.

Miami Center

         On September 25, 2002, the Operating Partnership entered into a joint venture arrangement with an affiliate of a fund managed by JPMorgan Fleming Asset Management (the affiliate is referred to as "JPM Fund I") in connection with which JPM Fund I purchased a 60% interest in Crescent Miami Center, L.L.C. with a cash contribution. Crescent Miami Center, L.L.C. owns an office property, Miami Center, in Miami, Florida. The joint venture is structured such that JPM Fund I holds a 60% equity interest in Miami Center, a 782,000 square foot Office Property located in Miami, Florida. The Operating Partnership holds the remaining 40% equity interest in the Office Property. The joint venture generated approximately $111.0 million in net cash proceeds to the Operating Partnership, resulting from the sale of its 60% equity interest and $32.4 million from the Operating Partnership's portion of mortgage financing at the joint venture level.


Five Post Oak Park

         On December 20, 2002, the Operating Partnership entered into a joint venture arrangement, Five Post Oak Park, L.P., with GE. The joint venture purchased Five Post Oak Park located in the Galleria area of Houston, Texas, for $64.8 million. The Property is a 567,000 square foot Class A office building. GE owns a 70% interest, and the Operating Partnership owns a 30% interest, in the joint venture. The initial cash equity contribution to the joint venture was $19.8 million, of which the Operating Partnership's portion was $5.9 million. The Operating Partnership's equity contribution and an additional working capital contribution of $0.3 million were funded through a draw under the Operating Partnership's credit facility. The remainder of the purchase price of the Property was funded by a secured loan to the joint venture in the amount of $45.0 million.

ACQUISITIONS

Johns Manville Plaza

         On August 29, 2002, the Operating Partnership acquired Johns Manville Plaza, a 29-story, 675,000 square foot Class A office building located in Denver, Colorado. The Operating Partnership acquired the Office Property for approximately $91.2 million, funded by a draw on the Operating Partnership's credit facility.

Undeveloped Land

         On November 26, 2002, the Operating Partnership purchased Duddlesten Ventures-I, Ltd.'s 20% interest in the Crescent Duddlesten Hotel Partnership for $11.1 million, funded by a draw on the Operating Partnership's credit facility, and increasing the Operating Partnership's ownership percentage from 80% to 100%. This partnership owned 3.79 acres of undeveloped land in downtown Houston, and therefore the Operating Partnership recorded the $11.1 million as an increase to land.

DEVELOPMENT

5 Houston Center

         On September 16, 2002, 5 Houston Center, a 27-story, Class A Office Property consisting of 577,000 net rentable square feet located adjacent to the Operating Partnership's Houston Center mixed-use Office Property complex, was completed. The Operating Partnership has a 25% equity interest in this Property, with the remaining 75% owned by a pension fund advised by JPMorgan Fleming Asset Management (the fund is referred to as "JPM Fund II"). The building was financed with a construction loan, which the Operating Partnership fully guarantees, that can be drawn to a maximum of $82.5 million. Approximately $63.0 million was outstanding under the construction loan at December 31, 2002. The guaranteed amount reduces upon the achievement of specified conditions.

DISPOSITIONS

Office Properties

         During the year ended December 31, 2002, the Operating Partnership disposed of seven of its fully consolidated Office Properties. The sale of the seven Office Properties generated approximately $68.6 million of net proceeds to the Operating Partnership, including cash payment on a note receivable of $10.6 million received on February 19, 2003. On January 18, 2002, the Operating Partnership completed the sale of the Cedar Springs Plaza Office Property in Dallas, Texas. On May 29, 2002, the Woodlands Office Equities - '95 Limited ("WOE") completed the sale of two Office Properties located within The Woodlands, Texas. On August 1, 2002, the Operating Partnership completed the sale of the 6225 North 24th Street Office Property in Phoenix, Arizona. On September 20, 2002 the Operating Partnership completed the sale of the Reverchon Plaza Office Property in Dallas, Texas. On December 31, 2002, WOE completed the sale of two Office Properties located within The Woodlands, Texas.

Undeveloped Land

         During the year ended December 31, 2002, the Operating Partnership completed the sale of approximately 10 acres of undeveloped land generating net proceeds of approximately $53.4 million. On September 30, 2002, the Operating Partnership completed the sale of approximately 1.4 acres of undeveloped land, located in the Georgetown submarket of Washington, D.C. On December 31, 2002, the Operating Partnership completed the sale of approximately 5.46 acres of undeveloped land near the Houston Convention Center in downtown Houston. On December 31, 2002, the Operating Partnership completed the sale of approximately
3.12 acres of undeveloped land located in the Greenway Plaza office complex of Houston, Texas.

MARKET INFORMATION

         The Office Property portfolio reflects the Operating Partnership's strategy of investing in first-class assets within markets that have significant potential for long-term rental growth. Within its selected submarkets, the Operating Partnership has focused on premier locations that management believes are able to attract and retain the highest quality tenants and command premium rents. Consistent with its long-term investment strategies, the Operating Partnership has sought transactions where it was able to acquire properties that have strong economic returns based on in-place tenancy and also have a dominant position within the submarket due to quality and/or location. Accordingly, management's long-term investment strategy not only demands acceptable current cash flow return on invested capital, but also considers long-term cash flow growth prospects. In selecting the Office Properties, the Operating Partnership analyzed demographic and economic data to focus on markets expected to benefit from significant long-term employment growth as well as corporate relocations.

         The Operating Partnership's Office Properties are located primarily in the Dallas and Houston, Texas metropolitan areas, both of which are projected to benefit from strong population and employment growth over the next ten years. As indicated in the table entitled "Projected Population Growth and Employment Growth for all Operating Partnership Markets," these core Operating Partnership markets are projected to outperform the 10-year averages for the United States. In addition, the Operating Partnership considers these markets "demand-driven" due to high levels of in-migration by corporations, affordable housing costs, moderate cost of living, and the presence of centrally located travel hubs, making all areas of the country easily accessible.

TEXAS

         According to the Bureau of Labor Statistics, the 2002 job market weakened in Texas. Approximately 23,000 jobs were lost in 2002. As of December 2002, the Texas unemployment rate was 6.5%, compared to the national unemployment rate of 5.8%.

DALLAS

         According to the Bureau of Labor Statistics, the job market weakened considerably in the Dallas area in 2002. Approximately 31,000 jobs were lost in 2002. As of December 31, 2002, the Dallas unemployment rate was 6.1%, compared with the Texas unemployment rate of 6.5% and the national unemployment rate of 5.8%. As for Dallas' 2002 commercial office market, according to CoStar data, citywide net economic absorption was approximately negative 2.8 million square feet, including a negative 1.5 million square feet in Class A Office space. The city's total net absorption, including space available for sublease, was approximately a negative 4.4 million square feet for 2002, with Class A representing negative 2.7 million of the 4.4 million total.

HOUSTON

         Houston's employment data held steady through much of 2002, despite economic difficulties. Approximately 13,000 jobs were lost in 2002, an increase of approximately 0.2% over 2001. As of December 2002, the Houston unemployment rate was 5.4%, compared with the Texas unemployment rate of 6.5% and the national unemployment rate of 5.8%. As for Houston's 2002 commercial office market, according to CoStar data, citywide net economic absorption was approximately negative 2.8 million square feet, including a negative 1.0 million square feet in Class A office space. Houston's total net absorption, including space available for sublease, was a negative approximately 4.8 million square feet for 2002, with Class A Office space at a negative total net absorption of
2.6 million.

         The demographic conditions, economic conditions and trends (population growth and employment growth) favoring the markets in which the Operating Partnership has invested are projected to continue to exceed the national averages, as illustrated in the following table.

            PROJECTED POPULATION GROWTH AND EMPLOYMENT GROWTH FOR ALL
                         OPERATING PARTNERSHIP MARKETS

                                             Population             Employment
                                                Growth               Growth
     Metropolitan Statistical Area           2003-2012              2003-2012
     -------------------------------         ---------              ---------
     Albuquerque, NM                            13.7%                 23.4%
     Austin, TX                                 25.5                  30.2
     Colorado Springs, CO                       11.3                  15.4
     Dallas, TX                                 16.2                  22.2
     Denver, CO                                 10.8                  16.7
     Fort Worth, TX                             19.0                  23.0
     Houston, TX                                15.3                  22.4
     Miami, FL                                   8.2                  16.7
     Phoenix, AZ                                26.1                  34.7
     San Diego, CA                              17.9                  19.9
     United States                               8.4                  13.1

----------

Source:  Compiled from information published by Economy.com, Inc.

         The Office Segment does not depend on a single tenant or a few major tenants, the loss of which would have a material adverse effect on the Operating Partnership's financial condition or results of operations. Based on rental revenues from office leases in effect as of December 31, 2002, no single tenant accounted for more than 5% of the Operating Partnership's total Office Segment rental revenues for 2002. The Operating Partnership's top five customers accounted for approximately 13% of the Operating Partnership's total Office Segment rental revenues for the year ended December 31, 2002.

         The Operating Partnership applies a well-defined leasing strategy in order to capture the potential rental growth in the Operating Partnership's portfolio of Office Properties as occupancy and rental rates increase within the markets and the submarkets in which the Operating Partnership has invested. The Operating Partnership's strategy is based, in part, on identifying and focusing on investments in submarkets in which in-place weighted average full-service rental rates (representing base rent after giving effect to free rent and scheduled rent increases that would be taken into account under generally accepted accounting principles ("GAAP") and including adjustments for expenses payable by or reimbursed from tenants) are significantly less than weighted average full-service replacement cost rental rates (the rate management estimates to be necessary to provide a return to a developer of a comparable, multi-tenant building sufficient to justify construction of new buildings) in that submarket. In calculating replacement cost rental rates, management relies on available third-party data and its own estimates of construction costs (including materials and labor in a particular market) and assumes replacement cost rental rates are achieved at a 95% occupancy level. The Operating Partnership believes that the difference between the two rates is a useful measure of the additional revenue that the Operating Partnership may be able to obtain from a property, because the difference should represent the amount by which rental rates would be required to increase in order to justify construction of new properties. For the Operating Partnership's Office Properties, the in-place weighted average full-service rental rate for the year ended December 31, 2002 was $22.60 per square foot, compared to an estimated weighted average full-service replacement cost rental rate of $30.31 per square foot, or a 25% discount to replacement cost.

COMPETITION

         The Operating Partnership's Office Properties, primarily Class A properties located within the southwest, individually compete against a wide range of property owners and developers, including property management companies and REITs (other than the Company), that offer space in similar classes of office properties (for example, Class A and Class B properties.) A number of these owners and developers may own more than one property. The number and type of competing properties in a particular market or submarket could have a material effect on the Operating Partnership's ability to lease space and maintain or increase occupancy or rents in its existing Office Properties. Management believes, however, that the quality services and individualized attention that the Operating Partnership offers its customers, together with its active preventive maintenance program and superior building locations within markets, enhance the Operating Partnership's ability to attract and retain customers for its Office Properties. In addition, as of December 31, 2002, on a weighted average basis, the Operating Partnership owned approximately 16% of the Class A office space in the 25 submarkets in which the Operating Partnership owned Class A office properties, and 16% of the Class B office space in the two submarkets in which the Operating Partnership owned Class B office properties. Management believes that ownership of a significant percentage of office space in a particular market reduces property operating expenses, enhances the Operating Partnership's ability to attract and retain customers and potentially results in increases in Operating Partnership net income.


                              RESORT/HOTEL SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2002, the Operating Partnership owned or had an interest in ten Resort/Hotel Properties. The Operating Partnership holds two of the Resort/Hotel Properties, the Sonoma Mission Inn & Spa and the Ritz Carlton Palm Beach, through joint venture arrangements, pursuant to which the Operating Partnership owns an 80.1% interest in the limited liability company that owns the Sonoma Mission Inn & Spa and a 50% interest in the limited liability company that owns the Ritz Carlton Palm Beach.

         Nine of the Resort/Hotel Properties are leased to taxable REIT subsidiaries that the Operating Partnership owns or in which it has an interest. The Omni Austin Hotel is leased to HCD Austin Corporation, an unrelated third party.

         Third party operators manage nine of the Resort/Hotel Properties. Ventana Inn and Spa is managed by Sonoma Management Company, or "Sonoma Management," an entity in which the Operating Partnership owned a 9.9% interest as of December 31, 2002. On March 14, 2003, the Operating Partnership sold its 10% interest to the 90% owner of Sonoma Management. In addition, five of the Resort/Hotel Properties that are managed by third party operators also are subject to a Master Asset Management and Administrative Services Agreement with Sonoma Management, pursuant to which Sonoma Management receives asset management and incentive fees, payment of which the Operating Partnership guarantees.


2002 TRANSACTIONS

COPI TRANSACTION

Resort/Hotel Lease Transfers

         Prior to February 14, 2002, the Operating Partnership had leased eight of its Resort/Hotel Properties to subsidiaries of COPI pursuant to eight separate leases. On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties.

CR License, LLC and CRL Investments, Inc.

         Prior to February 14, 2002, the Operating Partnership had a 28.5% interest in CR License, LLC, the entity that owns the right to the future use of the "Canyon Ranch" name. The Operating Partnership also had a 95% economic interest, representing all of the non-voting stock, in CRL Investments Inc., which owns a 65% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of a strict foreclosure, COPI's 1.5% interest in CR License, LLC and 5.0% interest, representing all of the voting stock, in CRL Investments, Inc. As of December 31, 2002, the Operating Partnership had a 30% interest in CR License, LLC and a 100% interest in CRL Investments, Inc., a taxable REIT subsidiary.

JOINT VENTURES

Sonoma Mission Inn & Spa

         On September 1, 2002, the Operating Partnership entered into a joint venture arrangement with a subsidiary of Fairmont Hotels & Resorts, Inc. (the subsidiary is referred to as "FHR"), pursuant to which the Operating Partnership contributed a Resort/Hotel Property, the Sonoma Mission Inn & Spa in Sonoma County, California and FHR purchased a 19.9% equity interest in the limited liability company that owns the Resort/Hotel Property for $8.0 million. The Operating Partnership continues to hold the remaining 80.1% equity interest. The Operating Partnership loaned $45.1 million to the joint venture. FHR has a commitment to fund $10.0 million of future renovations at Sonoma Mission Inn & Spa through a mezzanine loan. The Operating Partnership manages the limited liability company that owns the Sonoma Mission Inn & Spa and FHR operates and manages the property for the tenant under the Fairmont brand. The joint venture leases Sonoma Mission Inn & Spa to a taxable REIT subsidiary in which the Operating Partnership also holds an 80.1% equity interest.

Manalapan Hotel Partners

         In October 2002, in a series of transactions, the Operating Partnership acquired the remaining 75% interest in Manalapan Hotel Partners, L.L.C. ("Manalapan"), which owns the Ritz Carlton Palm Beach, a 270 room hotel located in Palm Beach, Florida. The Operating Partnership acquired the additional interest in Manalapan for $6.5 million. Subsequently, the Operating Partnership entered into a joint venture arrangement with WB Palm Beach Investors, L.L.C. ("Westbrook"), pursuant to which Westbrook purchased a 50% equity interest in Manalapan. The Operating Partnership holds the remaining 50% equity interest. Manalapan secured a $56.0 million loan with Corus Bank. Simultaneously with the admission of Westbrook into Manalapan, the secured loan of $65.2 million was repaid with proceeds from a new secured loan of $56.0 million with Corus Bank and additional equity contributions from Westbrook and the Operating Partnership. Westbrook's total equity contribution into Manalapan was $13.6 million. The Operating Partnership and Westbrook each obtained a letter of credit to guarantee repayment of up to $3.0 million of the Corus Bank loan. Manalapan leases the Ritz Carlton Palm Beach to its wholly-owned taxable REIT subsidiary.

DISPOSITIONS

Undeveloped Land

         On September 30, 2002, the Operating Partnership completed the sale of 30 acres of land adjacent to the Operating Partnership's Canyon Ranch - Tucson Resort/Hotel Property located in Tucson, Arizona to an affiliate of the third party management company of the Operating Partnership's Canyon Ranch Resort/Hotel Properties. The sales price of the land was approximately $9.4 million, for which the Operating Partnership received $1.9 million of cash proceeds and a promissory note in the amount of $7.5 million. This land was wholly-owned by the Operating Partnership and was included in the Operating Partnership's Resort/Hotel Segment. The Operating Partnership has committed to fund a $3.2 million construction loan to the purchaser which will be secured by 20 developed lots and a $0.6 million letter of credit. The Operating Partnership had not funded any of the $3.2 million commitment as of December 31, 2002.

MARKET INFORMATION

         Lodging demand is highly dependent upon the global economy and volume of business travel. Prior to 2001, the hospitality industry enjoyed record profits. However, the uncertainty surrounding the weak global economy which continued throughout 2002 and the costs and fear resulting from the events of September 11, 2001 resulted in weak performance for much of 2002. This is evidenced by declines in both business and leisure travel in the United States.

COMPETITION

         Most of the Operating Partnership's upscale business class Resort/Hotel Properties in Denver, Albuquerque, Austin and Houston are business and convention center hotels that compete against other business and convention center hotels. The Operating Partnership believes that its luxury and destination fitness resorts and spas are unique properties that have no significant direct competitors due either to their high replacement cost or unique concept and location. However, the luxury and destination fitness resorts and spas do compete against business-class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world.


                         RESIDENTIAL DEVELOPMENT SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2002, the Operating Partnership owned real estate mortgages and voting and non-voting common stock representing interests of 94% to 100% in five Residential Development Corporations, which in turn, through joint ventures or partnership arrangements, owned in whole or in part, 22 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, pursuant to a strict foreclosure, COPI's voting interests in three of the

Residential Development Corporations. These three Residential Development Corporations, The Woodlands Land Company, Inc. ("TWLC"), Desert Mountain Development Corporation ("DMDC") and Crescent Resort Development, Inc. ("CRDI") owned interests in 16 Residential Development Properties.

         As of December 31, 2002, the Operating Partnership owned 97.44% of DBL Holdings, Inc. ("DBL"). On January 3, 2003, the Operating Partnership purchased the remaining 2.56% interest, representing all of the voting stock, in DBL from John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. DBL owns 66.7% of the voting stock in two of the Operating Partnership's Residential Development Corporations, Houston Area Development ("HADC") and Mira Vista Development Corporation ("MVDC"). These two Residential Development Corporations own interests in six Residential Development Properties.

         On December 31, 2002, CRDI, a consolidated subsidiary of the Operating Partnership, completed the sale of its 50% interest in two Colorado transportation companies, East West Resort Transportation I ("EWRT I") and East West Resort Transportation II ("EWRT II"), to an affiliate of CRDI business partners for $7.0 million, consisting of $1.4 million in cash and a $5.6 million note receivable.

MARKET INFORMATION

         Residential development demand is highly dependent upon the national economy, mortgage interest rates, and home sales. A slowing economy which continued through 2002, combined with the events of September 11, 2001, contributed to the reduction in lot absorption, primarily at Desert Mountain and at TWLC. However, the increase in commercial lands sales at TWLC partially offset the lower number of lot sales. Desert Mountain's lot absorption is also impacted by a change in product mix as higher priced lots are being completed during the latter phases of the development. The economic downturn impacted CRDI Properties less than Desert Mountain and TWLC during 2002 because most of CRDI's units were under contract at the end of 2001 with planned closing in 2002.

COMPETITION

         The Operating Partnership's Residential Development Properties compete against a variety of other housing alternatives in each of their respective areas. These alternatives include other planned developments, pre-existing single-family homes, condominiums, townhouses and non-owner occupied housing, such as luxury apartments. Management believes that TWLC, Desert Mountain and the properties owned by CRDI, representing the Operating Partnership's most significant investments in Residential Development Properties, contain certain features that provide competitive advantages to these developments.

         The Woodlands is an approximately 27,000-acre master-planned residential and commercial community north of Houston, Texas with over 70,000 residents. It is unique among developments in the Houston area because it functions as a self-contained community. Amenities contained in the development, which are not contained within most other local developments, include a shopping mall, retail centers, office buildings, a hospital, a community college, places of worship, a conference center, 85 parks, 117 holes of golf, including a Tournament Players Course and signature courses by Jack Nicklaus, Arnold Palmer, and Gary Player, two man-made lakes and a performing arts pavilion. There are over 1,000 employers in The Woodlands employing approximately 31,000 people. In 2002, over 3,400 jobs were created. The Woodlands estimates future build-out at approximately 12,187 residential lots and approximately 1,473 acres of commercial land, of which approximately 1,437 residential lots and 1,107 acres are currently in inventory. The Woodlands competes with other master planned communities in the surrounding Houston market.

         Desert Mountain, a luxury residential and recreational private community in Scottsdale, Arizona, offers five 18-hole Jack Nicklaus signature golf courses and tennis courts. During 2002, Desert Mountain began the development of a sixth golf course which is expected to be completed in 2003. Management believes Desert Mountain has few direct competitors due in part to the superior environmental attributes and the types of amenities that it offers. One source of direct competition is the resale market of existing lots and homes within Desert Mountain. However, management believes their current inventory is superior to the inventory available on the resale market with the higher priced product being completed during the latter phases of the development.

         CRDI invests primarily in mountain resort residential real estate in Colorado and California, and residential real estate in downtown Denver, Colorado. Management believes that the Properties owned by CRDI do not have any direct competitors because the projects and project locations are unique and land availability is limited in most of these locations.


                    TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2002, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no economic interest in AmeriCold Logistics. See Note 23, "COPI," in Item 8, "Financial Statements and Supplemental Data," for information on the proposed acquisition of COPI's 40% interest in AmeriCold Logistics by a new entity to be owned by the Company's shareholders.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to a maximum of $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid to December 31, 2003. On March 7, 2003 the Temperature-Controlled Logistics Corporation and AmeriCold Logistics further amended the leases to extend the date on which deferred rent is required to be paid to December 31, 2004.

         AmeriCold Logistics deferred $32.2 million of the total $143.9 million of rent payable for the year ended December 31, 2002, of which the Operating Partnership's share was $12.9 million. AmeriCold Logistics also deferred $25.5 million and $19.0 million of rent for the years ended December 31, 2001 and 2000, respectively, of which the Operating Partnership's share was $10.2 million and $7.5 million, respectively. In December 2001, Temperature-Controlled Logistics Corporation waived its right to collect $39.8 million of deferred rent, the Operating Partnership's share of which was $15.9 million.

Vornado Crescent Carthage and KC Quarry, L.L.C.

         On December 30, 2002, the Operating Partnership contributed $11.2 million of notes receivable, relating to loans to AmeriCold Logistics, to purchase a 56% equity interest in Vornado Crescent Carthage and KC Quarry, L.L.C. ("VCQ"). Vornado Realty Trust L.P. ("Vornado") contributed $8.8 million of cash to purchase a 44% equity interest. The assets of VCQ include two quarries and the related land, acquired by VCQ from AmeriCold Logistics, LLC ("AmeriCold Logistics"), the tenant of the Operating Partnership's Temperature-Controlled Logistics Properties, for a purchase price of $20.0 million. On December 31, 2002, VCQ purchased $5.7 million of trade receivables from AmeriCold Logistics at a 2% discount. The Operating Partnership contributed approximately $3.1 million to VCQ for the purchase of the receivables.

BUSINESS AND INDUSTRY INFORMATION

         AmeriCold Logistics provides frozen food manufacturers with refrigerated warehousing and transportation management services. The Temperature-Controlled Logistics Properties consist of production, distribution and public facilities. Production facilities differ from distribution facilities in that they typically serve one or a small number of customers located nearby. These customers store large quantities of processed or partially processed products in the facility until they are further processed or shipped to the next stage of production or distribution. Distribution facilities primarily serve customers who store a wide variety of finished products to support shipment to end-users, such as food retailers and food service companies, in a specific geographic market. Public facilities generally serve the needs of local and regional customers under short-term agreements. Food manufacturers and processors use public facilities to store capacity overflow from their production facilities or warehouses.

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

         AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers includes:

                                                        PERCENTAGE OF
                                                        2002 REVENUE
                                                      -----------------
                  H.J. Heinz & Co                           16%
                  Con-Agra Foods, Inc.                      11
                  Philip Morris Companies, Inc.              8
                  Sara Lee Corp                              5
                  Tyson Foods, Inc.                          5
                  General Mills/Pillsbury                    4
                  McCain Foods, Inc.                         4
                  J.R. Simplot                               3
                  Flowers Industries, Inc.                   3
                  Farmland Industries, Inc.                  2
                  Other                                     39
                                                      --------
                  TOTAL                                    100%
                                                      ========


         Consolidation among retail and food service channels has limited the ability of manufacturers to pass along cost increases by raising prices. Because of this, manufacturers have been forced in the recent past to focus more intensely on supply chain cost (such as inventory management, transportation and distribution) reduction initiatives in an effort to improve operating performance.

COMPETITION

         AmeriCold Logistics is the largest operator of public refrigerated warehouse space in North America and has approximately twice the cubic feet of the second largest operator. AmeriCold Logistics operated an aggregate of approximately 28% of total cubic feet of public refrigerated warehouse space as of December 31, 2002. No other person or entity operated more than 14% of total public refrigerated warehouse space as of December 31, 2002. As a result, AmeriCold Logistics does not have any competitors of comparable size. AmeriCold Logistics operates in an environment in which competition is national, regional and local in nature and in which the range of service, temperature-controlled logistics facilities, customer mix, service performance and price are the principal competitive factors.

ITEM 2.  PROPERTIES

         The Operating Partnership considers all of its Properties to be in good condition, well-maintained, suitable and adequate to carry on the Operating Partnership's business.

                                OFFICE PROPERTIES

         As of December 31, 2002, the Operating Partnership owned or had an interest in 73 Office Properties, including three retail properties (collectively referred to as the "Office Properties,"), located in 25 metropolitan submarkets in six states with an aggregate of approximately 29.5 million net rentable square feet. The Operating Partnership's Office Properties are located primarily in the Dallas and Houston, Texas, metropolitan areas. As of December 31, 2002, the Operating Partnership's Office Properties in Dallas and Houston represented an aggregate of approximately 74% of its office portfolio based on total net rentable square feet (35% for Dallas and 39% for Houston).

         In pursuit of management's objective to dispose of non-strategic and non-core assets, the Operating Partnership disposed of seven of its fully consolidated Office Properties during 2002. On January 18, 2002, the Operating Partnership completed the sale of the Cedar Springs Plaza Office Property in Dallas, Texas. On May 29, 2002, the Woodlands Office Equities - '95 Limited ("WOE") completed the sale of two Office Properties located within The Woodlands, Texas. On August 1, 2002, the Operating Partnership completed the sale of the 6225 North 24th Street Office Property in Phoenix, Arizona. On September 20, 2002 the Operating Partnership sold the Reverchon Plaza Office Property in Dallas, Texas, and on December 31, 2002, WOE completed the sale of an additional two Office Properties located within The Woodlands, Texas.

         In pursuit of management's long-term investment strategy to capitalize on strategic acquisition opportunities, the Operating Partnership acquired Johns Manville Plaza, an Office Property located in Denver, Colorado on August 29, 2002.

OFFICE PROPERTIES TABLES(1)

         The following table shows, as of December 31, 2002, certain information about the Operating Partnership's Office Properties. In the table, "CBD" means central business district. Based on rental revenues from office leases in effect as of December 31, 2002, no single tenant accounted for more than 5% of the Operating Partnership's total Office Segment rental revenues for 2002. Excluded from this table until stabilized are two office properties, Five Post Oak Park which was acquired December 20, 2002, and the 5 Houston Center development which was placed into service September 16, 2002. Stabilization is deemed to occur upon the earlier of (a) achieving 93% occupancy or (b) one year following the date placed in-service or the acquisition date.

                                                                                                                       WEIGHTED
                                                                                                                       AVERAGE
                                                                                                                        FULL-
                                                                                                                       SERVICE
                                                                                         NET                            RENTAL
                                                                                      RENTABLE                         RATE PER
                                     NO. OF                                 YEAR        AREA      PERCENT               LEASED
STATE, CITY, PROPERTY              PROPERTIES   SUBMARKET                 COMPLETED   (SQ. FT.)   LEASED              SQ. FT.(2)
---------------------              ----------   ---------                 ---------   ---------   -------             -----------
TEXAS
 DALLAS
   Bank One Center (3)                  1       CBD                         1987       1,530,957       82%(4)    $       22.91
   Fountain Place                       1       CBD                         1986       1,200,266       99                20.96
   The Crescent Office Towers           1       Uptown/Turtle Creek         1985       1,134,826       88                33.53
   Trammell Crow Center (5)             1       CBD                         1984       1,128,331       87                24.95
   Stemmons Place                       1       Stemmons Freeway            1983         634,381       85                17.83
   Spectrum Center (6)                  1       Far North Dallas            1983         598,250       84                23.03
   Waterside Commons                    1       Las Colinas                 1986         458,906       85                18.86
   125 E. John Carpenter Freeway        1       Las Colinas                 1982         446,031       52(4)             22.66
   The Aberdeen                         1       Far North Dallas            1986         320,629      100                19.58
   MacArthur Center I & II              1       Las Colinas               1982/1986      298,161       91                24.15
   Stanford Corporate Centre            1       Far North Dallas            1985         275,372       68                23.30
   12404 Park Central                   1       LBJ Freeway                 1987         239,103      100                19.83
   Palisades Central II                 1       Richardson/Plano            1985         237,731       86                18.69
   3333 Lee Parkway                     1       Uptown/Turtle Creek         1983         233,543       49                22.32
   Liberty Plaza I & II                 1       Far North Dallas          1981/1986      218,813       99                16.49
   The Addison                          1       Far North Dallas            1981         215,016       99                20.09
   Palisades Central I                  1       Richardson/Plano            1980         180,503       92                21.59
   The Crescent Atrium                  1       Uptown/Turtle Creek         1985         164,696       99                31.30
   Greenway II                          1       Richardson/Plano            1985         154,329      100                22.56
   Greenway I & IA                      2       Richardson/Plano            1983         146,704      100                20.72
   Addison Tower                        1       Far North Dallas            1987         145,886       75                21.52
   Las Colinas Plaza                    1       Las Colinas                 1987         134,953       95                20.76
   5050 Quorum                          1       Far North Dallas            1981         133,799       72                19.49
                                   ------                                           ------------     ----        -------------
   Subtotal/Weighted Average           24                                             10,231,186       86%       $       23.09
                                   ------                                           ------------     ----        -------------
 FORT WORTH
  Carter Burgess Plaza                  1       CBD                         1982         954,895       95%       $       17.58
                                   ------                                           ------------     ----        -------------
 HOUSTON
   Greenway Plaza Office               10       Richmond-Buffalo
     Portfolio                                    Speedway                1969-1982    4,348,052       88% (4)   $       21.03
   Houston Center                       3       CBD                       1974-1983    2,764,417       89                22.41
   Post Oak Central                     3       West Loop/Galleria        1974-1981    1,279,759       84                19.86
   Four Westlake Park (7)               1       Katy Freeway                1992         561,065      100                22.01
   Three Westlake Park (7)              1       Katy Freeway                1983         414,792      100                23.36
   1800 West Loop South                 1       West Loop/Galleria          1982         399,777       67                20.04
   The Woodlands Office
     Properties (8)                     4       The Woodlands             1981-1996      267,053       91                17.92
   The Park Shops                       1       CBD                         1983         190,729       79                22.48
                                   ------                                           ------------     ----        -------------
Subtotal/Weighted Average              24                                             10,225,644       88%       $       21.35
                                   ------                                           ------------     ----        -------------

 AUSTIN
   Frost Bank Plaza                     1       CBD                         1984         433,024       96%       $       25.35
   301 Congress Avenue (9)              1       CBD                         1986         418,338       78                26.40
   Bank One Tower (7)                   1       CBD                         1974         389,503       94                24.66
   Austin Centre                        1       CBD                         1986         343,664       75                27.00

   The Avallon                          3       Northwest                 1993/1997      318,217       93(4)             24.77
   Barton Oaks Plaza One                1       Southwest                   1986          98,955       85(4)             26.91
                                   ------                                           ------------     ----        -------------
   Subtotal/Weighted Average            8                                              2,001,701       87%       $       25.59
                                   ------                                           ------------     ----        -------------

COLORADO
 DENVER
   Johns Manville Plaza (10)            1       CBD                         1978         675,400       91%       $       20.68
   MCI Tower                            1       CBD                         1982         550,805       46(4)             22.21
   Ptarmigan Place                      1       Cherry Creek                1984         418,630       98                20.32
   Regency Plaza One                    1       Denver Technology Center    1985         309,862       84                23.88

                                                                                                                     WEIGHTED
                                                                                                                      AVERAGE
                                                                                                                      FULL-
                                                                                                                     SERVICE
                                                                                                                      RENTAL
                                                                                         NET                         RATE PER
                                                                                      RENTABLE                        LEASED
                                     NO. OF                                 YEAR        AREA      PERCENT           SQ. FT.
STATE, CITY, PROPERTY               PROPERTIES  SUBMARKET                 COMPLETED   (SQ. FT.)    LEASED              (2)
---------------------               ----------  ---------                 ---------   ---------    ------              ---
   55 Madison                           1       Cherry Creek                1982         137,176       99                21.19
   The Citadel                          1       Cherry Creek                1987         130,652       97                25.17
   44 Cook                              1       Cherry Creek                1984         124,174       95                21.13
                                   ------                                           ------------     ----        -------------
   Subtotal/Weighted Average            7                                              2,346,699       82%       $       21.60
                                   ------                                           ------------     ----        -------------

COLORADO SPRINGS
  Briargate Office and
   Research Center                      1       Colorado Springs            1988         258,766       74%       $       19.41
                                   ------                                           ------------     ----        -------------

FLORIDA
 MIAMI
  Miami Center (11)                     1       CBD                         1983         782,211       94%       $       28.62
  Datran Center                         2       South Dade/Kendall        1986/1988      476,412       93                24.39
                                   ------                                           ------------     ----        -------------
   Subtotal/Weighted Average            3                                              1,258,623       94%       $       27.04
                                   ------                                           ------------     ----        -------------

ARIZONA
 PHOENIX
  Two Renaissance Square                1       Downtown/CBD                1990         476,373       98%       $       26.11
                                   ------                                           ------------     ----        -------------

NEW MEXICO
 ALBUQUERQUE
  Albuquerque Plaza                     1       CBD                         1990         366,236       86%       $       18.71
                                   ------                                           ------------     ----        -------------

CALIFORNIA
 SAN DIEGO
  Chancellor Park (12)                  1       University Town Center      1988         195,733       66%       $       28.06
                                   ------                                           ------------     ----        -------------


TOTAL/WEIGHTED AVERAGE (13)            71                                             28,315,856       87% (4)   $       22.50(14)
                                   ======                                            ============    ====        =============

   (1) Office Property Table data is presented at 100% without giving effect to Crescent's actual ownership percentage in joint ventured properties.

   (2) Calculated based on base rent payable as of December 31, 2002, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers.

   (3) The Operating Partnership has a 49.5% limited partner interest and a 0.5% general partner interest in the partnership that owns Bank One Center.

   (4) Leases have been executed at certain Office Properties but had not commenced as of December 31, 2002. If such leases had commenced as of December 31, 2002, the percent leased for all Office Properties would have been 90%. The total percent leased for these Properties would have been as follows: Bank One Center - 89%, 125 E. John Carpenter Freeway - 63%, Greenway Plaza - 95%, The Avallon - 100%, Barton Oaks Plaza One - 93%, and MCI Tower - 61%.

   (5) The Operating Partnership owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.

   (6) The Operating Partnership owns the principal economic interest in Spectrum Center through an interest in Crescent Spectrum Center, L.P. which owns both the mortgage notes secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.

   (7) The Operating Partnership has a 0.1% general partner interest and a 19.9% limited partner interest in the partnerships that own Four Westlake Park, Three Westlake Park, and Bank One Tower.

   (8) The Operating Partnership has a 75% limited partner interest and an approximate 11% indirect general partner interest in the partnership owning the four Office Properties that comprise The Woodlands Office Properties.

   (9) The Operating Partnership has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

  (10)  Johns Manville Plaza was acquired on August 29, 2002.

  (11) The Operating Partnership has a 40.0% member interest in the limited liability company that owns Miami Center.

  (12) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

  (13) Property statistics exclude 5 Houston Center (which was developed and then placed into service on September 16, 2002) and Five Post Oak Park (which was acquired on December 20, 2002). These office properties will be included in statistics once stabilized. Stabilization is deemed to occur upon the earlier of (a) achieving 93% occupancy or (b) one year following the date placed into service or the acquisition date.

  (14) The weighted average full-service rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of December 31, 2002, giving effect to free rent and scheduled rent increases that are taken into consideration under GAAP and also including adjustments for expenses paid by or reimbursed from customers is $22.60.

                The following table provides information, as of December 31, 2002, for the Operating Partnership's Office Properties by state, city and submarket.

                                                              Percent           Percent                          Operating
                                                                 of            Leased at          Office         Partnership
                                                 Total          Total          Operating         Submarket        Share of
                                 Number        Operating      Operating       Partnership        Percent           Office
                                   of         Partnership    Partnership        Office           Leased/         Submarket
  State, City, Submarket       Properties       NRA(1)          NRA(1)        Properties        Occupied(2)      NRA(1)(2)
---------------------------   ------------   ------------   ------------     -------------     ------------     ------------

  CLASS A OFFICE PROPERTIES
TEXAS
DALLAS
  CBD                                    3      3,859,554             14%               89%             83%              21%
  Far North Dallas                       7      1,907,765              7                86              79               13
  Uptown/Turtle Creek                    3      1,533,065              5                83              85               27
  Las Colinas                            4      1,338,051              5                76(6)           78               10
  Richardson/Plano                       5        719,267              3                94              82               13
  Stemmons Freeway                       1        634,381              2                85              89               26
  LBJ Freeway                            1        239,103              1               100              70                3
                              ------------   ------------   ------------      ------------      ----------     ------------
    Subtotal/Weighted
      Average                           24     10,231,186             37%               86%             80%              15%
                              ------------   ------------   ------------      ------------      ----------     ------------
 FORT WORTH
   CBD                                   1        954,895              3%               95%             90%              21%
                              ------------   ------------   ------------      ------------      ----------     ------------
 HOUSTON
   CBD                                   4      2,955,146             10%               88%             85%              12%
   Richmond-Buffalo
     Speedway                            7      3,674,888             13                88(6)           92               71
   West Loop/Galleria                    4      1,679,536              6                80              85               10
   Katy Freeway                          2        975,857              3               100              92               15
   The Woodlands                         3        173,005              1               100              84               16
                              ------------   ------------   ------------      ------------      ----------     ------------
     Subtotal/Weighted
       Average                          20      9,458,432             33%               88%             86%              18%
                              ------------   ------------   ------------      ------------      ----------     ------------
AUSTIN
   CBD                                   4      1,584,529              6%               86%             81%              30%
   Northwest                             3        318,217              1                93(6)           77                4

   Southwest                             1         98,955             85(6)             85              92                3
                              ------------   ------------   ------------      ------------      ----------     ------------
     Subtotal/Weighted
       Average                           8      2,001,701              7%               87%             82%              13%
                              ------------   ------------   ------------      ------------      ----------     ------------
COLORADO
 DENVER
   CBD(7)                                2      1,226,205              4%               71%             NA%              NA%
   Cherry Creek                          4        810,632              3                97              NA               NA
   Denver Technology Center              1        309,862              1                84              NA               NA
                              ------------   ------------   ------------      ------------      ----------     ------------
     Subtotal/Weighted
       Average                           7      2,346,699              8%               82%             NA%              NA%
                              ------------   ------------   ------------      ------------      ----------     ------------
 COLORADO SPRINGS
   Colorado Springs                      1        258,766              1%               74%             89%               5%
                              ------------   ------------   ------------      ------------      ----------     ------------
FLORIDA
 MIAMI
   CBD                                   1        782,211              3%               94%             90%              25%
   South Dade/Kendall                    2        476,412              2                93              93               79
                              ------------   ------------   ------------      ------------      ----------     ------------
     Subtotal/Weighted
       Average                           3      1,258,623              5%               94%             90%              34%
                              ------------   ------------   ------------      ------------      ----------     ------------
ARIZONA
 PHOENIX
   Downtown/CBD                          1        476,373              2%               98%             87%              18%
                              ------------   ------------   ------------      ------------      ----------     ------------
NEW MEXICO
 ALBUQUERQUE
   CBD                                   1        366,236              1%               86%             86%              62%
                              ------------   ------------   ------------      ------------      ----------     ------------
CALIFORNIA
 SAN DIEGO
   University Town Center                1        195,733              1%               66%             82%               6%
                              ------------   ------------   ------------      ------------      ----------     ------------
     CLASS A OFFICE
       PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                          67     27,548,644             98%               87%             83%              16%
                              ============   ============   ============      ============      ==========     ============
                                                             Weighted
                                                             Average
                                Weighted                     Operating
                                 Average      Operating     Partnership
                                 Quoted      Partnership      Full-
                                 Market         Quoted        Service
                                 Rental         Rental        Rental
                                Rate Per       Rate Per       Rate Per
                                 Square         Square        Square
  State, City, Submarket       Foot(2)(3)       Foot(4)       Foot(5)
--------------------------    ------------   ------------   ------------
  CLASS A OFFICE PROPERTIES
TEXAS
DALLAS
  CBD                                19.77   $      25.01   $      22.81
  Far North Dallas                   23.03          21.08          20.81
  Uptown/Turtle Creek                25.65          33.75          32.26
  Las Colinas                        20.30          21.67          21.36
  Richardson/Plano                   19.77          18.67          20.74
  Stemmons Freeway                   18.74          17.80          17.83
  LBJ Freeway                        20.28          19.70          19.83
                              ------------   ------------   ------------
    Subtotal/Weighted
      Average                        21.28   $      24.13   $      23.09
                              ------------   ------------   ------------
 FORT WORTH
   CBD                               20.79   $      21.80   $      17.58
                              ------------   ------------   ------------
 HOUSTON
   CBD                               20.58   $      22.68   $      22.41
   Richmond-Buffalo
     Speedway                        19.64          21.52          21.79
   West Loop/Galleria                20.30          19.96          19.89
   Katy Freeway                      19.66          24.36          22.58
   The Woodlands                     20.49          19.06          17.51
                              ------------   ------------   ------------
     Subtotal/Weighted
       Average                       20.07   $      21.85   $      21.68
                              ------------   ------------   ------------
AUSTIN
   CBD                               22.17   $      23.36   $      25.70
   Northwest                         19.37          19.77          24.77

   Southwest                         19.01          22.51          26.91
                              ------------   ------------   ------------
     Subtotal/Weighted
       Average                       21.57   $      22.75   $      25.59
                              ------------   ------------   ------------
COLORADO
 DENVER
   CBD(7)                               NA   $      20.90   $      21.12
   Cherry Creek                         NA          20.73          21.36
   Denver Technology Center             NA          20.00          23.88
                              ------------   ------------   ------------
     Subtotal/Weighted
       Average                          NA   $      20.72   $      21.60
                              ------------   ------------   ------------
 COLORADO SPRINGS
   Colorado Springs                  19.29   $      20.87   $      19.41
                              ------------   ------------   ------------
FLORIDA
 MIAMI
   CBD                               31.83   $      30.70   $      28.62
   South Dade/Kendall                24.52          23.96          24.39
                              ------------   ------------   ------------
     Subtotal/Weighted
       Average                       29.06   $      28.15   $      27.04
                              ------------   ------------   ------------
ARIZONA
 PHOENIX
   Downtown/CBD                      25.22   $      22.00   $      26.11
                              ------------   ------------   ------------
NEW MEXICO
 ALBUQUERQUE
   CBD                               18.38   $      17.50   $      18.71
                              ------------   ------------   ------------
CALIFORNIA
 SAN DIEGO
   University Town Center            36.60   $      31.20   $      28.06
                              ------------   ------------   ------------
     CLASS A OFFICE
       PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                       21.35   $      22.96   $      22.65
                              ============   ============   ============

Class B Office Properties





                                                              Percent          Percent                          Operating
                                                                 of           Leased at          Office         Partnership
                                                 Total          Total         Operating         Submarket       Share of
                                 Number        Operating      Operating      Partnership        Percent          Office
                                  of          Partnership    Partnership       Office           Leased/         Submarket
  State, City, Submarket      Properties         NRA(1)         NRA(1)       Properties        Occupied(2)      NRA(1)(2)
--------------------------    ------------   ------------   ------------    ------------      ------------    ------------
TEXAS
 HOUSTON
   Richmond-Buffalo                      3        673,164              2%             88(6)             84%             23%
     Speedway
   The Woodlands                         1         94,048                             76                72               5
                              ------------   ------------   ------------    ------------      ------------    ------------
     Subtotal/Weighted
       Average                           4        767,212              2%             87%               79%             16%
                              ------------   ------------   ------------    ------------      ------------    ------------
     CLASS B OFFICE
       PROPERTIES
SUBTOTAL/WEIGHTED
  AVERAGE                                4        767,212              2%             87%               79%             16%
                              ============   ============   ============    ============      ============    ============
CLASS A AND CLASS B
 OFFICE PROPERTIES
TOTAL/WEIGHTED AVERAGE(8)               71     28,315,856            100%             87%               83%             16%
                              ============   ============   ============    ============      ============    ============
                                                             Weighted
                                                             Average
                                Weighted                     Operating
                                 Average      Operating     Partnership
                                 Quoted      Partnership      Full-
                                 Market         Quoted        Service
                                 Rental         Rental        Rental
                                Rate Per       Rate Per       Rate Per
                                 Square         Square        Square
  State, City, Submarket       Foot(2)(3)       Foot(4)       Foot(5)
--------------------------    ------------   ------------   ------------
TEXAS
 HOUSTON
   Richmond-Buffalo                  17.66   $      17.59   $      16.82
     Speedway
   The Woodlands                     16.64          20.25          18.96
                              ------------   ------------   ------------
     Subtotal/Weighted
       Average                       17.53   $      17.92   $      17.05
                              ------------   ------------   ------------
     CLASS B OFFICE
       PROPERTIES
SUBTOTAL/WEIGHTED
  AVERAGE                            17.53   $      17.92   $      17.05
                              ============   ============   ============
CLASS A AND CLASS B
 OFFICE PROPERTIES
TOTAL/WEIGHTED AVERAGE(8)            21.24   $      22.82   $      22.50(9)
                              ============   ============   ============

(1)  NRA means net rentable area in square feet.

(2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, Katy Freeway, Austin CBD, Northwest and Southwest submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD) Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and John Burnham & Company (for the San Diego University Town Centre submarket). This table includes market information as of December 31, 2002 for Dallas, Houston, Austin, and Denver submarkets. Market information for all other submarkets is as of September 30, 2002.

(3) Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of Company Office Properties in the submarket.

(4) Represents weighted average rental rates per square foot quoted by the Company, based on total net rentable square feet of Company Office Properties in the submarket, adjusted, if necessary, based on management estimates, to equivalent full-service quoted rental rates to facilitate comparison to weighted average Class A or Class B, as the case may be, quoted submarket full-service rental rates per square foot. These rates do not necessarily represent the amounts at which available space at the Company's Office Properties will be leased.

(5) Calculated based on base rent payable as of December 31, 2002 for Company Office Properties in the submarket, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from customers, divided by total net rentable square feet of Company Office Properties in the submarket.

(6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of December 31, 2002. If such leases had commenced as of December 31, 2002, the percent leased for all Office Properties in the Company's submarkets would have been 90%. The total percent leased for these Class A and Class B Company submarkets would have been as follows:
     Las Colinas - 80%, Houston Class A (Richmond - Buffalo Speedway) - 95%, Austin - (Northwest) - 100%, Austin - (Southwest) - 93%, and Houston Class B (Richmond - Buffalo Speedway) - 93%.

(7) Includes Johns Manville Plaza which was acquired by the Company on August 29, 2002.

(8) Property statistics exclude 5 Houston Center (which was developed and then placed into on September 16, 2002) and Five Post Oak Park (which was acquired on December 20, 2002). These office properties will be included in statistics once stabilized. Stabilization is deemed to occur upon the earlier of (a) achieving 93% occupancy or (b) one year following the date placed in-service or acquisition date.

(9) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties, giving effect to free rent and scheduled rent increases that are taken into consideration under GAAP and also including adjustments for expenses payable by or reimbursed from customers is $22.60.

         The following table shows, as of December 31, 2002, the principal business conducted by the tenants at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the tenants.

                                                Percent of
                                                 Leased Sq.
                  Industry Sector                  Ft.
               ------------------------        --------------
               Professional Services(1)                  28%
               Energy(2)                                  20
               Financial Services(3)                      19
               Telecommunications                          7
               Technology                                  7
               Manufacturing                               4
               Food Service                                3
               Government                                  3
               Retail                                      2
               Medical                                     2
               Other(4)                                    5
                                               -------------
               TOTAL LEASED                              100%
                                               =============

----------

(1) Includes legal, accounting, engineering, architectural and advertising services.

(2)  Includes oil and gas and utility companies.

(3)  Includes banking, title and insurance and investment services.

(4)  Includes construction, real estate and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of December 31, 2002, for the Operating Partnership's total Office Properties and for Dallas, Houston and Austin, Texas, and Denver, Colorado, individually, for each of the 10 years beginning with 2003.

                           TOTAL OFFICE PROPERTIES(1)

                                                                                                PERCENTAGE         ANNUAL
                                                                                                  TOTAL OF          FULL-
                                                                                                 ANNUAL            SERVICE
                                                                                                   FULL-             RENT
                                     NET RENTABLE         PERCENTAGE OF                          SERVICE          PER SQUARE
                      NUMBER OF          AREA               LEASED NET            ANNUAL            RENT           FOOT OF
                      TENANTS         REPRESENTED         RENTABLE AREA        FULL-SERVICE      REPRESENTED         NET
                         WITH         BY EXPIRING          REPRESENTED          RENT UNDER          BY             RENTABLE
   YEAR OF LEASE       EXPIRING         LEASES             BY EXPIRING           EXPIRING         EXPIRING           AREA
    EXPIRATION          LEASES       (SQUARE FEET)            LEASES            LEASES (2)         LEASES         EXPIRING(2)
  ----------------    -----------    --------------       ---------------     ---------------    -----------      -----------
  2003                       428         2,952,823(3)(4)            12.1%        $61,779,451           10.6%          $20.92
  2004                       280         3,464,757(5)               14.2          82,258,618           14.2            23.74
  2005                       288         3,474,818                  14.3          80,244,260           13.8            23.09
  2006                       198         2,961,101                  12.2          71,867,168           12.4            24.27
  2007                       200         3,301,324                  13.6          77,033,377           13.3            23.33
  2008                        88           995,396                   4.1          23,610,713            4.1            23.72
  2009                        47         1,234,305                   5.1          30,556,614            5.3            24.76
  2010                        40         1,747,698                   7.2          47,421,603            8.2            27.13
  2011                        28           899,859                   3.7          23,836,137            4.1            26.49
  2012                        22           555,465                   2.3          14,095,784            2.4            25.38
  2013 and thereafter         30         2,746,688                  11.2          68,333,855           11.6            24.88
                          ------     -------------            ----------        ------------        -------           ------
                           1,649        24,334,234(6)              100.0%       $581,037,580          100.0%          $23.88
                          ======     =============            ==========        ============        =======           ======

(1) Lease expiration data is presented at 100% without giving effect to the Operating Partnership's actual ownership percentage in joint ventured properties. In-place leases with signed renewals are shown to expire at the end of the renewed term

(2) Calculated based on base rent payable under leases for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(3)  Expirations by quarter are as follows: Q1: 1,083,062 square feet Q2:
     475,174 square feet Q3: 682,595 square feet Q4: 711,992 square feet.

(4) As of December 31, 2002, new leases have been signed for and will commence during 2003 on 691,230 net rentable square feet (representing approximately 23% of square footage expiring during 2003).

(5)  Expirations by quarter are as follows: Q1: 1,352,712 square feet Q2:
     578,211 square feet Q3: 856,623 square feet Q4: 677,211 square feet.

(6)  Reconciliation of Occupied Square Feet to Net Rentable Area.

                                                                    SQUARE FEET
                                                                    -----------

Occupied Square Footage, per above                                  24,334,234

Add: Occupied but Non-Revenue Generating Square Footage                354,562

Add: Vacant Square Footage                                           3,627,060
                                                                   -----------
Total Office Portfolio Net Rentable Area                            28,315,856
                                                                   ===========

                          DALLAS OFFICE PROPERTIES (1)

                                                                                                                   ANNUAL
                                                                                                                    FULL-
                                        NET               PERCENTAGE                          TOTAL OF             SERVICE
                                     RENTABLE                 OF                               ANNUAL               RENT
                                       AREA               LEASED NET                            FULL-            PER SQUARE
                      NUMBER OF     REPRESENTED            RENTABLE             ANNUAL         SERVICE           FOOT OF NET
                      CUSTOMERS     BY EXPIRING              AREA            FULL-SERVICE      RENT              RENTABLE
  YEAR OF             WITH            LEASES              REPRESENTED         RENT UNDER     REPRESENTED            AREA
   LEASE              EXPIRING        (SQUARE             BY EXPIRING          EXPIRING      BY EXPIRING          EXPIRING
EXPIRATION             LEASES          FEET)                LEASES            LEASES (2)       LEASES                (2)
----------            --------     ------------          ------------      --------------    -----------         ------------
2003                       115        1,147,168(3)(4)            13.1%     $  23,806,423            11.2%        $     20.75
2004                        80        1,137,876(5)               13.0         30,174,021            14.2               26.52
2005                       107        1,641,945                  18.8         36,537,291            17.2               22.25
2006                        52          896,172                  10.2         22,342,714            10.5               24.93
2007                        57        1,354,431                  15.5         33,544,114            15.8               24.77
2008                        25          271,881                   3.1          7,098,300             3.3               26.11
2009                        12          436,127                   5.0         11,395,079             5.4               26.13
2010                        14          779,050                   8.9         22,431,149            10.6               28.79
2011                         8          257,067                   2.9          7,093,589             3.3               27.59
2012                        12          172,913                   2.0          3,874,545             1.8               22.41
2013 and thereafter          5          660,776                   7.5         14,086,817             6.7               21.32
                       -------     ------------              --------      -------------         -------         -----------
                           487        8,755,406                 100.0%     $ 212,384,042           100.0%        $     24.26
                       =======     ============              ========      =============         =======         ===========

(1) Lease expiration data is presented at 100% without giving effect to the Operating Partnership's actual ownership percentage in joint ventured properties. In-place leases with signed renewals are shown to expire at the end of the renewed term

(2) Calculated based on base rent payable under leases for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(3) Expirations by quarter are as follows: Q1: 433,294 square feet Q2: 136,949 square feet Q3: 385,016 square feet Q4: 191,909 square feet.

(4) As of December 31, 2002, new leases have been signed for and will commence during 2003 on 176,757 net rentable square feet (representing approximately 15% of square footage expiring during 2003).

(5)  Expirations by quarter are as follows: Q1: 227,147 square feet
     Q2: 186,916 square feet Q3: 356,762 square feet Q4: 367,051 square feet.


                          HOUSTON OFFICE PROPERTIES(1)

                                                                                                                 ANNUAL
                                                                                                                  FULL-
                                                                                              TOTAL OF           SERVICE
                                                                                               ANNUAL             RENT
                                  NET RENTABLE         PERCENTAGE OF                            FULL-          PER SQUARE
                    NUMBER OF         AREA              LEASED NET               ANNUAL        SERVICE         FOOT OF NET
                    CUSTOMERS      REPRESENTED         RENTABLE AREA          FULL-SERVICE      RENT            RENTABLE
                    WITH           BY EXPIRING          REPRESENTED            RENT UNDER    REPRESENTED          AREA
 YEAR OF LEASE      EXPIRING         LEASES             BY EXPIRING             EXPIRING     BY EXPIRING        EXPIRING
  EXPIRATION         LEASES       (SQUARE FEET)           LEASES               LEASES (2)      LEASES              (2)
----------------    ----------    --------------       --------------         -------------- ------------      ------------
2003                      174           808,047(3)(4)            9.1%         $  15,450,999          7.6%      $      19.12
2004                      106         1,470,300(5)              16.6             31,880,937         15.6              21.68
2005                       92           660,482                  7.5             14,898,568          7.3              22.56
2006                       69         1,214,163                 13.7             27,339,692         13.4              22.52
2007                       77         1,435,737                 16.2             31,329,955         15.3              21.82
2008                       26           441,983                  5.0              9,219,661          4.5              20.86
2009                       14           333,569                  3.8              7,322,629          3.6              21.95
2010                       14           681,450                  7.7             16,399,008          8.0              24.06
2011                       12           526,770                  5.9             12,541,944          6.1              23.81
2012                        5           225,170                  2.5              6,050,087          3.0              26.87
2013 and thereafter         9         1,073,000                 12.0             31,918,431         15.6              29.75
                      --------    -------------        -------------          -------------      -------       ------------
                          598         8,870,671                100.0%         $ 204,351,911        100.0%      $      23.04
                      ========    =============        =============          =============      =======       ============

----------

(1) Lease expiration data is presented at 100% without giving effect to the Operating Partnership's actual ownership percentage in joint ventured properties. In-place leases with signed renewals are shown to expire at the end of the renewed term.

(2) Calculated based on base rent payable under leases for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(3)  Expirations by quarter are as follows: Q1: 317,650 square feet
     Q2: 174,051 square feet Q3: 147,867 square feet Q4: 168,479 square feet.

(4) As of December 31, 2002, new leases have been signed for and will commence during 2003 on 340,894 net rentable square feet (representing approximately 42% of square footage expiring during 2003).

(5)  Expirations by quarter are as follows: Q1: 826,094 square feet
     Q2: 241,654 square feet Q3: 190,445 square feet Q4: 212,107 square feet.

                          AUSTIN OFFICE PROPERTIES(1)

                                                                                            TOTAL OF
                                                         PERCENTAGE                          ANNUAL
                                    NET RENTABLE             OF                              FULL-         ANNUAL FULL-
                                        AREA             LEASED NET                         SERVICE        SERVICE RENT
                     NUMBER OF      REPRESENTED           RENTABLE           ANNUAL           RENT          PER SQUARE
                     CUSTOMERS      BY EXPIRING             AREA           FULL-SERVICE    REPRESENTED      FOOT OF NET
                       WITH            LEASES            REPRESENTED       RENT UNDER          BY            RENTABLE
 YEAR OF LEASE        EXPIRING        (SQUARE            BY EXPIRING        EXPIRING        EXPIRING           AREA
   EXPIRATION          LEASES          FEET)               LEASES          LEASES (2)        LEASES         EXPIRING (2)
-----------------    -----------    -------------        ------------      ------------    -----------      -------------
2003                         38          259,184(3)(4)          15.5%      $ 6,648,590           15.2%      $      25.65
2004                         22          359,069(5)             21.4         8,694,157           19.9              24.21
2005                         23          489,107                29.2        12,523,682           28.6              25.61
2006                         15          304,447                18.2         8,711,518           19.9              28.61
2007                         10           78,935                 4.7         2,026,368            4.6              25.67
2008                         11           93,269                 5.6         2,627,673            6.0              28.17
2009                          2           29,935                 1.8           841,086            1.9              28.10
2010                          3            6,937                 0.4           174,697            0.4              25.18
2011                         --               --                 0.0                --            0.0                 --
2012                         --               --                 0.0                --            0.0                 --
2013 and thereafter           3           55,202                 3.2         1,476,288            3.5              26.74
                     ----------     ------------         -----------       -----------     ----------       ------------
                            127        1,676,085               100.0%      $43,724,059          100.0%      $      26.09
                     ==========     ============         ===========       ===========     ==========       ============

(1) Lease expiration data is presented at 100% without giving effect to the Operating Partnership's actual ownership percentage in joint ventured properties. In-place leases with signed renewals are shown to expire at the end of the renewed term.

(2) Calculated based on base rent payable under leases for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(3)  Expirations by quarter are as follows: Q1: 65,844 square feet
     Q2: 109,778 square feet Q3: 64,051 square feet Q4: 19,511 square feet.

(4) As of December 31, 2002, new leases have been signed for and will commence during 2003 on 30,003 net rentable square feet (representing approximately 12% of square footage expiring during 2003).

(5)  Expirations by quarter are as follows: Q1: 83,448 square feet
     Q2: 12,528 square feet Q3: 249,405 square feet Q4: 13,688 square feet.

                          DENVER OFFICE PROPERTIES (1)


                                                                                                                        ANNUAL
                                           NET                                                    TOTAL OF               FULL-
                                        RENTABLE                                                   ANNUAL              SERVICE
                                          AREA          PERCENTAGE OF            ANNUAL            FULL-                 RENT
                       NUMBER OF       REPRESENTED        LEASED NET           FULL-SERVICE       SERVICE             PER SQUARE
                       CUSTOMERS       BY EXPIRING      RENTABLE AREA             RENT              RENT              FOOT OF NET
                          WITH           LEASES          REPRESENTED             UNDER           REPRESENTED           RENTABLE
    YEAR OF LEASE       EXPIRING         (SQUARE         BY EXPIRING            EXPIRING         BY EXPIRING             AREA
     EXPIRATION          LEASES           FEET)             LEASES             LEASES(2)           LEASES             EXPIRING(2)
---------------------- -----------     ------------     ---------------        -----------     --------------        -------------
2003                           37          402,659(3)(4)          21.2%       $ 8,379,184               19.1%        $      20.81
2004                           25          253,757(5)             13.4          5,541,610               12.7                21.84
2005                           19          337,917                17.8          7,569,711               17.3                22.40
2006                           12          163,023                 8.6          4,067,871                9.3                24.95
2007                           20          160,267                 8.4          3,743,822                8.5                23.36
2008                           10           67,067                 3.5          1,523,224                3.5                22.71
2009                           11          219,349                11.6          5,544,223               12.7                25.28
2010                            3           91,074                 4.8          2,653,433                6.1                29.13
2011                            2            3,859                 0.2             74,038                0.2                19.19
2012                            1           61,080                 3.2          1,557,539                3.6                25.50
2013 and thereafter             1          139,254                 7.3          3,166,632                7.0                22.74
                         --------      -----------            --------        -----------           --------         ------------
                              141        1,899,306               100.0%       $43,821,287              100.0%        $      23.07
                         ========      ===========            ========        ===========           ========         ============

----------

(1) Lease expiration data is presented at 100% without giving effect to the Operating Partnership's actual ownership percentage in joint ventured properties. In-place leases with signed renewals are shown to expire at the end of the renewal term.

(2) Calculated based on base rent payable under leases for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(3)  Expirations by quarter are as follows: Q1: 70,566 square feet
     Q2: 26,635 square feet Q3: 42,462 square feet Q4: 262,996 square feet.

(4) As of December 31, 2002, new leases have been signed for and will commence during 2003 on 84,675 net rentable square feet (representing approximately 21% of square footage expiring during 2003).

(5)  Expirations by quarter are as follows: Q1: 171,003 square feet
     Q2: 51,637 square feet Q3: 12,413 square feet Q4: 18,704 square feet.

                           OTHER OFFICE PROPERTIES (1)



                                                                                                   PERCENTAGE
                                           NET RENTABLE         PERCENTAGE OF                       TOTAL OF         ANNUAL FULL-
                                               AREA              LEASED NET           ANNUAL      ANNUAL FULL-       SERVICE RENT
                          NUMBER OF         REPRESENTED         RENTABLE AREA      FULL-SERVICE   SERVICE RENT        PER SQUARE
                         CUSTOMERS WITH    BY EXPIRING           REPRESENTED        RENT UNDER    REPRESENTED         FOOT OF NET
   YEAR OF LEASE           EXPIRING           LEASES             BY EXPIRING         EXPIRING     BY EXPIRING        RENTABLE AREA
     EXPIRATION             LEASES        (SQUARE FEET)            LEASES           LEASES (2)       LEASES          EXPIRING (2)
---------------------   ---------------   ---------------      ----------------    ------------- ---------------    ----------------
2003                                64           335,765(3)(4)            10.7%      $ 7,494,255            9.8%        $     22.32
2004                                47           243,755(5)                7.8         5,967,893            7.8               24.48
2005                                47           345,367                  11.0         8,715,008           11.4               25.23
2006                                50           383,296                  12.2         9,405,373           12.3               24.54
2007                                36           271,954                   8.7         6,389,118            8.3               23.49
2008                                16           121,196                   3.9         3,141,855            4.1               25.92
2009                                 8           215,325                   6.9         5,453,597            7.1               25.33
2010                                 6           189,187                   6.0         5,763,316            7.5               30.46
2011                                 6           112,163                   3.6         4,126,566            5.4               36.79
2012                                 4            96,302                   3.1         2,613,613            3.4               27.14
2013 and thereafter                 12           818,456                  26.1        17,685,687           22.9               21.61
                            ----------      ------------         -------------      ------------    -----------         -----------
                                   296         3,132,766                 100.0%     $ 76,756,281          100.0%        $     24.50
                            ==========      ============         =============      ============    ===========         ===========

----------

(1) Lease expiration data is presented at 100% without giving effect to the Operating Partnership's actual ownership percentage in joint ventured properties. In-place leases with signed renewals are shown to expire at the end of the renewed term.

(2) Calculated based on base rent payable under leases for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(3) Expirations by quarter are as follows: Q1: 195,708 square feet Q2: 27,761 square feet Q3: 43,199 square feet Q4: 69,097 square feet.

(4) As of December 31, 2002, new leases have been signed for and will commence during 2003 on 58,901 net rentable square feet (representing approximately 18% of square footage expiring during 2003).

(5) Expirations by quarter are as follows: Q1: 45,020 square feet Q2: 85,476 square feet Q3: 47,598 square feet Q4: 65,661 square feet.

RESORT/HOTEL PROPERTIES

         The following table shows certain information for the years ended December 31, 2002 and 2001, with respect to the Operating Partnership's Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which measure their performance based on available guest nights.

                                                                                                             FOR THE YEARS ENDED
                                                                                                                DECEMBER 31,
                                                                                                          -------------------------
                                                                                                                   AVERAGE
                                                                                                                  OCCUPANCY
                                                                               YEAR                                  RATE
                                                                            COMPLETED/                    --------------------------
RESORT/HOTEL PROPERTY(1)                                     LOCATION       RENOVATED           ROOMS          2002           2001
------------------------                                     --------       ---------           -----          ----           ----
    UPSCALE BUSINESS CLASS HOTELS:
      Denver Marriott City Center                     Denver, CO            1982/1994              613          75%             77%
      Hyatt Regency Albuquerque                       Albuquerque, NM          1990                395          71              69
      Omni Austin Hotel                               Austin, TX               1986                375          70              68
      Renaissance Houston Hotel                       Houston, TX           1975/2000              388          63              64
                                                                                               -------       -----           -----
           TOTAL/WEIGHTED AVERAGE                                                                1,771          71%             71%
                                                                                               =======       =====           =====

    LUXURY RESORTS AND SPAS:
      Park Hyatt Beaver Creek Resort and Spa          Avon, CO              1989/2001              275          59%             57%
      Sonoma Mission Inn & Spa (2)                    Sonoma, CA          1927/1987/1997           228          61              59
      Ventana Inn & Spa                               Big Sur, CA         1975/1982/1988            62          71              73
      Ritz Carlton Palm Beach (3)                     Palm Beach, FL           1991                270          63              65
                                                                                               -------       -----           -----
           TOTAL/WEIGHTED AVERAGE                                                                  835          62%             61%
                                                                                               =======       =====           =====

                                                                                               GUEST
                                                                                               NIGHTS
                                                                                               ------

 DESTINATION FITNESS RESORTS AND SPAS:
      Canyon Ranch-Tucson                             Tucson, AZ               1980                259(4)
      Canyon Ranch-Lenox                              Lenox, MA                1989                212(4)
                                                                                               -------       -----           -----
           TOTAL/WEIGHTED AVERAGE                                                                  471          77%             81%
                                                                                               =======       =====           =====

    LUXURY AND DESTINATION FITNESS RESORTS COMBINED                                                             67%             68%
                                                                                                             =====           =====


           GRAND TOTAL/WEIGHTED AVERAGE FOR
               RESORT/HOTEL PROPERTIES(5)                                                        3,077          69%             70%
                                                                                               =======       =====           =====
                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------------
                                                                                                 REVENUE
                                                                AVERAGE                             PER
                                                                 DAILY                           AVAILABLE
                                                                  RATE                       ROOM/GUEST NIGHT
                                                         ---------------------             --------------------
RESORT/HOTEL PROPERTY(1)                                 2002             2001             2002            2001
------------------------                                 ----             ----             ----            ----
    UPSCALE BUSINESS CLASS HOTELS:
      Denver Marriott City Center                         $117             $123             $ 89            $ 95
      Hyatt Regency Albuquerque                            106              108               76              74
      Omni Austin Hotel                                    116              124               81              84
      Renaissance Houston Hotel                            110              113               70              73
                                                          ----             ----             ----            ----
           TOTAL/WEIGHTED AVERAGE                         $113             $118             $ 80            $ 83
                                                          ====             ====             ====            ====

    LUXURY RESORTS AND SPAS:
      Park Hyatt Beaver Creek Resort and Spa              $280             $278             $166            $159
      Sonoma Mission Inn & Spa (2)                         264              299              162             176
      Ventana Inn & Spa                                    393              420              279             304
      Ritz Carlton Palm Beach (3)                          312              326              195             210
                                                          ----             ----             ----            ----
           TOTAL/WEIGHTED AVERAGE                         $296             $312             $183            $191
                                                          ====             ====             ====            ====

                                      GUEST
    DESTINATION FITNESS RESORTS AND SPAS:

      Canyon Ranch-Tucson
      Canyon Ranch-Lenox
                                                          ----             ----             ----            ----
           TOTAL/WEIGHTED AVERAGE                         $641             $622             $471            $482
                                                          ====             ====             ====            ====

    LUXURY AND DESTINATION FITNESS RESORTS COMBINED       $435             $441             $286            $296
                                                          ====             ====             ====            ====


           GRAND TOTAL/WEIGHTED AVERAGE FOR
               RESORT/HOTEL PROPERTIES(5)                 $243             $251             $167            $174
                                                          ====             ====             ====            ====

----------

(1) As of December 31, 2001, the Operating Partnership had leased all of the Resort/Hotel Properties, except the Omni Austin Hotel and the Ritz Carlton Palm Beach, to subsidiaries of COPI. The Omni Austin Hotel is leased pursuant to a separate lease to HCD Austin Corporation. On February 14, 2002, the Operating Partnership executed an agreement with COPI , pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in those Resort/Hotel Properties. As a result, subsidiaries of the Operating Partnership became the lessees of the eight Resort/Hotel properties.

(2) On September 1, 2002, the Operating Partnership entered into a joint venture agreement with Fairmont pursuant to which Fairmont acquired a 19.9% interest in the limited liability company that owns the Sonoma Mission Inn & Spa.

(3) Prior to October 21, 2002, the Operating Partnership held a 25% interest in the limited liability company that owns the Ritz Carlton Palm Beach. In October 2002, through a series of transactions, the Operating Partnership acquired the remaining 75% interest. Subsequent to those transactions, the Operating Partnership entered into a joint venture agreement with Westbrook pursuant to which Westbrook acquired a 50% interest in the limited liability company that owns the resort. The Operating Partnership accounts for this interest as an unconsolidated investment.

(4) Represents available guest nights, which is the maximum number of guests the resort can accommodate per night.

(5) Resort/Hotel Property Table is presented at 100% without giving effect to the Operating Partnership's actual ownership percentage in Resort/Hotel Properties.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

         The following table shows certain information as of December 31, 2002, relating to the Residential Development Properties.


                                                                                                                        Total
                             Residential                                              Residential         Total       Lots/Units
   Residential               Development                                              Development         Lots/       Developed
   Development                Properties            Type of                           Corporation's       Units         Since
  Corporation (1)                (RDP)               RDP(2)      Location              Ownership %       Planned      Inception
  ---------------           ----------------        -------      --------             -------------      -------      ---------
Desert Mountain             Desert Mountain            SF        Scottsdale, AZ           93.0%            2,665          2,354
 Development                                                                                             -------      ---------
 Corporation

The Woodlands               The Woodlands              SF        The Woodlands,  TX       42.5%(8)        37,554         27,148
 Land Company,                                                                                           -------      ---------
 Inc.

Crescent                    Bear Paw Lodge             CO        Avon, CO                 60.0%               53             53
 Resort                     Eagle Ranch                SF        Eagle, CO                60.0%            1,100            606
 Development,               Main Street
 Inc.                        Junction                  CO        Breckenridge, CO         30.0%               36             36
                            Main Street
                              Station                  CO        Breckenridge, CO         30.0%               82             82
                            Main Street Station
                              Vacation Club            TS        Breckenridge, CO         30.0%               42 (6)         42
                            Riverbend                  SF        Charlotte, NC            60.0%              650            239
                            Three Peaks
                              (Eagle's Nest)           SF        Silverthorne, CO         30.0%              391            253
                            Park Place at
                              Riverfront               CO        Denver, CO               64.0%               70             70
                            Park Tower at
                              Riverfront               CO        Denver, CO               64.0%               61             61
                            Promenade Lofts
                              at Riverfront            CO        Denver, CO               64.0%               66             66
                            Creekside at
                              Riverfront               CO        Denver, CO               64.0%               40 (6)         --
                            Cresta                   TH/SFH      Edwards, CO              60.0%               25             20
                            Snow Cloud                 CO        Avon, CO                 64.0%               54             54
                            One Vendue Range           CO        Charleston, SC           62.0%               50 (6)         17
                            Tahoe Mountain
                              Resorts              SF/CO/TH/TS   Tahoe, CA             57% - 71.2%            -- (7)         -- (7)
                                                                                                         -------     ---------
    Total Crescent Resort Development , Inc.                                                               2,720         1,599
                                                                                                         -------     ---------

Mira Vista                  Mira Vista                 SF        Fort Worth, TX          100.0%              740           740
 Development                The Highlands              SF        Breckenridge, CO         12.3%              750           503
 Corp.                                                                                                   -------     ---------

    Total Mira Vista Development Corp.                                                                     1,490         1,243
                                                                                                         -------     ---------

Houston Area                Falcon Point               SF        Houston, TX             100.0%              510           432
 Development                Falcon Landing             SF        Houston, TX             100.0%              623           566
 Corp.                      Spring Lakes               SF        Houston, TX             100.0%              520           352


    Total Houston Area Development Corp.                                                                   1,653         1,350
                                                                                                         -------     ---------

      Total                                                                                               46,082        33,694
                                                                                                         =======     =========

                                                 Total                Average
                                               Lots/Units              Closed                   Range of
   Residential                                   Closed              Sale Price                 Proposed
   Development                                   Since                Per Lot/                  Sale Prices
  Corporation (1)                              Inception             Unit ($)(3)            Per Lot/Unit ($)(4)
  ---------------                              ---------             -----------           ---------------------
Desert Mountain                                    2,255                 531,000            400,000 - 3,250,000 (5)
 Development                                   ---------
 Corporation

The Woodlands                                     25,711                  58,000             16,000 - 2,160,000
 Land Company,                                 ---------
 Inc.

Crescent                                              53               1,452,000            665,000 - 2,025,000
 Resort                                              564                  81,000             50,000 - 150,000
 Development,
 Inc.                                                 32                 463,000            300,000 - 580,000

                                                      78                 488,000            215,000 - 1,065,000

                                                      23               1,141,000            380,000 - 4,600,000
                                                     239                  30,000             25,000 - 38,000

                                                     190                 258,000            135,000 - 425,000

                                                      66                 413,000            195,000 - 1,445,000

                                                      54                 655,000            180,000 - 2,100,000

                                                      62                 425,000            180,000 - 2,100,000

                                                       -                  N/A               210,000 - 434,000
                                                      19               1,914,000          1,230,000 - 3,434,000
                                                      50               1,768,000            840,000 - 4,545,000
                                                      17               1,192,000            450,000 - 3,100,000

                                                      -- (7)              N/A                N/A         N/A
                                               ---------
    Total Crescent Resort Development , Inc.       1,447
                                               ---------

Mira Vista                                           710                  99,000             50,000 - 265,000
 Development                                         461                 193,000             55,000 - 625,000
 Corp.                                         ---------

    Total Mira Vista Development Corp.              1,171
                                               ---------

Houston Area                                         373                  42,000             28,000 - 52,000
 Development                                         551                  21,000             22,000 - 26,000
 Corp.                                               313                  32,000             35,000 - 50,000
                                               ---------

    Total Houston Area Development Corp.           1,237
                                               ---------

      Total                                       31,821
                                               =========

----------

(1) As of December 31, 2002, the Operating Partnership had a 100% ownership interest in Desert Mountain Development Corporation, The Woodlands Land Company, Inc., and Crescent Resort Development Inc. as a result of COPI's transfer to subsidiaries of the Operating Partnership, pursuant to a strict foreclosure of COPI's ownership interests, representing all of the voting stock in Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and Crescent Resort Development, Inc., as of February 14, 2002. As of December 31, 2002, the Operating Partnership also had a 94% ownership interest, representing all of the non-voting common stock, in Mira Vista Development Corp. and Houston Area Development Corp.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); SF (Single-Family Homes) and TS (Timeshare Equivalent Units).

(3) Based on lots/units closed during the Operating Partnership's ownership period.

(4) Based on existing inventory of developed lots/units and lots/units to be developed.

(5) Includes golf membership, which as of December 31, 2002 is $225,000.

(6) As of December 31, 2002, 0.9 equivalent units were under contract at Main Street Station Vacation Club representing $1.4 million in sales; six units at Creekside were under contract representing $1.9 million in sales and 28 units were under contract at One Vendue Range representing $33.7 million in sales.

(7) This project is in the early stages of development, and this information is not available as of December 31, 2002.

(8) Distributions are made to Partners based on specified payout percentages. During the year ended December 31, 2002, the payout percentage and economic interest was 52.5%.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Corporation Properties by state as of December 31, 2002:

                              TOTAL CUBIC         TOTAL                                         TOTAL CUBIC          TOTAL
               NUMBER OF        FOOTAGE        SQUARE FEET                      NUMBER OF         FOOTAGE         SQUARE FEET
  STATE      PROPERTIES(1)   (IN MILLIONS)    (IN MILLIONS)      STATE        PROPERTIES(1)    (IN MILLIONS)     (IN MILLIONS)
  -----      -------------   -------------    -------------      -----        -------------    -------------     -------------
Alabama                  4            10.7              0.3    Missouri                   2             46.8               2.8
Arizona                  1             2.9              0.1    Nebraska                   2              4.4               0.2
Arkansas                 6            33.1              1.0    New York                   1             11.8               0.4
California               8            25.9              0.9    North Carolina             3             10.0               0.4
Colorado                 1             2.8              0.1    Ohio                       1              5.5               0.2
Florida                  5             6.5              0.3    Oklahoma                   2              2.1               0.1
Georgia                  8            49.5              1.7    Oregon                     6             40.4               1.7
Idaho                    2            18.7              0.8    Pennsylvania               2             27.4               0.9
Illinois                 2            11.6              0.4    South Carolina             1              1.6               0.1
Indiana                  1             9.1              0.3    South Dakota               1              2.9               0.1
Iowa                     2            12.5              0.5    Tennessee                  3             10.6               0.4
Kansas                   2             5.0              0.2    Texas                      2              6.6               0.2
Kentucky                 1             2.7              0.1    Utah                       1              8.6               0.4
Maine                    1             1.8              0.2    Virginia                   2              8.7               0.3
Massachusetts            5            10.5              0.5    Washington                 6             28.7               1.1
Mississippi              1             4.7              0.2    Wisconsin                  3             17.4               0.6
                                                                               ------------    -------------     -------------

                                                               TOTAL                     88(2)         441.5(2)           17.5(2)
                                                                               ============    =============     =============

----------
(1) As of December 31, 2002, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Operating Partnership has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) As of December 31, 2002, AmeriCold Logistics operated 101 temperature-controlled logistics properties with an aggregate of approximately 541.4 million cubic feet (20.7 million square feet) of warehouse space.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Operating Partnership's fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

                      MARKET INFORMATION AND DISTRIBUTIONS

         The actual results of operations of the Operating Partnership and the amounts actually available for distribution will be affected by a number of factors, including:

         o   the general condition of the United States economy;

         o general leasing activity in the markets in which the Office Properties are located;

         o   the ability of tenants to meet their rent obligations;

         o   the operating and interest expenses of the Operating Partnership;

         o consumer preferences relating to the Resort/Hotel Properties and the Residential Development Properties;

         o   cash flows from unconsolidated entities;

         o   capital expenditure requirements;

         o federal, state and local taxes payable by the Operating Partnership; and

         o   the adequacy of cash reserves.

          There is no established public trading market for the Registrant's limited partner interests, including the associated units for limited partners other than the Company and the General Partner ("Units"). The following table sets forth the cash distributions paid per Unit during each quarter of fiscal years 2002 and 2001. As of March 21, 2003, there were 36 record holders of Units.

QUARTER ENDED:          2002 DISTRIBUTIONS      2001 DISTRIBUTIONS
--------------          ------------------      ------------------
March 31                $0.75                   $1.10

June 30                 $0.75                   $1.10

September 30            $0.75                   $0.75(1)

December 31             $0.75                   $0.75(1)


(1) Beginning with the third quarter of 2001, the Operating Partnership reduced its quarterly distribution from $1.10 per Unit, or an annualized distribution of 4.40 per Unit, to $0.75 per Unit, or an annualized distribution of $3.00 per Unit.

         Distributions are not taxable to the partners, but the partners' allocable share of taxable income is taxable.

         Distributions on the 10,800,000 Series A Convertible Cumulative Preferred Units issued by the Operating Partnership in February 1998 and April 2002 are payable at the rate of $1.6875 per annum per Series A Convertible Cumulative Preferred Unit, prior to distributions on the units.

         Distributions on the 3,400,000 Series B Cumulative Redeemable Preferred Units issued by the Operating Partnership in May and June 2002 are payable at the rate of $2.3750 per annum per Series B Cumulative Redeemable Preferred Unit, prior to distributions on the units.

                      ISSUANCES OF UNREGISTERED SECURITIES

         During the quarter ended December 31, 2002, the Operating Partnership issued an aggregate of 2,402,900 units to Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, in exchange for his contribution to the Operating Partnership of 4,805,800 common shares of the Company. The issuances of units were exempt from registration as private placements under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table includes certain financial information for the Operating Partnership on a consolidated historical basis. You should read this section in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED HISTORICAL FINANCIAL DATA
                    (DOLLARS IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                      FOR YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------------
OPERATING DATA:                                              2002           2001           2000           1999           1998
                                                         ------------   ------------   ------------   ------------   ------------
Total revenue                                            $  1,029,871   $    711,788   $    725,341   $    731,121   $    683,891
Operating income (loss)                                        29,053         (1,974)       106,636        (60,236)       138,263
Income before minority interests, income taxes,
 discontinued operations, extraordinary item and
 cumulative effect of a change in accounting principle        121,559         53,682        319,804          8,061        177,580
Basic earnings per common share:
Net income (loss) before discontinued operations,
 extraordinary item, and cumulative effect of a change
 in accounting principle                                 $       1.45   $       0.29   $       4.18   $      (0.16)  $       2.45
Net income (loss) - basic                                        1.44           0.15           4.18          (0.09)          2.52
Diluted earnings per unit
Net income (loss) before discontinued operations,
 extraordinary item, and cumulative effect of a change
 in accounting principle                                 $       1.45   $       0.29   $       4.15   $      (0.15)  $       2.35
Net income (loss) - diluted                                      1.44           0.15           4.15          (0.09)          2.42
BALANCE SHEET DATA
(AT PERIOD END):
Total assets                                             $  4,285,109   $  4,422,826   $  4,827,999   $  4,951,420   $  5,045,949
Total debt                                                  2,382,910      2,214,094      2,271,895      2,598,929      2,318,156
Total shareholders' equity                                  1,485,207      1,759,190      2,116,394      2,156,863      2,551,624
OTHER DATA:
Cash distribution declared per unit                      $       3.00   $       3,70   $       4.40   $       4.40   $       3.72
Weighted average
     Units outstanding - basic                             63,577,892     67,814,802     67,859,823     67,977,021     66,214,702
Weighted average
     Units outstanding - diluted                           63,679,260     68,578,210     68,458,230     68,945,780     70,194,031
Cash flow provided by (used in):
     Operating activities                                $    266,107   $    233,897   $    295,247   $    335,829   $    299,514
     Investing activities                                      86,567        215,080        146,823       (204,345)      (820,429)
     Financing activities                                    (308,900)      (455,976)      (475,529)      (169,210)       564,680
Funds from Operations (1)                                $    251,646   $    206,389   $    348,189   $    340,777   $    341,713

----------
 (1) Funds from Operations ("FFO"), as used in this document, is based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, effective January 1, 2000, and means net income (loss) (determined in accordance with GAAP), excluding gains (losses) from sales of depreciable operating property, excluding extraordinary items (as defined by GAAP), plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO is a non-GAAP measure and should not be considered an alternative to GAAP measures, including net income and cash generated from operating activities. For a more detailed definition and description of FFO and comparisons to GAAP measures, see "Funds from Operations" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                                                                                            Page
                                                                                            ----
Forward-Looking Statements.........................................................         34

Results of Operations
                  Years ended December 31, 2002 and 2001...........................         35
                  Years ended December 31, 2001 and 2000...........................         39

Liquidity and Capital Resources
                  Cash Flows for the year ended December 31, 2002..................         41
                  Liquidity Requirements

Equity and Debt Financing..........................................................         45

2002 Transactions..................................................................         55

Unconsolidated Investments.........................................................         62

Related Party Transactions.........................................................         69

Significant Accounting Policies....................................................         71

Funds from Operations..............................................................         76

                           FORWARD-LOOKING STATEMENTS

         You should read this section in conjunction with the selected financial data and the consolidated financial statements and the accompanying notes in
Item 6, "Selected Financial Data," and Item 8, "Financial Statements and Supplementary Data," respectively, of this report. Historical results and percentage relationships set forth in these Items and this section should not be taken as indicative of future operations of the Operating Partnership. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Items 1 - 6 of this Form 10-K.

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

         The following factors might cause such a difference:

     o The Operating Partnership's ability, at its Office Properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which may continue to be adversely affected by changes in real estate conditions (including changes in vacancy rates in a particular market, or markets decreases in rental rates, increased competition from other properties or a general downturn in the economy);

     o   Adverse changes in the financial condition of existing tenants;

     o Further deterioration in the resort/business-class hotel markets or in the market for residential land or luxury residences, including single-family homes, townhomes and condominiums, or in the economy generally;

     o Financing risks, such as the ability to generate revenue sufficient to service and repay existing or additional debt, the ability to meet financial covenants, the Operating Partnership's ability to fund the share repurchase program, increases in debt service associated with increased debt and with variable-rate debt, and the Operating Partnership's ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

     o Further or continued adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy) which may further jeopardize the ability of AmeriCold Logistics to pay all current and deferred rent due;

     o The Operating Partnership's inability to obtain the confirmation of a pre-packaged bankruptcy plan of COPI binding all creditors and stockholders;

     o The inability of the Operating Partnership to complete the distribution to its shareholders of the shares of a new entity to purchase COPI's interest in AmeriCold Logistics;

     o The concentration of a significant percentage of the Operating Partnership's assets in Texas;

     o The existence of complex regulations relating to the Company's status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT;

     o The Operating Partnership's ability to find acquisition and development opportunities which meet the Operating Partnership's investment strategy; and,

     o Other risks detailed from time to time in the Operating Partnership's filings with the SEC.

         Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Operating Partnership is not obligated to update these forward looking statements to reflect any future events or circumstances.

                              RESULTS OF OPERATIONS

                  The following table shows the Operating Partnership's financial data as a percentage of total revenues for the three years ended December 31, 2002, 2001 and 2000 and the variance in dollars between the years ended December 31, 2002 and 2001 and the years ended December 31, 2001 and 2000.

                                                              FINANCIAL DATA AS                      TOTAL VARIANCE
                                                            A PERCENTAGE OF TOTAL                  IN DOLLARS BETWEEN
                                                            REVENUES FOR THE YEAR                  REVENUES FOR THE YEARS
                                                              ENDED DECEMBER 31,                     ENDED DECEMBER 31,
                                                    -------------------------------------     --------------------------------
                                                                                                       (IN MILLIONS)
                                                      2002          2001           2000       2002 AND 2001      2001 AND 2000
                                                    --------      --------       --------     -------------      -------------
REVENUES
    Office properties                                   55.2 %        84.2 %         81.6 %   $       (30.6)     $         7.4
    Resort/Hotel properties                             19.7           6.4            9.9             157.4              (26.4)
    Residential development properties                  22.5            --             --             231.7                 --
    Interest and other income                            2.6           9.4            8.5             (40.4)               5.4
                                                    --------      --------       --------     -------------      -------------
       TOTAL REVENUES                                  100.0 %       100.0 %        100.0 %   $       318.1      $       (13.6)
                                                    --------      --------       --------     -------------      -------------

EXPENSES
    Operating expenses                                  24.0 %        36.1 %         33.6 %           (10.0)              13.6
    Resort/hotel property expense                       15.3            --             --             158.0                 --
    Residential Development property expense            20.6            --             --             211.8                 --
    Corporate general and administrative                 2.7           3.4            3.3               3.6                0.1
    Interest expense                                    17.4          25.6           28.0              (3.2)             (20.8)
    Amortization of deferred financing costs             1.0           1.3            1.3               0.9               (0.2)
    Depreciation and amortization                       13.9          17.2           16.6              20.6                2.1
    Impairment and other charges related
       to real estate assets                             1.2           3.6            2.5             (13.1)               7.4
    Impairment and other charges related
       to COPI                                            --          13.0             --             (92.8)              92.8
    Other expenses                                       1.1            --             --              11.4                 --
                                                    --------      --------       --------     -------------      -------------
       TOTAL EXPENSES                                   97.2 %       100.2 %         85.3 %           287.2               95.0
                                                    --------      --------       --------     -------------      -------------
OPERATING INCOME (LOSS)                                  2.8 %        (0.2)%         14.7 %   $        30.9      $      (108.6)

OTHER INCOME
    Equity in net income of unconsolidated
     companies:
       Office properties                                 2.3           0.9            0.4              17.3                2.9
       Resort/hotel properties                            --            --             --              (0.1)                --
       Residential development properties                3.9           5.8            7.4              (1.2)             (12.5)
       Temperature-controlled logistics properties      (0.3)          0.2            1.0              (4.0)              (6.3)
       Other                                            (0.6)          0.4            1.6              (9.6)              (8.6)
                                                    --------      --------       --------     -------------      -------------
       TOTAL EQUITY IN NET INCOME FROM
       UNCONSOLIDATED COMPANIES                          5.3 %         7.3 %         10.4 %   $         2.4      $       (24.5)

    Gain on property sales, net                          3.8           0.6           19.0              34.6             (133.1)
                                                    --------      --------       --------     -------------      -------------
       TOTAL OTHER INCOME AND EXPENSE                    9.1 %         7.9 %         29.4 %   $        37.0      $      (157.6)
                                                    --------      --------       --------     -------------      -------------

INCOME (LOSS) BEFORE MINORITY INTERESTS,
       INCOME ITEM AND CUMULATIVE EFFECT
       OF A CHANGE IN ACCOUNTING PRINCIPLE              11.9 %         7.7 %         44.1 %   $        67.9      $      (266.2)

    Minority interests                                  (1.2)         (2.9)          (2.7)              7.6               (0.7)
    Income tax benefit                                   0.5            --             --               4.9                 --
                                                    --------      --------       --------     -------------      -------------

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS,
       EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
       OF A CHANGE IN ACCOUNTING PRINCIPLE              11.2 %         4.8 %         44.1 %   $        80.4      $      (266.9)

       Discontinued Operations                           0.9           0.4            0.6               6.9               (1.4)
       Extraordinary item - extinguishment of debt        --          (1.7)          (0.6)             12.2               (7.8)
       Cumulative effect of a change in
          accounting principle                          (1.0)           --             --             (10.3)                --
                                                    --------      --------       --------     -------------      -------------
NET INCOME (LOSS)                                       11.1 %         3.5 %         41.4 %            89.2             (276.1)

    Series A Preferred Unit distributions               (1.6)         (1.8)          (1.9)             (3.2)                --
    Series B Preferred Unit distributions               (0.5)           --             --              (5.0)                --
    Share Repurchase Agreement Return                     --            --           (0.4)               --                2.9
                                                    --------      --------       --------     -------------      -------------
NET INCOME (LOSS) AVAILABLE TO
    PARTNERS                                             9.0 %         1.7 %         39.1 %   $        81.0      $      (273.2)
                                                    ========      ========       ========     =============      =============

         COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED
                                DECEMBER 31, 2001

REVENUES

         Total revenues increased $318.1 million, or 44.7%, to $1.0 billion for the year ended December 31, 2002, as compared to $711.8 million for the year ended December 31, 2001. The components of the increase in total revenues are discussed below.

      o Residential Development revenues increased $231.7 million due to the consolidation of the operations of three Residential Development Corporations for the period February 14, 2002 through December 31, 2002 as a result of the COPI transaction (previously the Operating Partnership recorded its share of earnings under the equity method);

      o Resort/Hotel Property revenues increased $157.4 million due to the consolidation of the operations of eight of the Resort/Hotel Properties for the period February 14, 2002 through December 31, 2002 as a result of the COPI transaction (previously the Operating Partnership recognized lease payments related to these Properties); partially offset by

      o Office Property revenues decreased $30.6 million, or 5.1%, to $568.5 million attributable to:

            o a decrease of $37.2 million resulting from the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in each of 2002 and 2001;

            o a decrease of $11.2 million from the 66 consolidated Office Properties that the Operating Partnership owned or had an interest in, primarily due to a decline in the weighted average full-service rental rates, reflecting decreases in both rental revenue and operating expense recoveries, to decreased occupancy and a decrease in net parking revenues;

            o a decrease of $3.6 million related to non-recurring revenue received in 2001; partially offset by

            o an increase of $7.9 million in net lease termination fees to $16.7 million in 2002 (fees are net of deferred rent receivables write-off);

            o an increase of $5.9 million from Johns Manville Plaza Office Property acquired in August 2002 and the Avallon IV Office Property completed in June 2001; and

            o a net increase of $7.6 million related to net insurance proceeds of $5.0 million received in September 2002 as a result of an insurance claim on one of the Operating Partnership's Office Properties that had been damaged as a result of a tornado and third party fee and reimbursement of costs related to providing third party management services of $2.6 million.

      o Interest and Other Income decreased $40.4 million, or 60.4%, to $26.6 million; primarily attributable to:

            o a decrease in interest income of $15.8 million as a result of the repayment in full in August 2002 of a loan that was originated in March 2000 from the Operating Partnership to Crescent SH IX, Inc. ("SH IX") in connection with the repurchase of 14,468,623 common shares of the Company;

            o a net $11.4 million decrease of income and gains resulting from sales of marketable securities aggregating $11.9 million in 2001 versus $0.5 million in 2002;

            o a decrease of $6.5 million due to partial payment received in 2001 from Charter Behavioral Health Systems ("CBHS") on a working capital loan and interest that was previously expensed in conjunction with the recapitalization of CBHS;

            o a decrease of $8.6 million due to recognition in 2001 of interest income on COPI notes of $2.8 million, and lower interest income on cash balances and note receivable ($5.8 million) due to repayment of certain notes and reduced interest rates;

            o a decrease in interest income of $1.9 million in 2002 related to lower escrow balances for plaza renovations at an Office Property that were completed in 2001; partially offset by

            o an increase of $4.5 million due to a litigation settlement received in 2002.

EXPENSES

         Expenses increased by $287.2 million, or 40.2%, to $1.0 billion for the year ended December 31, 2002 as compared to $713.8 million for the year ended December 31, 2001. The components of the increase in expenses are discussed below.

      o Residential Development Property expense increased $211.8 million due to the consolidation of the operations of three Residential Development Corporations for the period February 14, 2002 through December 31, 2002 as a result of the COPI transaction.

      o Resort/Hotel Property expense increased $158.0 million due to the consolidation of the operations of eight of the Resort/Hotel Properties for the period February 14, 2002 through December 31, 2002 as a result of the COPI transaction.

      o Depreciation expense increased $20.6 million, or 16.8%, to $143.3 million in 2002 compared to the prior year due to the consolidation of the operations of the three Residential Development Corporations beginning February 14, 2002 as a result of the COPI transaction.

      o Other expenses increased $11.4 million, primarily attributable to the following:

            o $3.8 million due to legal expenses of $2.6 million in which the Operating Partnership received a settlement of $1.2 million associated with the related sale of undeveloped land;

            o $1.9 million due to compensation expense related to stock option note term extensions;

            o $1.8 million due to write-off of costs associated with acquisitions no longer being actively pursued;

            o $1.2 million accrual for a penalty paid by the Operating Partnership for non-construction of a convention hotel in downtown Houston Convention Center; and

            o $2.6 million due to the impairment of long-term marketable securities.

      o Corporate general and administrative expenses increased $3.6 million, or 14.9%, to $27.8 million, primarily due to expenses related to an officers' incentive compensation plan in 2002.

      o Impairment and other charges decreased $92.8 million due to impairment charges related to COPI in 2001, consisting of the $74.8 million reduction in net assets, primarily as a result of the write-down of debt and rental obligations of COPI and estimated $18.0 million of COPI bankruptcy costs to be funded by the Operating Partnership.

      o Impairment and other charges related to real estate assets decreased $13.1 million, or 51.8%, to $12.2 million attributable to:

            o $8.4 million due to the recognition in 2001 of an impairment charge related to the behavioral healthcare properties;

            o $11.9 million due to the recognition in 2001 of an impairment charge related to the conversion of the Operating Partnership's preferred interest in Metropolitan Partners, L.L.C. ("Metropolitan") into common stock of Reckson Associates Realty Corporation ("Reckson");

            o $5.0 million due to the recognition in 2001 of an impairment charge related to a fund which primarily holds real estate investments and marketable securities; partially offset by

            o $12.2 million impairments in 2002 resulting from the impairment of the Operating Partnership's investment in Canyon Ranch Las Vegas Spa of $9.6 million and investment in Manalapan Partners, L.L.C. of $2.6 million.

      o Office Property expenses decreased $10.0 million or 3.9%, to $247.0 million, primarily attributable to:

            o a decrease of $13.4 million due to the disposition of five Office Properties in 2001, and the contribution of two Office Properties to joint ventures in each of 2002 and 2001;

            o a decrease in Office Property utility expense of $12.3 million due to lower rates as a result of a one-year energy contract effective beginning in first quarter 2002 for certain Texas properties;

            o a decrease of $1.8 million in property taxes for the 66 consolidated Office Properties that the Operating Partnership owned or had an interest in; partially offset by

            o an increase of $17.5 million from the 66 consolidated Office Properties that the Operating Partnership owned or had an interest in, due to:

               o $7.9 million in administrative costs, security, repairs and maintenance;

               o  $4.7 million in insurance costs;

               o $3.3 million in expenses related to development and third party management/leasing fees; and

               o $1.6 million increase due to the acquisition of Johns Manville Plaza Office Property in 2002.

OTHER INCOME

         Other Income increased $36.9 million, or 66.4%, to $92.5 million for the year ended December 31, 2002 compared to $55.6 million the year ended December 31, 2001. The primary components of the increase in Other Income are discussed below.

      o Equity in net income of unconsolidated companies increased $2.4 million, or 4.7%, to $53.6 million primarily attributable to:

            o $17.3 million increase in Office equity in net income, primarily attributable to the gain from the sale of the Woodlands Mall partnership in which the Operating Partnership had a 52.5% economic interest; partially offset by

            o decrease of $9.6 million in other unconsolidated companies due to a $5.2 million impairment for DBL-Juniper notes in 2002, lower earnings of $2.6 million from Metropolitan Partners due to conversion of the Operating Partnership's preferred member interest into common stock of Reckson in May 2001 and lower earnings for DBL and losses for Woodlands Operating Company, Inc. aggregating $1.8 million;

            o $4.1 million decrease in Temperature-Controlled Logistics equity in net income, primarily as a result of the Operating Partnership's $2.7 million portion of AmeriCold Logistics' deferral of rent payable and the Operating Partnership's $1.4 million portion of the loss on a sale of a Temperature-Controlled Logistics Property.

      o Gain on property sales increased $34.6 million, to $39.0 million. The primary components of the increase in gain on property sales are:

            o an increase of $21.6 million resulting from the gains on the partial sales of two Office Properties contributed to joint ventures in 2002;

            o an increase of $16.2 million resulting from the gains on the sale of approximately 10 acres of undeveloped land located in Houston, Texas and Washington, D.C. in 2002;

            o an increase of $5.4 million resulting from the gain on the sale of Canyon Ranch-Tucson land in 2002; partially offset by

            o a decrease of $3.3 million resulting from the loss on the partial sale of one Resort/Hotel Property contributed to a joint venture in 2002;

            o a decrease of $2.9 million resulting from the gains on the partial sales of two Office Properties contributed to joint ventures in 2001; and

            o a decrease of $1.6 million resulting from the gain on the sales of seven behavioral healthcare properties in 2001.

DISCONTINUED OPERATIONS

         Income from discontinued operations from assets sold and held for sale increased $6.9 million, to $9.7 million for the year ended December 31, 2002. The primary components of the increase in income from discontinued operations are:

      o an increase of $13.2 million on dispositions attributable to the gains on the sales of seven Office Properties and EWRT I and EWRT II in 2002;

      o an increase of $0.4 million in net income for EWRT I and EWRT II, which were unconsolidated subsidiaries in 2001; partially offset by

      o a decrease of $3.2 million due to an impairment charge in 2002 related to two of the seven behavioral healthcare properties held for sale; which represents the difference between the carrying value and the estimated sales price less costs of the sale for these properties;

      o a decrease of $2.2 million in net income for the seven Office Properties sold in 2002, which contributed a full year of net income in 2001 and a partial year of operating income in 2002; and

      o a decrease of $1.3 million due to the write-off of goodwill at EWRT I and EWRT II, which were sold in 2002.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31,
2000

REVENUES

         Total revenues decreased $13.6 million, or 1.9%, to $711.8 million for the year ended December 31, 2001, as compared to $725.3 million for the year ended December 31, 2000. The primary components of the decrease in total revenues are discussed below.

         The decrease in Resort/Hotel Property revenues of $26.4 million, or 36.6%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to the following:

      o decreased revenues from the upscale business-class hotels of $8.1 million, due to the disposition of the Four Seasons Hotel Houston in November 2000;

      o decreased revenues of $6.3 million due to a decrease in rental income attributed to the softening of the economy and the events of September 11, 2001; and

      o decreased revenues of $12.0 million due to not recognizing revenue during the fourth quarter of 2001 under the leases with COPI.

         The increase in Office Property revenues of $7.4 million, or 1.3%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to the following:

      o increased revenues of $34.4 million from 65 Office Properties that the Operating Partnership owned or had an interest in as of December 31, 2001, excluding the four Office Properties held for sale at December 31, 2001, primarily as a result of increased full-service weighted average rental rates (reflecting increases in both rental revenue and operating expense recoveries) and increased occupancy; and

      o increased other income of $4.2 million, primarily due to parking revenue; partially offset by

      o decreased revenues of $27.3 million due to the disposition of 11 Office Properties and four retail properties during 2000, compared to the disposition of five Office Properties and the joint ventures of two Office Properties during 2001; and

      o decreased lease termination fees (net of the write-off of deferred rent receivables) of $3.9 million, from $12.0 million for the year ended December 31, 2000, to $8.0 million for the year ended December 31, 2001.

         The increase in interest and other income of $5.4 million, or 8.8%, is primarily due to increased interest income of $8.0 million, as a result of interest earned on a loan which originated in March 2000 from the Operating Partnership to SH IX in connection with the repurchase of 14,468,623 common shares of the Company.

EXPENSES

         Total expenses increased $95.0 million, or 15.4%, to $713.8 million for the year ended December 31, 2001, as compared to $618.7 million for the year ended December 31, 2000. The primary components of the increase in total expenses are discussed below.

         The increase in Office Property operating expenses of $13.6 million, or 5.6%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to the following:

      o increased expenses of $24.4 million from the 65 consolidated Office Properties that the Operating Partnership owned or had an interest in as of December 31, 2001, excluding the four Office Properties held for sale at

         December 31, 2001, primarily as a result of increased operating expenses for utilities of $7.8 million, property taxes of $3.6 million and other increased operating expenses such as insurance, security, and technology initiatives of $13.3 million during the year ended December 31, 2001, as compared to the same period in 2000; partially offset by

      o decreased expenses of $11.1 million due to the disposition of 11 Office Properties and four retail properties during 2000, compared to the disposition of five Office Properties and the joint ventures of two Office Properties during 2001.

         The decrease in interest expense of $20.8 million, or 10.2%, for the year ended December 31, 2001, as compared to the same period in 2000, is primarily attributable to a decrease in the weighted average interest rate of 0.61%, or $14.0 million of interest expense, combined with a decrease in the average debt balance of $104.0 million, or $8.0 million of interest expense.

         The increase in impairment and other charges related to real estate assets of $7.5 million is due to the following:

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

OTHER INCOME

         Other income decreased $157.6 million, or 73.9%, to $55.7 million for the year ended December 31, 2001, as compared to $213.2 million for the year ended December 31, 2000. This decrease is due to the following:

         The decrease in equity in net income of unconsolidated companies of $24.5 million, or 32.4%, for the year ended December 31, 2001, as compared to the same period in 2000, is primarily attributable to the following:

      o a decrease in equity in net income of unconsolidated Residential Development Properties of $12.5 million, or 24%, primarily attributable to lower lot sales at Desert Mountain during the year ended December 31, 2001, resulting in a decrease of $16.3 million; partially offset by higher unit sales at CRDI, resulting in an increase of $4.5 million;

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

DISCONTINUED OPERATIONS

         The income from discontinued operations from assets sold and held for sale decreased $1.4 million, or 33.3%, to $2.8 million for the year ended December 31, 2001, compared to $4.2 million for the year ended December 31, 2000. This decrease is primarily due to a decrease in net operating income of one Office Property held for sale of approximately $1.3 million, partially offset by the increase in net operating income of three of the Office Properties held for sale of approximately $0.4 million.

EXTRAORDINARY ITEMS

         The decrease in extraordinary items of $7.8 million, or 177.2%, is attributable to the write-off of deferred financing costs related to the early extinguishment of the UBS Facility in May 2001 of $12.2 million, compared with the write-off of deferred financing costs related to the early extinguishment of the Bank Boston Facility in February 2000 of $4.4 million.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $75.4 million and $31.6 million at December 31, 2002 and 2001, respectively. This 139% increase is attributable to $352.7 million provided by operating and investing activities, partially offset by $308.9 million used in financing activities.

CASH FLOWS

                                                   FOR THE YEAR ENDED
                                                    DECEMBER 31, 2002
                                                   ------------------
(in millions)

Cash provided by Operating Activities                   $ 266.1
Cash provided by Investing Activities                      86.6
Cash used in Financing Activities                        (308.9)
                                                        -------
Increase in Cash and Cash
Equivalents                                             $  43.8
Cash and Cash Equivalents, Beginning of Period             31.6
                                                        -------
Cash and Cash Equivalents, End of Period                $  75.4
                                                        =======

OPERATING ACTIVITIES

         The Operating Partnership's cash provided by operating activities of $266.1 million is attributable to Property operations.

INVESTING ACTIVITIES

         The Operating Partnership's cash provided by investing activities of $86.6 million is attributable to:

             o  $164.1 million of proceeds from joint venture partners;

             o $121.4 million of net sales proceeds, primarily attributable to the sale of seven Office Properties and approximately 10 acres of undeveloped land in Houston and Washington D.C.;

             o $16.5 million from return of investment in unconsolidated Residential Development Properties and Office Properties;

             o $38.2 million in cash resulting from the Operating Partnership's February 14, 2002 transaction with COPI; and

             o $19.1 million decrease in restricted cash, due primarily to escrow reimbursements for a hotel capital project and the release of funds to complete an acquisition of a real estate asset.

         The cash provided by investing activities is partially offset by:

             o  $120.2 million for the acquisition of Office Properties;

             o $49.2 million for incremental and non-incremental revenue generating tenant improvement and leasing costs for Office Properties;

             o $47.5 million of additional investment in unconsolidated companies, consisting primarily of investments in the Residential Development Properties;

             o $34.0 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

             o $19.3 million increase in notes receivable including a $7.5 million promissory note related to the sale of the Canyon Ranch
                - Tucson land and a $12.3 million short-term seller financing note related to the WOE sale of two Office Properties in the Woodlands; and

             o  $2.5 million for development of investment properties.

FINANCING ACTIVITIES

         The Operating Partnership's use of cash in financing activities of $308.9 million is primarily attributable to:

             o net payments under the Operating Partnership's credit facility of $552.0 million;

             o a decrease in notes payable of $185.5 million, of which $150.0 million related to retirement of the Operating Partnership's 2002 public notes;

             o Residential Development Property note payments of $118.7 million;

             o $9.2 million of deferred financing costs, of which approximately $8.5 million related to the issuance of $375.0 million of senior, unsecured notes;

             o redemptions of preferred interests in a subsidiary of the Operating Partnership of $218.4 million;

             o  distributions to unitholders of $221.6 million;

             o  distributions to preferred unitholders of $21.7 million; and

             o net capital distributions to joint venture partners of $10.8 million, primarily due to distributions to joint venture preferred equity partners.

         The use of cash in financing activities is partially offset by:

             o  borrowings under the credit facility of $433.0 million;

             o gross proceeds from notes payable of $380.0 million, primarily due to $375.0 million of senior, unsecured notes;

             o  Residential Development Property borrowings of $83.4 million;

             o net proceeds of $48.2 million from issuance of Series A preferred units;

             o net proceeds of $81.9 million from issuance of Series B preferred units;

             o  capital contributions of $2.4 million from the Company; and

             o  net proceeds from the exercise of options of $0.6 million.

LIQUIDITY REQUIREMENTS

         As of December 31, 2002, the Operating Partnership had unfunded capital expenditures of approximately $95.7 million relating to capital investments that are not in the ordinary course of operations of the Operating Partnership's business segments. The table below specifies the Operating Partnership's requirements for capital expenditures and its amounts funded as of December 31, 2002, and amounts remaining to be funded (future fundings classified between short-term and long-term capital requirements):

                                                                                                CAPITAL EXPENDITURES
                                                                     AMOUNT                  --------------------------
                                                       TOTAL      FUNDED AS OF     AMOUNT    SHORT-TERM      LONG-TERM
 (IN MILLIONS)                                        PROJECT     DECEMBER 31,   REMAINING    (NEXT 12          (12+
                       PROJECT                        COST (1)        2002        TO FUND    MONTHS)(2)      MONTHS)(2)
---------------------------------------------------   --------    ------------   ---------   ----------      ----------
 OFFICE SEGMENT
      Acquired or Developed Properties (3)            $    1.3    $         --   $     1.3   $      1.3      $       --
      Joint Venture Transaction (4)                         .7              --          .7           .7              --
      Non-Recurring Capital Expenditures (5)              10.3              --        10.3         10.3              --
      Park Shops Plaza Redevelopment                      15.0             (.8)       14.2         12.0             2.2

 RESIDENTIAL DEVELOPMENT SEGMENT(6)
      Tahoe Mountain Properties & Club                    85.3           (63.7)       21.6         21.6              --
      Desert Mountain Golf Course and
      Water Supply Pipeline                               47.7           (28.0)       19.7         19.7              --

 RESORT/HOTEL SEGMENT
       Canyon Ranch - Tucson Land -
           Construction Loan                               3.2              --         3.2          1.6             1.6

        Canyon Ranch - Lenox Aquatic Center(7)             3.1            (2.5)        0.6          0.6              --

 OTHER
       SunTx (8)                                          19.0           (10.4)        8.6          4.0             4.6
       Spinco (9)                                         15.5              --        15.5         15.5              --
                                                      --------    ------------   ---------   ----------      ----------
 TOTAL                                                $  201.1    $     (105.4)  $    95.7   $     87.3      $      8.4
                                                      ========    ============   =========   ==========      ==========

----------
   (1) All amounts are approximate.

   (2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.

   (3) 5 Houston Center and Five Post Oak Park are deemed unstabilized as of December 31, 2002. Stabilization is deemed to occur upon the earlier of
       (a) achieving 93% occupancy or (b) one year following the date placed in-service or acquired. The capital expenditures reflect the Operating Partnership's ownership percentage in the Property, 25% for 5 Houston Center and 30% for Five Post Oak Park.

   (4) In connection with the joint venture arrangement with JPM Fund I, the Operating Partnership committed to fund deferred maintenance items for Miami Center.

   (5) Enhancements and additions to building infrastructure.

   (6) Represents capital expenditures for infrastructure and amenities. The Tahoe Mountain Properties & Club project costs exclude costs for projects in which the Operating Partnership anticipates sales to occur in 2003.

   (7) The Operating Partnership committed to fund construction loan to the purchaser of the land which will be secured by 20 developed lots and a $0.6 million letter of credit.

   (8) This commitment is related to the Operating Partnership's investment in a private equity fund.

   (9) The Operating Partnership expects to form and capitalize a separate entity to be owned by the Operating Partnership's unitholders, and to cause the new entity to commit to acquire COPI's entire membership interest in AmeriCold Logistics.

         The Operating Partnership expects to fund its short-term capital requirements of approximately $87.3 million through a combination of cash, construction financing, net cash flow from operations, and borrowings under the Operating Partnership's credit facility. The Operating Partnership plans to meet its maturing debt obligations through December 31, 2003 of approximately $125.5 million, primarily through refinancing of the $63.5 million Cigna Note, cash from operations and return of capital from the Residential Development Segment, construction loan refinancings and additional borrowings under the Operating Partnership's credit facility.

         The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, debt service requirements, non-incremental revenue generating capital expenditures and incremental revenue generating capital expenditures, (such as property improvements, tenant improvement and leasing costs), distributions to shareholders and unitholders, and unfunded expenses related to the COPI bankruptcy of approximately $3.2 million to $6.4 million, primarily through cash flow provided by operating activities. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Operating Partnership expects to finance such requirements with borrowings under the Operating Partnership's credit facility.

         The Operating Partnership's long-term liquidity requirements as of December 31, 2002 consist primarily of debt maturities after December 31, 2003, which totaled approximately $2.3 billion. The Operating Partnership also has $8.4 million of long-term capital expenditure requirements. The Operating Partnership expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties and return of capital from the Residential Development Segment.

         Equity and debt financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include:

      o Additional proceeds from the Operating Partnership's credit facility, under which the Operating Partnership had up to $220.8 million of borrowing capacity as of December 31, 2002;

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

         The following factors could limit the Operating Partnership's ability to utilize these financing alternatives:

      o The reduction in net operating income of the Properties supporting the Operating Partnership's credit facility to a level that would reduce the availability under the line of credit facility;

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

         In addition to the Operating Partnership's liquidity requirements, the Operating Partnership guaranteed or provided letters of credit for unconsolidated debt of approximately $85.4 million and had obligations to potentially provide an additional $19.5 million in unconsolidated debt guarantees, primarily related to construction loans. Listed below are the Operating Partnership's guarantees which were in place as of December 31, 2002:

                                                                                                   MAXIMUM
                                                                             GUARANTEED AMOUNT    GUARANTEED
(in thousands)                                                                  OUTSTANDING         AMOUNT
-------------------------------------------------------------------------    -----------------    ----------
5 Houston Center, L.P. (1) (2)                                                   $ 62,982          $ 82,500
CRDI -  Eagle Ranch Metropolitan District - Letter of Credit(3)                    15,197            15,197
Main Street Partners L.L.C. - Letter of Credit (1) (4)                              4,250             4,250
Manalapan Hotel Partners L.L.C. - Letter of Credit (1) (5)                          3,000             3,000
                                                                                 --------          --------
Total Guarantees                                                                 $ 85,429          $104,947
                                                                                 ========          ========

---------
  (1) See "Debt Financing Arrangements" in this Item 7 for a description of the terms of this debt.

  (2) The Operating Partnership provides a full guarantee of principal up to $82.5 million for the construction loan on 5 Houston Center which was completed in 2002. The guarantee amount reduces to $41.3 million upon achievement of specified conditions, including specific tenants occupying space and obtaining a certificate of occupancy; further reduction to $20.6 million upon achievement of 90% occupancy and 1.3x debt service coverage.

  (3) The Operating Partnership provided a $15.2 million Letter of Credit to support the payment of interest & principal of the Eagle Ranch Metropolitan District Revenue Development Bond and Limited Tax Bonds.

  (4) The Operating Partnership provides a Letter of Credit to guarantee $4.3 million of the principal repayment of the loan for Main Street Partners, L.P.

  (5) The Operating Partnership obtained a $3.0 million Letter of Credit to guarantee repayment of up to $3.0 million of principal in relation to the Manalapan Hotel Partners, L.L.C. joint venture debt with Corus Bank.


                            EQUITY AND DEBT FINANCING

EQUITY FINANCING

SERIES A PREFERRED OFFERING

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering") of an additional 2,800,000 shares of Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") at an $18.00 per share price and with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $50.4 million. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of 0.6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. The Series A Preferred Shares have no stated maturity and are not subject to sinking fund or mandatory redemption. On or after February 18, 2003, the Series A Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated accrued and unpaid distributions. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing May 15, 2002. The annual fixed dividend is $1.6875 per share. In connection with the April 2002 Series A Preferred Offering, the Operating Partnership issued additional Series A Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $2.2 million, of approximately $48.2 million. The net proceeds from the April 2002 Series A Preferred offering were used by the Operating Partnership to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

SERIES B PREFERRED OFFERING

         On May 17, 2002, the Company completed an offering, (the "May 2002 Series B Preferred Offering") of 3,000,000 shares of Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $75.0 million. The Series B

Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption, are not convertible into any other securities of the Company and may not be redeemed before May 17, 2007, except in order to preserve the Company's status as a REIT. On or after May 17, 2007, the Series B Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated, accrued and unpaid distributions. Dividends on the Series B Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing August 15, 2002. The annual fixed dividend is $2.375 per share. In connection with the May 2002 Series B Preferred Offering, the Operating Partnership issued Series B Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $2.8 million, of approximately $72.3 million. The net proceeds from the May 2002 Series B Preferred Offering were used by the Operating Partnership to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

         On June 6, 2002, an additional 400,000 Series B Preferred Shares were sold resulting in gross proceeds to the Company of approximately $10.0 million (the "June 2002 Series B Preferred Offering"). In connection with the June 2002 Series B Preferred Offering, the Operating Partnership issued additional Series B Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $0.4 million, of approximately $9.6 million. The net proceeds from the June 2002 Series B Preferred Offering were used by the Operating Partnership to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of December 31, 2002, approximately $647.3 million was available under the Shelf Registration Statement for the issuance of securities.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY AND INTRACOMPANY LOAN

         As of December 31, 2002, Funding IX held one Office Property and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         During the year ended December 31, 2000, the Operating Partnership formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. Also, during the year ended December 31, 2000, GMACCM purchased $275.0 million of non-voting redeemable Class A units in Funding IX (the "Class A Units"). The Class A Units in Funding IX were redeemable at the Operating Partnership's option at the original price. As of December 31, 2000, the Operating Partnership had redeemed approximately $56.6 million of the Class A units in Funding IX from GMACCM.

         All of the Class A Units outstanding at December 31, 2000 were redeemed by Funding IX during the year ended December 31, 2002. As a result of the redemption, GMACCM ceased to be a partner of Funding IX or to have any rights or obligations as a partner and the Operating Partnership became the sole partner of Funding IX. In connection with the final redemption of Class A Units, Crescent SH IX, Inc. ("SH IX"), a wholly-owned subsidiary of the Company, transferred the 14,468,623 common shares of the Company held by SH IX to the Company, and the intracompany loan between Funding IX and SH IX was repaid.

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

         The operations, assets and liabilities of Funding IX and SH IX are consolidated with those of the Company in the Company's consolidated financial statements. The operations, assets and liabilities of Funding IX (but not those of SH IX) are consolidated with those of the Operating Partnership in the consolidated financial statements of the Operating Partnership. As a result, the note and the payments on the note by SH IX to Funding IX are eliminated in the Company's financial statements but are not eliminated in the financial statements of the Operating Partnership. These items, therefore, are included in the Operating Partnership's financial statements in "Notes Receivable, Net" as of December 31, 2002 and 2001 and in "Interest and Other Income" for the years ended December 31, 2002, 2001 and 2000.

         The following table compares the current financial statements of the Operating Partnership prepared in accordance with GAAP and the adjusted Operating Partnership financial statements, adjusted for the elimination of the intracompany loan and associated interest income. This table provides certain components of the financial statements that would be affected by the elimination of the intracompany loan, accrued interest related to the loan and associated interest income.

                                                                                                AFTER ELIMINATION OF
                                             GAAP PRESENTATION                                    INTRACOMPANY LOAN
                                        ----------------------------                  ------------------------------------------

BALANCE SHEET DATA                      DECEMBER 31,    DECEMBER 31,                  DECEMBER 31,   DECEMBER 31,
                                           2002             2001                          2002           2001
                                        ------------    ------------                  ------------   ------------
Total assets                            $  4,285,109    $  4,422,826                  $  4,285,109   $  4,138,102

                                               YEAR ENDED                                    YEAR ENDED
                                               DECEMBER 31,                                 DECEMBER 31,
                                           2002           2001            2000           2002           2001            2000
                                        ----------     ----------      ----------     ----------     ----------      ----------
OPERATING DATA:
Total Revenues                          $1,029,871     $  711,788      $  725,341     $1,016,403     $  682,516      $  704,049
Operating income                            29,053         (1,974)        106,636         15,585        (31,246)         77,364
   Income before discontinued
   operations and cumulative
   effect of a change in accounting
   principle                               113,791         33,338         300,223        100,323          4,066         278,931

Net income                                 113,139         24,006         300,084         99,671         (5,266)        278,792
Basic earnings per unit(1):
   Income before income taxes,
     minority interest,
     discontinued operations, and
     cumulative effect of a change
     in accounting principle            $     1.79     $     0.49      $     4.42     $     1.71     $     0.07      $     4.37

Diluted earnings per unit(1):
     Income before income taxes,
     minority interest,
     discontinued operations, and
     cumulative effect of a change
     in accounting principle            $     1.79     $     0.49      $     4.39     $     1.70     $     0.07      $     4.33

 (1) The weighted average units used to calculate basic and diluted earnings per unit in accordance with GAAP include the common shares of the Company held in SH IX of 9,632,535 (4,816,268 equivalent units), 14,468,623 (7,234,312 equivalent units) and 8,184 578 (4,092,289 equivalent units) for the years ended December 31, 2002, 2001 and 2000, respectively. The adjusted basic and diluted earnings per unit after the elimination of the intracompany loan exclude the common shares of the Company held in SH IX.

EMPLOYEE STOCK PURCHASE PLAN

         On June 25, 2001, the shareholders of the Company approved an Employee Stock Purchase Plan (the "ESPP"), that is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code ("IRC") of 1986, as amended. The ESPP is regarded as a noncompensatory plan under APB No. 25, because it meets the qualifications under IRC 423. Under the terms of the ESPP, eligible employees may purchase common shares of the Company at a price that is equal to 90% of the lower of the common shares' fair market value at the beginning or the end of a quarterly period. The fair market value of a common share is equal to the last sale price of the common shares on the New York Stock Exchange. Eligible employees may purchase the common shares through payroll deductions of up to 10% of eligible compensation. The ESPP is not subject to the provisions of ERISA. The ESPP was effective October 1, 2001, and will terminate on May 14, 2011.

         Effective January 1, 2003, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123 on a prospective basis. See Note 2, "Summary of Significant Accounting Policies," for more information on this accounting pronouncement. Unlike the accounting treatment under APB No. 25, under SFAS No. 123, the Company will be required to record the stock purchase discount provided to employees as compensation expense in the Operating Partnership's Consolidated Statements of Operations.

         The 1,000,000 common shares that may be issued pursuant to the purchase of common shares under the ESPP represent less than 1.0% of the Company's outstanding common shares at December 31, 2002. The issuance of common shares by the Company will increase the Company's limited partner interest, which will result in a decrease in net income per unit.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements existing as of December 31, 2002, are shown below:

                                                             BALANCE        INTEREST
                                                          OUTSTANDING AT     RATE AT                                 EXPECTED
                                                MAXIMUM    DECEMBER 31,    DECEMBER 31,        MATURITY               PAYOFF
                    DESCRIPTION                BORROWINGS      2002            2002              DATE                  DATE
-------------------------------------------   -----------  ------------    ------------    -------------------  -------------------
SECURED FIXED RATE DEBT:                        (dollars in thousands)

   AEGON Partnership Note(1)                  $   265,200  $    265,200         7.53 %     July 2009            July 2009
   LaSalle Note I (2)                             238,062       238,062         7.83       August 2027          August 2007
   JP Morgan Mortgage Note (3)                    195,515       195,515         8.31       October 2016         September 2006
   LaSalle Note II (4)                            161,000       161,000         7.79       March 2028           March 2006
   CIGNA Note  (3)                                 63,500        63,500         7.47       March 2003           March 2003
   Northwestern Life Note (6)                      26,000        26,000         7.66       January 2004         January 2004
   Nomura Funding VI Note (7)                       8,028         8,028        10.07       July 2020            July 2010
   Mitchell Mortgage Note (8)                       1,743         1,743         7.00       September 2003       September 2003
   Metropolitan Life Note V (9)                    38,127        38,127         8.49       December 2005        December 2005
   Woodmen of the World Note (10)                   8,500         8,500         8.20       April 2009           April 2009
   Construction, Acquisition and other
    obligations for various CRDI projects          16,026        14,041     2.90 to 6.50   April 03 to July 07  April 03 to July 07
                                              -----------  ------------    -------------
       Subtotal/Weighted Average              $ 1,021,701  $  1,019,716         7.82 %
                                              -----------  ------------    -------------


UNSECURED FIXED RATE DEBT:
   The 2009 Notes (11)                        $   375,000  $    375,000         9.25 %     April 2009           April 2009
   The 2007 Notes (11)                            250,000       250,000         7.50       September 2007       September 2007
                                              -----------  ------------    -------------
       Subtotal/Weighted Average              $   625,000  $    625,000         8.55 %
                                              -----------  ------------    -------------

SECURED VARIABLE RATE DEBT: (12)
   Fleet Fund I and II Term Loan(13)          $   275,000  $    275,000         4.69 %     May 2005             May 2005
   Deutsche Bank - CMBS Loan (14)                 220,000       220,000         5.84       May 2004             May 2006
   Construction, Acquisition and other
    obligations for various CRDI projects          59,731        44,614     3.92 to 5.25   Feb 03 to Dec 04     Feb 03 to Dec 04
   National Bank of Arizona                        50,000        34,580         4.46       December 2005        December 2005
                                              -----------  ------------    -------------
       Subtotal/Weighted Average              $   604,731  $    574,194         5.07 %
                                              -----------  ------------    -------------


UNSECURED VARIABLE RATE DEBT:
   Credit Facility  (17)                      $   400,000  $    164,000(4)      3.36 %      May 2004            May 2005
   JP Morgan Loan Sales Facility (15)              50,000            --           --        --                  --
                                              -----------  ------------    -------------
       Subtotal/Weighted Average              $   450,000  $    164,000         3.36 %
                                              -----------  ------------    -------------

      TOTAL/WEIGHTED AVERAGE                  $ 2,701,432  $  2,382,910         7.05 % (16)
                                              ===========  ===-========    =============

AVERAGE REMAINING TERM                                                                      7.4 years           3.9 years

(1) The outstanding principal balance of this note at maturity will be approximately $224.1 million. This note is secured by the Greenway Plaza Office Properties.

(2) The note has a seven-year period during which interest only is payable (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity. In August 2007, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $221.7 million. LaSalle Note I is secured by Properties owned by Crescent Real Estate Funding I, L.P. ("Funding I") (See Note 1, "Organization and Basis of Presentation," included in Item 8, "Financial Statements and Supplementary Data").

(3) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to pay the note in full at such time (October 2006) by making a final payment of approximately $177.8 million. The note is secured by the Houston Center properties.

(4) The note has a seven-year period during which only interest is payable (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity. In March 2006, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154.5 million. LaSalle Note II is secured by Properties owned by Crescent Real Estate Funding II, L.P. ("Funding II") (See Note 1, "Organization and Basis of Presentation," included in Item 8, "Financial Statements and Supplementary Data").

(5) The note requires payments of interest only during its term. The CIGNA Note is secured by the MCI Tower and Denver Marriott City Center Resort/Hotel Property.

(6) The note requires payments of interest only during its term. The Northwestern Life Note is secured by the 301 Congress Avenue Office Property.

(7) Under the terms of the note, principal and interest are payable based on a 25-year amortization schedule. Nomura Funding VI Note is secured by Canyon Ranch-Lenox, the Property owned by Crescent Real Estate Funding VI, L.P. ("Funding VI") (see Note 1, "Organization and Basis of Presentation," included in Item 8, "Financial Statements and Supplementary Data"). In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date. It is the intent of the Operating Partnership to pay the note at that time with a final principal payment of $6.1 million.

(8) The note requires payments of interest only during its term. The Mitchell Mortgage Note is secured by one of The Woodlands Office Properties.

(9) The Metropolitan Life Note V requires monthly principal and interest payments based on a 25-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The note is secured by the Datran Center Office Property.

(10) The note has an initial five year interest only term and then principal and interest, based on a 25-year amortization schedule. The outstanding principal balance on this note at maturity will be approximately $8.2 million. This note is secured by the Avallon IV Office Property.

(11) The notes are unsecured and require payments of interest only during their terms. The indenture requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios, debt service coverage ratios, maximum secured debt as a percentage of total assets, and maintenance of unencumbered assets. Additionally, as long as the 2009 Notes are not rated investment grade, there are restrictions on the Operating Partnership's ability to make certain payments and investments. The notes were issued in an offering registered with the SEC.

(12) For the method of calculation of the interest rate for the Operating Partnership's variable rate debt, see Note 11, "Notes Payable and Borrowings under the Fleet Facility," included in Item 8, "Financial Statements and Supplementary Data."

(13) For a description of the Fleet Fund I and II Term Loan and the Fleet Facility, see Note 11, "Notes Payable and Borrowings under the Fleet Facility," included in Item 8, "Financial Statements and Supplementary Data." The note requires payments of interest only and bears interest at LIBOR plus 325 basis points (at December 31, 2002, the interest rate was 4.69%). The Fleet Term Loan note is secured by the Operating Partnership's equity interest in the properties owned by Funding I and Funding II. The Term Loan requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios, debt service coverage ratios, limitations on additional secured and total indebtedness, limitations on distributions, and a minimum net worth requirement, and with respect solely to Funding I and Funding II properties, adjusted net operating income to actual debt service and adjusted net operating income to pro forma debt service.

(14) This note requires payment of interest only during its term. The Deutsche Bank - CMBS Loan has been broken into two notes and bear interest at the 30-day LIBOR rate plus a spread of 164.7 basis points (at December 31, 2002, the interest rate was 5.15%) for the $185.0 Senior Note and a spread of 600 basis points (at December 31, 2002, the interest rate was 9.50%) for the $35.0 Mezzanine note. The blended rate at December 31, 2002, was 5.84%. The notes have three-year interest only terms and two one-year extension options and are secured by the Crescent Real Estate Funding X, L.P. ("Funding X") Office Properties and Spectrum Center, L. P. (See Note 1, "Organization and Basis of Presentation," included in Item 8, "Financial Statements and Supplementary Data").

(15) The JP Morgan Loan Sales Facility is an uncommitted $50.0 million unsecured credit facility. The Operating Partnership maintains sufficient availability under the Fleet Facility to repay this loan at any time due to the lack of obligation by the lender to fund the loan.

(16) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.89%.

(17) For a description of the Fleet Facility, see Note 11, "Notes Payable and Borrowings Under the Fleet Facility," included in Item 8, "Financial Statements and Supplementary Data." The note requires payments of interest only during the first four years with a one-year extension option. The note bears interest at LIBOR plus 187.5 basis points (at December 31, 2002, the interest rate was 3.36%). The Fleet Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios, debt service coverage ratios, limitations on additional secured and total indebtedness, limitations on distributions, and a minimum net worth requirement. With respect solely to Funding VIII properties adjusted net operating income to actual debt service, adjusted net operating income to pro forma debt service, total indebtedness to total asset value, office assets as a percentage of total assets, and minimum leasing requirements.

         The Operating Partnership is generally obligated by its debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these type of covenants. The significant financial covenants relating to the Operating Partnership's debt are summarized in the notes to the preceding table. The affirmative covenants to which the Operating Partnership is subject under its debt agreements include, among others, provisions requiring the Operating Partnership to comply with all laws relating to operation of any Properties securing the debt, maintain those Properties in good repair and working order, maintain adequate insurance and provide timely financial information. The negative covenants under the Operating Partnership's debt agreements generally restrict the Operating Partnership's ability to transfer or pledge assets or incur additional debt at a subsidiary level limit, the Operating Partnership's ability to engage in transactions with affiliates and place conditions on the Operating Partnership's or a subsidiary's ability to make distributions. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the year ended December 31, 2002, there were no circumstances that required the Operating Partnership to pay penalties or increase collateral to the Operating Partnership's existing debt.

         Any uncured or unwaived events of default under the Operating Partnership's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of December 31, 2002, no event of default had occurred, and the Operating Partnership was in compliance with all of its financial covenants related to its outstanding debt.

         The following table shows information about the Operating Partnership's consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or the Operating Partnership's anticipated pay-off dates.


                                         PERCENTAGE       WEIGHTED        WEIGHTED AVERAGE
(in thousands)              BALANCE       OF DEBT(1)    AVERAGE RATE          MATURITY
---------------------     -----------    -----------    ------------      ----------------
Fixed Rate Debt           $ 1,644,716        69%            8.10%              11.1 years
Variable rate Debt            738,194        31%            4.18%               1.6 years
                          -----------    -----------    ------------         ------
Total Debt                $ 2,382,910       100%            7.05%(2)            7.4 years(3)
                          ===========    ===========    ============         ======

----------
(1) Including the $509.3 million of hedged variable rate debt, the percentages for fixed rate debt and variable rate debt are 90% and 10% respectively.

(2) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.89%.

(3) Based on contractual maturities. The overall weighted average maturity is
    3.9 years based on the Operating Partnership's expected payoff dates.

         Listed below are the aggregate principal payments by year required as of December 31, 2002 under indebtedness of the Operating Partnership. Scheduled principal installments and amounts due at maturity are included.

                       SECURED          UNSECURED       UNSECURED DEBT
(in thousands)          DEBT              DEBT          LINE OF CREDIT     TOTAL (1)
------------------   -----------      -------------     --------------    ----------
2003                 $   125,547      $          --     $           --    $  125,547
2004                     275,116                 --            164,000       439,116
2005                     363,342                 --                 --       363,342
2006                      18,330                 --                 --        18,330
2007                      19,972            250,000                 --       269,972
Thereafter               791,603            375,000                 --     1,166,603
                     -----------      -------------     --------------    ----------
                     $ 1,593,910      $     625,000     $      164,000    $2,382,910
                     ===========      =============     ==============    ==========

----------
(1) These amounts do not represent the effect of a one-year extension option on the credit facility and two one-year extension options on the Deutsche Bank
    - CMBS Loan, as noted above.

         The Operating Partnership has $125.5 million of secured debt maturing in 2003, consisting primarily of the Cigna Note and debt related to the Residential Development Segment. The Operating Partnership plans to meet its maturing debt obligations through December 31, 2003 of approximately $125.5 million, primarily through refinancing of the $63.5 million Cigna Note, cash from operations and return of capital from the Residential Development Segment, construction loan refinancings and additional borrowings under the Operating Partnership's credit facility.

         The Operating Partnership's policy with regard to the incurrence and maintenance of debt is based on a review and analysis of the following:

         o investment opportunities for which capital is required and the cost of debt in relation to such investment opportunities;

         o the type of debt available (secured or unsecured; variable or fixed);

         o        the effect of additional debt on existing covenant ratios;

         o the maturity of the proposed debt in relation to maturities of existing debt; and

         o exposure to variable rate debt and alternatives such as interest-rate swaps and cash flow hedges to reduce this exposure.

DEBT OFFERING

         On April 15, 2002, the Operating Partnership and Crescent Finance Company completed a private offering of $375.0 million in senior, unsecured notes due 2009. On October 15, 2002, the Operating Partnership and Crescent Finance Company completed an exchange offer pursuant to which they exchanged notes registered with the Securities and Exchange Commission for $325.0 million of the privately issued notes. In addition, the Operating Partnership and Crescent Finance Company registered for resale the remaining $50.0 million of privately issued notes, which were issued to Richard E. Rainwater, the Chairman of the Board of Trust Managers, and certain of his affiliates and family members. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Interest is payable on April 15 and October 15 of each year, beginning October 15, 2002.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Operating Partnership's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. Derivative financial instruments are used to convert a portion of the Operating Partnership's variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. To accomplish this objective, the Operating Partnership primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount. During 2002, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

         As of December 31, 2002, the Operating Partnership had entered into six cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements in place as of December 31, 2002, and additional interest expense and unrealized gains (losses) recorded in Other Comprehensive Income ("OCI") for the year ended December 31, 2002.


                                                                                          UNREALIZED
    ISSUE         NOTIONAL   MATURITY   REFERENCE       FAIR           ADDITIONAL       GAINS (LOSSES)
   DATE(1)         AMOUNT      DATE       RATE       MARKET VALUE   INTEREST EXPENSE        IN OCI
--------------    --------   --------   ---------    ------------   ----------------    --------------
(in thousands)
   7/21/99        $200,000     9/2/03       6.183%   $     (6,506)  $          8,752    $        4,342
   5/15/01         200,000     2/3/03       7.110%         (1,057)            10,831             9,706
   4/14/00         100,000    4/18/04       6.760%         (6,880)             4,807                65
   9/02/03         200,000     9/1/06       3.723%         (4,698)                --            (4,698)
   2/15/03         100,000    2/15/06       3.253%         (2,425)                --            (2,425)
   2/15/03         100,000    2/15/06       3.255%         (2,433)                --            (2,433)
                                                     ------------   ----------------    --------------
                                                     $    (23,999)  $         24,390    $        4,557
                                                     ============   ================    ==============

----------

(1) During the year ended December 31, 2002, the Operating Partnership entered into agreements for three additional cash flow hedges that will be issued in 2003, and will replace two of the three existing cash flow hedges.


         The Operating Partnership has designated its six cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that re-prices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Operating Partnership uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and SFAS No. 138. The Operating Partnership uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Operating Partnership will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

         Over the next 12 months, an estimated $17.7 million will be reclassified from accumulated Other Comprehensive Income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

         CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt. As of December 31, 2002, CRDI had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS Nos. 133 and 138.

         The following table shows information regarding CRDI's cash flow hedge agreements in place, and additional capitalized interest at December 31, 2002. Unlike the additional interest on the Operating Partnership's cash flow hedges which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development. Also presented are the unrealized gains in Other Comprehensive Income for the year ended December 31, 2002.



                                                                    ADDITIONAL     UNREALIZED
    ISSUE         NOTIONAL   MATURITY   REFERENCE       FAIR        CAPITALIZED     GAINS IN
   DATE(1)         AMOUNT      DATE       RATE       MARKET VALUE     EXPENSE        IN OCI
--------------    --------   --------   ---------    ------------   -----------    ---------
(in thousands)
    1/2/01        $ 18,868   11/16/02       4.34%    $         --   $       366    $     481
    9/4/01        $  5,250     9/4/03       5.56%    $       (101)  $       142    $      18
    9/4/01        $  3,700     9/4/03       5.56%    $        (78)  $       104    $       9
                                                     ------------   -----------    ---------
                                                     $       (179)  $       612    $     508
                                                     ============   ===========    =========


         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges.

INTEREST RATE CAPS

         In connection with the closing of the Deutsche Bank-CMBS Loan in May 2001, the Operating Partnership entered into a LIBOR interest rate cap at 7.16% for a notional amount of $220.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Operating Partnership's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings as changes occur. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these instruments are expected to substantially offset each other.

                                2002 TRANSACTIONS


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

         The Operating Partnership stopped recording rent from the leases of the eight Resort/Hotel Properties leased to subsidiaries of COPI on October 1, 2001, and recorded the following impairment and other adjustments related to COPI in the fourth quarter of 2001, based on the estimated fair value of the underlying assets.


IMPAIRMENT AND OTHER ADJUSTMENTS RELATED TO COPI

Resort/Hotel Accounts Receivable, net of allowance                 $  33,200
Resort/Hotel Deferred Rent Receivable                                 12,700
Notes Receivable and Accrued Interest                                 71,500
Asset transaction costs                                                2,800
                                                                   ---------
                                                                   $ 120,200
Less estimated collateral value to be received from COPI:
Estimated Fair Value of Resort/Hotel FF&E                          $   6,900
Estimated Fair Value of Voting Stock of
  Residential Development Corporations                                38,500
                                                                   ---------
                                                                   $  45,400
                                                                   ---------
Impairment of assets                                               $  74,800

Plus Estimated Costs Related to COPI Bankruptcy                       18,000
                                                                   ---------

Impairment and other charges related to COPI                       $  92,800
                                                                   =========

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

         The Operating Partnership holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized limited liability companies that are wholly-owned taxable REIT subsidiaries of the Operating Partnership. The Operating Partnership has included these assets in its Resort/Hotel Segment and its Residential Development Segment, and fully consolidated the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations.

         The Agreement provides that COPI and the Operating Partnership will jointly seek to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Operating Partnership has agreed to provide approximately $14.0 million to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Operating Partnership also agreed, however, that the Company will issue common shares of the Company with a minimum dollar value of approximately $2.2 million to the COPI stockholders, even if it would cause the total costs, claims and expenses that it pays to exceed $14.0 million. Currently, the Operating Partnership estimates that the value of the common shares that will be issued to the COPI stockholders will be between approximately $2.2 million and $5.4 million. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary from the estimated amounts, but will have a value of at least $2.2 million.

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

         On March 6, 2003, the stockholders of COPI approved a proposed pre-packaged bankruptcy plan for COPI. On March 10, 2003, COPI filed the plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas.

         If the COPI bankruptcy plan is approved by the bankruptcy court, the holders of COPI common stock will receive the Company's common shares. As stockholders of COPI, Mr. Rainwater and Mr. Goff will also receive the Company's common shares.

         Pursuant to the Agreement, the current and former directors and officers of COPI and the current and former trust managers and officers of the Company also have received a release from COPI of liability for any actions taken prior to February 14, 2002, and, depending on various factors, will receive certain liability releases from COPI and its stockholders under the COPI bankruptcy plan.

         Completion and effectiveness of the pre-packaged bankruptcy for COPI is contingent upon a number of conditions, including the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.

ACQUISITIONS

OFFICE SEGMENT

         On August 29, 2002, the Operating Partnership acquired Johns Manville Plaza, a 29-story, 675,000 square foot Class A office building located in Denver, Colorado. The Operating Partnership acquired the Office Property for approximately

$91.2 million, funded by a draw on the Operating Partnership's credit facility. The Office Property is wholly-owned and included in the Operating Partnership's Office Segment.

         On November 26, 2002, the Operating Partnership purchased Duddlesten Ventures-I, Ltd.'s 20% interest in the Crescent Duddlesten Hotel Partnership for $11.1 million, funded by a draw on the Operating Partnership's credit facility, and increasing the Operating Partnership's ownership percentage from 80% to 100%. This partnership owned 3.79 acres of undeveloped land in downtown Houston, and therefore the Operating Partnership recorded the $11.1 million as an increase to land. See "Dispositions - Office Segment - Undeveloped Land - Consolidated" in this Item 7 for information regarding the December 31, 2002 sale of approximately 2.32 acres of this undeveloped land near the Houston Convention Center. The remaining 1.47 acres in downtown Houston are wholly-owned and included in the Operating Partnership's Office Segment.

DISPOSITIONS

         The gains and losses for consolidated asset dispositions during the years ended December 31, 2001 and December 31, 2000 listed within this Note did not meet criteria which would require reporting under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, the related gains and losses from these consolidated asset dispositions are included in the Operating Partnership's Consolidated Statements of Operations as "Gain on Property Sales, Net."

         The gains and losses for all unconsolidated asset dispositions result in an increase or decrease in the "equity in net income" (loss of unconsolidated companies), which is reflected in the Operating Partnership's Consolidated Statement of Operations.

OFFICE SEGMENT - CONSOLIDATED

         On January 18, 2002, the Operating Partnership completed the sale of the Cedar Springs Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $12.0 million and a net gain of approximately $4.5 million. The proceeds from the sale of the Cedar Springs Plaza Office Property were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned.

         On May 29, 2002, the Woodlands Office Equities - '95 Limited ("WOE"), owned 75% by the Operating Partnership and 25% by the Woodlands Commercial Properties Company, L.P. (the "Woodlands CPC"), sold two Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $3.6 million, of which the Operating Partnership's portion was approximately $3.2 million, and generated a net gain of approximately $2.1 million, of which the Operating Partnership's portion was approximately $1.9 million. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. These two properties were consolidated joint venture properties.

         On August 1, 2002, the Operating Partnership completed the sale of the 6225 North 24th Street Office Property in Phoenix, Arizona. The sale generated net proceeds of approximately $8.8 million and a net gain of approximately $1.3 million. The proceeds from the sale were used to redeem preferred Class A Units in Funding IX from GMACCM. This property was wholly-owned.

         On September 20, 2002, the Operating Partnership completed the sale of the Reverchon Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $29.2 million and a net gain of approximately $0.5 million. The proceeds from the sale of the Reverchon Plaza Office Property were used to pay down the Operating Partnership's credit facility. This property was wholly-owned.

         On December 31, 2002, WOE completed the sale of two Office Properties located within The Woodlands, Texas. WOE received net proceeds of approximately $5.5 million and a $13.9 million short-term note receivable. The Operating Partnership's share of the net proceeds and note receivable was $4.8 million and $10.6 million, respectively. The interest rate on the note was 7.5% and all principal and accrued interest was paid on February 19, 2003. WOE recorded a net gain of approximately $4.1 million, of which the Operating Partnership's share was approximately $3.6 million. The net proceeds were used primarily to pay down the Operating Partnership's credit facility. These two properties were consolidated joint venture properties.

OFFICE SEGMENT - UNCONSOLIDATED

         During the year ended December 31, 2002, the Woodlands CPC sold three office properties and its 50% interest in one industrial property located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $12.1 million, of which the Operating Partnership's portion was approximately $6.4 million. The sales generated a net gain of approximately $13.5 million, of which the Operating Partnership's portion was approximately $7.1 million. The proceeds were used primarily to pay down the Operating Partnership's credit facility.

         On December 19, 2002, the Woodlands CPC sold its 50% interest in the Woodlands Mall partnership located in The Woodlands, Texas. The sale generated net proceeds of approximately $38.4 million, of which the Operating Partnership's 52.5% interest was approximately $20.2 million. The net gain on the sale of the property was approximately $33.6 million, of which the Operating Partnership's portion was approximately $17.7 million. The proceeds were used primarily to pay down the Operating Partnership's credit facility.

OFFICE SEGMENT - UNDEVELOPED LAND  - CONSOLIDATED

         On September 30, 2002, the Operating Partnership completed the sale of approximately 1.4 acres of undeveloped land located in the Georgetown submarket of Washington, D.C. The sale generated net proceeds of approximately $15.1 million and a net loss of approximately $0.9 million. The proceeds from the sale of the land were used to pay down the Operating Partnership's credit facility. This land was wholly-owned by the Operating Partnership.

         On December 31, 2002, the Operating Partnership completed the sale of approximately 5.46 acres of undeveloped land near the Houston Convention Center. The sale generated net proceeds of $33.1 million and a net gain of approximately $15.1 million. Under the terms of the purchase and sale contract, the purchaser has options to purchase two additional parcels of undeveloped land from the Operating Partnership. The first parcel is comprised of approximately 3.47 acres and has a purchase option closing deadline of June 2005. Under the terms of the contract, the Operating Partnership will lease this parcel to the purchaser from December 2002 through June 2005. The purchase option closing deadline for the second parcel of approximately 1.59 acres is June 2007. The proceeds were used to pay down the Operating Partnership's credit facility. This land was wholly-owned by the Operating Partnership.

         On December 31, 2002, the Operating Partnership completed the sale of approximately 3.12 acres of undeveloped land located in the Greenway Plaza office complex of Houston, Texas for net proceeds of $5.2 million and a net gain of approximately $2.0 million. The proceeds were used to pay down the Operating Partnership's credit facility. This land was wholly-owned by the Operating Partnership.

RESORT/HOTEL SEGMENT - UNDEVELOPED LAND - CONSOLIDATED

         On September 30, 2002, the Operating Partnership completed the sale of 30 acres of land adjacent to the Operating Partnership's Canyon Ranch - Tucson Resort/Hotel Property, located in Tucson, Arizona, to an affiliate of the third party management company of the Operating Partnership's Canyon Ranch Resort/Hotel Properties. The sales price of the land was approximately $9.4 million, for which the Operating Partnership received $1.9 million of cash proceeds and a promissory note in the amount of $7.5 million with an interest rate at 6.5%, payable quarterly and maturing on October 1, 2007. The Operating Partnership recognized a net gain of approximately $5.5 million. The net cash proceeds from the sale of the land were used to pay down the Operating Partnership's credit facility. This land was wholly-owned by the Operating Partnership. The Operating Partnership has committed to fund a $3.2 million construction loan to the purchaser, which will be secured by 20 developed lots and a $0.6 million letter of credit. The Operating Partnership had not funded any of the $3.2 million commitment as of December 31, 2002.

RESIDENTIAL DEVELOPMENT SEGMENT - CONSOLIDATED

         On December 31, 2002, CRDI, a consolidated subsidiary of the Operating Partnership, completed the sale of its 50% interest in two Colorado transportation companies, East West Resort Transportation I ("EWRT I") and East West Resort Transportation II ("EWRT II"), to an affiliate of CRDI business partners for $7.0 million, consisting of $1.4 million in cash and a $5.6 million note receivable. The note bears interest at 7.0%, with interest only payable semi-annually on April 30 and October 31 each year through April 30, 2005. Thereafter, interest and principal are amortized over five years and will be payable quarterly beginning August 1, 2005, with a balloon payment of the outstanding balance due on May 1, 2008. The Operating Partnership recognized a $1.4 million gain, after tax, related to the sale of these companies.

JOINT VENTURES

OFFICE SEGMENT - UNCONSOLIDATED

Three Westlake Park

         On August 21, 2002, the Operating Partnership entered into a joint venture arrangement with an affiliate of General Electric Pension Fund (the affiliate is referred to as "GE") in connection with which the Operating Partnership contributed an Office Property, Three Westlake Park in Houston, Texas. GE made a cash contribution. The joint venture is structured such that GE holds an 80% equity interest in Three Westlake Park, and the Operating Partnership continues to hold the remaining 20% equity interest in the Office Property, which is accounted for under the equity method. The joint venture generated approximately $47.1 million in net cash proceeds to the Operating Partnership, resulting from the sale of its 80% equity interest and $6.6 million from the Operating Partnership's portion of mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership has no commitment to reinvest the cash proceeds back into the joint venture. The joint venture was accounted for as a partial sale of this Office Property, resulting in a gain of $17.0 million, net of deferred gain of approximately $4.3 million. The proceeds were used to pay down the Operating Partnership's credit facility. The Operating Partnership manages and leases the Office Property on a fee basis.

Miami Center

         On September 25, 2002, the Operating Partnership entered into a joint venture arrangement with an affiliate of a fund managed by JPMorgan Fleming Asset Management (the affiliate is referred to as "JPM Fund I"), in connection with which JPM Fund I purchased a 60% interest in Crescent Miami Center, L.L.C. with a cash contribution. Crescent Miami Center, L.L.C. owns a 782,000 square foot Office Property, Miami Center, located in Miami, Florida. The joint venture is structured such that JPM Fund I holds a 60% equity interest in Miami Center, and the Operating Partnership holds the remaining 40% equity interest in the Office Property, which is accounted for under the equity method. The joint venture generated approximately $111.0 million in net cash proceeds to the Operating Partnership, resulting from the sale of its 60% equity interest and $32.4 million from the Operating Partnership's portion of mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership has no commitment to reinvest the cash proceeds into the joint venture. The joint venture was accounted for as a partial sale of this Office Property, resulting in a gain of approximately $4.6 million, net of deferred gain of approximately $3.5 million. The proceeds were used to pay down the Operating Partnership's credit facility. The Operating Partnership manages the Office Property on a fee basis.

Five Post Oak Park

         On December 20, 2002, the Operating Partnership entered into a joint venture arrangement, Five Post Oak Park, L.P., with GE. The joint venture purchased Five Post Oak Park located in the Galleria area of Houston, Texas, for $64.8 million. The Property is a 567,000 square foot Class A office building. GE owns a 70% interest, and the Operating Partnership owns a 30% interest in the joint venture. The initial cash equity contribution to the joint venture was $19.8 million, of which the Operating Partnership's portion was $5.9 million. The Operating Partnership's equity contribution and an additional working capital contribution of $0.3 million were funded through a draw under the Operating Partnership's credit facility. The remainder of the purchase price of the property was funded by a secured loan to the joint venture in the amount of $45.0 million. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership manages and leases the Office Property on a fee basis.


RESORT/HOTEL SEGMENT - CONSOLIDATED

Sonoma Mission Inn & Spa

         On September 1, 2002, the Operating Partnership entered into a joint venture arrangement with a subsidiary of Fairmont Hotels & Resorts, Inc. (the subsidiary is referred to as "FHR"), pursuant to which the Operating Partnership contributed a Resort/Hotel Property, the Sonoma Mission Inn & Spa in Sonoma County, California and FHR purchased a 19.9% equity interest in the limited liability company that owns the Resort/Hotel Property. The Operating Partnership continues to hold the remaining 80.1% equity interest. The joint venture generated approximately $8.0 million in net cash proceeds to the Operating Partnership that were used to pay down the Operating Partnership's credit facility. The Operating

Partnership loaned $45.1 million to the joint venture at an interest rate of LIBOR plus 300 basis points. The maturity date of the loan is the earlier of the date on which third-party financing is obtained, or one year. The joint venture has the option to extend the Operating Partnership's $45.1 million loan for two successive six-month periods by paying a fee. The Operating Partnership manages the limited liability company that owns the Sonoma Mission Inn & Spa, and FHR operates and manages the Property for the tenant under the Fairmont brand. FHR has a commitment to fund $10.0 million of future renovations at Sonoma Mission Inn & Spa through a mezzanine loan. The joint venture transaction was accounted for as a partial sale of this Resort/Hotel Property, resulting in a loss to the Operating Partnership of approximately $4.0 million on the interest sold. The joint venture leases Sonoma Mission Inn & Spa to a taxable REIT subsidiary in which the Operating Partnership also holds an 80.1% equity interest.

RESORT/HOTEL SEGMENT - UNCONSOLIDATED

Manalapan Hotel Partners

         In October 2002, in a series of transactions, the Operating Partnership acquired the remaining 75% economic interest in Manalapan Hotel Partners, L.L.C. ("Manalapan"), which owns the Ritz Carlton Palm Beach in Florida. The Operating Partnership acquired the additional interests in Manalapan for $6.5 million, which was funded by a draw on the Operating Partnership's credit facility. Subsequently, the Operating Partnership entered into a joint venture arrangement with WB Palm Beach Investors, L.L.C. ("Westbrook"), pursuant to which Westbrook purchased a 50% equity interest in Manalapan. The Operating Partnership holds the remaining 50% equity interest. The Operating Partnership recognized an impairment on these transactions of approximately $2.6 million reflected in "Impairments and other charges related to real estate assets" to reflect fair value of the Operating Partnership's 50% equity investment. Simultaneously with the admission of Westbrook into Manalapan, the secured loan of $65.2 million was repaid with proceeds from a new secured loan of $56.0 million from Corus Bank and additional equity contributions from Westbrook and the Operating Partnership. Westbrook's total equity contribution into Manalapan was $13.6 million. The Corus Bank loan carries an interest rate of LIBOR plus 400 basis points with an initial three-year term and two one-year extension options. The Operating Partnership and Westbrook each obtained a letter of credit to guarantee up to $3.0 million of the Corus Bank loan. The Operating Partnership does not control the joint venture , and therefore, this property is reflected as an unconsolidated investment in the Resort/Hotel Segment. Manalapan leases the Ritz Carlton Palm Beach to its wholly-owned taxable REIT subsidiary.


TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

Vornado Crescent Carthage and KC Quarry, L.L.C.

         On December 30, 2002, the Operating Partnership contributed $11.2 million of notes receivable, relating to loans to AmeriCold Logistics, to purchase a 56% equity interest in Vornado Crescent Carthage and KC Quarry, L.L.C. ("VCQ"). Vornado Realty Trust L.P. ("Vornado") contributed $8.8 million of cash to purchase a 44% equity interest. The assets of VCQ include two quarries and the related land, acquired by VCQ from AmeriCold Logistics, LLC ("AmeriCold Logistics"), the tenant of the Operating Partnership's Temperature-Controlled Logistics Properties, for a purchase price of $20.0 million. The purchase price was determined to be fair market value based on an independent appraisal. The Operating Partnership's $11.2 million contribution consisted of three notes receivable from AmeriCold Logistics plus accrued interest, one for $2.0 million, one for $3.5 million, and one originally for $6.5 million including principal and interest, but which was paid down to approximately $5.5 million prior to transaction date. On December 31, 2002, VCQ purchased $5.7 million of trade receivables from AmeriCold Logistics at a 2% discount. The Operating Partnership contributed approximately $3.1 million to VCQ for the purchase of the receivables. The Operating Partnership accounts for this investment as an unconsolidated equity investment because the Operating Partnership does not control the joint ventures.


BEHAVIORAL HEALTHCARE PROPERTIES

         As of December 31, 1999, the behavioral healthcare segment consisted of 88 behavioral healthcare properties in 24 states, all of which were leased to Charter Behavioral Health Systems L.L.C. and its subsidiaries under a triple-net master lease.

         This table presents the dispositions of behavioral healthcare properties by year including the number of properties sold, net proceeds received, gains on sales and impairments recognized.


            (dollars in millions)    Number of
                                     Properties
                     Year               Sold      Net Proceeds     Gain     Impairments(1)
            ---------------------    ----------   ------------   --------   --------------
                     2002                     3   $        4.6   $     --   $    3.2
                     2001                    18           34.7        1.6        8.5
                     2000                    60          233.7       58.6        9.3

----------

   (1) The impairment charges represent the difference between the carrying values and the estimated sales prices less the costs of the sales for all properties held for sale during the respective year.

         As of December 31, 2002, the Operating Partnership owned seven behavioral healthcare properties. After recognition of a $3.2 million impairment, the carrying value of the behavioral healthcare properties at December 31, 2002 was approximately $18.4 million. Depreciation has not been recognized since the dates the behavioral healthcare properties were classified as held for sales. The Operating Partnership is actively marketing for sale the remaining seven behavioral healthcare properties. The sale of these behavioral healthcare properties are expected to close within the next year.

SHARE REPURCHASE PROGRAM

         The Company commenced its Share Repurchase Program in March 2000. On October 15, 2001, the Company's Board of Trust Managers increased from $500.0 million to $800.0 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"). As of December 31, 2002, the Company had repurchased 20,256,423 common shares under the Share Repurchase Program, at an aggregate cost of approximately $386.9 million, resulting in an average repurchase price of $19.10 per common share. The repurchase of common shares by the Company will increase the Company's limited partner interest, which will result in a decrease in net income per unit.

         The following table shows a summary of the Company's common share repurchases by year, as of December 31, 2002.

                                                         AVERAGE
                                             TOTAL      PRICE PER
($ in millions)              SHARES          AMOUNT    COMMON SHARE
-----------------------    -----------      --------   ------------
2000                        14,468,623      $  281.3   $      19.44
2001                         4,287,800          77.1          17.97
2002 (2)                     1,500,000          28.5          19.00
                           -----------      --------   ------------
Total                       20,256,423 (1)  $  386.9   $      19.10
                           ===========      ========   ============

----------
(1) Additionally, 17,890 of the Company's common shares were repurchased outside of the Share Repurchase Program as part of an executive incentive program.

(2) The Company contributed 11,354 shares to the Company's scholarship fund during the year ended December 31, 2002. These shares were issued out of Treasury Shares.

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

                           UNCONSOLIDATED INVESTMENTS

INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         The Operating Partnership has investments of 20% to 50% in seven unconsolidated joint ventures that own seven Office Properties. The Operating Partnership does not have control of these joint ventures, and therefore, these investments are accounted for using the equity method of accounting.

         The Operating Partnership has other unconsolidated equity investments with interests ranging from 30% to 97.4%. The Operating Partnership does not have control of these investments due to ownership interests of 50% or less or the ownership of non-voting interests only, and therefore, these investments also are accounted for using the equity method of accounting.

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and equity investments as of December 31, 2002.

                                                                                                           OPERATING PARTNERSHIP'S
                                                                                                                 OWNERSHIP
                           ENTITY                                       CLASSIFICATION                     AS OF DECEMBER 31, 2002
-----------------------------------------------------------    -----------------------------------------   -----------------------
Joint Ventures

Main Street Partners, L.P.                                     Office (Bank One Center-Dallas)                     50.0% (1)

Crescent Miami Center L.L.C.                                   Office (Miami Center - Miami)                       40.0% (2)

Crescent 5 Houston Center, L.P.                                Office (5 Houston Center-Houston)                   25.0% (3)

Austin PT BK One Tower Office Limited Partnership              Office (Bank One Tower-Austin)                      20.0% (4)

Houston PT Four Westlake Park Office Limited Partnership       Office (Four Westlake Park-Houston)                 20.0% (4)

Houston PT Three Westlake Park Office Limited Partnership      Office (Three Westlake Park - Houston)              20.0% (4)

Crescent Five Post Oak Park, Limited Partnership               Office (Five Post Oak - Houston)                    30.0% (5)

Equity Investments
Mira Vista Development Corp.                                   Residential Development                             94.0% (6)

Houston Area Development Corp.                                 Residential Development                             94.0% (7)

The Woodlands Land Development
    Company, L.P.                                              Residential Development                             42.5% (8)(9)(10)

Blue River Land Company, L.L.C.                                Residential Development                             33.2% (8)(11)

Manalapan Hotel Partners, L.L.C.                               Resort/Hotel (Ritz Carlton Palm Beach)              50.0% (12)

Vornado Crescent Portland Partnership                          Temperature-Controlled Logistics                    40.0% (13)

Vornado Crescent Carthage and KC Quarry, L.L.C.                Temperature-Controlled Logistics                    56.0% (14)

The Woodlands Commercial Properties Company, L.P.              Office                                              42.5% (9)(10)

DBL Holdings, Inc.                                             Other                                               97.4% (15)

CR License, L.L.C.                                             Other                                               30.0% (16)

The Woodlands Operating Company, L.P.                          Other                                               42.5% (9)(10)

Canyon Ranch Las Vegas                                         Other                                               65.0% (17)

SunTX Fulcrum Fund, L.P.                                       Other                                               29.5% (18)

----------

    (1) The remaining 50.0% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

    (2) The remaining 60% interest in Crescent Miami Center, L.L.C. is owned by a pension fund advised by JP Morgan Investment Management, Inc.

    (3) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Investment Management, Inc.

    (4) The remaining 80% interest in Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Park Office Limited Partnership and Houston PT Four Westlake Park Office Limited Partnership is owned by an affiliate of General Electric Pension Fund.

    (5) The remaining 70% interest in Crescent Five Post Oak Park, L.P. is owned by an affiliate of General Electric Pension Fund.

    (6) The remaining 6.0% interest in Mira Vista Development Corp. ("MVDC"), which represents 100% of the voting stock, was owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by a third party. On January 3, 2003, the Operating Partnership purchased the remaining economic interest, representing all of the voting stock, in DBL. As a result, the Operating Partnership will consolidate the operations of MVDC beginning on January 3, 2003. See Note 26, "Subsequent Events," for additional information regarding the Operating Partnership's purchase of the DBL interest.

    (7) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, was owned 4.0% by DBL and 2.0% by a third party. On January 3, 2003, the Operating Partnership purchased the remaining economic interest, representing all of the voting stock in DBL. As a result, the Operating Partnership will consolidate the operations of HADC beginning on January 3, 2003. See Note 26, "Subsequent Events," for additional information regarding the Operating Partnership's purchase of the DBL interest.

    (8) On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, pursuant to a strict foreclosure, COPI's interests in the voting stock in three of the Operating Partnership's Residential Development Corporations DMDC, TWLC, CRDI and in CRL Investments, Inc. ("CRLI"). As a result, the Operating Partnership fully consolidated the operations of these entities beginning on the date of the asset transfers. The Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC. Blue River Land Company, L.L.C. is an unconsolidated equity investment of CRDI.

    (9) The remaining 57.5% interests in The Woodlands Land Development Company, L.P. ("WLDC"), The Woodlands Commercial Properties Company, L.P. and The Woodlands Operating Company, L.P. are owned by an affiliate of Morgan Stanley.

    (10) Distributions are made to partners based on specified payout percentages. During the year ended December 31, 2002, the payout percentage to the Operating Partnership was 52.5%.

    (11) The remaining 66.8% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Operating Partnership.

    (12) Prior to October 2002, Manalapan was an unconsolidated investment of the Operating Partnership in which CRDI held a 25% equity interest. In October 2002, in a series of transactions, the Operating Partnership acquired the remaining 75% interest in Manalapan. Subsequent to that transaction, the Operating Partnership entered into a joint venture agreement with Westbrook pursuant to which Westbrook purchased a 50% equity interest in Manalapan. As a result of these transactions, Manalapan is an unconsolidated investment of the Operating Partnership.

    (13) The remaining 60% interest in the Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P. (14) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. Partnership is owned by Vornado Realty Trust, L.P.

    (15) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $0.4 million, and approximately $0.01 million in cash, or total consideration valued at approximately $0.4 million. At December 31, 2002, Mr. Goff's book value in DBL was approximately $0.4 million. On January 3, 2003, the Operating Partnership purchased the remaining economic interest representing all of the voting stock in DBL See Note 26, "Subsequent Events," for additional information regarding the Operating Partnership's purchase of the DBL interest.

    (16) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

    (17) The remaining 35% interest in Canyon Ranch Las Vegas is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

    (18) The SunTX Fulcrum Fund, L.P.'s (the "Fund") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 70.5% of the Fund is owned by a group of individuals unrelated to the Operating Partnership. The Operating Partnership's ownership percentage will decline by the closing date of the Fund as capital commitments from third parties are secured. The Operating Partnership's projected ownership interest at the closing of the Fund is approximately 7.5% based on the Fund manager's expectations for the final Fund capitalization. The Operating Partnership accounts for its investment in the Fund under the cost method. The Operating Partnership's investment at December 31, 2002 was $10.4 million.

UNCONSOLIDATED DEBT ANALYSIS

         The significant terms of the Operating Partnership's share of unconsolidated debt financing arrangements existing as of December 31, 2002 are shown below.


                                                                                                       Operating
                                                                                                       Partnership
                                                                                        Balance           Share        Interest
                                                                                     Outstanding at   of Balance at     Rate at
                                                                                       December 31,    December 31,   December 31,
Description                                                                               2002             2002           2002
-----------                                                                          --------------   -------------  --------------
                                                                                     (in thousands)
Temperature Control Logistics Segment:
  Vornado Crescent-Portland Partnership - 40% Operating Partnership
      Goldman Sachs (1)                                                                  508,028          203,211         6.89%
      Various Mortgage Notes                                                              29,688           11,875    4.25 to 12.88%
      Various Capital Leases                                                              37,215           14,886    7.00 to 13.63%
                                                                                     -----------        ---------

                                                                                         574,931          229,972
                                                                                     -----------        ---------

Office Segment:
   Main Street Partners, L.P. - 50% Operating Partnership (2)(3)(4)                      132,696           66,348         5.69%
   Crescent 5 Houston Center, L.P. - 25% Operating Partnership (5)                        62,982           15,746         3.68%
   Austin PT Bk One Tower Office Limited Partnership - 20% Operating Partnership          37,894            7,579         7.13%
   Houston PT Four Westlake Office Limited Partnership - 20% Operating Partnership        48,721            9,744         7.10%
   Houston PT Three Westlake Office Limited Partnership - 20% Operating Partnership       33,000            6,600         5.61%
   Crescent Miami Center, LLC - 40% Operating Partnership                                 81,000           32,400         5.04%
   Crescent Five Post Oak Park, L.P. - 30% Operating Partnership                          45,000           13,500         4.82%

   The Woodlands Commercial Properties Co., L.P. - 42.5% Operating Partnership:
      Fleet National Bank credit facility (3)(6)                                          55,000           23,375         4.41%
      Fleet National Bank (3)(7)                                                           3,385            1,439         3.41%
      Various Mortgage Notes                                                               8,001            3,401    6.30 to 7.50%
                                                                                     -----------        ---------
                                                                                       507,679            180,132
                                                                                     -----------        ---------


Residential Development Segment:
   The Woodlands Land Development Co., L.P. - 42.5% Operating Partnership:                    (8)
      Fleet National Bank credit facility(3) (6)                                         230,000           97,750         4.41%
      Fleet National Bank (3)(7)                                                           6,944            2,951         3.41%
      Fleet National Bank (9)                                                             32,494           13,810         4.06%
      Various Mortgage Notes                                                              15,109            6,422    4.25 to 6.25%
                                                                                     -----------        ---------
                                                                                         284,547          120,933
                                                                                     -----------        ---------
Resort/Hotel Segment:
   Manalapan Hotel Partners, L.L.C. - 50% Operating Partnership:
     Corus Bank(10)                                                                       56,000           28,000         5.69%
                                                                                     -----------        ---------

Total Unconsolidated Debt                                                            $ 1,423,157      $   559,037
                                                                                     -----------        ---------

Fixed Rate/Weighted Average                                                                                               6.86%
Variable Rate/Weighted Average                                                                                            4.81%
                                                                                                                     -------------
Total Weighted Average                                                                                                    5.94%
                                                                                                                     =============
                                                                                                Maturity            Fixed/Variable
Description                                                                                       Date             Secured/Unsecured
                                                                                           ----------------------  -----------------
Temperature Control Logistics Segment:
  Vornado Crescent-Portland Partnership - 40% Operating Partnership
      Goldman Sachs (1)                                                                         5/11/2023          Fixed/Secured
      Various Mortgage Notes                                                               7/30/2003 to 4/1/2009   Fixed/Secured
      Various Capital Leases                                                               6/1/2006 to 2/12/2016   Fixed/Secured





Office Segment:
   Main Street Partners, L.P. - 50% Operating Partnership (2)(3)(4)                            12/1/2004           Variable/Secured
   Crescent 5 Houston Center, L.P. - 25% Operating Partnership (5)                             5/31/2004           Variable/Secured
   Austin PT Bk One Tower Office Limited Partnership - 20% Operating Partnership                8/1/2006           Fixed/Secured
   Houston PT Four Westlake Office Limited Partnership - 20% Operating Partnership              8/1/2006           Fixed/Secured
   Houston PT Three Westlake Office Limited Partnership - 20% Operating Partnership             9/1/2007           Fixed/Secured
   Crescent Miami Center, LLC - 40% Operating Partnership                                      9/25/2007           Fixed/Secured
   Crescent Five Post Oak Park, L.P. - 30% Operating Partnership                                1/1/2008           Fixed/Secured

   The Woodlands Commercial Properties Co., L.P. - 42.5% Operating Partnership:
      Fleet National Bank credit facility (3)(6)                                              11/27/2005           Variable/Secured
      Fleet National Bank (3)(7)                                                              10/31/2003           Variable/Secured
      Various Mortgage Notes                                                               11/1/2021 to 12/2/2024  Fixed/Secured





Residential Development Segment:
   The Woodlands Land Development Co., L.P. - 42.5% Operating Partnership:
      Fleet National Bank credit facility(3) (6)                                             11/27/2005            Variable/Secured
      Fleet National Bank (3)(7)                                                             10/31/2003            Variable/Secured
      Fleet National Bank (9)                                                                12/31/2005            Variable/Secured
      Various Mortgage Notes                                                               7/1/2005 to 1/1/2008    Fixed/Secured



Resort/Hotel Segment:
   Manalapan Hotel Partners, L.L.C. - 50% Operating Partnership:
     Corus Bank(10)                                                                          10/21/2005            Variable/Secured


Total Unconsolidated Debt


Fixed Rate/Weighted Average                                                                              15.55     years
Variable Rate/Weighted Average                                                                            2.53     years
                                                                                           ----------------------
Total Weighted Average                                                                                    9.74     years
                                                                                           ======================


----------

(1) The Temperature-Controlled Logistics Corporation expects to repay this note on the Optional Prepayment Date of April 11, 2008. The overall weighted average maturity would be 4.21 years based on this date.

(2) Senior Note - Note A: $83.6 million at variable interest rate, LIBOR + 189, $4.9 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $24.6 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.7 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes amortized based on a 25-year schedule.

(3)  This Facility has two one-year extension options.

(4) The Operating Partnership obtained a Letter of Credit to guarantee the repayment of up to $4.3 million of principal of the Main Street Partners, L.P. loan.

(5) The Operating Partnership provides a full and unconditional guarantee of this loan for the construction of 5 Houston Center. At December 31, 2002, $63.0 million was outstanding.

(6) Woodlands CPC and WLDC entered into an interest rate swap which limits interest rate exposure on the $50.0 million notional amount effectively fixing the interest rate at 2.355%.

(7) Woodlands CPC and WLDC entered into an Interest Rate Cap Agreement which limits interest rate exposure on the notional amount of $33.8 million to a maximum LIBOR rate of 9.0%.

(8) On February 14, 2002, the Operating Parntership executed an agreement with COPI to transfer, pursuant to a strict foreclosure, COPI's 5% interest in TWLC. Therefore, as of February 14, TWLC is fully consolidated. This schedule reflects its 42.5% interest in WLDC debt.

(9) Woodlands CPC entered into an Interest Rate Cap Agreement limits interest rate exposure on the notional amount of $19.5 million to a maximum LIBOR rate of 8.5%.

(10) The Operating Partnership obtained a Letter of Credit to guarantee up to $3.0 million of this facility.

         The following table shows, as of December 31, 2002, information about the Operating Partnership's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                                 PERCENTAGE     WEIGHTED            WEIGHTED
(in thousands)                       BALANCE      OF DEBT      AVERAGE RATE    AVERAGE MATURITY(1)
-------------------------------     ---------    ----------    ------------    -------------------
Fixed Rate Debt                     $ 309,575       55.38%             6.86%        15.55 years
Variable rate Debt                    249,462       44.62%             4.81%         2.53 years
                                    ---------    ----------    ------------    -------------------
Total Debt                          $ 559,037      100.00%             5.94%         9.74 years
                                    =========    ==========    ============    ===================

----------

(1) Based on contractual maturities. The overall weighted average maturity would be 4.21 years assuming the election of extension options on debt instruments and expected repayment of a note on the optional prepayment date.

         Listed below is the Operating Partnership's share of aggregate principal payments, by year, required as of December 31, 2002 related to the Operating Partnership's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.

                         SECURED
(in thousands)           DEBT(1)
-------------------    ------------
2003                   $     19,217
2004                         92,609
2005                        150,083
2006                         17,505
2007                          2,150
Thereafter                  277,473
                       ------------
                       $    559,037
                       ============

----------
(1)   These amounts do not represent the effect of extension options.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of December 31, 2002, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no economic interest in AmeriCold Logistics. See "2002 Transactions - COPI," in this Item 7 for information on the proposed acquisition of COPI's 40% interest in AmeriCold Logistics by a new entity to be owned by the Company's shareholders.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to a maximum of $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid to December 31, 2003.

         In the first quarter of 2000, AmeriCold Logistics started to experience a slowing in revenue growth from the previous year, primarily due to customers focusing more on inventory management in an effort to improve operating performance. Starting in 2000 and continuing throughout 2001 and 2002, consolidation among retail and food service channels significantly limited the ability of manufacturers to pass along cost increases by raising prices. As a result, manufacturers focused on supply chain cost reduction initiative in an effort to improve operating performance. In the second and third quarters of 2000, AmeriCold Logistics deferred a portion of its rent payments in accordance with the terms of the leases of the Temperature-Controlled Logistics Properties. For the three months ended June 30, 2000, the Temperature-Controlled Logistics Corporation recorded a valuation allowance for a portion of the rent that had been deferred during that period. For the three months ended September 30, 2000, the Temperature-Controlled Logistics Corporation recorded a valuation allowance for 100% of the rent that had been deferred during the quarter and has continued to record a valuation allowance for 100% of the deferred rent thereafter. These valuation allowances resulted in a decrease in the equity in net income of the Operating Partnership in the Temperature-Controlled Logistics Corporation. The Temperature-Controlled Logistics Corporation had not recorded a valuation allowance with respect to rent deferred by AmeriCold Logistics prior to the three months ended June 30, 2000, because the financial condition of AmeriCold Logistics prior to that time did not indicate the inability of AmeriCold Logistics ultimately to make the full rent payments. As a result of continuing net losses and the increased amount of deferred rent, the Temperature-Controlled Logistics Corporation determined that the collection of additional deferred rent was doubtful.

         In December 2001, the Temperature-Controlled Logistics Corporation waived its right to collect $39.8 million of deferred rent, the Operating Partnership's share of which was $15.9 million. The Temperature-Controlled Logistics Corporation and the Operating Partnership began to recognize rental income when earned and collected during the year ended December 31, 2000 and continued this accounting treatment for the years ended December 31, 2001 and 2002; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Operating Partnership related to the Temperature-Controlled Logistics Corporation's decision in December 2001 to waive collection of deferred rent.

         AmeriCold Logistics deferred $32.2 million of the total $143.9 million of rent payable for the year ended December 31, 2002, of which the Operating Partnership's share of deferred rent was $12.9 million.

         The following table shows the total and the Operating Partnership's portion of deferred rent, valuation allowance and waived rent for the years ended December 31, 2002 and 2001:

(in thousands)                                         Deferred Rent             Valuation Allowance
                                                  -----------------------      -----------------------
                                                                Company's                    Company's
                                                   Total         Portion        Total         Portion
                                                  --------      ---------      --------      ---------
Cumulative deferred rent and valuation
allowance balance for the year ended December
31, 2001                                          $ 49,900      $  19,800      $ 41,800      $  16,700

      Waived Rent as of December 31, 2001          (39,800)       (15,900)      (39,800)       (15,900)
                                                  --------      ---------      --------      ---------
Balance at December 31, 2001                      $ 10,100      $   3,900      $  2,000      $     800
      2002 Deferred Rent                            32,200         12,900        32,200         12,900
                                                  --------      ---------      --------      ---------
Balance at December 31, 2002                      $ 42,300      $  16,800      $ 34,200      $  13,700
                                                  ========      =========      ========      =========

         As of December 31, 2002, the Operating Partnership also held a 56% interest in VCQ. See "Joint Ventures - Temperature - Controlled Logistics Segment" in this Item 7 for additional information regarding this investment.

IMPAIRMENTS OF UNCONSOLIDATED INVESTMENTS

CR License, L.L.C. and CRL Investments, Inc.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, pursuant to a strict foreclosure, COPI's 1.5% interest in CR License, L.L.C. and 5.0% interest, representing all of the voting stock, in CRL Investments, Inc. As of December 31, 2002, the Operating Partnership had a 30% interest in CR License, L.L.C., the entity which owns the right to the future use of the "Canyon Ranch" name. In addition, as of December 31, 2002, the Operating Partnership had a 100% interest in CRL Investments, Inc., which owns an approximately 65% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada ("Canyon Ranch Las Vegas"). The Operating Partnership evaluated its investment in Canyon Ranch Las Vegas and determined that an impairment charge was warranted. Accordingly, a $9.6 million impairment charge was recognized and reflected in the Operating Partnership's Consolidated Statements of Operations in "Impairment and Other Charges related to Real Estate Assets."

Metropolitan Partners, LLC

         On May 24, 2001, the Operating Partnership converted its $85.0 million preferred member interest in Metropolitan Partners, LLC ("Metropolitan") and $1.9 million deferred acquisition costs, into approximately $75.0 million of common stock of Reckson Associates Realty Corp. ("Reckson"), resulting in an impairment charge of approximately $11.9 million reflected in "Impairments and Other Charges Related to Real Estate Assets" in the Operating Partnership's Consolidated Statements of Operations. The Operating Partnership subsequently sold the Reckson common stock on August 17, 2001 for approximately $78.6 million, resulting in a gain of approximately $3.6 million. The proceeds were used to pay down the Operating Partnership's credit facility.

Other

         During the years ended December 31, 2001 and 2000, the Operating Partnership recognized impairment losses of $5.0 million and $8.5 million, respectively, which were included in "Impairment and Other Charges Related to Real Estate Assets" related to the Operating Partnership's investment in a fund that primarily held real estate investments and marketable securities.

                           RELATED PARTY TRANSACTIONS

DBL HOLDINGS, INC. ("DBL")

         As of December 31, 2002, the Operating Partnership owned 97.44% of DBL, with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by Mr. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. Originally, Mr. Goff contributed his voting interests in MVDC and HADC, originally valued at approximately $0.4 million, and approximately $0.01 million in cash for his interest in DBL. On January 3, 2003, the Operating Partnership purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL from Mr. Goff. Total consideration paid for Mr. Goff's interest was $0.4 million. The Board of Trust Managers of the Company, including all of the independent trust managers, approved the transaction, based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by the Operating Partnership and will be consolidated.

         DBL has a wholly-owned subsidiary, DBL-ABC, Inc., the assets of which are described in the following paragraph. DBL directly holds 66% of the voting stock in MVDC and HADC. At December 31, 2002, Mr. Goff's interest in DBL was approximately $0.5 million.

         Since June 1999, the Operating Partnership contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, L.P. ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, L.P. ("GMSP") and GMACCM. The ownership structure of GMSP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by Mr. Goff. The remaining approximately 2% general partnership interest is owned by parties unrelated to the Operating Partnership. At December 31, 2002, DBL has an approximately $14.1 million investment in G2.

         In March 1999, DBL-CBO, Inc., a wholly-owned subsidiary of DBL, acquired an aggregate of $6.0 million in principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Islands limited liability company. Juniper 1999 - 1 Class C-1 is the privately placed equity interest of a collateralized bond obligation. For the year ended December 31, 2002, the Operating Partnership recognized a charge related to this investment of $5.2 million reflected in "Equity and net income (loss) of unconsolidated companies, Other." As a result of this impairment charge, at December 31, 2002 this investment was valued at $0.

COPI COLORADO, L. P.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to the Operating Partnership, pursuant to a strict foreclosure, COPI's 60% general partner interest in COPI Colorado, L.P. ("COPI Colorado"), the partnership that owned a 10% interest, representing all of the voting stock, in CRDI. John Goff, Vice Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, owned a 20% interest in COPI Colorado and the remaining 20% interest was owned by a third party. As a result of this transaction, the Operating Partnership indirectly owned a 96% interest in CRDI. John Goff owned a 2% interest in CRDI and the remaining 2% interest was owned by the third party. The Operating Partnership fully consolidated the operations of CRDI as of the date of the asset transfer.

         On December 30, 2002, the Operating Partnership purchased the 40% interest in COPI Colorado from Mr. Goff and the third party, bringing the Operating Partnership's ownership in COPI Colorado to 100%. The purchase price of the 40% interest in COPI Colorado was $5.6 million, of which $2.8 million was paid to Mr. Goff. The Board of Trust Managers of the Company, including all of the independent trust managers, approved the transaction, based in part on an appraisal of the assets of COPI Colorado by an independent appraisal firm. Subsequent to the transaction, the Operating Partnership dissolved COPI Colorado and contributed its assets, all the voting stock of CRDI, to Crescent TRS Holdings Corp.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of December 31, 2002, the Operating Partnership had approximately $37.8 million of loans outstanding (including approximately $5.3 million loaned during the year ended December 31, 2002) to certain employees and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Directors and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, had a loan representing $26.3 million of the $37.8 million total outstanding loans at December 31, 2002. Approximately $0.19 million of interest was outstanding related to these loans as of December 31, 2002. No conditions exist at December 31, 2002 which would cause any of the loans to be in default.

         Every month, federal short-term, mid-term and long-term rates (Applicable Federal Rates) ("AFR") are determined and published by the IRS based upon average market yields of specified maturities. On November 1, 2001, existing loans were amended to reduce the interest rates for their remaining terms to the Applicable Federal Rates. As a result, the interest rates on loans with remaining terms of three years or less at November 1, 2001 were reduced to approximately 2.7% per year and the interest rates on loans with remaining terms greater than three years as of November 1, 2001 were reduced to approximately 4.07% per year. These amended interest rates reflected below prevailing market interest rates, and in accordance with GAAP, the Operating Partnership recorded $750,000 of compensation expense for the year ended December 31, 2001.

         The Operating Partnership granted additional loans during 2002 through July 29, 2002, with AFR of 2.70% to 2.81%, which reflects below prevailing market interest rates and, in accordance with GAAP, the Operating Partnership recorded compensation expense. On July 29, 2002, the loans made pursuant to the Company's stock incentive plans were amended to extend the remaining terms of the loans until July 2012 and to stipulate that every three years the interest rate on the loans will be adjusted to the AFR applicable at that time for a three-year loan, reflecting a below prevailing market interest rate. Additionally, the employees and trust managers have been given the option, at any time, to fix the interest rate for each of the loans to the AFR applicable at that time for a loan with a term equal to the remaining term of the loan. The July 29, 2002 amendment resulted in $1.9 million of additional compensation expense for the year ended December 31, 2002, recorded in "Other Expenses" in the Operating Partnership's Consolidated Statements of Operations. Effective July 29, 2002, the Operating Partnership ceased offering to its employees and Trust Managers the option to obtain loans pursuant to the Company's stock and unit incentive plans.
         .

DEBT OFFERING

         On April 15, 2002, the Operating Partnership and Crescent Finance Company completed a private offering of $375.0 million in senior, unsecured notes due 2009, $50.0 million of which were purchased by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and certain of his affiliates and family members (the "Rainwater Group"). The notes bear interest at 9.25% and were issued at 100% of issue price. The Operating Partnership and Crescent Finance Company registered for resale the notes issued to the Rainwater Group. See "Equity and Debt Financing - Debt Financing Arrangements - Debt Offering," for additional information.

OTHER

         On June 28, 2002, the Operating Partnership purchased, and is holding for sale, the home of an executive officer of the Operating Partnership for approximately $2.7 million, which approximates fair market value of the home. This purchase was part of the officer's relocation agreement with the Operating Partnership.

SHARE AND UNIT EXCHANGE BY CHAIRMAN

         During 2002, the Company and the Operating Partnership agreed that it was in the best interest of the Company and its shareholders and of the Operating Partnership and its partners to permit Richard E. Rainwater, Chairman of the

Board of Trust Managers of the Company, to exchange a portion of his common shares for units of the Operating Partnership so that additional purchases of common shares by the Company or Mr. Rainwater, or both, would not cause Mr. Rainwater to violate REIT equity ownership concentration rules and the Company's limitations on share ownership as set forth in its Declaration of Trust.

         On October 15, 2002, November 14, 2002 and November 20, 2002, Mr. Rainwater contributed 3,050,000, 700,800 and 1,055,000, respectively, of his common shares to the Operating Partnership in exchange for 1,525,000, 350,400 and 527,500 units, respectively. Each of the units issued to Mr. Rainwater may be exchanged for two common shares. The Operating Partnership immediately contributed the common shares that it received from Mr. Rainwater, in the aggregate amount of 4,805,000 common shares, to the Company and, as required by the limited partnership agreement of the Operating Partnership, redeemed a portion of the Company's limited partner interest in the Operating Partnership equal in value to the value of the common shares that the Operating Partnership contributed to the Company. In accordance with the terms of the Operating Partnership limited partnership agreement, the shares and the interest were valued at the closing price of the Company's common shares on the New York Stock Exchange on the date immediately preceding the date of the contributions. The closing price of the common shares was $14.62 on October 14, 2002, $14.94 on November 13, 2002 and $15.38 on November 19, 2002. As a result of these transactions, the Company's percentage interest in the Operating Partnership decreased.

         On November 20, 2002, the Company received approximately $0.3 million from Mr. Rainwater as a result of short swing profits realized by Mr. Rainwater on the sale of 300,000 of the Company's common shares between September 24, 2002 and November 18, 2002. The profit amount was computed pursuant to Section 16(b) of the Securities Exchange Act of 1934, and was a contribution by the Company to the Operating Partnership.

                         SIGNIFICANT ACCOUNTING POLICIES

CRITICAL ACCOUNTING POLICIES

         The Operating Partnership's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Operating Partnership evaluates its assumptions and estimates on an ongoing basis. The Operating Partnership bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities where that information is available from other sources. Certain estimates are particularly sensitive due to their significance to the financial statements. Actual results may differ significantly from management's estimates. The Operating Partnership believes that the most significant accounting policies involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:.

o Valuation for impairment of the Operating Partnership's assets and investments

o    Relative Fair Value Method/Cost of Sales (Residential Development entities)

o    Capitalization of Interest (Residential Development entities)

o    Allowance for doubtful accounts

         IMPAIRMENTS. Real estate and leasehold improvements are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement No 144, the Operating Partnership records assets held for sale at the lower of carrying value or sales price less costs to sell. For assets classified as held and used, these assets are tested for recoverability when events or changes in circumstances indicate that the estimated carrying amount may not be recoverable. An impairment loss is recognized when expected undiscounted future cash flows from a Property is less than the carrying value of the Property. The Operating Partnership's estimates of cash flows of the Properties requires the

Operating Partnership to make assumptions related to future rental rates, occupancies, operating expenses, the ability of the Operating Partnership's tenants to perform pursuant to their lease obligations and proceeds to be generated from the eventual sale of the Properties. Any changes in estimated future cash flows due to changes in the Operating Partnership's plans or views of market and economic conditions could result in recognition of additional impairment losses.

         If events or circumstances indicate that the fair value of an investment accounted for using the equity or cost method has declined below its carrying value and the Operating Partnership considers the decline to be "other than temporary," the investment is written down to fair value and an impairment loss is recognized. The evaluation of impairment for an investment would be based on a number of factors, including financial condition and operating results for the investment, inability to remain in compliance with provisions of any related debt agreements, and recognition of impairments by other investors. Impairment recognition would negatively impact the recorded value of our investment and reduce net income.

         RELATIVE SALES METHOD AND PERCENTAGE OF COMPLETION. The Operating Partnership recognizes earnings from the sale of Residential Development Properties when a third-party buyer had made an adequate cash down payment and has attained the attributes of ownership. The cost of residential property sold is defined based on the type of product being purchased. The cost of sales for residential lots is generally determined as a specific percentage of the sales revenues recognized for each land development project. The percentages are based on total estimated development costs and sales revenue for each Residential Development project. These estimates are revised annually and are based on the then-current development strategy and operating assumptions utilizing internally developed projections for product type, revenue and related development costs. The cost of sale for residential units (such as townhomes and condominiums) is determined using the relative sales value method. If the residential unit has been sold prior to the completion of infrastructure cost, and those uncompleted costs are not significant in relation to total costs; the full accrual method is utilized. Under this method, 100% of the revenue is recognized and a commitment liability is established to reflect the allocated estimated future costs to complete the residential unit. If the Operating Partnership's estimates of costs or the percentage of completion is incorrect; it could result in either an increase or decrease in cost of sales expense or revenue recognized and therefore, an increase or decrease in net income.

         CAPITALIZATION OF INTEREST. The Operating Partnership commences capitalization of interest when development activities and expenditures begin and ceases to capitalize interest upon "completion," which is defined as the time when the asset is ready for its intended use. The Operating Partnership uses judgment in determining the time period over which to capitalize such interest and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period is extended, more interest is capitalized, thereby increasing net income.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Operating Partnership's accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. The Operating Partnership's receivable balance is composed primarily of rents and operating cost recoveries due from its tenants. The Operating Partnership also maintains an allowance for deferred rent receivables which arise from the straight-lining of rents. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of the Operating Partnership's tenants, any delinquency in payment, historical trends and current economic conditions. If our assumptions regarding the collectibility of accounts receivable prove incorrect, the Operating Partnership could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in net income.

ADOPTION OF NEW ACCOUNTING STANDARDS

         SFAS NO. 141. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which provides that all business combinations in the scope of the Statement are to be accounted for under the purchase method. SFAS No. 141 requires companies to account for the value of in-place operating leases as favorable or unfavorable relative to market prices and the costs of acquiring such leases separately from the value of the real estate for all acquisitions subsequent to July 1, 2001. These intangibles are to be amortized over the related contractual lease terms as a reduction of revenues.

         SFAS NO. 142. In June 2001, the FASB issued SFAS No. 142 which was effective January 1, 2002. SFAS No. 142 specifies that goodwill and certain other types of intangible assets may no longer be amortized, but instead are subject to periodic impairment testing. If an impairment charge is required, the charge is reported as a change in accounting principle and is included in operating results as a Cumulative Effect of a Change in Accounting Principle. SFAS No. 142 provides for a transitional period of up to 12 months. Any need for impairment must be assessed within the first six months and the amount of impairment must be determined within the next six months. Any additional impairment taken in subsequent interim periods during 2002 related to the initial adoption of this statement will require the first quarter financial statements to be restated. The Operating Partnership tests for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

         Prior to the adoption of SFAS No. 142, the Operating Partnership tested goodwill for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," under which an impairment loss is recognized when expected undiscounted future cash flows are less than the carrying value of the assets. For the year ended December 31, 2001, the expected future operating cash flows of the Temperature-Controlled Logistics Corporation on an undiscounted basis exceeded the carrying amounts of the properties and other long-lived assets, including goodwill. Accordingly, no impairment was recognized under SFAS No. 121. In accordance with SFAS No. 144, the results of operations of these assets and any gain or loss on sale have been presented as "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale" in the accompanying Consolidated Statements of Operations. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001.

         Upon the adoption of SFAS No. 142, the Temperature-Controlled Logistics Corporation compared the fair value of TCL Properties based on discounted cash flows to the carrying value of TCL Properties and the related goodwill. Based on this test, the fair value did not exceed the carrying value and the second step of the impairment test was performed to measure the impairment loss. The second step compared the implied fair value of goodwill with the carrying amounts of goodwill which exceeded the fair value on January 1, 2002. As a result, the Operating Partnership recognized a goodwill impairment charge of approximately $10.3 million due to the initial application of this Statement. This charge was reported as a change in accounting principle and is included in the Operating Partnership's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the year ended December 31, 2002.

         The Operating Partnership also determined that a goodwill impairment charge of $1.4 million, net of taxes, was required for one of the Residential Development Corporations which was classified as held for sale. Accordingly, the $1.4 million impairment charge for the year ended December 31, 2002 is reflected as "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale" in the accompanying Consolidated Statements of Operations.

         SFAS NO. 144. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that the results of operations, of assets sold or held for sale including any gains or losses recognized, be disclosed separately in the Operating Partnership's Consolidated Statements of Operations. The Operating Partnership adopted SFAS No. 144 on January 1, 2002. During 2002, the Operating Partnership sold seven Office Properties, two CRDI transportation companies and three behavioral healthcare properties. Seven remaining behavioral healthcare properties remain classified as "held for sale" at December 31, 2002. In accordance with SFAS No. 144, the results of operations of these assets and any gain or loss on sale have been presented as "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale" in the accompanying Consolidated Statements of Operations. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001.

         SFAS NO. 145. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the reporting of gains and losses from early extinguishment of debt be included in the determination of net income unless criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations" are met which allows for extraordinary item classification. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The Operating Partnership plans to implement the Statement for fiscal 2003 and expects no impact beyond the classification of costs related to early extinguishments of debt, which are shown in the Operating Partnership's 2001 and 2000 Consolidated Statements of Operations as an extraordinary item.

         SFAS NO. 146. In June 2002 the FASB issued Statement No. 146, "Accounting for Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. The Statement specifies that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. It also specifies that a liability is incurred when the definition of a liability in FASB Concepts Statement No. 6 "Elements of Financial Statements" is met. Upon adoption, the Operating Partnership will assess the impact of this Statement, if any, on the Operating Partnership's liquidity, financial position, and results of operations. The Operating Partnership does not anticipate a material impact, if any, of the liability-recognition provision of this Interpretation on the Operating Partnership's liquidity, financial position, or results of operations.

         SFAS NOS. 148 AND 123. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation" effective for fiscal years ending after December 15, 2002, to amend the transition and disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In addition to the prospective transition method of accounting for Stock-Based Employee Compensation using the fair value method provided in SFAS No. 123, SFAS No. 148 permits two additional transition methods, both of which avoid the ramp-up effect arising from prospective application of the fair value based method. The Retroactive Restatement Method requires companies to restate all periods presented to reflect the Stock-Based Employee Compensation under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The Modified Prospective Method requires companies to recognize Stock-Based Employee Compensation from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value based method in SFAS No. 123 had been used to account for employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Also, in the absence of a single accounting method for Stock-Based Employee Compensation, SFAS No. 148 expands disclosure requirements from those existing in SFAS No. 123, and includes disclosure of whether, when, and how an entity adopts the preferable, fair value based method of accounting.

         Effective January 1, 2003, the Operating Partnership will adopt the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted. The Operating Partnership will utilize Black-Scholes option-pricing model and recognize this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Prior to January 1, 2003, the Operating Partnership followed the intrinsic method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no stock or unit based compensation expense was recognized for the years ended December 31, 2002, 2001 or 2000. The 2003 expense will relate only to stock options granted in 2003.

         FASB INTERPRETATION 45. In November 2002, the FASB issued Interpretation 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and liability-recognition requirements for the guarantors of certain types of debt. The new guidance requires a guarantor to recognize a liability at the inception of a guarantee which is covered by the new requirements whether or not payment is probable, creating the new concept of a "stand-ready" obligation. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See Note 15, "Commitments and Contingencies - Guarantees," for disclosure of the Operating Partnership's guarantees as of December 31, 2002. The Operating Partnership is assessing the impact, if any, of this Interpretation on its liquidity, financial position, and results of operations, but does not believe the impact will be significant.

         FASB INTERPRETATION 45. In November 2002, the FASB issued Interpretation 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which calls for new disclosures and liability-recognition requirements for the guarantors of certain types of debt. The Interpretation requires a guarantor to determine whether or which of their guarantees are covered under the Interpretation, and whether those guarantees will be subject only to the disclosure requirements and others to both the disclosure and recognition requirements. The new guidance requires a guarantor to recognize a liability at the inception of a guarantee which is covered by the new requirements whether or not payment is probable, creating the new concept of a "stand-ready" obligation. Implementation requirements of FIN 45 necessitate identification of guarantees in a company's arrangements entered into prior to December 31, 2002 in order to comply with the disclosure requirements, which are effective for financial statements of interim or annual periods ending after December 15, 2002. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Operating Partnership is assessing the impact, if any, of this Interpretation on its liquidity, financial position, and results of operations, but does not believe the impact will be significant.

         FASB INTERPRETATION 46. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Under FIN 46, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs in the first fiscal year or interim period beginning after June 15, 2003. VIEs are generally a legal structure used for business purposes that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of another entity such as a VIE. FIN 46 requires a VIE to be consolidated by a company if the company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. These disclosure requirements are as follows: (a) the nature, purpose, size, and activities of the variable interest entity; and, (b) the enterprise's maximum exposure to loss as a result of its involvement with the VIE. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Operating Partnership is assessing the impact, if any, of this Interpretation on its liquidity, financial position, and results of operations, but does not believe the impact will be significant.


         OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS ("OBSA"). On January 27, 2003, the SEC published its final rules and amendments about disclosures of Off-Balance Sheet Arrangements (each an "OBSA"). OBSA includes "all material off-balance sheet transactions, arrangements, obligations (including contingent obligations), and other relationships of the issuer with unconsolidated entities or other persons, that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses." The disclosure threshold adopted for determining the need for this disclosure is the "reasonably likely" standard, which is consistent with the threshold used throughout the remainder of Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations,"("MD&A"). Accordingly, in determining whether or not an OBSA "may have a material current or future effect," the Operating Partnership must assess whether the OBSA is "reasonably likely" to have a material current or future effect. The disclosures required by the amendments conform to the disclosures required by Section 401(a) of the Sarbanes-Oxley Act and require an explanation of a company's off-balance sheet arrangements in a separately captioned subsection of the MD&A. Companies subject to these rules also must comply with the OBSA disclosure requirements in registration statements, annual reports and proxy or information statements that are required to include financial statements for their fiscal years ending on or after June 15, 2003. The amendments also require an overview of certain known contractual obligations in a tabular format. This disclosure specifies four categories of contractual obligations to be included in the table: long-term debt; capital leases; operating leases; and other long-term liabilities. The proposal to include contingent liabilities and commitments was not retained in the final rule and amendments. The tabular disclosure must be included in the registrant's registration statements, annual reports and proxy or information statements that are required to include financial statements for their fiscal years ending on or after December 15, 2003.


         CONDITIONS FOR NON-GAAP DISCLOSURES. On January 22, 2003, the SEC published its final rules on disclosures of non-GAAP financial measures, as required by Section 401(b) of the Sarbanes-Oxley Act. These disclosures relate to new rules and amendments regarding public companies' disclosure or release of certain financial information that is derived on the basis of methodologies other than in accordance with Generally Accepted Accounting Principles ("GAAP"). One of the new disclosure regulations, Regulation G, requires public companies that disclose or release these non-GAAP financial measures to include a presentation of the most comparable GAAP financial measure and a reconciliation of the disclosed non-GAAP financial measure to the most comparable GAAP financial measure. Regulation G will apply to public disclosures made on or after March 28, 2003. In addition, annual or quarterly reports for fiscal periods ending after March 28, 2003 must comply with the new conditions and restrictions in Item 10 of Regulation S-K. Further, registrants are required to furnish within five business days using Form 8-K earnings releases or similar announcements made after March 28, 2003 for completed fiscal periods. The SEC is expected to reconsider the five-day deadline when it adopts final rules for accelerated Form 8-K reporting. With respect to the disclosure in SEC filings of non-GAAP measures that exclude "non-recurring, infrequent or unusual" items, the final rules will prohibit excluding an item if the excluded item is reasonably likely to recur within two years or a similar item occurred within the prior two years. The Operating Partnership reconciles non-GAAP measures presented to its net income.

         REGULATION BTR. On January 16, 2003 the SEC adopted rules to clarify the application and prevent evasion of Section 306(a) of the Sarbanes-Oxley Act of 2002. Section 306(a) prohibits the directors and executive officers of a company from, directly or indirectly, purchasing, selling or otherwise acquiring or transferring any equity security of the company during a pension plan blackout period that prevents plan participants or beneficiaries from engaging in equity securities transactions, if the equity security was acquired in connection with the director or executive officer's service or employment as a director or executive officer. In addition, the rules would specify the content and timing of the notice that companies must provide to their directors and executive officers and to the SEC about a blackout period.

         CODE OF ETHICS AND AUDIT COMMITTEE FINANCIAL EXPERTS - SECTIONS 406 AND
407. On January 15, 2003, the SEC voted to adopt two final rules to implement Sections 406 and 407 of the Sarbanes-Oxley Act regarding disclosures about a public company's code of ethics and audit committee financial expert. Public companies will be required to provide the new disclosures in annual reports for fiscal years ending on or after July 15, 2003. The final rules require companies to disclose whether they have a code of ethics that applies to senior officers of the company, and to disclose whether the audit committee includes a person meeting the definition of an audit committee financial expert. If the audit committee does include an audit committee financial expert, that person must be named. Companies will also be required to report within five business days any changes in their code of ethics, or any waivers, affecting the specified officers. A U.S. company will be required to provide these disclosures either in a Form 8-K or on its website.

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

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the years ended December 31, 2002, 2001 and 2000 were $221.6 million, $352.9 million and $299.9 million, respectively. The Operating Partnership reported FFO of $251.6 million, $206.4 million and $348.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Excluding the impairment and other charges of $92.8 million related to the COPI transaction, the Operating Partnership would have reported FFO of $299.2 million for the year ended December 31, 2001.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(in thousands)


                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                 2002             2001
                                                             -----------        -------------
Net income (loss)                                              $ 113,139           $  24,006
Adjustments to reconcile net income  (loss) to
   funds from operations:
Depreciation and amortization of real estate assets              136,459             122,033
Gain on property sales, net                                      (26,654)             (2,835)
Cumulative effect of a change in accounting principle             10,327                  --
Extraordinary item - extinguishment of debt                           --              12,174
Impairment and other adjustments related to
   real estate assets and assets held for sale                    15,446              21,705
Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies:
     Office Properties                                           (10,192)              6,955
     Resort/Hotel Properties                                         195                  --
     Residential Development Properties                            4,529              13,037
     Temperature-Controlled Logistics Properties                  23,933              22,671
     Other                                                         6,213                 144
Series A Preferred Unit distributions                            (16,702)            (13,501)
Series B Preferred Unit distributions                             (5,047)                 --
                                                               ---------           ---------
Funds from operations                                          $ 251,646           $ 206,389
                                                               =========           =========

Investment Segments:
   Office Segment                                             $ 334,884           $ 360,904
   Resort/Hotel Properties                                       56,693              45,282
   Residential Development Properties                            51,004              54,051
   Temperature-Controlled Logistics Properties                   21,000              23,806
Other:
     Corporate general and administrative                       (27,763)            (24,249)
     Corporate and other adjustments:
        Interest expense                                       (179,212)           (182,410)
        Series A Preferred Unit distributions                   (16,702)            (13,501)
        Series B Preferred Unit distributions                    (5,047)                 --
        Impairment and other charges related to COPI                 --             (92,782)
        Other(1)                                                 16,789              35,288
                                                              ---------           ---------
Funds from operations                                         $ 251,646           $ 206,389
                                                              =========           =========

Basic weighted average units                                     63,578              67,815
                                                              =========           =========
Diluted weighted average units(2)                                63,679              68,578
                                                              =========           =========

---------------------------
(1) Includes interest and other income, behavioral healthcare property income, preferred return paid to GMACCM, other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs and other expenses.

(2) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                              FOR THE YEARS
                                            ENDED DECEMBER 31,
                                        --------------------------
(units in thousands)                       2002              2002
-------------------                     ---------        ---------
Basic weighted average shares:          $  63,578        $  67,815
  Add:  Unit options                          101              763
                                        ---------        ---------
Diluted weighted average units          $  63,679        $  68,578
                                        =========        =========


RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
(in thousands)

                                                                             FOR THE YEARS
                                                                           ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                       2002                2001
                                                                     ---------           ---------
Funds from operations                                               $ 251,646           $ 206,389
Adjustments:
   Depreciation and amortization of non-real estate assets              7,709               2,934
   Amortization of capitalized residential development costs          160,057                  --
   Expenditures for capitalized residential development costs        (119,630)                 --
   Impairment and other charges related to real estate assets              --              96,409
   Amortization of deferred financing costs                            10,178               9,327
   Gain on undeveloped land                                           (21,590)               (157)
   Increase in receivables from COPI                                       --             (20,458)
   Distributions from joint venture preferred equity partner            5,724              19,015
   Minority interest in joint ventures profit and depreciation
    and amortization                                                    6,533               1,406
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                            (24,678)            (42,807)
   Change in deferred rent receivable                                   4,385               3,744
   Change in current assets and liabilities                           (50,582)            (68,953)
   Distributions received in excess of earnings from
    unconsolidated companies                                           16,612              13,874
   Equity in loss (earnings) net in excess of
    distributions received from unconsolidated companies               (3,962)               (476)
   Series A Preferred Unit distributions                               16,702              13,501
   Series B Preferred Unit distributions                                5,047                  --
   Non cash compensation                                                1,956                 149
                                                                    ---------           ---------
Net cash provided by operating activities                           $ 266,107           $ 233,897
                                                                    =========           =========

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Operating Partnership's use of financial instruments, such as debt instruments, subject the Operating Partnership to market risk which may affect the Operating Partnership's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Operating Partnership manages its market risk by attempting to match anticipated inflow of cash from its operating, investing and financing activities with anticipated outflow of cash to fund debt payments, distributions to unitholders, investments, capital expenditures and other cash requirements. The Operating Partnership also enters into derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt.

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Operating Partnership's variable rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

         The Operating Partnership's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable rate debt. The Operating Partnership had total outstanding debt of approximately $2.4 billion at December 31, 2002, of which approximately $228.9 million, or approximately 10%, was unhedged variable rate debt. The weighted average interest rate on such variable rate debt was 4.2% as of December 31, 2002. A 10% (42.0 basis point) increase in the weighted average interest rate on such variable rate debt would result in an annual decrease in net income and cash flows of approximately $1.0 million based on the unhedged variable rate debt outstanding as of December 31, 2002, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (42.0 basis point) decrease in the weighted average interest rate on such unhedged variable rate debt would result in an annual increase in net income and cash flows of approximately $1.0 million based on the unhedged variable rate debt outstanding as of December 31, 2002, as a result of the decreased interest expense associated with the change in rate.

CASH FLOW HEDGES

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. A description of these derivative financial instruments is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Equity and Debt Financing - Derivative Instruments and Hedging Activities."

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                        CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                             PAGE
                                                                                             ----

Report of Independent Auditors.................................................................82

Consolidated Balance Sheets at December 31, 2002 and 2001......................................83

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.....84

Consolidated Statements of Partners' Capital for the years ended December 31,
2002, 2001 and 2000............................................................................85

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.....86

Notes to Consolidated Financial Statements.....................................................89

The following Combining Financial Statements are provided in response to Rule
3-09 of Regulation S-X:

The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties
Company, L.P., and The Woodlands Operating Company, L.P.

     Report of Independent Auditors...........................................................152

     Combining Balance Sheets at December 31, 2002............................................153

     Combining Statement of Earnings and Comprehensive Income for the year ended December 31, 2002..................................................................154

     Combining Statement of Changes in Partners' Equity (Deficit) for the year ended
     December 31, 2002........................................................................155

     Combining Statement of Cash Flows for the year ended December 31, 2002...................156

     Notes to Combined Financial Statements...................................................158

The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties
Company, L.P., and The Woodlands Operating Company, L.P. .....................................179

     Unaudited Combining Balance Sheets at December 31, 2001 and 2000.........................180

     Unaudited Combining Statements of Earnings and Comprehensive Income for the years ended December 31, 2001 and 2000.........................................................181

     Unaudited Combining Statements of Changes in Partners' Equity (Deficit) for the year ended December 31, 2001 and 2000.........................................................182

     Unaudited Combining Statements of Cash Flows for the years ended December 31, 2001 and 2000.................................................................................183

     Notes to Combined Financial Statements (unaudited).......................................184

                         REPORT OF INDEPENDENT AUDITORS


To the Sole Director of Crescent Real Estate Equities Ltd.:


We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Limited Partnership and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Limited Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Real Estate Equities Limited Partnership and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Crescent Real Estate Equities Limited Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets," as of January 1, 2002. As a result, the accompanying consolidated financial statements for 2001 and 2000, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                   ERNST & YOUNG LLP
Dallas, Texas


February 22, 2003, except for paragraph two of Note 26, as to which the date is March 10, 2003

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                       DECEMBER 31,   DECEMBER 31,
                                                                                          2002           2001
                                                                                       ------------   ------------
ASSETS:
Investments in real estate:
   Land                                                                                $   308,424    $   244,428
   Land held for investment or development                                                 447,778        108,274
   Building and improvements                                                             2,948,568      2,893,838
   Furniture, fixtures and equipment                                                       115,198         72,246
   Properties held for disposition, net                                                     18,424         90,972
   Less - accumulated depreciation                                                        (739,556)      (629,835)
                                                                                       -----------    -----------
               Net investment in real estate                                           $ 3,098,836    $ 2,779,923


   Cash and cash equivalents                                                           $    75,418    $    31,644
   Restricted cash and cash equivalents                                                    105,786        115,531
   Accounts receivable, net                                                                 41,999         28,610
   Deferred rent receivable                                                                 60,973         66,362
   Investments in real estate mortgages and equity of
      unconsolidated companies                                                             562,643        838,317
   Notes receivable, net                                                                   115,494        416,789
   Income tax asset-current and deferred                                                    39,709             --
   Other assets, net                                                                       184,251        145,650
                                                                                       -----------    -----------
               Total assets                                                            $ 4,285,109    $ 4,422,826
                                                                                       ===========    ===========

LIABILITIES:
   Borrowings under Credit Facility                                                    $   164,000    $   283,000
   Notes payable                                                                         2,218,910      1,931,094
   Accounts payable, accrued expenses and other liabilities                                373,020        217,405
                                                                                       -----------    -----------
   Total liabilities                                                                   $ 2,755,930    $ 2,431,499
                                                                                       -----------    -----------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                                    $    43,972    $   232,137

PARTNERS' CAPITAL:
   Series A Convertible Cumulative Preferred Units, liquidation preference
       $25.00 per unit, 10,800,000, and 8,000,000 units issued and outstanding at December 31, 2002 and December 31, 2001,
       respectively                                                                    $   248,160    $   200,000
  Series B Cumulative Preferred Units,
      liquidation preference of $25.00 per share,
      3,400,000 shares issued and outstanding at December 31, 2002                          81,923             --
  Units of Partnership Interests, 58,484,396 and 66,148,630 issued and outstanding at December 31, 2002 and December 31, 2001, respectively
     General partner -- outstanding 584,844 and 661,486                                     12,097         16,179
     Limited partners' -- outstanding 57,899,552 and 65,487,144                          1,170,279      1,574,495
     Accumulated other comprehensive income                                                (27,252)       (31,484)
              Total partners' capital                                                  $ 1,485,207    $ 1,759,190
                                                                                       -----------    -----------

             Total liabilities and partners' capital                                   $ 4,285,109    $ 4,422,826
                                                                                       ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)



                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------------
REVENUE:                                                                            2002          2001            2000
                                                                                -----------    -----------    -----------
    Office property                                                             $   568,491    $   599,133    $   591,684
    Resort/Hotel property                                                           203,128         45,748         72,114
    Residential Development property                                                231,726             --             --
    Interest and other income                                                        26,526         66,907         61,543
                                                                                -----------    -----------    -----------
        Total revenue                                                           $ 1,029,871    $   711,788    $   725,341
                                                                                -----------    -----------    -----------

EXPENSE:
    Office property real estate taxes                                           $    75,593    $    82,399    $    81,808
    Office property operating expenses                                              171,430        174,577        161,614
    Resort/Hotel property expense                                                   157,987             --             --
    Residential Development property expense                                        211,760             --             --
    Corporate general and administrative                                             27,762         24,249         24,073
    Interest expense                                                                179,212        182,410        203,197
    Amortization of deferred financing costs                                         10,178          9,327          9,497
    Depreciation and amortization                                                   143,291        122,686        120,642
    Impairment and other charges related to real estate assets                       12,216         25,332         17,874
    Impairment and other charges related to COPI                                         --         92,782             --
    Other expenses                                                                   11,389             --             --
                                                                                -----------    -----------    -----------
       Total expense                                                            $ 1,000,818    $   713,762    $   618,705
                                                                                -----------    -----------    -----------

       Operating income                                                         $    29,053    $    (1,974)   $   106,636
                                                                                -----------    -----------    -----------
OTHER INCOME AND EXPENSE:
    Equity in net income (loss) of unconsolidated companies:
        Office properties                                                       $    23,431    $     6,124    $     3,164
        Resort/Hotel Properties                                                        (115)            --             --
        Residential development properties                                           39,778         41,014         53,470
        Temperature-controlled logistics properties                                  (2,933)         1,136          7,432
        Other                                                                        (6,609)         2,957         11,645
                                                                                -----------    -----------    -----------
Total equity in net income of unconsolidated companies                          $    53,552    $    51,231    $    75,711
                                                                                -----------    -----------    -----------
Gain on property sales, net                                                          38,954          4,425        137,457
                                                                                -----------    -----------    -----------
        Total other income and expense                                          $    92,506    $    55,656    $   213,168
                                                                                -----------    -----------    -----------
INCOME BEFORE MINORITY INTERESTS, INCOME TAXES, DISCONTINUED                    $   121,559    $    53,682    $   319,804
   OPERATIONS, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE
        Minority interests                                                          (12,690)       (20,344)       (19,581)
        Income tax benefit                                                            4,922             --             --
INCOME BEFORE DISCONTINUED OPERATIONS, EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                           $   113,791    $    33,338    $   300,223
        Discontinued operations - income and gain on assets sold and
          held for sale                                                               9,675          2,842          4,239
        Extraordinary item - extinguishment of debt                                      --        (12,174)        (4,378)
        Cumulative effect of a change in accounting principle                       (10,327)            --             --
                                                                                -----------    -----------    -----------
NET INCOME                                                                      $   113,139    $    24,006    $   300,084

Series A Preferred Unit distributions                                               (16,702)       (13,501)       (13,500)
Series B Preferred Unit distributions                                                (5,047)            --             --
Share repurchase agreement return                                                        --             --         (2,906)
                                                                                -----------    -----------    -----------

NET INCOME AVAILABLE TO PARTNERS                                                $    91,390    $    10,505    $   283,678
                                                                                ===========    ===========    ===========
BASIC EARNINGS PER UNIT DATA:
   Net income before discontinued operations, extraordinary item
     and cumulative effect of a change in accounting principle                  $      1.45    $      0.29    $      4.18
   Discontinued operations - income and gain on assets sold and held for sale          0.15           0.04           0.06
   Extraordinary item - extinguishment of debt                                           --          (0.18)         (0.06)
   Cumulative effect of a change in accounting principle                              (0.16)            --             --
                                                                                -----------    -----------    -----------

   Net income - basic                                                           $      1.44    $      0.15    $      4.18
                                                                                ===========    ===========    ===========


DILUTED EARNINGS PER UNIT DATA:
   Net income before discontinued operations, extraordinary item
      and cumulative effect of a change in accounting principle                 $      1.45    $      0.29    $      4.15
   Discontinued operations - income and gain on assets sold and held for sale          0.15           0.04           0.06
   Extraordinary item - extinguishment of debt                                           --          (0.18)         (0.06)
   Cumulative effect of a change in accounting principle                              (0.16)            --             --
                                                                                -----------    -----------    -----------
   Net income - diluted                                                         $      1.44    $      0.15    $      4.15
                                                                                ===========    ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)




                                                                                                   ACCUMULATED
                                                  PREFERRED         GENERAL          LIMITED           OTHER               TOTAL
                                                   PARTNERS'       PARTNERS'        PARTNERS'      COMPREHENSIVE         PARTNERS'
                                                   CAPITAL          CAPITAL          CAPITAL           INCOME            CAPITAL
                                                --------------- ---------------  ---------------  ---------------   ---------------


Partners' capital, December 31, 1999            $       200,000 $        21,097  $     1,923,307  $        12,459   $     2,156,863
Contributions                                                --              26            2,564               --             2,590
Preferred Equity Issuance Cost                               --            (100)          (9,906)              --           (10,006)
Unit Repurchases                                             --              (4)            (351)              --              (355)
Distributions                                                --          (3,999)        (295,890)              --          (299,889)
Net Income available to partners                             --           2,866          283,718               --           286,584
Unrealized Net Loss on
  Available-for-Sale Securities                              --              --               --           (7,584)           (7,584)
Unrealized Net Loss on Cash Flow Hedges                      --              --               --          (11,609)          (11,609)

                                                --------------- ---------------  ---------------  ---------------   ---------------
PARTNERS' CAPITAL, December 31, 2000            $       200,000 $        19,886  $     1,903,442  $        (6,734)  $     2,116,594
                                                =============== ===============  ===============  ===============   ===============

Contributions                                                --            (121)           9,888               --             9,767
Distributions                                                --          (3,691)        (349,235)              --          (352,926)
Net Income                                                   --             105           10,400               --            10,505
Sale of/Unrealized Loss Marketable Securities                --              --               --           (7,522)           (7,522)
Unrealized Net Loss on Cash Flow Hedges                      --              --               --          (17,228)          (17,228)

                                                --------------- ---------------  ---------------  ---------------   ---------------
PARTNERS' CAPITAL, December 31, 2001            $       200,000 $        16,179  $     1,574,495  $       (31,484)  $     1,759,190
                                                =============== ===============  ===============  ===============   ===============

Issuance of Preferred Units A                            48,160              --               --               --            48,160
Issuance of Preferred Units B                            81,923              --               --               --            81,923
Contributions                                                --              24            2,338               --             2,362
Distributions                                                --          (5,020)        (497,030)              --          (502,050)
Net Income available to partners                             --             914           90,476               --            91,390
Unrealized Loss on Marketable Securities                     --              --               --             (833)             (833)
Unrealized Net Gain on Cash Flow Hedges                      --              --               --            5,065             5,065

                                                --------------- ---------------  ---------------  ---------------   ---------------
PARTNERS' CAPITAL, December 31, 2002            $       330,083 $        12,097  $     1,170,279  $       (27,252)  $     1,485,207
                                                =============== ===============  ===============  ===============   ===============


                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                            2002             2001             2000
                                                                           -----------    -----------    -----------
Net income                                                                 $   113,139    $    24,006    $   300,084
Adjustments to reconcile net income to
  net cash provided by operating activities:
        Depreciation and amortization                                          153,469        132,013        130,139
        Residential development cost of sales                                  160,057             --             --
        Residential development capital expenditures                          (119,630)            --             --
        Discontinued operations                                                 (5,616)         3,791          3,498
        Extraordinary item - extinguishment of debt                                 --         12,174          4,378
        Impairment and other charges related to real estate assets              12,216         25,332         17,874
        Impairment and other charges related to COPI                                --         92,782             --
        Increase in COPI hotel accounts receivable                                  --        (20,458)            --
        Gain on property sales, net                                            (38,954)        (4,425)      (137,457)
        Minority interests                                                      12,690         20,344         19,581
        Cumulative effect of a change in accounting principle                   10,327             --             --
        Non-cash compensation                                                    1,956            149            114
        Distributions received in excess of earnings from
          unconsolidated companies:
           Office properties                                                        --             --          1,589
           Resort/Hotel properties                                                 440
           Residential development properties                                      681          3,392             --
           Temperature-controlled logistics                                      7,908         10,392          2,308
           Other                                                                 7,583             90             --
        Equity in (earnings) loss net of distributions received from unconsolidated companies:
           Office properties                                                    (3,962)          (476)            --
           Residential development properties                                       --             --         (6,878)
           Other                                                                    --             --         (3,763)
Change in assets and liabilities, net of effects of COPI transaction:
        Restricted cash and cash equivalents                                    (5,357)       (18,759)       (12,570)
        Accounts receivable                                                      7,192            829         (5,042)
        Deferred rent receivable                                                 4,385          3,744         (8,504)
        Income tax asset-current and deferred                                  (17,925)            --             --
        Other assets                                                             5,771        (27,810)       (21,391)
        Accounts payable, accrued expenses and other liabilities               (40,263)       (23,213)        11,287
                                                                           -----------    -----------    -----------
             Net cash provided by operating activities                     $   266,107    $   233,897    $   295,247
                                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Net cash impact of COPI transaction                                     38,226             --             --
        Proceeds from property sales                                           121,422        200,389        627,775
        Proceeds from joint venture partner                                    164,067        129,651             --
        Proceeds from sale of marketable securities                                 --        107,940             --
        Acquisition of rental properties                                      (120,206)            --        (22,021)
        Development of investment properties                                    (2,477)       (13,449)       (14,355)
        Property improvements - office properties                              (17,241)       (31,226)       (17,605)
        Property improvements - hotel properties                               (16,745)       (20,751)       (34,557)
        Tenant improvement and leasing costs - office properties               (49,175)       (51,810)       (68,461)
        Decrease (Increase) in restricted cash and cash equivalents             19,071         (2,204)         5,941
        Return of investment in unconsolidated companies:
             Office properties                                                   3,709            349         12,359
             Residential development properties                                 12,767         19,251         61,641
             Other                                                                  --         12,359          1,858
        Investment in unconsolidated companies:
             Office                                                               (449)       (16,360)            --
             Hotel/Resort                                                       (7,924)            --             --
             Residential development properties                                (32,966)       (89,000)       (91,377)
             Temperature-controlled logistics                                   (3,280)       (10,784)       (17,100)
             Other                                                              (2,930)        (8,418)        (3,947)
        Increase in notes receivable                                           (19,302)       (10,857)      (293,328)
                                                                           -----------    -----------    -----------
             Net cash provided by investing activities                     $    86,567    $   215,080    $   146,823
                                                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Debt financing costs                                                    (9,178)       (16,061)       (18,628)
        Borrowings under UBS Facility                                               --        105,000      1,017,819
        Payments under UBS Facility                                                 --       (658,452)      (464,367)
        Borrowings under Credit Facility                                       433,000        618,000             --
        Payments under Credit Facility                                        (552,000)      (335,000)      (510,000)
        Notes Payable proceeds                                                 380,000        393,336             --
        Notes Payable payments                                                (185,415)      (180,685)      (370,486)
        Residential development properties note payable borrowings              83,383             --             --
        Residential development properties note payable payments              (118,681)            --             --
        Capital proceeds - joint venture preferred equity partner                   --             --        275,000
        Redemption of GMAC preferred partner                                  (218,423)            --        (56,577)
        Preferred equity issuance costs                                             --             --        (10,006)
        Capital distributions - joint venture preferred equity                  (6,967)       (19,897)       (15,720)
        Capital distributions - joint venture partner                           (3,792)        (5,557)       (10,312)
        Capital contributions to the operating partner                           2,425          9,767          1,492
        Issuance of preferred shares-Series A                                   48,160             --             --
        Issuance of preferred shares-Series B                                   81,923             --             --
        Series A Preferred Unit distributions                                  (16,702)       (13,501)       (13,500)
        Series B Preferred Unit Distributions                                   (5,047)            --             --
        Unit repurchases                                                            --             --           (355)
        Distributions from the Operating Partnership                          (221,586)      (352,926)      (299,889)
                                                                           -----------    -----------    -----------
             Net cash (used in) financing activities                       $  (308,900)   $  (455,976)   $  (475,529)
                                                                           -----------    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                43,774         (6,999)       (33,459)
CASH AND CASH EQUIVALENTS,
        Beginning of period                                                     31,644         38,643         72,102
CASH AND CASH EQUIVALENTS,
                                                                           -----------    -----------    -----------
        End of period                                                      $    75,418         31,644    $    38,643
                                                                           ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF PRESENTATION

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("the General Partner"), which owns an approximately 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 84% limited partner interest in the Operating Partnership, with the remaining approximately 15% limited partner interest held by other limited partners.

         All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of December 31, 2002, the Company's approximately 84% limited partner interest has been treated as equivalent, for purposes of this report, to 49,021,210 units and the remaining approximately 15% limited partner interest has been treated as equivalent, for purposes of this report, to 8,878,342 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 584,844 units.

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

         Crescent Finance Company, a Delaware corporation wholly-owned by the Operating Partnership, was organized in March 2002 for the sole purpose of acting as co-issuer with the Operating Partnership of $375.0 million aggregate principal amount of 9.25% senior notes due 2009. Crescent Finance Company does not conduct operations of its own.

         The following table shows, by consolidated entity, the real estate assets that the Operating Partnership owned or had an interest in as of December 31, 2002.

Operating  Partnership      Wholly-owned assets - The Avallon IV, Chancellor
                            Park, Datran Center (two office properties), Houston
                            Center (three office properties) and The Park Shops at Houston Center (three retail properties). These properties are included in the Operating
                            Partnership's Office Segment.

                            Joint Venture assets, consolidated - 301 Congress Avenue (50% interest) and The Woodlands Office Properties (85.6% interest) (four office properties). These five properties are included in the Operating Partnership's Office Segment. Sonoma Mission Inn (80.1% interest). This property is included in the Operating Partnership's Resort/Hotel Segment.


                            Equity Investments, unconsolidated - Bank One Center (50% interest), Bank One Tower (20% interest), Three Westlake Park (20% interest), Four Westlake Park (20% interest), Miami Center (40% interest), 5 Houston Center (25% interest) and Five Post Oak Park (30% interest). These properties are included in the Operating Partnership's Office Segment. Ritz Carlton Palm Beach (50% interest). This property is included in the Operating Partnership's Hotel/Resort segment. Mira Vista (94% interest), The Highlands (11.6% interest), Falcon Point (94% interest), Falcon Landing (94% interest) and Spring Lakes (94% interest). These properties are included in the Operating Partnership's Residential Development Segment. The temperature-controlled logistics properties (40% interest in 88 properties). These properties are included in the Operating Partnership's Temperature-Controlled Logistics
                            Segment.

Crescent Real Estate        Wholly-owned assets - The Aberdeen, The Avallon I,
Funding I, L.P.             II & III, Carter Burgess Plaza, The Citadel, The
("Funding I")               Crescent Atrium, The Crescent Office Towers, Regency
                            Plaza One, Waterside Commons and 125 E. John
                            Carpenter Freeway. These Properties are included in the Operating Partnership's Office Segment.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Crescent Real Estate        Wholly-owned assets - Albuquerque Plaza, Barton Oaks
Funding II, L.P.            Plaza, Briargate Office and Research Center, Las
("Funding II")              Colinas Plaza, Liberty Plaza I & II, MacArthur
                            Center I & II, Ptarmigan Place, Stanford Corporate
                            Center, Two Renaissance Square and 12404 Park
                            Central. These Properties are included in the Operating Partnership's Office Segment. Also, the
                            Hyatt Regency Albuquerque and the Park Hyatt Beaver
                            Creek Resort & Spa, both of which are included in the Operating Partnership's Resort/Hotel Segment.

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

Crescent Real Estate        Wholly-owned assets - seven behavioral healthcare
Funding VII, L.P.           properties, all of which are classified as
("Funding VII")             Properties Held for Disposition.

Crescent Real Estate        Wholly-owned assets - The Addison, Addison Tower,
Funding VIII, L.P.          Austin Centre, The Avallon V, Frost Bank Plaza,
("Funding VIII")            Greenway I & IA (two office properties), Greenway
                            II, Johns Manville Plaza, Palisades Central I,
                            Palisades Central II, Stemmons Place, Trammell Crow
                            Center(2), 3333 Lee Parkway, 1800 West Loop South,
                            5050 Quorum, 44 Cook Street and 55 Madison. These
                            Properties are included in the Operating
                            Partnership's Office Segment. Also, the Canyon Ranch
                            - Tucson, Omni Austin Hotel, and Ventana Inn & Spa, which are included in the Operating Partnership's
                            Resort/Hotel Segment.

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

Crescent Spectrum           Wholly-owned assets - Spectrum Center, included in
Center, L.P.(3)             the Operating Partnership's Office Segment.

Desert Mountain             Equity Investments, consolidated - Desert Mountain
Development Corporation     Properties, L.P. (93% interest).
("DMDC")

The Woodlands Land          Equity Investments, unconsolidated - Woodlands Land
Company ("TWLC")            Development Company, L.P. (42.5% interest).(4)

Crescent Resort             Equity Investments, consolidated - Bear Paw Lodge
Development Inc. ("CRDI")   (60% interest), Eagle Ranch (60% interest), Main
                            Street Junction (30% interest), Main Street Station
                            (30% interest), Main Street Station Vacation Club
                            (30% interest), Riverbend (60% interest), Three
                            Peaks (Eagle's Nest) (30% interest), Park Place at
                            Riverfront (64% interest), Park Tower at Riverfront
                            (64% interest), Promenade Lofts at Riverfront (64% interest), Creekside at Riverfront (64% interest), Cresta (60% interest), Snow Cloud (64% interest),
                            One Vendue Range (62% interest), Tahoe Mountain
                            Resorts (57% - 71.2% interest). These properties are included in the Operating Partnership's Residential
                            Development Segment.

Crescent TRS Holdings       Equity Investments, unconsolidated - two quarries
Corp.                       (56% interest). These properties are included in the
                            Operating Partnership's Temperature-Controlled
                            Logistics Segment.


--------------------------
(1) Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

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

(4) Distributions are made to Partners based on specified payout percentages. During the year ended December 31, 2002, the Operating Partnership's payout percentage and economic interest was 52.5%.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         See Note 9, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies," for a table that lists the Operating Partnership's ownership in significant unconsolidated joint ventures and equity investments as of December 31, 2002.

         See Note 11, "Notes Payable and Borrowings under Credit Facility," for a list of certain other subsidiaries of the Operating Partnership, all of which are consolidated in the Operating Partnership's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

         On February 14, 2002, the Operating Partnership executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and, pursuant to a strict foreclosure, COPI's voting common stock in three of the Operating Partnership's Residential Development Corporations. See Note 23, "COPI," for additional information related to the Operating Partnership's agreement with COPI.

SEGMENTS

         The assets and operations of the Operating Partnership were divided into four investment segments at December 31, 2002, as follows:

         o     Office Segment;

         o     Resort/Hotel Segment;

         o     Residential Development Segment; and

         o     Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned in whole or in part the following real estate assets (the "Properties") as of December 31, 2002:

         o OFFICE SEGMENT consisted of 73 office properties, including three retail properties (collectively referred to as the "Office Properties"), located in 25 metropolitan submarkets in six states, with an aggregate of approximately 29.5 million net rentable square feet. Sixty-one of the Office Properties are wholly-owned and 12 are owned through joint ventures, five of which are consolidated and seven of which are unconsolidated.

         o RESORT/HOTEL SEGMENT consisted of six luxury and destination fitness resorts and spas with a total of 1,306 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties"). Eight of the Resort/Hotel Properties are wholly-owned, one of the luxury and destination fitness resorts and spas is owned through a joint venture that is consolidated, and one of the luxury and destination fitness resorts and spas is owned through a joint venture that is unconsolidated.

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and voting and non-voting common stock representing interests of 94% to 100% in five residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through partnership arrangements, owned in whole or in part 22 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in Vornado Crescent Portland Partnership (the "Temperature-Controlled Logistics Partnership") and a 56% interest in the Vornado Crescent Carthage and KC Quarry L.L.C. The Temperature-Controlled Logistics Partnership owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a Real Estate Investment Trust. As of December 31, 2002, the

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               Temperature-Controlled Logistics Corporation directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space. As of December 31, 2002, the Vornado Crescent Carthage and KC Quarry, L.L.C. owns two quarries and the related land.

         See Note 3, "Segment Reporting," for a table showing total revenues, operating expenses, equity in net income (loss) of unconsolidated companies and funds from operations for each of these investment segments for the years ended December 31, 2002, 2001 and 2000, and identifiable assets for each of these investment segments at December 31, 2002 and 2001.

         For purposes of segment reporting as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," and this Annual Report on Form 10-K, the Resort/Hotel Properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered three separate reportable segments, as described above. However, for purposes of investor communications, the Operating Partnership classifies its luxury and destination fitness resorts and spas and Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to the similar characteristics of targeted customers. This group does not contain the four business-class hotel properties. Instead, for investor communications, the four business-class hotel properties are classified with the Temperature-Controlled Logistics Properties as the Operating Partnership's "Investment Sector."

BASIS OF PRESENTATION

         The accompanying consolidated financial statements of the Operating Partnership include all direct and indirect subsidiary entities. The equity interest in those direct and indirect subsidiaries the Operating Partnership does not own are reflected as minority interests. All significant intercompany balances and transactions have been eliminated.

         Certain amounts in prior period financial statements have been reclassified to conform to current year presentation. See Note 2, "Summary of Significant Accounting Policies - Adoption of New Accounting Standards," for a description of the significant reclassified items.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ADOPTION OF NEW ACCOUNTING STANDARDS

         SFAS NO. 141. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which provides that all business combinations in the scope of the Statement are to be accounted for under the purchase method. SFAS No. 141 requires companies to account for the value of in-place operating leases as favorable or unfavorable relative to market prices and to account for the costs of acquiring such leases separately from the value of the real estate for all acquisitions. These intangibles are to be amortized over the related contractual lease terms as an increase to or reduction of revenues. During 2002, in accordance with the guidance of SFAS No. 141, the Operating Partnership valued in-place leases of the Property at the date of its acquisition of the Property. As a result of the Johns Manville Plaza acquisition on August 20, 2002, the Operating Partnership recorded $7.5 million of the purchase price as Net Intangible Leases. This amount is included in Other Assets in the accompanying Consolidated Balance Sheets. In addition, the Operating Partnership has recognized $0.3 million in related property revenues as amortization of the Net Intangible Leases.

         SFAS NO. 142. In June 2001, the FASB issued SFAS No. 142, which was effective January 1, 2002. SFAS No. 142 specifies that goodwill and certain other types of intangible assets may no longer be amortized, but instead are subject to periodic impairment testing. If an impairment charge is required, the charge is reported as a change in accounting principle and is included in operating results as a "Cumulative Effect of a Change in Accounting Principle." SFAS No. 142 provides for a transitional period of up to 12 months. Any need for

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


impairment must be assessed within the first six months and the amount of impairment must be determined within the next six months. Any additional impairment taken in subsequent interim periods during 2002 related to the initial adoption of this statement will require the first quarter financial statements to be restated. The Operating Partnership tests for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

         Prior to the adoption of SFAS No. 142, the Operating Partnership tested goodwill for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," under which an impairment loss is recognized when expected undiscounted future cash flows from the properties are less than the carrying value of the assets. For the year ended December 31, 2001, the expected future operating cash flows of the Temperature-Controlled Logistics Properties on an undiscounted basis exceeded the carrying amounts of the properties and other long-lived assets, including goodwill. Accordingly, no impairment was recognized under SFAS No. 121.

         Upon the adoption of SFAS No. 142, the Temperature-Controlled Logistics Corporation compared the fair value of Temperature-Controlled Logistics Properties based on discounted cash flows to the carrying value of Temperature-Controlled Logistics Properties and the related goodwill. Based on this test, the fair value did not exceed its carrying value and the second step of the impairment test was performed to measure the impairment loss. The second step compared the implied fair value of goodwill with the carrying amounts of goodwill which exceeded the fair value on January 1, 2002. As a result, the Operating Partnership recognized a goodwill impairment charge of approximately $10.3 million, due to the initial application of this Statement. This charge was reported as a change in accounting principle and is included in the Operating Partnership's Consolidated Statements of Operations as a "Cumulative Effect of a Change in Accounting Principle" for the year ended December 31, 2002.

         The Operating Partnership also determined that a goodwill impairment charge of $1.4 million, net of minority interest and taxes, was required for one of the Residential Development Corporations which was sold in 2002. Accordingly, the $1.4 million impairment charge for the year ended December 31, 2002 is reflected as "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale" in the accompanying Consolidated Statements of Operations.

         SFAS NO. 144. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that the results of operations, including any gains or losses recognized, be disclosed separately in the Operating Partnership's Consolidated Statements of Operations. The SFAS also extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. The Operating Partnership adopted SFAS No. 144 on January 1, 2002. The Operating Partnership's adoption of SFAS No. 144 resulted in the presentation of the net operating results of properties sold or held for sale during the year ended December 31, 2002, as "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale" in the accompanying Consolidated Statements of Operations. As of December 31, 2002, seven behavioral healthcare properties remain classified as "Properties held for disposition, net." See Note 5, "Discontinued Operations." The Operating Partnership has reclassified certain amounts in prior period Consolidated Financial Statements to conform to the new presentation requirements.

         SFAS NO. 145. On April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the reporting of gains and losses from early extinguishment of debt be included in the determination of net income unless criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," which allows for extraordinary item classification, are met. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002. The Operating Partnership plans to implement the Statement for fiscal 2003 and expects no impact beyond the classification of costs related to early extinguishments of debt, which are shown in the Operating Partnership's 2001 Consolidated Statements of Operations as an extraordinary item.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         SFAS NO. 146. In June 2002, the FASB issued Statement No. 146, "Accounting for Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. The Statement specifies that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. It also specifies that a liability is incurred when the definition of a liability in FASB Concepts Statement No. 6 "Elements of Financial Statements" is met. Upon adoption, the Operating Partnership does not anticipate a material impact, if any, of the liability-recognition provision of this statement on the Operating Partnership's liquidity, financial position, or results of operations.

         SFAS NOS. 148 AND 123. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation" effective for fiscal years ending after December 15, 2002, to amend the transition and disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In addition to the prospective transition method of accounting for Stock-Based Employee Compensation using the fair value method provided in SFAS No. 123, SFAS No. 148 permits two additional transition methods, both of which avoid the ramp-up effect arising from prospective application of the fair value method. The Retroactive Restatement Method requires companies to restate all periods presented to reflect the Stock-Based Employee Compensation under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The Modified Prospective Method requires companies to recognize Stock-Based Employee Compensation from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method in SFAS No. 123 had been used to account for employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Also, in the absence of a single accounting method for Stock-Based Employee Compensation, SFAS No. 148 expands disclosure requirements from those existing in SFAS No. 123, and requires disclosure of whether, when, and how an entity adopted the preferable, fair value method of accounting.

         Effective January 1, 2003, the Operating Partnership will adopt the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted. The Operating Partnership will utilize the Black-Scholes option-pricing model and recognize this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Prior to January 1, 2003, the Operating Partnership followed the intrinsic method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no stock or unit based compensation expense was recognized for the years ended December 31, 2002, 2001 or 2000. The 2003 expense will relate only to stock options granted in 2003. Had compensation expense for the Plans been determined based on the fair value at the grant dates for awards under the Plans, consistent with SFAS No. 123, the Operating Partnership's net income and earnings per unit would have been reduced to the following pro forma amounts:


                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------------
(in thousands, except per unit amounts)                   2002                      2001                        2000
                                               -----------------------  -------------------------   --------------------------
                                               AS REPORTED  PRO FORMA   AS REPORTED   PRO FORMA     AS REPORTED    PRO FORMA
                                               -----------  ----------  -----------  ------------   ------------  ------------
Basic EPS:
Net Income (Loss) available to partners        $    91,390  $   87,072  $    10,505  $      5,364   $    283,678  $    278,074
Diluted EPS:
Net Income (Loss) available to partners        $    91,390  $   87,072  $    10,505  $      5,364   $    283,678  $    278,074

Basic Earnings (Loss) per unit                 $      1.44  $     1.37  $      0.15  $       0.08   $       4.18  $       4.10
Diluted Earnings (Loss) per unit               $      1.44  $     1.37  $      0.15  $       0.08   $       4.15  $       4.06

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         FASB INTERPRETATION 45. In November 2002, the FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and liability-recognition requirements for a guarantor of certain types of debt. The new guidance requires a guarantor to recognize a liability at the inception of a guarantee which is covered by the new requirements whether or not payment is probable, creating the new concept of a "stand-ready" obligation. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See
Note 15, "Commitments, Contingencies and Litigation- Guarantees," for disclosure of the Operating Partnership's guarantees as of December 31, 2002. The Operating Partnership is assessing the impact of this Interpretation on its liquidity, financial position, and results of operations, but does not believe the impact will be significant.

         FASB INTERPRETATION 46. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Under FIN 46, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs in the first fiscal year or interim period beginning after June 15, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of another entity such as a VIE. FIN 46 requires a VIE to be consolidated by a company if the company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. These disclosure requirements are as follows: (a) the nature, purpose, size, and activities of the variable interest entity; and, (b) the enterprise's maximum exposure to loss as a result of its involvement with the VIE. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Operating Partnership is assessing the impact, if any, of this Interpretation on its liquidity, financial position, and results of operations, but does not believe the impact will be significant.

SIGNIFICANT ACCOUNTING POLICIES

         NET INVESTMENTS IN REAL ESTATE. Real estate is carried at cost, net of accumulated depreciation. Betterments, major renovations, and certain costs directly related to the acquisition, improvements and leasing of real estate are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and Improvements                     5 to 40 years
Tenant Improvements                            Terms of leases
Furniture, Fixtures and Equipment              3 to 5 years

         An impairment loss is recognized on a Property by Property basis on Properties classified as held for use, when expected undiscounted cash flows are less than the carrying value of the Property. In cases where the Operating Partnership does not expect to recover its carrying costs on a Property, the Operating Partnership reduces its carrying costs to fair value, and for Properties held for disposition, the Operating Partnership reduces its carrying costs to the fair value less estimated costs of sale. Depreciation expense is not recognized on Properties classified as held for disposition.

         CONCENTRATION OF REAL ESTATE INVESTMENTS. The Operating Partnership's Office Properties are located primarily in the Dallas and Houston, Texas, metropolitan areas. As of December 31, 2002, the Operating

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Partnership's Office Properties in Dallas and Houston represented an aggregate of approximately 74% of its office portfolio based on total net rentable square feet. As a result of this geographic concentration, the operations of the Operating Partnership could be adversely affected by a recession or general economic downturn in the areas where these Properties are located.

         CASH AND CASH EQUIVALENTS. The Operating Partnership considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.

         RESTRICTED CASH AND CASH EQUIVALENTS. Restricted cash includes escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, security deposits, ground lease expenditures, capital expenditures and monthly interest carrying costs paid in arrears and capital requirements related to cash flow hedges.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Operating Partnership's accounts receivable balance consists of rents and operating cost recoveries due from customers. The Operating Partnership also maintains an allowance for deferred rent receivables which arise from the straight-lining of rents. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our customers, any delinquency in payment, historical trends and current economic conditions. If our assumptions regarding the collectibility of accounts receivable prove incorrect, the Operating Partnership could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in its earnings.

         INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES. Investments in unconsolidated joint ventures and companies are accounted for under the equity method because the Operating Partnership does not control these entities. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. The Operating Partnership also recognizes an impairment loss on an investment by investment basis when the fair value experiences a non-temporary decline below the carrying value. See Note 9, "Investment in Real Estate Mortgages and Equity of Unconsolidated Companies."

         OTHER ASSETS. Other assets consist principally of leasing costs, deferred financing costs, intangible assets and marketable securities. Leasing costs are amortized on a straight-line basis during the terms of the respective leases, and unamortized leasing costs are written off upon early termination of lease agreements. Deferred financing costs are amortized on a straight-line basis (when it approximates the effective interest method) over the terms of the respective loans. The effective interest method is used to amortize deferred financing costs on loans where the straight-line basis does not approximate the effective interest method, over the terms of the respective loans.

         Intangible assets, which include memberships, trademarks, and net intangible leases are amortized and reviewed annually for impairment. Upon the formation of Desert Mountain Properties, L.P., the partnership allocated a portion of the fair value of its assets of Desert Mountain to the remaining club memberships and recorded the amount as an intangible asset.

         Marketable securities are considered available-for-sale and are marked to market value on a monthly basis. The corresponding unrealized gains and losses are included in accumulated other comprehensive income. When a decline in the fair value of marketable securities is determined to be other than temporary, the cost basis is written down to fair value and the amount of the write-down is included in earnings for the applicable period. A decline in the fair value of a marketable security is deemed non-temporary if its cost basis has exceeded its fair value for a period of six to nine months.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and other liabilities are reasonable estimates of their fair values. The fair value of the Operating Partnership's notes payable is most sensitive to fluctuations in interest rates. Since the Operating Partnership's $0.7 billion in variable rate debt changes with these changes in interest

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


rates, it also approximates the fair market value of the underlying debt. The Operating Partnership reduces the variability in future cash flows by maintaining a sizable portion of its debt with fixed payment characteristics. Although the cash flow to the Operating Partnership does not change, the fair value of the $1.6 billion in fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and maturities, would be approximately $1.8 billion as of December 31, 2002. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2002.

         DERIVATIVE FINANCIAL INSTRUMENTS. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Operating Partnership's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. Derivative financial instruments are used to convert a portion of the Operating Partnership's variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio.

         To accomplish this objective, the Operating Partnership primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount. During 2002, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

         The Operating Partnership measures its derivative instruments and hedging activities at fair value and records them as an asset or liability, depending on the Operating Partnership's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period. The Operating Partnership assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

         As of December 31, 2002, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. The Operating Partnership does not use derivatives for trading or speculative purposes. In connection with the debt refinancing in May 2001, the Operating Partnership entered into a LIBOR interest rate cap, and simultaneously sold a LIBOR interest rate cap with the same terms. These instruments do not qualify as hedges and changes to their respective fair values are charged to earnings monthly.

         At December 31, 2002, derivatives with a negative fair value of $24.2 million were included in "Accounts payable, accrued expenses and other liabilities." The change in net unrealized gains of $5.1 million in 2002 for derivatives designated as cash flow hedges is separately disclosed in the Consolidated Statements of Changes in Shareholders' Equity and comprehensive income.

         Amounts reported in other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Operating Partnership's variable rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $24.4 million of net unrealized gains or losses from other comprehensive income to interest expense during 2002. During 2003, the Operating Partnership estimates that an additional $17.7 million of unrealized losses will be reclassified to interest expense.

         REVENUE RECOGNITION - OFFICE PROPERTIES. The Operating Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership of the Office Properties and accounts for its leases as operating leases. Income on leases, which includes scheduled increases in rental rates during the lease term and/or abated rent payments for various periods following the tenant's lease commencement date, is recognized

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


on a straight-line basis. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received pursuant to the applicable lease provisions. Office Property leases generally provide for the reimbursement of annual increases in operating expenses above base year operating expenses ("excess operating expenses"), payable to the Operating Partnership in equal installments throughout the year based on estimated increases. Any differences between the estimated increase amounts are adjusted at year end based upon actual expenses incurred.

         REVENUE RECOGNITION - RESORT/HOTEL PROPERTIES. On February 14, 2002, the Operating Partnership executed an agreement with Crescent Operating, Inc. 4("COPI"), pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties previously leased to COPI. See Note 23, "COPI." For all of the Resort/Hotel Properties, except the Omni Austin Hotel, the period February 14, 2002 to December 31, 2002, the Operating Partnership recognized revenues for room sales and guest nights and revenues from guest services whenever rooms were occupied and services had been rendered. Lease revenue is recognized for the Omni Austin Hotel.

         Prior to the enactment of the REIT Modernization Act, the Company's status as a REIT for federal income tax purposes prohibited it from operating the Resort/Hotel Properties. During 2001 and 2000, the Operating Partnership leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to subsidiaries of Crescent Operating, Inc. ("COPI") pursuant to eight separate leases. The Omni Austin Hotel had been leased under a separate lease to HCD Austin Corporation. The leases provided for the payment by the lessee of the Resort/Hotel Property of (i) base rent, with periodic rent increases if applicable, (ii) percentage rent based on a percentage of gross receipts or gross room revenues, as applicable, above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount for certain Resort/Hotel Properties. Base rental income under these leases was recognized on a straight-line basis over the terms of the respective leases. Contingent revenue was recognized when the thresholds upon which it is based had been met.

         REVENUE RECOGNITION - RESIDENTIAL DEVELOPMENT PROPERTIES. Revenue from real estate sales is recognized after the closing of the sale transaction has taken place, title has been transferred, sufficient cash is received to demonstrate the buyer's commitment to pay for the property, and collection of the balance of the sales price, if any, is reasonably assured. Substantially all of the real estate sales for 2002 have been cash transactions. The cost of real estate sold is determined using the relative sales value method. If real estate is sold prior to completion of all related infrastructure construction, and such uncompleted costs are not significant in relation to total costs, the full accrual method is utilized. Under this method, 100% of the associated revenue is recognized and a commitment liability is established to reflect the allocated estimated future costs to complete the development of such real estate.

         If completion costs are significant in relation to total costs, the percentage of completion method is utilized to recognize revenue. Under this method, the percentage of revenue applicable to costs incurred to date, compared to total estimated development costs, is recognized in the period of sale. Deferred revenue related to future development activity is included in "Accounts payable, accrued expenses, and other liabilities."

         Club membership initiation fees and membership conversion fees are recorded as deferred revenue when sold and recognized as membership fee revenue on a straight-line basis over the number of months remaining until the turnover date of club assets to the members. These deferred revenues for club membership initiation and membership conversion fees, net of related deferred expenses, are presented in the Operating Partnership's Consolidated Balance Sheets in Accounts Payable, accrued expenses, and other liabilities. Monthly club dues and transfer fees are recorded as Residential Development Property revenue when earned.

         CAPITALIZED INTEREST. The Operating Partnership capitalizes interest as a part of the historical cost of acquiring certain assets that qualify for capitalization under SFAS No. 34, "Capitalization of Interest Cost." The Operating Partnership's assets that qualify for accounting treatment under this pronouncement must require a period of time to prepare for their intended use, such as the Operating Partnership's land development project assets that are intended for sale or lease and constructed as discrete projects. In accordance with the authoritative guidance, the interest cost capitalized by the Operating Partnership is the interest cost recognized on borrowings

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and other obligations. The amount capitalized is an allocation of the interest cost incurred during the period required to complete the asset. The interest rate for capitalization purposes is based on the rates on the Operating Partnership's outstanding borrowings.

         INCOME TAXES. No provision has been made for federal or state income taxes, except for the taxable REIT subsidiaries of the Company, because each partner's proportionate share of income or loss from the Operating Partnership will be passed through on such partner's tax return.

         The Operating Partnership has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries ("TRS") of the Company. In general, a TRS of the Company may perform additional services for tenants of the Operating Partnership and generally may engage in any real estate or non-real estate business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax, state and local taxes.

         USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         EARNINGS PER SHARE. SFAS No. 128, "Earnings Per Share", ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share.

         Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. The Operating Partnership presents both basic and diluted earnings per share.

         The following table presents a reconciliation for the years ended December 31, 2002, 2001 and 2000 of basic and diluted earnings per share from "Income before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle" to "Net income (loss) available to partners." The table also includes weighted average shares on a basic and diluted basis.

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------
                                                        2002                              2001
                                            ------------------------------    -----------------------------
                                                          Wtd.      Per                 Wtd.      Per
                                              Income      Avg.      Unit      Income    Avg.      Unit
(in thousands, except per unit amounts)       (Loss)     Units     Amount     (Loss)    Units     Amount
-----------------------------------------   ----------- --------- --------   -------- --------- ---------
BASIC EPS --
Net Income before discontinued
  operations, extraordinary item and
  cumulative effect of a change in
  accounting principle                       $113,791     63,578             $ 33,338    67,815
Series A Preferred Unit distributions         (16,702)                        (13,501)
Series B Preferred Unit distributions          (5,047)                              --
Share repurchase agreement return                   --                              --
Net income  available to partners
 before discontinued operations,
 extraordinary item and cumulative
 effect of a change in accounting
 principle                                    $ 92,042    63,578   $ 1.45     $ 19,837    67,815     $0.29
Discontinued operations                          9,675               0.15        2,842                0.04
Extraordinary item - extinguishment
 of debt                                            --                 --      (12,174)              (0.18)
Cumulative effect of a change in
  accounting principle                        (10,327)             (0.16)           --                  --
                                            ----------- --------- --------    --------- --------- ---------
Net income available to partners              $ 91,390    63,578   $ 1.44     $ 10,505    67,815     $0.15
                                            =========== ========= ========    ========= ========= =========






                                           ----------------------------
                                                      2000
                                           ----------------------------
                                                       Wtd.     Per
                                            Income     Avg.     Unit
(in thousands, except per unit amounts)     (Loss)     Units   Amount
-----------------------------------------  ---------- -------- --------
BASIC EPS --
Net Income before discontinued
  operations, extraordinary item and
  cumulative effect of a change in
  accounting principle                    $ 300,223   67,860
Series A Preferred Unit distributions       (13,500)
Series B Preferred Unit distributions             --
Share repurchase agreement return            (2,906)
Net income  available to partners
 before discontinued operations,
 extraordinary item and cumulative
 effect of a change in accounting
 principle                                 $ 283,817   67,860     4.18
Discontinued operations                        4,239              0.06
Extraordinary item - extinguishment
 of debt                                      (4,378)            (0.06)
Cumulative effect of a change in
  accounting principle                            --                --
                                           ---------- -------- --------
Net income available to partners           $ 283,678   67,860    $4.18
                                           ========== ======== ========



                                            ---------------------------------------------------------------
                                                          Wtd.      Per                  Wtd.       Per
                                              Income      Avg.     Unit        Income     Avg.      Unit
(in thousands, except per unit amounts)       (Loss)     Units     Amount       (Loss)    Units     Amount
-----------------------------------------   ----------- --------- --------    --------- --------- ---------

DILUTED EPS --
Net Income before discontinued
  operations, extraordinary item and
  cumulative effect of a change in
  accounting principle                       $113,791     63.578             $ 33,338     67,815
Series A Preferred Unit distributions         (16,702)                        (13,501)
Series B Preferred Unit distributions          (5,047)                              --
Share Repurchase Agreement Return                   --                              --
Effect of dilutive securities
  Additional
   Obligation relating to:
   Unit options                                     --       101                    --       763
Net income available to partners
  before discontinued operations,
  extraordinary item and cumulative
  effect of a change in accounting
  principle                                   $ 92,042    63,679   $ 1.45    $  19,837    68,578     $0.29
Discontinued operations                          9,675               0.15        2,842                0.04
Extraordinary item - extinguishment
 of debt                                            --                 --      (12,174)              (0.18)
Cumulative effect of a change in
  accounting principle                        (10,327)             (0.16)           --                  --
                                            ----------- --------- --------    --------- --------- ---------
Net income  available to partners             $ 91,390    63,679   $ 1.44    $ 10,505    68,578     $0.15
                                            =========== ========= ========   =========  ========= =========

                                            ------------------------------
                                                          Wtd.     Per
                                               Income     Avg.     Unit
(in thousands, except per unit amounts)        (Loss)     Units   Amount
-----------------------------------------     ---------- -------- --------
DILUTED EPS --
Net Income  before discontinued
  operations, extraordinary item and
  cumulative effect of a change in
  accounting principle                        $ 300,223   67,860
Series A Preferred Unit distributions          (13,500)
Series B Preferred Unit distributions                --
Share Repurchase Agreement Return               (2,906)
Effect of dilutive securities
  Additional
   Obligation relating to:
   Unit options                                      --      598
Net income available to partners
  before discontinued operations,
  extraordinary item and cumulative
  effect of a change in accounting
  principle                                   $ 283,817   68,458   $ 4.15
Discontinued operations                           4,239              0.06
Extraordinary item - extinguishment
 of debt                                         (4,378)            (0.06)
Cumulative effect of a change in
  accounting principle                               --                --
                                              ---------- -------- --------
Net income  available to partners             $ 283,678   68,458   $ 4.15
                                              ========== ======== ========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         This table presents supplemental cash flows disclosures for the years ended December 31, 2002, 2001 and 2000.

         SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                       --------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                           2002             2001              2000
                                                                       --------------    --------------    --------------
(in thousands)
Interest paid on debt                                                  $      146,150    $      173,264    $      201,106
Interest capitalized - Office                                                     317               813               860
Interest capitalized - Resort/Hotel                                                --               507               512
Interest capitalized - Residential Development                                 16,667                --                --
Additional interest paid in conjunction with cash flow hedges                  24,125            11,036             1,042
                                                                       --------------    --------------    --------------
Total interest paid                                                    $      187,259    $      185,620    $      203,520
                                                                       ==============    ==============    ==============

Cash paid for income taxes                                             $       10,200    $           --    $           --
                                                                       ==============    ==============    ==============

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING
ACTIVITIES:
Issuance of Operating Partnership units in conjunction with
   settlement of an obligation                                         $           --    $           --    $        2,125
Sale of marketable securities                                                      --            (8,118)               --
Unrealized gain (loss) on available-for-sale securities                          (833)              596            (7,584)
Share Repurchase Agreement Return                                                  --                --             2,906
Impairment related to an investment in an unconsolidated company               (5,302)               --                --
Impairment and other charges related to real estate assets                     12,216            25,332            17,874
Adjustment of cash flow hedge to fair value                                     5,065           (17,228)          (11,609)
Equity investment in a tenant in exchange for office
 space/other investment ventures                                                   --                --             4,485
Acquisition of ownership of certain assets previously owned by
 Broadband Office, Inc.                                                            --             7,200                --
Impairment and other charges related to COPI                                       --            92,782                --
Additional compensation expense related to employee notes
 receivable                                                                     1,781               750                --
Contribution of Treasury Shares to Scholarship Fund                               174                --                --
Note repayment from SH IX                                                     281,107                --                --

SUPPLEMENTAL SCHEDULE OF TRANSFER OF ASSETS AND ASSUMPTIONS OF
LIABILITIES PURSUANT TO THE FEBRUARY 14, 2002 AGREEMENT WITH COPI:

Net investment in real estate                                          $     (570,175)
Restricted cash and cash equivalents                                           (3,968)
Accounts receivable, net                                                      (23,338)
Investments in real estate mortgages and equity of
 unconsolidated companies                                                     309,103
Notes receivable, net                                                          29,816
Income tax asset - current and deferred, net                                  (21,784)
Other assets, net                                                             (63,263)
Notes payable                                                                 129,157
Accounts payable, accrued expenses and other liabilities                      201,159
Minority interest - consolidated real estate partnerships                      51,519
                                                                       --------------    --------------    --------------
Increase in cash resulting from COPI agreement                         $       38,226               N/A               N/A
                                                                       ==============    ==============    ==============

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SEGMENT REPORTING

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

         The Operating Partnership uses FFO as the measure of segment profit or loss. FFO, as used in this document, is based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") effective January 1, 2000, and means:

         o        Net Income (Loss) - determined in conformity with GAAP;

         o excluding gains (losses) from sales of depreciable operating property;

         o        excluding extraordinary items (as defined by GAAP);

         o        including depreciation and amortization of real estate assets;
                  and

         o after adjusting for unconsolidated partnerships and joint ventures.

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

         The Operating Partnership's measure of FFO may not be comparable to similarly titled measures of operating partnerships of REITs (other than the Company) if those REITs apply the definition of FFO in a different manner than the Company.

         Selected financial information related to each segment for the years ended December 31, 2002, 2001 and 2000, and identifiable assets for each of the segments at December 31, 2002 and 2001, are presented below:


 SELECTED FINANCIAL INFORMATION:
                                                                                  TEMPERATURE-
                                                                 RESIDENTIAL      CONTROLLED
                                  OFFICE        RESORT/HOTEL     DEVELOPMENT       LOGISTICS        CORPORATE
 2002        (in thousands)       SEGMENT         SEGMENT          SEGMENT          SEGMENT        AND OTHER(1)        TOTAL
---------------------------   --------------   --------------   --------------   --------------   --------------   --------------
Property revenues             $      568,491   $      203,128   $      231,726               --   $           --   $    1,003,345
Other income                              --               --               --               --           26,526   $       26,526
                              --------------   --------------   --------------   --------------   --------------   --------------
     Total revenue            $      568,491   $      203,128          231,726               --   $       26,526   $    1,029,871
                              ==============   ==============   ==============   ==============   ==============   ==============
Property operating expenses   $      247,023   $      157,987   $      211,760               --   $           --   $      616,770
Other operating expenses                  --               --               --               --          384,048   $      384,048
                              --------------   --------------   --------------   --------------   --------------   --------------
     Total expenses           $      247,023   $      157,987   $      211,760               --   $      384,048   $    1,000,818
                              ==============   ==============   ==============   ==============   ==============   ==============
Equity in net income (loss)
of unconsolidated companies   $       23,431   $         (115)  $       39,778           (2,933)  $       (6,609)  $       53,552
                              --------------   --------------   --------------   --------------   --------------   --------------
Funds from operations         $      334,884   $       56,693   $       51,004           21,000   $     (211,935)  $      251,646(4)
                              ==============   ==============   ==============   ==============   ==============   ==============

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                     TEMPERATURE-
                                                                      RESIDENTIAL     CONTROLLED    CORPORATE
                                        OFFICE         RESORT/HOTEL   DEVELOPMENT     LOGISTICS        AND
2001        (in thousands)              SEGMENT          SEGMENT        SEGMENT        SEGMENT       OTHER (1)         TOTAL
---------------------------          ------------      ------------   ------------   ------------   ------------    ------------
Property revenues                    $    599,133(2)   $     45,748             --             --             --    $    644,881
Other income                                   --                --             --             --         66,907          66,907
                                     ------------      ------------   ------------   ------------   ------------    ------------
     Total revenues                  $    599,133      $     45,748             --             --   $     66,907    $    711,788
                                     ============      ============   ============   ============   ============    ============
Property operating expenses          $    256,976                --             --             --             --    $    256,976
Other operating expenses                       --                --             --             --        456,786         456,786
                                     ------------      ------------   ------------   ------------   ------------    ------------
     Total expenses                  $    256,976                --             --             --   $    456,786    $    713,762
                                     ============      ============   ============   ============   ============    ============
Equity in net income of
  unconsolidated companies           $      6,124                --         41,014   $      1,136   $      2,957    $     51,231
                                     ------------      ------------   ------------   ------------   ------------    ------------
Funds from operations                $    360,904      $     45,282         54,051   $     23,806   $   (277,654)        206,389
                                     ============      ============   ============   ============   ============    ============


                                                                                TEMPERATURE-
                                                                 RESIDENTIAL     CONTROLLED      CORPORATE
                                  OFFICE          RESORT/HOTEL   DEVELOPMENT     LOGISTICS          AND
2000       (in thousands)         SEGMENT           SEGMENT        SEGMENT        SEGMENT        OTHER (1)         TOTAL
-----------------------------   ------------      ------------   ------------   ------------   ------------    ------------
Property revenues               $    591,684(2)   $     72,114             --             --             --    $    663,798
Other income                              --                --             --             --         61,543          61,543
                                ------------      ------------   ------------   ------------   ------------    ------------
  Total revenues                $    591,684      $     72,114             --             --   $     61,543    $    725,341
                                ============      ============   ============   ============   ============    ============
Property operating expenses     $    243,422                --             --             --   $         --    $    243,422
Other operating expenses                  --                --             --             --        375,283         375,283
                                ------------      ------------   ------------   ------------   ------------    ------------
  Total expenses                $    243,422                --             --             --   $    375,283    $    618,705
                                ============      ============   ============   ============   ============    ============
Equity in net income (loss) of
  unconsolidated companies      $      3,164      $         --   $     53,470   $      7,432   $     11,645    $     75,711
                                ------------      ------------   ------------   ------------   ------------    ------------
Funds from operations           $    361,574      $     71,446   $     78,600   $     33,563   $   (196,994)        348,189(4)
                                ============      ============   ============   ============   ============    ============

                                                                                        TEMPERATURE-
                                                                          RESIDENTIAL   CONTROLLED      CORPORATE
                                              OFFICE       RESORT/HOTEL   DEVELOPMENT    LOGISTICS         AND
                                              SEGMENT       SEGMENT       SEGMENT(3)      SEGMENT       OTHER (1)        TOTAL
                                           ------------   ------------   ------------   ------------   ------------   ------------
IDENTIFIABLE NET ASSETS: (in millions)
Balance at December 31, 2002               $      2,590   $        504   $        746   $        290   $        155   $      4,285
Balance at December 31, 2001               $      2,728   $        443   $        372   $        308   $        572   $      4,423

---------------------

         (1) For purposes of this Note, Corporate and Other include interest and other income, corporate general and administrative, interest expense, depreciation and amortization, amortization of deferred financing costs, preferred return paid to GMAC Commercial Mortgage Corporation ("GMACCM"), preferred dividends, other unconsolidated companies, impairment and other charges and other expenses.

         (2) Includes approximately $5.0 million of net insurance proceeds received in September 2002 as a result of an insurance claim on one of the Operating Partnership's Office Properties that had been damaged as a result of a tornado, and includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $16.6 million, $8.0 million and $12.0 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

         (3) On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, pursuant to a strict foreclosure, COPI's interests in the voting stock in three of the Operating Partnership's Residential Development Corporations, DMDC, TWLC and CRDI. As a result, the Operating Partnership fully consolidated the operations and assets of these entities beginning on that date.

         (4) The following table reconciles Funds from Operations to Net Income (Loss).

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     RECONCILIATION OF FUNDS FROM OPERATIONS


                                                     FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------------------
  (In thousands)                                 2002             2001          2000
                                               ------------    ------------    ------------
Consolidated funds from operations             $    251,646    $    206,389    $    348,189
Adjustments to reconcile Funds from
Operations to Net Income (Loss):
  Depreciation and amortization of real
    estate assets                                  (136,459)       (122,033)       (119,999)
  Gain on property sales, net                        26,654           2,835         136,880
  Impairment and other adjustments
    related to real estate assets                   (15,446)        (21,705)        (17,874)
  Extraordinary Item - extinguishment of
    debt                                                 --         (12,174)         (4,378)
  Cumulative effect of a change in
    accounting principle                            (10,327)             --              --
  Adjustment for investments in real
    estate mortgages and equity of
    unconsolidated companies:
        Office Properties                            10,192          (6,955)         (4,973)
        Resort/Hotel Properties                        (195)             --              --
        Residential Development Properties           (4,529)        (13,037)        (25,130)
        Temperature-Controlled Logistics
          Properties                                (23,933)        (22,671)        (26,131)
        Other                                        (6,213)           (144)             --
  Series A Preferred share distribution              16,702          13,501          13,500
  Series B Preferred share distribution               5,047              --              --
                                               ------------    ------------    ------------
Net Income                                     $    113,139    $     24,006    $     300.84
                                               ------------    ------------    ------------


4. ACQUISITIONS

OFFICE SEGMENT

         On August 29, 2002, the Operating Partnership acquired Johns Manville Plaza, a 29-story, 675,000 square foot Class A office building located in Denver, Colorado. The Operating Partnership acquired the Office Property for approximately $91.2 million, funded by a draw on the Operating Partnership's credit facility. The Office Property is wholly-owned and included in the Operating Partnership's Office Segment.

         On November 26, 2002, the Operating Partnership purchased Duddlesten Ventures-I, Ltd.'s 20% interest in the Crescent Duddlesten Hotel Partnership for $11.1 million, funded by a draw on the Operating Partnership's credit facility, and increasing the Operating Partnership's ownership percentage from 80% to 100%. This partnership owned 3.79 acres of undeveloped land in downtown Houston, and therefore the Operating Partnership recorded the $11.1 million as an increase to land. See Note 6, "Other Dispositions," for information regarding the December 31, 2002 sale of approximately 2.32 acres of this undeveloped land near the Houston Convention Center. The remaining 1.47 acres in downtown Houston are wholly-owned and included in the Operating Partnership's Office Segment.

5. DISCONTINUED OPERATIONS

         In August 2001, the FASB issued SFAS No. 144 which requires that the results of operations of assets sold or held for sale, including any gains or losses recognized, be disclosed separately in the Operating Partnership's Consolidated Statements of Operations. The Operating Partnership adopted SFAS No. 144 on January 1, 2002. During 2002, the Operating Partnership sold seven Office Properties, two CRDI transportation companies and three behavioral healthcare properties. Seven remaining behavioral healthcare properties are classified as held for sale at December 31, 2002. In accordance with SFAS No. 144, the results of operations of these assets and any gain or loss on sale have been presented as "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale" in the accompanying Consolidated Statements of Operations. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASSETS SOLD

OFFICE SEGMENT

         On January 18, 2002, the Operating Partnership completed the sale of the Cedar Springs Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $12.0 million and a net gain of approximately $4.5 million. The proceeds from the sale of the Cedar Springs Plaza Office Property were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned.

         On May 29, 2002, the Woodlands Office Equities - '95 Limited ("WOE"), owned 75% by the Operating Partnership and 25% by the Woodlands Commercial Properties Company, L.P. (the "Woodlands CPC"), sold two Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $3.6 million, of which the Operating Partnership's portion was approximately $3.2 million, and generated a net gain of approximately $2.1 million, of which the Operating Partnership's portion was approximately $1.9 million. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. These two properties were consolidated joint venture properties.

         On August 1, 2002, the Operating Partnership completed the sale of the 6225 North 24th Street Office Property in Phoenix, Arizona. The sale generated net proceeds of approximately $8.8 million and a net gain of approximately $1.3 million. The proceeds from the sale were used to redeem preferred Class A Units in Funding IX from GMACCM. This property was wholly-owned.

         On September 20, 2002, the Operating Partnership completed the sale of the Reverchon Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $29.2 million and a net gain of approximately $0.5 million. The proceeds from the sale of the Reverchon Plaza Office Property were used to pay down the Operating Partnership's credit facility. This property was wholly-owned.

         On December 31, 2002, WOE completed the sale of two Office Properties located within The Woodlands, Texas. WOE received net proceeds of approximately $5.5 million and a $13.9 million short-term note receivable. The Operating Partnership's share of the net proceeds and note receivable was $4.8 million and $10.6 million, respectively. The interest rate on the note was 7.5% and all principal and accrued interest was paid on February 19, 2003. WOE recorded a net gain of approximately $4.1 million, of which the Operating Partnership's share was approximately $3.6 million. The net proceeds were used primarily to pay down the Operating Partnership's credit facility. These two properties were consolidated joint venture properties.

RESIDENTIAL DEVELOPMENT SEGMENT

         On December 31, 2002, CRDI, a consolidated subsidiary of the Operating Partnership, completed the sale of its 50% interest in two Colorado transportation companies, East West Resort Transportation I ("EWRT I") and East West Resort Transportation II ("EWRT II"), to an affiliate of CRDI business partners for $7.0 million, consisting of $1.4 million in cash and a $5.6 million note receivable. The note bears interest at 7.0%, with interest only payable semi-annually on April 30 and October 31 each year through April 30, 2005. Thereafter, interest and principal are amortized over five years and will be payable quarterly beginning August 1, 2005, with a balloon payment of the outstanding balance due on May 1, 2008. The Operating Partnership recognized a $1.4 million gain, after tax, related to the sale of these companies.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following tables indicate the rental revenue, operating expenses, depreciation and amortization and net income for the years ended December 31, 2002, 2001 and 2000 and gain recognized on the sale for the Office Properties sold during the year ended December 31, 2002, and the revenue, operating expenses and net income and gain recognized on the sale of EWRT I and EWRT II during the year ended December 31, 2002:


                                                               DEPRECIATION                     GAIN (LOSS)
OFFICE                                          OPERATING         AND               NET         TO OPERATING
PROPERTIES                         REVENUE       EXPENSES      AMORTIZATION        INCOME       PARTNERSHIP     IMPAIRMENT
------------                    ------------   ------------    ------------      ------------   ------------   -------------
(in thousands)
    2002                        $      7,497   $      4,581    $      2,254      $       662(1) $     11,902   $         --
    2001                              13,538          7,225           3,471            2,842              --             --
    2000                              14,356          6,920           3,197            4,239              --             --


                                                   DEPRECIATION                    GAIN (LOSS)
EWRT I            RENTAL           OPERATING          AND               NET        TO OPERATING
EWRT II (2)       REVENUE          EXPENSES       AMORTIZATION        INCOME        PARTNERSHIP      IMPAIRMENT
------------   --------------   --------------   --------------   --------------   --------------   --------------
(in thousands)
        2002   $       15,418   $       15,000   $           --   $          418   $        1,370   $        1,448
        2001               --               --               --               --               --               --
        2000               --               --               --               --               --               --

---------------------------

         (1) Net income for 2002 only includes the period for which the disposition Properties were held during the year.

         (2) These companies were consolidated subsidiaries of CRDI, which was an unconsolidated subsidiary of the Operating Partnership during 2001 and 2000; therefore, these companies are not reflected in discontinued operations for these periods.

ASSETS HELD FOR SALE

         As of December 31, 2002, the Operating Partnership owned seven behavioral healthcare properties, all of which were classified in the Operating Partnership's Consolidated Balance Sheets as "Properties Held for Disposition, net." During the year ended December 31, 2002, the Operating Partnership recognized an impairment charge of approximately $3.2 million on two of the behavioral healthcare properties held for sale. This charge was recognized in the Operating Partnership's Consolidated Statements of Operations as "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale." The charge represents the difference between the carrying value of the properties and the estimated sales price less costs of sale. After recognition of this impairment, the carrying value of the behavioral healthcare properties at December 31, 2002 was approximately $18.4 million, which is reflected in the table below. Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale. The Operating Partnership is actively marketing for sale the remaining seven behavioral healthcare properties. The sales of these behavioral healthcare properties are expected to close within the next year. No rental revenues, operating expenses or depreciation and amortization were recognized for the year ended December 31, 2002 for the seven behavioral healthcare properties classified as held for sale at December 31, 2002.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table indicates the major classes of assets of the Properties held for sale as of December 31, 2002 and December 31, 2001.

(in thousands)
                                           2002            2001
                                       ------------    ------------
Land                                   $      8,697    $     21,166
Buildings and improvements                   11,551          86,278
Furniture, fixture and equipment              1,665           2,527
Accumulated depreciation                     (3,489)        (18,999)
                                       ------------    ------------
Net investment in real estate          $     18,424    $     90,972
                                       ============    ============


6. OTHER DISPOSITIONS

         The gains and losses for consolidated asset dispositions during the years ended December 31, 2001 and December 31, 2000 listed within this Note did not meet criteria which would require reporting under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the related gains and losses from these consolidated asset dispositions are included in the Operating Partnership's Consolidated Statements of Operations as "Gain on Property Sales, Net."

         The gains and losses for all unconsolidated asset dispositions result in an increase or decrease in the "equity in net income" (loss of unconsolidated companies), which is reflected in the Operating Partnership's Consolidated Statement of Operations.

OFFICE SEGMENT - CONSOLIDATED

         On September 18, 2001, the Operating Partnership completed the sale of the two Washington Harbour Office Properties. The sale generated net proceeds of approximately $153.0 million and a net loss of approximately $9.9 million. The proceeds from the sale of the Washington Harbour Office Properties were used primarily to pay down the Operating Partnership's credit facility and repurchase approximately 4.3 million of the Operating Partnership's common shares. These properties were wholly-owned.

         On September 28, 2001, WOE sold two Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $11.3 million, of which the Operating Partnership's portion was approximately $9.9 million. The sale generated a net gain of approximately $3.4 million, of which the Operating Partnership's portion was approximately $3.0 million. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. These two properties were consolidated joint venture properties.

         On December 20, 2001, WOE sold one Office Property located within The Woodlands, Texas. The sale generated net proceeds of approximately $2.0 million, of which the Operating Partnership's portion was approximately $1.8 million. The sale generated a net gain of approximately $1.7 million, of which the Operating Partnership's portion was approximately $1.5 million. The proceeds received by the Operating Partnership were used primarily to pay down the Operating Partnership's credit facility. This property was a consolidated joint venture property.

         During the year ended December 31, 2000, the Operating Partnership completed the sale of 11 wholly-owned Office Properties. The sale of the 11 Office Properties generated approximately $268.2 million of net proceeds. The proceeds were used primarily to pay down variable rate debt. The Operating Partnership recognized a net gain of approximately $35.8 million related to the sale of the 11 Office Properties during the year ended December 31, 2000. This net gain includes a loss of approximately $5.0 million recognized during the year ended December 31, 2000 on one of the 11 Office Properties sold. The loss represented the difference between the carrying value of the Office Property and the sale price less costs of the sale.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During the year ended December 31, 2000, the Woodlands Retail Equities
- '96 Limited, owned 75% by the Operating Partnership and 25% by the Woodlands CPC, completed the sale of its retail portfolio, consisting of the Operating Partnership's four retail properties located in The Woodlands, Texas. The sale generated approximately $38.4 million of net proceeds, of which the Operating Partnership's portion was approximately $32.9 million. The sale generated a net gain of approximately $9.0 million, of which the Operating Partnership's portion was approximately $7.7 million. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. These four properties were consolidated joint venture properties.

OFFICE SEGMENT - UNDEVELOPED LAND - CONSOLIDATED

         On September 30, 2002, the Operating Partnership completed the sale of approximately 1.4 acres of undeveloped land located in the Georgetown submarket of Washington, D.C. The sale generated net proceeds of approximately $15.1 million and a net loss of approximately $0.9 million. The proceeds from the sale of the land were used to pay down the Operating Partnership's credit facility. This land was wholly-owned by the Operating Partnership.

         On December 31, 2002, the Operating Partnership completed the sale of approximately 5.46 acres of undeveloped land near the Houston Convention Center. The sale generated net proceeds of $33.1 million and a net gain of approximately $15.1 million. Under the terms of the purchase and sale contract, the purchaser has options to purchase two additional parcels of undeveloped land from the Operating Partnership. The first parcel is comprised of approximately 3.47 acres and has a purchase option closing deadline of June 2005. Under the terms of the contract, the Operating Partnership will lease this parcel to the purchaser from December 2002 through June 2005. The purchase option closing deadline for the second parcel of approximately 1.59 acres is June 2007. The proceeds were used to pay down the Operating Partnership's credit facility. This land was wholly-owned by the Operating Partnership.

         On December 31, 2002, the Operating Partnership completed the sale of approximately 3.12 acres of undeveloped land located in the Greenway Plaza office complex of Houston, Texas for net proceeds of $5.2 million and a net gain of approximately $2.0 million. The proceeds were used to pay down the Operating Partnership's credit facility. This land was wholly-owned by the Operating Partnership.

OFFICE SEGMENT - UNCONSOLIDATED

         During the year ended December 31, 2002, the Woodlands CPC sold three office properties and its 50% interest in one industrial property located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $12.1 million, of which the Operating Partnership's portion was approximately $6.4 million. The sales generated a net gain of approximately $13.5 million, of which the Operating Partnership's portion was approximately $7.1 million. The proceeds were used primarily to pay down the Operating Partnership's credit facility.

         On December 19, 2002, the Woodlands CPC sold its 50% interest in the Woodlands Mall partnership located in The Woodlands, Texas. The sale generated net proceeds of approximately $38.4 million, of which the Operating Partnership's 52.5% interest was approximately $20.2 million. The net gain on the sale of the property was approximately $33.6 million, of which the Operating Partnership's portion was approximately $17.7 million. The proceeds were used primarily to pay down the Operating Partnership's credit facility.

         During the year ended December 31, 2001, the Woodlands CPC sold one office/venture tech property located within the Woodlands, Texas. The sale generated net proceeds, after the repayment of debt, of approximately $2.7 million, of which the Operating Partnership's portion was approximately $1.3 million. The sale generated a gain of approximately $3.5 million, of which the Operating Partnership's portion was approximately $1.7 million. The funds were used primarily to pay down the Operating Partnership's credit facility.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During the year ended December 31, 2001, the Woodlands Land Development Company, L.P. sold two office properties and one retail property located within the Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $41.8 million, of which the Operating Partnership's portion was approximately $19.7 million. The sale generated a gain of $13.3 million, of which the Operating Partnership's portion was $3.8 million. The proceeds were used primarily to pay down the Operating Partnership's credit facility.

         During the year ended December 31, 2000, the Woodlands CPC sold four office/venture tech properties located within The Woodlands, Texas. The sales generated net proceeds of approximately $46.5 million, of which the Operating Partnership's portion was approximately $19.8 million. The sales generated a net gain of approximately $11.9 million, of which the Operating Partnership's portion was approximately $5.0 million. The proceeds received by the Operating Partnership were used primarily to pay down the Operating Partnership's credit facility.


RESORT/HOTEL SEGMENT - CONSOLIDATED

         On November 3, 2000, the Operating Partnership sold the Four Seasons Hotel - Houston for approximately $105.0 million. The sale generated net proceeds of approximately $85.3 million and a net gain of approximately $28.7 million. Approximately $56.6 million of the proceeds were used to redeem from GMACCM, preferred Class A Units in Funding IX, through which the Operating Partnership owned the Property. This property was wholly-owned by the Operating Partnership.


RESORT/HOTEL SEGMENT - UNDEVELOPED LAND - CONSOLIDATED

         On September 30, 2002, the Operating Partnership completed the sale of 30 acres of land adjacent to the Operating Partnership's Canyon Ranch - Tucson Resort/Hotel Property, located in Tucson, Arizona, to an affiliate of the third party management company of the Operating Partnership's Canyon Ranch Resort/Hotel Properties. The sales price of the land was approximately $9.4 million, for which the Operating Partnership received $1.9 million of cash proceeds and a promissory note in the amount of $7.5 million with an interest rate at 6.5%, payable quarterly and maturing on October 1, 2007. The Operating Partnership recognized a net gain of approximately $5.5 million. The net cash proceeds from the sale of the land were used to pay down the Operating Partnership's credit facility. This land was wholly-owned by the Operating Partnership. The Operating Partnership has committed to fund a $3.2 million construction loan to the purchaser, which will be secured by 20 developed lots and a $0.6 million letter of credit. The Operating Partnership had not funded any of the $3.2 million commitment as of December 31, 2002.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.      JOINT VENTURES

         The Operating Partnership entered into the following consolidated and unconsolidated joint venture arrangements during the years ended 2002 and 2001:

OFFICE SEGMENT

UNCONSOLIDATED - 2002 TRANSACTIONS

Three Westlake Park

         On August 21, 2002, the Operating Partnership entered into a joint venture arrangement with an affiliate of General Electric Pension Fund (the affiliate is referred to as "GE") in connection with which the Operating Partnership contributed an Office Property, Three Westlake Park in Houston, Texas. GE made a cash contribution. The joint venture is structured such that GE holds an 80% equity interest in Three Westlake Park, and the Operating Partnership continues to hold the remaining 20% equity interest in the Office Property, which is accounted for under the equity method. The joint venture generated approximately $47.1 million in net cash proceeds to the Operating Partnership, resulting from the sale of its 80% equity interest and $6.6 million from the Operating Partnership's portion of mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership has no commitment to reinvest the cash proceeds back into the joint venture. The joint venture was accounted for as a partial sale of this Office Property, resulting in a gain of $17.0 million, net of deferred gain of approximately $4.3 million. The proceeds were used to pay down the Operating Partnership's credit facility. The Operating Partnership manages and leases the Office Property on a fee basis.

Miami Center

         On September 25, 2002, the Operating Partnership entered into a joint venture arrangement with an affiliate of a fund managed by JPMorgan Fleming Asset Management (the affiliate is referred to as "JPM Fund I"), in connection with which JPM Fund I purchased a 60% interest in Crescent Miami Center, L.L.C. with a cash contribution. Crescent Miami Center, L.L.C. owns a 782,000 square foot Office Property, Miami Center, located in Miami, Florida. The joint venture is structured such that JPM Fund I holds a 60% equity interest in Miami Center, and the Operating Partnership holds the remaining 40% equity interest in the Office Property, which is accounted for under the equity method. The joint venture generated approximately $111.0 million in net cash proceeds to the Operating Partnership, resulting from the sale of its 60% equity interest and $32.4 million from the Operating Partnership's portion of mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership has no commitment to reinvest the cash proceeds into the joint venture. The joint venture was accounted for as a partial sale of this Office Property, resulting in a gain of approximately $4.6 million, net of deferred gain of approximately $3.5 million. The proceeds were used to pay down the Operating Partnership's credit facility. The Operating Partnership manages the Office Property on a fee basis.

Five Post Oak Park

         On December 20, 2002, the Operating Partnership entered into a joint venture arrangement, Five Post Oak Park, L.P., with GE. The joint venture purchased Five Post Oak Park located in the Galleria area of Houston, Texas, for $64.8 million. The Property is a 567,000 square foot Class A office building. GE owns a 70% interest, and the Operating Partnership owns a 30% interest, in the joint venture. The initial cash equity contribution to the joint venture was $19.8 million, of which the Operating Partnership's portion was $5.9 million. The Operating Partnership's equity contribution and an additional working capital contribution of $0.3 million were funded through a draw under the Operating Partnership's credit facility. The remainder of the purchase price of the Property was funded by a secured loan to the joint venture in the amount of $45.0 million. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership manages and leases the Office Property on a fee basis.

UNCONSOLIDATED - 2001 TRANSACTIONS

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Operating Partnership entered into two joint venture arrangements with GE in which the Operating Partnership contributed two Office Properties, Four Westlake Park in Houston, Texas and Bank One Tower in

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Austin, Texas and GE made cash contributions. GE holds an 80% equity interest in each of the Office Properties and the Operating Partnership holds the remaining 20% equity interest. The transactions generated approximately $120.0 million in net cash proceeds to the Operating Partnership resulting from the sale of its 80% equity interest and from mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership has no commitment to reinvest the cash proceeds back into the joint ventures. The joint ventures were accounted for as partial sales of these Office Properties, resulting in a gain of approximately $7.6 million, net of a deferred gain of approximately $1.9 million. The proceeds were used to pay down the Operating Partnership's credit facility. The Operating Partnership manages and leases these Office Properties on a fee basis.

5 Houston Center

         On June 4, 2001, the Operating Partnership entered into a joint venture arrangement with a pension fund advised by JPMorgan Fleming Asset Management (the fund is referred to as "JPM Fund II") to construct the 5 Houston Center Office Property within the Operating Partnership's mixed-use Office Property complex in Houston, Texas. The joint venture is structured such that the fund holds a 75% equity interest, and the Operating Partnership holds a 25% equity interest, in the Property. The Operating Partnership contributed approximately $8.5 million of land and $12.3 million of development costs to the joint venture and received a distribution of $14.8 million of net proceeds, resulting in a net equity position of $6.0 million for the Operating Partnership. No gain or loss was recognized by the Operating Partnership on this transaction. The development was completed on September 16, 2002. The building was financed through a construction loan, which the Operating Partnership fully guarantees, that can be drawn to a maximum of $82.5 million. Approximately $63.0 million was outstanding under the construction loan at December 31, 2002. The guaranteed amount reduces upon the achievement of specified conditions. The Operating Partnership manages and leases the Office Property on a fee basis.

RESORT/HOTEL SEGMENT

UNCONSOLIDATED - 2002 TRANSACTION

Manalapan Hotel Partners

         In October 2002, in a series of transactions, the Operating Partnership acquired the remaining 75% economic interest in Manalapan Hotel Partners, L.L.C. ("Manalapan"), which owns the Ritz Carlton Palm Beach in Florida. The Operating Partnership acquired the additional interests in Manalapan for $6.5 million, which was funded by a draw on the Operating Partnership's credit facility. Subsequently, the Operating Partnership entered into a joint venture arrangement with WB Palm Beach Investors, L.L.C. ("Westbrook"), pursuant to which Westbrook purchased a 50% equity interest in Manalapan. The Operating Partnership holds the remaining 50% equity interest. The Operating Partnership recognized an impairment on these transactions of approximately $2.6 million reflected in "Impairments and other charges related to real estate assets" to reflect fair value of the Operating Partnership's 50% equity investment. Simultaneously with the admission of Westbrook into Manalapan, the secured loan of $65.2 million was repaid with proceeds from a new secured loan of $56.0 million from Corus Bank and additional equity contributions from Westbrook and the Operating Partnership. Westbrook's total equity contribution into Manalapan was $13.6 million. The Corus Bank loan carries an interest rate of LIBOR plus 400 basis points with an initial three-year term and two one-year extension options. The Operating Partnership and Westbrook each obtained a letter of credit to guarantee up to $3.0 million of the Corus Bank loan. The Operating Partnership does not control the joint venture , and therefore, this property is reflected as an unconsolidated investment in the Resort/Hotel Segment. Manalapan leases the Ritz Carlton Palm Beach to its wholly-owned taxable REIT subsidiary.

CONSOLIDATED - 2002 TRANSACTION

Sonoma Mission Inn & Spa

         On September 1, 2002, the Operating Partnership entered into a joint venture arrangement with a subsidiary of Fairmont Hotels & Resorts, Inc. (the subsidiary is referred to as "FHR"), pursuant to which the Operating Partnership

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contributed a Resort/Hotel Property, the Sonoma Mission Inn & Spa in Sonoma County, California and FHR purchased a 19.9% equity interest in the limited liability company that owns the Resort/Hotel Property. The Operating Partnership continues to hold the remaining 80.1% equity interest. The joint venture generated approximately $8.0 million in net cash proceeds to the Operating Partnership that were used to pay down the Operating Partnership's credit facility. The Operating Partnership loaned $45.1 million to the joint venture at an interest rate of LIBOR plus 300 basis points. The maturity date of the loan is the earlier of the date on which third-party financing is obtained, or one year. The joint venture has the option to extend the Operating Partnership's $45.1 million loan for two successive six-month periods by paying a fee. The Operating Partnership manages the limited liability company that owns the Sonoma Mission Inn & Spa, and FHR operates and manages the Property for the tenant under the Fairmont brand. FHR has a commitment to fund $10.0 million of future renovations at Sonoma Mission Inn & Spa through a mezzanine loan. The joint venture transaction was accounted for as a partial sale of this Resort/Hotel Property, resulting in a loss to the Operating Partnership of approximately $4.0 million on the interest sold. The joint venture leases Sonoma Mission Inn & Spa to a taxable REIT subsidiary in which the Operating Partnership also holds an 80.1% equity interest.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

UNCONSOLIDATED - 2002 TRANSACTION

Vornado Crescent Carthage and KC Quarry, L.L.C.

         On December 30, 2002, the Operating Partnership contributed $11.2 million of notes receivable to purchase a 56% equity interest in Vornado Crescent Carthage and KC Quarry, L.L.C. ("VCQ"). Vornado Realty Trust L.P. ("Vornado") contributed $8.8 million of cash to purchase a 44% equity interest. The assets of VCQ include two quarries and the related land, acquired by VCQ from AmeriCold Logistics LLC ("AmeriCold Logistics"), the tenant of the Operating Partnership's Temperature-Controlled Logistics Properties, for a purchase price of $20.0 million. The purchase price was determined to be fair market value based on an independent appraisal. The Operating Partnership's $11.2 million contribution consisted of three notes receivable from AmeriCold Logistics plus accrued interest, one for $2.0 million, one for $3.5 million, and one originally for $6.5 million including principal and interest, but which was paid down to approximately $5.5 million prior to transaction date. On December 31, 2002, VCQ purchased $5.7 million of trade receivables from AmeriCold Logistics at a 2% discount. The Operating Partnership contributed approximately $3.1 million to VCQ for the purchase of the receivables. The Operating Partnership accounts for this investment as an unconsolidated equity investment because the Operating Partnership does not control the joint ventures.

8.       TEMPERATURE-CONTROLLED LOGISTICS

         As of December 31, 2002, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no economic interest in AmeriCold Logistics. See Note 23, "COPI," for information on the proposed acquisition of COPI's 40% interest in AmeriCold Logistics by a new entity to be owned by the Operating Partnership's shareholders.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to a maximum of $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid to December 31, 2003.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In the first quarter of 2000, AmeriCold Logistics started to experience a slowing in revenue growth from the previous year, primarily due to customers focusing more on inventory management in an effort to improve operating performance. Starting in 2000 and continuing throughout 2001 and 2002, consolidation among retail and food service channels significantly limited the ability of manufacturers to pass along cost increases by raising prices. As a result, manufacturers focused on supply chain cost reduction initiative in an effort to improve operating performance. In the second and third quarters of 2000, AmeriCold Logistics deferred a portion of its rent payments in accordance with the terms of the leases of the Temperature-Controlled Logistics Properties. For the three months ended June 30, 2000, the Temperature-Controlled Logistics Corporation recorded a valuation allowance for a portion of the rent that had been deferred during that period. For the three months ended September 30, 2000, the Temperature-Controlled Logistics Corporation recorded a valuation allowance for 100% of the rent that had been deferred during the quarter and has continued to record a valuation allowance for 100% of the deferred rent thereafter. These valuation allowances resulted in a decrease in the equity in net income of the Operating Partnership in the Temperature-Controlled Logistics Corporation. The Temperature-Controlled Logistics Corporation had not recorded a valuation allowance with respect to rent deferred by AmeriCold Logistics prior to the three months ended June 30, 2000, because the financial condition of AmeriCold Logistics prior to that time did not indicate the inability of AmeriCold Logistics ultimately to make the full rent payments. As a result of continuing net losses and the increased amount of deferred rent, the Temperature-Controlled Logistics Corporation determined that the collection of additional deferred rent was doubtful.

         In December 2001, the Temperature-Controlled Logistics Corporation waived its right to collect $39.8 million of deferred rent, the Operating Partnership's share of which was $15.9 million. The Temperature-Controlled Logistics Corporation and the Operating Partnership began to recognize rental income when earned and collected during the year ended December 31, 2000 and continued this accounting treatment for the years ended December 31, 2001 and 2002; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Operating Partnership related to the Temperature-Controlled Logistics Corporation's decision in December 2001 to waive collection of deferred rent.

         AmeriCold Logistics deferred $32.2 million of the total $143.9 million of rent payable for the year ended December 31, 2002, of which the Operating Partnership's share of deferred rent was $12.9 million.

         The following table shows the total and the Operating Partnership's portion of deferred rent, valuation allowance and waived rent for the years ended December 31, 2002 and 2001:




(in thousands)                                            DEFERRED RENT                VALUATION ALLOWANCE
                                                     ----------------------------    ----------------------------
                                                                      COMPANY'S                        COMPANY'S
                                                        TOTAL         PORTION          TOTAL           PORTION
                                                     ------------    ------------    ------------    ------------

Cumulative deferred rent and valuation allowance
   balance for the year ended December 31, 2001      $     49,900    $     19,800    $     41,800    $     16,700

      Waived Rent as of December 31, 2001                 (39,800)        (15,900)        (39,800)        (15,900)
                                                     ------------    ------------    ------------    ------------
Balance at December 31, 2001                         $     10,100    $      3,900    $      2,000    $        800
      2002 Deferred Rent                                   32,200          12,900          32,200          12,900
                                                     ------------    ------------    ------------    ------------
Balance at December 31, 2002                         $     42,300    $     16,800    $     34,200    $     13,700
                                                     ============    ============    ============    ============

         As of December 31, 2002, the Operating Partnership also held a 56% interest in Vornado Crescent Carthage and KC Quarry, L.L.C. See Note 9, "Joint Ventures - Temperature-Controlled Logistics Segment," for additional information regarding this investment.

9.   INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         The Operating Partnership has investments of 20% to 50% in seven unconsolidated joint ventures that own seven Office Properties. The Operating Partnership does not have control of these joint ventures, and therefore, these investments are accounted for using the equity method of accounting.

         The Operating Partnership has other unconsolidated equity investments with interests ranging from 30% to 97.4%. The Operating Partnership does not have control of these investments due to ownership interests of 50% or less or the

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ownership of non-voting interests only, and therefore, these investments also are accounted for using the equity method of accounting.

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and equity investments as of December 31, 2002.

                                                                                                OPERATING PARTNERSHIP'S
                                                                                                       OWNERSHIP
                        ENTITY                                     CLASSIFICATION               AS OF DECEMBER 31, 2002
-------------------------------------------------------  ------------------------------------   -------------------------

Joint Ventures
Main Street Partners, L.P.                               Office (Bank One Center-Dallas)                 50.0% (1)
Crescent Miami Center L.L.C.                             Office (Miami Center - Miami)                   40.0% (2)
Crescent 5 Houston Center, L.P.                          Office (5 Houston Center-Houston)               25.0% (3)
Austin PT BK One Tower Office Limited Partnership        Office (Bank One Tower-Austin)                  20.0% (4)
Houston PT Four Westlake Park Office Limited             Office (Four Westlake Park-Houston)             20.0% (4)
  Partnership
Houston PT Three Westlake Park Office Limited            Office (Three Westlake Park -                   20.0% (4)
  Partnership                                              Houston)
Crescent Five Post Oak Park, Limited Partnership         Office (Five Post Oak - Houston)                30.0% (5)
  Equity Investments
Mira Vista Development Corp.                             Residential Development                         94.0% (6)
Houston Area Development Corp.                           Residential Development                         94.0% (7)
The Woodlands Land Development
    Company, L.P.                                        Residential Development                         42.5% (8)(9)(10)
Blue River Land Company, L.L.C.                          Residential Development                         33.2% (8)(11)
Manalapan Hotel Partners, L.L.C.                         Resort/Hotel (Ritz Carlton Palm                 50.0% (12)
                                                           Beach)
Vornado Crescent Portland Partnership                    Temperature-Controlled Logistics                40.0% (13)
Vornado Crescent Carthage and KC Quarry, L.L.C.          Temperature-Controlled Logistics                56.0% (14)
The Woodlands Commercial Properties Company, L.P.        Office                                          42.5% (9)(10)
DBL Holdings, Inc.                                       Other                                           97.4% (15)
CR License, L.L.C.                                       Other                                           30.0% (16)
The Woodlands Operating Company, L.P.                    Other                                           42.5% (9)(10)
Canyon Ranch Las Vegas                                   Other                                           65.0% (17)
SunTX Fulcrum Fund, L.P.                                 Other                                           29.5% (18)

-------------------------------------------------------

(1) The remaining 50.0% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, L.L.C. is owned by a pension fund advised by JP Morgan Investment Management, Inc.

(3) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Investment Management, Inc.

(4) The remaining 80% interest in Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Park Office Limited Partnership and Houston PT Four Westlake Park Office Limited Partnership is owned by an affiliate of General Electric Pension Fund.

(5) The remaining 70% interest in Crescent Five Post Oak Park, L.P. is owned by an affiliate of General Electric Pension Fund.

(6) The remaining 6.0% interest in Mira Vista Development Corp. ("MVDC"), which represents 100% of the voting stock, was owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by a third party. On January 3, 2003, the Operating Partnership purchased the remaining economic interest, in DBL. As a result, the Operating Partnership will consolidate the operations of MVDC beginning on January 3, 2003. See Note 26, "Subsequent Events," for additional information regarding the Operating Partnership's purchase of the DBL interest.

(7) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, was owned 4.0% by DBL and 2.0% by a third party. On January 3, 2003, the Operating Partnership purchased the remaining economic interest, representing all of the voting stock in DBL. As a result, the Operating Partnership will consolidate the operations of HADC beginning on January 3, 2003. See Note 26, "Subsequent Events," for additional information regarding the Operating Partnership's purchase of the DBL interest.

(8) On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, pursuant to a strict foreclosure, COPI's interests in the voting stock in three of the Operating Partnership's Residential Development Corporations DMDC, TWLC and CRDI, and in CRL Investments, Inc. ("CRLI"). As a result, the Operating Partnership fully consolidated the operations of these entities beginning on the date of the asset transfers. The Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC. Blue River Land Company, L.L.C. is an unconsolidated equity investment of CRDI.

(9) The remaining 57.5% interests in The Woodlands Land Development Company, L.P. ("WLDC"), The Woodlands Commercial Properties Company, L.P. and The Woodlands Operating Company, L.P. are owned by an affiliate of Morgan Stanley.

(10) Distributions are made to partners based on specified payout percentages. During the year ended December 31, 2002, the payout percentage to the Operating Partnership was 52.5%.

(11) The remaining 66.8% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Operating Partnership.

(12) Prior to October 2002, Manalapan was an unconsolidated investment of the Operating Partnership in which CRDI held a 25% equity interest. In October 2002, in a series of transactions, the Operating Partnership acquired the remaining 75% interest in Manalapan. Subsequent to that transaction, the Operating Partnership entered into a joint venture agreement with Westbrook pursuant to which Westbrook purchased a 50% equity interest in Manalapan. As a result of these transactions, Manalapan is an unconsolidated investment of the Operating Partnership.

(13) The remaining 60% interest in the Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

(14) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. Partnership is owned by Vornado Realty Trust, L.P.

(15) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $0.4 million, and approximately $0.01 million in cash, or total consideration valued at approximately $0.4 million. At December 31, 2002, Mr. Goff's book value in DBL was approximately $0.4 million. On January 3, 2003, the Operating Partnership purchased the remaining economic interest, representing all of the voting stock, in DBL. See Note 26, "Subsequent Events," for additional information regarding the Operating Partnership's purchase of the DBL interest.

(16) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(17) The remaining 35% interest in Canyon Ranch Las Vegas is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(18) The SunTX Fulcrum Fund, L.P.'s (the "Fund") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 70.5% of the Fund is owned by a group of individuals unrelated to the Operating Partnership. The Operating Partnership's ownership percentage will decline by the closing date of the Fund as capital commitments from third parties are secured. The Operating Partnership's projected ownership interest at the closing of the Fund is approximately 7.5% based on the Fund manager's expectations for the final Fund capitalization. The Operating Partnership accounts for its investment in the Fund under the cost method. The Operating Partnership's investment at December 31, 2002 was $10.4 million.

IMPAIRMENTS OF UNCONSOLIDATED INVESTMENTS

CR LICENSE, L.L.C. AND CRL INVESTMENTS, INC.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, pursuant to a strict foreclosure, COPI's 1.5% interest in CR License, L.L.C. and 5.0% interest, representing all of the voting stock, in CRL Investments, Inc. As of December 31, 2002, the Operating Partnership had a 30% interest in CR License, L.L.C., the entity which owns the right to the future use of the "Canyon Ranch" name. In addition, as of December 31, 2002, the Operating Partnership had a 100% interest in CRL Investments, Inc., which owns an approximately 65% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada ("Canyon Ranch Las Vegas"). The Operating Partnership evaluated its investment in Canyon Ranch Las Vegas and determined that an impairment charge was warranted. Accordingly, a $9.6 million impairment charge was recognized and reflected in the Operating Partnership's Consolidated Statements of Operations in "Impairment and Other Charges related to Real Estate Assets."

DBL-CBO, INC.

         In 1999, DBL-CBO, Inc., a wholly-owned subsidiary of DBL Holdings, Inc., acquired an aggregate of $6.0 million in principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Islands limited liability company. Juniper 1999-1 Class C-1 is the privately-placed equity interest of a collateralized bond obligation. During the year ended December 31, 2002, the Operating Partnership recognized a charge related to this investment of $5.2 million reflected in "Equity in net income (loss) of unconsolidated companies, other" in the Operating Partnership's Consolidated Statements of Operations. As a result of this impairment charge, at December 31, 2002, this investment was valued at $0.

METROPOLITAN PARTNERS, LLC

         On May 24, 2001, the Operating Partnership converted its $85.0 million preferred member interest in Metropolitan Partners, LLC ("Metropolitan"), including deferred acquisition costs of $1.9 million, into approximately $75.0 million of common stock of Reckson Associates Realty Corp. ("Reckson"), resulting in an impairment charge of approximately $11.9 million reflected in "Impairments and Other Charges Related to Real Estate Assets" in the Operating Partnership's Consolidated Statements of Operations. The Operating Partnership subsequently sold the Reckson common stock on August 17, 2001 for approximately $78.6 million, resulting in a gain of approximately $3.6 million. The proceeds were used to pay down the Operating Partnership's credit facility.

OTHER

         During the years ended December 31, 2001 and 2000, the Operating Partnership recognized impairment losses of $5.0 million and $8.5 million, respectively, which were included in "Impairment and Other Charges Related to Real Estate Assets" related to the Operating Partnership's investment in a fund that primarily held real estate investments and marketable securities.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY FINANCIAL INFORMATION

         The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. As a result of the Operating Partnership's transaction with COPI on February 14, 2002, certain entities that were reported as unconsolidated entities as of December 31, 2001 and for the years ended December 31, 2001 and 2000 are consolidated in the December 31, 2002 financial statements. Additionally, certain unconsolidated subsidiaries of the newly consolidated entities are now shown separately as unconsolidated entities of the Operating Partnership. The unconsolidated entities that are included under the headings on the following tables are summarized below.

         Balance Sheets as of December 31, 2002:

            o The Woodlands Land Development Company, L.P. - This is an unconsolidated investment of TWLC;

            o Other Residential Development Corporations - This includes the Blue River Land Company, L.L.C, an unconsolidated investment of CRDI, MVDC and HADC;

            o     Resort/Hotel - This includes Manalapan;

            o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

            o Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park, L.P., and Woodlands CPC; and

            o Other - This includes DBL Holdings, Inc., CR License, L.L.C., Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, and SunTX Fulcrum Fund, L.P.

         Balance Sheets as of December 31, 2001:

            o The Woodlands Land Company, Inc. - This Residential Development Corporation was consolidated beginning February 14, 2002 as a result of the COPI transaction. TWLC and its unconsolidated subsidiary, WLDC, are included under TWLC in the following Balance Sheet;

            o Crescent Resort Development, Inc. - This Residential Development Corporation was consolidated beginning February 14, 2002 as a result of the COPI transaction. Its unconsolidated investments, the Blue River Land Company, L.L.C. and Manalapan, are included under CRDI in the following Balance Sheet;

            o Other Residential Development Corporations - This includes DMDC, MVDC and HADC. DMDC was consolidated beginning February 14, 2002 as a result of the COPI transaction;

            o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership; and

            o Office - This includes Main Street Partners, L.P., Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership and Woodlands CPC.

         Summary Statement of Operations for the year ended December 31, 2002:

            o The Woodlands Land Development Company, L.P. - This includes WLDC's operating results for the period February 15 through December 31, 2002 and TWLC's operating results for the period January 1 through February 14, 2002. WLDC is an unconsolidated subsidiary of TWLC;

            o Other Residential Development Corporations - This includes the operating results of DMDC and CRDI for the period January 1 through February 14, 2002, the operating results of the Blue River Land Company, L.L.C. for the period February 15 through December 31, 2002, and the operating results of MVDC and HADC for the year ended December 31, 2002;

            o Resort/Hotel - This includes the Operating Partnership's 50% interest in Manalapan from October 22, 2002 through December 31, 2002. Prior to October 22, 2002, CRDI held a 25% interest in Manalapan, which is included in "Other Residential Development Corporations;"

            o Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership and VCQ. VCQ results are included for one day only due to purchase on December 30, 2002;

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            o Office - This includes the operating results for Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center L.L.C., Crescent Five Post Oak Park, L.P. and Woodlands CPC; and

            o Other - This includes DBL Holdings, Inc., CR License, L.L.C., Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, and SunTX Fulcrum Fund, L.P.

         Summary Statement of Operations for the year ended December 31, 2001:

            o Crescent Resort Development, Inc.- This includes the operating results of CRDI;

            o The Woodlands Land Company, Inc. - This includes the operating results of TWLC and WLDC;

            o Other Residential Development Corporations - This includes the operating results of DMDC, MVDC and HADC;

            o Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership; and

            o Office - This includes the operating results for Main Street Partners, 5 Houston Center, Houston PT Four Westlake Park Office Limited Partnership, Austin PT Bank One Tower Office Limited Partnership and Woodlands CPC.

         Summary Statement of Operations for the year ended December 31, 2000:

            o Desert Mountain Development Corporation - This includes the operating results of DMDC;

            o Crescent Resort Development, Inc.- This includes the operating results of CRDI;

            o The Woodlands Land Company, Inc. - This includes the operating results of TWLC and WLDC;

            o Other Residential Development Corporations - This includes the operating results of MVDC and HADC;

            o Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership; and

            o Office - This includes the operating results for Main Street Partners, 5 Houston Center and Woodlands CPC.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BALANCE SHEETS:
                                                               AS OF DECEMBER 31, 2002
                             ------------------------------------------------------------------------------------------------
                             THE WOODLANDS     OTHER
                                 LAND       RESIDENTIAL                   TEMPERATURE-
                              DEVELOPMENT   DEVELOPMENT      RESORT        CONTROLLED
(in thousands)               COMPANY, L.P.  CORPORATIONS     /HOTEL        LOGISTICS          OFFICE       OTHER       TOTAL
                             -------------  ------------   -----------    ------------      -----------  ---------   ---------

Real estate, net              $   387,677   $    43,848    $    81,510    $ 1,238,810       $   845,019
Cash                               15,289         5,592          3,022         13,213            43,296
Other assets                       40,149         2,244          4,415         88,327            35,609
                              -----------   -----------    -----------    -----------       -----------
   Total assets               $   443,115   $    51,684    $    88,947    $ 1,340,350       $   923,924
                              ===========   ===========    ===========    ===========       ===========

Notes Payable                 $   284,547   $        --    $    56,000    $   574,931       $   507,679
Notes Payable to the
Operating Partnership              10,625            --             --             --                --
Other liabilities                  63,868        17,282          5,996          9,579            53,312
Equity                             84,085        34,402         26,951        755,840           362,933
                              -----------   -----------    -----------    -----------       -----------
   Total liabilities and
     equity                   $   443,125   $    51,684    $    88,947    $ 1,340,350       $   923,924
                              ===========   ===========    ===========    ===========       ===========

Operating Partnership's
   share of unconsolidated
   debt                       $   120,933   $        --    $    28,000    $   229,972       $   180,132
                              ===========   ===========    ===========    ===========       ===========

Operating Partnership's
   investments in real
   estate mortgages and
   equity of
   unconsolidated companies   $    33,960   $    39,187    $    13,473    $   304,545       $   133,530  $  37,948   $ 562,643
                              ===========   ===========    ===========    ===========       ===========  =========   =========


SUMMARY STATEMENTS OF OPERATIONS:


                                                               AS OF DECEMBER 31, 2002
                             -----------------------------------------------------------------------------------------------------
(in thousands)               THE WOODLANDS    OTHER
                                 LAND       RESIDENTIAL                   TEMPERATURE-
                              DEVELOPMENT   DEVELOPMENT      RESORT       CONTROLLED
                             COMPANY, L.P.  CORPORATIONS     /HOTEL       LOGISTICS              OFFICE(1)    OTHER        TOTAL
                             ------------   ------------   -----------    ------------         -----------  ---------     --------

Total revenues                $   168,142   $   118,492    $     6,283        111,604          $    90,166
Expenses:
   Operating expense               93,914       106,542          5,455         15,742(2)            48,245
   Interest expense                 5,132         4,661            689         42,695               19,909
   Depreciation and
      amortization                  3,816         4,226            472         59,328               23,226
   Tax expense (benefit)              406          (190)          (108)            --                   --
   Other income expense                --           (25)            --         (1,228)                  --
                              -----------   -----------    -----------    -----------          -----------
Total expenses                $   103,268   $   115,214    $     6,508        116,537          $    91,380
                              -----------   -----------    -----------    -----------          -----------
(Loss) gain on sale of                 --            --             --         (3,377)              48,275
properties
Net income (loss)             $    64,874   $     3,278    $      (225)   $    (8,310)(2)(3)   $    47,061
                              ===========   ===========    ===========    ===========          ===========

Operating Partnership's
   equity in net income of
   unconsolidated companies   $    33,847   $     5,931    $      (115)        (2,933)         $    23,431  $  (6,609)(4) $ 53,552
                              ===========   ===========    ===========    ===========          ===========  =========     ========


--------------------------------

(1) This column includes information for Three Westlake Park, which was contributed by the Operating Partnership to a joint venture on August 21, 2002, Miami Center, which was contributed by the Operating Partnership to a joint venture on September 25, 2002, and Five Post Oak Park, which was acquired by the Operating Partnership in a joint venture transaction on December 20, 2002. Information is included from the date of contribution of Three Westlake Park and Miami Center and acquisition of Five Post Oak Park.

(2) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the total combined assets).

(3) Excludes the goodwill write-off for Temperature-Controlled Logistics Segment, which is recorded in the accompanying financial statements as a cumulative effect of a change in accounting principle.

(4)  Includes impairment of DBL-CBO of $5.2 million.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 AS OF DECEMBER 31, 2001
                        ----------------------------------------------------------------------------------------------------------
                              THE
                           WOODLANDS       CRESCENT             OTHER
                             LAND           RESORT           RESIDENTIAL        TEMPERATURE-
                           COMPANY,       DEVELOPMENT        DEVELOPMENT,        CONTROLLED
(in thousands)               INC.            INC.            CORPORATIONS         LOGISTICS       OFFICE        OTHER      TOTAL
                        --------------  ---------------   -----------------    --------------  -------------   --------  ---------

Real estate, net        $     365,636   $       393,784   $         173,991    $    1,271,809  $     553,147
Cash                            2,688            17,570               7,973            23,979         28,224
Other assets                   32,244            31,749              94,392            83,424         31,654
                        --------------  ---------------   -----------------    --------------  -------------
     Total assets       $     400,568   $       443,103   $         276,356    $    1,379,212  $     613,025
                        ==============  ===============   =================    ==============  =============

Notes payable           $      225,263   $           --   $              --    $      558,951  $     324,718
Notes payable to the                --          180,827              60,000             4,831             --
Operating Partnership
Other liabilities               74,271          232,767             168,671            46,945         29,394
Equity                         101,034           29,509              47,685           768,485        258,913
                        --------------  ---------------   -----------------    --------------  -------------
      Total liabilities
         and equity     $     400,568          443,103    $         276,356    $    1,379,212  $     613,025
                        ==============  ===============   =================    ==============  =============

Operating Partnership's
  share of
  unconsolidated debt   $      90,949   $            --   $              --    $      223,580  $     126,580
                        ==============  ===============   =================    ==============  =============
Operating Partnership's
  investments in real
  estate mortgages and
  equity of
  unconsolidated
  companies             $       29,046  $       222,082   $         120,407    $      308,427  $     121,423   $ 36,932  $ 838,317
                        ==============  ===============   =================    ==============  =============   ========  =========



SUMMARY STATEMENT OF OPERATIONS:

                                                           FOR THE YEAR ENDED DECEMBER 31, 2001
                        -----------------------------------------------------------------------------------------------------------
                             THE
                          WOODLANDS          CRESCENT            OTHER
                             LAND            RESORT           RESIDENTIAL        TEMPERATURE-
                           COMPANY,        DEVELOPMENT       DEVELOPMENT,         CONTROLLED
(in thousands)               INC.              INC.          CORPORATIONS         LOGISTICS        OFFICE(1)      OTHER      TOTAL
                        --------------   ---------------   -----------------    --------------    ------------   --------  ---------
Total revenues          $     188,178   $       195,163   $          93,462    $      127,033    $     88,835
Expenses:
   Operating                  104,486           175,424              83,074            20,350(2)       37,128
   expense
   Interest expense             4,967             1,373               1,641            44,988          19,184
   Depreciation and             5,599             2,726               6,185            58,855          19,387
   amortization
   Tax expense
   (benefit)                   14,676               641              (4,222)               --              --
                        -------------   ---------------   -----------------    --------------    ------------
Total expenses          $     129,728   $       180,164   $          86,678    $      124,193    $     75,699
                        -------------   ---------------   -----------------    --------------    ------------

Net income              $       58,450  $        14,999   $           6,784    $        2,840(2) $     13,136
                        ==============  ===============   =================    ==============    ============

Operating Partnership's
   equity in net
   income of
   unconsolidated
   companies            $       20,943  $        14,944   $           5,127    $        1,136    $      6,124   $   2,957  $  51,231
                        ==============  ===============   =================    ==============    ============   =========  =========


(1) This column includes information for Four Westlake Park and Bank One Tower, which were contributed by the Operating Partnership to joint ventures on July 30, 2001. Information for both of the properties is included from the date of contribution.

(2) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the total combined assets).

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY STATEMENTS OF OPERATIONS:

                                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                        -------------------------------------------------------------------------------------------------------

                                                      THE
                          DESERT       CRESCENT     WOODLANDS     OTHER
                         MOUNTAIN      RESORT         LAND      RESIDENTIAL    TEMPERATURE-
                        DEVELOPMENT  DEVELOPMENT    COMPANY,    DEVELOPMENT    CONTROLLED
(in thousands)          CORPORATION      INC.         INC.     CORPORATIONS    LOGISTICS          OFFICE       OTHER     TOTAL
                        -----------  -----------    ---------  ------------    ------------     ----------   ---------  -------
Total revenues          $   153,680  $   180,038   $  180,670  $     30,404    $    154,341     $   89,841
Expenses:
   Operating                127,589      158,860      105,231        10,897          21,982(1)      34,261
   expense
   Interest                     916        3,157        2,986           164          46,637         25,359
   expense
   Depreciation and           4,966        6,430        4,479           436          57,848         20,673
   Amortization
   Tax expense                3,812          979       27,188         1,235           7,311             --
   Other income                  --           --           --            --          (2,886)            --
                        -----------  -----------    ---------  ------------    ------------     ----------
Total expenses          $   137,283  $   169,426    $ 139,884  $     12,732    $    130,892     $   80,293
                        -----------  -----------    ---------  ------------    ------------     ----------

Net income              $    16,397  $    10,612    $  40,786  $     17,672    $     23,449(1)  $    9,548
                        ===========  ===========    =========  ============    ============     ==========

Operating Partnership's
equity in net
   income of
   unconsolidated
   companies            $    16,109  $    10,407    $  16,466  $     10,488    $      7,432     $    3,164   $  11,645  $75,711
                        ===========  ===========    =========  ============    ============     ==========   =========  =======

--------------------------------
(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the total combined assets).

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


UNCONSOLIDATED DEBT ANALYSIS

     The significant terms of the Operating Partnership's share of unconsolidated debt financing arrangements existing as of December 31, 2002 are shown below.


                                                                               Operating
                                                              Balance       Partnership Share    Interest
                                                           Outstanding at     of Balance at      Rate at
                                                            December 31,       December 31,     December 31,
Description                                                     2002               2002            2002
                                                           --------------   -----------------   ------------
                                                           (in thousands)
TEMPERATURE CONTROL LOGISTICS SEGMENT:
  Vornado Crescent-Portland Partnership - 40%
   Operating Partnership
      Goldman Sachs (1)                                           508,028             203,211        6.89%
      Various Mortgage Notes                                       29,688              11,875   4.25 to 12.88%
      Various Capital Leases                                       37,215              14,886   7.00 to 13.63%
                                                           --------------   -----------------
                                                                  574,931             229,972
                                                           --------------   -----------------

OFFICE SEGMENT:
   Main Street Partners, L.P. - 50%
    Operating Partnership (2)(3)(4)                               132,696              66,348        5.69%
   Crescent 5 Houston Center, L.P. - 25%
    Operating Partnership (5)                                      62,982              15,746        3.68%
   Austin PT Bk One Tower Office Limited
    Partnership - 20% Operating Partnership                        37,894               7,579        7.13%
   Houston PT Four Westlake Office Limited
    Partnership - 20% Operating Partnership                        48,721               9,744        7.10%
   Houston PT Three Westlake Office Limited
    Partnership - 20% Operating Partnership                        33,000               6,600        5.61%
   Crescent Miami Center, LLC - 40%
    Operating Partnership                                          81,000              32,400        5.04%
   Crescent Five Post Oak Park, L.P. - 30%
    Operating Partnership                                          45,000              13,500        4.82%

   THE WOODLANDS COMMERCIAL PROPERTIES CO., L.P.
    - 42.5% Operating Partnership:
      Fleet National Bank credit facility (3)(6)                   55,000              23,375        4.41%
      Fleet National Bank (3)(7)                                    3,385               1,439        3.41%
      Various Mortgage Notes                                        8,001               3,401   6.30 to 7.50%
                                                           --------------   -----------------
                                                                  507,679             180,132
                                                           --------------   -----------------

RESIDENTIAL DEVELOPMENT SEGMENT:
   The Woodlands Land Development Co., L.P. - 42.5%
    Operating Partnership:  (8)
      Fleet National Bank credit facility(3) (6)                  230,000              97,750        4.41%
      Fleet National Bank (3)(7)                                    6,944               2,951        3.41%
      Fleet National Bank (9)                                      32,494              13,810        4.06%
      Various Mortgage Notes                                       15,109               6,422   4.25 to 6.25%
                                                           --------------   -----------------
                                                                  284,547             120,933
                                                           --------------   -----------------

RESORT/HOTEL SEGMENT:
   Manalapan Hotel Partners, L.L.C. - 50%
    Operating Partnership:
     Corus Bank(10)                                                56,000              28,000         5.69%
                                                           --------------   -----------------

TOTAL UNCONSOLIDATED DEBT                                  $    1,423,157   $         559,037
                                                           ==============   =================

FIXED RATE/WEIGHTED AVERAGE                                                                           6.86%
VARIABLE RATE/WEIGHTED AVERAGE                                                                        4.81%
                                                                                               -----------
TOTAL WEIGHTED AVERAGE                                                                                5.94%
                                                                                               ===========



                                                                  Maturity              Fixed/Variable
Description                                                         Date               Secured/Unsecured
                                                           -----------------------    -------------------
TEMPERATURE CONTROL LOGISTICS SEGMENT:
  Vornado Crescent-Portland Partnership - 40%
   Operating Partnership
      Goldman Sachs (1)                                            5/11/2023          Fixed/Secured
      Various Mortgage Notes                                 7/30/2003 to 4/1/2009    Fixed/Secured
      Various Capital Leases                                 6/1/2006 to 2/12/2016    Fixed/Secured




OFFICE SEGMENT:
   Main Street Partners, L.P. - 50%
    Operating Partnership (2)(3)(4)                                12/1/2004          Variable/Secured
   Crescent 5 Houston Center, L.P. - 25%
    Operating Partnership (5)                                      5/31/2004          Variable/Secured
   Austin PT Bk One Tower Office Limited
    Partnership - 20% Operating Partnership                        8/1/2006           Fixed/Secured
   Houston PT Four Westlake Office Limited
    Partnership - 20% Operating Partnership                        8/1/2006           Fixed/Secured
   Houston PT Three Westlake Office Limited
    Partnership - 20% Operating Partnership                        9/1/2007           Fixed/Secured
   Crescent Miami Center, LLC - 40%
    Operating Partnership                                          9/25/2007          Fixed/Secured
   Crescent Five Post Oak Park, L.P. - 30%
    Operating Partnership                                          1/1/2008           Fixed/Secured

   The Woodlands Commercial Properties Co., L.P.
    - 42.5% Operating Partnership:
      Fleet National Bank credit facility (3)(6)                  11/27/2005          Variable/Secured
      Fleet National Bank (3)(7)                                  10/31/2003          Variable/Secured
      Various Mortgage Notes                               11/1/2021 to 12/2/2024     Fixed/Secured




RESIDENTIAL DEVELOPMENT SEGMENT:
   The Woodlands Land Development Co., L.P. - 42.5%
    Operating Partnership:  (8)
      Fleet National Bank credit facility(3) (6)                  11/27/2005          Variable/Secured
      Fleet National Bank (3)(7)                                  10/31/2003          Variable/Secured
      Fleet National Bank (9)                                     12/31/2005          Variable/Secured
      Various Mortgage Notes                                 7/1/2005 to 1/1/2008     Fixed/Secured




RESORT/HOTEL SEGMENT:
   Manalapan Hotel Partners, L.L.C. - 50%
    Operating Partnership:
     Corus Bank(10)                                                10/21/2005         Variable/Secured


TOTAL UNCONSOLIDATED DEBT

                                                                        15.55  years
FIXED RATE/WEIGHTED AVERAGE                                              2.53  years
VARIABLE RATE/WEIGHTED AVERAGE                                         ---------------
                                                                         9.74  years(1)
TOTAL WEIGHTED AVERAGE                                                 ===============

----------
(1) The Temperature-Controlled Logistics Corporation expects to repay this note on the Optional Prepayment Date of April 11, 2008. The overall weighted average maturity would be 4.21 years based on this date.

(2) Senior Note - Note A: $83.6 million at variable interest rate, LIBOR + 189, $4.9 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $24.6 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.7 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes amortized based on a 25-year schedule.

(3)  This Facility has two one-year extension options.

(4) The Operating Partnership obtained a Letter of Credit to guarantee the repayment of up to $4.3 million of principal of the Main Street Partners, L.P. loan.

(5) The Operating Partnership provides a full and unconditional guarantee of this loan for the construction of 5 Houston Center. At December 31, 2002, $63.0 million was outstanding.

(6) Woodlands CPC and WLDC entered into an interest rate swap which limits interest rate exposure on the $50.0 million notional amount effectively fixing the interest rate at 2.355%.

(7) Woodlands CPC and WLDC entered into an Interest Rate Cap Agreement which limits interest rate exposure on the notional amount of $33.8 million to a maximum LIBOR rate of 9.0%.

(8) On February 14, 2002, the Operating Partnership executed an agreement with COPI to transfer, pursuant to a strict foreclosure, COPI's 5% interest in TWLC. Therefore, as of February 14, TWLC is fully consolidated. This schedule reflects its 42.5% interest in WLDC debt.

(9) Woodlands CPC entered into an Interest Rate Cap Agreement limits interest rate exposure on the notional amount of $19.5 million to a maximum LIBOR rate of 8.5%.

(10) The Operating Partnership obtained a Letter of Credit to guarantee up to $3.0 million of this facility.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table shows, as of December 31, 2002, information about the Operating Partnership's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.



                                         PERCENTAGE OF      WEIGHTED     WEIGHTED AVERAGE
(in thousands)               BALANCE         DEBT         AVERAGE RATE      MATURITY(1)
------------------------    ---------    -------------    ------------   ----------------
Fixed Rate Debt             $ 309,575           55.38%         6.86%       15.55  years
Variable Rate Debt            249,462           44.62%         4.81%        2.53  years
                            ---------    -------------    ------------   -------
Total Debt                  $ 559,037          100.00%         5.94%        9.74  years
                            =========    =============    ============   =======

-----------------------------
(1)  Based on contractual maturities. The overall weighted maturity would be
     4.21 years assuming the election of extension options on debt instruments and expected repayment of a note on the optional prepayment date.

         Listed below is the Operating Partnership's share of aggregate principal payments, by year, required as of December 31, 2002 related to the Operating Partnership's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.


                    SECURED
(in thousands)       DEBT(1)
-----------------  ----------
2003               $   19,217
2004                   92,609
2005                  150,083
2006                   17,505
2007                    2,150
Thereafter            277,473
                   ----------
                   $  559,037
                   ==========

-----------------------
(1)  These amounts do not represent the effect of extension options.


10.  OTHER ASSETS, NET

                                               DECEMBER 31,
                                       --------------------------
(in thousands)                            2002            2001
                                       ----------      ----------
Leasing costs                          $  156,629      $  142,440

Deferred financing costs                   53,658          46,305

Prepaid expenses                           14,586           9,444

Marketable securities                       9,461          10,832
Other intangibles                          65,405              --
Favorable intangible office leases          7,590              --
Other                                      38,614          33,910
                                       ----------      ----------
                                       $  345,943      $  242,931
Less - Accumulated amortization          (161,692)        (97,281)
                                       ----------      ----------
                                       $  184,251      $  145,650
                                       ==========      ==========

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY

         The following is a summary of the Operating Partnership's debt financing at December 31, 2002 and 2001:

                                                                                            DECEMBER 31,
                                                                                         --------------------
                                                                                           2002        2001
                                                                                         --------    --------
                                                                                            (in thousands)

SECURED DEBT

    Fleet Fund I and II Term Loan due May 2005, bears interest at LIBOR plus 325 basis points (at December 31, 2002, the interest rate was 4.69%), with a
    four-year interest-only term, secured by equity interests in Funding I and II ...    $275,000    $275,000

    AEGON Partnership Note(1) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization
    schedule, secured by the Funding III, IV and V Properties .......................     265,200     269,930

    LaSalle Note I(2) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027,
    secured by the Funding I Properties .............................................     238,062     239,000

    Deutsche Bank-CMBS Loan(3) due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points (at December 31, 2002, the interest rate was
    5.84%), with a three-year interest-only term and two one-year extension
    options, secured by the Funding X Properties and Spectrum Center ................     220,000     220,000

    JP Morgan Mortgage Note(4) bears interest at a fixed rate of 8.31% with principal amortization based on a 15-year amortization schedule through maturity in October 2016, secured by the Houston Center mixed-use Office
    Property complex ................................................................     195,515     199,386

    LaSalle Note II(5) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028,
    secured by the Funding II Properties ............................................     161,000     161,000

    CIGNA Note (6) due March 2003 (extended for 90 days on December 31, 2002), bears interest at 7.47% with an interest-only term, secured by the MCI Tower
    Office Property and Denver Marriott City Center
    Resort/Hotel ....................................................................      63,500      63,500

    Metropolitan Life Note V(7) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran
    Center Office Property ..........................................................      38,127      38,696

    National Bank of Arizona Revolving Line of Credit (8) due December 2005,
    bears interest at 4.46%, secured by certain DMDC assets .........................      34,580          --

    Northwestern Life Note due January 2004, bears interest at 7.66% with an
    interest-only term, secured by the 301 Congress Avenue Office Property ..........      26,000      26,000

    Woodmen of the World Note(9) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year amortization schedule, secured by
    the Avallon IV Office Property ..................................................       8,500       8,500

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             2002           2001
                                                                                          ----------    ----------
                                                                                               (in thousands)
SECURED DEBT - CONTINUED

   Nomura Funding VI Note(10) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through
   maturity in July 2020, secured by the Funding VI Property .........................         8,028         8,187

   Mitchell Mortgage Note due September 2003, bears interest at 7.00% with an
   interest-only term, secured by one of The Woodlands Office Properties .............         1,743         6,244

   Rigney Promissory Note due November 2012(11), bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization
   schedule ..........................................................................            --           651

   Construction, acquisitions and other obligations, bearing fixed and variable interest rates ranging from 2.9% to 6.5% at December 31, 2002, with maturities ranging between February 2003 and July 2007, secured by
   various CRDI projects .............................................................        58,655            --

UNSECURED DEBT

   2009 Notes(12) (13) bear interest at a fixed rate of 9.25% with a seven-year
   interest-only term, due April 2009 ................................................       375,000            --


   2007 Notes(13) bear interest at a fixed rate of 7.50% with a ten-year
   interest-only term, due September 2007 ............................................       250,000       250,000

   2002 Notes(13)(14) bear interest at a fixed rate of 7.00% with a five-year
   interest-only term, due September 2002 ............................................            --       150,000


UNSECURED DEBT - REVOLVING LINE OF CREDIT

   Credit Facility(15) interest only due May 2004, bears interest at LIBOR plus
   187.5 basis points (at December 31, 2002, the interest rate was 3.36%), with
   a one-year extension option .......................................................       164,000       283,000

SHORT-TERM BORROWINGS

   Short-term borrowings(16) variable interest rates ranging from the Fed Funds
   rate plus 150 basis points to LIBOR plus 375 basis points .........................            --        15,000
                                                                                          ----------    ----------
        Total Notes Payable ..........................................................    $2,382,910    $2,214,094
                                                                                          ==========    ==========

---------

(1) The outstanding balance of this note at maturity will be approximately $224.1 million.

(2) In August 2007, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal and thereafter against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $221.7 million.

(3) This includes both a Deutsche Bank-CMBS note and a Fleet-Mezzanine note. The notes are due May 2004 and bear interest at the 30-day LIBOR rate plus a spread of (i) 164.7 basis points for the CMBS note (at December 31, 2002, the interest rate was 5.147%), and (ii) 600 basis points for the Mezzanine note (at December 31, 2002, the interest rate was 9.5%). The blended rate at December 31, 2002 for the two notes was 5.84%. Both notes have a LIBOR floor of 3.50%. The notes have three-year interest only terms and two one-year extension options. The Fleet-Mezzanine note is secured by the Operating Partnership's interests in Funding X and Crescent Spectrum Center, L.P. and the Operating Partnership's interest in their general partner.

(4) At the end of seven years (October 2006), the interest rate will also adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October
     2006) by making a final payment of approximately $177.8 million.

(5) In March 2006, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal and thereafter, against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154.5 million.

(6) The extension was entered into to allow additional time to complete an extension of the loan and the amendment of the loan terms.

(7) The outstanding principal balance of this loan at maturity will be approximately $36.1 million.

(8) This facility is a $50.0 million line of credit secured by certain DMDC land and improvements ("vertical facility"), club facilities ("club loan"), and notes receivable ("warehouse facility"). The line restricts the vertical facility and club loan to a maximum outstanding amount of $40.0 million and is subject to certain borrowing base limitations and bears interest at Prime (at December 31, 2002, the interest rate was 4.25%). The warehouse

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     facility bears interest at Prime plus 100 basis points (at December 31, 2002, the interest rate was 5.25%) and is limited to $10.0 million. The blended rate at December 31, 2002 for the vertical facility and club loan and the warehouse facility was 4.46%.

(9) The outstanding principal balance of this loan at maturity will be approximately $8.2 million.

(10) In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date by making a final payment of approximately $6.1 million.

(11) The Operating Partnership repaid this note in full in November 2002.

(12) For a description of 2009 Notes see "Debt Offering" section below.

(13) The notes were issued in an offering registered with the Securities and Exchange Commission ("SEC").

(14) The balance of this debt was repaid on its due date with funds from the Operating Partnership's credit facility.

(15) The $400.0 million credit facility with Fleet is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including total leverage based on trailing twelve months net operating income from the Properties, debt service coverage, and specific mix of office and hotel assets and average occupancy of Office Properties. At December 31, 2002, the maximum borrowing capacity under the credit facility was approximately $400.0 million. The outstanding balance excludes letters of credit issued under the Operating Partnership's credit facility of $15.2 million which reduce the Operating Partnership's maximum borrowing capacity.

(16) At December 31, 2001, short-term borrowings include the unsecured JP Morgan Loan Sales Facility, a $50.0 million credit facility, and the $50.0 million unsecured Fleet Bridge Loan. The lender under the JP Morgan Loan Sales Facility is not required to fund draws under the loan unless certain conditions not within the control of the Operating Partnership are met. As a result, the Operating Partnership maintains sufficient availability under the Credit Facility to repay the JP Morgan Loan Sales Facility at any time. At December 31, 2002, the Operating Partnership's $50.0 million unsecured credit facility with JP Morgan is available, but there is no outstanding balance.


         The following table shows information about the Operating Partnership's consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or the Operating Partnership's anticipated payoff dates.

                                                          WEIGHTED         WEIGHTED
                                           PERCENTAGE      AVERAGE         AVERAGE
    (in thousands)            BALANCE      OF DEBT(1)       RATE           MATURITY
    --------------           ----------    -----------    --------       -------------
    Fixed Rate Debt          $1,644,716             69%        8.1%      11.1 years
    Variable Rate Debt          738,194             31         4.2        1.6 years
                             ----------    -----------     -------       -------------
    Total Debt               $2,382,910            100%        7.1%(2)    7.4 years(3)
                             ==========    ===========     =======       =============


-----------
(1) Including the $509.3 million of hedged variable rate debt, the percentages for fixed rate debt and variable rate debt are 90% and 10%, respectively.

(2) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.89%.

(3)  Based on contractual maturities. The overall weighted average maturity is
     3.9 years based on the Operating Partnership's expected payoff dates.

         Listed below are the aggregate principal payments by year required as of December 31, 2002 under indebtedness of the Operating Partnership. Scheduled principal installments and amounts due at maturity are included.

                        SECURED      UNSECURED    UNSECURED DEBT
(in thousands)           DEBT          DEBT       LINE OF CREDIT      TOTAL(1)
-------------         ----------    ----------    --------------    ----------
    2003              $  125,547    $       --    $           --    $  125,547
    2004                 275,116            --           164,000       439,116
    2005                 363,342            --                --       363,342
    2006                  18,330            --                --        18,330
    2007                  19,972       250,000                --       269,972
    Thereafter           791,603       375,000                --     1,166,603
                      ----------    ----------    --------------    ----------
                      $1,593,910    $  625,000    $      164,000    $2,382,910
                      ==========    ==========    ==============    ==========

------------
(1) These amounts do not reflect the effect of a one-year extension option on the credit facility and two one-year extension options on the Deutsche Bank
     - CMBS Loan, as noted above.

         The Operating Partnership plans to meet its maturing debt obligations through December 31, 2003 of approximately $125.5 million, primarily through refinancing of the $63.5 million Cigna Note, cash from operations and

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


return of capital from the Residential Development Segment, construction loan refinancings and additional borrowings under the Operating Partnership's credit facility.

         Any uncured or unwaived events of default under the Operating Partnership's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the credit facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of December 31, 2002, the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the year ended December 31, 2002, there were no circumstances that required pre-payment penalties or increased collateral related to the Operating Partnership's existing debt.

         In addition to the subsidiaries listed in Note 1, "Organization and Basis of Presentation," certain other subsidiaries of the Operating Partnership were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate are: Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding IX Properties (CRE Management IX, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L. P., CRE Management X, LLC); Spectrum Center (Spectrum Center Partners, L.P., Spectrum Mortgage Associates,
L. P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management,
LLC), and Crescent Finance Company.

DEBT REFINANCING AND FLEET FACILITY

         In May 2001, the Operating Partnership (i) repaid and retired the UBS Facility which consisted of the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II; (ii) repaid and retired the iStar Financial Note; and (iii) modified and replaced the Fleet Term Note II with proceeds from a $970.0 million debt refinancing. In May 2001, the Operating Partnership wrote off $10.8 million of deferred financing costs related to the early extinguishment of the UBS Facility, which is included in the Operating Partnership's Consolidated Statements of Operations as "Extraordinary Item - Extinguishment of Debt."

         New Debt Resulting from Refinancing:


                                  MAXIMUM                   INTEREST              MATURITY
           DESCRIPTION            BORROWING                   RATE                  DATE
------------------------------    ---------        ---------------------------    --------
(in thousands)
-------------
Fleet Facility                    $ 400,000(1)     LIBOR + 187.5 basis points      2004(2)
Fleet Fund I and II Term Note     $ 275,000        LIBOR + 325 basis points        2005
Deutsche Bank - CMBS Loan         $ 220,000        LIBOR + 234 basis points        2004(3)

----------
(1)  The $400.0 million Fleet Facility is an unsecured revolving line of credit.

(2)  One-year extension option.

(3)  Two one-year extension options.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Debt Repaid or Modified and Replaced by Refinancing:

                          MAXIMUM               INTEREST             MATURITY         BALANCE
    DESCRIPTION          BORROWING                RATE                 DATE       REPAID/MODIFIED
--------------------     ---------       ------------------------    --------     ---------------
(in thousands)
-------------

UBS Line of Credit       $ 300,000       LIBOR + 250 basis points       2003      $      165,000
UBS Term Loan I          $ 146,775       LIBOR + 250 basis points       2003      $      146,775
UBS Term Loan II         $ 326,677       LIBOR + 275 basis points       2004      $      326,677
Fleet Term Note II       $ 200,000       LIBOR + 400 basis points       2003      $      200,000
iStar Financial Note     $  97,123       LIBOR + 175 basis points       2001      $       97,123

---------
(1) All the amounts listed, other than the Fleet Term Note II, were repaid. In May 2001, the Fleet Term Note II was modified and replaced by the Fleet Fund I and II Term Loan.

DEBT OFFERING

         On April 15, 2002, the Operating Partnership and Crescent Finance Company completed a private offering of $375.0 million in senior, unsecured notes due in 2009. On October 15, 2002, the Operating Partnership and Crescent Finance Company completed an exchange offer pursuant to which they exchanged notes registered with the Securities and Exchange Commission for $325.0 million of the privately issued notes. In addition, the Operating Partnership and Crescent Finance Company registered for resale the remaining $50.0 million of the privately issued notes, which were issued to Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and certain of his affiliates and family members. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Interest is payable on April 15 and October 15 of each year, beginning October 15, 2002.

         The net proceeds from the offering of notes were approximately $366.5 million. Approximately $309.5 million of the proceeds were used to pay down amounts outstanding under the Operating Partnership's credit facility, and the remaining proceeds were used to pay down $5.0 million of short-term indebtedness and redeem approximately $52.0 million of preferred Class A Units in Funding IX from GMACCM. See Note 19, "Sale of Preferred Equity Interests in Subsidiary," for a description of the Class A Units in Funding IX previously held by GMACCM.

              CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INTEREST RATE CAPS

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

13. CASH FLOW HEDGES

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of December 31, 2002, the Operating Partnership had entered into six cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements in place as of December 31, 2002, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI") for the year ended December 31, 2002.

                                                                                             UNREALIZED
    ISSUE        NOTIONAL     MATURITY    REFERENCE       FAIR            ADDITIONAL       GAINS (LOSSES)
   DATE(1)        AMOUNT        DATE         RATE      MARKET VALUE    INTEREST EXPENSE        IN OCI
----------       --------     --------    ---------    ------------    ----------------    --------------
(in thousands)
-------------
  7/21/99        $200,000      9/2/03       6.183%     $   (6,506)      $         8,752    $         4,342
  5/15/01         200,000      2/3/03       7.110%         (1,057)               10,831              9,706
  4/14/00         100,000     4/18/04       6.760%         (6,880)                4,807                 65
  9/2/03          200,000      9/1/06       3.723%         (4,698)                   --            (4,698)
  2/15/03         100,000     2/15/06       3.253%         (2,425)                   --            (2,425)
  2/15/03         100,000     2/15/06       3.255%         (2,433)                   --            (2,433)
                                                        ---------       ---------------    --------------
                                                        $ (23,999)      $        24,390    $        4,557
                                                        =========       ===============    ==============

---------
(1) For the year ended December 31, 2002, the Operating Partnership entered into agreements for three additional cash flow hedges that will be issued in 2003, and will replace two of the three existing cash flow hedges.

         The Operating Partnership has designated its six cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that re-prices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Operating Partnership uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and SFAS No. 138. The Operating Partnership uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Operating Partnership will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Over the next 12 months, an estimated $17.7 million will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

         CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt. During 2002, CRDI had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS Nos. 133 and 138.

         The following table shows information regarding CRDI's cash flow hedge agreements during 2002 and additional capitalized interest thereon as of that date. Unlike the additional interest on the Operating Partnership's cash flow hedges, which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development. Also presented are the unrealized gains in Other Comprehensive Income for the year ended December 31, 2002.


                                                                           ADDITIONAL       UNREALIZED
 ISSUE           NOTIONAL      MATURITY    REFERENCE       FAIR           CAPITALIZED        GAINS IN
 DATE             AMOUNT         DATE        RATE       MARKET VALUE       INTEREST            OCI
----------       --------      --------    ---------    ------------      -----------       ----------
(in thousands)
-------------
1/2/01           $ 18,868      11/16/02       4.34%     $         --      $       366       $      481
9/4/01           $  5,400        9/4/03       5.56%     $       (101)     $       142       $       18
9/4/01           $  3,920        9/4/03       5.56%     $        (78)     $       104       $        9
                                                        ------------      -----------       ----------
                                                        $       (179)     $       612       $      508
                                                        ============      ===========       ==========

         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes that the hedges are highly effective.

14. RENTALS UNDER OPERATING LEASES

         As of December 31, 2002, the Operating Partnership received rental income from the lessees of 66 consolidated Office Properties and one Resort/Hotel Property under operating leases.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which the Operating Partnership acquired, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties previously leased to COPI. Therefore, the Operating Partnership stopped recognizing rental income from operating leases for these Resort/Hotel Properties on February 14, 2002. The lease of the one Resort/Hotel Property for which the Operating Partnership continues to recognize rental income under an operating lease provides for percentage rent. For the years ended December 31, 2002, 2001 and 2000, the percentage rent amounts for the one Resort/Hotel Property were $4.7 million, $4.9 million and $6.0 million, respectively.

         In general, Office Property leases provide for the payment of fixed base rents and the reimbursement by the tenant to the Operating Partnership of annual increases in operating expenses in excess of base year operating expenses. The excess operating expense amounts totaled $89.6 million, $98.8 million and $91.7 million, for the years ended December 31, 2002, 2001 and 2000, respectively. These excess operating expenses are generally payable in equal installments throughout the year, based on estimated increases, with any differences adjusted at year end based upon actual expenses.

         For non-cancelable operating leases for wholly-owned and joint venture consolidated Office Properties owned as of December 31, 2002, future minimum rentals (base rents) during the next five years and thereafter (excluding tenant reimbursements of operating expenses for Office Properties) are as follows:


                        FUTURE
                       MINIMUM
(in millions)          RENTALS
-------------          --------
2003                   $  373.7
2004                      317.2
2005                      268.1
2006                      218.0
2007                      150.0
Thereafter                511.4
                       --------
                       $1,838.4
                       ========

See Note 2, "Summary of Significant Accounting Policies," for discussion of revenue recognition.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. COMMITMENTS, CONTINGENCIES AND LITIGATION

COMMITMENTS

Lease Commitments

         The Operating Partnership has 13 wholly-owned Properties located on land that is subject to long-term ground leases, which expire between 2015 and 2080. The Operating Partnership also leases parking spaces in a parking garage adjacent to one of its Properties pursuant to a lease expiring in 2021. Lease expense associated with these leases during each of the three years ended December 31, 2002, 2001, and 2000 was $2.7 million, $2.8 million and $2.9 million, respectively. Future minimum lease payments due under such leases as of December 31, 2002, are as follows:

                     FUTURE MINIMUM
(in thousands)       LEASE PAYMENTS
-------------        --------------
2003                 $        2,209
2004                          2,213
2005                          2,202
2006                          2,202
2007                          2,204
Thereafter                  100,454
                     --------------
                     $      111,484
                     ==============


Guarantee Commitments

         The Financial Standards Accounting Board ("FASB") issued Interpretation 45 requiring a guarantor to disclose its guarantees. See also Note 2, "Summary of Significant Accounting Policies - FASB Interpretation 45." The Operating Partnership's guarantees in place as of December 31, 2002 are listed in the table below. No triggering events or conditions are anticipated to occur that would require payment under the guarantees and the Operating Partnership's collateral supporting the loans which are guaranteed is sufficient to cover the maximum potential amount of future payments and therefore, would not require the Operating Partnership to provide additional collateral to support the guarantees.


                                                                    Guaranteed Amount          Maximum
                                                                        Outstanding          Guaranteed
(in thousands)                                                      at December 31, 2002       Amount
--------------                                                      --------------------     ----------
DEBTOR
-------------------------------------------------------------
Crescent 5 Houston Center, L.P.(1)(2)                                    $   62,982          $   82,500
CRDI - Eagle Ranch Metropolitan District - Letter of Credit(3)               15,197              15,197
Main Street Partners L.P. - Letter of Credit(1)(4)                            4,250               4,250
Manalapan Hotel Partners, L.L.C. - Letter of Credit(1)(5)                     3,000               3,000
                                                                         ----------          ----------
Total Guarantees                                                         $   85,429          $  104,947
                                                                         ==========          ==========

---------
(1) See Note 9, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Unconsolidated Debt Analysis," for a description of the terms of this debt.

(2) The Operating Partnership provides a full guarantee of principal up to $82.5 million for the construction loan on 5 Houston Center, which was completed in 2002. The guarantee amount reduces to $41.3 million upon achievement of specified conditions, including specified tenants occupying space and obtaining a certificate of occupancy; further reduction to $20.6 million upon achievement of 90% occupancy and 1.3x debt service coverage.

(3) The Operating Partnership provides a $15.2 million Letter of Credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds and Limited Tax Bonds.

(4) The Operating Partnership provides a Letter of Credit to guarantee $4.3 million of the principal repayment of the loan to Main Street Partners, L.P.

(5) The Operating Partnership provides a $3.0 million Letter of Credit to guarantee repayment of up to $3.0 million of principal of the Manalapan Hotel Partners, L.L.C. joint venture debt with Corus Bank.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COPI COMMITMENTS

         See Note 23, "COPI," for a description of the Operating Partnership's commitments related to the agreement with COPI, executed on February 14, 2002.

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

LITIGATION

         The Operating Partnership is involved from time to time in various claims and legal actions in the ordinary course of business. Management does not believe that the impact of such matters will have a material adverse effect on the Operating Partnership's financial position or results of operations when resolved.

         During the year ended December 31, 2002, the Operating Partnership received a $4.5 million litigation settlement fee, which is recorded in "Other Income" on the Operating Partnership's Consolidated Statements of Operations. In connection with the same litigation, the Operating Partnership incurred $2.6 million of legal fees, which is included in "Other Expenses."

16. STOCK AND UNIT BASED COMPENSATION

Stock Option Plans

         The Company has two stock incentive plans, the 1995 Stock Incentive Plan (the "1995 Plan") and the 1994 Stock Incentive Plan (the "1994 Plan"). Due to the approval of the 1995 Plan, additional options and restricted shares will no longer be granted under the 1994 Plan. Under the 1994 Plan, the Company had granted, net of forfeitures, 2,509,800 options which are fully vested and no restricted shares. The maximum number of options and/or restricted shares that the Company was able to initially grant at inception under the 1995 Plan was 2,850,000 shares. The maximum aggregate number of shares available for grant under the 1995 Plan increases automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of common shares and units outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of January 1, 2002, the number of shares the Company may issue under the 1995 Plan is 9,677,794. Under the 1995 Plan, the Company had issued shares on the exercise of options and restricted shares (net of forfeitures) of 1,939,816 and 323,718 respectively, through December 31, 2002. In addition, under the 1995 Plan, the Company had granted, net of forfeitures, unexercised options to purchase 7,393,584 shares as of February 14, 2003. Under both Plans, options are granted at a price not less than the market value of the shares on the date of grant and expire ten years from the date of grant. The options that have been granted under the 1995 Plan vest over five years, with the exception of 500,000 options that vest over two years, 250,000 options that vest over three and a half years and 60,000 options that vest six months from the initial date of grant.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               STOCK OPTIONS PLANS

         A summary of the status of the Company's 1994 and 1995 Plans as of December 31, 2002, 2001 and 2000 and changes during the years then ended is presented in the table below.

                                                   2002                              2001                             2000
                                            -------------------------    -------------------------    -------------------------
                                            OPTIONS TO      WTD. AVG.    OPTIONS TO      WTD. AVG.    OPTIONS TO      WTD. AVG.
                                             ACQUIRE        EXERCISE      ACQUIRE        EXERCISE       ACQUIRE       EXERCISE
                                              SHARES          PRICE        SHARES          PRICE        SHARES          PRICE
                                            ----------      ---------    ----------      ---------    ----------      ---------
Outstanding as of January 1,                     6,975      $      21         7,966      $      21         6,661      $       21
Granted                                          1,017             18           559             22         1,665              20
Exercised                                        (338)             16          (747)            17          (209)             15
Forfeited                                        (199)             18          (803)            20          (151)             20
Expired                                            --              --            --             --            --              --
Outstanding/Wtd. Avg. as of December 31,        7,455       $      21         6,975      $      21         7,966      $       21
                                           ----------       ---------    ----------      ---------    ----------      ----------
Exercisable/Wtd. Avg. as of December 31,        3,985       $      23         3,127      $      24         2,630      $       23
                                           ==========       =========    ==========      =========    ==========      ==========

         The following table summarizes information about the options outstanding and exercisable at December 31, 2002.

                                       OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                  -----------------------------    -------------------------------
                                    WTD AVG.
                                     YEARS
                     NUMBER        REMAINING                         NUMBER
    RANGE OF       OUTSTANDING      BEFORE         WTD. AVG.       EXERCISABLE       WTD. AVG.
EXERCISE PRICES    AT 12/31/02    EXPIRATION    EXERCISE PRICE      AT 12/31/02    EXERCISE PRICE
---------------    -----------    ----------    --------------     ------------    ---------------
$11 to 19                3,679           7.0    $           17            1,629    $            16
$19 to 27                2,280           7.4                22              954                 22
$27 to 39                1,496           5.1                32            1,402                 32
                   -----------    ----------    --------------     ------------    ---------------
$11 to 39                7,455           6.8    $           21            3,985    $            23
                   ===========    ==========    ==============     ============    ===============

         Effective February 19, 2002, John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, was granted the right to earn 300,000 restricted shares under the 1995 Plan. These shares vest at 100,000 shares per year on February 19, 2005, February 19, 2006 and February 19, 2007.

Unit Plans

         The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan (the "1995 Unit Plan") and the 1996 Unit Incentive Plan (the "1996 Unit Plan"). The 1995 Unit Plan is designed to reward persons who are not trust managers, officers or 10% shareholders of the Company. An aggregate of 100,000 common shares are reserved for issuance upon the exchange of 50,000 units available for issuance to employees and advisors under the 1995 Unit Plan. As of December 31, 2002, an aggregate of 7,012 units had been distributed under the 1995 Unit Plan. The 1995 Unit Plan does not provide for the grant of options. There was no activity in the 1995 Unit Plan in 2002, 2001 or 2000. The 1996 Unit Plan provides for the grant of options to acquire up to 2,000,000 units. Through December 31, 2002, the Operating Partnership had granted, net of forfeitures, options to acquire 2,000,000 units. Forfeited options are available for grant. The unit options granted under the 1996 Unit Plan were priced at fair market value on the date of grant, generally vest over seven years, and expire ten years from the date of grant. Pursuant to the terms of the unit options granted under the 1996 Unit Plan, because the fair market value of the Company's common shares equaled or exceeded $25 for each of ten consecutive trading days, the vesting of an aggregate of 500,000 units was accelerated and such units became immediately exercisable in 1996. In addition, 100,000 unit options vest 50% after three years and 50% after five years. Under the 1996 Unit Plan, each unit that may be purchased is exchangeable, as a result of shareholder approval in June 1997, for two common shares or, at the option of the Company, an equivalent amount of cash.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of the status of the Company's 1996 Unit Plan as of December 31, 2002, 2001 and 2000, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares).


                         1996 UNIT INCENTIVE OPTION PLAN

                                                        2002                       2001                       2000
                                            -------------------------    -------------------------   -----------------------
                                                               WTD.                      WTD.                         WTD.
                                                               AVG.        SHARES        AVG.         SHARES          AVG.
                                                SHARES      EXERCISE     UNDERLYING    EXERCISE      UNDERLYING    EXERCISE
                                             UNDERLYING      PRICE          UNIT         PRICE         UNIT          PRICE
(in thousands)                              UNIT OPTIONS   PER SHARE       OPTIONS     PER SHARE      OPTIONS      PER SHARE
----------------------------------------    ------------   ----------    ----------    ----------    ----------    ----------
Outstanding as of January 1,                       2,394   $       17         2,414    $       17         2,414    $       17
Granted                                              443           18            --            --            --            --
Exercised                                             --           --           (20)           18            --            --
Forfeited                                             --           --            --            --            --            --
Expired                                               --           --            --            --            --            --
                                            ------------   ----------    ----------    ----------    ----------    ----------
Outstanding/Wtd. Avg. as of December 31,           2,837   $       17         2,394    $       17         2,414    $       17
                                            ------------   ----------    ----------    ----------    ----------    ----------
Exercisable/Wtd. Avg. as of December 31,           2,080   $       17         1,766    $       18         1,571    $       18
                                            ============   ==========    ==========    ==========    ==========    ==========

UNIT OPTIONS GRANTED UNDER OPERATING PARTNERSHIP AGREEMENT

         On March 5, 2001, the Operating Partnership granted options to acquire 150,000 units to Dennis H. Alberts, in connection with his employment as the Chief Operating Officer of the General Partner and the Company. The 300,000 common share equivalents were priced at $21.84 per share, which equals the fair market value of the Company's common shares at the date of grant. The unit options will vest over five years.

         On February 19, 2002, the Operating Partnership granted options to acquire 2,528,571 units to Executive Officers of the Company, as part of an overall long-term compensation plan. The 5,057,142 common shares equivalents were priced at $17.51 per share, which equals the fair market value of the Company's common shares at the date of grant. The unit options will vest over five years.

STOCK OPTION AND UNIT PLANS

         On January 1, 2003, the Operating Partnership will adopt the expense recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation." The Operating Partnership will value unit options issued using the Black-Scholes option-pricing model and recognize this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption.

         Prior to January 1, 2003, the Operating Partnership followed the intrinsic method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, no stock or unit based compensation expense was recognized for the years ended December 31, 2002, 2001 or 2000. The adoption of SFAS No. 123 is prospective and the 2003 expense will relate only to stock options granted in 2003. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans, consistent with SFAS No. 123, the Operating Partnership's net income and earnings per unit would have been reduced to the following pro forma amounts:

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------------
(in thousands, except per unit amounts)               2002                        2001                     2000
---------------------------------------     ------------------------    ------------------------    ------------------------
                                            AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                            -----------    ---------    -----------    ---------    -----------    ---------
Basic EPS:
Net Income (Loss) available to
partners                                    $    91,390    $  87,072    $    10,505    $   5,364    $    283,678    $278,074

Diluted EPS:
Net Income available to
partners                                    $    91,390    $  87,072    $    10,505    $   5,364    $    283,678    $278,074

Basic Earnings per unit                     $      1.44    $    1.37    $      0.15    $    0.08    $       4.18    $   4.10
Diluted Earnings per unit                   $      1.44    $    1.37    $      0.15    $    0.08    $       4.15    $   4.06


         At December 31, 2002, 2001 and 2000, the weighted average fair value of common share and common share equivalent options granted was $1.40, $1.83 and $2.46, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model using the following expected weighted average assumptions in the calculation.


                                   FOR THE YEARS ENDED DECEMBER 31,
                                --------------------------------------
                                  2002           2001           2000
                                --------       --------       --------
Life of options                 10 years       10 years       10 years
Risk-free interest rates          4.0%           4.4%           8.0%
Dividend yields                   8.5%           8.3%          10.0%
Stock price volatility           25.1%          25.7%          26.0%

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. MINORITY INTEREST

         Minority interest in real estate partnerships represents joint venture or preferred equity partners' proportionate share of the equity in certain real estate partnerships. The Operating Partnership holds a controlling interest in the real estate partnerships and consolidates the real estate partnerships into the financial statements of the Operating Partnership. Income in the real estate partnerships is allocated to minority interest based on weighted average percentage ownership during the year.

         The following table summarizes the minority interest liability as of December 31, 2002 and 2001:

                                                                               2002         2001
                                                                             --------     --------
(in thousands)
------------
Development joint venture partners - Residential Development Segment (1)     $ 24,937     $     --
Joint venture partners - Office Segment                                        11,202       12,470
Joint venture partners - Resort/Hotel Segment                                   7,833           --
Funding IX preferred equity                                                        --      219,667
                                                                             --------     --------
                                                                             $ 43,972     $232,137
                                                                             ========     ========

---------
(1)  Not consolidated in 2001.

         The following table summarizes the minority interests' share of net income for the years ended December 31, 2002, 2001 and 2000:

                                                                               2002          2001          2000
                                                                             --------      --------     --------
(in thousands)
--------------
Development joint venture partners - Residential Development Segment (1)     $  4,723      $     --     $     --
Joint venture partners - Office Segment                                         2,400         1,329        1,735
Joint venture partners - Resort/Hotel Segment                                    (157)           --           --
Funding IX preferred equity                                                     5,724        19,015       17,846
                                                                             --------      --------     --------
                                                                             $ 12,690      $ 20,344     $ 19,581
                                                                             ========      ========     ========

---------
(1)  Not consolidated in 2001 or 2000.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18. PARTNERS' CAPITAL

         Each Operating Partnership unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the year ended December 31, 2002, there were 119,079 units exchanged for 238,158 common shares of the Company.

         During 2002, Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, contributed an aggregate of 4,805,800 common shares to the Operating Partnership in exchange for an aggregate of 2,402,900 units. See
Note 21, "Related Party Transactions - Share and Unit Exchange by Chairman," for additional information on this transaction. As a result of these transactions, the Company's percentage interest in the Operating Partnership decreased.

EMPLOYEE STOCK PURCHASE PLAN

         On June 25, 2001, the shareholders of the Company approved a new Employee Stock Purchase Plan (the "ESPP") that is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code ("IRC") of 1986, as amended. The ESPP is regarded as a non-compensatory plan under APB No. 25, because it meets the qualifications under IRC 423. Under the terms of the ESPP, eligible employees may purchase common shares of the Company at a price that is equal to 90% of the lower of the common shares' fair market value at the beginning or the end of a quarterly period. The fair market value of a common share is equal to the last sale price of the common shares on the New York Stock Exchange. Eligible employees may purchase the common shares through payroll deductions of up to 10% of eligible compensation. The ESPP is not subject to the provisions of ERISA. The ESPP was effective October 1, 2001, and will terminate on May 14, 2011.

         Effective January 1, 2003, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123 on a prospective basis. See Note 2, "Summary of Significant Accounting Policies," for more information on this accounting pronouncement. Unlike the accounting treatment under APB No. 25, under SFAS No. 123, the Operating Partnership will be required to record the stock purchase discount provided to employees as compensation expense in the Operating Partnership's Consolidated Statements of Operations.

         The 1,000,000 common shares that may be issued pursuant to the purchase of common shares under the ESPP represent less than 1.0% of the Company's outstanding common shares at December 31, 2002. The issuance of common shares by the Company will increase the Company's limited partner interest, which will result in a decrease in net income per unit.

SHARE REPURCHASE PROGRAM

         The Company commenced its Share Repurchase Program in March 2000. On October 15, 2001, the Company's Board of Trust Managers increased from $500.0 million to $800.0 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"). As of December 31, 2002, the Company had repurchased 20,256,423 common shares, under the Share Repurchase Program at an aggregate cost of approximately $386.9 million, resulting in an average repurchase price of $19.10 per common share. The repurchase of common shares by the Company will decrease the Company's limited partner interest, which will result in an increase in net income per unit.

         The following table shows a summary of the Company's common share repurchases by year, as of December 31:

                                    TOTAL        AVERAGE PRICE
                                   AMOUNT             PER
               SHARES          (in thousands)    COMMON SHARE
             ----------        --------------    -------------
2000         14,468,623          $ 281,300          $ 19.44
2001          4,287,800             77,054            17.97
2002          1,500,000             28,500            19.00
            -----------          ---------          -------
             20,256,423(1)(2)    $ 386,854          $ 19.10
            ===========          =========          =======

(1) Additionally, 17,890 of the Company's common shares were repurchased outside of the Share Repurchase Program as part of an executive incentive program.

(2) The Company contributed 11,354 common shares to the Company's scholarship fund during the year ended December 31, 2002. These shares were issued out of Treasury Shares.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

SERIES A PREFERRED OFFERING

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering") of an additional 2,800,000 shares of Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") at an $18.00 per share price and with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $50.4 million. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of 0.6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. The Series A Preferred Shares have no stated maturity and are not subject to sinking fund or mandatory redemption. On or after February 18, 2003, the Series A Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated accrued and unpaid distribution. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing May 15, 2002. The annual fixed dividend is $1.6875 per share. In connection with the April 2002 Series A Preferred Offering, the Operating Partnership issued additional Series A Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $2.2 million, of approximately $48.2 million. The net proceeds from the April 2002 Series A Preferred offering were used by the Operating Partnership to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM. See Note 19, "Sale of Preferred Equity Interests in Subsidiary and Intracompany Loan," for a description of the Class A Units.

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

         In connection with the May 2002 Series B Preferred Offering, the Operating Partnership issued Series B Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $2.8 million, of approximately $72.3 million. The net proceeds from the May 2002 Series B Preferred Offering were used by the Operating Partnership to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

         On June 6, 2002, an additional 400,000 Series B Preferred Shares were sold resulting in gross proceeds to the Company of approximately $10.0 million (the "June 2002 Series B Preferred Offering"). In connection with the June 2002 Series B Preferred Offering,

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the Operating Partnership issued additional Series B Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $0.4 million, of approximately $9.6 million. The net proceeds from the June 2002 Series B Preferred Offering were used the by the Operating Partnership to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement (the "Share Repurchase Agreement") with UBS to purchase a portion of its common shares from UBS. The Company had the option to settle the Share Repurchase Agreement in cash or common shares. During the year ended December 31, 2000, the Company purchased 5,809,180 common shares from UBS at an average cost of $17.62 per common share for an aggregate of approximately $102.3 million under the Share Repurchase Agreement with UBS. The purchase of the common shares by the Company decreased the Company's limited partner interest, which resulted in an increase in net income per unit.

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

         The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See Note 19, "Sale of Preferred Equity Interest in Subsidiary and Intracompany Loan."

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

         The following table summarizes the distributions paid or declared to unitholders and preferred unitholders for the year ended December 31, 2002 (dollars in thousands, except per unit amounts).

                                                                                               ANNUAL
                                   DIVIDEND/          TOTAL        RECORD        PAYMENT      DIVIDEND/
           SECURITY              DISTRIBUTION        AMOUNT         DATE           DATE     DISTRIBUTION
----------------------------     ------------       ---------     --------      --------    ------------
Units                            $       0.75       $  49,706     01/31/02       2/15/02    $       3.00
Units                            $       0.75       $  49,826     04/30/02       5/15/02    $       3.00
Units                            $       0.75       $  49,295     07/31/02       8/15/02    $       3.00
Units                            $       0.75       $  43,870     10/31/02      11/15/02    $       3.00
Units                            $       0.75       $  43,870     01/31/03      02/14/03    $       3.00
Series A Preferred Units(1)      $      0.422       $   3,375     01/31/02       2/15/02    $     1.6875
Series A Preferred Units(1)      $      0.422       $   4,556     04/30/02       5/15/02    $     1.6875
Series A Preferred Units(1)      $      0.422       $   4,556     07/31/02       8/15/02    $     1.6875
Series A Preferred Units(1)      $      0.422       $   4,556     10/31/02      11/15/02    $     1.6875
Series A Preferred Units(1)      $      0.422       $   4,556     01/31/03      02/14/03    $     1.6875
Series B Preferred Units(2)      $      0.587(3)    $   1,996     07/31/02       8/15/02    $     2.3750
Series B Preferred Units(2)      $      0.594       $   2,109     10/31/02      11/15/02    $     2.3750
Series B Preferred Units(2)      $      0.594       $   2,109     01/31/03      02/14/03    $     2.3750

---------
(1) See "Series A Preferred Offering" above for a description of the issuance of additional preferred units.

(2)  See "Series B Preferred Offering" above for a description of this offering.

(3)  Amount represents distribution for a partial quarter.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       The distributions to unitholders paid during the years ended December 31, 2002, 2001 and 2000, were $192.7 million, $274.4 million, and $298.5 million, respectively. These distributions represented an annualized distribution of $3.00, $4.05 and $4.40 per unit for the years ended December 31, 2002, 2001, 2000, respectively. As of December 31, 2001 and 2000, the Company was holding 14,468,623 of its common shares in its wholly-owned subsidiary, Crescent SH IX, Inc. ("SH IX"). The distribution amounts above include $16.3 million, $29.3 million and $17.3 million of distributions for the years ended December 31, 2002, 2001 and 2000, respectively, which were paid on the limited partner interest of the Company that was redeemed by the Operating Partnership in connection with the repurchase by the Company, during 2002, of the common shares held by SH IX.

       Distributions to Series A Preferred unitholders for the year ended December 31, 2002 were $17.0 million, and distributions to Series A Preferred unitholders for the years ended December 31, 2001 and 2000 were $13.5 million for each year. The distributions per Series A Preferred unit were $1.6875 per preferred share annualized for each of the three years.

       Distributions to Series B Preferred unitholders for the year ended December 31, 2002 were $4.1 million, or $2.3750 per share annualized.


19. SALE OF PREFERRED EQUITY INTEREST IN SUBSIDIARY AND INTRACOMPANY LOAN

         As of December 31, 2002, Funding IX held one Office Property and one Resort/Hotel Property. The Operating Partnership owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         During the year ended December 31, 2000, the Operating Partnership formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. Also, during the year ended December 31, 2000, GMACCM purchased $275.0 million of non-voting redeemable Class A units in Funding IX (the "Class A Units"). The Class A Units in Funding IX were redeemable at the Operating Partnership's option at the original price. As of December 31, 2000, the Operating Partnership had redeemed approximately $56.6 million of the Class A units in Funding IX from GMACCM.

         All of the Class A Units outstanding at December 31, 2000 were redeemed by Funding IX during the year ended December 31, 2002. As a result of the redemption, GMACCM ceased to be a partner of Funding IX or to have any rights or obligations as a partner and the Operating Partnership became the sole partner of Funding IX. In connection with the final redemption of Class A Units, SH IX, a wholly-owned subsidiary of the Company, transferred the 14,468,623 common shares of the Company held by SH IX to the Company, and the intracompany loan between Funding IX and SH IX was repaid.

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

         The operations, assets and liabilities of Funding IX and SH IX are consolidated with those of the Company in the Company's consolidated financial statements. The operations, assets and liabilities of Funding IX (but not those of SH IX) are consolidated with those of the Operating Partnership in the consolidated financial statements of the Operating Partnership. As a result, the note and the payments on the note by SH IX to Funding IX are eliminated in the Company's financial statements but are not eliminated in the financial

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


statements of the Operating Partnership. These items, therefore, are included in the Operating Partnership's financial statements in "Notes Receivable, Net" as of December 31, 2002 and 2001 and in "Interest and Other Income" for the years ended December 31, 2002, 2001 and 2000.

         The following table compares the current financial statements of the Operating Partnership prepared in accordance with GAAP and the adjusted Operating Partnership financial statements, adjusted for the elimination of the intracompany loan and associated interest income. This table provides certain components of the financial statements that would be affected by the elimination of the intracompany loan, accrued interest related to the loan and associated interest income.


                                                                                             AFTER ELIMINATION OF
                                         GAAP PRESENTATION                                     INTRACOMPANY LOAN
                                  ------------------------------                        ------------------------------
BALANCE SHEET DATA                DECEMBER 31,      DECEMBER 31,                        DECEMBER 31,      DECEMBER 31,
                                  ------------      ------------                        ------------      ------------
                                      2002              2001                                2002              2001
                                  ------------      ------------                        ------------      ------------
Total assets                      $  4,285,109      $  4,422,826                        $  4,285,109      $  4,138,102

                                                  YEAR ENDED                                    YEAR ENDED
                                                  DECEMBER 31,                                  DECEMBER 31,
                                              2002           2001             2000          2002           2001           2000
                                           ----------     ----------      ----------     ----------     ----------      ----------
OPERATING DATA:

Total Revenues                             $1,029,871     $  711,788      $  725,341     $1,016,403     $  682,516      $  704,049

Operating income                               29,053         (1,974)        106,636         15,585        (31,246)         77,364
      Income before discontinued
      operations and cumulative effect
      of a change in accounting
      principle                               113,791         33,338         300,223        100,323          4,066         278,931


Net income                                    113,139         24,006         300,084         99,671         (5,266)        278,792
Basic earnings per
unit(1):
      Income before income taxes,
         minority interest,
         discontinued operations, and
         cumulative effect of a change
         in accounting principle           $     1.79     $     0.49      $     4.42     $     1.71     $     0.07      $     4.37

Diluted earnings per
unit(1):
      Income before income taxes,
         minority interest,
         discontinued operations, and
         cumulative effect of a change
         in accounting principle           $     1.79     $     0.49      $     4.39     $     1.70     $     0.07      $     4.33


(1) The weighted average units used to calculate basic and diluted earnings per unit in accordance with GAAP include the common shares of the Company held in SH IX of 9,632,535 (4,816,268 equivalent units), 14,468,623 (7,234,312 equivalent units) and 8,184 578 (4,092,289 equivalent units) during the years ended December 31, 2002, 2001 and 2000, respectively. The adjusted basic and diluted earnings per unit after the elimination of the intracompany loan exclude the common shares of the Company held in SH IX.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20. INCOME TAXES

TAXABLE CONSOLIDATED ENTITIES

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of taxable consolidated entities for financial reporting purposes and the amounts used for income tax purposes. During 2002, the taxable consolidated entities were comprised of the taxable REIT subsidiaries of the Operating Partnership.

     Significant components of the Operating Partnership's deferred tax liabilities and assets are as follows:

                                                         DECEMBER 31,
                                                             2002
                                                         ------------
Deferred Tax Liabilities:
   Residential Development Costs                         $    (23,140)
   Depreciation                                                (3,195)
   Minority Interest                                           (4,782)
                                                         ------------
Total Deferred Tax Assets (Liabilities):                 $    (31,117)
                                                         ============

Deferred Tax Assets:
   Deferred Revenue                                      $     32,066
   Hotel Lease Acquisition Costs                                5,117
   Amortization of Intangible Assets                            8,659
   Net Operating Loss Carryforwards                             2,564
   Impairment of Assets                                         3,859
   Related Party Interest Expense Not Currently
     Deductible                                                11,850
   Other                                                        3,486
                                                         ------------
   Total Deferred Tax Assets                             $     67,601

   Valuation Allowance for Deferred Tax Assets                 (6,935)
                                                         ------------
   Deferred Tax Assets, Net of Valuation  Allowance      $     60,666
                                                         ============

Net Deferred Tax Assets (Liabilities)                    $     29,549
                                                         ============

         In addition to the Net Deferred Tax Assets of approximately $29.5 million at December 31, 2002, the Operating Partnership has a current tax receivable of $10.2 million comprising the total income tax asset - current and deferred, net on the Operating Partnership's Consolidated Balance Sheets.

         SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $6.9 million valuation allowance at December 31, 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The $6.9 million Valuation Allowance for Deferred Tax Assets, includes a valuation allowance of approximately $3.1 million for the CRL Investments, Inc. net operating loss carried over into the Operating Partnership as a result of the COPI transaction, resulting in a net $3.8 million increase in valuation allowance at December 31, 2002. The Operating Partnership has available net operating loss carryforwards of approximately $6.6 million arising from the operation of the consolidated taxable REIT subsidiaries. The Operating Partnership did not record a deferred tax benefit or expense during the years ended December 31, 2001 and 2000.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Consolidated loss subject to tax was $22.0 million for the year ended December 31, 2002. The reconciliation of (i) income tax attributable to consolidated loss subject to tax computed at the U.S. statutory rate to (ii) income tax benefit is shown below:

                                                           YEAR ENDED
                                                        DECEMBER 31, 2002
                                                     ---------------------
                                                      AMOUNT       PERCENT
                                                     -------       -------
Tax at U.S. statutory rates on consolidated loss     $(7,716)        (35.0)%
subject to tax
State income tax, net of federal income tax             (847)         (3.8)
benefit
Other                                                   (218)         (1.0)
Increase in valuation allowance                        3,859          17.5
                                                     -------       -------
                                                     $(4,922)        (22.3)%
                                                     =======       =======

         Income tax payments made by the Operating Partnership and its taxable REIT subsidiaries for 2002, were $2.8 million, which reflects the current tax provision for 2002. The Operating Partnership's deferred tax benefit for 2002 was $7.7 million.

21. RELATED PARTY TRANSACTIONS

DBL HOLDINGS, INC. ("DBL")

         As of December 31, 2002, the Operating Partnership owned 97.44% of DBL, with the remaining 2.56% economic interest in DBL (representing 100% of the voting interest in DBL) held by Mr. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. Originally, Mr. Goff contributed his voting interests in MVDC and HADC, originally valued at approximately $0.4 million, and approximately $0.1 million in cash for his interest in DBL. See
Note 26, "Subsequent Events," for a description of the purchase of Mr. Goff's interest in DBL by the Operating Partnership.

         DBL has a wholly-owned subsidiary, DBL-ABC, Inc., the assets of which are described in the following paragraph. DBL directly holds 66% of the voting stock in MVDC and HADC. At December 31, 2002, Mr. Goff's interest in DBL was approximately $0.5 million.

         Since June 1999, the Operating Partnership contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. The ownership structure of GMSP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by Mr. Goff. The remaining 2% general partnership interest is owned by parties unrelated to the Company. At December 31, 2002, DBL had an approximately $14.1 million investment in G2.

         In March 1999, DBL-CBO, Inc., a wholly-owned subsidiary of DBL, acquired an aggregate of $6.0 million in principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Islands limited liability company. Juniper 1999 - 1 Class C - 1 is the privately placed equity interest of a collateralized bond obligation. For the year ended December 31, 2002, the Operating Partnership recognized a charge related to this investment of $5.2 million reflected as "Equity and net income (loss) of unconsolidated companies, and Other." As a result of this impairment charge, at December 31, 2002 this investment was valued at $0.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COPI COLORADO, L. P.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to the Operating Partnership, pursuant to a strict foreclosure, COPI's 60% general partner interest in COPI Colorado, L.P. ("COPI Colorado"), the partnership that owned a 10% interest, representing all of the voting stock, in CRDI. John Goff, Vice Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, owned a 20% interest in COPI Colorado, and the remaining 20% interest was owned by a third party. As a result of this transaction, the Operating Partnership indirectly owned a 96% interest in CRDI. John Goff owned a 2% interest in CRDI and the remaining 2% interest was owned by the third party. The Operating Partnership fully consolidated the operations of CRDI as of the date of the asset transfer.

         On December 30, 2002, the Operating Partnership purchased the 40% interest in COPI Colorado from Mr. Goff and the third party, bringing the Operating Partnership's ownership in COPI Colorado to 100%. The purchase price of the 40% interest in COPI Colorado was $5.6 million, of which $2.8 million was paid to Mr. Goff. The Board of Trust Managers of the Company, including all of the independent trust managers, approved the transaction, based in part on an appraisal of the assets of COPI Colorado by an independent appraisal firm. Subsequent to the transaction, the Operating Partnership dissolved COPI Colorado and contributed its assets, all the voting stock of CRDI, to Crescent TRS Holdings Corp.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of December 31, 2002, the Operating Partnership had approximately $37.8 million of loans outstanding (including approximately $5.3 million loaned during the year ended December 31, 2002) to certain employees and trust managers of the Operating Partnership on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Directors and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Operating Partnership pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, had a loan representing $26.3 million of the $37.8 million total outstanding loans at December 31, 2002. Approximately $0.19 million of interest was outstanding related to these loans as of December 31, 2002. No conditions exist at December 31, 2002 which would cause any of the loans to be in default.

         Every month, federal short-term, mid-term and long-term rates (Applicable Federal Rates) ("AFR") are determined and published by the IRS based upon average market yields of specified maturities. On November 1, 2001, existing loans were amended to reduce the interest rates for their remaining terms to the Applicable Federal Rates. As a result, the interest rates on loans with remaining terms of three years or less at November 1, 2001 were reduced to approximately 2.7% per year and the interest rates on loans with remaining terms greater than three years as of November 1, 2001 were reduced to approximately 4.07% per year. These amended interest rates reflected below prevailing market interest rates and, in accordance with GAAP, the Operating Partnership recorded $750,000 of compensation expense for the year ended December 31, 2001.

         The Operating Partnership granted additional loans during 2002 through July 29, 2002, with AFR of 2.70% to 2.81%, which reflects below prevailing market interest rates and, in accordance with GAAP, the Operating Partnership recorded compensation expense. On July 29, 2002, the loans made pursuant to the Company's stock incentive plans were amended to extend the remaining terms of the loans until July 2012 and to stipulate that every three years the interest rate on the loans will be adjusted to the AFR applicable at that time for a three-year loan, reflecting a below prevailing market interest rate. Additionally, the employees and trust managers have been given the option, at any time, to fix the interest rate for each of the loans to the AFR applicable at that time for a loan with a term equal to the remaining term of the loan. The July 29, 2002 amendment resulted in $1.9 million of additional compensation expense for the year ended December 31, 2002, recorded in "Other Expenses" in the Operating Partnership's Consolidated Statements of Operations. Effective July 29, 2002, the Operating Partnership ceased offering to its employees and Trust Managers the option to obtain loans pursuant to the Company's stock and unit incentive plans.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEBT OFFERING

         On April 15, 2002, the Operating Partnership and Crescent Finance Company completed a private offering of $375.0 million in senior, unsecured notes due in 2009, $50.0 million of which were purchased by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and certain of his affiliates and family members (the "Rainwater Group"). The notes bear interest at 9.25% and were issued at 100% of issue price. The Operating Partnership and Crescent Finance Company registered for resale the notes issued to the Rainwater Group. See Note 11, "Notes Payable and Borrowings under Credit Facility," for additional information regarding the offering and the notes.

OTHER

         On June 28, 2002, the Operating Partnership purchased, and is holding for sale, the home of an executive officer of the Operating Partnership for approximately $2.7 million, which approximates fair market value of the home. This purchase was part of the officer's relocation agreement with the Operating Partnership.


SHARE AND UNIT EXCHANGE BY CHAIRMAN

         During 2002, the Company and the Operating Partnership agreed that it was in the best interest of the Company and its shareholders and of the Operating Partnership and its partners to permit Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, to exchange a portion of his common shares for units of the Operating Partnership so that additional purchases of common shares by the Company or Mr. Rainwater, or both, would not cause Mr. Rainwater to violate REIT equity ownership concentration rules and the Company's limitations on share ownership as set forth in its Declaration of Trust.

         On October 15, 2002, November 14, 2002 and November 20, 2002, Mr. Rainwater contributed 3,050,000, 700,800 and 1,055,000, respectively, of his common shares to the Operating Partnership in exchange for 1,525,000, 350,400 and 527,500 units, respectively. Each of the units issued to Mr. Rainwater may be exchanged for two common shares. The Operating Partnership immediately contributed the common shares that it received from Mr. Rainwater, in the aggregate amount of 4,805,000 common shares, to the Company and, as required by the limited partnership agreement of the Operating Partnership, redeemed a portion of the Company's limited partner interest in the Operating Partnership equal in value to the value of the common shares that the Operating Partnership contributed to the Company. In accordance with the terms of the Operating Partnership limited partnership agreement, the shares and the interest were valued at the closing price of the Company's common shares on the New York Stock Exchange on the date immediately preceding the date of the contributions. The closing price of the common shares was $14.62 on October 14, 2002, $14.94 on November 13, 2002 and $15.38 on November 19, 2002. As a result of these transactions, the Company's percentage interest in the Operating Partnership decreased.

         On November 20, 2002, the Company received approximately $0.3 million from Mr. Rainwater as a result of short swing profits realized by Mr. Rainwater on the sale of 300,000 of the Company's common shares between September 24, 2002 and November 18, 2002. The profit amount was computed pursuant to Section 16(b) of the Securities Exchange Act of 1934, and was a contribution by the Company to the Operating Partnership.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                                     FOR THE 2002 QUARTER ENDED
-------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                        MARCH 31,      JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
--------------                                                       ----------     ----------    -------------    ------------

Revenues                                                             $   226,971    $   284,262    $ 247,468       $ 271,170
Income before minority interests, income taxes,
 discontinued operations, and cumulative effect of a
 change in accounting principle                                           27,706         21,403       29,233          43,217
Minority interests                                                        (5,364)        (3,546)        (919)         (2,861)
Income tax  benefit (expense)                                              4,071             38        2,928          (2,115)
Discontinued operations                                                    4,319          1,103        1,603           2,650
Cumulative effect of a change in accounting principle                    (10,327)            --           --              --
Net income (loss) available to partners
    - basic                                                               19,308         13,661       26,470          31,951
    - diluted                                                             19,308         13,661       26,470          31,951
Per share data:
 Basic Earnings Per Unit
    - Income before discontinued operations and cumulative
      effect of a change in accounting principle                            0.39           0.20         0.40            0.50
    - Discontinued operations                                               0.06           0.01         0.02            0.05
    - Cumulative effect of a change in accounting principles               (0.16)            --           --              --
    - Net income (loss)                                                     0.29           0.21         0.42            0.55
 Diluted Earnings Per Unit
    - Income before discontinued operations and cumulative
      effect of a change in accounting principle                            0.39           0.20         0.40            0.50
    - Discontinued operations                                               0.06           0.01         0.02            0.05
    - Cumulative effect of a change in accounting principle                (0.16)            --           --              --
    - Net income                                                            0.29           0.21         0.42            0.55


                                                                                     FOR THE 2001 QUARTER ENDED
-------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                        MARCH 31,      JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
--------------                                                       ----------     ----------    -------------    ------------
Revenues                                                             $   183,281    $   194,638    $ 180,422       $ 153,447
Income before minority interests, income taxes,
 discontinued operations and extraordinary item                           48,148         41,055       37,449         (72,970)
Minority interests                                                        (5,683)        (5,215)      (5,310)         (4,136)
Income tax  benefit (expense)                                                 --             --           --              --
Discontinued operations                                                      777            895          917             253
Extraordinary Item                                                            --        (12,174)          --              --
Net income (loss) available to partners
    - basic                                                               39,887         21,296       29,746         (80,424)
    - diluted                                                             39,887         21,296       29,746         (80,424)
Per share data:
 Basic Earnings Per Unit
    - Income before discontinued operations and extraordinary item          0.58           0.48         0.43           (1.20)
    - Discontinued operations                                               0.01           0.01         0.02              --
    - Extraordinary item                                                      --          (0.18)          --              --
    - Net income (loss)                                                     0.59           0.31         0.45           (1.20)
 Diluted Earnings Per Unit
    - Income before discontinued operations and extraordinary item          0.58           0.48         0.43           (1.20)
    - Discontinued operations                                               0.01           0.01         0.02              --
    - Cumulative effect of change in accounting principle                     --          (0.18)          --              --
    - Net income (loss)                                                     0.59           0.31         0.45           (1.20)


23. COPI

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Also on June 28, 2001, the Operating Partnership entered into an agreement to make a $10.0 million investment in Crescent Machinery Company ("Crescent Machinery"), a wholly-owned subsidiary of COPI. This investment, together with capital from a third party investment firm, was expected to put Crescent Machinery on solid financial footing.

         Following the date of the agreements relating to the acquisition of COPI assets and stock and the investment in Crescent Machinery, the results of operations for the COPI hotel operations and the COPI land development interests declined, due in part to the slowdown in the economy after September 11. In addition, Crescent Machinery's results of operations suffered because of the economic environment and the overall reduction in national construction levels that affected the equipment rental and sale business, particularly post September 11. As a result, the Operating Partnership determined that a significant additional investment would have been necessary to adequately capitalize Crescent Machinery and satisfy concerns of Crescent Machinery's lenders.

         The Operating Partnership stopped recording rent from the leases of the eight Resort/Hotel Properties leased to subsidiaries of COPI on October 1, 2001, and recorded impairment and other adjustments related to COPI in the fourth quarter of 2001, based on the estimated fair value of the underlying assets.

IMPAIRMENT AND OTHER ADJUSTMENTS RELATED TO COPI

Resort/Hotel Accounts Receivable, net of allowance             $ 33,200
Resort/Hotel Deferred Rent Receivable                            12,700
Notes Receivable and Accrued Interest                            71,500
Asset transaction costs                                           2,800
                                                              ---------
                                                              $ 120,200
Less estimated collateral value to be received from COPI:
Estimated Fair Value of Resort/Hotel FF&E                       $ 6,900
Estimated Fair Value of Voting Stock of
  Residential Development Corporations                           38,500
                                                              ---------
                                                               $ 45,400
                                                              ---------
Impairment of assets                                           $ 74,800

Plus Estimated Costs Related to COPI Bankruptcy                  18,000
                                                              ---------
Impairment and other charges related to COPI                   $ 92,800
                                                               ========


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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         On February 6, 2002, Crescent Machinery filed for protection under the federal bankruptcy laws.

         On February 12, 2002, the Operating Partnership delivered default notices to COPI relating to approximately $49.0 million of unpaid rent and approximately $76.2 million of principal and accrued interest due to the Operating Partnership under certain secured loans.

         On February 14, 2002, the Operating Partnership executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and, pursuant to a strict foreclosure, all of COPI's voting interests in three of the Operating Partnership's Residential Development Corporations and other assets. The Operating Partnership agreed to assist and provide funding to COPI for the implementation of a pre-packaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Operating Partnership were reduced by $23.6 million and its debt obligations were reduced by $40.1 million. These amounts include $18.3 million of value attributed to the lessee interests transferred by COPI to the Operating Partnership; however, in conformity with GAAP, the Operating Partnership assigned no value to these interests for financial reporting purposes.

         The Operating Partnership holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized limited liability companies entities that are wholly-owned taxable REIT subsidiaries of the Operating Partnership. The Operating Partnership has included these assets in its Resort/Hotel Segment and its Residential Development Segment, and fully consolidated the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations.

         The Agreement provides that COPI and the Operating Partnership will jointly seek to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Operating Partnership has agreed to provide approximately $14.0 million to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Company also agreed, however, that it will issue common shares with a minimum dollar value of approximately $2.2 million to the COPI stockholders, even if it would cause the total costs, claims and expenses that it pays to exceed $14.0 million. Currently, the Operating Partnership estimates that the value of the common shares that will be issued to the COPI stockholders will be between approximately $2.2 million and $5.4 million. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary from the estimated amounts, but will have a value of at least $2.2 million.

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         If the COPI bankruptcy plan is approved by the required vote of the shares of COPI common stock and approved by bankruptcy court, the holders of COPI's common stock will receive the Company's common shares. As stockholders of COPI, Mr. Rainwater and Mr. Goff will also receive the Company's common shares.

         Pursuant to the Agreement, the current and former directors and officers of COPI and the current and former trust managers and officers of the Company also have received a release from COPI of liability for any actions taken prior to February 14, 2002, and, depending on various factors, will receive certain liability releases from COPI and its stockholders under the COPI bankruptcy plan.

         Completion and effectiveness of the pre-packaged bankruptcy plan for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the confirmation of the plan by the bankruptcy court. A special meeting of the stockholders of COPI to vote on the proposal to approve the pre-packaged bankruptcy plan of COPI is scheduled for March 6, 2003. See Note 26, "Subsequent Events," for information on the COPI stockholder meeting of March 6, 2003.

24. BEHAVIORAL HEALTHCARE PROPERTIES

         As of December 31, 1999, the behavioral healthcare segment consisted of 88 behavioral healthcare properties in 24 states, all of which were leased to Charter Behavioral Health Systems LLC ("CBHS") and its subsidiaries under a triple-net master lease.

         On February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Operating Partnership filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware.

         During the year ended December 31, 2000, payment and treatment of rent for the behavioral healthcare properties was subject to a rent stipulation agreed by certain of the parties involved in the CBHS bankruptcy proceeding. The Operating Partnership received approximately $15.4 million in rent and interest from CBHS during the year ended December 31, 2000, which is included in Interest and Other Income.

         The Operating Partnership received approximately $6.0 million in repayment of working capital loan from CBHS during the year ended December 31, 2001, which was previously written off and is included in Interest and Other Income.

         This table presents the dispositions of behavioral healthcare properties by year including the number of properties sold, net proceeds received, gains on sales and impairments recognized.

(in millions)    Number of
                 Properties       Net
   Year           Sold          Proceeds      Gain      Impairments(1)
------------    -----------     --------     ------     --------------
   2002                3        $    4.6     $   --        $   3.2
   2001               18            34.7        1.6            8.5
   2000               60           233.7       58.6            9.3

(1) The impairment charges represent the differences between the carrying values and the estimated sales prices less the costs of the sales for all properties held for sale during the respective year. See Note 5, "Discontinued Operations - Assets Held for Sale," for discussion of carrying value and the number of properties remaining to be sold.

     Depreciation has not been recognized since the dates the behavioral healthcare properties were classified as held for sale.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


25. BROADBAND

         In 2000, the Operating Partnership made an equity investment in Broadband Office, Inc. ("Broadband"), a facilities-based provider of broadband data, video and voice communication services delivered over fiber optic networks), and related entities. In May 2001, Broadband filed for Chapter 11 bankruptcy protection. The Operating Partnership's investment in Broadband was approximately $7.2 million. Yipes Communications Group, Inc. ("Yipes"), another telecom provider, received approval from the federal bankruptcy court to acquire certain rights formerly owned by Broadband. In addition, Yipes executed agreements with nine major real estate entities, including the Operating Partnership, to assume telecom licensing agreements, in modified formats. As part of this transaction, the Operating Partnership acquired ownership of certain telecom assets previously owned by Broadband and located within office properties in consideration for conveyance of its equity interest in Broadband to Yipes. These telecom assets were independently appraised and valued in excess of the Operating Partnership's equity interest in Broadband. As a result, the Operating Partnership reclassified its investment in Broadband of approximately $7.2 million from Other Assets to Building Improvements during the year ended December 31, 2001. Therefore, Broadband's bankruptcy did not have a material effect on the Operating Partnership's results of operations for the years ended December 31, 2002 and 2001 or its financial position as of December 31, 2002 and 2001.

26. SUBSEQUENT EVENTS

       On January 3, 2003, the Operating Partnership purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL Holdings, Inc. from John Goff, Vice-Chairman of the Company's Board of Trust Managers and sole director and Chief Executive Officer of the General Partner. Total consideration paid for Mr. Goff's interest was $0.4 million. The Board of Trust Managers of the Company, including all of the independent trust managers, approved the transaction, based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by the Operating Partnership and will be consolidated. In addition, because DBL owns a majority of the voting stock in MVDC and HADC, the Operating Partnership will consolidate these two Residential Development Corporations in the Residential Development Segment.

         On March 6, 2003, the stockholders of COPI approved a proposed pre-packaged bankruptcy plan for COPI. On March 10, 2003, COPI filed the plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas.

                                                                    SCHEDULE III


                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
        CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                             (dollars in thousands)



                                                                               Costs
                                                                             Capitalized     Impairment
                                                                             Subsequent to   to Carrying
                                                       Initial Costs          Acquisition       Value
                                                 ------------------------  ---------------- -------------
                                                                           Land, Buildings,   Buildings,               Buildings,
                                                                            Improvements,   Improvements,             Improvements,
                                                                             Furniture,       Furniture,               Furniture,
                                                            Buildings and   Fixtures and     Fixtures and             Fixtures and
        Description                                 Land     Improvements     Equipment        Equipment     Land       Equipment
----------------------------------------------   ---------- -------------  ---------------- ------------- ----------  -------------
The Citadel, Denver, CO                          $    1,803    $   17,259    $    5,192     $       --    $    1,803   $   22,451
Las Colinas Plaza, Irving, TX                         2,576         7,125         1,966             --         2,581        9,086
Carter Burgess Plaza, Fort Worth, TX                  1,375        66,649        40,871             --         1,375      107,520
The Crescent Office Towers, Dallas, TX                6,723       153,383        84,407             --         6,723      237,790
MacArthur Center I & II, Irving, TX                     704        17,247         5,337             --           880       22,408
125. E. John Carpenter Freeway, Irving, TX            2,200        48,744         4,144             --         2,200       52,888
Regency Plaza One, Denver, CO                           950        31,797         2,739             --           950       34,536
The Avallon, Austin, TX                                 475        11,207           812             --           475       12,019
Waterside Commons, Irving, TX                         3,650        20,135         7,534             --         3,650       27,669
Two Renaissance Square, Phoenix, AZ                      --        54,412        10,684             --            --       65,096
Liberty Plaza I & II, Dallas, TX                      1,650        15,956           937             --         1,650       16,893
6225 North 24th Street, Phoenix, AZ(2)                  719         6,566        (7,285)            --            --           --
Denver Marriott City Center, Denver, CO                  --        50,364        12,956             --            --       63,320
MCI Tower, Denver, CO                                    --        56,593         7,622             --            --       64,215
Spectrum Center, Dallas, TX                           2,000        41,096         8,612             --         2,000       49,708
Ptarmigan Place, Denver, CO                           3,145        28,815         5,791             --         3,145       34,606
Stanford Corporate Centre, Dallas, TX                    --        16,493         6,763             --            --       23,256
Barton Oaks Plaza One, Austin, TX                       900         8,207         2,158             --           900       10,365
The Aberdeen, Dallas, TX                                850        25,895           409             --           850       26,304
12404 Park Central, Dallas, TX                        1,604        14,504         5,595             --         1,604       20,099
Briargate Office and
  Research Center, Colorado Springs, CO               2,000        18,044         2,013             --         2,000       20,057
Park Hyatt Beaver Creek, Avon, CO                    10,882        40,789        21,579             --        10,882       62,368
Albuquerque Plaza, Albuquerque, NM                       --        36,667         2,844             --           101       39,410
Hyatt Regency Albuquerque, Albuquerque, NM               --        32,241         5,714             --            --       37,955
The Woodlands Office Properties, Houston, TX(3)      14,400        44,388       (36,545)            --         5,666       16,577
Sonoma Mission Inn & Spa, Sonoma, CA(4)              10,000        44,922        31,372             --        10,000       76,294
Canyon Ranch, Tucson, AZ                             10,609        43,038        17,299             --        13,955       56,991
Canyon Ranch Land, Tucson, AZ(5)                      3,891            --        (3,891)            --            --           --
3333 Lee Parkway, Dallas, TX                          1,450        13,177         3,881             --         1,468       17,040
Greenway I & IA, Richardson, TX                  $    1,701    $   15,312    $      554     $       --    $    1,701       15,866
Three Westlake Park, Houston, TX(6)                   2,920        26,512       (29,432)            --            --           --







                                                                                                          Life on Which
                                                                                                         Depreciation in
                                                                                                          Latest Income
                                                               Accumulated     Date of      Acquisition    Statement Is
        Description                                Total      Depreciation   Construction      Date         Computed
----------------------------------------------   ----------  --------------  ------------   -----------  ---------------
The Citadel, Denver, CO                          $   24,254    $  (15,712)         1987         1987            (1)
Las Colinas Plaza, Irving, TX                        11,667        (5,160)         1989         1989            (1)
Carter Burgess Plaza, Fort Worth, TX                108,895       (51,427)         1982         1990            (1)
The Crescent Office Towers, Dallas, TX              244,513      (164,623)         1985         1993            (1)
MacArthur Center I & II, Irving, TX                  23,288        (9,426)    1982/1986         1993            (1)
125. E. John Carpenter Freeway, Irving, TX           55,088       (12,229)         1982         1994            (1)
Regency Plaza One, Denver, CO                        35,486        (8,449)         1985         1994            (1)
The Avallon, Austin, TX                              12,494        (2,531)         1986         1994            (1)
Waterside Commons, Irving, TX                        31,319        (5,938)         1986         1994            (1)
Two Renaissance Square, Phoenix, AZ                  65,096       (17,167)         1990         1994            (1)
Liberty Plaza I & II, Dallas, TX                     18,543        (3,625)    1981/1986         1994            (1)
6225 North 24th Street, Phoenix, AZ(2)                   --            --          1981         1995            (1)
Denver Marriott City Center, Denver, CO              63,320       (16,298)         1982         1995            (1)
MCI Tower, Denver, CO                                64,215       (11,078)         1982         1995            (1)
Spectrum Center, Dallas, TX                          51,708       (13,004)         1983         1995            (1)
Ptarmigan Place, Denver, CO                          37,751       (10,118)         1984         1995            (1)
Stanford Corporate Centre, Dallas, TX                23,256        (6,083)         1985         1995            (1)
Barton Oaks Plaza One, Austin, TX                    11,265        (2,842)         1986         1995            (1)
The Aberdeen, Dallas, TX                             27,154        (7,419)         1986         1995            (1)
12404 Park Central, Dallas, TX                       21,703        (4,914)         1987         1995            (1)
Briargate Office and
  Research Center, Colorado Springs, CO              22,057        (4,242)         1988         1995            (1)
Park Hyatt Beaver Creek, Avon, CO                    73,250       (13,020)         1989         1995            (1)
Albuquerque Plaza, Albuquerque, NM                   39,511        (7,433)         1990         1995            (1)
Hyatt Regency Albuquerque, Albuquerque, NM           37,955        (9,956)         1990         1995            (1)
The Woodlands Office Properties, Houston, TX(3)      22,243        (5,675)    1980-1996    1995/1996            (1)
Sonoma Mission Inn & Spa, Sonoma, CA(4)              86,294        (2,283)         1927         1996            (1)
Canyon Ranch, Tucson, AZ                             70,946        (9,577)         1980         1996            (1)
Canyon Ranch Land, Tucson, AZ(5)                         --            --          1980         1996            (1)
3333 Lee Parkway, Dallas, TX                         18,508        (4,082)         1983         1996            (1)
Greenway I & IA, Richardson, TX                  $   17,567    $   (2,520)         1983         1996            (1)
Three Westlake Park, Houston, TX(6)                      --           197          1983         1996            (1)

                                                                    SCHEDULE III


                                                                     Costs
                                                                   Capitalized     Impairment
                                                                   Subsequent to   to Carrying
                                             Initial Costs          Acquisition       Value
                                       ------------------------  ---------------- -------------
                                                                 Land, Buildings,   Buildings,              Buildings,
                                                                  Improvements,   Improvements,            Improvements,
                                                    Buildings      Furniture,       Furniture,              Furniture,
                                                       and        Fixtures and     Fixtures and            Fixtures and
        Description                          Land  Improvements     Equipment        Equipment     Land      Equipment     Total
-------------------------------------  ---------- -------------  ---------------- ------------- ---------- ------------- ----------

Frost Bank Plaza, Austin, TX                   --        36,019         5,647             --            --      41,666       41,666
301 Congress Avenue, Austin, TX             2,000        41,735         8,607             --         2,000      50,342       52,342
Chancellor Park, San Diego, CA              8,028        23,430        (5,087)            --         2,328      24,043       26,371
Canyon Ranch, Lenox, MA                     4,200        25,218        16,815             --         4,200      42,033       46,233
Greenway Plaza Office Portfolio,           27,204       184,765       123,556             --        27,204     308,321      335,525
 Houston, TX
1800 West Loop South, Houston, TX           4,165        40,857         4,407             --         4,106      45,323       49,429
55 Madison, Denver, CO                      1,451        13,253         1,447             --         1,451      14,700       16,151
Miami Center, Miami, FL(7)                 13,145       118,763      (131,908)            --            --          --           --
44 Cook, Denver, CO                         1,451        13,253         2,948             --         1,451      16,201       17,652
Trammell Crow Center, Dallas, TX           25,029       137,320        15,490             --        25,029     152,810      177,839
Greenway II, Richardson, TX                 1,823        16,421         1,216             --         1,823      17,637       19,460
Fountain Place, Dallas, TX                 10,364       103,212         9,796             --        10,364     113,008      123,372
Behavioral Healthcare Facilities(8)        89,000       301,269      (242,923)      (125,432)        8,697      13,217       21,914
Houston Center, Houston, TX                25,003       224,041        20,398             --        19,905     249,537      269,442
Ventana Country Inn, Big Sur, CA            2,782        26,744         5,613             --         2,782      32,357       35,139
5050 Quorum, Dallas, TX                       898         8,243         1,696             --           898       9,939       10,837
Addison Tower, Dallas, TX                     830         7,701           938             --           830       8,639        9,469
Cedar Springs Plaza, Dallas, TX(9)            700         6,549        (7,249)            --            --          --           --
Palisades Central I, Dallas, TX             1,300        11,797         1,554             --         1,300      13,351       14,651
Palisades Central II, Dallas, TX            2,100        19,176         5,937             --         2,100      25,113       27,213
Reverchon Plaza, Dallas, TX(10)             2,850        26,302       (29,152)            --            --          --           --
Stemmons Place, Dallas, TX                     --        37,537         4,246             --            --      41,783       41,783
The Addison, Dallas, TX                     1,990        17,998         1,008             --         1,990      19,006       20,996
Sonoma Golf Course, Sonoma, CA             14,956            --         3,286             --        11,795       6,447       18,242
Austin Centre,  Austin, TX                  1,494        36,475         2,828             --         1,494      39,303       40,797
Omni Austin Hotel,  Austin, TX              2,409        56,670         3,844             --         2,409      60,514       62,923
Post Oak Central, Houston, TX              15,525       139,777        11,526             --        15,525     151,303      166,828
Datran Center, Miami, FL                       --        71,091         4,975             --            --      76,066       76,066
Avallon Phase II,  Austin, TX               1,102        23,401           134             --         1,236      23,401       24,637
Plaza Park Garage                           2,032        14,125           613             --         2,032      14,738       16,770
Washington Harbour Phase II,               15,279           411       (15,690)            --            --          --           --
 Washington, D.C.(11)
Johns Manville Plaza, Denver, CO(12)        9,128        74,937            --             --         9,128      74,937       84,065
Land held for development or sale,         50,735            --        (2,475)            --        48,260          --       48,260
 Houston, TX(13)
Crescent Real Estate Equities L.P.             --            --        34,173             --            --      34,173       34,173
Other                                      18,588        11,351         9,190             --        24,657      14,472       39,129
Land held for development or sale,         27,288            --        (7,474)            --        19,670         144       19,814
 Dallas, TX
Desert Mountain Development Corp.(14)  $  120,907    $   60,487    $    5,561     $       --    $  121,239  $   65,716   $  186,955
Crescent Resort Development, Inc.(14)     367,647        23,357       (54,180)            --       302,868      33,956      336,824
The Woodlands Land Company                  9,646            --           (77)            --         9,569          --        9,569
                                       ----------    ----------    ----------     ----------    ----------  ----------   ----------







                                                                                                Life on Which
                                                                                               Depreciation in
                                                                                                Latest Income
                                                     Accumulated     Date of      Acquisition    Statement Is
        Description                                 Depreciation   Construction      Date         Computed
----------------------------------------------     --------------  ------------   -----------  ---------------

Frost Bank Plaza, Austin, TX                             (8,265)         1984         1996            (1)
301 Congress Avenue, Austin, TX                         (10,615)         1986         1996            (1)
Chancellor Park, San Diego, CA                           (4,332)         1988         1996            (1)
Canyon Ranch, Lenox, MA                                  (9,135)         1989         1996            (1)
Greenway Plaza Office Portfolio, Houston, TX            (67,556)    1969-1982         1996            (1)
1800 West Loop South, Houston, TX                        (6,385)         1982         1997            (1)
55 Madison, Denver, CO                                   (2,812)         1982         1997            (1)
Miami Center, Miami, FL(7)                                   --          1983         1997            (1)
44 Cook, Denver, CO                                      (3,540)         1984         1997            (1)
Trammell Crow Center, Dallas, TX                        (25,645)         1984         1997            (1)
Greenway II, Richardson, TX                              (2,754)         1985         1997            (1)
Fountain Place, Dallas, TX                              (16,236)         1986         1997            (1)
Behavioral Healthcare Facilities(8)                      (3,490)    1983-1989         1997            (1)
Houston Center, Houston, TX                             (35,999)    1974-1983         1997            (1)
Ventana Country Inn, Big Sur, CA                         (5,452)    1975-1988         1997            (1)
5050 Quorum, Dallas, TX                                  (1,549)    1980/1986         1997            (1)
Addison Tower, Dallas, TX                                (1,442)    1980/1986         1997            (1)
Cedar Springs Plaza, Dallas, TX(9)                           --     1980/1986         1997            (1)
Palisades Central I, Dallas, TX                          (2,538)    1980/1986         1997            (1)
Palisades Central II, Dallas, TX                         (5,479)    1980/1986         1997            (1)
Reverchon Plaza, Dallas, TX(10)                              --     1980/1986         1997            (1)
Stemmons Place, Dallas, TX                               (7,102)    1980/1986         1997            (1)
The Addison, Dallas, TX                                  (2,723)    1980/1986         1997            (1)
Sonoma Golf Course, Sonoma, CA                           (1,504)         1929         1998            (1)
Austin Centre,  Austin, TX                               (5,718)         1986         1998            (1)
Omni Austin Hotel,  Austin, TX                          (11,374)         1986         1998            (1)
Post Oak Central, Houston, TX                           (18,901)    1974-1981         1998            (1)
Datran Center, Miami, FL                                 (9,191)    1986-1992         1998            (1)
Avallon Phase II,  Austin, TX                            (3,150)         1997           --            (1)
Plaza Park Garage                                        (1,491)         1998           --            (1)
Washington Harbour Phase II, Washington, D.C.(11)            --            --         1998
Johns Manville Plaza, Denver, CO(12)                       (687)           --         2002            (1)
Land held for development or sale, Houston, TX(13)           --            --           --
Crescent Real Estate Equities L.P.                      (12,696)           --           --            (1)
Other                                                      (944)           --           --            (1)
Land held for development or sale, Dallas, TX                --            --           --
Desert Mountain Development Corp.(14)                $  (26,165)           --         2002            (1)
Crescent Resort Development, Inc.(14)                    (1,542)           --         2002            (1)
The Woodlands Land Company                                   --            --         2002            (1)
                                                     ----------

                                                                    SCHEDULE III


                                                                    Costs
                                                                  Capitalized     Impairment
                                                                  Subsequent to   to Carrying
                                            Initial Costs          Acquisition       Value
                                      ------------------------  ---------------- -------------
                                                                Land, Buildings,   Buildings,               Buildings,
                                                                 Improvements,   Improvements,             Improvements,
                                                                  Furniture,       Furniture,               Furniture,
                                                 Buildings and   Fixtures and     Fixtures and             Fixtures and
        Description                      Land     Improvements     Equipment        Equipment      Land      Equipment      Total
-----------------------------------   ---------- -------------  ---------------- -------------  ---------- ------------- ----------
Total                                 $  972,226    $2,961,222    $   33,866     $ (125,432)    $  764,899  $3,076,983   $3,841,882
                                      ==========    ==========    ==========     ==========     ==========  ==========   ==========







                                                                                 Life on Which
                                                                                Depreciation in
                                                                                 Latest Income
                                      Accumulated     Date of      Acquisition    Statement Is
        Description                  Depreciation   Construction      Date         Computed
----------------------------------  --------------  ------------   -----------  ---------------
Total                                 $ (743,046)
                                      ==========


(1) Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:

         Building and improvements                             5 to 40 years
         Tenant improvements                                   Terms of leases
         Furniture, fixtures, and equipment                    3 to 5 years

(2)      This Office Property was sold on August 1, 2002.

(3)      During the year ended December 31, 2002, The Woodlands Office Equities
         - '95 Limited, owned by the Company and the Woodlands Commercial Properties Company, L.P., sold four of The Woodlands Office Properties.

(4) On September 1, 2002, the Company entered into a joint venture arrangement with a subsidiary of Fairmont Hotels and Resorts, Inc. for this Resort/Hotel Property.

(5) On September 30, 2002, the Company sold 30 acres of undeveloped land adjacent to Canyon Ranch - Tuscon.

(6) On August 21, 2002, the Company entered into joint venture arrangements with GE for this Office Property.

(7) On September 25, 2002, the Company entered into joint venture arrangements with JPM for this Office Property.

(8) Depreciation on behavioral healthcare properties held for sale ceased from 11/11/99 through 12/31/02 (the period over which these properties were held for sale).

(9)      This Office Property was sold on January 18, 2002.

(10)     This Office Property was sold on September 20, 2002.

(11)     The Washington Harbour land was sold on September 30, 2002.

(12)     This property was acquired on August 29, 2002.

(13) This amount includes 5.46 acres of undeveloped land near the Houston Center Hotel, which was sold on December 31, 2002, and 3.12 acres of undeveloped land located in the Greenway Plaza Office complex, which was sold on December 31, 2002.

(14) Land and cost capitalized subsequent to acquisition includes property under development and is net of residential development cost of sales.

A summary of combined real estate investments and accumulated depreciation is as follows:

                                                       2002            2001            2000
                                                  --------------  --------------  --------------

Real estate investments:
          Balance, beginning of year              $    3,428,757  $    3,690,915  $    4,095,574
                               Acquisitions               92,542               -          22,170
                               Improvements              625,203          98,946         108,950
                               Dispositions             (301,390)       (352,646)       (526,430)
                               Impairments                (3,230)         (8,458)         (9,349)
                                                  --------------  --------------  --------------
          Balance, end of year                    $    3,841,882  $    3,428,757  $    3,690,915
                                                  ==============  ==============  ==============

Accumulated Depreciation:
          Balance, beginning of year              $      648,834  $      564,805  $      507,520
                               Depreciation              134,948         111,086         123,839
                               Dispositions              (40,736)        (27,057)        (66,554)
                                                  --------------  --------------  --------------
          Balance, end of year                    $      743,046  $      648,834  $      564,805
                                                  ==============  ==============  ==============

      COMBINING FINANCIAL STATEMENTS

      The Woodlands Land Development Company, L.P.,
      The Woodlands Commercial Properties Company, L.P., and
      The Woodlands Operating Company, L.P.
      Year ended December 31, 2002

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                         Combining Financial Statements


                          Year ended December 31, 2002





                                    CONTENTS

Report of Independent Auditors.........................................................................152

Audited Combining Financial Statements

Combining Balance Sheet................................................................................153
Combining Statement of Earnings (Loss) and Comprehensive Income (Loss).................................154
Combining Statement of Changes in Partners' Equity (Deficit)...........................................155
Combining Statement of Cash Flows......................................................................156
Notes to Combining Financial Statements................................................................158

                         Report of Independent Auditors

To the Executive Committee
The Woodlands Land Development Company, L.P.
The Woodlands Commercial Properties Company, L.P., and
The Woodlands Operating Company, L.P.

We have audited the accompanying individual and combined balance sheets of The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties Company, L.P., and The Woodlands Operating Company, L.P. (Texas limited partnerships), (collectively the "Companies") as of December 31, 2002, and the individual and combined statements of earnings (loss) and comprehensive income
(loss), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the individual and combined financial position of the Companies as of December 31, 2002, and the individual and combined results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                             /s/ ERNST & YOUNG LLP

January 31, 2003

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                             Combining Balance Sheet


                                December 31, 2002
                             (Dollars in Thousands)


                                                             THE WOODLANDS     THE WOODLANDS
                                                                 LAND            COMMERCIAL      THE WOODLANDS
                                                              DEVELOPMENT        PROPERTIES        OPERATING
                                                             COMPANY, L.P.     COMPANY, L.P.     COMPANY, L.P.      COMBINED
                                                            ---------------    -------------     -------------      ---------
ASSETS
Cash and cash equivalents                                   $        15,289     $       5,816     $       3,890      $  24,995
Trade receivables                                                     2,455             4,683             5,583         12,721
Receivables from affiliates                                           6,785             4,561             7,051         18,397
Inventory                                                               212                --             1,774          1,986
Prepaid and other current assets                                      1,399             1,272             1,899          4,570
Notes and contracts receivable                                       29,048               366                --         29,414
Real estate                                                         388,587           126,257             2,580        517,424
Properties held for sale                                                 --             8,882                --          8,882
Other assets                                                          7,035             2,617             2,020         11,672
                                                            ---------------     -------------     -------------      ---------
                                                            $       450,810     $     154,454     $      24,797      $ 630,061
                                                            ===============     =============     =============      =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accounts payable and accrued liabilities                 $        29,008     $       4,706     $      18,444      $  52,158
   Payables to affiliates                                             6,675            10,893             5,977         23,545
   Credit facility                                                  230,000            55,000                --        285,000
   Debt related to properties held for sale                              --             8,001                --          8,001
   Other debt                                                        54,547             3,385                --         57,932
   Deferred revenue                                                  12,927                --             9,833         22,760
   Other liabilities                                                  7,068             5,832             2,121         15,021
   Notes payable to partners                                         25,000                --                --         25,000
                                                            ---------------     -------------     -------------      ---------
                                                                    365,225            87,817            36,375        489,417

Commitments and contingencies

Partners' equity (deficit)                                           85,585            66,637           (11,578)       140,644
                                                            ---------------     -------------     -------------      ---------
                                                            $       450,810     $     154,454     $      24,797      $ 630,061
                                                            ===============     =============     =============      =========

See accompanying notes.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

     Combining Statement of Earnings (Loss) and Comprehensive Income (Loss)


                      For the Year Ended December 31, 2002
                             (Dollars in Thousands)


                                                    THE WOODLANDS    THE WOODLANDS
                                                        LAND           COMMERCIAL      THE WOODLANDS
                                                     DEVELOPMENT       PROPERTIES        OPERATING
                                                    COMPANY, L.P.    COMPANY, L.P.     COMPANY, L.P.     ELIMINATIONS    COMBINED
                                                    -------------    -------------     -------------     ------------    --------
Revenues:
   Residential lot sales                            $      84,429     $         --      $         --     $         --    $ 84,429
   Commercial land sales                                   59,713               --                --               --      59,713
   Gain on sale of properties                                 645           48,275                --               --      48,920
   Conference Center and Country Club operations               --               --            53,710               --      53,710
   Other                                                   11,646           31,131            29,894           33,703      38,968
                                                    -------------    -------------     -------------     ------------    --------
                                                          156,433           79,406            83,604           33,703     285,740
                                                    -------------    -------------     -------------     ------------    --------
Costs and expenses:
   Residential lot cost of sales                           38,607               --                --               --      38,607
   Commercial land cost of sales                           19,579               --                --               --      19,579
   Conference Center and Country Club operations               --               --            56,925          (14,315)     42,610
   Operating expenses                                      32,616           15,617            27,146          (19,388)     55,991
   Depreciation and amortization                            2,208            9,989             1,143               --      13,340
                                                    -------------    -------------     -------------     ------------    --------
                                                           93,010           25,606            85,214          (33,703)    170,127
                                                    -------------    -------------     -------------     ------------    --------
Operating earnings (loss)                                  63,423           53,800            (1,610)              --     115,613
                                                    -------------    -------------     -------------     ------------    --------
Other expense:
   Interest expense                                        17,385            3,822                --              (80)     21,127
   Interest capitalized                                   (12,253)            (205)               --               --     (12,458)
   Amortization of debt costs                               1,495              753                --               --       2,248
   Other                                                    1,609              457               187               80       2,333
                                                    -------------    -------------     -------------     ------------    --------
                                                            8,236            4,827               187               --      13,250
                                                    -------------    -------------     -------------     ------------    --------
Net earnings (loss)                                        55,187           48,973            (1,797)              --     102,363

Other comprehensive income:
   Gain on interest rate swap                                 392               --                --               --         392
                                                    -------------    -------------     -------------     ------------    --------
Comprehensive income (loss)                         $      55,579    $      48,973     $      (1,797)    $         --    $102,755
                                                    =============    =============     =============     ============    ========

See accompanying notes.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

          Combining Statement of Changes in Partners' Equity (Deficit)


                      For the Year Ended December 31, 2002
                             (Dollars in Thousands)


                                                       JANUARY 1,                                     COMPREHENSIVE   DECEMBER 31,
                                                         2002       DISTRIBUTIONS   EARNINGS (LOSS)      INCOME           2002
                                                       ----------   -------------   ---------------   -------------   ------------
The Woodlands Land Development Company, L.P.:
   The Woodlands Land Company, Inc.                    $   42,939   $     (37,687)  $        29,138   $         206   $     34,596
   MS/TWC Joint Venture                                    57,084         (32,631)           25,498             183         50,134
   MS TWC, Inc.                                             1,011            (710)              551               3            855
                                                       ----------   -------------   ---------------   -------------   ------------
                                                          101,034         (71,028)           55,187             392         85,585
                                                       ----------   -------------   ---------------   -------------   ------------

The Woodlands Commercial Properties Company, L.P.:
   Crescent Real Estate Equities Limited Partnership       26,006         (18,675)           20,323              --         27,654
   MS/TWC Joint Venture                                    35,405         (20,925)           22,873              --         37,353
   CresWood Development, L.L.C                                627          (4,950)            5,287              --            964
   MS TWC, Inc.                                               626            (450)              490              --            666
                                                       ----------   -------------   ---------------   -------------   ------------
                                                           62,664         (45,000)           48,973              --         66,637
                                                       ----------   -------------   ---------------   -------------   ------------

The Woodlands Operating Company, L.P.:
   WOCOI Investment Company                                (4,158)             --            (1,672)             --         (5,830)
   MS/TWC Joint Venture                                    (5,526)             --              (105)             --         (5,631)
   MS TWC, Inc.                                               (97)             --               (20)             --           (117)
                                                       ----------   -------------   ---------------   -------------   ------------
                                                           (9,781)             --            (1,797)             --        (11,578)
                                                       ----------   -------------   ---------------   -------------   ------------
Combined                                               $  153,917   $    (116,028)  $       102,363   $         392   $    140,644
                                                       ==========   =============   ===============   =============   ============


See accompanying notes.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                        Combining Statement of Cash Flows


                      For the Year Ended December 31, 2002
                             (Dollars in Thousands)


                                                             THE WOODLANDS     THE WOODLANDS
                                                                 LAND            COMMERCIAL      THE WOODLANDS
                                                              DEVELOPMENT        PROPERTIES         OPERATING
                                                             COMPANY, L.P.      COMPANY, L.P.     COMPANY, L.P.      COMBINED
                                                            ---------------     -------------     -------------      ---------
OPERATING ACTIVITIES
Net earnings (loss)                                         $        55,187      $     48,973     $      (1,797)     $ 102,363
Adjustments to reconcile net earnings (loss) to cash
 provided by operating activities:
    Cost of land sold                                                58,186                --                --         58,186
    Land development capital expenditures                           (39,412)               --                --        (39,412)
    Depreciation and amortization                                     2,208             9,989             1,143         13,340
    Amortization of debt costs                                        1,495               753                --          2,248
    Gain on sale of properties                                         (645)          (48,275)               --        (48,920)
    Increase in notes and contracts receivable                       (3,350)             (196)               --         (3,546)
    Other                                                             5,825             4,621               894         11,340
    Changes in operating assets and liabilities:
      Trade receivables, inventory, and prepaid assets                 (881)           (3,399)           (2,629)        (6,909)
      Other assets                                                   (4,777)           (1,062)              246         (5,593)
      Accounts payable, accrued liabilities, and
         net payables with affiliates                                 1,239             3,559             5,018          9,816
                                                            ---------------     -------------     -------------      ---------
Cash provided by operating activities                                75,075            14,963             2,875         92,913
                                                            ---------------     -------------     -------------      ---------

INVESTING ACTIVITIES
Capital expenditures                                                (48,079)          (19,188)             (533)       (67,800)
Proceeds from sale of property                                           --            53,031                --         53,031
                                                            ---------------     -------------     -------------      ---------
Cash (used for) provided by investing activities                    (48,079)           33,843              (533)       (14,769)
                                                            ---------------     -------------     -------------      ---------

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                  Combining Statement of Cash Flows (continued)


                      For the Year Ended December 31, 2002
                             (Dollars in Thousands)


                                                 THE WOODLANDS     THE WOODLANDS
                                                     LAND            COMMERCIAL      THE WOODLANDS
                                                  DEVELOPMENT        PROPERTIES        OPERATING
                                                 COMPANY, L.P.      COMPANY, L.P.     COMPANY, L.P.      COMBINED
                                                ---------------     -------------     -------------      ---------
FINANCING ACTIVITIES
Distributions to partners                       $       (71,028)    $     (45,000)    $          --      $(116,028)
Debt borrowings                                          78,630            15,139                --         93,769
Debt repayments                                         (19,346)          (21,116)               --        (40,462)
Change in affiliated company note                        (2,651)            2,651                --             --
                                                ---------------     -------------     -------------      ---------
Cash used for financing activities                      (14,395)          (48,326)               --        (62,721)
                                                ---------------     -------------     -------------      ---------

Increase in cash and cash equivalents                    12,601               480             2,342         15,423
Cash and cash equivalents, beginning of year              2,688             5,336             1,548          9,572
                                                ---------------     -------------     -------------      ---------
Cash and cash equivalents, end of year          $        15,289     $       5,816     $       3,890      $  24,995
                                                ===============     =============     =============      =========


See accompanying notes.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                     Notes to Combining Financial Statements


                                December 31, 2002


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONTROL

The Woodlands Land Development Company, L.P. ("Woodlands Development"), The Woodlands Commercial Properties Company, L.P. ("Woodlands Commercial"), and The Woodlands Operating Company, L.P. ("Woodlands Operating"), Texas limited partnerships, (together "the CMS Partnerships"), are owned by entities controlled by Crescent Real Estate Equities Limited Partnership ("Crescent") and Morgan Stanley Real Estate Fund II, L.P. ("Morgan Stanley"). Woodlands Development and Woodlands Commercial are successors to The Woodlands Corporation. Prior to July 31, 1997, The Woodlands Corporation was a wholly owned subsidiary of Mitchell Energy & Development Corp. On July 31, 1997, The Woodlands Corporation was acquired by Crescent and Morgan Stanley and merged into Woodlands Commercial, a Texas limited partnership. Woodlands Commercial was then divided into two partnerships: Woodlands Commercial and Woodlands Development. Woodlands Operating purchased certain assets from Woodlands Commercial. Woodlands Operating and its subsidiary, WECCR General Partnership ("WECCR GP"), manage assets owned by Woodlands Commercial and Woodlands Development. In July 2000, Woodlands Development and Woodlands Commercial established Woodlands VTO 2000 Land, LP ("VTO Land"), a subsidiary of Woodlands Development, and Woodlands VTO 2000 Commercial, LP ("VTO Commercial"), a subsidiary of Woodlands Commercial, to own and operate certain commercial properties in The Woodlands. These subsidiaries purchased certain commercial properties owned by Woodlands Development and Woodlands Commercial. In June 2001, Woodlands Development established a subsidiary, The Woodlands Hotel, LP ("the Hotel") to construct and operate a hotel in The Woodlands.

PRINCIPLES OF COMBINATION

The combining financial statements include the accounts of the CMS Partnerships and are combined due to common ownership in certain cases and management. All significant transactions and accounts between the CMS Partnerships are eliminated in combination. The CMS Partnerships follow the equity method of accounting for their investments in 20% to 50% owned entities.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS

The CMS Partnerships' real estate activities are concentrated in The Woodlands, a planned community located north of Houston, Texas. Consequently, these operations and the associated credit risks may be affected, either positively or negatively, by changes in economic conditions in this geographical area. Activities associated with The Woodlands include residential and commercial land sales and the construction, operation, and management of office and industrial buildings, apartments, retail shopping centers, golf courses, and two conference and hotel facilities.

REAL ESTATE

Costs associated with the acquisition and development of real estate, including holding costs consisting principally of interest and ad valorem taxes, are capitalized as incurred. Capitalization of such holding costs is limited to properties for which active development continues. Capitalization ceases upon completion of a property or cessation of development activities. Where practicable, capitalized costs are specifically assigned to individual assets; otherwise, costs are allocated based on estimated values of the affected assets.

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the year ended December 31, 2002 there were no impairments recognized.

REVENUE RECOGNITION

Staff Accounting Bulletin No. 101 ("SAB 101") provides interpretive guidance on the proper revenue recognition, presentation, and disclosure in financial statements. The CMS Partnerships have reviewed their revenue recognition policies and determined that they are in compliance with accounting principles generally accepted in the United States and the related interpretive guidance set forth in SAB 101.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LAND SALES

Earnings from sales of real estate are recognized when a third-party buyer has made an adequate cash down payment and has attained the attributes of ownership. Notes received in connection with land sales are discounted when the stated purchase prices are significantly different from those that would have resulted from similar cash transactions. The cost of land sold is generally determined as a specific percentage of the sales revenues recognized for each land development project. The percentages are based on total estimated development costs and sales revenues for each project. These estimates are revised annually and are based on the then-current development strategy and operating assumptions utilizing internally developed projections for product type, revenue, and related development cost.

SALES OF COMMERCIAL PROPERTIES

Sales of commercial properties are accounted for under the accrual method when certain criteria are met. Gains or losses are recognized when a significant down payment has been made, the earnings process is complete, and the collection of any remaining receivables is reasonably assured.

LEASE REVENUE

Commercial properties are leased to third-party tenants generally involving multi-year terms. These leases are accounted for as operating leases.

DEPRECIATION

Depreciation of operating assets is provided on the straight-line method over the estimated useful lives of the assets. Useful lives range predominantly from 15 to 40 years for land improvements and buildings, 3 to 20 years for leasehold improvements, and 3 to 10 years for furniture, fixtures and equipment. Property and equipment are carried at cost less accumulated depreciation. Costs incurred for computer software developed for internal use are capitalized for application development activities.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related debt.

INCOME TAXES

Woodlands Development, Woodlands Commercial, and Woodlands Operating are not income tax-paying entities and all income and expenses are reported by the partners for tax reporting purposes. No provision for Federal income taxes is included in the accompanying combining financial statements for these entities. WECCR GP, a wholly owned subsidiary of Woodlands Operating, elected to be treated as an association taxable as a corporation effective March 1, 2002.

The tax returns, the qualification of the CMS Partnerships for tax purposes, and the amount of distributable partnership income or loss are subject to examination by Federal taxing authorities. If such examinations result in changes with respect to partnership qualification or in changes to distributable partnership income or loss, the tax liability of the partners could be changed accordingly.

INVENTORY

Inventory is carried at the lower of cost or market and consists primarily of golf-related clothing and equipment sold at golf course pro shops in The Woodlands. Cost is determined based on a first-in-first-out method.

STATEMENTS OF CASH FLOWS

Short-term investments with maturities of three months or less when purchased are considered to be cash equivalents. Debt borrowings and repayments with initial terms of three months or less are reported net. For the year ended December 31, 2002, Woodlands Development paid interest totaling $17,386,000 and Woodlands Commercial paid interest totaling $3,441,000.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of the long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The CMS Partnerships adopted SFAS No. 144 on January 1, 2002. This adoption did not have a material impact on their results of operations or financial position.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others. This Interpretation requires a guarantor to recognize, at the inception of a guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken for issuing the guarantee. The CMS Partnerships believe that this Interpretation will not have a material impact on their results of operations or financial position.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


2. NOTES AND CONTRACTS RECEIVABLE

Notes receivable are carried at cost, net of discounts. At December 31, 2002, Woodlands Development held notes and contracts receivable totaling $29,048,000, including amounts related to utility district receivables totaling $27,904,000. During 2002, Woodlands Development sold $13,885,000 of its utility district receivables to a financial institution under a factoring agreement, and recorded a retained interest related to these receivables of $1,305,000, which is included in the utility district receivables. The retained interest was calculated using a discount rate of 5% and assumes the receivables are collected within 3 years. Woodlands Development recorded a loss of $600,000 on these factorings. Utility district receivables, the collection of which is dependent on the ability of utility districts in The Woodlands to sell bonds, have a market interest rate of approximately 4.8% at December 31, 2002. Other notes receivable totaling $1,144,000 bear interest at an average rate of 7.9%. Maturities for 2003 through 2007 are $204,000, $186,000, $321,000, $217,000, and
$216,000.

At December 31, 2002, Woodlands Commercial held notes receivable totaling $366,000. The notes receivable have stated interest rates between prime plus .5% and prime plus 1.5%, with an average effective yield of approximately 5.4% at December 31, 2002. Contractual maturities are $116,000 in 2003 and $250,000 subsequently.

3. REAL ESTATE

The following is a summary of real estate at December 31, 2002 (in thousands):

                                        WOODLANDS        WOODLANDS         WOODLANDS
                                       DEVELOPMENT       COMMERCIAL        OPERATING         COMBINED
                                       -----------       ----------        ---------         --------
Land                                   $   284,452       $       --        $      --         $284,452
Commercial properties
    (substantially all pledged)             91,947          155,596            1,043          248,586
Equity investments (substantially
    all pledged)                             1,113            8,668               --            9,781
Other assets                                16,143              240            4,127           20,510
                                       -----------       ----------        ---------         --------
                                           393,655          164,504            5,170          563,329
Accumulated depreciation                    (5,068)         (38,247)          (2,590)         (45,905)
                                       -----------       ----------        ---------         --------
                                       $   388,587       $  126,257        $   2,580         $517,424
                                       ===========       ==========        =========         ========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


3. REAL ESTATE (CONTINUED)

LAND

The principal land development is The Woodlands, a mixed-use, master-planned community located north of Houston, Texas. Residential land is divided into eight villages in various stages of development. Each village has or is planned to contain a variety of housing, neighborhood retail centers, schools, parks, and other amenities. Woodlands Development controls the development of the residential communities and produces finished lots for sale to qualified builders. Housing is constructed in a wide range of pricing and product styles.

Commercial land is divided into distinct centers that serve or are planned to serve as locations for office buildings, retail and entertainment facilities, industrial and warehouse facilities, research and technology facilities, and college and training facilities. Woodlands Development produces finished sites for third parties or for its own building development activities.

COMMERCIAL PROPERTIES

Commercial and industrial properties owned or leased by the CMS Partnerships are leased to third-party tenants. At December 31, 2002, the net book value of assets under operating leases totaled $23,722,000 for Woodlands Development and $10,657,000 for Woodlands Commercial. Other commercial properties, which include a hotel and a golf course clubhouse, are under development at December 31, 2002. Lease terms range predominantly from 1 to 10 years with an average remaining term of 4 years. Minimum future lease revenues from noncancelable operating leases and subleases exclude contingent rentals that may be received under certain lease agreements. Tenant rents include rent for noncancelable operating leases, cancelable leases and month-to-month rents and are included in other revenue. For the year ended December 31, 2002, tenant rents totaled $2,616,000 for Woodlands Development. Tenant rents totaled $15,564,000 for Woodlands Commercial. Contingent rents include pass-throughs of incremental operating costs. For the year ended December 31, 2002, contingent rents totaled $185,000 for Woodlands Development. Contingent rents totaled $2,311,000 for Woodlands Commercial. Minimum future lease rentals for 2003 through 2007 and thereafter total $2,804,000, $2,776,000, $2,842,000, $2,372,000, $2,030,000, and $2,578,000
for Woodlands Development. Minimum future lease rentals for 2003 to 2007 and thereafter total $5,249,000, $4,826,000, $1,674,000, $1,145,000, $739,000, and
$133,000 for Woodlands Commercial.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


3. REAL ESTATE (CONTINUED)

During 2002, Woodlands Commercial sold commercial properties for $37,000,000 and recognized as other revenue a gain of $11,507,000 on the sales.

PROPERTIES HELD FOR SALE

In December 2002, a subsidiary of Woodlands Commercial acquired the limited partner interests in two partnerships for which Woodlands Commercial is the general partner. The carrying value of the underlying properties, $8,882,000, is classified as properties held-for-sale on the combining balance sheet. Woodlands Commercial intends to sell these properties in 2003.

4. EQUITY INVESTMENTS

During 2002, Woodlands Development and Woodlands Commercial's principal partnership and corporation interests included the following:

                                                 OWNERSHIP  NATURE OF OPERATIONS
                                                 ---------  --------------------
Woodlands Development:
   Stewart Title of Montgomery County, Inc.         50%     Title company
Woodlands Commercial:
   The Woodlands Mall Associates (sold December
      2002)                                         50%     Regional mall in The Woodlands
   Woodlands Office Equities -'95 Limited           25%     Office buildings in The Woodlands

Other partnerships own various commercial properties, all of which are located in The Woodlands. Woodlands Operating provides various management and leasing services to these affiliated entities on the same terms and conditions as unrelated third parties. Woodlands Development and Woodlands Commercial's net investment in each of these entities is included in the real estate caption on the combining balance sheet and their share

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


4. EQUITY INVESTMENTS (CONTINUED)

of these entities' pretax earnings is included in other revenues on the combining statement of earnings (loss) and comprehensive income (loss). A summary of their net investment as of December 31, 2002 and their share of pre-tax earnings for the year then ended follows (in thousands):



                                                         WOODLANDS     WOODLANDS
                                                        DEVELOPMENT    COMMERCIAL   COMBINED
                                                        -----------    ----------   --------
Net investment:
   Stewart Title of Montgomery County, Inc.             $     1,350    $       --   $  1,350
   Woodlands Office Equities - '95 Limited                       --         6,681      6,681
   Others, which own properties in The Woodlands               (237)        1,987      1,750
                                                        -----------    ----------   --------
                                                        $     1,113    $    8,668   $  9,781
                                                        ===========    ==========   ========

Equity in pretax earnings (loss):
   Stewart Title of Montgomery County, Inc.             $       609    $       --   $    609
   The Woodlands Mall Associates (sold December 2002)            --         1,677      1,677
   Woodlands Office Equities - '95 Limited                       --           711        711
   Others, which own properties in The Woodlands               (129)          423        294
                                                        -----------    ----------   --------
                                                        $       480    $    2,811   $  3,291
                                                        ===========    ==========   ========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


4. EQUITY INVESTMENTS (CONTINUED)

Summarized financial statement information for partnerships and a corporation in which Woodlands Development and Woodlands Commercial have an equity ownership interest at December 31, 2002, and for the year then ended, follows (in thousands):

                                                         WOODLANDS     WOODLANDS
                                                        DEVELOPMENT    COMMERCIAL   COMBINED
                                                        -----------    ----------   --------
Assets                                                  $     3,614    $   69,144   $ 72,758
Debt payable to third parties:
   The CMS Partnerships' proportionate share:
      Recourse to the CMS Partnerships                           --         4,024      4,024
      Nonrecourse to the CMS Partnerships                     1,809         3,102      4,911
   Other parties' proportionate share, of which
      $10,709 combined was guaranteed by the CMS
      Partnerships                                            1,808        24,131     25,939
Notes payable to the CMS Partnerships                            --           116        116
Accounts payable and deferred credits                           260         1,415      1,675
Owners' equity                                                 (263)       36,356     36,093

Revenues                                                      4,452        47,804     52,256
Operating earnings                                            1,453        25,433     26,886
Pre-tax earnings                                              1,144        16,322     17,466
The CMS Partnerships' share of pre-tax earnings                 480         2,811      3,291

Woodlands Commercial has guaranteed mortgage debt of its unconsolidated affiliates totaling $14,733,000 at December 31, 2002. These guarantees reduce in varying amounts through 2017 and would require payments only in the event of default on payment by the respective debtors. Woodlands Commercial believes that the likelihood is remote that payments will be required under these guarantees.

In December 2002, Woodlands Commercial sold its interest in The Woodlands Mall Associates for $43,400,000 and recognized as revenue a profit of $33,628,000 on the sale.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


5. DEBT

A summary of the CMS Partnerships' outstanding debt at December 31, 2002 follows (in thousands):

                                                         WOODLANDS     WOODLANDS
                                                        DEVELOPMENT    COMMERCIAL   COMBINED
                                                        -----------    ----------   --------
Bank credit agreement                                   $   230,000    $   55,000   $285,000
Subsidiaries' credit agreements                              39,438         3,385     42,823
Debt related to properties held for sale                         --         8,001      8,001
Mortgages payable                                            15,109            --     15,109
                                                        -----------    ----------   --------
                                                        $   284,547    $   66,386   $350,933
                                                        ===========    ==========   ========

BANK CREDIT AGREEMENT

In November 2002, Woodlands Development and Woodlands Commercial renegotiated their existing bank credit agreement. The new $400 million bank credit agreement has a three-year term expiring in November 2005 with two one-year extension options provided to the borrowers. The interest rate, based on the London Interbank Offered Rate plus a margin, was approximately 4.4% at December 31, 2002. Interest is paid monthly. Commitment fees, based on .25% of the unused commitment, totaled $126,000 for the year ended December 31, 2002. The credit agreement contains certain restrictions which, among other things, require the maintenance of specified financial ratios, restrict indebtedness and sale, lease or transfer of certain assets, and limit the right of Woodlands Development and Woodlands Commercial to merge with other companies and make distributions to their partners. At December 31, 2002, Woodlands Development and Woodlands Commercial were in compliance with their debt covenants. Certain assets of Woodlands Development and Woodlands Commercial, including cash, receivables, commercial properties, and equity investments in joint ventures and partnerships, secure the credit agreement. Mandatory debt maturities for 2003 to 2005 are $20,000,000, $22,500,000, and $242,500,000. Payments may be made by
Woodlands Development or Woodlands Commercial or both at their option. In addition to stipulated principal payments, principal payments are also required based on distributions to Crescent and Morgan Stanley and certain covenant tests. Prepayments can also be made at the discretion of Woodlands Development and Woodlands Commercial. Prepayments on the term loan are subject to a prepayment penalty of up to 2%.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


5. DEBT (CONTINUED)

At December 31, 2002, Woodlands Development and Woodlands Commercial had an interest rate swap agreement with a commercial bank to reduce the impact of increases in interest rates on their bank credit agreement. The interest swap agreement effectively limits their interest rate exposure on the notional amount of $50,000,000 to 2.355%. The interest swap agreement expires February 1, 2003. Woodlands Development and Woodlands Commercial are exposed to credit loss in the event of nonperformance by the other parties. However, management does not anticipate nonperformance by the other parties.

SUBSIDIARIES' CREDIT AGREEMENTS

VTO Land and VTO Commercial entered into a credit agreement that has a three-year term expiring in October 2003 with two one-year extension options. The interest rate, based on the London Interbank Offered Rate plus a margin, was approximately 3.4% at December 31, 2002. Interest is paid monthly. At December 31, 2002, the outstanding balance was $6,944,000 for VTO Land, and $3,385,000 for VTO Commercial. The credit agreement contains certain restrictions which, among other things, require the maintenance of specified financial ratios and restrict indebtedness and leasing. At December 31, 2002, VTO Land and VTO Commercial were in compliance with their debt covenants. Certain assets of the subsidiaries secure the agreement. Debt maturities for 2003 are $10,329,000. VTO Land, VTO Commercial, or both may make payments at their option.

At December 31, 2002, VTO Land and VTO Commercial had an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on their credit agreement. The interest cap agreement effectively limits their interest rate exposure on a notional amount to a maximum LIBOR rate of 9%. The notional amount is $33,750,000. The interest cap agreement matures at the same time as the credit agreement. VTO Land and VTO Commercial are exposed to credit loss in the event of nonperformance by the other party with respect to the interest cap agreement. However, management does not anticipate nonperformance by the other party.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


5. DEBT (CONTINUED)

The Woodlands Hotel, L.P., a subsidiary of Woodlands Development, had a $39,000,000 credit agreement to finance the construction of a hotel. This agreement matures in December 2005. At December 31, 2002, the outstanding balance was $32,494,000. The interest rate, based on the London Interbank Offered Rate plus a margin, was approximately 4.1% at December 31, 2002. Interest is paid monthly. No principal payments are due until 2005. The credit agreement contains certain restrictions which, among other things, require the maintenance of specified financial ratios and restrict indebtedness and leasing. At December 31, 2002, The Woodlands Hotel, L.P. was in compliance with its debt covenants. Certain assets of the subsidiary secure the agreement.

DERIVATIVES

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, establish accounting and reporting standards for derivative instruments and hedging activities. Derivative instruments are recorded on the balance sheet at fair value by "marking-to-market" all derivatives at period-end. Changes in fair value are recorded as an increase or decrease in partners' equity through either comprehensive income or net earnings, depending on the facts and circumstances with respect to the derivatives and their documentation. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document and assess the effectiveness of transactions that receive hedge accounting. To the extent that changes in market values are initially recorded in other comprehensive income, such changes reverse out and are recorded in net earnings in the same period in which the hedged item affects earnings. During 2002, the CMS Partnerships recorded a $119,000 loss in net earnings and a $392,000 gain in other comprehensive income related to hedges.

DEBT RELATED TO PROPERTIES HELD-FOR-SALE

The debt consists of two mortgages related to the properties held for sale discussed in Note 3. The mortgages have an average interest rate of 6.8%. Debt maturities for 2003 through 2007 and thereafter total $192,000, $207,000, $220,000, $237,000, $253,000, and $6,892,000. The mortgages are secured by two apartment properties.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


5. DEBT (CONTINUED)

MORTGAGES PAYABLE

The mortgages payable have an average interest rate of 5.9%. Debt maturities for 2003 through 2007 and thereafter total $656,000, $727,000, $2,239,000, $713,000,
$4,265,000, and $6,509,000. Mortgages payable are all secured by certain tracts of land.

6. NOTES PAYABLE TO PARTNERS

Woodlands Development has notes payable to its partners totaling $25,000,000. The notes bear interest at 15%. Interest is payable quarterly. All outstanding balances are due in 2007. These notes are subordinate to the bank credit agreement and mortgages payable described above.

7. COMMITMENTS AND CONTINGENCIES

CONTINGENT LIABILITIES

At December 31, 2002, the CMS Partnerships had contingent liabilities totaling approximately $20,428,000 consisting of letters of credit and guarantees. The letters of credit act as a guarantee of payment to third parties in accordance with specified terms and conditions. The guarantees consist primarily of loan guarantees and would require payment only in the event of default by the debtors.

LEASES

The CMS Partnerships have various noncancellable facilities and equipment lease agreements which provide for aggregate future payments of approximately $29,702,000, most of which is due from Woodlands Commercial. Lease terms extend to 2009 and have an average remaining term of six years. Minimum rentals for the years subsequent to December 31, 2002 total approximately $255,000 annually for 2003 to 2005 for Woodlands Development. Minimum rentals for 2003 to 2007 and thereafter for Woodlands Commercial total approximately $4,100,000, $3,922,000, $4,163,000, $4,623,000, $4,085,000, and $4,748,000. Minimum rentals for 2003 to
2007 and thereafter for Woodlands

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating total approximately $635,000, $459,000, $463,000, $460,000, $460,000,
and $819,000. Rental expense for operating leases for the year ended December 31, 2002 follows (in thousands):

Woodlands Development                  $       277
Woodlands Commercial                         3,864
WECCR GP                                       279
Woodlands Operating                            779
                                       -----------
                                       $     5,199
                                       ===========

LEGAL ACTIONS

The CMS Partnerships are a party to claims and legal actions arising in the ordinary course of their business and to recurring examinations by the Internal Revenue Service and other regulatory agencies. Management believes, after consultation with outside counsel, that adequate financial statement accruals have been provided for all known litigation contingencies where losses are deemed probable. Based on the status of other cases, the CMS Partnerships are unable to determine a range of such possible additional losses, if any, that might be incurred. The CMS Partnerships believe it is not probable that the ultimate resolution of these actions will have a material adverse effect on their financial position.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Woodlands Operating has deferred compensation arrangements for a select group of management employees that provides the opportunity to defer a portion of their cash compensation. Woodlands Operating's obligations under this plan are unsecured general obligations to pay in the future the value of the deferred compensation adjusted to reflect the performance of their investments, whether positive or negative, of selected measurement options, chosen by each participant, during the deferral period. Woodlands Operating has established trust accounts on behalf of the participating employees totaling $1,822,000 that are included in other assets at December 31, 2002.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INCENTIVE PLANS

Woodlands Operating instituted an incentive compensation plan for certain employees in 2001. The plan is unfunded and while certain payments are made currently, a portion of these payments is deferred and will be paid based on a vesting period of up to three years. For the year ended December 31, 2002, expenses recognized under the plan totaled $2,834,000 for Woodlands Development, $776,000 for Woodlands Commercial, and $273,000 for Woodlands Operating.

8. RELATED PARTY TRANSACTIONS

Woodlands Operating provides services to Woodlands Development and Woodlands Commercial under management and advisory services agreements. These agreements are automatically renewed annually. Woodlands Development and Woodlands Commercial pay Woodlands Operating an advisory fee equal to cost plus 3%. In addition, they reimburse Woodlands Operating for all costs and expenses incurred on their behalf. For the year ended December 31, 2002, Woodlands Operating recorded revenues of $13,337,000 for services provided to Woodlands Development, and $4,795,000 for services provided to Woodlands Commercial.

WECCR GP leases The Woodlands Conference Center and Country Club (the "Facilities") from Woodlands Commercial. The Facilities are operated by WECCR GP and consist of a 416-room hotel, conference center, country clubs, and golf and tennis facilities. The lease agreement has an eight-year term ending July 31, 2005. WECCR GP operates the Facilities and pays Woodlands Commercial a base rent of $750,000 per month and a quarterly percentage rent based on the gross receipts of the Facilities. For the year ended December 31, 2002, rent under the lease agreement totaled $14,315,000. In 2002, WECCR GP contracted with an affiliate of Morgan Stanley to manage the Facilities for a management fee equal to 2.5% of cash receipts, as defined in the agreement. During 2002, the management fee totaled $1,089,000.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


8. RELATED PARTY TRANSACTIONS (CONTINUED)

In 1999, Woodlands Development purchased approximately 1,000 acres of land in The Woodlands from Woodlands Commercial for $33,090,000, the then-current fair market value which approximated the carrying cost. The transaction consisted of cash and a $26,000,000 note. The remaining balance was repaid in 2002. For the year ended December 31, 2002, interest totaled $80,000. Interest is eliminated in the accompanying combining financial statements.

9. PARTNERS' EQUITY

Crescent's ownership interests in the CMS Partnerships are through The Woodlands Land Company, Inc., Crescent Real Estate Equities Limited Partnership, CresWood Development, L.L.C., and WOCOI Investment Company. Morgan Stanley's ownership interests are through MS/TWC Joint Venture and MS TWC, Inc. The partners' percentage interests are summarized below:

                                                                        GENERAL PARTNER  LIMITED PARTNER
                                                                           INTEREST          INTEREST
                                                                        ---------------  ---------------
Woodlands Development:
   The Woodlands Land Company, Inc.                                           42.5%
   MS/TWC Joint Venture                                                                        56.5%
   MS TWC, Inc.                                                                1.0%
Woodlands Commercial:
   Crescent Real Estate Equities Limited Partnership                                           41.5%
   MS/TWC Joint Venture                                                                        56.5%
   CresWood Development, L.L.C.                                                1.0%
   MS TWC, Inc.                                                                1.0%
Woodlands Operating:
   WOCOI Investment Company                                                   42.5%
   MS/TWC Joint Venture                                                                        56.5%
   MS TWC, Inc.                                                                1.0%

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


9. PARTNERS' EQUITY (CONTINUED)

The partnership agreements for each of the partnerships provide, among other things, the following:

(i) Woodlands Development, Woodlands Commercial, and Woodlands Operating are each governed by an Executive Committee composed of equal representation from their respective general partners.

(ii) Net income and losses from operations are currently allocated based on the payout percentages discussed below. A reclass of approximately $730,000 has been made for Woodlands Operating to the 2002 income allocation between the Morgan Stanley Crescent Partners to reflect the achievement in 2001 of the payout percentages discussed below.

(iii) Distributions are made to partners based on specified payout percentages and include cumulative preferred returns to Morgan Stanley's affiliates. The payout percentage to Morgan Stanley's affiliates is 57.5% until the affiliates receive distributions equal to their capital contributions and a 12% cumulative preferred return compounded quarterly. Then, the payout percentage to Morgan Stanley's affiliates is 50.5% until the affiliates receive distributions equal to their capital contributions and an 18% cumulative preferred return compounded quarterly. Thereafter, the payout percentage to Morgan Stanley's affiliates is 47.5%. During 2001, Morgan Stanley's affiliates received sufficient cumulative distributions to exceed their capital contributions plus cumulative returns of 18%. Accordingly, Morgan Stanley's affiliates are currently receiving a payout percentage of 47.5% and Crescent's affiliates are receiving 52.5%.

(iv) The CMS Partnerships will continue to exist until December 31, 2040 unless terminated earlier due to specified events.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


9. PARTNERS' EQUITY (CONTINUED)

(v) No additional partners may be admitted to the CMS Partnerships unless specific conditions in the partnership agreements are met. Partnership interests may be transferred to affiliates of Crescent or Morgan Stanley. Crescent has the right of first refusal to buy the partnership interests of the Morgan Stanley affiliates at the same terms and conditions offered to a third-party purchaser, or sell its affiliates' interests to the same third-party purchaser.

(vi) Crescent and Morgan Stanley have the right to offer to purchase the other partner's affiliates' partnership interests in the event of failure to make specified capital contributions or a specified default by the other. Specified defaults include bankruptcy, breach of partnership covenants, transfer of partnership interests except as permitted by the partnership agreements, and fraud or gross negligence.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of Woodlands Development's and Woodlands Commercial's financial instruments as of December 31, 2002 approximated their carrying amounts with the exception of the notes payable to partners for Woodlands Development, which had an estimated fair value of $33 million and debt for Woodlands Commercial which had an estimated fair value of $69 million.

Fair values of notes and contracts receivable were estimated by discounting future cash flows using interest rates at which similar loans currently could be made for similar maturities to borrowers with comparable credit ratings. Fair values of fixed-rate, long-term debt were based on current interest rates offered to the CMS Partnerships for debt with similar remaining maturities. For floating-rate debt obligations, carrying amounts and fair values were assumed to be equal because of the nature of these obligations. The carrying amounts of the CMS Partnerships' other financial instruments approximate their fair values.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


11. EMPLOYEE SAVINGS PLAN

Woodlands Operating has a 401(k) defined contribution plan that is available to all full-time employees who meet specified service requirements. The plan is administered by a third party. Contributions to the plan are based on a match of employee contributions up to a specified limit. For the year ended December 31, 2002, Woodlands Operating contributions totaled approximately $700,000.

12. INCOME TAXES

Effective March 1, 2002, WECCR GP elected to be classified as an association taxable as a corporation for federal tax income purposes. Accordingly, federal income tax has been provided. For state purposes, WECCR GP is a partnership. Accordingly, no state tax has been provided for WECCR GP. WECCR GP had no foreign operations.

Income tax benefit for the year ended December 31, 2002 is (in thousands):

Current federal income tax benefit                            $            --
Deferred federal income tax benefit                                    (4,371)
                                                              ---------------
Total federal income tax benefit                                       (4,371)
Valuation allowance                                                     4,371
                                                              ---------------
Total tax benefit                                             $            --
                                                              ===============


The income tax benefit reflected in the consolidated statement of loss differs from the amounts computed by applying the federal statutory rate of 35% to loss before income taxes and extraordinary items as follows (in thousands):

Federal tax benefit at U.S. statutory rate                     $          (629)
Woodlands Operating income not subject to tax                             (496)
WECCR GP partnership income not subject to tax                            (167)
Meals and entertainment                                                     22
Change in tax status                                                    (3,101)
Change in valuation allowance                                            4,371
                                                               ---------------
                                                               $            --
                                                               ===============

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combining Financial Statements (continued)


12. INCOME TAXES (CONTINUED)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of WECCR GP's assets and liabilities and for operating loss carryforwards. Valuation allowance is recognized on deferred tax assets if it is believed some or all of the deferred tax asset will not be realized. Significant components of WECCR GP's net deferred tax asset are as follows (in thousands):

Deferred tax assets:
Deferred revenue                                   $         3,441
Net operating loss                                             792
Other                                                          206
                                                   ---------------
                                                             4,439
                                                   ---------------

Deferred tax liabilities:
Other                                                           68
                                                   ---------------

Net deferred tax asset                                       4,371
Valuation allowance                                         (4,371)
                                                   ---------------
Net deferred taxes                                 $            --
                                                   ===============

The net operating loss can be carried forward for twenty years, or until 2022.

                  THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
                THE WOODLANDS COMMERCIAL PROPERTIES COMPANY, L.P.
                      THE WOODLANDS OPERATING COMPANY, L.P.


                    UNAUDITED COMBINING FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000

                  THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
                THE WOODLANDS COMMERCIAL PROPERTIES COMPANY, L.P.
                      THE WOODLANDS OPERATING COMPANY, L.P.
      UNAUDITED COMBINING BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


                                                                                         2001
                                                              ---------------------------------------------------------------
                                                                  The             The
                                                               Woodlands       Woodlands           The
                                                                 Land          Commercial        Woodlands
                                                              Development      Properties        Operating
                                                              Company, L.P.   Company, L.P.     Company, L.P.        COMBINED
                                                              -------------   -------------     -------------       ---------
ASSETS
Cash and cash equivalents .............................        $   2,688        $   5,336         $   1,548         $   9,572
Trade receivables .....................................            1,738            1,030             5,074             7,842
Inventory .............................................              138               --             1,210             1,348
Prepaid and other current assets ......................            1,309            2,784               343             4,436
Notes and contracts receivable ........................           25,698              170                --            25,868
Real estate ...........................................          365,636          125,704             2,837           494,177
Properties held for sale ..............................               --           22,316                --            22,316
Other assets ..........................................            3,361            2,779             1,995             8,135
                                                               ---------        ---------         ---------         ---------
                                                               $ 400,568        $ 160,119         $  13,007         $ 573,694
                                                               =========        =========         =========         =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities
   Accounts payable and accrued liabilities ...........        $  27,659        $   6,662         $  12,352         $  46,673
   Credit facility ....................................          201,154           60,736                --           261,890
   Other debt .........................................           24,109           30,887                --            54,996
   Deferred revenue ...................................           12,208               --             8,594            20,802
   Other liabilities ..................................            6,753            1,821             1,842            10,416
   Affiliated company note (receivable) payable .......            2,651           (2,651)               --                --
   Notes payable to partners ..........................           25,000               --                --            25,000
                                                               ---------        ---------         ---------         ---------
                                                                 299,534           97,455            22,788           419,777
Commitments and contingencies

Partners' equity (deficit) ............................          101,034           62,664            (9,781)          153,917
                                                               ---------        ---------         ---------         ---------
                                                               $ 400,568        $ 160,119         $  13,007         $ 573,694
                                                               =========        =========         =========         =========


                                                                                       2000
                                                         ----------------------------------------------------------------
                                                             The              The
                                                           Woodlands       Woodlands            The
                                                            Land           Commercial        Woodlands
                                                          Development      Properties        Operating
                                                         Company, L.P.    Company, L.P.     Company, L.P.        Combined
                                                         -------------    -------------     -------------       ---------
ASSETS
Cash and cash equivalents .........................        $  10,739        $  16,389         $   3,817         $  30,945
Trade receivables .................................              989               93             6,071             7,153
Inventory .........................................               56               --             1,217             1,273
Prepaid and other current assets ..................            2,072            3,766               432             6,270
Notes and contracts receivable ....................           30,471              377                --            30,848
Real estate .......................................          395,940          148,501             2,430           546,871
Properties held for sale ..........................               --               --                --                --
Other assets ......................................            4,342            3,724               738             8,804
                                                           ---------        ---------         ---------         ---------
                                                           $ 444,609        $ 172,850         $  14,705         $ 632,164
                                                           =========        =========         =========         =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities
   Accounts payable and accrued liabilities .......        $  31,533        $  13,995         $  13,493         $  59,021
   Credit facility ................................          217,000           63,000                --           280,000
   Other debt .....................................           38,356           35,773                --            74,129
   Deferred revenue ...............................            1,911               --             7,045             8,956
   Other liabilities ..............................           11,489            1,528               336            13,353
   Affiliated company note (receivable) payable ...           15,880          (15,880)               --                --
   Notes payable to partners ......................           25,000               --                --            25,000
                                                           ---------        ---------         ---------         ---------
                                                             341,169           98,416            20,874           460,459
Commitments and contingencies

Partners' equity (deficit) ........................          103,440           74,434            (6,169)          171,705
                                                           ---------        ---------         ---------         ---------
                                                           $ 444,609        $ 172,850         $  14,705         $ 632,164
                                                           =========        =========         =========         =========


   The accompanying notes are an integral part of these financial statements.

                  THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
               THE WOODLANDS COMMERCIAL PROPERTIES COMPANY, L.P.
                     THE WOODLANDS OPERATING COMPANY, L.P.
      UNAUDITED COMBINING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                                              2001
                                                             --------------------------------------------------------------------
                                                                  The            The
                                                               Woodlands      Woodlands        The
                                                                 Land        Commercial     Woodlands
                                                              Development    Properties     Operating
                                                             Company, L.P.  Company, L.P.  Company, L.P.  Eliminations   COMBINED
                                                             -------------  -------------  -------------  ------------  ---------
REVENUES
Residential lot sales .....................................    $ 126,284     $      --      $      --      $      --    $ 126,284
Commercial land sales .....................................       31,852            --             --             --       31,852
Conference Center and Country Club operations .............           --            --         50,780             --       50,780
Other .....................................................       28,125        45,363         30,979         32,806       71,661
                                                               ---------     ---------      ---------      ---------    ---------
                                                                 186,261        45,363         81,759         32,806      280,577
                                                               ---------     ---------      ---------      ---------    ---------
COSTS AND EXPENSES
Residential lot cost of sales .............................       57,828            --             --             --       57,828
Commercial land cost of sales .............................       14,165            --             --             --       14,165
Conference Center and Country Club operations .............           --            --         51,390        (13,604)      37,786
Operating expenses ........................................       32,092        17,905         28,257        (19,202)      59,052
Depreciation and amortization .............................        3,423        10,923            980             --       15,326
                                                               ---------     ---------      ---------      ---------    ---------
                                                                 107,508        28,828         80,627        (32,806)     184,157
                                                               ---------     ---------      ---------      ---------    ---------
OPERATING EARNINGS ........................................       78,753        16,535          1,132             --       96,420
                                                               ---------     ---------      ---------      ---------    ---------

OTHER (INCOME) EXPENSE
Interest expense ..........................................       24,173         7,861             --           (931)      31,103
Interest capitalized ......................................      (19,206)         (193)            --             --      (19,399)
Amortization of debt costs ................................        1,271           763             --             --        2,034
Other .....................................................          154           485             (6)           931        1,564
                                                               ---------     ---------      ---------      ---------    ---------
                                                                   6,392         8,916             (6)            --       15,302
                                                               ---------     ---------      ---------      ---------    ---------

EARNINGS BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE .........................       72,361         7,619          1,138             --       81,118

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE .....         (213)         (139)            --             --         (352)
                                                               ---------     ---------      ---------      ---------    ---------

NET EARNINGS ..............................................       72,148         7,480          1,138             --       80,766

OTHER COMPREHENSIVE LOSS
Unrealized loss on interest rate swap .....................         (392)           --             --             --         (392)
                                                               ---------     ---------      ---------      ---------    ---------

COMPREHENSIVE INCOME ......................................    $  71,756     $   7,480      $   1,138      $      --    $  80,374
                                                               =========     =========      =========      =========    =========


                                                                                             2000
                                                             --------------------------------------------------------------------
                                                                  The            The
                                                               Woodlands      Woodlands         The
                                                                 Land        Commercial      Woodlands
                                                              Development    Properties      Operating
                                                             Company, L.P.  Company, L.P.   Company, L.P  Eliminations   Combined
                                                             -------------  -------------   ------------  ------------  ---------
REVENUES
Residential lot sales .....................................    $ 127,435      $      --       $      --    $      --    $ 127,435
Commercial land sales .....................................       39,486             --              --           --       39,486
Conference Center and Country Club operations .............           --             --          53,355           --       53,355
Other .....................................................        9,963         71,992          29,394       34,103       77,246
                                                               ---------      ---------       ---------    ---------    ---------
                                                                 176,884         71,992          82,749       34,103      297,522
                                                               ---------      ---------       ---------    ---------    ---------
COSTS AND EXPENSES
Residential lot cost of sales .............................       64,269             --              --           --       64,269
Commercial land cost of sales .............................       15,411             --              --           --       15,411
Conference Center and Country Club operations .............           --             --          52,166      (14,349)      37,817
Operating expenses ........................................       25,249         21,072          26,712      (19,754)      53,279
Depreciation and amortization .............................        1,267         11,164           1,035           --       13,466
                                                               ---------      ---------       ---------    ---------    ---------
                                                                 106,196         32,236          79,913      (34,103)     184,242
                                                               ---------      ---------       ---------    ---------    ---------
OPERATING EARNINGS ........................................       70,688         39,756           2,836           --      113,280
                                                               ---------      ---------       ---------    ---------    ---------

OTHER (INCOME) EXPENSE
Interest expense ..........................................       29,424         12,647              --       (1,616)      40,455
Interest capitalized ......................................      (26,438)           (16)             --           --      (26,454)
Amortization of debt costs ................................        1,083            626              --           --        1,709
Other .....................................................          149           (884)            (14)       1,616          867
                                                               ---------      ---------       ---------    ---------    ---------
                                                                   4,218         12,373             (14)          --       16,577
                                                               ---------      ---------       ---------    ---------    ---------

EARNINGS BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE .........................       66,470         27,383           2,850           --       96,703

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE .....           --             --              --           --           --
                                                               ---------      ---------       ---------    ---------    ---------

NET EARNINGS ..............................................       66,470         27,383           2,850           --       96,703

OTHER COMPREHENSIVE LOSS
Unrealized loss on interest rate swap .....................           --             --              --           --           --
                                                               ---------      ---------       ---------    ---------    ---------

COMPREHENSIVE INCOME ......................................    $  66,470      $  27,383       $   2,850    $      --    $  96,703
                                                               =========      =========       =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                  THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
               THE WOODLANDS COMMERCIAL PROPERTIES COMPANY, L.P.
                     THE WOODLANDS OPERATING COMPANY, L.P.
    UNAUDITED COMBINING STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


                                                          December 31,                                                December 31,
                                                             1999       Contributions  Distributions    Earnings         2000
                                                          ------------  -------------  -------------    ---------     ------------
THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
The Woodlands Land Company, Inc ......................     $  41,099      $   2,550      $ (27,947)     $  28,260      $  43,962
MS/TWC Joint Venture .................................        54,636          3,390        (37,129)        37,547         58,444
MS TWC, Inc ..........................................           967             60           (656)           663          1,034
                                                           ---------      ---------      ---------      ---------      ---------
                                                              96,702          6,000        (65,732)        66,470        103,440
                                                           ---------      ---------      ---------      ---------      ---------

THE WOODLANDS COMMERCIAL PROPERTIES COMPANY, L.P.
Crescent Real Estate Equities Limited Partnership ....        34,748         10,375        (25,598)        11,365         30,890
MS/TWC Joint Venture .................................        47,308         14,125        (34,848)        15,470         42,055
CresWood Development, L.L.C ..........................           838            250           (617)           273            744
MS TWC, Inc ..........................................           836            250           (616)           275            745
                                                           ---------      ---------      ---------      ---------      ---------
                                                              83,730         25,000        (61,679)        27,383         74,434
                                                           ---------      ---------      ---------      ---------      ---------

THE WOODLANDS OPERATING COMPANY, L.P.
WOCOI Investment Company .............................        (1,284)            --         (3,266)         1,927         (2,623)
MS/TWC Joint Venture .................................        (1,706)            --         (2,679)           900         (3,485)
MS TWC, Inc ..........................................           (29)            --            (55)            23            (61)
                                                           ---------      ---------      ---------      ---------      ---------
                                                              (3,019)            --         (6,000)         2,850         (6,169)
                                                           ---------      ---------      ---------      ---------      ---------

COMBINED .............................................     $ 177,413      $  31,000      $(133,411)     $  96,703      $ 171,705
                                                           =========      =========      =========      =========      =========


                                                                                                      Comprehensive   December 31,
                                                         Contributions  Distributions    Earnings         Loss           2001
                                                         -------------  -------------    ---------    -------------   ------------
THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
The Woodlands Land Company, Inc ......................     $   4,455      $ (40,538)     $  35,252      $    (192)     $  42,939
MS/TWC Joint Venture .................................         4,455        (41,793)        36,175           (197)        57,084
MS TWC, Inc ..........................................            90           (831)           721             (3)         1,011
                                                           ---------      ---------      ---------      ---------      ---------
                                                               9,000        (83,162)        72,148           (392)       101,034
                                                           ---------      ---------      ---------      ---------      ---------

THE WOODLANDS COMMERCIAL PROPERTIES COMPANY, L.P.
Crescent Real Estate Equities Limited Partnership ....         4,150        (12,139)         3,105             --         26,006
MS/TWC Joint Venture .................................         4,950        (15,664)         4,064             --         35,405
CresWood Development, L.L.C ..........................           800         (1,154)           237             --            627
MS TWC, Inc ..........................................           100           (293)            74             --            626
                                                           ---------      ---------      ---------      ---------      ---------
                                                              10,000        (29,250)         7,480             --         62,664
                                                           ---------      ---------      ---------      ---------      ---------

THE WOODLANDS OPERATING COMPANY, L.P.
WOCOI Investment Company .............................            --         (2,494)           959             --         (4,158)
MS/TWC Joint Venture .................................            --         (2,208)           167             --         (5,526)
MS TWC, Inc ..........................................            --            (48)            12             --            (97)
                                                           ---------      ---------      ---------      ---------      ---------
                                                                  --         (4,750)         1,138             --         (9,781)
                                                           ---------      ---------      ---------      ---------      ---------

COMBINED .............................................     $  19,000      $(117,162)     $  80,766      $    (392)     $ 153,917
                                                           =========      =========      =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                  THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
               THE WOODLANDS COMMERCIAL PROPERTIES COMPANY, L.P.
                     THE WOODLANDS OPERATING COMPANY, L.P.
                  UNAUDITED COMBINING STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                                         2001
                                                               --------------------------------------------------------
                                                                   The             The
                                                                Woodlands       Woodlands          The
                                                                  Land          Commercial      Woodlands
                                                                Development     Properties      Operating
                                                               Company, L.P.   Company, L.P.  Company, L.P.   COMBINED
                                                               -------------   -------------  -------------   ---------
OPERATING ACTIVITIES
Net earnings ...............................................     $  72,148      $   7,480      $   1,138      $  80,766
Adjustments to reconcile net earnings to
   cash provided by operating activities
     Cost of land sold .....................................        71,993             --             --         71,993
     Land development capital expenditures .................       (50,798)            --             --        (50,798)
     Depreciation and amortization .........................         3,423         10,923            980         15,326
     Amortization of debt costs ............................         1,271            763             --          2,034
     Gain on sale of properties ............................       (13,301)        (4,741)            --        (18,042)
     Partnership distributions in excess of earnings .......           390          1,552             --          1,942
     Decrease in notes and contracts receivable ............         4,773            207             --          4,980
     Cumulative effect of change in accounting principle ...           213            139             --            352
     Other .................................................         1,118           (569)         2,704          3,253
                                                                 ---------      ---------      ---------      ---------
                                                                    91,230         15,754          4,822        111,806
     Changes in operating assets and liabilities
       Trade receivables, inventory and prepaid assets .....           (68)            45          1,093          1,070
       Other assets ........................................          (290)           182         (1,257)        (1,365)
       Accounts payable and accrued liabilities ............        (3,874)        (7,333)        (1,141)       (12,348)
                                                                 ---------      ---------      ---------      ---------
Cash provided by operating activities ......................        86,998          8,648          3,517         99,163
                                                                 ---------      ---------      ---------      ---------

INVESTING ACTIVITIES
Capital expenditures .......................................       (44,027)       (17,434)        (1,036)       (62,497)
Proceeds from sale of property .............................        41,812          6,018             --         47,830
                                                                 ---------      ---------      ---------      ---------
Cash provided by (used for) investing activities ...........        (2,215)       (11,416)        (1,036)       (14,667)
                                                                 ---------      ---------      ---------      ---------

FINANCING ACTIVITIES
Contributions from partners ................................         9,000         10,000             --         19,000
Distributions to partners ..................................       (83,162)       (29,250)        (4,750)      (117,162)
Debt borrowings ............................................        24,832             --             --         24,832
Debt repayments ............................................       (30,275)        (2,264)            --        (32,539)
Change in affiliated company note ..........................       (13,229)        13,229             --             --
                                                                 ---------      ---------      ---------      ---------
Cash used for financing activities .........................       (92,834)        (8,285)        (4,750)      (105,869)
                                                                 ---------      ---------      ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........        (8,051)       (11,053)        (2,269)       (21,373)
CASH AND CASH EQUIVALENTS, beginning of year ...............        10,739         16,389          3,817         30,945
                                                                 ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year .....................     $   2,688      $   5,336      $   1,548      $   9,572
                                                                 =========      =========      =========      =========


                                                                                         2000
                                                                --------------------------------------------------------
                                                                      The           The
                                                                  Woodlands     Woodlands          The
                                                                    Land        Commercial      Woodlands
                                                                 Development    Properties      Operating
                                                                Company, L.P.  Company, L.P.   Company, L.P.   Combined
                                                                -------------  -------------   -------------   ---------
OPERATING ACTIVITIES
Net earnings ...............................................      $  66,470      $  27,383      $   2,850      $  96,703
Adjustments to reconcile net earnings to
   cash provided by operating activities
     Cost of land sold .....................................         79,680             --             --         79,680
     Land development capital expenditures .................        (58,060)            --             --        (58,060)
     Depreciation and amortization .........................          1,267         11,164          1,035         13,466
     Amortization of debt costs ............................          1,083            626             --          1,709
     Gain on sale of properties ............................             --        (20,442)            --        (20,442)
     Partnership distributions in excess of earnings .......            184          2,372             --          2,556
     Decrease in notes and contracts receivable ............          5,316            158             --          5,474
     Cumulative effect of change in accounting principle ...             --             --             --             --
     Other .................................................          5,301            852          1,074          7,227
                                                                  ---------      ---------      ---------      ---------
                                                                    101,241         22,113          4,959        128,313
     Changes in operating assets and liabilities
       Trade receivables, inventory and prepaid assets .....         (1,889)           327            429         (1,133)
       Other assets ........................................         (1,034)        (1,640)           462         (2,212)
       Accounts payable and accrued liabilities ............          9,610            489          3,107         13,206
                                                                  ---------      ---------      ---------      ---------
Cash provided by operating activities ......................        107,928         21,289          8,957        138,174
                                                                  ---------      ---------      ---------      ---------

INVESTING ACTIVITIES
Capital expenditures .......................................        (45,591)        (9,857)          (817)       (56,265)
Proceeds from sale of property .............................             --         71,970             --         71,970
                                                                  ---------      ---------      ---------      ---------
Cash provided by (used for) investing activities ...........        (45,591)        62,113           (817)        15,705
                                                                  ---------      ---------      ---------      ---------

FINANCING ACTIVITIES
Contributions from partners ................................          6,000         25,000             --         31,000
Distributions to partners ..................................        (65,732)       (61,679)        (6,000)      (133,411)
Debt borrowings ............................................         35,240         35,773             --         71,013
Debt repayments ............................................        (20,169)       (79,000)            --        (99,169)
Change in affiliated company note ..........................         (7,423)         7,423             --             --
                                                                  ---------      ---------      ---------      ---------
Cash used for financing activities .........................        (52,084)       (72,483)        (6,000)      (130,567)
                                                                  ---------      ---------      ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........         10,253         10,919          2,140         23,312
CASH AND CASH EQUIVALENTS, beginning of year ...............            486          5,470          1,677          7,633
                                                                  ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year .....................      $  10,739      $  16,389      $   3,817      $  30,945
                                                                  =========      =========      =========      =========



   The accompanying notes are an integral part of these financial statements.

                  THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
                THE WOODLANDS COMMERCIAL PROPERTIES COMPANY, L.P.
                      THE WOODLANDS OPERATING COMPANY, L.P.
                     NOTES TO COMBINING FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONTROL. The Woodlands Land Development Company, L.P. ("Woodlands Development"), The Woodlands Commercial Properties Company, L.P. ("Woodlands Commercial"), and The Woodlands Operating Company, L.P. ("Woodlands Operating"), Texas limited partnerships, (together "the CMS Partnerships") are owned by entities controlled by Crescent Real Estate Equities Limited Partnership or Crescent Operating, Inc. (together "Crescent") and Morgan Stanley Real Estate Fund II, L.P. ("Morgan Stanley"). Woodlands Development and Woodlands Commercial are successors to The Woodlands Corporation. Prior to July 31, 1997, The Woodlands Corporation was a wholly owned subsidiary of Mitchell Energy & Development Corp. On July 31, 1997 The Woodlands Corporation was acquired by Crescent and Morgan Stanley and merged into Woodlands Commercial, a Texas limited partnership. Woodlands Commercial was then divided into two partnerships: Woodlands Commercial and Woodlands Development. Woodlands Operating and its subsidiary, WECCR General Partnership ("WECCR GP"), purchased certain assets from Woodlands Commercial. Woodlands Operating and WECCR GP manage assets owned by Woodlands Commercial and Woodlands Development as described in Note 8. In July 2000, Woodlands Development and Woodlands Commercial established Woodlands VTO 2000 Land, LP ("VTO Land"), a subsidiary of Woodlands Development, and Woodlands VTO 2000 Commercial, LP ("VTO Commercial"), a subsidiary of Woodlands Commercial, to own and operate certain commercial properties in The Woodlands. These subsidiaries purchased certain commercial properties owned by Woodlands Development and Woodlands Commercial. In June 2001, Woodlands Development established a subsidiary, The Woodlands Hotel, LP ("the Hotel") to construct and operate a hotel in The Woodlands.

     PRINCIPLES OF COMBINATION. The combining financial statements include the accounts of the CMS Partnerships and are combined due to common ownership in certain cases and management. All significant transactions and accounts between the CMS Partnerships are eliminated in combination. The CMS Partnerships follow the equity method of accounting for their investments in 20% to 50% owned entities.

     BUSINESS. The CMS Partnerships' real estate activities are concentrated in The Woodlands, a planned community located north of Houston, Texas. Consequently, these operations and the associated credit risks may be affected, either positively or negatively, by changes in economic conditions in this geographical area. Activities associated with The Woodlands include residential and commercial land sales and the construction and management of office and industrial buildings, apartments, retail shopping centers, golf courses and a conference center and two hotels.

     REAL ESTATE. Costs associated with the acquisition and development of real estate, including holding costs consisting principally of interest and ad valorem taxes, are capitalized as incurred. Capitalization of such holding costs is limited to properties for which active development continues. Capitalization ceases upon completion of a property or cessation of development activities. Where practicable, capitalized costs are specifically assigned to individual assets; otherwise, costs are allocated based on estimated values of the affected assets.

     Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended December 31, 2001 and 2000, there were no impairments recognized.

     REVENUE RECOGNITION. Staff Accounting Bulletin No. 101 ("SAB 101") provides interpretive guidance on the proper revenue recognition, presentation and disclosure in financial statements. The CMS Partnerships have reviewed their revenue recognition policies and determined that they are in compliance with generally accepted accounting principles and the related interpretive guidance set forth in SAB 101.

     LAND SALES. Earnings from sales of real estate are recognized when a third-party buyer has made an adequate cash down payment and has attained the attributes of ownership. Notes received in connection with land sales are discounted when the stated purchase prices are significantly different from those that would have resulted from similar cash transactions. The cost of land sold is generally determined as a specific percentage of the sales revenues recognized for each land development project. The percentages are based on total estimated development costs and sales revenues for each project. These estimates are revised annually and are based on the then-current development strategy and operating assumptions utilizing internally developed projections for product type, revenue and related development cost.

     SALES OF COMMERCIAL PROPERTIES. Sales of commercial properties are accounted for under the accrual method when certain criteria are met. Gains or losses are recognized when a significant down payment has been made, the earnings process is complete, and the collection of any remaining receivables is reasonably assured. Gains or losses are recognized as other revenue in the combining statement of earnings and comprehensive income.

     LEASE REVENUE. Commercial properties are leased to third-party tenants generally involving multi-year terms. These leases are accounted for as operating leases. See Note 3 for further discussion.

     DEPRECIATION. Depreciation of operating assets is provided on the straight-line method over the estimated useful lives of the assets. Useful lives range from 15 to 50 years for land improvements and buildings, 3 to 20 years for leasehold improvements and 3 to 10 years for furniture, fixtures and equipment. Property and equipment are carried at cost less accumulated depreciation. Upon retirement or disposal an asset, the cost is removed from the property account and the accumulated depreciation is removed from accumulated depreciation. Costs incurred for computer software developed for internal use are capitalized for application development activities.

     DEFERRED FINANCING COSTS. Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related debt.

     INCOME TAXES. No provision for Federal income taxes is included in the accompanying combining financial statements since the CMS Partnerships are not tax-paying entities and all income and expenses are reported by the partners for tax reporting purposes.

     The tax returns, the qualification of the CMS Partnerships for tax purposes and the amount of distributable partnership income or loss are subject to examination by Federal taxing authorities. If such examinations result in changes with respect to partnership qualification or in changes to distributable partnership income or loss, the tax liability of the partners could be changed accordingly.

     STATEMENTS OF CASH FLOWS. Short-term investments with original maturities of three months or less are considered to be cash equivalents. Debt borrowings and repayments with initial terms of three months or less are reported net. For the years ended December 31, 2001 and 2000, Woodlands Development paid interest totaling $24,045,000 and $30,018,000. Woodlands Commercial paid interest totaling $7,936,000 and $13,460,000. These amounts are related to debt described in Notes 5, 6 and 8.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     RECENT ACCOUNTING PRONOUNCEMENTS. In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." which supercedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of." It also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of the long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The CMS Partnerships will adopt SFAS No. 144 on January 1, 2002 and believe that this adoption will not have a material impact on their results of operations or financial position.

     STATEMENT PRESENTATION. Certain reclassifications were made to amounts previously reported to conform to current year presentation.

(2) NOTES AND CONTRACTS RECEIVABLE

     Notes receivable are carried at cost, net of discounts. At December 31, 2001 and 2000, Woodlands Development held notes and contracts receivable totaling $25,698,000 and $30,471,000, including utility district receivables totaling $24,394,000 and $30,471,000. Utility district receivables, the collection of which is dependent on the ability of utility districts in The Woodlands to sell bonds, have a market interest rate of approximately 5.0% at December 31, 2001. During 2001 and 2000, Woodlands Development sold $24,050,000 and $27,200,000 of its utility district receivables to a financial institution under a factoring agreement. The difference between the proceeds and carrying value of the receivables was an immaterial amount and was recorded as an addition to land cost.

     At December 31, 2001 and 2000, Woodlands Commercial held notes receivable totaling $170,000 and $377,000. The notes receivable have stated interest rates between 5.25% and 7.5%, with an average effective yield of approximately 5.25% at December 31, 2001. Contractual maturities are $170,000 in 2003.

     In December 2000, Woodlands Development sold certain notes receivable totaling $5,560,000 to a financial institution. Woodlands Development has guaranteed repayment of the notes. For this transaction, no gain or loss was recognized since the proceeds approximated the carrying value of the notes.

(3) REAL ESTATE

     The following is a summary of real estate at December 31, 2001 and 2000 (in thousands):

                                                               2001
                                      -------------------------------------------------------
                                       Woodlands      Woodlands      Woodlands
                                      Development     Commercial     Operating      Combined
                                      -----------     ----------     ---------      ---------
Land .............................     $ 306,953      $      --      $      --      $ 306,953
Commercial properties ............        58,482        137,729          1,033        197,244
Equity investments (Note 4) ......         1,188         17,218             --         18,406
Other assets .....................         2,244            337          3,604          6,185
                                       ---------      ---------      ---------      ---------
                                         368,867        155,284          4,637        528,788
Accumulated depreciation .........        (3,231)       (29,580)        (1,800)       (34,611)
                                       ---------      ---------      ---------      ---------
                                       $ 365,636      $ 125,704      $   2,837      $ 494,177
                                       =========      =========      =========      =========

                                                               2000
                                       -------------------------------------------------------
                                        Woodlands      Woodlands      Woodlands
                                       Development     Commercial     Operating       Combined
                                       -----------     ----------     ---------      ---------
Land ..............................     $ 320,110      $      --      $      --      $ 320,110
Commercial properties .............        68,811        148,528            915        218,254
Equity investments (note 4) .......         8,406         21,234             --         29,640
Other assets ......................           453            464          2,687          3,604
                                        ---------      ---------      ---------      ---------
                                          397,780        170,226          3,602        571,608
Accumulated depreciation ..........        (1,840)       (21,725)        (1,172)       (24,737)
                                        ---------      ---------      ---------      ---------
                                        $ 395,940      $ 148,501      $   2,430      $ 546,871
                                        =========      =========      =========      =========

     LAND. The principal land development is The Woodlands, a mixed-use, master-planned community located north of Houston, Texas. Residential land is divided into seven villages in various stages of development. Each village has or is planned to contain a variety of housing, neighborhood retail centers, schools, parks and other amenities. Woodlands Development controls the development of the residential communities and produces finished lots for sale to qualified builders. Housing is constructed in a wide range of pricing and product styles.

     Commercial land is divided into distinct centers that serve or are planned to serve as locations for office buildings, retail and entertainment facilities, industrial and warehouse facilities, research and technology facilities, and college and training facilities. Woodlands Development produces finished sites for third parties or for its own building development activities.

     COMMERCIAL PROPERTIES. Commercial, industrial and retail properties owned or leased by the CMS Partnerships are leased to third-party tenants. At December 31, 2001, the net book value of assets under operating leases totaled $24,207,000 for Woodlands Development and $45,660,000 for Woodlands Commercial. Other commercial properties, which include a hotel, hotel expansion and a golf course, are under development at December 31, 2001. Lease terms range from one to eleven years with an average term of five years. Minimum future lease revenues from noncancellable operating leases and subleases exclude contingent rentals that may be received under certain lease agreements. Tenant rents include rent for noncancellable operating leases, cancelable leases and month-to-month rents and are included in other revenue. For the years ended December 31, 2001 and 2000, tenant rents totaled $6,319,000 and $2,589,000 for Woodlands Development. Tenant rents totaled $12,404,000 and $27,132,000 for Woodlands Commercial. Contingent rents include pass-throughs of incremental operating costs and rents based on a percentage of tenants' sales offset by certain leasing costs. For the years ended December 31, 2001 and 2000, contingent rents totaled $873,000 and $63,000 for Woodlands Development. Contingent rents totaled $2,377,000 and $2,479,000 for the Woodlands Commercial. Minimum future lease rentals for the years subsequent to December 31, 2001 total $2,482,000, $2,610,000, $2,576,000, $2,633,000, $2,162,000 and $4,490,000
thereafter for Woodlands Development. Minimum future lease rentals total $10,926,000, $10,743,000, $8,861,000, $4,599,000, $4,013,000 and $7,469,000
thereafter for Woodlands Commercial.

     Woodlands Commercial has two commercial properties held for sale that are expected to be sold during 2002. These properties have a net book value of $22,316,000 at December 31, 2001, which is less than their fair value less costs to sell. During 2001, Woodlands Development and Woodlands Commercial sold commercial properties for $57,700,000 and $7,900,000 and recognized as other revenue gains on the sales of $10,662,000 and $3,465,000. During 2000, Woodlands Commercial sold commercial properties for $61,846,000 and recognized as other revenue a $15,579,000 gain on the sales.

(4) EQUITY INVESTMENTS

     During 2001 and 2000, Woodlands Development and Woodlands Commercial's principal partnership and corporation interests included the following:

                                                         Ownership          Nature of Operations
                                                         ---------    ---------------------------------
Woodlands Development
   Sterling Ridge Retail 2000 (sold in 2001) .........      50%       Retail property in The Woodlands
   Stewart Title of Montgomery County, Inc. ..........      50%       Title company
Woodlands Commercial
   The Woodlands Mall Associates......................      50%       Regional mall in The Woodlands
   Woodlands Office Equities -'95 Limited ............      25%       Office buildings in The Woodlands

     Other partnerships own various commercial properties, all of which are located in The Woodlands. Woodlands Operating provides various management and leasing services to these affiliated entities on the same terms and conditions as unrelated third parties. Woodlands Development and Woodlands Commercial's net investment in each of these entities is included in the real estate caption on the combining balance sheets and their share of these entities' pretax earnings is included in other revenues on the combining statements of earnings and comprehensive income. A summary of their net investment as of December 31, 2001 and 2000 and their share of pre-tax earnings for the years ended December 31, 2001 and 2000 follows (in thousands):

                                                                      2001
                                                     -------------------------------------
                                                      Woodlands     Woodlands
                                                     Development    Commercial    Combined
                                                     -----------    ----------    --------
Net investment:
Sterling Ridge Retail 2000 (sold in 2001) ........     $     --      $     --     $     --
Stewart Title of Montgomery County, Inc. .........        1,296            --        1,296
The Woodlands Mall Associates ....................           --         6,502        6,502
Woodlands Office Equities -'95 Limited ...........           --         7,704        7,704
Others, which own properties in The Woodlands ....         (108)        3,012        2,904
                                                       --------      --------     --------
                                                       $  1,188      $ 17,218     $ 18,406
                                                       ========      ========     ========
Equity in pretax earnings (loss):
Sterling Ridge Retail 2000 (sold in 2001) ........     $    276      $     --     $    276
Stewart Title of Montgomery County, Inc. .........          607            --          607
The Woodlands Mall Associates ....................           --         1,247        1,247
Woodlands Office Equities -'95 Limited ...........           --         1,091        1,091
Others, which own properties in The Woodlands ....         (132)          559          427
                                                       --------      --------     --------
                                                       $    751      $  2,897     $  3,648
                                                       ========      ========     ========

                                                                    2000
                                                     -------------------------------------
                                                      Woodlands      Woodlands
                                                     Development    Commercial    Combined
                                                     -----------    ----------    --------
Net investment:
Sterling Ridge Retail 2000 (sold in 2001) ........     $  6,953      $     --     $  6,953
Stewart Title of Montgomery County, Inc. .........        1,368            --        1,368
The Woodlands Mall Associates ....................           --         7,953        7,953
Woodlands Office Equities -'95 Limited ...........           --         9,965        9,965
Others, which own property in The Woodlands ......           85         3,316        3,401
                                                       --------      --------     --------
                                                       $  8,406      $ 21,234     $ 29,640
                                                       ========      ========     ========

Equity in pretax earnings (loss):
Sterling Ridge Retail 2000 (sold in 2001) ........     $     --      $     --     $     --
Stewart Title of Montgomery County, Inc. .........          555            --          555
The Woodlands Mall Associates ....................           --           935          935
Woodlands Office Equities -'95 Limited ...........           --         1,028        1,028
Others, which own property in The Woodlands ......         (130)          534          404
                                                       --------      --------     --------
                                                       $    425      $  2,497     $  2,922
                                                       ========      ========     ========

     In June 2001, Woodlands Development sold its interest in Sterling Ridge Retail 2000 for $10,718,000 and recognized as other revenue a gain of $2,639,000. During 2001 Woodlands Office Equities -'95 sold three commercial properties for $16,882,000. Woodlands Commercial recognized as other revenue its share of the gains totaling $1,276,000.

     In January 2000, Woodlands Commercial sold its 25% partnership interest in Woodlands Retail Equities -'96 Limited for approximately $10,300,000 and recognized as other revenue a gain of approximately $3,800,000.

     Summarized financial statement information for partnerships and a corporation in which Woodlands Development and Woodlands Commercial have an ownership interest at December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000 follows (in thousands):

                                                                             2001
                                                            --------------------------------------
                                                             Woodlands      Woodlands
                                                            Development    Commercial     Combined
                                                            -----------    ----------     --------
Assets ................................................      $  3,926       $143,246      $147,172
Debt payable to third parties
   The CMS Partnerships' proportionate share
      Recourse to the CMS Partnerships ................            --          3,226         3,226
      Nonrecourse to the CMS Partnerships .............         1,823         42,128        43,951
   Other parties' proportionate share, of
       which $7,395 combined was guaranteed
       by the CMS Partnerships ........................         1,823         69,578        71,401
Notes payable to the CMS Partnerships .................            --          9,886         9,886
Accounts payable and deferred credits .................           300          2,928         3,228
Owners' equity ........................................           (20)        15,500        15,480

Revenues ..............................................         6,224         45,969        52,193
Operating earnings ....................................         2,579         22,595        25,174
Pre-tax earnings ......................................         2,266         12,949        15,215
The CMS Partnerships' share of pre-tax earnings .......           751          2,897         3,648

                                                                            2000
                                                            -------------------------------------
                                                             Woodlands    Woodlands
                                                            Development   Commercial     Combined
                                                            -----------   ----------     --------
Assets ................................................      $ 19,308      $155,954      $175,262
Debt payable to third parties
   The CMS Partnerships' proportionate share
      Recourse to the CMS Partnerships ................            --         3,556         3,556
      Nonrecourse to the CMS Partnerships .............         1,837        42,945        44,782
   Other parties' proportionate share, of
       which $3,034 combined was guaranteed
       by the CMS Partnerships ........................         1,836        71,674        73,510
Notes payable to the CMS Partnerships .................            --         9,233         9,233
Accounts payable and deferred credits .................         1,275         1,884         3,159
Owners' equity ........................................        14,360        26,662        41,022

Revenues ..............................................         4,938        40,253        45,191
Operating earnings ....................................         1,912        16,829        18,741
Pre-tax earnings ......................................         1,597         6,524         8,121
The CMS Partnerships' share of pre-tax earnings .......           425         2,497         2,922

     Woodlands Development and Woodlands Commercial's investment in their unconsolidated affiliates exceeds their equity in their net assets. This excess is being amortized over a 25-year period. For the years ended December 31, 2001 and 2000, amortization of this excess totaled $54,000 each year for Woodlands Development and $500,000 each year for Woodlands Commercial.

(5) DEBT

     A summary of the CMS Partnerships' outstanding debt at December 31, 2001 and 2000 follows (in thousands):

                                                             2001
                                             -------------------------------------
                                              Woodlands    Woodlands
                                             Development   Commercial     Combined
                                             -----------   ----------     --------
Bank credit agreement ..................      $201,154      $ 60,736      $261,890
Subsidiaries' credit agreements ........        12,688        30,887        43,575
Mortgages payable, average interest
   rate of 8.1% ........................        11,421            --        11,421
                                              --------      --------      --------
                                              $225,263      $ 91,623      $316,886
                                              ========      ========      ========

                                                              2000
                                             -------------------------------------
                                              Woodlands     Woodlands
                                             Development   Commercial     Combined
                                             -----------   ----------     --------
Bank credit agreement ..................      $217,000      $ 63,000      $280,000
Subsidiaries' credit agreements ........        31,727        35,773        67,500
Mortgages payable, average interest
   rate of 8.4% ........................         6,629            --         6,629
                                              --------      --------      --------
                                              $255,356      $ 98,773      $354,129
                                              ========      ========      ========

     BANK CREDIT AGREEMENT. In November 1999, Woodlands Development and Woodlands Commercial replaced their existing bank credit agreement and construction loan agreement with a new facility, consisting of a $300,000,000 term loan and a $100,000,000 revolving loan. The new bank credit agreement has a three-year term expiring in November 2002 with two one-year extension options provided to the borrowers. Management expects to exercise the first one-year extension option or explore other options. The interest rate, based on the London Interbank Offered Rate plus a margin, is approximately 5.1% at December 31, 2001. Interest is paid monthly. Commitment fees, based on .25% of the unused commitment, totaled $164,000 and $57,000 for the years ended December 31, 2001 and 2000. The credit agreement contains certain restrictions which, among other things, require the maintenance of specified financial ratios, restrict indebtedness and sale, lease or transfer of certain assets, and limit the right of Woodlands Development and Woodlands Commercial to merge with other companies and make distributions to their partners. At December 31, 2001, Woodlands Development and Woodlands Commercial were in compliance with their debt covenants. Certain assets of Woodlands Development and Woodlands Commercial, including cash, receivables, commercial properties and equity investments in joint ventures and partnerships, secure the credit agreement. Mandatory debt maturities, assuming the extension option is not exercised, are $261,890,000 in 2002. Payments may be made by Woodlands Development or Woodlands Commercial or both at their option. In addition to stipulated principal payments, principal payments are also required based on distributions to Crescent and Morgan Stanley and certain covenant tests. Prepayments can also be made at the discretion of Woodlands Development and Woodlands Commercial. Prepayments on the term loan are subject to a prepayment penalty of up to 1%.

     Woodlands Development and Woodlands Commercial entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on their bank credit agreement. The interest rate cap agreement effectively limits their interest rate exposure on the notional amount of $121,000,000 to a maximum LIBOR rate of 9%. The interest rate cap agreement expires at the same time as the bank credit agreement. Woodlands Development and Woodlands Commercial also entered into an interest rate swap agreement with a commercial bank. Interest on the notional amount of $50,000,000 is paid based on a fixed LIBOR rate of 2.78%. This agreement expires in October 2002. Woodlands Development and Woodlands Commercial are exposed to credit loss in the event of nonperformance by the other parties. However, management does not anticipate nonperformance by the other parties.

     SUBSIDIARIES' CREDIT AGREEMENTS. VTO Land and VTO Commercial entered into a credit agreement that has a three-year term expiring in October 2003 with two one-year extension options. The interest rate, based on the London Interbank Offered Rate plus a margin, is approximately 4.1% at December 31, 2001. Interest is paid monthly. At December 31, 2001 and 2000, the outstanding balance was $7,077,000 and $31,727,000 for VTO Land, and $30,887,000 and $35,773,000 for VTO
Commercial. The credit agreement contains certain restrictions which, among other things, require the maintenance of specified financial ratios and restrict indebtedness and leasing. At December 31, 2001, VTO Land and VTO Commercial were in compliance with their debt covenants. Certain assets of the subsidiaries secure the agreement. Debt maturities for the two years subsequent to December 31, 2001 are $1,043,000 and $36,921,000. VTO Land, VTO Commercial, or both may make payments at their option.

     VTO Land and VTO Commercial entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on their credit agreement. The interest rate cap agreement effectively limits their interest rate exposure on a notional amount to a maximum LIBOR rate of 9%. The notional amount is $33,750,000. The interest rate cap agreement matures at the same time as the credit agreement. VTO Land and VTO Commercial are exposed to credit loss in the event of nonperformance by the other party with respect to the interest cap agreement. However, management does not anticipate nonperformance by the other party.

     In June 2001, The Woodlands Hotel, L.P., a subsidiary of Woodlands Development, entered into a $39,000,000 credit agreement to finance the construction of a hotel. This agreement matures in December 2005. At December 31, 2001 the outstanding balance was $5,611,000. The interest rate, based on the London Interbank Offered Rate plus a margin, is approximately 4.9% at December 31, 2001. Interest is paid monthly. No principal payments are due until 2005. The credit agreement contains certain restrictions which, among other things, require the maintenance of specified financial ratios and restrict indebtedness and leasing. At December 31, 2001, The Woodlands Hotel, L.P. was in compliance with its debt covenants. Certain assets of the subsidiary secure the agreement.

     DERIVATIVES. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" establish accounting and reporting standards for derivative instruments and hedging activities. Derivative instruments are recorded on the balance sheet at fair value by "marking-to-market" all derivatives at period-end. Changes in fair value are recorded as an increase or decrease in partners' equity through either comprehensive income or net earnings, depending on the facts and circumstances with respect to the derivatives and their documentation. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document and assess the effectiveness of transactions that receive hedge accounting. To the extent that changes in market values are initially recorded in other comprehensive income, such changes reverse out and are recorded in net earnings in the same period in which the hedged item affects earnings. On January 1, 2001 the adoption of these standards resulted in a reduction of derivative instruments of $744,000. Of this amount, $352,000 is reported in net earnings as a cumulative effect of a change in accounting principle and $392,000 is reported in other comprehensive loss.

     MORTGAGES PAYABLE. The mortgages payable have debt maturities for the years subsequent to December 31, 2001 totaling $731,000, $793,000, $3,250,000,
$2,345,000, $4,201,000 and $101,000 thereafter. Mortgages payable are secured by certain tracts of land.

(6) NOTES PAYABLE TO PARTNERS

     Woodlands Development has notes payable to its partners totaling $25,000,000. The notes bear interest at 15%. Interest is payable quarterly. All outstanding balances are due in 2007. These notes are subordinate to the bank credit agreement and mortgages payable described above.

(7) COMMITMENTS AND CONTINGENCIES

     CONTINGENT LIABILITIES. At December 31, 2001 and 2000, the CMS Partnerships had contingent liabilities totaling approximately $13,600,000 and $11,500,000, consisting of letters of credit and commitments to complete certain improvements in The Woodlands. Under the terms of a land sales agreement, Woodlands Development has committed to construct, or cause to be constructed, certain improvements in The Woodlands and is contingently liable for up to $2,100,000 in liquidating damages if the improvements are not complete by certain dates.

     LEASES. The CMS Partnerships have various noncancellable facilities and equipment lease agreements which provide for aggregate future payments of approximately $36,600,000, most of which is due from Woodlands Commercial. Lease terms extend to 2009 and have an average remaining term of seven years. Minimum rentals for the years subsequent to December 31, 2001 total approximately $5,247,000, $5,156,000, $4,791,000, $4,901,000, $5,102,000 and $11,411,000
thereafter. Rental expense for operating leases for the years ended December 31, 2001 and 2000 follows (in thousands):

                                               2001           2000
                                              ------         ------
Woodlands Development.......................  $  101         $   56
Woodlands Commercial........................   3,802          3,788
Woodlands Operating.........................   1,480          1,070
                                              ------         ------
                                              $5,383         $4,914
                                              ======         ======

     LEGAL ACTIONS. The 221st Judicial District Court of Montgomery County, Texas entered a judgment against Woodlands Development in October 1999 awarding a total of $1,433,000 in damages to the plaintiffs. In addition to these damages, the judgment also awarded attorneys' fees and postjudgment interest. Woodlands Development appealed the ruling. In May 2001, the Ninth District Court of Appeals reversed, reformed and affirmed, in part, the lower court's judgement and awarded a total of $127,220 that was paid in full by Woodlands Development to the plaintiffs in August 2001.

     The CMS Partnerships are also a party to other claims and legal actions arising in the ordinary course of their business and to recurring examinations by the Internal Revenue Service and other regulatory agencies.

     Management believes, after consultation with outside counsel, that adequate financial statement accruals have been provided for all known litigation contingencies where losses are deemed probable. Based on the status of the cases, the CMS Partnerships are unable to determine a range of such possible additional losses, if any, that might be incurred. The CMS Partnerships believe it is not probable that the ultimate resolution of these actions will have a material adverse effect on their financial position.

     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. Woodlands Operating has deferred compensation arrangements for a select group of management employees that provides the opportunity to defer a portion of their cash compensation. Woodlands Operating's obligations under this plan are unsecured general obligations to pay in the future the value of the deferred compensation adjusted to reflect the performance of their investments, whether positive or negative, of selected measurement options, chosen by each participant, during the deferral period. Woodlands Operating has established trust accounts on behalf of the participating employees that are included in other assets.

     INCENTIVE PLANS. Woodlands Operating instituted an incentive compensation plan for certain employees effective January 1, 1998. In 2001, final payments were made to employees and this plan was terminated. Effective in 2001 a new incentive compensation plan was initiated. The plan is unfunded and while certain payments are made currently, a portion of these payments is deferred and will be paid based on a vesting period of three years. For the years ended December 31, 2001 and 2000, the CMS Partnerships recognized expenses of $3,674,000 and $2,744,000 under these plans.

(8) RELATED PARTY TRANSACTIONS

     Woodlands Operating provides services to Woodlands Development and Woodlands Commercial under management and advisory services agreements. These agreements are automatically renewed annually. Woodlands Development and Woodlands Commercial pay Woodlands Operating an advisory fee equal to cost plus 3%. In addition, they reimburse Woodlands Operating for all costs and expenses incurred on their behalf. For the years ended December 31, 2001 and 2000, Woodlands Operating recorded revenues of $12,795,000 and $12,606,000 for services provided to Woodlands Development, and $5,129,000 and $6,398,000 for services provided to Woodlands Commercial.

     WECCR GP leases The Woodlands Conference Center, Resort and Country Club ("the Facilities") from Woodlands Commercial. This agreement has an eight-year term ending July 31, 2005. WECCR GP operates the Facilities and pays Woodlands Commercial a base rent of $750,000 per month and a quarterly percentage rent based on the gross receipts of the Facilities. For the years ended December 31, 2001 and 2000, rent under the lease agreement totaled $13,604,000 and $14,349,000.

     In July 1999, Woodlands Development purchased approximately 1,000 acres of land in The Woodlands from Woodlands Commercial for $33,090,000, the then current fair market value which approximated the carrying cost. No gain or loss was recognized from the transaction. The transaction consisted of cash and a $26,000,000 note. The note bears interest at 8.5% and matures in August 2009. For the years ended December 31, 2001 and 2000, interest totaled $931,000 and $1,616,000. Interest is eliminated in the accompanying combining financial statements. Principal and interest payments are due quarterly and additional principal payments are due when a portion of the land is conveyed to a third party or built upon. The note is unsecured and subordinate to the bank credit agreement described in Note 5.

(9) PARTNERS' EQUITY

     Crescent's ownership interests in the CMS Partnerships are through The Woodlands Land Company, Inc., Crescent Real Estate Equities Limited Partnership, CresWood Development, L.L.C., and WOCOI Investment Company. Morgan Stanley's ownership interests are through MS/TWC Joint Venture and MS TWC, Inc. The partners' percentage interests are summarized below:

                                                             General    Limited
                                                             Partner    Partner
                                                             Interest   Interest
                                                             -------    --------
Woodlands Development
     The Woodlands Land Company, Inc. .....................    42.5%
     MS/TWC Joint Venture .................................               56.5%
     MS TWC, Inc. .........................................     1.0%
Woodlands Commercial
     Crescent Real Estate Equities Limited                                41.5%
Partnership................................................
     MS/TWC Joint Venture .................................               56.5%
     CresWood Development, L.L.C. .........................     1.0%
     MS TWC, Inc. .........................................     1.0%
Woodlands Operating
     WOCOI Investment Company .............................    42.5%
     MS/TWC Joint Venture .................................               56.5%
     MS TWC, Inc. .........................................     1.0%

     The partnership agreements for each of the partnerships provide, among other things, the following:

         (i) Woodlands Development, Woodlands Commercial and Woodlands Operating are each governed by an Executive Committee composed of equal representation from their respective general partners.

         (ii) Net income and losses from operations are currently allocated so that partners' capital accounts stand in the ratio of the percentage interest listed above.

         (iii) Distributions are made to partners based on specified payout percentages and include cumulative preferred returns to Morgan Stanley's affiliates. The payout percentage to Morgan Stanley's affiliates is 57.5% until the affiliates receive distributions equal to their capital contributions and a 12% cumulative preferred return compounded quarterly. Then, the payout percentage to Morgan Stanley's affiliates is 50.5% until the affiliates receive distributions equal to their capital contributions and an 18% cumulative preferred return compounded quarterly. Thereafter, the payout percentage to Morgan Stanley's affiliates is 47.5%. During 2001, Morgan Stanley's affiliates received sufficient cumulative distributions to exceed their capital contributions plus cumulative returns of 18%. Accordingly, Morgan Stanley's affiliates are currently receiving a payout percentage of 47.5% and Crescent's affiliates are receiving 52.5%.

         (iv) The CMS Partnerships will continue to exist until December 31, 2040 unless terminated earlier due to specified events.

         (v) No additional partners may be admitted to the CMS Partnerships unless specific conditions in the partnership agreements are met. Partnership interests may be transferred to affiliates of Crescent or Morgan Stanley. Crescent has the right of first refusal to buy the partnership interests of the Morgan Stanley affiliates at the same terms and conditions offered to a third party purchaser, or sell its affiliates' interests to the same third party purchaser.

         (vi) Crescent and Morgan Stanley have the right to offer to purchase the other partner's affiliates' partnership interests in the event of failure to make specified capital contributions or a specified default by the other. Specified defaults include bankruptcy, breach of partnership covenants, transfer of partnership interests except as permitted by the partnership agreements, and fraud or gross negligence.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the CMS Partnerships' financial instruments as of December 31, 2001 and 2000 follows (in thousands):

                                                                       2001                           2000
                                                             --------------------------      -------------------------
                                                             Carrying        Estimated       Carrying       Estimated
                                                              Amounts       Fair Values       Amounts      Fair Values
                                                             ---------      -----------      ---------     -----------
Woodlands Development
   Notes and contracts receivable .....................      $  25,698       $  25,698       $  30,471      $  30,471
   Affiliated company note payable ....................          2,651           2,651          15,880         15,880
   Debt ...............................................        225,263         224,977         255,356        255,175
   Notes payable to partners ..........................         25,000          33,017          25,000         31,524
   Derivative financial instrument ....................           (314)           (314)             --             --
Woodlands Commercial
   Notes receivable ...................................            170             170             377            361
   Affiliated company note receivable .................          2,651           2,651          15,880         15,880
   Debt ...............................................         91,623          91,623          98,773         98,773

     Fair values of notes and contracts receivable were estimated by discounting future cash flows using interest rates at which similar loans currently could be made for similar maturities to borrowers with comparable credit ratings. Fair values of fixed-rate, long-term debt were based on current interest rates offered to the CMS Partnerships for debt with similar remaining maturities. For floating-rate debt obligations, carrying amounts and fair values were assumed to be equal because of the nature of these obligations. The carrying amounts of the CMS Partnerships' other financial instruments approximate their fair values.

(11) EMPLOYEE SAVINGS PLAN

     Woodlands Operating has a 401(k) defined contribution plan that is available to all full-time employees who meet specified service requirements. The plan is administered by a third party. Contributions to the plan are based on a match of employee contributions up to a specified limit. For the years ended December 31, 2001 and 2000, Woodlands Operating contributions totaled $707,000 and $634,000.

(12) SUBSEQUENT EVENT

     On February 14, 2002, Crescent Real Estate Equities Company ("CREEC") and Crescent Operating, Inc. ("COPI") entered into an agreement that provides for the transfer of certain assets of COPI to CREEC in satisfaction of indebtedness and lease obligations and for the filing of a prepackaged bankruptcy plan by COPI. Pursuant to the agreement, COPI transferred its interest in The Woodlands Land Company, Inc. to CREEC on February 14, 2002, and will also transfer its interest in WOCOI Investment Company to CREEC. Management does not believe that the transfer of COPI's assets to CREEC or the planned bankruptcy filing by COPI will have a material adverse impact on the financial position or results of operations of the CMS Partnerships, individually or on a combined basis.

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

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2003.

ITEM 11. EXECUTIVE COMPENSATION

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2003.

ITEM 14. CONTROLS AND PROCEDURES

         The Operating Partnership and Crescent Finance Company maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in their respective reports under the Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Operating Partnership and Crescent Finance Company's management, including their Chief Executive Officers and Chief Financial and Accounting Officers, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management of the Operating Partnership and Crescent Finance Company recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Operating Partnership and Crescent Finance Company carried out evaluations, under the supervision and with the participation of the Operating Partnership and Crescent Finance Company's management, including their Chief Executive Officers and Chief Financial and Accounting Officers, of the effectiveness of the design and operation of the Operating Partnership and Crescent Finance Company's disclosure controls and procedures. Based on the foregoing, the Operating Partnership and Crescent Finance Company's Chief Executive Officers and Chief Financial and Accounting Officers concluded that the Operating Partnership and Crescent Finance Company's disclosure controls and procedures were effective.


                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         Report of Independent Auditors

         Crescent Real Estate Equities Limited Partnership Consolidated Balance Sheets at December 31, 2002 and 2001.

         Crescent Real Estate Equities Limited Partnership Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

         Crescent Real Estate Equities Limited Partnership Consolidated Statements of Partners' Capital for the years ended December 31, 2002, 2001 and 2000.

         Crescent Real Estate Equities Limited Partnership Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

         Crescent Real Estate Equities Limited Partnership Notes to Consolidated Financial Statements.

         Financial Statement Schedules

         Schedule III - Crescent Real Estate Equities Limited Partnership Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 2002.

         All other schedules have been omitted either because they are not applicable or because the required information has been disclosed in the Financial Statements and related notes included in the consolidated statements.

         Financial Statement Schedules and Financial Statements of Subsidiaries not consolidated and Fifty-Percent-or-Less-Owned Persons

(a)(2) Financial Statement Schedules and Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons



           The Woodlands Land Development Company, L.P., The Woodlands Commercial
           Properties Company, L.P., and The Woodlands Operating Company, L.P.

                  Report of Independent Auditors..............................................................     152

                  Combining Balance Sheet at December 31, 2002................................................     153

                  Combining Statement of Earnings and Comprehensive Income
                  for the year ended December 31, 2002........................................................     154

                  Combining Statement of Changes in Partners' Equity (Deficit)
                  for the year ended December 31, 2002........................................................     155

                  Combining Statement of Cash Flows for the year ended December 31, 2002......................     156

                  Notes to Combining Financial Statements.....................................................     158



The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties
Company, L.P., and The Woodlands Operating Company, L.P.

        Unaudited Combining Balance Sheets at December 31, 2001 and 2000 ................................   180

        Unaudited Combining Statements of Earnings and Comprehensive Income for the years ended
        December 31, 2001 and 2000 .......................................................................  181

        Unaudited Combining Statements of Changes in Partners' Equity (Deficit) for the year ended
        December 31, 2001 and 2000 ......................................................................   182

        Unaudited Combining Statements of Cash Flows for the year ended December 31, 2001 and 2000 ......   183

        Unaudited Notes to Combining Financial Statements (unaudited)....................................   184


          The financial statement schedules and financial statements listed in this Item 15(a)(2) are contained in Item 8, Financial Statements and Supplementary Data.

(a)(3)   Exhibits

         The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b)      Reports on Form 8-K

         None.

(c)      Exhibits

         See Item 15(a)(3) above.

(d) Financial Statement Schedules and Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons

         See Item 15(a)(2) above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2003.

                               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                     (Registrant)

                               By: Crescent Real Estate Equities, Ltd.
                                   Its General Partner

                               By: /s/ John C. Goff
                                   -----------------------------------------
                                   John C. Goff
                                   Sole Director and Chief Executive Officer

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


                SIGNATURE                                 TITLE                               DATE
                ---------                                 -----                               ----
     /s/  John C. Goff                  Sole Director and Chief Executive                    3/27/03
     -------------------------------    Officer and President of Crescent Real
           John C. Goff                 Estate Equities, Ltd.
                                        (Principal Executive Officer)


     /s/  Jerry R. Crenshaw Jr.         Executive Vice President, Chief Financial            3/27/03
     -------------------------------    Officer of Crescent Real Estate Equities, Ltd.
           Jerry R. Crenshaw Jr.        (Principal Financial and Accounting Officer)


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

                                 CERTIFICATIONS

         I, John C. Goff, the Chief Executive Officer of Crescent Real Estate Equities Ltd., the general partner of Crescent Real Estate Equities Limited Partnership, and the Chief Executive Officer of Crescent Finance Company, hereby certify that:

         1. I have reviewed this annual report on Form 10-K of Crescent Real Estate Equities Limited Partnership and Crescent Finance Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

         4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and have:

                      a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                      b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of the registrants' boards of directors (or persons performing the equivalent functions):

                      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

                      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

         6. The registrants' other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 27, 2003

                                /s/ John C. Goff
                                ---------------------------------------------
                                Name:    John C. Goff
                                Title:   Chief Executive Officer

                                 CERTIFICATIONS

         I, Jerry R. Crenshaw, Jr., the Executive Vice President, Chief Financial and Accounting Officer of Crescent Real Estate Equities Ltd., the general partner of Crescent Real Estate Equities Limited Partnership, and the Executive Vice President, Chief Financial and Accounting Officer of Crescent Finance Company, hereby certify that:

         1. I have reviewed this annual report on Form 10-K of Crescent Real Estate Equities Limited Partnership and Crescent Finance Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

         4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

                      a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                      b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrants' boards of directors (or persons performing the equivalent functions):

                      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

                      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

         6. The registrants' other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 27, 2003

                                 /s/ Jerry R. Crenshaw, Jr.
                                 --------------------------------------------
                                 Jerry R. Crenshaw, Jr.
                                 Executive Vice President, Chief Financial and Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------

 3.01 Second Amended and Restated Agreement of Limited Partnership of the Registrant dated November 1, 1997, as amended (filed as Exhibit No. 10.02 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Company 2002 2Q 10-Q") of
               Crescent Real Estate Equities Company (the "Company") and incorporated herein by reference)

 4.01 Indenture, dated as of April 15, 2002, between the Registrant and UMB Bank, N.A. (filed as Exhibit No. 4.03 to the Registrant
               Statement on Form S-4 (File No. 33-89194) of the Registrant (the
               "Form S-4") and incorporated herein by reference)

 4.02 Restated Declaration of Trust of the Company, as amended (filed as Exhibit No. 3.01 to the Current Report on Form 8-K filed April
               25, 2002 of the Company and incorporated herein by reference)

 4.03 Amended and Restated Bylaws of the Company, as amended (filed as Exhibit No. 3.02 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 of the Company and incorporated herein by reference)

 4.04          Amended and Restated Registration Rights Agreement among the
               Registrant, Richard E. Rainwater, Darla D. Moore, Courtney E.
               Rainwater, Matthew J. Rainwater, R. Todd Rainwater, The Richard
               E. Rainwater Charitable Remainder Unitrust No. 2 and Rainwater,
               Inc. (filed as Exhibit 4.05 to Amendment No. 1 to the Form S-4 and incorporated herein by reference)

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

10.03 Employment Agreement by and between the Registrant, the Company and John C. Goff, dated as of February 19, 2002 (filed as Exhibit
               No. 10.01 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the "Company 2002 1Q 10-Q") of the Company and incorporated herein by reference)

10.04          Employment Agreement Jerry R. Crenshaw, dated as of December 14,
               1998 (filed as Exhibit No. 10.08 to the Annual Report on Form
               10-K for the fiscal year ended December 31, 1999 the ("Company
               1999 10-K") of the Company and incorporated herein by reference)

EXHIBIT
NUMBER                   DESCRIPTION OF EXHIBIT
-------                  ----------------------


10.05                    Form of Officers' and Trust Managers' Indemnification
                         Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Registration Statement on Form
                         S-4 (File No. 333-42293) of the Registrant and incorporated herein by reference)

10.06                    Crescent Real Estate Equities Company 1994 Stock
                         Incentive Plan (filed as Exhibit No. 10.7 to the
                         Registration Statement on Form S-11 (File No. 33-75188)
                         (the "Form S-11") of the Company and incorporated herein by reference)

10.07                    Third Amended and Restated 1995 Crescent Real Estate
                         Equities Company Stock Incentive Plan (filed as Exhibit
                         No. 10.01 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 of the Company and incorporated herein by reference)

10.08                    Amendment dated as of November 4, 1999 to the Crescent
                         Real Estate Equities Company 1994 Stock Incentive Plan and the Second Amended and Restated 1995 Crescent Real
                         Estate Equities Company Stock Incentive Plan (filed as
                         Exhibit No. 10.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Company
                         2000 10-K") of the Company and incorporated herein by reference)

10.09                    Amendment dated of November 1, 2001 to the Crescent
                         Real Estate Equities Company 1994 Stock Incentive Plan and the Third Amended and Restated 1995 Crescent Real
                         Estate Equities Company Stock Incentive Plan (filed as
                         Exhibit No. 10.11 to the Annual Report on Form 10-K for the fiscal year ended December 31 2001 of the Company and incorporated herein by reference)

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

10.15                    Form of Registration Rights, Lock-up and Pledge
                         Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT
-------         ----------------------


10.16 Restricted Stock Agreement by and between the Company and John C. Goff, dated as of February 19, 2002 (filed as Exhibit No. 10.02 to the
         Company 2002 1Q 10-Q and incorporated herein by reference)

10.17 Unit Option Agreement pursuant to the 1996 Plan by and between the Registrant and John C. Goff, dated as of February 19, 2002 (filed as
         Exhibit No. 10.01 to the Company 2002 2Q 10-Q and incorporated herein by reference)

10.18 Unit Option Agreement by and between the Registrant and John C. Goff, dated as of February 19, 2002 (filed as Exhibit No. 10.04 to the
         Company 2002 1Q 10-Q and incorporated herein by reference)

10.19    Unit Option Agreement by and between the Registrant and Dennis H.
         Alberts, dated as of February 19, 2002 (filed as Exhibit No. 10.05 to the Company 2002 1Q 10-Q and incorporated herein by reference)


10.20    Unit Option Agreement by and between the Registrant and Kenneth S.
         Moczulski, dated as of February 19, 2002 (filed as Exhibit No. 10.06 to the Company 2002 1Q 10-Q and incorporated herein by reference)


10.21 Unit Option Agreement by and between the Registrant and David M. Dean, dated as of February 19, 2002 (filed as Exhibit No. 10.07 to the
         Company 2002 1Q 10-Q and incorporated herein by reference)


10.22 Unit Option Agreement by and between the Registrant and Jane E. Mody, dated as of February 19, 2002 (filed as Exhibit No. 10.08 to the
         Company 2002 1Q 10-Q and incorporated herein by reference)


10.23    Unit Option Agreement by and between the Registrant and Jerry R.
         Crenshaw, Jr., dated as of February 19, 2002 (filed as Exhibit No.
         10.09 to the Company 2002 1Q 10-Q and incorporated herein by reference)


10.24 Unit Option Agreement by and between the Registrant and Jane B. Page, dated as of February 19, 2002 (filed as Exhibit No. 10.10 to the
         Company 2002 1Q 10-Q and incorporated herein by reference)


10.25    Unit Option Agreement by and between the Registrant and John L.
         Zogg, Jr., dated as February 19, 2002 (filed as Exhibit No. 10.11 to the Company 2002 1Q 10-Q and incorporated herein by reference)

10.26    Unit Option Agreement by and between the Registrant and Dennis H.
         Alberts, dated as of March 5, 2001 (filed as Exhibit No. 10.12 to the
         Company 2002 1Q 10-Q and incorporated herein by reference)

12.01    Statement Regarding Computation of Ratios of Earnings to Fixed Charges
         (filed herewith)

21.01    List of Subsidiaries (filed as Exhibit 21.01 to the Annual Report on
         Form 10-K for the fiscal year ended December 31, 2002 of the Company and incorporated herein by reference)

23.01    Consent of Ernst & Young LLP (filed herewith)

23.02    Consent of Ernst & Young LLP (filed herewith)

99.01 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)