Form 10-Q
period 2003-03-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP; CRESCENT FINANCE CO
filed 2003-05-14
CIK 1010958, 1174272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2003
                          COMMISSION FILE NO. 333-42293
                                              333-89194-01

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                            CRESCENT FINANCE COMPANY*
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    75-2531304
          Delaware                                    42-1536518
------------------------------------     ---------------------------------------
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

                        YES   X       NO
                            ------      ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                        YES   X       NO
                            -----       -----






* Crescent Finance Company meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I:           FINANCIAL INFORMATION                                                                PAGE

Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002
           (audited).............................................................................        3

           Consolidated Statements of Operations for the three months ended March
           31, 2003 and 2002 (unaudited).........................................................        4

           Consolidated Statements of Partners' Capital for the three months ended
           March 31, 2003 (unaudited)............................................................        5

           Consolidated Statements of Cash Flows for the three months ended March 31, 2003
           and 2002 (unaudited)..................................................................        6

           Notes to Consolidated Financial Statements............................................        7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       34

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       56

Item 4.    Controls and Procedures...............................................................       56

PART II:          OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K......................................................       56

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per unit data)

                                                                              MARCH 31,       DECEMBER 31,
                                                                                2003             2002
                                                                           --------------    --------------
                                                                             (UNAUDITED)       (AUDITED)
ASSETS:
Investments in real estate:
   Land                                                                    $      314,828    $      304,319
   Land held for investment or development                                        454,948           447,778
   Building and improvements                                                    2,914,577         2,901,107
   Furniture, fixtures and equipment                                              117,460           114,715
   Properties held for disposition, net                                            45,625            63,270
   Less -  accumulated depreciation                                              (763,193)         (732,353)
                                                                           --------------    --------------
               Net investment in real estate                               $    3,084,245    $    3,098,836

   Cash and cash equivalents                                               $       70,382    $       75,418
   Restricted cash and cash equivalents                                            87,923           105,786
   Accounts receivable, net                                                        43,922            41,999
   Deferred rent receivable                                                        61,790            60,973
   Investments in real estate mortgages and
       equity of unconsolidated companies                                         549,126           562,643
   Notes receivable, net                                                           98,776           115,494
   Income tax asset-current and deferred, net                                      42,287            39,709
   Other assets, net                                                              179,411           184,251
                                                                           --------------    --------------
               Total assets                                                $    4,217,862    $    4,285,109
                                                                           ==============    ==============


LIABILITIES:
   Borrowings under Credit Facility                                        $      285,000    $      164,000
   Notes payable                                                                2,159,293         2,218,910
   Accounts payable, accrued expenses and other liabilities                       313,022           373,020
                                                                           --------------    --------------
              Total liabilities                                            $    2,757,315    $    2,755,930
                                                                           --------------    --------------


COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                        $       39,495    $       43,972

PARTNERS' CAPITAL:
   Series A Convertible Cumulative Preferred Units, liquidation preference $25.00 per unit, 10,800,000 units issued and
       outstanding, at March 31, 2003 and December 31, 2002                $      248,160    $      248,160
  Series B Cumulative Preferred Units,
      liquidation preference of $25.00 per unit, net
      3,400,000 units issued and outstanding,
       at March 31, 2003 and December 31, 2002                                     81,923            81,923
   Units of Partnership Interests, 58,458,798 and 58,484,396 issued and outstanding at March 31, 2003 and December 31, 2002,
      respectively:
     General partner's -- outstanding 584,588 and 584,844                          11,450            12,097
     Limited partners' -- outstanding 57,874,210 and 57,899,552                 1,106,156         1,170,279
   Accumulated other comprehensive income                                         (26,637)          (27,252)
                                                                           --------------    --------------
              Total partners' capital                                      $    1,421,052    $    1,485,207
                                                                           --------------    --------------
              Total liabilities and partners' capital                      $    4,217,862    $    4,285,109
                                                                           ==============    ==============



        The accompanying notes are an integral part of these consolidated financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                                                FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                                 2003           2002
                                                                             ------------    ------------
REVENUE:
   Office Property                                                           $    128,682    $    139,589
   Resort/Hotel Property                                                           63,721          38,524
   Residential Development Property                                                35,365          38,750
   Interest and other income                                                        1,667           7,650
                                                                             ------------    ------------
          Total revenue                                                      $    229,435    $    224,513
                                                                             ------------    ------------

EXPENSE:
   Office Property real estate taxes                                         $     18,148    $     20,489
   Office Property operating expenses                                              42,907          43,159
   Resort/Hotel Property expense                                                   49,740          23,890
   Residential Development Property expense                                        32,929          36,818
   Corporate general and administrative                                             6,415           6,392
   Interest expense                                                                43,233          42,272
   Amortization of deferred financing costs                                         2,424           2,320
   Depreciation and amortization                                                   38,772          32,640
   Other expenses                                                                     127              --
                                                                             ------------    ------------
          Total expense                                                      $    234,695    $    207,980
                                                                             ------------    ------------

         Operating (loss) income                                             $     (5,260)   $     16,533
                                                                             ------------    ------------

OTHER INCOME AND EXPENSE:
   Equity in net income (loss) of unconsolidated
    companies:
         Office Properties                                                   $      1,458    $      1,310
         Resort/Hotel Properties                                                      743              --
         Residential Development Properties                                           970          12,483
         Temperature-controlled logistics Properties                                1,507            (310)
         Other                                                                     (1,029)         (4,061)
                                                                             ------------    ------------
     Total equity in net income (loss) of unconsolidated companies           $      3,649    $      9,422
                                                                             ------------    ------------

   Gain on property sales, net                                                         52              --
                                                                             ------------    ------------
         Total other income and expense                                      $      3,701    $      9,422
                                                                             ------------    ------------

(LOSS) INCOME BEFORE  MINORITY INTERESTS, INCOME TAXES,
  DISCONTINUED OPERATIONS, AND CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE                                        $     (1,559)   $     25,955
   Minority interests                                                               1,110          (4,363)
   Income tax benefit                                                               2,515           5,380
                                                                             ------------    ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS AND
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                                       $      2,066    $     26,972
Discontinued operations - income (loss) on assets sold and held for sale              202           2,392
Discontinued operations - (loss) gain on assets sold and held for sale            (17,318)          2,197
Cumulative effect of a change in accounting principle                                  --         (10,326)
                                                                             ------------    ------------

NET (LOSS) INCOME                                                            $    (15,050)   $     21,235

Series A Preferred unit distributions                                              (4,556)         (3,375)
Series B Preferred unit distributions                                              (2,019)             --
                                                                             ------------    ------------

NET (LOSS) INCOME AVAILABLE TO GENERAL AND LIMITED PARTNERS                  $    (21,625)   $     17,860
                                                                             ============    ============


BASIC EARNINGS PER UNIT DATA:
Net (loss) income before discontinued operations and cumulative effect
     of a change in accounting principle                                     $      (0.07)   $       0.36
Discontinued operations - income (loss) on assets sold and held for sale               --            0.04
Discontinued operations - (loss) gain on assets sold and held for sale              (0.30)           0.03
Cumulative effect of a change in accounting principle                                  --           (0.16)
                                                                             ------------    ------------

   Net (loss) income available to partners - basic                           $      (0.37)   $       0.27
                                                                             ============    ============

DILUTED EARNINGS PER UNIT DATA:
Net (loss) income before discontinued operations and cumulative effect
     of a change in accounting principle                                     $      (0.07)   $       0.35
Discontinued operations - income (loss) on assets sold and held for sale               --            0.04
Discontinued operations - (loss) gain on assets sold and held for sale              (0.30)           0.03
Cumulative effect of a change in accounting principle                                  --           (0.15)
                                                                             ------------    ------------

   Net (loss) income available to partners- diluted                          $      (0.37)   $       0.27
                                                                             ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (dollars in thousands)

                                                                                                    ACCUMULATED
                                                PREFERRED       GENERAL           LIMITED              OTHER            TOTAL
                                                PARTNERS'      PARTNERS'          PARTNERS'        COMPREHENSIVE      PARTNERS'
                                                 CAPITAL        CAPITAL           CAPITAL              INCOME          CAPITAL
                                             --------------   --------------    --------------    --------------    --------------
PARTNERS' CAPITAL, December 31, 2002         $      330,083   $       12,097    $    1,170,279    $      (27,252)   $    1,485,207

Contributions                                            --               --               (10)               --               (10)
Distributions                                            --             (431)          (42,704)               --           (43,135)
Net (Loss) Income                                        --             (216)          (21,409)               --           (21,625)
Unrealized Loss on Marketable Securities                 --               --                --              (601)             (601)
Unrealized Net Gain on Cash Flow Hedges                  --               --                --             1,216             1,216
                                             --------------   --------------    --------------    --------------    --------------

PARTNERS' CAPITAL, March 31, 2003            $      330,083   $       11,450    $    1,106,156    $      (26,637)   $    1,421,052
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                                      FOR THE THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                    2003            2002
                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                $    (15,050)   $     21,235
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                                   41,196          34,960
       Residential Development cost of sales                                           13,591          32,342
       Residential Development capital expenditures                                   (23,728)        (21,092)
       Discontinued operations                                                         17,772             (13)
       Gain on property sales, net                                                        (52)             --
       Minority interests                                                              (1,110)          4,363
       Cumulative effect of change in accounting principle                                 --          10,326
       Non-cash compensation                                                               62              37
       Distributions received in excess of earnings
         from unconsolidated companies:
           Office Properties                                                               --             894
           Other                                                                          926           4,083
       Equity in (earnings) loss net of distributions received from unconsolidated companies:
           Office Properties                                                             (893)             --
           Residential Development Properties                                            (936)         (5,315)
           Temperature-controlled logistics Properties                                 (1,507)           (385)
           Resort/Hotel Properties                                                       (743)             --
Change in assets and liabilities, net of effects of DBL consolidation/COPI transaction:
       Restricted cash and cash equivalents                                            19,204          27,495
       Accounts receivable                                                              1,087            (796)
       Deferred rent receivable                                                          (817)            523
       Income tax asset-current and deferred                                           (2,578)         (6,022)
       Other assets                                                                     1,892           2,798
       Accounts payable, accrued expenses and
           other liabilities                                                          (72,504)        (79,576)
                                                                                 ------------    ------------
           Net cash (used in) provided by operating activities                   $    (24,188)   $     25,857
                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net cash impact of DBL consolidation/COPI transaction                           11,374          38,226
       Proceeds from property sales                                                     1,116          11,878
       Acquisition of rental properties                                                (2,000)         (8,410)
       Development of investment properties                                              (522)           (637)
       Property improvements - Office Properties                                       (2,211)         (3,735)
       Property improvements - Resort/Hotel Properties                                 (2,404)         (5,760)
       Tenant improvement and leasing costs - Office Properties                       (12,456)         (8,347)
       (Increase) Decrease in restricted cash and cash equivalents                     (1,341)          9,752
       Return of investment in unconsolidated companies:
           Office Properties                                                              287             376
           Residential Development Properties                                              --           7,173
           Other                                                                        4,753              --
       Investment in unconsolidated companies:
           Office Properties                                                              (52)             --
           Residential Development Properties                                          (1,038)        (14,203)
           Temperature-controlled logistics Properties                                   (828)             --
           Hotel/Resort Properties                                                         (2)             --
       Decrease (Increase) in notes receivable                                         16,743            (487)
                                                                                 ------------    ------------
           Net cash provided by investing activities                             $     11,419    $     25,826
                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt financing costs                                                               (68)           (107)
       Borrowings under Credit Facility                                               136,000          51,500
       Payments under Credit Facility                                                 (15,000)             --
       Notes Payable proceeds                                                          10,000              --
       Notes Payable payments                                                         (66,750)         (2,274)
       Residential development properties note payable borrowings                      17,529           6,553
       Residential development properties note payable payments                       (20,724)        (18,647)
       Capital distributions - joint venture preferred equity partner                      --          (3,522)
       Capital distributions - joint venture partner                                   (3,534)           (128)
       Capital contributions to the Operating Partnership                                 (10)            492
       Series A Preferred Unit distributions                                           (4,556)         (3,375)
       Series B Preferred Unit distributions                                           (2,019)             --
       Distributions from the Operating Partnership                                   (43,135)        (51,393)
                                                                                 ------------    ------------
           Net cash provided by (used in) financing activities                   $      7,733    $    (20,901)
                                                                                 ------------    ------------



(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (5,036)         30,782
CASH AND CASH EQUIVALENTS,
       Beginning of period                                                             75,418          31,644
                                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS,
       End of period                                                             $     70,382    $     62,426
                                                                                 ============    ============


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

         All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of March 31, 2003, the Company's approximately 84% limited partner interest has been treated as equivalent, for purposes of this report, to 48,999,166 units and the remaining approximately 15% limited partner interest has been treated as equivalent, for purposes of this report, to 8,875,044 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 584,588 units.

         The Company owns its assets and carries on its operations and other activities through the Operating Partnership and its other subsidiaries. The limited partnership agreement of the Operating Partnership acknowledges that all of the Company's operating expenses are incurred for the benefit of the Operating Partnership and provides that the Operating Partnership shall reimburse the Company for all such expenses. Accordingly, expenses of the Company are reimbursed by the Operating Partnership. The limited partnership agreement also requires that the Operating Partnership operate in such a manner that enables the Company to maintain real estate investment trust status pursuant to Section 856 of the U.S. Internal Revenue Code of 1986, as amended.

         Crescent Finance Company, a Delaware corporation wholly-owned by the Operating Partnership, was organized in March 2002 for the sole purpose of acting as co-issuer with the Operating Partnership of $375.0 million aggregate principal amount of 9.25% senior notes due 2009. Crescent Finance Company does not conduct operations of its own.

         The following table shows, by consolidated entity, the real estate assets that the Operating Partnership owned or had an interest in as of March 31, 2003.


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

                              Joint Venture assets, consolidated - 301 Congress Avenue (50% interest) and The Woodlands Office Properties (85.6% interest) (four office properties). These five properties are included in the Operating Partnership's Office Segment. Sonoma Mission Inn & Spa (80.1% interest), included in the Operating Partnership's Resort/Hotel Segment.

                              Equity Investments, unconsolidated - Bank One Center (50% interest), Bank One Tower (20% interest), Three Westlake Park (20% interest), Four Westlake Park (20% interest), Miami Center (40% interest), 5 Houston Center (25% interest) and Five Post Oak Park (30% interest). These properties are included in the Operating Partnership's Office Segment. Ritz Carlton Palm Beach (50% interest), included in the Operating Partnership's Resort/Hotel Segment. The temperature-controlled logistics properties (40% interest in 88 properties). These properties are included in the Operating Partnership's Temperature-Controlled Logistics Segment.

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

Crescent Real Estate          Wholly-owned assets - Albuquerque Plaza, Barton
Funding II, L.P.              Oaks Plaza One, Briargate Office and Research
("Funding II")                Center, Las Colinas Plaza, Liberty Plaza I & II,
                              MacArthur Center I & II, Ptarmigan Place, Stanford
                              Corporate Centre, Two Renaissance Square and 12404
                              Park Central. These properties are included in the Operating Partnership's Office Segment. The Hyatt
                              Regency Albuquerque and the Park Hyatt Beaver
                              Creek Resort & Spa. These properties are included in the Operating Partnership's Resort/Hotel
                              Segment.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Crescent Real Estate          Wholly-owned assets - Greenway Plaza Office
Funding III, IV and V,        Properties (ten office properties). These
L.P. ("Funding III, IV        properties are included in the Operating
and V")(1)                    Partnership's Office Segment, and Renaissance
                              Houston Hotel, included in the Operating
                              Partnership's Resort/Hotel Segment.

Crescent Real Estate          Wholly-owned asset - Canyon Ranch - Lenox,
Funding VI, L.P.              included in the Operating Partnership's
("Funding VI")                Resort/Hotel Segment.


Crescent Real Estate          Wholly-owned assets - Six behavioral healthcare
Funding VII, L.P.             properties.
("Funding VII")



Crescent Real Estate          Wholly-owned assets - The Addison, Addison Tower,
Funding VIII, L.P.            Austin Centre, The Avallon V, Frost Bank Plaza,
("Funding VIII")              Greenway I and IA (two office properties),
                              Greenway II, Johns Manville Plaza, Palisades
                              Central I, Palisades Central II, Stemmons Place,
                              Trammell Crow Center(2), 3333 Lee Parkway, 1800
                              West Loop South, 5050 Quorum, 44 Cook and 55
                              Madison. These Properties are included in the Operating Partnership's Office Segment. The Canyon
                              Ranch - Tucson, Omni Austin Hotel, and Ventana Inn
                              & Spa, all of which are included in the Operating
                              Partnership's Resort/Hotel Segment.

Crescent Real Estate          Wholly-owned asset - 707 17th Street, included in
Funding IX, L.P.              the Operating Partnership's Office Segment. The
("Funding IX")                Denver Marriott City Center, included in the
                              Operating Partnership's Resort/Hotel Segment.

Crescent Real Estate          Wholly-owned assets - Fountain Place and Post Oak
Funding X, L.P.               Central (three office properties), all of which
("Funding X")                 are included in the Operating Partnership's Office
                              Segment.


Crescent Spectrum             Wholly-owned asset - Spectrum Center, included in
Center, L.P.(3)               the Operating Partnership's Office Segment.


Mira Vista Development        Equity Investments, consolidated - Mira Vista (98%
Corp. ("MVDC")                interest), included in the Operating Partnership's
                              Residential Development Segment.


Houston Area Development      Equity Investments, consolidated - Falcon Point
Corp. ("HADC")                (98% interest), Falcon Landing (98% interest) and
                              Spring Lakes (98% interest). These properties are included in the Operating Partnership's
                              Residential Development Segment.


Desert Mountain               Equity Investments, consolidated - Desert Mountain
Development Corporation       (93% interest), included in the Operating
("DMDC")                      Partnership's Residential Development Segment.


The Woodlands Land            Equity Investments, unconsolidated - The Woodlands
Company ("TWLC")              (42.5% interest),(4) included in the Operating
                              Partnership's Residential Development Segment.

Crescent Resort               Equity Investments, consolidated - Eagle Ranch
Development Inc. ("CRDI")     (60% interest), Main Street Junction (30%
                              interest), Main Street Station (30% interest),
                              Main Street Station Vacation Club (30% interest),
                              Riverbend (60% interest), Park Place at Riverfront
                              (64% interest), Park Tower at Riverfront (64%
                              interest), Promenade Lofts at Riverfront (64% interest), Creekside at Riverfront (64% interest), Cresta (60% interest), Snow Cloud (64% interest),
                              Horizon Pass Lodge (64% interest), One Vendue
                              Range (62% interest), Old Greenwood (71.2%
                              interest), Tahoe Mountain Resorts (57% - 71.2% interest). These properties are included in the Operating Partnership's Residential Development
                              Segment.

                              Equity Investment, unconsolidated - Three Peaks (Eagle's Nest) (50% interest), included in the Operating Partnership's Residential Development Segment.

Crescent TRS Holdings         Equity Investments, unconsolidated - two quarries
Corp.                         (56% interest), included in the Operating
                              Partnership's Temperature-Controlled Logistics
                              Segment.

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

         (4) Distributions are made to Partners based on specified payout percentages. During the three months ended March 31, 2003, the Operating Partnership's payout percentage and economic interest was 52.5%.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         See Note 6, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies," for a table that lists the Operating Partnership's ownership in significant unconsolidated joint ventures and equity investments as of March 31, 2003.

         See Note 7, "Notes Payable and Borrowings Under Credit Facility," for a list of certain other subsidiaries of the Operating Partnership, all of which are consolidated in the Operating Partnership's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

SEGMENTS

         The assets and operations of the Operating Partnership were divided into four investment segments at March 31, 2003, as follows:

         o        Office Segment;

         o        Resort/Hotel Segment;

         o        Residential Development Segment; and

         o        Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned in whole or in part the following real estate assets (the "Properties") as of March 31, 2003:

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

         o RESORT/HOTEL SEGMENT consisted of six luxury and destination fitness resorts and spas with a total of 1,306 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties"). Eight of the Resort/Hotel Properties are wholly-owned, one is owned through a joint venture that is consolidated, and one is owned through a joint venture that is unconsolidated.

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and voting and non-voting common stock representing interests of 98% to 100% in five residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through partnership arrangements, owned in whole or in part 22 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in Vornado Crescent Portland Partnership (the "Temperature-Controlled Logistics Partnership") and a 56% interest in the Vornado Crescent Carthage and KC Quarry L.L.C. The Temperature-Controlled Logistics Partnership owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT. As of March 31, 2003, the Temperature-Controlled Logistics Corporation directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space. As of March 31, 2003, the Vornado Crescent Carthage and KC Quarry, L.L.C. owned two quarries and the related land.

         See Note 3, "Segment Reporting," for a table showing total revenues, operating expenses, equity in net income (loss) of unconsolidated companies and funds from operations for each of these investment segments for the three months ended March 31, 2003 and 2002, and identifiable assets for each of these investment segments at March 31, 2003 and December 31, 2002.

         For purposes of segment reporting as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," and this Quarterly Report on Form 10-Q, the Resort/Hotel Properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered three separate reportable segments, as described above. However, for purposes of investor communications, the

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Partnership classifies its luxury and destination fitness resorts and spas and Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to the similar characteristics of targeted customers. This group does not contain the four business-class hotel properties. Instead, for investor communications, the four business-class hotel properties are classified with the Temperature-Controlled Logistics Properties as the Operating Partnership's "Investment Sector."

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Operating Partnership's Form 10-K for the year ended December 31, 2002.

         Certain amounts in prior period financial statements have been reclassified to conform to current year presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This section should be read in conjunction with the more detailed information regarding the Operating Partnership's significant accounting policies contained in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

ADOPTION OF NEW ACCOUNTING STANDARDS

         STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 145. In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the reporting of gains and losses from early extinguishment of debt be included in the determination of net income unless criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," which allows for extraordinary item classification, are met. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002. The Operating Partnership adopted this Statement for fiscal 2003 and expects no impact in 2003 beyond the classification of costs related to early extinguishments of debt, which were shown in the Operating Partnership's 2001 Consolidated Statements of Operations as an extraordinary item.

         SFAS NOS. 148 AND 123. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation," effective for fiscal years ending after December 15, 2002, to amend the transition and disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In addition to the prospective transition method of accounting for Stock-Based Employee Compensation using the fair value method provided in SFAS No. 123, SFAS No. 148 permits two additional transition methods, both of which avoid the ramp-up effect arising from prospective application of the fair value method. The Retroactive Restatement Method requires companies to restate all periods presented to reflect the Stock-Based Employee Compensation under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The Modified Prospective Method requires companies to recognize Stock-Based Employee Compensation from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method in SFAS No. 123 had been used to account for employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Also, in the absence of a single accounting method for Stock-Based Employee Compensation, SFAS No. 148 expands disclosure requirements from those existing in SFAS No. 123, and requires disclosure of whether, when, and how an entity adopted the preferable, fair value method of accounting.

         Effective January 1, 2003, the Operating Partnership adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted, which requires that the value of stock options and unit options at the date of grant be amortized ratably into expense over the appropriate vesting period. As the Company and the Operating Partnership did not grant any stock options or unit options in the three months ended March 31, 2003, there was no impact of this adoption to the financial statements. With respect to the Company's stock options and the Operating Partnership's unit options which were granted prior to 2003, the Operating Partnership accounted for stock-based compensation using the

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's common shares (doubled for unit options) at the date of grant over the exercise price of the option granted. Compensation cost for stock options and unit options, if any, is recognized ratably over the vesting period. During the three months ended March 31, 2003, no compensation cost was recognized for grants of stock options or unit options made prior to 2003 under the Company and the Operating Partnership stock option and unit option plans because the Company's and the Operating Partnership's policy is to grant stock options and unit options with an exercise price equal to the quoted closing market price of the Company's common shares (doubled for unit options) on the grant date. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Operating Partnership's net income and earnings per unit would have been reduced to the following pro forma amounts:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
(in thousands, except per unit amounts)                2003           2002
                                                   ------------    ------------
Net (loss) income available to partners, as
    reported                                       $    (21,625)   $     17,860
Deduct: total stock-based employee
    compensation expense determined under fair
    value based method for all awards                      (838)           (980)
Pro forma net (loss) income                        $    (22,463)   $     16,880
(Loss) earnings per unit:
Basic - as reported                                $      (0.37)   $       0.27
Basic - pro forma                                  $      (0.38)   $       0.25
Diluted - as reported                              $      (0.37)   $       0.27
Diluted - pro forma                                $      (0.38)   $       0.25

         FASB INTERPRETATION 45. In November 2002, the FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and liability-recognition requirements for a guarantor of certain types of debt. The new guidance requires a guarantor to recognize a liability at the inception of a guarantee which is covered by the new requirements whether or not payment is probable, creating the new concept of a "stand-ready" obligation. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See
Note 9, "Commitments and Contingencies," for disclosure of the Operating Partnership's guarantees at March 31, 2003. The Operating Partnership adopted FIN 45 effective January 1, 2003. The Operating Partnership has not entered into additional debt guarantees during the three months ended March 31, 2003.

         FASB INTERPRETATION 46. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Under FIN 46, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs in the first fiscal year or interim period beginning after June 15, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of another entity such as a VIE. FIN 46 requires a VIE to be consolidated by a company if the company is subject to a majority of the risk of loss from the VIEs activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. These disclosure requirements are as follows: (a) the nature, purpose, size, and activities of the variable interest entity; and, (b) the enterprise's maximum exposure to loss as a result of its involvement with the VIE. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. The Operating Partnership is assessing the impact of this Interpretation, if any, on its existing entities and does not believe the impact will be significant on its liquidity, financial position, and results of operations. The Operating Partnership did not create any VIEs subsequent to January 31, 2003.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES

         EARNINGS PER SHARE. SFAS No. 128, "Earnings Per Share," ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share.

         Basic EPS is computed by dividing net income available to unitholders by the weighted average number of units outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue units were exercised or converted into units, where such exercise or conversion would result in a lower EPS amount. The Operating Partnership presents both basic and diluted earnings per share.

         The following table presents reconciliation for the three months ended March 31, 2003 and 2002 of basic and diluted earnings per unit from "Net income before discontinued operations and cumulative effect of a change in accounting principle" to "Net (loss) income available to partners." The table also includes weighted average units on a basic and diluted basis.

                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                          -------------------------------------------------------------------------------
                                                           2003                                    2002
                                          --------------------------------------    -------------------------------------
                                                           Wtd.        Per                         Wtd.
                                            Income         Avg.        Unit          Income        Avg.        Per Unit
(in thousands, except per unit amounts)     (Loss)        Units        Amount        (Loss)        Unit         Amount
                                          ----------    ----------    ----------    ----------    ----------   ----------
BASIC EPS -
Income before discontinued operations
  and cumulative effect of a change in
  accounting principle                    $    2,066        58,485                  $   26,972        66,303
Series A Preferred Unit distributions         (4,556)                                   (3,375)
Series B Preferred Unit distributions         (2,019)                                       --
                                          ----------    ----------    ----------    ----------    ----------   ----------
Net (loss) income available to            $   (4,509)       58,485    $    (0.07)   $   23,597        66,303   $     0.36
  partners before discontinued
  operations and cumulative effect of
  a change in accounting principle
Discontinued operations - income
  (loss) on assets sold and held for
  sale                                           202                          --         2,392                       0.04
Discontinued operations- (loss) gain
  on assets sold and held for sale           (17,318)                      (0.30)        2,197                       0.03
Cumulative effect of a change in
  accounting principle                            --                          --       (10,326)                     (0.16)
                                          ----------    ----------    ----------    ----------    ----------   ----------
Net (loss) income available to partners   $  (21,625)       58,485    $    (0.37)   $   17,860        66,303   $     0.27
                                          ==========    ==========    ==========    ==========    ==========   ==========


                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                               --------------------------------------------------------------------------------
                                                                2003                                     2002
                                               -------------------------------------     --------------------------------------
                                                                Wtd.                                      Wtd.
                                                Income          Avg.        Per Unit      Income          Avg.        Per Unit
(in thousands, except per unit amounts)         (Loss)         Units         Amount       (Loss)         Units         Amount
                                               ----------    ----------    ----------    ----------    ----------    ----------
DILUTED EPS -
Income  before discontinued operations
  and cumulative effect of a change in
  accounting principle                         $    2,066        58,485                  $   26,972        66,303
Series A Preferred Unit distributions              (4,556)                                   (3,375)
Series B Preferred Unit distributions              (2,019)                                       --
                                               ----------    ----------    ----------    ----------    ----------    ----------
Effect of dilutive securities
  Additional units  relating to
   unit options                                                       2                                       255
Net (loss)  income available to
  partners before discontinued
  operations and cumulative effect of
  a change in accounting principle                 (4,509)       58,487    $    (0.07)   $   23,597        66,558    $     0.36
Discontinued operations - income
  (loss) on assets sold and  held for
  sale                                                202                          --         2,392                        0.04
Discontinued operations - (loss) gain
  on assets sold and held for sale                (17,318)                      (0.30)        2,197                        0.03
Cumulative effect of a change in
accounting principle                                   --                          --       (10,326)                      (0.16)
                                               ----------    ----------    ----------    ----------    ----------    ----------
Net (loss) income available to partners        $  (21,625)       58,487    $    (0.37)   $   17,860        66,558    $     0.27
                                               ==========    ==========    ==========    ==========    ==========    ==========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         This table presents supplemental cash flows disclosures for the three months ended March 31, 2003 and 2002.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS


(in thousands)                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                      2003                2002
                                                                   ----------------    ----------------
Interest paid on debt                                              $         30,735    $         42,655
Interest capitalized - Office                                                    --                 129
Interest capitalized - Residential Development                                4,239               1,890
Additional interest paid in conjunction with cash flow hedges                 5,276               5,745
                                                                   ----------------    ----------------
Total interest paid                                                $         40,250    $         50,419
                                                                   ================    ================

Cash paid for income taxes                                         $             --    $              2
                                                                   ================    ================

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING
   ACTIVITIES:

Unrealized loss on available-for-sale securities                   $           (601)   $           (631)
Impairment and other charges related to real estate assets                  (17,028)               (600)
Adjustment of cash flow hedge to fair value                                   1,216               7,193

SUPPLEMENTAL SCHEDULE OF 2003 CONSOLIDATION OF DBL,
   MVDC AND HADC AND THE 2002 TRANSFER OF ASSETS AND
   ASSUMPTIONS OF LIABILITIES PURSUANT TO THE FEBRUARY 14,
   2002 AGREEMENT WITH COPI:

Net investment in real estate                                      $        (13,256)   $       (570,175)
Restricted cash and cash equivalents                                             --              (3,968)
Accounts receivable, net                                                     (3,057)            (23,338)
Investments in real estate mortgages and equity of
   unconsolidated companies                                                  13,552             309,103
Notes receivable, net                                                           (25)             29,816
Income tax asset - current and deferred, net                                     --             (21,784)
Other assets, net                                                              (820)            (63,263)
Notes payable                                                                   312             129,157
Accounts payable, accrued expenses and other liabilities                     12,696             201,159
Minority interest - consolidated real estate partnerships                     1,972              51,519
                                                                   ----------------    ----------------
Increase in cash                                                   $         11,374    $         38,226
                                                                   ================    ================

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

         The Operating Partnership uses FFO as the measure of segment profit or loss. FFO, as used in this document, is based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and means:

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance for an equity REIT and for its investment segments. However, FFO should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance.

         The Operating Partnership's measure of FFO may not be comparable to similarly titled measures of operating partnerships of REITs (other than the Company) if those REITs apply the definition of FFO in a different manner than the Operating Partnership.

         Selected financial information related to each segment for the three months ended March 31, 2003 and 2002, and identifiable assets for each of the segments at March 31, 2003 and December 31, 2002, are presented below:

SELECTED FINANCIAL INFORMATION:                             FOR THE THREE MONTHS ENDED MARCH 31, 2003
                               ------------------------------------------------------------------------------------------------
                                                                               TEMPERATURE-
                                                                RESIDENTIAL     CONTROLLED
                                  OFFICE       RESORT/HOTEL     DEVELOPMENT      LOGISTICS       CORPORATE
(in thousands)                    SEGMENT        SEGMENT         SEGMENT          SEGMENT        AND OTHER            TOTAL
                               ------------    ------------    ------------   -------------    ------------       -------------
Property revenues              $    128,682(2) $     63,721    $     35,365              --    $         --        $    227,768
Other income                             --              --              --              --           1,667               1,667
                               ------------    ------------    ------------    ------------    ------------        ------------
     Total revenue             $    128,682    $     63,721    $     35,365              --    $      1,667(1)     $    229,435
                               ============    ============    ============    ============    ============        ============
Property operating expenses    $     61,055    $     49,740    $     32,929              --              --        $    143,724
Other operating expenses                 --              --              --              --          90,971              90,971
                               ------------    ------------    ------------    ------------    ------------        ------------
     Total expenses            $     61,055    $     49,740    $     32,929              --    $     90,971(1)     $    234,695
                               ============    ============    ============    ============    ============        ============
Equity in net income (loss)
 of unconsolidated companies   $      1,458    $        743    $        970    $      1,507    $     (1,029)       $      3,649
                               ============    ============    ============    ============    ============        ============
Funds from operations          $     72,260    $     15,631    $      5,288    $      7,017    $    (58,779)       $     41,417(3)
                               ============    ============    ============    ============    ============        ============


SELECTED FINANCIAL INFORMATION:                             FOR THE THREE MONTHS ENDED MARCH 31, 2002
                               --------------------------------------------------------------------------------------------------
                                                                                 TEMPERATURE-
                                                                 RESIDENTIAL      CONTROLLED
                                 OFFICE          RESORT/HOTEL    DEVELOPMENT       LOGISTICS       CORPORATE
(in thousands)                   SEGMENT           SEGMENT         SEGMENT          SEGMENT        AND OTHER            TOTAL
                               ------------      ------------   --------------   --------------   ------------       ------------
Property revenues              $    139,589(2)   $     38,524   $       38,750               --             --       $    216,863
Other income                             --                --               --               --   $      7,650              7,650
                               ------------      ------------   --------------   --------------   ------------       ------------
     Total revenue             $    139,589      $     38,524   $       38,750               --   $      7,650(1)    $    224,513
                               ============      ============   ==============   ==============   ============       ============
Property operating expenses    $     63,648      $     23,890   $       36,818               --             --       $    124,356
Other operating expenses                 --                --               --               --   $     83,624       $     83,624
                               ------------      ------------   --------------   --------------   ------------       ------------
     Total expenses            $     63,648      $     23,890   $       36,818               --   $     83,624(1)    $    207,980
                               ============      ============   ==============   ==============   ============       ============
Equity in net income (loss)
 of unconsolidated companies   $      1,310      $         --   $       12,483             (310)  $     (4,061)      $      9,422
                               ============      ============   ==============   ==============   ============       ============
Funds from operations          $     80,572      $     20,910   $       15,561   $        5,401   $    (52,893)      $     69,551(3)
                               ============      ============   ==============   ==============   ============       ============


--------------------

See footnotes to table on next page.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                TEMPERATURE-
                                                                 RESIDENTIAL    CONTROLLED
                                       OFFICE     RESORT/HOTEL   DEVELOPMENT     LOGISTICS       CORPORATE
IDENTIFIABLE NET ASSETS:              SEGMENT       SEGMENT        SEGMENT        SEGMENT        AND OTHER       TOTAL
                                     ----------   ------------   ------------   ------------   -------------   ----------
 (in millions)
Balance at March 31, 2003            $    2,484   $        487   $        727   $        307   $         213   $    4,218
Balance at December 31, 2002         $    2,575   $        485   $        721   $        304   $         200   $    4,285
                                     ----------   ------------   ------------   ------------   -------------   ----------

----------------------------

(1) For purposes of this Note, Corporate and Other include corporate interest and other income, general and administrative, interest expense, depreciation and amortization, amortization of deferred financing costs, preferred return paid to GMAC Commercial Mortgage Corporation ("GMACCM") for 2002, preferred dividends, other unconsolidated companies, impairment and other charges and other expenses.

(2) Includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $2.0 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively.

(3) The following table presents a reconciliation of Consolidated Funds from Operations to Net (Loss) Income.

              RECONCILIATION OF CONSOLIDATED FUNDS FROM OPERATIONS

                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                               ----------------------------
    (In thousands)                                 2003            2002
                                               ------------    ------------
Consolidated Funds from Operations             $     41,417    $     69,551
Adjustments to reconcile Consolidated
 Funds from Operations to Net (Loss) Income:
  Depreciation and amortization of real
  estate assets                                     (36,301)        (32,139)
  (Loss) gain on property sales, net                   (226)          2,796
  Impairment and other adjustments related to
    real estate assets                              (17,028)           (600)
  Cumulative effect of a change in                       --         (10,326)
    accounting principle
  Adjustment for investments in real
    estate mortgages and equity of
    unconsolidated companies:
        Office Properties                            (2,822)         (2,162)
        Resort/Hotel Properties                        (394)             --
        Residential Development Properties             (739)           (903)
        Temperature-Controlled Logistics             (5,510)         (5,711)
          Properties
                                                        (22)         (2,646)
        Other
  Series A Preferred unit distributions               4,556           3,375
  Series B Preferred unit distributions               2,019              --
                                               ------------    ------------
Net (Loss) Income                              $    (15,050)   $     21,235
                                               ============    ============


4.   DISCONTINUED OPERATIONS

         In August 2001, the FASB issued SFAS No. 144, which requires that the results of operations of assets sold or held for sale, and any gains or losses recognized on assets sold and held for sale, be disclosed separately in the Operating Partnership's Consolidated Statements of Operations. The Operating Partnership adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as "Discontinued operations - income (loss) on assets sold and held for sale," and gain or loss and impairments in the assets sold or held for sale have been presented as "Discontinued operations - (loss) gain on assets sold and held for sale" in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.


ASSETS HELD FOR SALE

OFFICE SEGMENT

         As of March 31, 2003, the 1800 West Loop South Office Property located in the West Loop/Galleria submarket in Houston, Texas was held for sale and the North Dallas Athletic Club, a building located adjacent to the Stanford Corporate Centre Office Property in the Far North Dallas submarket in Dallas, Texas, was held for sale.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



BEHAVIORAL HEALTHCARE PROPERTIES

         On February 27, 2003, the Operating Partnership sold one behavioral healthcare property for $2.0 million, consisting of $1.3 million in cash and a $0.7 million note receivable. The Operating Partnership recognized a loss on the sale of this property of approximately $0.3 million. A $2.6 million impairment charge was recognized during 2002 related to this property. As of March 31, 2003, the Operating Partnership owned six behavioral healthcare properties.

SUMMARY OF ASSETS HELD FOR SALE

         The following table indicates the major classes of assets of the Properties held for sale.

                                         MARCH 31,      DECEMBER 31,
       (in thousands)                     2003(1)          2002
                                       ------------    ------------
Land                                   $     10,862    $     12,802
Buildings and improvements                   43,518          59,012
Furniture, fixture and equipment              1,649           2,148
Accumulated depreciation                    (10,404)        (10,692)
                                       ------------    ------------
Net investment in real estate          $     45,625    $     63,270
                                       ============    ============

-----------------------------

(1) Includes the 1800 West Loop South Office Property, North Dallas Athletic Club and six Behavioral Healthcare Properties.


         The following table presents rental revenue, operating expenses, depreciation and amortization, net income and impairments for three months ended March 31, 2003 and 2002 for properties held for sale as of March 31, 2003.

                                                     DEPRECIATION
                                     OPERATING           AND             NET
                   REVENUE(1)       EXPENSES(1)     AMORTIZATION(1)    INCOME(1)      IMPAIRMENTS (2)
                  --------------   --------------   --------------   --------------   --------------
(in thousands)
2003              $        1,397   $          741   $          454   $          202   $       17,028
2002                       1,452              771              413              268               --


-----------------------------

(1) Includes the 1800 West Loop South Office Property and the North Dallas Athletic Club located adjacent to the Stanford Corporate Centre Property.

(2) Includes impairments on 1800 West Loop South, North Dallas Athletic Club and one behavioral healthcare property.

IMPAIRMENTS

         The Operating Partnership recognizes impairment charges representing the difference between the carrying value of properties and the estimated sales price, less costs of sale, and reflects such impairment charges in "Discontinued operations - (loss) gain on assets sold and held for sale."

         During the three months ended March 31, 2003, the Operating Partnership also recognized a $15.0 million impairment on the 1800 West Loop South Office Property in Houston, Texas and the Operating Partnership recognized a $1.2 million impairment on the North Dallas Athletic Club, located adjacent to the Stanford Corporate Centre Office property in Dallas, Texas. The Operating Partnership also recognized an impairment charge of approximately $0.8 million, on one of the six behavioral healthcare properties held for sale. This property is under contract for sale.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         As of March 31, 2003, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no economic interest in AmeriCold Logistics. See Note 14, "COPI," for information on the proposed acquisition of COPI's 40% interest in AmeriCold Logistics by a new entity to be owned by the Operating Partnership's unitholders and the Company's shareholders.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including a reduction of the rental obligation for 2001 and 2002, the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid to December 31, 2003. On March 7, 2003, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the date on which deferred rent is required to be paid to December 31, 2004.

         AmeriCold Logistics deferred $5.6 million of the total $37.0 million of rent payable for the three months ended March 31, 2003. The Operating Partnership's share of the deferred rent was $2.2 million. The Operating Partnership recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $2.2 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the three months ended March 31, 2003. As of March 31, 2003, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $47.9 million and $39.8 million, respectively, of which the Operating Partnership's portions were $19.2 million and $15.9 million, respectively.

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C. ("VCQ")

         As of March 31, 2003, the Operating Partnership held a 56% interest in Vornado Crescent Carthage and KC Quarry, L.L.C. ("VCQ"). The assets of VCQ include two quarries and the related land. The Operating Partnership accounts for this investment as an unconsolidated equity investment because the Operating Partnership does not control the joint venture.

         On December 31, 2002, VCQ purchased $5.7 million of trade receivables from AmeriCold Logistics at a 2% discount. The Operating Partnership contributed approximately $3.1 million to VCQ for the purchase of the trade receivables. The receivables were collected during the three months ended March 31, 2003.

         On March 28, 2003, VCQ purchased $6.6 million of trade receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of trade receivables previously purchased from AmeriCold Logistics and a $2.0 million contribution from its owners, of which approximately $0.8 million represented the Operating Partnership's contribution, for the purchase of the trade receivables. As of May 5, 2003, these receivables were collected.


6. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Operating Partnership has other unconsolidated equity investments with interests ranging from 12.5% to 65%. The Operating Partnership does not have control of these investments due to ownership interests of 50% or less or the ownership of non-voting interests only, and therefore, these investments also are accounted for using the equity method of accounting.

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and equity investments as of March 31, 2003.

                                                                                                OPERATING PARTNERSHIP'S
                                                                                                       OWNERSHIP
                        ENTITY                                     CLASSIFICATION                 AS OF MARCH 31, 2003
-------------------------------------------------------  ------------------------------------   -------------------------
Joint Ventures
Main Street Partners, L.P.                               Office (Bank One Center-Dallas)                 50.0% (1)
Crescent Miami Center L.L.C.                             Office (Miami Center - Miami)                   40.0% (2)
Crescent 5 Houston Center, L.P.                          Office (5 Houston Center-Houston)               25.0% (3)
Austin PT BK One Tower Office Limited Partnership        Office (Bank One Tower-Austin)                  20.0% (4)
Houston PT Four Westlake Park Office Limited
Partnership                                              Office (Four Westlake Park-Houston)             20.0% (4)
Houston PT Three Westlake Park Office Limited            Office (Three Westlake Park -
    Partnership                                              Houston)                                    20.0% (4)
Crescent Five Post Oak Park Limited Partnership          Office (Five Post Oak - Houston)                30.0% (5)

Equity Investments
The Woodlands Land Development
    Company, L.P.                                        Residential Development                         42.5% (6)(7)
Blue River Land Company, L.L.C.                          Residential Development                         50.0% (8)
Manalapan Hotel Partners, L.L.C.                         Resort/Hotel (Ritz Carlton Palm
                                                             Beach)                                      50.0% (9)
Vornado Crescent Portland Partnership                    Temperature-Controlled Logistics                40.0% (10)
Vornado Crescent Carthage and KC Quarry, L.L.C.          Temperature-Controlled Logistics                56.0% (11)
The Woodlands Commercial Properties Company, L.P.        Office                                          42.5% (6)(7)
CR License, L.L.C.                                       Other                                           30.0% (12)
The Woodlands Operating Company, L.P.                    Other                                           42.5% (6) (7)
Canyon Ranch Las Vegas, L.L.C.                           Other                                           65.0% (13)
SunTx Fulcrum Fund, L.P.                                 Other                                           27.8% (14)
G2 Opportunity Fund, L.P.                                Other                                           12.5% (15)

-------------------------------------------------------

(1) The remaining 50% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, L.L.C. is owned by an affiliate of a fund managed by JP Morgan Fleming Asset Management, Inc.

(3) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Fleming Asset Management, Inc.

(4) The remaining 80% interest in each of Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Park Office Limited Partnership and Houston PT Four Westlake Park Office Limited Partnership is owned by an affiliate of General Electric Pension Trust.

(5) The remaining 70% interest in Crescent Five Post Oak Park Limited Partnership is owned by an affiliate of General Electric Pension Trust.

(6) The remaining 57.5% interest in each of the Woodlands Land Development Company, L.P. ("WLDC"), The Woodlands Commercial Properties Company, L.P. and The Woodlands Operating Company, L.P. is owned by an affiliate of Morgan Stanley.

(7) Distributions are made to partners based on specified payout percentages. During the three months ended March 31, 2003, the payout percentage to the Operating Partnership was 52.5%.

(8) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Operating Partnership.

(9) The remaining 50% interest in Manalapan Hotel Partners, L.L.C. ("Manalapan") is owned by WB Palm Beach Investors, L.L.C.

(10) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

(11) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

(12) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(13) The remaining 35% interest in Canyon Ranch Las Vegas, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(14) The SunTx Fulcrum Fund, L.P.'s (the "Fund") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 72.2% of the Fund is owned by a group of individuals unrelated to the Operating Partnership. The Operating Partnership's ownership percentage will decline by the closing date of the Fund as capital commitments from third parties are secured. The Operating Partnership's projected ownership interest at the closing of the Fund is approximately 7.5% based on the Fund manager's expectations for the final Fund capitalization. The Operating Partnership accounts for its investment in the Fund under the cost method. The Operating Partnership's investment at March 31, 2003 was $6.1 million.

(15) G2 Opportunity Fund, L.P. ("G2") was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. Goff-Moore Strategic Partners, L.P. ("GMSP") and GMAC Commercial Mortgage Corporation ("GMACCM") each own 21.875% of G2, with the remaining 43.75% owned by parties unrelated to the Operating Partnership. See Note 13, "Related Party Transactions," in
         Item 1, "Financial Statements," for information regarding the ownership interests of trust managers and officers of the Company and the Operating Partnership in GMSP.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SUMMARY FINANCIAL INFORMATION

         The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. As a result of the Operating Partnership's transaction with COPI on February 14, 2002, certain entities that were reported as unconsolidated entities in the first quarter of 2002 prior to February 14, 2002 are consolidated in the March 31, 2003 financial statements. Additionally, certain unconsolidated subsidiaries of the newly consolidated entities are now shown separately as unconsolidated entities of the Operating Partnership. As a result of the Operating Partnership's January 2, 2003 purchase of the remaining 2.56% economic interest, representing 100% of the voting stock in DBL Holdings, Inc. ("DBL"), DBL is consolidated in the March 31, 2003 financial statements. Because DBL owns a majority of the voting stock of MVDC and HADC, these two Residential Development Corporations are consolidated in the March 31, 2003 financial statements.

         The unconsolidated entities that are included under the headings on the following tables are summarized below.

         Balance Sheets as of March 31, 2003:

                  o The Woodlands Land Development Company, L.P. - This is an unconsolidated investment of TWLC;

                  o Other Residential Development Corporations - This includes the Blue River Land Company, L.L.C, an unconsolidated investment of CRDI;

                  o        Resort/Hotel - This includes Manalapan;

                  o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

                  o Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park Limited Partnership and The Woodlands Commercial Properties Company, L.P. ("Woodlands CPC"); and

                  o Other - This includes CR License, L.L.C., Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2 Opportunity Fund, L.P.

         Balance Sheets as of December 31, 2002:

                  o The Woodlands Land Development Company, L.P. - This is an unconsolidated investment of TWLC;

                  o Other Residential Development Corporations - This includes the Blue River Land Company, L.L.C, an unconsolidated investment of CRDI and includes MVDC and HADC;

                  o        Resort/Hotel - This includes Manalapan;

                  o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

                  o Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park Limited Partnership and Woodlands CPC; and

                  o Other - This includes DBL Holdings, Inc., CR License, L.L.C., Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C. and SunTx Fulcrum Fund, L.P.

         Summary Statements of Operations for the three months ended March 31, 2003:

                  o The Woodlands Land Development Company, L.P. - This includes the operating results for WLDC, an unconsolidated investment of TWLC;

                  o Other Residential Development Corporations - This includes the operating results for Blue River Land Company, L.L.C., an unconsolidated investment of CRDI;

                  o Resort/Hotel - This includes the operating results for Manalapan;

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  o Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership and VCQ;

                  o Office - This includes the operating results for Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center L.L.C., Crescent Five Post Oak Park Limited Partnership and Woodlands CPC; and

                  o Other - This includes CR License, L.L.C., Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C., SunTX Fulcrum Fund, L.P. and G2 Opportunity Fund, L.P.

         Summary Statements of Operations for the three months ended March 31, 2002:

                  o The Woodlands Land Development Company, L.P. - This includes WLDC's operating results for the period February 15 through March 31, 2002 and TWLC's operating results for the period January 1 through February 14, 2002. WLDC is an unconsolidated subsidiary of TWLC;

                  o Other Residential Development Corporations - This includes the operating results for DMDC and CRDI for the period January 1 through February 14, 2002, the operating results of Blue River Land Company, L.L.C. and Manalapan for the period February 15 through March 31, 2002, and the operating results of MVDC and HADC;

                  o Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership;

                  o Office - This includes the operating results for Main Street Partners, L.P., Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P. and Woodlands CPC; and

                  o Other - This includes DBL Holdings, Inc., CR License, L.L.C., Canyon Ranch Las Vegas, L.L.C. and SunTx Fulcrum Fund, L.P.

BALANCE SHEETS:
                                                                       AS OF MARCH 31, 2003
                               ----------------------------------------------------------------------------------------------------
(in thousands)                                       OTHER
                                THE WOODLANDS      RESIDENTIAL                  TEMPERATURE-
                               LAND DEVELOPMENT    DEVELOPMENT      RESORT/     CONTROLLED
                                COMPANY, L.P.      CORPORATIONS     HOTEL        LOGISTICS      OFFICE        OTHER         TOTAL
                               ----------------   --------------   ----------   ------------   ----------   ----------   ----------
Real estate, net               $        391,082   $       53,329   $   80,915   $  1,223,030   $  832,571
Cash                                      6,553            2,544        2,563         23,552       34,616
Other assets                             41,111            1,312        7,257         97,231       36,715
                               ----------------   --------------   ----------   ------------   ----------
   Total assets                $        438,746   $       57,185   $   90,735   $  1,343,813   $  903,902
                               ================   ==============   ==========   ============   ==========

Notes Payable                  $        288,215   $        7,654   $   56,000   $    571,340   $  509,270
Notes Payable to the
Operating Partnership                    10,725               --           --             --           --
Other liabilities                        52,458            6,494        6,303          7,350       28,319
Equity                                   87,348           43,037       28,432        765,123      366,313
                               ----------------   --------------   ----------   ------------   ----------
   Total liabilities and
     equity                    $        438,746   $       57,185   $   90,735   $  1,343,813   $  903,902
                               ================   ==============   ==========   ============   ==========
Operating Partnership's
   share of unconsolidated
   debt                        $        122,493   $        3,827   $   28,000   $    228,536   $  180,402   $       --   $  563,258
                               ================   ==============   ==========   ============   ==========   ==========   ==========

Operating Partnership's
   investments in real
   estate mortgages and
   equity of
   unconsolidated companies    $         34,885   $       27,306   $   14,218   $    306,881   $  134,188   $   31,648   $  549,126
                               ================   ==============   ==========   ============   ==========   ==========   ==========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 AS OF DECEMBER 31, 2002
                           ------------------------------------------------------------------------------------------------------
                           THE WOODLANDS       OTHER
                               LAND         RESIDENTIAL                     TEMPERATURE-
                           DEVELOPMENT      DEVELOPMENT       RESORT/       CONTROLLED
(in thousands)             COMPANY, L.P.   CORPORATIONS        HOTEL         LOGISTICS        OFFICE        OTHER        TOTAL
--------------             -------------   ------------      ----------    -------------    ----------    ----------   ----------
Real estate, net            $  388,587      $   68,235      $   81,510      $1,238,810      $  845,019

Cash                            15,289           7,112           3,022          13,213          43,296
Other assets                    46,934           3,303           4,415          88,327          35,609
                            ----------      ----------      ----------      ----------      ----------
 Total assets               $  450,810      $   78,650      $   88,947      $1,340,350      $  923,924
                            ==========      ==========      ==========      ==========      ==========

Notes Payable               $  284,547      $       --      $   56,000      $  574,931      $  507,679
Notes Payable to the
Operating Partnership           10,625              --              --              --              --
Other liabilities               70,053          19,125           5,996           9,579          53,312
Equity                          85,585          59,525          26,951         755,840         362,933
                            ----------      ----------      ----------      ----------      ----------
 Total liabilities and
  equity                    $  450,810      $   78,650      $   88,947      $1,340,350      $  923,924
                            ==========      ==========      ==========      ==========      ==========

Operating Partnership's
  share of unconsolidated
  debt                      $  120,933      $       --      $   28,000      $  229,972      $  180,132    $       --    $  559,037
                            ==========      ==========      ==========      ==========      ==========    ==========    ==========

Operating Partnerships'
  investment in real estate
  mortgages and equity of
  unconsolidated companies  $   33,960      $   39,187      $   13,473      $  304,545      $  133,530    $   37,948    $  562,643
                            ==========      ==========      ==========      ==========      ==========    ==========    ==========


SUMMARY STATEMENTS OF OPERATIONS:
                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2003
                               ----------------------------------------------------------------------------------------------
                                THE WOODLANDS     OTHER
                                   LAND        RESIDENTIAL                  TEMPERATURE-
                                DEVELOPMENT    DEVELOPMENT     RESORT/       CONTROLLED
(in thousands)                 COMPANY, L.P.  CORPORATIONS     HOTEL        LOGISTICS       OFFICE(1)     OTHER       TOTAL
-------------------------      -------------  ------------    --------     -------------    ---------    -------    ---------
Total revenues                     $ 25,569      $    120      $ 12,237      $ 34,032        $ 34,373
Expenses:
   Operating expense                 20,435            13         8,257         6,008(2)       14,708
   Interest expense                   1,708            --           830        10,244           6,194
   Depreciation and
     amortization                     1,663            --           707        14,643           7,865
   Tax expense (benefit)                 --            --           962            --              --
   Other (income) expense                --            --            --          (615)             --
                                   --------      --------      --------      --------        --------
Total expenses                     $ 23,806      $     13      $ 10,756      $ 30,280        $ 28,767
                                   --------      --------      --------      --------        --------
  Gain (loss) on sale of                 --            --            --            21              --
        properties
Net income (loss)                  $  1,763      $    107      $  1,481      $  3,773        $  5,606
                                   ========      ========      ========      ========        ========

Company's equity in net
 income (loss) of
 unconsolidated companies          $    926      $     44      $    743      $  1,507        $  1,458    $ (1,029)   $  3,649
                                   ========      ========      ========      ========        ========    ========    ========




SUMMARY STATEMENTS OF OPERATIONS:
                                                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 -----------------------------------------------------------------------------------
                                 THE WOODLANDS      OTHER
                                     LAND         RESIDENTIAL    TEMPERATURE-
                                  DEVELOPMENT     DEVELOPMENT     CONTROLLED
(in thousands)                   COMPANY, L.P.   CORPORATIONS     LOGISTICS       OFFICE         OTHER        TOTAL
--------------------------       -------------   ------------    ------------    --------       --------    --------
Total revenues                       $ 35,856      $ 88,014       $ 31,959       $ 24,111
Expenses:
   Operating expense                   15,383        79,498          6,986(2)      10,638
   Interest expense                       929         1,619         10,932          4,420
   Depreciation and
     amortization                         871         1,830         14,816          5,493
   Tax expense (benefit)                  406           (70)            --             --
                                     --------      --------       --------       --------
Total expenses                       $ 17,589      $ 82,877       $ 32,734       $ 20,551
                                     --------      --------       --------       --------
Net income (loss)                    $ 18,267      $  5,137       $   (775)      $  3,560
                                     ========      ========       ========       ========
Company's equity in net
   income (loss) of
   unconsolidated companies          $  9,700      $  2,783       $   (310)      $  1,310       $ (4,061)   $  9,422
                                     ========      ========       ========       ========       ========    ========

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNCONSOLIDATED DEBT ANALYSIS

         The significant terms of the Operating Partnership's share of unconsolidated debt financing arrangements existing as of March 31, 2003 are shown below.

                                                                               OPERATING
                                                       BALANCE            PARTNERSHIP'S SHARE
                                                     OUTSTANDING AT          OF BALANCE AT         INTEREST RATE AT
DESCRIPTION                                          MARCH 31, 2003          MARCH 31, 2003         MARCH 31, 2003
------------------------------------------           --------------       -------------------      ----------------
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
   Vornado Crescent Portland Partnership-
     40% Operating Partnership
       Goldman Sachs (1)                                     505,008              202,003                    6.89%
       Various Mortgage Notes                                 28,931               11,572           4.25 to 12.88%
       Various Capital Leases                                 37,401               14,961           7.00 to 13.63%
                                                          ----------           ----------
                                                             571,340              228,536
                                                          ----------           ----------
OFFICE SEGMENT:
   Main Street Partners, L.P. -
     50% Operating Partnership (2)(3)(4)                     132,295               66,147                    5.62%
   Crescent 5 Houston Center, L.P. -
     25% Operating Partnership (5)                            65,470               16,368                    3.60%
   Austin PT Bk One Tower Office Limited
     Partnership - 20% Operating Partnership                  37,774                7,555                    7.13%
   Houston PT Four Westlake Park Office
     Limited Partnership - 20% Operating
     Partnership                                              48,567                9,713                    7.13%
   Houston PT Three Westlake Park Office
     Limited Partnership - 20% Operating
     Partnership                                              33,000                6,600                    5.61%
   Crescent Miami Center, LLC -
     40% Operating Partnership                                81,000               32,400                    5.04%
   Crescent Five Post Oak Park, L.P. -
     30% Operating Partnership                                45,000               13,500                    4.82%

   The Woodlands Commercial Properties Co.
     (Woodlands CPC) - 42.5% Operating
     Partnership
      Fleet National Bank credit facility                     55,000               23,375                    4.38%
      Fleet National Bank (3)(6)                               3,208                1,363                    3.34%
      Various Mortgage Notes                                   7,956                3,381            6.30 to 7.50%
                                                          ----------           ----------
                                                             509,270              180,402
                                                          ----------           ----------
RESIDENTIAL DEVELOPMENT SEGMENT:
   The Woodlands Land Development Co.(WLDC) -
    42.5% Operating Partnership:
      Fleet National Bank credit facility                    230,000               97,750                    4.38%
      Fleet National Bank (3)(6)                               6,581                2,797                    3.34%
      Fleet National Bank (7)                                 36,611               15,560                    4.09%
   Jack Eckerd Corp.                                             101                   43                    4.25%
   Various Mortgage Notes                                     14,922                6,343            4.25 to 6.25%
   Blue River Land Company, L.L.C. -
      50% Operating Partnership(8)                             7,654                3,827                    4.34%
                                                          ----------           ----------
                                                             295,869              126,320
                                                          ----------           ----------
RESORT/HOTEL SEGMENT:
   Manalapan Hotel Partners, L.L.C. -
    50% Operating Partnership
     Corus Bank (3)(9)                                        56,000               28,000                    5.35%
                                                          ----------           ----------
TOTAL UNCONSOLIDATED DEBT                                 $1,432,479           $  563,258
                                                          ==========           ==========

FIXED RATE/WEIGHTED AVERAGE                                                                                  6.85%
VARIABLE RATE/WEIGHTED AVERAGE                                                                               4.72%
                                                                                                   --------------
TOTAL WEIGHTED AVERAGE                                                                                       5.89%
                                                                                                   --------------
                                                             MATURITY                 FIXED/VARIABLE
DESCRIPTION                                                    DATE                  SECURED/UNSECURED
-------------------------------------------------     ----------------------      ----------------------
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
   Vornado Crescent Portland Partnership-
     40% Operating Partnership
       Goldman Sachs (1)                                           5/11/2023               Fixed/Secured
       Various Mortgage Notes                          7/30/2003 to 4/1/2009               Fixed/Secured
       Various Capital Leases                          6/1/2006 to 2/12/2016               Fixed/Secured

OFFICE SEGMENT:
   Main Street Partners, L.P. -
     50% Operating Partnership (2)(3)(4)                           12/1/2004            Variable/Secured
   Crescent 5 Houston Center, L.P. -
     25% Operating Partnership (5)                                 5/31/2004            Variable/Secured
   Austin PT Bk One Tower Office Limited
     Partnership - 20% Operating Partnership                        8/1/2006               Fixed/Secured
   Houston PT Four Westlake Park Office
     Limited Partnership - 20% Operating
     Partnership                                                    8/1/2006               Fixed/Secured
   Houston PT Three Westlake Park Office
     Limited Partnership - 20% Operating
     Partnership                                                    9/1/2007               Fixed/Secured
   Crescent Miami Center, LLC-
     40% Operating Partnership                                     9/25/2007               Fixed/Secured
   Crescent Five Post Oak Park, L.P. -
     30% Operating Partnership                                      1/1/2008               Fixed/Secured

   The Woodlands Commercial Properties Co.
     (Woodlands CPC) - 42.5% Operating
     Partnership
      Fleet National Bank credit facility                         11/27/2005            Variable/Secured
      Fleet National Bank (3)(6)                                  10/31/2003            Variable/Secured
      Various Mortgage Notes                          11/1/2021 to 12/2/2024               Fixed/Secured

RESIDENTIAL DEVELOPMENT SEGMENT:
   The Woodlands Land Development Co.(WLDC)-
    42.5% Operating Partnership:
      Fleet National Bank credit facility                         11/27/2005            Variable/Secured
      Fleet National Bank (3)(6)                                  10/31/2003            Variable/Secured
      Fleet National Bank (7)                                     12/31/2005            Variable/Secured
   Jack Eckerd Corp.                                              12/31/2008            Variable/Secured
   Various Mortgage Notes                             7/1/2005 to 12/31/2008               Fixed/Secured
   Blue River Land Operating Partnership,
      L.L.C. - 50% Operating Partnership(8)                        6/30/2004            Variable/Secured
RESORT/HOTEL SEGMENT:
   Manalapan Hotel Partners, L.L.C. -
    50% Operating Partnership
     Corus Bank (3)(9)                                            10/21/2005            Variable/Secured

TOTAL UNCONSOLIDATED DEBT
FIXED RATE/WEIGHTED AVERAGE                                             15.3 years
VARIABLE RATE/WEIGHTED AVERAGE                                           2.3 years
                                                      ----------------------
TOTAL WEIGHTED AVERAGE                                                   9.4 years(10)
                                                      ----------------------

----------
(1) The Temperature-Controlled Logistics Corporation expects to repay this note on the Optional Prepayment Date of April 11, 2008.

(2) Senior Note - Note A: $83.3 million at variable interest rate, LIBOR + 189 basis points, $4.9 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $24.5 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.6 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes amortized based on a 25-year schedule.

(3)  This Facility has two one-year extension options.

(4) The Operating Partnership and its joint venture partner each obtained a Letter of Credit to guarantee the repayment of up to $4.3 million of principal of the Main Street Partners, L.P. loan.

(5) The Operating Partnership provides a full and unconditional guarantee of this loan for the construction of 5 Houston Center. The guarantee amount reduces to $41.3 million upon achievement of specified conditions, including specified customers occupying space and obtaining a certificate of occupancy; further reduction to $20.6 million upon achievement of 90% occupancy and a 1.3x debt service coverage.

(6) Woodlands CPC and WLDC entered into an Interest Rate Cap Agreement which limits interest rate exposure on the notional amount of $33.8 million to a maximum LIBOR rate of 9.0%.

(7) WLDC entered into an Interest Rate Cap Agreement which limits interest rate exposure on the notional amount of $19.5 million to a maximum LIBOR rate of 8.5%.

(8) The variable rate loan has an interest rate of LIBOR + 3%. A fully consolidated entity of CRDI, in which CRDI owns 88.3%, provides a guarantee of up to 70% of the outstanding balance of the $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $7.7 million outstanding at March 31, 2003 and the guarantee was $5.4 million.

(9) The Operating Partnership and its joint venture partner each obtained a Letter of Credit to guarantee repayment of up to $3.0 million of this facility.

(10) The overall weighted average maturity would be 4.3 years if all extensions and prepayment options were exercised.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table shows, as of March 31, 2003, information about the Operating Partnership's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                                      WEIGHTED
                                        PERCENTAGE    AVERAGE     WEIGHTED AVERAGE
(in thousands)               BALANCE     OF DEBT        RATE         MATURITY(1)
                            --------    ----------    --------    ----------------
Fixed Rate Debt             $308,028       54.69%        6.85%        15.3 years
Variable Rate Debt           255,230       45.31%        4.72%         2.3 years
                            --------      ------       ------       ------------


Total Debt                  $563,258      100.00%        5.89%         9.4 years
                            ========      ======       ======       ============



-----------------------------

(1) Based on contractual maturities. The overall weighted average maturity would be 4.3 years assuming the election of extension options on debt instruments and expected repayment of a note on the optional prepayment date.

     Listed below is the Operating Partnership's share of aggregate principal payments, by year, required as of March 31, 2003 related to the Operating Partnership's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.


                                           SECURED
                         (in thousands)    DEBT(1)
                         --------------  ------------
                         2003            $     18,534
                         2004                  97,059
                         2005                 151,744
                         2006                  17,486
                         2007                  41,151
                         Thereafter           237,284
                                         ------------
                                         $    563,258
                                         ============

-----------------------

(1)These amounts do not reflect the effect of extension options.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY

The following is a summary of the Operating Partnership's debt financing at March 31, 2003:

 SECURED DEBT
                                                                                                       MARCH 31, 2003
                                                                                                       ---------------
                                                                                                       (in thousands)
 Fleet Fund I and II Term Loan due May 2005, bears interest at LIBOR plus 325 basis points (at March 31, 2003, the interest rate was 4.59%), with a
 four-year interest-only term, secured by equity interests in Funding I and II .....................      $275,000

 AEGON Partnership Note(1) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization
 schedule, secured by the Funding III, IV and V Properties..........................................       263,961

 LaSalle Note I(2) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027,
 secured by the Funding I Properties   .............................................................       237,264

 Deutsche Bank-CMBS Loan(3) due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points (at March 31, 2003, the interest rate was 5.84%), with a three-year interest-only term and two one-year extension options,
 secured by the Funding X Properties and Spectrum Center ...........................................       220,000

 JP Morgan Mortgage Note(4) bears interest at 8.31% with principal amortization based on a 25-year amortization schedule through maturity in
 October 2016, secured by the Houston Center mixed-use Office Property complex .....................       194,497

 LaSalle Note II(5) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028,
 secured by the Funding II Properties ..............................................................       161,000

 Metropolitan Life Note V(6) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran Center
 Office Property....................................................................................        37,977

 National Bank of Arizona Revolving Line of Credit (7) due December 2005, bears interest at
 4.43%, secured by certain DMDC assets..............................................................        36,621

 Northwestern Life Note due January 2004, bears interest at 7.66% with an interest-only term,
 secured by the 301 Congress Avenue Office Property.................................................        26,000

 Woodmen of the World Note(8) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year amortization schedule, secured by
 the Avallon IV Office Property.....................................................................         8,500

Nomura Funding VI Note(9) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
July 2020, secured by the Funding VI Property.......................................................         7,986

Mitchell Mortgage Note due September 2003, bears interest at 7.0% with an interest-only term,
secured by one of The Woodlands Office Properties...................................................         1,743

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 2.9% to 10.95% at March 31, 2003, with maturities ranging between April 2003 and
November 2007, secured by various CRDI and MVDC projects............................................        53,744

UNSECURED DEBT

2009(10) Notes bear interest at a fixed rate of 9.25% with a seven-year interest-only term, due
April 2009..........................................................................................       375,000

2007(10)  Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
September 2007......................................................................................       250,000

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       MARCH 31, 2003
                                                                                                       --------------
   UNSECURED DEBT - REVOLVING LINE OF CREDIT                                                           (in thousands)
 Credit Facility(11) interest only due May 2004, bears interest at LIBOR plus 187.5 basis points
 (at March 31, 2003, the interest rate was 3.2%), with a one-year extension option .................         285,000

JP Morgan Loan Sales Facility (12), bears interest at Fed Funds plus 150 basis points (at March
31, 2003, the interest rate was 2.75%) .............................................................          10,000
                                                                                                          ----------
      Total Notes Payable ..........................................................................      $2,444,293
                                                                                                          ==========

----------

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

(3) This includes both a Deutsche Bank-CMBS note and a Fleet-Mezzanine note. The notes are due May 2004 and bear interest at the 30-day LIBOR rate plus a spread of (i) 164.7 basis points for the CMBS note (at March 31, 2003, the interest rate was 5.147%), and (ii) 600 basis points for the Mezzanine note (at March 31, 2003, the interest rate was 9.5%). The blended rate March 31, 2003 for the two notes was 5.84%. Both notes have a LIBOR floor of 3.5%. The notes have three-year interest only terms and two one-year extension options. The Fleet-Mezzanine note is secured by the Operating Partnership's interests in Funding X and Crescent Spectrum Center, L.P. and the Operating Partnership's interest in their general partner.

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

(7) This facility is a $50.0 million line of credit secured by certain DMDC land and improvements ("vertical facility"), club facilities ("club loan"), and notes receivable ("warehouse facility"). The line restricts the vertical facility and club loan to a maximum outstanding amount of $40.0 million and is subject to certain borrowing base limitations and bears interest at Prime (at March 31, 2003, the interest rate was 4.25%). The warehouse facility bears interest at Prime plus 100 basis points (at March 31, 2003, the interest rate was 5.25%) and is limited to $10.0 million. The blended rate at March 31, 2003 for the vertical facility and club loan and the warehouse facility was 4.43%.

(8) The outstanding principal balance of this loan at maturity will be approximately $8.2 million.

(9) In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Operating Partnership so elects, it may repay the note without penalty at that date by making a final payment of approximately $6.1 million.

(10) The Notes were issued in an offering registered with the Securities and Exchange Commission.

(11) The $400.0 million credit facility with Fleet is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage, minimum tangible net worth, and specific mix of office and hotel assets and average occupancy of Office Properties. At March 31, 2003, the maximum borrowing capacity under the credit facility was $400.0 million. The outstanding balance excludes letters of credit issued under the Operating Partnership's credit facility of $15.2 million which reduce the Operating Partnership's maximum borrowing capacity.

(12) The JP Morgan Loan Sales Facility is an uncommitted $50.0 million unsecured credit facility. The Operating Partnership maintains sufficient availability under the Fleet Facility to repay this loan at any time due to lack of obligation by the lender to fund the loan.


     The following table shows information about the Operating Partnership's consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or the Operating Partnership's anticipated payoff dates.

                                                                WEIGHTED
                                             PERCENTAGE          AVERAGE       WEIGHTED AVERAGE
    (in thousands)            BALANCE         OF DEBT(1)         RATE             MATURITY
----------------------      ----------      ------------      ------------     ----------------
    Fixed Rate Debt         $1,584,652                65%              8.1%       11.2 years
    Variable Rate Debt         859,641                35               4.1         1.4 years
                            ----------      ------------      ------------      ------------
    Total Debt              $2,444,293               100%              6.8%(2)     7.3 years(3)
                            ==========      ============      ============      ============

----------

(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $508.4 million of hedged variable rate debt, are 86% and 14%, respectively.

(2) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.16%.

(3)  Based on contractual maturities. The overall weighted average maturity is
     3.7 years based on the Operating Partnership's expected payoff dates.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Listed below are the aggregate principal payments by year required as of March 31, 2003 under indebtedness of the Operating Partnership. Scheduled principal installments and amounts due at maturity are included.

                                                       UNSECURED
                         SECURED                       DEBT LINE
(in thousands)            DEBT       UNSECURED DEBT    OF CREDIT        TOTAL(1)
--------------         ----------    ---------------   ----------      ----------

2003(2)                $   48,583      $   10,000      $       --      $   58,583
2004                      273,799              --         285,000         558,799
2005                      365,567              --              --         365,567
2006                       18,359              --              --          18,359
2007                       26,382         250,000              --         276,382
Thereafter                791,603         375,000              --       1,166,603
                       ----------      ----------      ----------      ----------
                       $1,524,293      $  635,000      $  285,000      $2,444,293
                       ==========      ==========      ==========      ==========


----------

(1) These amounts do not reflect the effect of a one-year extension option on the credit facility and two one-year extension options on the Deutsche Bank
     - CMBS Loan.

(2)  On March 31, 2003, the Operating Partnership paid the $63.5 million Cigna
     Note in full with funds from a draw under the Operating Partnership's credit facility.


     The Operating Partnership has $58.6 million of secured and unsecured debt maturing through December 31, 2003, consisting primarily of debt related to the Residential Development Segment. The Operating Partnership plans to meet its maturing debt obligations through December 31, 2003 of approximately $58.6 million, primarily through cash from operations, return of capital investment from the Residential Development Segment, construction loan refinancings, borrowings under the JP Morgan loan sales facility and additional borrowings under the Operating Partnership's credit facility.

     Any uncured or unwaived events of default under the Operating Partnership's loans can trigger an acceleration of payment on the loan in default. In addition, an event of default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the credit facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of March 31, 2003, no event of default had occurred, and the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the three months ended March 31, 2003, there were no circumstances that required pre-payment penalties or increased collateral related to the Operating Partnership's existing debt.

     In addition to the subsidiaries listed in Note 1, "Organization and Basis of Presentation," certain other subsidiaries of the Operating Partnership were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate are: Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding IX Properties (CRE Management IX, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L.P., CRE Management X, LLC); Spectrum Center (Spectrum Center Partners, L.P., Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management,
LLC), and Crescent Finance Company.

8. CASH FLOW HEDGES

     The Operating Partnership uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of March 31, 2003, the Operating Partnership had entered into five cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table shows information regarding the Operating Partnership's cash flow hedge agreements during the three months ended March 31, 2003, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").


   EFFECTIVE      NOTIONAL     MATURITY     REFERENCE       FAIR MARKET           ADDITIONAL       UNREALIZED GAINS
    DATE(1)        AMOUNT        DATE         RATE            VALUE           INTEREST EXPENSE     (LOSSES) IN OCI
---------------- ------------ ----------- -------------  -----------------  --------------------  -------------------
(in thousands)
--------------
   9/01/99        $200,000       9/02/03     6.18%       $          (5,002) $              2,393  $          2,285
   5/15/01         200,000       2/03/03     7.11%                      --                 1,048             1,057
   4/18/00         100,000       4/18/04     6.76%                  (6,045)                1,351             1,048
   2/15/03         100,000       2/15/06     3.25%                  (3,197)                  242              (679)
   2/15/03         100,000       2/15/06     3.26%                  (3,204)                  242              (678)
   9/02/03         200,000       9/01/06     3.72%                  (6,571)                   --            (1,873)
                                                         -----------------  --------------------  ----------------
                                                         $         (24,019) $              5,276  $          1,160
                                                         =================  ====================  ================

----------

(1) During 2002, the Operating Partnership entered into agreements for three cash flow hedges, two of which were effective in the first quarter of 2003, and one of which will be effective in the third quarter of 2003. These three cash flow hedges replace two of the Operating Partnership's existing cash flow hedges.

     The Operating Partnership has designated its five cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that re-prices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Operating Partnership uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and SFAS No. 138. The Operating Partnership uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Operating Partnership will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in OCI will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

     CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt. As of March 31, 2003, CRDI had two cash flow hedge agreements in place which are accounted for in conformity with SFAS Nos. 133 and 138.

     The following table shows information regarding CRDI's cash flow hedge agreements and additional capitalized interest thereon as of March 31, 2003. Unlike the additional interest on the Operating Partnership's cash flow hedges, which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development. Also presented are the unrealized gains in OCI for the three months ended March 31, 2003.


                                                                             ADDITIONAL
ISSUE          NOTIONAL        MATURITY     REFERENCE     FAIR MARKET       CAPITALIZED         UNREALIZED
  DATE          AMOUNT           DATE          RATE          VALUE            INTEREST         GAINS IN OCI
----------  ----------------  ------------  -----------  ---------------  -----------------   ---------------
(in thousands)
   9/4/01       $4,650             9/4/03      4.12%     $           (69) $              33   $            32
   9/4/01       $3,700             9/4/03      4.12%                 (54)                25                24
                                                         ---------------  -----------------   ---------------
                                                         $          (123) $              58   $            56
                                                         ===============  =================   ===============

     CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes that the hedges are highly effective.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

GUARANTEE COMMITMENTS

         The Financial Standards Accounting Board ("FASB") issued Interpretation 45 requiring a guarantor to disclose its guarantees. The Operating Partnership's guarantees in place as of March 31, 2003 are listed in the table below. No triggering events or conditions are anticipated to occur that would require payment under the guarantees and the Operating Partnership's collateral supporting the loans that are guaranteed is sufficient to cover the maximum potential amount of future payments and therefore, would not require the Operating Partnership to provide additional capital to support the guarantees.


                                                                           Guaranteed
                                                                             Amount                   Maximum
                                                                            Outstanding             Guaranteed
                                                                         at March 31, 2003            Amount
                                                                         -----------------          ----------
DEBTOR                                                                                  (in thousands)
Crescent 5 Houston Center, L.P.(1) (2)                                      $   65,470              $   82,500
CRDI - Eagle Ranch Metropolitan District - Letter of Credit(3)                  15,197                  15,197
Blue River Land Company, L.L.C.(1)(4)                                            5,358                   6,300
Main Street Partners, L.P. - Letter of Credit(1)(5)                              4,250                   4,250
Manalapan Hotel Partners, L.L.C. - Letter of Credit(1)(6)                        3,000                   3,000
                                                                            ----------              ----------
Total Guarantees                                                            $   93,275              $  111,247
                                                                            ==========              ==========

----------

(1) See Note 6, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Unconsolidated Debt Analysis," in Item 1, "Financial Statements," for a description of the terms of this debt.

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

(4) A fully consolidated entity of CRDI in which CRDI owns 88.3%, provides a guarantee of up to 70% of the outstanding balance of the $9.0 million loan to Blue River Land Company, L.L.C.

(5) The Operating Partnership and its joint venture partner each provide a Letter of Credit to guarantee $4.3 million of the principal repayment of the loan to Main Street Partners, L.P.

(6) The Operating Partnership and its joint venture partner each provide a $3.0 million Letter of Credit to guarantee repayment of up to $3.0 million of principal of the Manalapan Hotel Partners, L.L.C. debt with Corus Bank.


COPI COMMITMENTS

         See Note 14, "COPI," for a description of the Operating Partnership's commitments related to the agreement with COPI, executed on February 14, 2002.

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

10.    MINORITY INTEREST

         Minority interest in real estate partnerships represents joint venture or preferred equity partners' proportionate share of the equity in certain real estate partnerships. The Operating Partnership holds a controlling interest in the real estate partnerships and consolidates the real estate partnerships into the financial statements of the Operating Partnership. Income in the real estate partnerships is allocated to minority interest based on weighted average percentage ownership during the period.

         The following table summarizes the minority interest liability as of March 31, 2003 and December 31, 2002:

                                                                                     2003                  2002
                                                                                    -------              -------
(in thousands)
--------------
Development joint venture partners - Residential Development Segment                $24,255              $24,937
Joint venture partners - Office Segment                                               7,756               11,202
Joint venture partners - Resort/Hotel Segment                                         7,484                7,833
                                                                                    -------              -------
                                                                                    $39,495              $43,972
                                                                                    =======              =======

         The following table summarizes the minority interests' share of net (income) loss for the three months ended March 31, 2003 and 2002:


(in thousands)                                                                       2003                  2002
------------                                                                        -------              -------
Development joint venture partners - Residential Development Segment                $   846              $  (434)
Joint venture partners - Office Segment                                                 (85)                (270)
Joint venture partners - Resort/Hotel Segment                                           349                   --
Funding IX preferred equity                                                              --               (3,659)
                                                                                    -------              -------
                                                                                    $ 1,110              $(4,363)
                                                                                    =======              =======

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    PARTNERS' CAPITAL

         Each Operating Partnership unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the three months ended March 31, 2003, there were 3,298 units exchanged for 6,596 common shares of the Company.

DISTRIBUTIONS


         The following table summarizes the distributions paid or declared to unitholders and preferred unitholders during the three months ended March 31, 2003 (dollars in thousands, except per unit amounts).

                                                                                                             ANNUAL
                                  DIVIDEND/                                                                 DIVIDEND/
       SECURITY                 DISTRIBUTION      TOTAL AMOUNT       RECORD DATE        PAYMENT DATE      DISTRIBUTION
       --------                 ------------      ------------       -----------        ------------      ------------
Units                             $   0.75          $ 43,871           01/31/03           02/14/03          $   3.00
Units                             $   0.75          $ 43,872           04/30/03           05/15/03          $   3.00
Series A Preferred Units          $  0.422          $  4,556           01/31/03           02/14/03          $ 1.6875
Series A Preferred Units          $  0.422          $  4,556           04/30/03           05/15/03          $ 1.6875
Series B Preferred Units          $  0.594          $  2,019           01/31/03           02/14/03          $ 2.3750
Series B Preferred Units          $  0.594          $  2,019           04/30/03           05/15/03          $ 2.3750


12.    INCOME TAXES

TAXABLE CONSOLIDATED ENTITIES

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of taxable consolidated entities for financial reporting purposes and the amounts used for income tax purposes. For the three months ended March 31, 2003, the taxable consolidated entities were comprised of the taxable REIT subsidiaries of the Company.

         Income or losses of the Operating Partnership are allocated to the partners of the Operating Partnership for inclusion in their respective income tax calculations. Accordingly, no provision or benefit for income taxes has been made other than for certain consolidated subsidiaries. The Operating Partnership consolidates certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the three months ended March 31, 2003 and 2002, the Operating Partnership's federal income tax benefit was $2.5 million and $5.4 million, respectively. The Operating Partnership's $2.5 million income tax benefit at March 31, 2003 consists primarily of $1.9 million for the Residential Development Segment and $0.4 million for the Resort/Hotel Segment.

         The Operating Partnership's total net tax asset of approximately $42.3 million at March 31, 2003 includes $29.5 million of net deferred tax assets. SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. There was no change in the valuation allowance during the three months ended March 31, 2003.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.    RELATED PARTY TRANSACTIONS

DBL HOLDINGS, INC. ("DBL")

         Since June 1999, the Operating Partnership contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, L.P. ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, L.P. ("GMSP") and GMACCM. The ownership structure of GMSP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. The remaining approximately 2% general partnership interest is owned by parties unrelated to the Operating Partnership. At March 31, 2003, DBL had an approximately $13.6 million investment in G2.

         On January 2, 2003, the Operating Partnership purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL Holdings, Inc. from Mr. Goff. Total consideration paid for Mr. Goff's interest was $0.4 million. The Board of Trust Managers of the Company, including all the independent trust managers, approved the transaction based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by the Operating Partnership and is consolidated as of and for the three months ended March 31, 2003. Also, because DBL owns a majority of the voting stock in MVDC and HADC, the Operating Partnership has consolidated these two Residential Development Corporations as of and for the three months ended March 31, 2003.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE GENERAL PARTNER AND THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of March 31, 2003, the Operating Partnership had approximately $37.8 million of loans outstanding to certain employees and trust managers of the General Partner and the Company on a recourse basis pursuant to the Company's and the Operating Partnership's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Directors and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.3 million of the $37.8 million total outstanding loans at March 31, 2003. Approximately $0.3 million of interest was outstanding related to these loans as of March 31, 2003. No conditions exist at March 31, 2003 which would cause any of the loans to be in default. Effective July 29, 2002, the Operating Partnership ceased offering to the employees and trust managers the option to obtain loans pursuant to the Company's and the Operating Partnership's stock and unit incentive plans.

OTHER

         On June 28, 2002, the Operating Partnership purchased, and is holding for sale, the home of an executive officer of the General Partner and the Company for approximately $2.7 million, which approximates fair market value of the home. This purchase was part of the officer's relocation agreement with the Operating Partnership.

14.    COPI

         In April 1997, the Operating Partnership established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed in a spin-off, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997.

         COPI was formed to become a lessee and operator of various assets to be acquired by the Operating Partnership and to perform the intercompany agreement between COPI and the Operating Partnership, pursuant to which each party agreed to provide the other with rights to participate in certain transactions. The Operating Partnership was not permitted to operate or lease these assets because of the tax laws in effect and applicable to REITs at that time. In connection with the formation and

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capitalization of COPI, and the subsequent operations and investments of COPI since 1997, the Operating Partnership made loans to COPI under a line of credit and various term loans.

         On January 1, 2001, The REIT Modernization Act became effective. This legislation allows the Company, through its taxable REIT subsidiaries, to operate or lease certain of its investments that had previously been operated or leased by COPI.

         On February 14, 2002, the Operating Partnership executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and, pursuant to a strict foreclosure, all of COPI's voting interests in three of the Operating Partnership's Residential Development Corporations and other assets. The Operating Partnership agreed to assist and provide funding to COPI for the implementation of a pre-packaged bankruptcy of COPI. In connection with the transfer, COPI's rent and debt obligations to the Operating Partnership were reduced.

         The Operating Partnership holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized entities that are wholly-owned taxable REIT subsidiaries of the Operating Partnership. The Operating Partnership has included these assets in its Resort/Hotel Segment and its Residential Development Segment, and fully consolidated the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the dates of the transfers of the assets.

         The Agreement provides that COPI and the Operating Partnership will jointly seek to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Operating Partnership has agreed to provide approximately $14.0 million to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Operating Partnership also agreed, however, that the Company will issue common shares with a minimum dollar value of approximately $2.2 million to the COPI stockholders, even if it would cause the total costs, claims and expenses that it pays to exceed $14.0 million. Currently, the Operating Partnership estimates that the value of the common shares that will be issued to the COPI stockholders will be between approximately $2.2 million and $4.0 million. The actual value of the units issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary from the estimated amounts, but will have a value of at least $2.2 million.

         In addition, the Operating Partnership has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. The Operating Partnership expects to form and capitalize a new entity ("Crescent Spinco"), to be owned by the unitholders of the Operating Partnership and the shareholders of the Company. Crescent Spinco then would purchase COPI's interest in AmeriCold Logistics for between $15.0 million and $15.5 million. COPI has agreed that it will use the proceeds of the sale of the AmeriCold Logistics interest to repay Bank of America in full.

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

         On March 6, 2003, the stockholders of COPI approved the pre-packaged bankruptcy plan for COPI. On March 10, 2003, COPI filed the plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         If the COPI bankruptcy plan is approved by the bankruptcy court, the holders of COPI's common stock will receive the Company's common shares. As stockholders of COPI, Mr. Rainwater and Mr. Goff will also receive the Company's common shares.

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

         Completion and effectiveness of the pre-packaged bankruptcy plan for COPI is contingent upon a number of conditions, including the approval of the plan by certain of COPI's creditors and the confirmation of the plan by the bankruptcy court.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           Forward-Looking Statements............................................................       35

           Results of Operations
                Three months ended March 31, 2003 and 2002.......................................       36

           Liquidity and Capital Resources
                Cash Flows for the three months ended March 31, 2003.............................       40

           Debt Financing........................................................................       44

           Recent Developments...................................................................       46

           Unconsolidated Investments............................................................       47

           Significant Accounting Policies.......................................................       51

           Funds from Operations.................................................................       53

                           FORWARD-LOOKING STATEMENTS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1,"Financial Statements," of this document and the more detailed information contained in the Operating Partnership's Form 10-K for the year ended December 31, 2002. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section have the meanings given to them in the notes to the financial statements in Item 1,"Financial Statements."

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

         The following factors might cause such a difference:

    o The Operating Partnership's ability, at its Office Properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which may continue to be adversely affected by existing real estate conditions (including changes in vacancy rates in a particular market or markets, decreases in rental rates, increased competition from other properties or by a general downturn in the economy);

    o    Adverse changes in the financial condition of existing tenants;

    o Further deterioration in the resort/business-class hotel markets or in the market for residential land or luxury residences, including single-family homes, townhomes and condominiums, or in the economy generally;

    o Financing risks, such as the ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable rate debt, the ability to meet financial covenants, the Operating Partnership's ability to fund the Company's share repurchase program and the Operating Partnership's ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

    o Further or continued adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy which may further jeopardize the ability of the tenant to pay all current and deferred rent due);

    o The inability of the Operating Partnership to complete the distribution to its unitholders and the shareholders of the Company of the shares of a new entity to purchase the AmeriCold Logistics tenant interest from COPI;

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


                             RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's financial data as a percentage of total revenues for the three months ended March 31, 2003 and 2002, and the variance in dollars between the three months ended March 31, 2003 and 2002.

                                                                                                         TOTAL VARIANCE
                                                                          FINANCIAL DATA AS A              IN DOLLARS
                                                                          PERCENTAGE OF TOTAL              BETWEEN THE
                                                                        REVENUES FOR THE THREE            THREE MONTHS
                                                                        MONTHS ENDED MARCH 31,           ENDED MARCH 31,
                                                                  ---------------------------------     -----------------
                                                                                                          (in millions)
                                                                                                          -------------
                                                                      2003                2002            2003 AND 2002
                                                                  -------------       -------------       -------------
REVENUE

     Office Property                                                       56.1%               62.2%      $       (10.9)
     Resort/Hotel Property                                                 27.8                17.1                25.2
     Residential Development Property                                      15.4                17.3                (3.4)
     Interest and other income                                              0.7                 3.4                (6.0)
                                                                  -------------       -------------       -------------
        TOTAL REVENUE                                                     100.0%              100.0%      $         4.9
                                                                  -------------       -------------       -------------

EXPENSE

     Office Property real estate taxes                                      7.9%                9.1%      $        (2.3)
     Office Property operating expenses                                    18.7                19.2                (0.3)
     Resort/Hotel Property expense                                         21.7                10.7                25.9
     Residential Development Property expense                              14.4                16.4                (3.9)
     Corporate general and administrative                                   2.8                 2.8                  --
     Interest expense                                                      18.8                18.9                 0.9
     Amortization of deferred financing costs                               1.1                 1.0                 0.1
     Depreciation and amortization                                         16.9                14.5                 6.2
     Other expenses                                                          --                  --                 0.1
                                                                  -------------       -------------       -------------
        TOTAL EXPENSE                                                     102.3%               92.6%               26.7
                                                                  -------------       -------------       -------------
OPERATING (LOSS) INCOME                                                    (2.3)%               7.4%      $       (21.8)
                                                                  -------------       -------------       -------------

OTHER INCOME AND EXPENSE

     Equity in net income (loss) of unconsolidated companies:

        Office Properties                                                   0.6                 0.6                 0.2
        Resort/Hotel Properties                                             0.3                  --                 0.7
        Residential Development Properties                                  0.4                 5.5               (11.5)
        Temperature-Controlled Logistics Properties                         0.7                (0.1)                1.8
        Other                                                              (0.4)               (1.8)                3.1
                                                                  -------------       -------------       -------------
        TOTAL EQUITY IN NET INCOME (LOSS) OF
          UNCONSOLIDATED COMPANIES                                          1.6%                4.2%      $        (5.7)

        Gain on property sales, net                                          --                  --                  --
                                                                  -------------       -------------       -------------
        TOTAL OTHER INCOME AND EXPENSE                                      1.6%                4.2%      $        (5.7)
                                                                  -------------       -------------       -------------

(LOSS) INCOME BEFORE MINORITY INTERESTS, INCOME
        TAXES, DISCONTINUED OPERATIONS, AND
        CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
        PRINCIPLE                                                          (0.7)%              11.6%      $       (27.5)
        Minority Interests                                                  0.5                (2.0)                5.5
        Income tax benefit                                                  1.1                 2.4                (2.9)
                                                                  -------------       -------------       -------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS
        AND CUMULATIVE EFFECT OF A CHANGE IN
        ACCOUNTING PRINCIPLE                                                0.9%               12.0%      $       (24.9)
        Discontinued operations - income (loss) on
          assets sold and held for sale                                     0.1                 1.1                (2.2)
        Discontinued operations - (loss) gain on
          assets sold and held for sale                                    (7.6)                1.0               (19.5)
        Cumulative effect of a change in accounting
          principle                                                          --                (4.6)               10.3
                                                                  -------------       -------------       -------------

NET (LOSS) INCOME                                                          (6.6)%               9.5%      $       (36.3)

     Series A Preferred Unit distributions                                 (2.0)               (1.5)               (1.2)
     Series B Preferred Unit distributions                                 (0.8)                 --                (2.0)
                                                                  -------------       -------------       -------------

NET (LOSS) INCOME AVAILABLE TO PARTNERS                                    (9.4)%               8.0%      $       (39.5)
                                                                  =============       =============       =============

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002

         The following comparison of the results of operations for the three months ended March 31, 2003 and the three months ended March 31, 2002 reflects the consolidation of eight of the Resort/Hotel Properties and three of the Residential Development Properties commencing on February 14, 2002, as a result of the COPI transaction. Prior to February 14, 2002, the results of operations of the Resort/Hotel Properties were reflected in the Operating Partnership's consolidated financial statements as lease payments and as equity in net income for the Residential Development Properties. Because the results of operations of these Properties are consolidated for the full period in 2003, as compared to a partial period in 2002, the Operating Partnership's financial statements do not provide a direct comparison of the results of operations of the Resort/Hotel Properties or the Residential Development Properties for the full periods in 2003 and 2002. Additional information on the results of operations of the Resort/Hotel Properties or the Residential Development Properties for the full periods in both 2003 and 2002 is provided below under the captions "Resort/Hotel Properties" and "Residential Development Properties."

REVENUES

         Total revenues increased $4.9 million, or 2.2%, to $229.4 million for the three months ended March 31, 2003, as compared to $224.5 million for the three months ended March 31, 2002. The components of the increase in total revenues are discussed below.

         Resort/Hotel Property revenues increased $25.2 million, or 65.4%, to $63.7 million, primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties for the full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction (prior to February 14, 2002 the Operating Partnership recognized lease payments related to these properties).

    o Office Property revenues decreased $10.9 million, or 7.7%, to $128.7 million, due to:

             o a decrease of $9.6 million from the 64 consolidated Office Properties (excluding 2002 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, primarily due to a decline in the weighted average full-service rental rates, reflecting decreases in both rental revenue and operating expense recoveries, a decrease in occupancy, and a decrease in net parking revenues;

             o a decrease of $7.8 million resulting from the contribution of two Office Properties to joint ventures in the third quarter of 2002; and

             o a decrease of $0.4 million in other revenues; partially offset by

             o an increase of $3.6 million from the Johns Manville Office Property acquired in August 2002;

             o an increase of $1.4 million attributable to third party management services and related direct expense reimbursements;

             o an increase of $1.0 million attributable to non-recurring revenue received in 2003; and

             o an increase of $0.9 million in net lease termination fees to $2.0 million in 2003.

         Residential Development revenues decreased $3.4 million, or 8.8%, to $35.4 million, primarily due to a reduction in lot and unit sales at Desert Mountain and CRDI.

    o Interest and Other Income decreased $6.0 million, or 77.9%, to $1.7 million, primarily attributable to:

             o a decrease in interest income of $5.4 million as a result of the repayment in full in August 2002 of a loan that was originated in March 2000 from the Operating Partnership to Crescent SH IX, Inc. ("SH IX") in connection with the repurchase of 14,468,623 common shares of the Company.

EXPENSES

         Expenses increased $26.7 million, or 12.8%, to $234.7 million for the three months ended March 31, 2003, as compared to $208.0 million for the three months ended March 31, 2002. The components of the increase in expenses are discussed below.

    o Resort/Hotel Property expense increased $25.9 million, or 108.4%, to $49.7 million, primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties for a full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction on February 14, 2002.

    o Residential Development Property expenses decreased $3.9 million, or 10.6%, to $32.9 million, primarily due to a reduction in cost of sales for lots and units at Desert Mountain and CRDI.

    o Office Property expenses decreased $2.6 million, or 4.1%, to $61.0 million, primarily due to:
             o a decrease of $3.0 million due to the contribution of two Office Properties to joint ventures in 2002;

             o a decrease of $3.5 million from the 64 consolidated Office Properties (excluding 2002 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, due to:

                    o    $1.7 million decrease in property taxes;

                    o $0.9 million decrease in building repairs and maintenance expense; and

                    o $0.9 million decrease in bad debt expense; partially offset by

             o an increase of $1.3 million due to the acquisition of the Johns Manville Office Property in August 2002;

             o an increase of $1.2 million in utilities expense, primarily attributable to a new utility contract for the Texas Office Properties; and

             o an increase of $1.2 million attributable to the cost of providing third party management services to joint venture properties.

     o Depreciation expense increased $6.2 million, or 18.8%, to $38.8 million, primarily due to;

             o an increase of $2.5 million in Office Property depreciation expense, primarily attributable to:

                    o an increase of $2.7 million due to the write off of tenant improvements and lease commissions due to early termination of leases; and

                    o an increase of $0.5 million from the Johns Manville Office Property acquired in August 2002; partially offset by

                    o a decrease of $0.9 million associated with the contribution of two Office Properties to joint ventures in 2002, and

             o an increase of $3.2 million in Residential Development Property and Resort/Hotel Property depreciation expense due primarily to the consolidation of the operations of three Residential Development Corporations and eight Resort/Hotel Properties for the full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction on February 14, 2002.

OTHER INCOME

         Other Income decreased $5.7 million, or 60.6%, to $3.7 million for the three months ended March 31, 2003, as compared to $9.4 million for the three months ended March 31, 2002. The primary components of the decrease in Other Income are discussed below.

     o Equity in net income of unconsolidated companies decreased $5.7 million, or 60.6%, to $3.7 million, primarily due to:

             o a decrease of $11.5 million in Residential Development Property equity in net income due to the consolidation of the operations of three of the Residential Development Corporations for the full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction on February 14, 2002; partially offset by

             o an increase of $3.1 million in other unconsolidated companies due primarily to losses recognized in the three months ended March 31, 2002 of $2.6 million on the Operating Partnership's investment in DBL Holdings, Inc.;

             o an increase of $1.8 million in Temperature-Controlled Logistics Property equity in net income, primarily due to $1.7 million of deferred partnership costs in 2002; and

             o an increase of $0.7 million in Resort/Hotel Property equity in net income, primarily due to a series of transactions in October 2002 in which the Operating Partnership increased its equity interest in the entity that owns the Ritz Carlton Palm Beach Hotel from 25% to 50%.

DISCONTINUED OPERATIONS

         Income and (loss) gain from discontinued operations on assets sold and held for sale decreased $21.7 million, or 471.7%, to a loss of $17.1 million, primarily due to:

             o a decrease of approximately $15.0 million, due to the impairment in 2003 on the 1800 West Loop South Office Property;

             o a decrease of $4.5 million, due to the gain on the sale of one Office Property in the first quarter of 2002;

             o a decrease of $2.2 million due to net operating income in 2002 from seven Office Properties and two transportation companies sold during 2002;

             o a decrease of $1.2 million, due to the impairment in 2003 on the North Dallas Athletic Club, a building located adjacent to the Stanford Corporate Centre Office Property; partially offset by

             o an increase of $1.4 million due to the write-off of goodwill for two transportation companies sold in 2002.

RESIDENTIAL DEVELOPMENT PROPERTIES

         The following provides a comparison of the results of operations of the Residential Development Properties for the three months ended March 31, 2003 and 2002.


                                               For three months ended March 31,
                                      ------------------------------------------------
(in thousands)                            2003              2002            Variance
                                      ------------      ------------      ------------
Operating revenues                          35,365            38,750
Operating expenses                         (32,929)          (36,818)
Depreciation and amortization               (2,722)             (948)
Equity in net income of
         unconsolidated companies              970            12,483
Income tax benefit (provision)               1,899              (898)
Minority interests                             847              (435)
Discontinued operations                         --               419
                                      ------------      ------------      ------------
         Net Income                          3,430            12,553            (9,123)
                                      ============      ============      ============

       Net income for the Residential Development Properties decreased $9.1 million, or 72.7%, to $3.4 million, primarily due to:

     o a decrease of approximately $6.0 million as a result of gains recognized on the disposition of two properties at the Woodlands in 2002;

     o a decrease of approximately $3.1 million due to lower lot, unit and acreage sales at Desert Mountain, CRDI and the Woodlands in 2003;

     o a decrease of $1.9 million due to the sale of two transportation companies in December 2002 by CRDI; partially offset by

     o $1.4 million goodwill impairment at CRDI in 2002 resulting from the adoption of Statement of Financial Accounting Standards No. 142.

RESORT/HOTEL PROPERTIES

         The following provides a comparison of the results of operations of the Resort/Hotel Properties for the three months ended March 31, 2003 and 2002.


                                              For three months ended March 31,
                                        ------------------------------------------------
(in thousands)                              2003              2002            Variance
                                        ------------      ------------      ------------
Lease revenues                          $      1,369      $      7,243
Operating revenues                            62,352            31,281
Operating expenses                           (49,740)          (23,890)
                                        ------------      ------------      ------------
           Net Operating Income         $     13,981      $     14,634      $       (653)
                                        ============      ============      ============

       The net operating income for the Resort/Hotel Properties decreased $0.7 million, or 4.5%, to $14.0 million, primarily due to:

     o a decrease of $1.5 million from the resort properties due to a 4 point decline in occupancy (from 75% to 71%) and a 2.2% decline in revenue per available room from $378 to $370; partially offset by

     o an increase of $0.8 million from the business class hotel properties due to a 10 point increase in occupancy (from 65% to 75%) and a 15.8% increase in revenue per available room from $76 to $88.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                               FOR THE
                                             THREE MONTHS
                                            ENDED MARCH 31,
(in millions)                                   2003
----------------------------------------    ---------------

Cash used in Operating Activities            $      (24.1)
Cash provided by Investing Activities                11.4
Cash provided by Financing Activities                 7.7
                                             ------------
Decrease in Cash and Cash
     Equivalents                             $       (5.0)
Cash and Cash Equivalents, Beginning of
     Period                                          75.4
                                             ------------
Cash and Cash Equivalents, End of Period     $       70.4
                                             ============

OPERATING ACTIVITIES

         The Operating Partnership's cash used in operating activities of $24.1 million is attributable to Property operations.

INVESTING ACTIVITIES

         The Operating Partnership's cash provided by investing activities of $11.4 million is primarily attributable to:

             o $16.7 million resulting from a decrease in notes receivable, primarily due to payment on a short-term seller financing note attributable to the sale of two Office Properties in The Woodlands;

             o $11.4 million in cash resulting from the consolidation of entities;

             o $5.0 million from return of investments in SunTx, a private equity fund, and Office Properties; and

             o    $1.1 million of proceeds from property sales.

         The cash provided by investing activities is partially offset by:

             o $12.5 million for revenue and non-revenue enhancing tenant improvement and leasing costs for Office Properties;

             o $4.6 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

             o    $2.0 million for the acquisition of rental properties;

             o $1.9 million of additional investment in unconsolidated companies, consisting primarily of investments in the Residential Development Properties and in TCL;

             o $1.3 million resulting from an increase in restricted cash, due primarily to an increase in escrow deposits for capital expenditures at the Operating Partnership's Office Properties; and

             o    $0.5 million for development of investment properties.

FINANCING ACTIVITIES

         The Operating Partnership's cash provided by financing activities of $7.7 million is primarily attributable to:

             o $136.0 million of borrowings under the Operating Partnership's credit facility, which were used to pay off the Cigna Note and for investment in Residential Development Properties and tenant improvements, leasehold commissions and property improvements for the Office Segment;

             o $17.5 million of proceeds from borrowings for construction costs for infrastructure development on Residential Development Properties; and

             o    $10.0 million of proceeds from an increase in notes payable.

         The cash provided by financing activities is partially offset by:

             o $66.8 million decrease in notes payable, primarily resulting from the payoff of the Cigna Note;

             o    $43.1 million for distributions to unitholders;

             o $20.7 million of Residential Development Property note payments;

             o $15.0 million of payments under the Operating Partnership's credit facility;

             o    $6.6 million of distributions to holders of preferred units;
                  and

             o $3.5 million of net capital distributions to joint venture partners.

LIQUIDITY REQUIREMENTS

         As of March 31, 2003, the Operating Partnership had unfunded capital expenditures of approximately $76.4 million relating to capital investments that are not in the ordinary course of operations of the Operating Partnership's business segments. The table below specifies the Operating Partnership's requirements for capital expenditures and its amounts funded as of March 31, 2003, and amounts remaining to be funded (future fundings classified between short-term and long-term capital requirements):

                                                                                            CAPITAL EXPENDITURES
                                                                                        -----------------------------
                                                          AMOUNT
                                          TOTAL         FUNDED AS         AMOUNT        SHORT-TERM
                                         PROJECT         OF MARCH        REMAINING        (NEXT 12        LONG-TERM
(in millions)   PROJECT                  COST(1)         31, 2003         TO FUND        MONTHS)(2)     12+ MONTHS)(2)
-----------------------------------    ------------    ------------     ------------    ------------    -------------
    OFFICE SEGMENT
       Acquired or Developed
           Properties(3)               $        2.2    $       (0.6)    $        1.6    $        1.6    $         --
       The Park Shops                          15.0            (1.0)            14.0            11.8             2.2
           Redevelopment(4)

    RESIDENTIAL DEVELOPMENT SEGMENT(5)

       Tahoe Mountain                          85.3           (71.3)            14.0            14.0              --
           Properties & Club
       Desert Mountain Golf
           Course and Water
           Supply Pipeline                     47.7           (33.1)            14.6            14.6              --

    RESORT/HOTEL SEGMENT

       Canyon Ranch - Tucson Land -
           Construction Loan(6)                 3.2              --              3.2             1.6             1.6
       Canyon Ranch - Lenox Aquatic
           Center                               3.1            (2.5)             0.6             0.6              --

    OTHER
       SunTx(7)                                19.0            (6.1)            12.9             4.0             8.9
       Spinco(8)                               15.5              --             15.5            15.5              --
                                       ------------    ------------     ------------    ------------    ------------
    TOTAL                              $      191.0    $     (114.6)    $       76.4    $       63.7    $       12.7
                                       ============    ============     ============    ============    ============

----------

(1)  All amounts are approximate.

(2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.

(3) The capital expenditures reflect the Operating Partnership's ownership percentage in the Property, 25% for 5 Houston Center and 30% for Five Post Oak Park Office Properties.

(4)  Located within the Houston Center Office Property complex.

(5) Represents capital expenditures for infrastructure and amenities. The Tahoe Mountain Properties and Club project costs exclude costs for projects in which the Operating Partnership anticipates sales to occur over the next 18 months.

(6) The Operating Partnership committed to fund a construction loan to the purchaser of the land which will be secured by 20 developed lots and a $0.6 million letter of credit.

(7) This commitment is related to the Operating Partnership's investment in a private equity fund.

 (8) The Operating Partnership expects to form and capitalize Spinco, which will be a separate entity to be owned by the Operating Partnership's unitholders and the Company's shareholders, and to cause the new entity to commit to acquire COPI's entire membership interest in AmeriCold Logistics.

         The Operating Partnership expects to fund its short-term capital requirements of approximately $63.7 million through a combination of cash, construction financing, net cash flow from operations, and borrowings under the Operating Partnership's credit facility. The Operating Partnership plans to meet its maturing debt obligations through December 31, 2003 of approximately $58.6 million, primarily through cash from operations, return of capital investment from the Residential Development Segment, construction loan refinancings, borrowings under the JP Morgan loan sales facility and additional borrowings under the credit facility.

         The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, debt service requirements, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (such as property improvements, tenant improvement and leasing costs), distributions to unitholders, and unfunded expenses related to the COPI bankruptcy, primarily through cash flow provided by operating activities. To the extent that the Operating Partnership's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Operating Partnership expects to finance such requirements with borrowings under the Operating Partnership's credit facility.

         The Operating Partnership's long-term liquidity requirements as of March 31, 2003 consist primarily of debt maturities after December 31, 2003, which totaled approximately $2.4 billion. The Operating Partnership also has $12.7 million of long-term capital expenditure requirements. The Operating Partnership expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties and return of capital investment from the Residential Development Segment.

         Debt and equity financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include:

     o Additional proceeds from the Operating Partnership's credit facility, under which the Operating Partnership has up to $99.8 million of borrowing capacity available as of March 31, 2003;

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

         The following factors could limit the Operating Partnership's ability to utilize these financing alternatives:

     o The reduction in net operating income of the Properties supporting the Operating Partnership's credit facility to a level that would reduce the availability under the credit facility;

     o The Operating Partnership may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of the financial condition of the Operating Partnership or market conditions at the time the Operating Partnership seeks additional financing;

     o Restrictions on the Operating Partnership's debt instruments or outstanding equity may prohibit it from incurring debt or issuing equity on terms available under then-prevailing market conditions or at all; and

     o The Operating Partnership may be unable to service additional or replacement debt due to increases in interest rates and a decline in the Operating Partnership's operating performance.

GUARANTEE COMMITMENTS

         The Operating Partnership's guarantees in place as of March 31, 2003 are listed in the table below.


                                                               Guaranteed
                                                                 Amount            Maximum
                                                              Outstanding at     Guaranteed
                                                              March 31, 2003       Amount
                                                             ---------------   ----------------
DEBTOR                                                               (in thousands)
Crescent 5 Houston Center, L.P. (1) (2)                        $     65,470    $     82,500
CRDI - Eagle Ranch Metropolitan District - Letter of
     Credit(3)                                                       15,197          15,197
Blue River Land Company, L.L.C.(1) (4)                                5,358           6,300
Main Street Partners, L.P. - Letter of Credit (1) (5)                 4,250           4,250
Manalapan Hotel Partners, L.L.C. - Letter of Credit (1) (6)           3,000           3,000
                                                               ------------    ------------
Total Guarantees                                               $     93,275    $    111,247
                                                               ============    ============

----------

(1) See Note 6, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Unconsolidated Debt Analysis," in Item 1, "Financial Statements," for a description of the terms of this debt.

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

(4) A fully consolidated entity of CRDI in which CRDI owns 88.3%, provides a guarantee of up to 70% of the outstanding balance of the $9.0 million loan to Blue River Land Company, L.L.C.

(5) The Operating Partnership and its joint venture partner each provide a Letter of Credit to guarantee $4.3 million of the principal repayment of the loan to Main Street Partners, L.P.

(6) The Operating Partnership and its joint venture partner each provide a $3.0 million Letter of Credit to guarantee repayment of up to $3.0 million of principal of the Manalapan Hotel Partners, L.L.C. debt with Corus Bank.


REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856 of the U.S. Internal Revenue Code of 1986, as amended and operates in a manner intended to enable it to continue to qualify as a REIT.

                                 DEBT FINANCING

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements existing as of March 31, 2003, are shown below:


                                                                           BALANCE            INTEREST
                                                                        OUTSTANDING AT        RATE AT
                                                           MAXIMUM         MARCH 31,         MARCH 31,
                     DESCRIPTION(1)                       BORROWINGS         2003               2003
----------------------------------------------------     ------------   --------------     -------------
                                                             (dollars in thousands)
SECURED FIXED RATE DEBT:

      AEGON Partnership Note                             $    263,961    $    263,961               7.53%
      LaSalle Note I                                          237,264         237,264               7.83
      JP Morgan Mortgage Note                                 194,497         194,497               8.31
      LaSalle Note II                                         161,000         161,000               7.79
      Northwestern Life Note                                   26,000          26,000               7.66
      Nomura Funding VI Note                                    7,986           7,986              10.07
      Mitchell Mortgage Note                                    1,743           1,743               7.00
      Metropolitan Life Note V                                 37,977          37,977               8.49
      Woodmen of the World Note                                 8,500           8,500               8.20
      Construction, Acquisition and other obligations
            for various CRDI and MVDC projects                 22,709          20,724      2.90 to 11.25
                                                         ------------    ------------      -------------
              Subtotal/Weighted Average                  $    961,637    $    959,652               7.83%
                                                         ------------    ------------      -------------


UNSECURED FIXED RATE DEBT:

      The 2009 Notes                                     $    375,000    $    375,000               9.25%
      The 2007 Notes                                          250,000         250,000               7.50
                                                         ------------    ------------      -------------
              Subtotal/Weighted Average                  $    625,000    $    625,000               8.55%
                                                         ------------    ------------      -------------

SECURED VARIABLE RATE DEBT:
      Fleet Fund I and II Term Loan                      $    275,000    $    275,000               4.59%
      Deutsche Bank - CMBS Loan(2)                            220,000         220,000               5.84
      Construction, Acquisition and other obligations
            for various CRDI projects                          58,623          33,020       3.84 to 5.25
      National Bank of Arizona                                 50,000          36,621               4.43
                                                         ------------    ------------      -------------
              Subtotal/Weighted Average                  $    603,623    $    564,641               5.03%
                                                         ------------    ------------      -------------


UNSECURED VARIABLE RATE DEBT:

      Credit Facility(3)                                 $    400,000    $    285,000(5)            3.20%
      JP Morgan Loan Sales Facility(4)                         50,000          10,000               2.75
                                                         ------------    ------------      -------------
              Subtotal/Weighted Average                  $    450,000    $    295,000               3.18%
                                                         ------------    ------------      -------------

           TOTAL/WEIGHTED AVERAGE                        $  2,640,260    $  2,444,293               6.80%(6)
                                                         ============    ============      =============

AVERAGE REMAINING TERM



                                                                                                     EXPECTED
                                                                        MATURITY                      PAYOFF
                     DESCRIPTION(1)                                       DATE                         DATE
----------------------------------------------------------      -------------------------   ---------------------------
SECURED FIXED RATE DEBT:

      AEGON Partnership Note                                    July 2009                   July 2009
      LaSalle Note I                                            August 2027                 August 2007
      JP Morgan Mortgage Note                                   October 2016                September 2006
      LaSalle Note II                                           March 2028                  March 2006
      Northwestern Life Note                                    January 2004                January 2004
      Nomura Funding VI Note                                    July 2020                   July 2010
      Mitchell Mortgage Note                                    September 2003              September 2003
      Metropolitan Life Note V                                  December 2005               December 2005
      Woodmen of the World Note                                 April 2009                  April 2009
      Construction, Acquisition and other obligations
            for various CRDI and MVDC projects                  April 03 to November 07     April 03 to November 07

              Subtotal/Weighted Average



UNSECURED FIXED RATE DEBT:

      The 2009 Notes                                            April 2009                  April 2009
      The 2007 Notes                                            September 2007              September 2007

              Subtotal/Weighted Average


SECURED VARIABLE RATE DEBT:
      Fleet Fund I and II Term Loan                             May 2005                    May 2005
      Deutsche Bank - CMBS Loan(2)                              May 2004                    May 2006
      Construction, Acquisition and other obligations
            for various CRDI projects                           April 03 to December 04     April 03 to December 04
      National Bank of Arizona                                  December 2005               December 2005

              Subtotal/Weighted Average



UNSECURED VARIABLE RATE DEBT:

      Credit Facility(3)                                       May 2004                    May 2005
      JP Morgan Loan Sales Facility(4)                          --                           --

              Subtotal/Weighted Average


           TOTAL/WEIGHTED AVERAGE


AVERAGE REMAINING TERM                                          7.3 years                   3.7 years

----------

(1) For more information regarding the terms of the Operating Partnership's debt financing arrangements, including the amounts payable at maturity for non-amortizing loans, properties securing the Operating Partnership's secured debt and the method of calculation of the interest rate for the Operating Partnership's variable rate debt, see Note 7, "Notes Payable and Borrowings under the Credit Facility," included in Item 1, "Financial Statements."

(2)  This loan has two one-year extension options.

(3)  This facility has a one-year extension option.

(4)  This is an uncommitted facility.

(5) The outstanding balance excludes Letters of Credit issued under the facility of $15.2 million.

(6) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.16%.

         Any uncured or unwaived events of default under the Operating Partnership's loans can trigger an acceleration of payment on the loan in default. In addition, an event of default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the credit facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of March 31, 2003, no event of default had occurred, and the Operating Partnership was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the three months ended March 31, 2003, there were no circumstances that required pre-payment penalties or increased collateral related to the Operating Partnership's existing debt.

         The following table shows information about the Operating Partnership's consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or the Operating Partnership's anticipated payoff dates.

                                                        WEIGHTED
                                       PERCENTAGE        AVERAGE         WEIGHTED AVERAGE
(in thousands)           BALANCE       OF DEBT(1)         RATE               MATURITY
------------------    ------------    ------------     ------------      ----------------
Fixed Rate Debt       $  1,584,652              65%             8.1%         11.2 years
Variable Rate Debt         859,641              35              4.1           1.4 years
                      ------------    ------------     ------------        ------------
Total Debt            $  2,444,293             100%             6.8%(2)       7.3 years(3)
                      ============    ============     ============        ============

----------

(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $508.4 million of hedged variable rate debt, are 86% and 14%, respectively.

(2) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.16%.

(3)  Based on contractual maturities. The overall weighted average maturity is
     3.7 years based on the Operating Partnership's expected payoff dates.

         Listed below are the aggregate principal payments by year required as of March 31, 2003 under indebtedness of the Operating Partnership. Scheduled principal installments and amounts due at maturity are included.

                                 SECURED                       UNSECURED DEBT
(in thousands)                    DEBT        UNSECURED DEBT   LINE OF CREDIT      TOTAL(1)
-------------------------    -------------    --------------   -------------    -------------

2003(2)                      $      48,583    $      10,000    $          --    $      58,583
2004                               273,799               --          285,000          558,799
2005                               365,567               --               --          365,567
2006                                18,359               --               --           18,359
2007                                26,382          250,000               --          276,382
Thereafter                         791,603          375,000               --        1,166,603
                             -------------    -------------    -------------    -------------
                             $   1,524,293    $     635,000    $     285,000    $   2,444,293
                             =============    =============    =============    =============

----------

(1) These amounts do not reflect the effect of a one-year extension option on the credit facility and two one-year extension options on the Deutsche Bank
     - CMBS Loan.

(2)  On March 31, 2003, the Operating Partnership paid the $63.5 million Cigna
     Note in full with funds from a draw under the Operating Partnership's credit facility.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Operating Partnership's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. Derivative financial instruments are used to convert a portion of the Operating Partnership's variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. To accomplish this objective, the Operating Partnership primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount. For the three months ended March 31, 2003, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements during the three months ended March 31, 2003, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").


   EFFECTIVE        NOTIONAL         MATURITY         REFERENCE         FAIR MARKET       ADDITIONAL     UNREALIZED GAINS
    DATE(1)          AMOUNT            DATE             RATE              VALUE        INTEREST EXPENSE  (LOSSES) IN OCI
--------------    -------------    -------------    -------------     -------------    ----------------  ----------------
(in thousands)

   9/01/99        $     200,000          9/02/03             6.18%    $      (5,002)    $       2,393    $       2,285
   5/15/01              200,000          2/03/03             7.11%               --             1,048            1,057
   4/18/00              100,000          4/18/04             6.76%           (6,045)            1,351            1,048
   2/15/03              100,000          2/15/06             3.25%           (3,197)              242             (679)
   2/15/03              100,000          2/15/06             3.26%           (3,204)              242             (678)
   9/02/03              200,000          9/01/06             3.72%           (6,571)               --           (1,873)
                                                                      -------------     -------------    -------------
                                                                      $     (24,019)    $       5,276    $       1,160
                                                                      =============     =============    =============

----------

(1) During 2002, the Operating Partnership entered into agreements for three cash flow hedges, two of which were effective in the first quarter of 2003, and one of which will be effective in the third quarter of 2003. These three cash flow hedges replace two of the Operating Partnership's existing cash flow hedges.

         CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt.

         The following table shows information regarding CRDI's cash flow hedge agreements and additional capitalized interest thereon as of March 31, 2003. Unlike the additional interest on the Operating Partnership's cash flow hedges, which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development. Also presented are the unrealized gains in OCI for the three months ended March 31, 2003.

                                                                                         ADDITIONAL
   ISSUE            NOTIONAL         MATURITY        REFERENCE         FAIR MARKET       CAPITALIZED       UNREALIZED
    DATE             AMOUNT            DATE             RATE              VALUE           INTEREST        GAINS IN OCI
--------------    -------------    -------------    -------------     -------------     -------------    -------------
(in thousands)

   9/4/01         $       4,650           9/4/03             4.12%    $         (69)    $          33    $          32
   9/4/01         $       3,700           9/4/03             4.12%              (54)               25               24
                                                                      -------------     -------------    -------------
                                                                      $        (123)    $          58    $          56
                                                                      =============     =============    =============


                               RECENT DEVELOPMENTS

ASSETS HELD FOR SALE

OFFICE SEGMENT

         As of March 31, 2003, the 1800 West Loop South Office Property located in the West Loop/Galleria submarket in Houston, Texas was held for sale and the North Dallas Athletic Club, a building located adjacent to the Stanford Corporate Centre Office Property in the Far North Dallas submarket in Dallas, Texas, was held for sale. The Operating Partnership recognized, as of March 31, 2003, an approximately $15.0 million impairment on the 1800 West Loop South Office Property and an approximately $1.2 million impairment on the North Dallas Athletic Club.

SALE OF PROPERTY

BEHAVIORAL HEALTHCARE PROPERTIES

         On February 27, 2003, the Operating Partnership sold one behavioral healthcare property for $2.0 million, consisting of $1.3 million in cash and a $0.7 million note receivable. The Operating Partnership recognized a loss on the sale of this property of approximately $0.3 million. A $2.6 million impairment charge had been recognized during 2002 related to this property. As of March 31, 2003, the Operating Partnership owned six behavioral healthcare properties.

DBL HOLDINGS, INC. ("DBL")

         Since June 1999, the Operating Partnership contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, L.P. ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, L.P. ("GMSP") and GMACCM. The ownership structure of GMSP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. The remaining approximately 2% general partnership interest is owned by parties unrelated to the Operating Partnership. At March 31, 2003, DBL had an approximately $13.6 million investment in G2.

         On January 2, 2003, the Operating Partnership purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL Holdings, Inc. from Mr. Goff. Total consideration paid for Mr. Goff's interest was $0.4 million. The Board of Trust Managers of the Company, including all the independent trust managers, approved the transaction based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by the Operating Partnership and is consolidated for the three months ended March 31, 2003. Also, because DBL owns a majority of the voting stock in MVDC and HADC, the Operating Partnership has consolidated these two Residential Development Corporations as of and for the three months ended March 31, 2003.

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

         The Operating Partnership has other unconsolidated equity investments with interests ranging from 12.5% to 65%. The Operating Partnership does not have control of these investments due to ownership interests of 50% or less or the ownership of non-voting interests only, and therefore, these investments also are accounted for using the equity method of accounting.

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and equity investments as of March 31, 2003.

                                                                                                OPERATING PARTNERSHIP'S
                                                                                                       OWNERSHIP
                        ENTITY                                     CLASSIFICATION                 AS OF MARCH 31, 2003
-------------------------------------------------------  ------------------------------------   -------------------------
   Joint Ventures
   Main Street Partners, L.P.                            Office (Bank One Center-Dallas)                 50.0% (1)
   Crescent Miami Center L.L.C.                          Office (Miami Center-Miami)                     40.0% (2)
   Crescent 5 Houston Center, L.P.                       Office (5 Houston Center-Houston)               25.0% (3)
   Austin PT BK One Tower Office Limited Partnership     Office (Bank One Tower-Austin)                  20.0% (4)
   Houston PT Four Westlake Park Office Limited
     Partnership                                         Office (Four Westlake Park-Houston)             20.0% (4)
   Houston PT Three Westlake Park Office Limited
     Partnership                                         Office (Three Westlake Park-Houston)            20.0% (4)
   Crescent Five Post Oak Park Limited Partnership       Office (Five Post Oak-Houston)                  30.0% (5)

   Equity Investments
   The Woodlands Land Development
     Company, L.P.                                       Residential Development                         42.5% (6)(7)
   Blue River Land Company, L.L.C.                       Residential Development                         50.0% (8)
   Manalapan Hotel Partners, L.L.C.                      Resort/Hotel (Ritz Carlton Palm Beach)          50.0% (9)
   Vornado Crescent Portland Partnership                 Temperature-Controlled Logistics                40.0% (10)
   Vornado Crescent Carthage and KC Quarry, L.L.C.       Temperature-Controlled Logistics                56.0% (11)
   The Woodlands Commercial Properties Company, L.P.     Office                                          42.5% (6)(7)
   CR License, L.L.C.                                    Other                                           30.0% (12)
   The Woodlands Operating Company, L.P.                 Other                                           42.5% (6)(7)
   Canyon Ranch Las Vegas, L.L.C.                        Other                                           65.0% (13)
   SunTx Fulcrum Fund, L.P.                              Other                                           27.8% (14)
   G2 Opportunity Fund, L.P.                             Other                                           12.5% (15)

----------

(1) The remaining 50% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, L.L.C. is owned by an affiliate of a fund managed by JP Morgan Fleming Asset Management, Inc.

(3) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Fleming Asset Management, Inc.

(4) The remaining 80% interest in each of Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Park Office Limited Partnership and Houston PT Four Westlake Park Office Limited Partnership is owned by an affiliate of General Electric Pension Trust.

(5) The remaining 70% interest in Crescent Five Post Oak Park Limited Partnership is owned by an affiliate of General Electric Pension Trust.

(6) The remaining 57.5% interest in each of the Woodlands Land Development Company, L.P. ("WLDC"), The Woodlands Commercial Properties Company, L.P. and The Woodlands Operating Company, L.P. is owned by an affiliate of Morgan Stanley.

(7) Distributions are made to partners based on specified payout percentages. During the three months ended March 31, 2003, the payout percentage to the Company was 52.5%.

(8) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Operating Partnership.

(9) The remaining 50% interest in Manalapan Hotel Partners, L.L.C. ("Manalapan") is owned by WB Palm Beach Investors, L.L.C.

(10) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

(11) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

(12) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(13) The remaining 35% interest in Canyon Ranch Las Vegas, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(14) The SunTx Fulcrum Fund, L.P.'s (the "Fund") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 72.2% of the Fund is owned by a group of individuals unrelated to the Operating Partnership. The Operating Partnership's ownership percentage will decline by the closing date of the Fund as capital commitments from third parties are secured. The Operating Partnership's projected ownership interest at the closing of the Fund is approximately 7.5% based on the Fund manager's expectations for the final Fund capitalization. The Operating Partnership accounts for its investment in the Fund under the cost method. The Operating Partnership's investment at March 31, 2003 was $6.1 million.

(15) G2 Opportunity Fund, L.P. ("G2") was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. Goff-Moore Strategic Partners, L.P. ("GMSP") and GMAC Commercial Mortgage Corporation ("GMACCM") each own 21.875% of G2, with the remaining 43.75% owned by parties unrelated to the Operating Partnership. See Note 13, "Related Party Transactions," in Item 1, "Financial Statements," for information regarding the ownership interests of trust managers and officers of the Company and the Operating Partnership in GMSP.

UNCONSOLIDATED DEBT ANALYSIS

         The significant terms of the Operating Partnership's share of unconsolidated debt financing arrangements existing as of March 31, 2003 are shown below.

                                                             OPERATING
                                                            PARTNERSHIP'S
                                                  BALANCE      SHARE
                                                OUTSTANDING  OF BALANCE
                                                  AT MARCH    AT MARCH    INTEREST RATE AT       MATURITY           FIXED/VARIABLE
DESCRIPTION                                       31, 2003    31, 2003     MARCH 31, 2003          DATE            SECURED/UNSECURED
-------------------------------------------     -----------  ----------   ----------------  ---------------------  -----------------
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:

   Vornado Crescent Portland Partnership -
     40% Operating Partnership

      Goldman Sachs (1)                             505,008     202,003            6.89%                5/11/2023  Fixed/Secured
      Various Mortgage Notes                         28,931      11,572   4.25 to 12.88%    7/30/2003 to 4/1/2009  Fixed/Secured
      Various Capital Leases                         37,401      14,961   7.00 to 13.63%    6/1/2006 to 2/12/2016  Fixed/Secured
                                                 ----------  ----------
                                                    571,340     228,536
                                                 ----------  ----------

OFFICE SEGMENT:

   Main Street Partners, L.P. - 50% Operating
      Partnership (2)(3)(4)                         132,295      66,147             5.62%               12/1/2004  Variable/Secured
   Crescent 5 Houston Center, L.P. - 25%
      Operating Partnership (5)                      65,470      16,368             3.60%               5/31/2004  Variable/Secured
   Austin PT Bk One Tower Office Limited
      Partnership - 20% Operating Partnership        37,774       7,555             7.13%                8/1/2006  Fixed/Secured
   Houston PT Four Westlake Park Office Limited
      Partnership - 20% Operating Partnership        48,567       9,713             7.13%                8/1/2006  Fixed/Secured
   Houston PT Three Westlake Park Office
      Limited Partnership - 20% Operating
      Partnership                                    33,000       6,600             5.61%                9/1/2007  Fixed/Secured
   Crescent Miami Center, LLC - 40% Operating
      Partnership                                    81,000      32,400             5.04%               9/25/2007  Fixed/Secured
   Crescent Five Post Oak Park, L.P. - 30%
      Operating Partnership                          45,000      13,500             4.82%                1/1/2008  Fixed/Secured

   The Woodlands Commercial Properties Co.
      (Woodlands CPC) - 42.5% Operating
      Partnership
      Fleet National Bank credit facility            55,000      23,375             4.38%              11/27/2005  Variable/Secured
      Fleet National Bank (3)(6)                      3,208       1,363             3.34%              10/31/2003  Variable/Secured
      Various Mortgage Notes                          7,956       3,381     6.30 to 7.50%  11/1/2021 to 12/2/2024  Fixed/Secured
                                                 ----------  ----------
                                                    509,270     180,402
                                                 ----------  ----------

RESIDENTIAL DEVELOPMENT SEGMENT:

   The Woodlands Land Development Co. (WLDC) -
      42.5% Operating Partnership:
      Fleet National Bank credit facility           230,000      97,750             4.38%              11/27/2005  Variable/Secured
      Fleet National Bank (3)(6)                      6,581       2,797             3.34%              10/31/2003  Variable/Secured
      Fleet National Bank (7)                        36,611      15,560             4.09%              12/31/2005  Variable/Secured
   Jack Eckerd Corp.                                    101          43             4.25%              12/31/2008  Variable/Secured
   Various Mortgage Notes                            14,922       6,343     4.25 to 6.25%  7/1/2005 to 12/31/2008  Fixed/Secured
   Blue River Land Company, L.L.C. -
      50% Operating Partnership(8)                    7,654       3,827             4.34%               6/30/2004  Variable/Secured
                                                 ----------  ----------
                                                    295,869     126,320
                                                 ----------  ----------
RESORT/HOTEL SEGMENT:

   Manalapan Hotel Partners, L.L.C. -
     50% Operating Partnership

     Corus Bank (3)(9)                               56,000      28,000             5.35%              10/21/2005  Variable/Secured
                                                 ----------  ----------

TOTAL UNCONSOLIDATED DEBT                        $1,432,479  $  563,258
                                                 ==========  ==========
FIXED RATE/WEIGHTED AVERAGE                                                         6.85%                          15.3 years
VARIABLE RATE/WEIGHTED AVERAGE                                                      4.72%                           2.3 years
                                                                          --------------                           ----------------
TOTAL WEIGHTED AVERAGE                                                              5.89%                           9.4 years (10)
                                                                          --------------                           ----------------

----------

(1) The Temperature-Controlled Logistics Corporation expects to repay this note on the Optional Prepayment Date of April 11, 2008.

(2) Senior Note - Note A: $83.3 million at variable interest rate, LIBOR + 189 basis points, $4.9 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $24.5 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.6 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes amortized based on a 25-year schedule.

(3)   This Facility has two one-year extension options.

(4) The Operating Partnership and its joint venture partner each obtained a Letter of Credit to guarantee the repayment of up to $4.3 million of principal of the Main Street Partners, L.P. loan.

(5) The Operating Partnership provides a full and unconditional guarantee of this loan for the construction of 5 Houston Center. The guarantee amount reduces to $41.3 million upon achievement of specified conditions, including specified customers occupying space and obtaining a certificate of occupancy; further reduction to $20.6 million upon achievement of 90% occupancy and a 1.3x debt service coverage.

(6) Woodlands CPC and WLDC entered into an Interest Rate Cap Agreement which limits interest rate exposure on the notional amount of $33.8 million to a maximum LIBOR rate of 9.0%.

(7) WLDC entered into an Interest Rate Cap Agreement which limits interest rate exposure on the notional amount of $19.5 million to a maximum LIBOR rate of 8.5%.

(8) The variable rate loan has an interest rate of LIBOR + 3%. A fully consolidated entity of CRDI, in which CRDI owns 88.3%, provides a guarantee of up to 70% of the outstanding balance of the $9.0 million loan to Blue River Land Company, L.L.C. There was approximately
      $7.7 million outstanding at March 31, 2003 and the guarantee was $5.4 million.

(9) The Operating Partnership and its joint venture partner each obtained a Letter of Credit to guarantee repayment of up to $3.0 million of this facility.

(10) The overall weighted average maturity would be 4.3 years if all extensions and prepayment options were exercised.

         The following table shows, as of March 31, 2003, information about the Operating Partnership's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.


                                     PERCENTAGE OF      WEIGHTED      WEIGHTED AVERAGE
(in thousands)          BALANCE          DEBT         AVERAGE RATE      MATURITY(1)
------------------   -------------   -------------    -------------   ----------------

Fixed Rate Debt      $     308,028           54.69%            6.85%      15.3 years
Variable Rate Debt         255,230           45.31%            4.72%       2.3 years
                     -------------   -------------    -------------    -------------
Total Debt           $     563,258          100.00%            5.89%       9.4 years
                     =============   =============    =============    =============


----------

(1) Based on contractual maturities. The overall weighted average maturity would be 4.3 years assuming the election of extension options on debt instruments and expected repayment of a note on the optional prepayment date.

         Listed below is the Operating Partnership's share of aggregate principal payments, by year, required as of March 31, 2003 related to the Operating Partnership's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.

                                    SECURED
(in thousands)                      DEBT(1)
------------------------------   -------------
2003                             $      18,534
2004                                    97,059
2005                                   151,744
2006                                    17,486
2007                                    41,151
Thereafter                             237,284
                                 -------------
                                 $     563,258
                                 =============

----------

(1)   These amounts do not reflect the effect of extension options.


TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of March 31, 2003, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no economic interest in AmeriCold Logistics. See Note 14, "COPI," for information on the proposed acquisition of COPI's 40% interest in AmeriCold Logistics by a new entity to be owned by the Operating Partnership's unitholders and the Company's shareholders.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including a reduction of the rental obligation for 2001 and 2002, the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid to December 31, 2003. On March 7, 2003, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the date on which deferred rent is required to be paid to December 31, 2004.

         AmeriCold Logistics deferred $5.6 million of the total $37.0 million of rent payable for the three months ended March 31, 2003. The Operating Partnership's share of the deferred rent was $2.2 million. The Operating Partnership recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $2.2 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the three months ended March 31, 2003. As of March 31, 2003, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $47.9 million and $39.8 million, respectively, of which the Operating Partnership's portions were $19.2 million and $15.9 million, respectively.

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C. ("VCQ")

         As of March 31, 2003, the Operating Partnership held a 56% interest in Vornado Crescent Carthage and KC Quarry, L.L.C. ("VCQ"). The assets of VCQ include two quarries and the related land. The Operating Partnership accounts for this investment as an unconsolidated equity investment because the Operating Partnership does not control the joint venture.

         On December 31, 2002, VCQ purchased $5.7 million of trade receivables from AmeriCold Logistics at a 2% discount. The Operating Partnership contributed approximately $3.1 million to VCQ for the purchase of the trade receivables. The receivables were collected during the three months ended March 31, 2003.

         On March 28, 2003, VCQ purchased $6.6 million of trade receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of trade receivables previously purchased from AmeriCold Logistics and a $2.0 million contribution from its owners, of which approximately $0.8 million represented the Operating Partnership's contribution, for the purchase of the trade receivables. As of May 5, 2003, the receivables were collected.

                         SIGNIFICANT ACCOUNTING POLICIES

CRITICAL ACCOUNTING POLICIES

         The Operating Partnership's discussion and analysis of financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Operating Partnership evaluates its assumptions and estimates on an ongoing basis. The Operating Partnership bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities where that information is available from other sources. Certain estimates are particularly sensitive due to their significance to the financial statements. Actual results may differ significantly from management's estimates. The Operating Partnership believes that the most significant accounting policies that involve the use estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:

     o Valuation for impairment of the Operating Partnership's assets and investments,

     o Relative Fair Value Method/Cost of Sales (Residential Development entities),

     o   Capitalization of Interest (Residential Development entities), and

     o   Allowance for doubtful accounts.

         IMPAIRMENTS. Real estate and leasehold improvements are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Operating Partnership records assets held for sale at the lower of carrying value or sales price less costs to sell. For assets classified as held and used, these assets are tested for recoverability when events or changes in circumstances indicate that the estimated carrying amount may not be recoverable. An impairment loss is recognized when expected undiscounted future cash flows from a Property is less than the carrying value of the Property. The Operating Partnership's estimates of cash flows of the Properties requires the Operating Partnership to make assumptions related to future rental rates, occupancies, operating expenses, the ability of the Operating Partnership's tenants to perform pursuant to their lease obligations and proceeds to be generated from the eventual sale of the Operating Partnership's Properties. Any changes in estimated future cash flows due to changes in the Operating Partnership's plans or views of market and economic conditions could result in recognition of additional impairment losses.

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

         RELATIVE SALES METHOD AND PERCENTAGE OF COMPLETION. The Operating Partnership recognizes earnings from the sale of Residential Development Properties when a third-party buyer has made an adequate cash down payment and has attained the attributes of ownership. The cost of residential property sold is defined based on the type of product being purchased. The cost of sales for residential lots is generally determined as a specific percentage of the sales revenues recognized for each Residential

Development project. The percentages are based on total estimated development costs and sales revenue for each Residential Development project. These estimates are revised annually and are based on the then-current development strategy and operating assumptions utilizing internally developed projections for product type, revenue and related development costs. The cost of sale for residential units (such as townhomes and condominiums) is determined using the relative sales value method. If the residential unit has been sold prior to the completion of infrastructure cost, and those uncompleted costs are not significant in relation to total costs; the full accrual method is utilized. Under this method, 100% of the revenue is recognized and a commitment liability is established to reflect the allocated estimated future costs to complete the residential unit. If the Operating Partnership's estimates of costs or the percentage of completion is incorrect; it could result in either an increase or decrease in cost of sales expense or revenue recognized and therefore, an increase or decrease in net income.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Operating Partnership's accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. The Operating Partnership's receivable balance is composed primarily of rents and operating cost recoveries due from its tenants. The Operating Partnership also maintains an allowance for deferred rent receivables which arise from the straight-lining of rents. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of the Operating Partnership's tenants, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding the collectibility of accounts receivable prove incorrect, the Operating Partnership could experience write-offs in excess of its allowance for doubtful accounts, which would result in a decrease in net income.

ADOPTION OF NEW ACCOUNTING STANDARDS

         STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 145. In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the reporting of gains and losses from early extinguishment of debt be included in the determination of net income unless criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," which allows for extraordinary item classification, are met. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002. The Operating Partnership adopted this Statement for fiscal 2003 and expects no impact in 2003 beyond the classification of costs related to early extinguishments of debt, which were shown in the Operating Partnership's 2001 Consolidated Statements of Operations as an extraordinary item.

         SFAS NOS. 148 AND 123. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," effective for fiscal years ending after December 15, 2002, to amend the transition and disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In addition to the prospective transition method of accounting for Stock-Based Employee Compensation using the fair value method provided in SFAS No. 123, SFAS No. 148 permits two additional transition methods, both of which avoid the ramp-up effect arising from prospective application of the fair value method. The Retroactive Restatement Method requires companies to restate all periods presented to reflect the Stock-Based Employee Compensation under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The Modified Prospective Method requires companies to recognize Stock-Based Employee Compensation from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method in SFAS No. 123 had been used to account for employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Also, in the absence of a single accounting method for Stock-Based Employee Compensation, SFAS No. 148 expands disclosure requirements from those existing in SFAS No. 123, and requires disclosure of whether, when, and how an entity adopted the preferable, fair value method of accounting.

         Effective January 1, 2003, the Operating Partnership adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted, which requires that the value of stock options and unit options at the date of grant be amortized ratably into expense over the appropriate vesting period. As the Company and the Operating Partnership did not grant any stock options or unit options in the three months ended March 31, 2003, there was no impact of this adoption to the financial statements. With respect to the Company's stock options and the Operating Partnership's unit options which were granted prior to 2003, the Operating Partnership accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's common shares (doubled for unit options) at the date of grant over the exercise price of the option granted. Compensation cost for stock options and unit options, if any, is recognized ratably over the vesting period. During the three months ended March 31, 2003, no compensation cost was recognized for grants of stock options or unit options made prior to 2003 under the Company and the Operating Partnership stock option and unit option plans because the Company's and the Operating Partnership's policy is to grant stock options and unit options with an exercise price equal to the quoted closing market price of the Company's common shares (doubled for unit options) on the grant date. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Operating Partnership's net income and earnings per unit would have been reduced to the following pro forma amounts:

                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------------
(in thousands, except per unit amounts)                        2003              2002
                                                         ---------------     ----------------
Net (loss) income available to partners, as
    reported                                               $     (21,625)    $      17,860
Deduct: total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                                      (838)             (980)
Pro forma net (loss) income                                $     (22,463)    $      16,880
(Loss) Earnings per unit:
Basic - as reported                                        $       (0.37)    $        0.27
Basic - pro forma                                          $       (0.38)    $        0.25
Diluted - as reported                                      $       (0.37)    $        0.27
Diluted - pro forma                                        $       (0.38)    $        0.25

         FASB INTERPRETATION 45. In November 2002, the FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and liability-recognition requirements for a guarantor of certain types of debt. The new guidance requires a guarantor to recognize a liability at the inception of a guarantee which is covered by the new requirements whether or not payment is probable, creating the new concept of a "stand-ready" obligation. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See
Note 9, "Commitments and Contingencies" in Item 1, "Financial Information," for disclosure of the Operating Partnership's guarantees at March 31, 2003. The Operating Partnership adopted FIN 45 effective January 1, 2003. The Operating Partnership has not entered into additional debt guarantees during the three months ended March 31, 2003.

         FASB INTERPRETATION 46. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Under FIN 46, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs in the first fiscal year or interim period beginning after June 15, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of another entity such as a VIE. FIN 46 requires a VIE to be consolidated by a company if the company is subject to a majority of the risk of loss from the VIEs activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. These disclosure requirements are as follows: (a) the nature, purpose, size, and activities of the variable interest entity; and, (b) the enterprise's maximum exposure to loss as a result of its involvement with the VIE. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. The Operating Partnership is assessing the impact of this Interpretation, if any, on its existing entities and does not believe the impact will be significant on its liquidity, financial position, and results of operations. The Operating Partnership did not create any VIEs subsequent to January 31, 2003.

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

         The National Association of Real Estate Investment Trusts ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance for an operating partnership of an equity REIT, and for its investment segments. However, FFO should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance.

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to unitholders for the three months ended March 31, 2003 and 2002 were $43.8 million, and $49.7 million, respectively. The Operating Partnership reported FFO of $41.4 million and $69.6 million for the three months ended March 31, 2003 and 2002, respectively.

         An increase or decrease in FFO does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 90% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to unitholders although not necessarily on a proportionate basis.

         Accordingly, the Operating Partnership believes that to facilitate a clear understanding of the consolidated historical operating results of the Operating Partnership, FFO should be considered in conjunction with the Operating Partnership's net income and cash flows reported in the consolidated financial statements and notes to the consolidated financial statements. However, the Operating Partnership's measure of FFO may not be comparable to similarly titled measures of operating partnerships of REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

                CONSOLIDATED STATEMENTS OF FUNDS FROM OPERATIONS

                                                                      FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          2003             2002
                                                                      ------------     ------------
                                                                            (in thousands)

Net (loss) income                                                     $    (15,050)    $     21,235
Adjustments to reconcile net (loss) income to
   funds from operations:
Depreciation and amortization of real estate assets                         36,301           32,139
Loss (gain) on property sales, net                                             226           (2,796)
Cumulative effect of a change in accounting principle                           --           10,326
Impairment and other adjustments related to
   real estate assets and assets held for sale                              17,028              600
Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies:
     Office Properties                                                       2,822            2,162
     Resort/Hotel Properties                                                   394               --
     Residential Development Properties                                        739              903
     Temperature-Controlled Logistics Properties                             5,510            5,711
     Other                                                                      22            2,646
Series A Preferred Unit distributions                                       (4,556)          (3,375)
Series B Preferred Unit distributions                                       (2,019)              --
                                                                      ------------     ------------
Funds from operations                                                 $     41,417     $     69,551
                                                                      ============     ============

Investment Segments:
   Office Segment                                                     $     72,260     $     80,572
   Resort/Hotel Segment                                                     15,631           20,910
   Residential Development Segment                                           5,288           15,561
   Temperature-Controlled Logistics Segment                                  7,017            5,401
Other:
     Corporate general and administrative                                   (6,415)          (6,392)
     Corporate and other adjustments:
        Interest expense                                                   (43,233)         (42,272)
        Series A Preferred Unit distributions                               (4,556)          (3,375)
        Series B Preferred Unit distributions                               (2,019)              --
        Other(1)                                                            (2,556)            (854)
                                                                      ------------     ------------
Funds from operations                                                 $     41,417     $     69,551
                                                                      ============     ============

Basic weighted average units                                                58,485           66,303
                                                                      ============     ============
Diluted weighted average units(2)                                           58,487           66,558
                                                                      ============     ============


----------

(1) Includes interest and other income, behavioral healthcare property income, preferred return paid to GMACCM in 2002, other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs and other expenses.

(2) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                               FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                            ----------------------------
(units in thousands)                           2003             2002
                                            ------------    ------------
Basic weighted average units:                     58,485          66,303
Add: Unit options                                      2             255
                                            ------------    ------------
Diluted weighted average units                    58,487          66,558
                                            ============    ============

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH FLOW HEDGES

         No material changes in the Operating Partnership's market risk occurred from December 31, 2002 through March 31, 2003. Information regarding the Operating Partnership's market risk at December 31, 2002 is contained in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

         The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Operating Partnership's reports under the Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Operating Partnership's management, including its Chief Executive Officer and its Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership's management, including its Chief Executive Officer and its Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures. Based on the foregoing, the Operating Partnership's Chief Executive Officer and its Chief Financial and Accounting Officer concluded that the Operating Partnership's disclosure controls and procedures were effective.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                                (Registrant)

                               By:  Crescent Real Estate Equities, Ltd.
                                    Its General Partner


                               By:  /s/  John C. Goff
                                    -----------------------------------
                                         John C. Goff
Date:  May 14, 2003                      Sole Director and Chief Executive
                                         Officer



                               By:  /s/  Jerry R. Crenshaw, Jr
                                    --------------------------------------------
                                         Jerry R. Crenshaw, Jr.
                                         Executive Vice President and Chief
                                         Financial Officer (Principal Financial
Date:  May 14, 2003                      and Accounting Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CRESCENT FINANCE COMPANY

                                        (REGISTRANT)



                                By:  /s/  John C. Goff
                                    --------------------------------------------
                                          John C. Goff
Date: May 14, 2003                        Sole Director and Chief Executive
                                          Officer



                                By:  /s/  Jerry R. Crenshaw, Jr
                                    --------------------------------------------
                                          Jerry R. Crenshaw, Jr.
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial
Date: May 14, 2003                        and Accounting Officer)

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

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

         5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' boards of directors (or persons performing the equivalent functions):

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

Date:  May 14, 2003

                                            /s/ John C. Goff
                                            ------------------------------------
                                            Name:    John C. Goff
                                            Title:   Chief Executive Officer

                                 CERTIFICATIONS

         I, Jerry R. Crenshaw, Jr., the Executive Vice President and Chief Financial and Accounting Officer of Crescent Real Estate Equities Ltd., the general partner of Crescent Real Estate Equities Limited Partnership, and the Executive Vice President and Chief Financial and Accounting Office of Crescent Finance Company hereby certify that:

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

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

         5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' boards of directors (or persons performing the equivalent functions):

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

Date: May 14, 2003

                                             /s/ Jerry R. Crenshaw, Jr.
                                             -----------------------------------
                                             Jerry R. Crenshaw, Jr.
                                             Executive Vice President and Chief
                                             Financial and Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
3.01          Third Amended and Restated Agreement of Limited Partnership of
              Crescent Real Estate Equities Limited Partnership, dated as of
              January 2, 2003 (filed as Exhibit 10.01 to the Quarterly Report on
              Form 10-Q for the quarter ended March 31, 2003 of Crescent Real
              Estate Equities Company (the "Company") and incorporated herein by reference)

3.02          Certificate of Incorporation of Crescent Finance Company (filed as
              Exhibit No. 3.02 to the Registration Statements on Form S-4 (File
              No. 333-89194) (the "Form S-4") and incorporated herein by reference)

3.03 Bylaws of Crescent Finance Company (filed as Exhibit No. 3.03 to the Form S-4 and incorporated herein by reference)

4.01          Restated Declaration of Trust of Crescent Real Estate Equities
              Company, as amended (filed as Exhibit No. 3.01 to the Company's
              Current Report on Form 8-K filed April 25, 2002 and incorporated herein by reference)

4.02          Amended and Restated Bylaws of Crescent Real Estate Equities
              Company, as amended (filed as Exhibit No. 3.02 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              1998 and incorporated herein by reference)

*4 Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrants by this filing agree, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Registrants

99.01         Certifications of Chief Executive Officer and Chief Financial and
              Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002 (filed herewith)