Form 10-Q
period 2003-06-30
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP; CRESCENT FINANCE CO
filed 2003-08-12
CIK 1010958, 1174272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2003
                          COMMISSION FILE NO. 333-42293
                                              333-89194-01

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CRESCENT FINANCE COMPANY *

                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  75-2531304
           DELAWARE                                  42-1536518
-------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

              777 Main Street, Suite 2100, Fort Worth, Texas 76102

        -----------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

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

                               YES [X]     NO [ ]

* Crescent Finance Company meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                                         PAGE
PART I:    FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002
        (audited)....................................................................................................      3

        Consolidated Statements of Operations for the three and six months ended June
        30, 2003 and 2002 (unaudited)................................................................................      4

        Consolidated Statement of Partners' Capital for the six months ended
        June 30, 2003 (unaudited)....................................................................................      5

        Consolidated Statements of Cash Flows for the six months ended June 30, 2003
        and 2002 (unaudited).........................................................................................      6

        Notes to Consolidated Financial Statements...................................................................      7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations................................................................................................     37

Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................................     61

Item 4. Controls and Procedures......................................................................................     61

PART II:   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.............................................................................     61

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                                    JUNE 30,             DECEMBER 31,
                                                                                     2003                   2002
                                                                                ----------------       --------------
                                                                                  (UNAUDITED)             (AUDITED)
ASSETS:
Investments in real estate:
  Land                                                                          $        318,404       $      304,319
  Land held for investment or development                                                441,941              447,778
  Building and improvements                                                            2,933,203            2,903,244
  Furniture, fixtures and equipment                                                      120,693              115,198
  Properties held for disposition, net                                                    40,902               61,469
  Less - accumulated depreciation                                                       (794,568)            (733,172)
                                                                                ----------------       --------------
    Net investment in real estate                                               $      3,060,575       $    3,098,836

  Cash and cash equivalents                                                     $         66,208       $       75,418
  Restricted cash and cash equivalents                                                    91,028              105,786
  Accounts receivable, net                                                                40,163               41,999
  Deferred rent receivable                                                                61,283               60,973
  Investments in real estate mortgages and equity of
    unconsolidated companies                                                             542,956              562,643
  Notes receivable, net                                                                  107,556              115,494
  Income tax asset-current and deferred, net                                              50,322               39,709
  Other assets, net                                                                      182,196              184,251
                                                                                ----------------       --------------
    Total assets                                                                $      4,202,287       $    4,285,109
                                                                                ================       ==============

LIABILITIES:
  Borrowings under Credit Facility                                              $        252,000       $      164,000
  Notes payable                                                                        2,212,751            2,218,910
  Accounts payable, accrued expenses and other liabilities                               328,171              373,020
                                                                                ----------------       --------------
    Total liabilities                                                           $      2,792,922       $    2,755,930
                                                                                ----------------       --------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                             $         38,822       $       43,972
                                                                                ----------------       --------------

PARTNERS' CAPITAL:
    Series A Convertible Cumulative Preferred Units,
     liquidation preference of $25.00 per unit,
     10,800,000 units issued and outstanding
     at June 30, 2003 and December 31, 2002                                     $        248,160       $      248,160
    Series B Cumulative Preferred Units
     liquidation preference of $25.00 per unit,
     3,400,000 units issued and outstanding
     at June 30, 2003 and December 31, 2002                                               81,923               81,923
  Units of Partnership Interest, 58,459,048 and 58,484,396 issued and outstanding at June 30, 2003 and December 31, 2002,
     respectively:
  General Partner - outstanding 584,590 and 584,844                                       10,950               12,097
  Limited Partners - outstanding 57,874,458 and 57,899,552                             1,056,751            1,170,279
  Accumulated other comprehensive income                                                 (27,241)             (27,252)
                                                                                ----------------       --------------
   Total partners' capital                                                      $      1,370,543       $    1,485,207
                                                                                ----------------       --------------
   Total liabilities and partners' capital                                      $      4,202,287       $    4,285,109
                                                                                ================       ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                                  FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                                      ENDED JUNE 30,           ENDED JUNE 30,
                                                                                ------------------------  -----------------------
                                                                                    2003        2002         2003        2002
                                                                                    ----        ----         ----        ----
REVENUE:
     Office Property                                                            $   127,334  $   138,378  $  256,068  $   277,967
     Resort/Hotel Property                                                           51,632       53,523     115,353       92,047
     Residential Development Property                                                54,207       83,480      89,572      126,541
                                                                                -----------  -----------  ----------  -----------
        Total Property revenue                                                      233,173      275,381     460,993      496,555
                                                                                -----------  -----------  ----------  -----------

EXPENSE:
     Office Property real estate taxes                                               18,475       19,973      36,606       40,461
     Office Property operating expenses                                              43,977       40,978      86,798       84,138
     Resort/Hotel Property expense                                                   42,658       42,212      92,399       66,102
     Residential Development Property expense                                        47,831       74,327      80,760      113,678
                                                                                -----------  -----------  ----------  -----------
        Total Property expense                                                      152,941      177,490     296,563      304,379
                                                                                -----------  -----------  ----------  -----------

        Income from Property Operations                                              80,232       97,891     164,430      192,176
                                                                                -----------  -----------  ----------  -----------

OTHER INCOME (EXPENSE):
     Income from investment land sales, net                                           1,627            -       1,728            -
     Interest and other income                                                        1,185        7,268       2,853       14,918
     Corporate general and administrative                                            (6,185)      (5,333)    (12,600)     (11,725)
     Interest expense                                                               (43,073)     (46,450)    (86,306)     (88,722)
     Amortization of deferred financing costs                                        (2,544)      (2,701)     (4,968)      (5,021)
     Depreciation and amortization                                                  (35,958)     (34,444)    (74,653)     (67,084)
     Impairment and other charges related
      to real estate assets                                                               -       (1,000)     (1,200)      (1,000)
     Other expenses                                                                    (368)           -        (495)           -
     Equity in net income (loss) of unconsolidated companies:
        Office Properties                                                             1,864        1,471       3,322        2,781
        Resort/Hotel Properties                                                       1,382            -       2,125            -
        Residential Development Properties                                            1,540        6,179       2,510       18,662
        Temperature-Controlled Logistics Properties                                    (406)        (417)      1,101         (727)
        Other                                                                           214         (465)       (815)      (4,526)
                                                                                -----------  -----------  ----------  -----------

     Total Other Income (Expense)                                                   (80,722)     (75,892)   (167,398)    (142,444)
                                                                                -----------  -----------  ----------  -----------

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY
  INTERESTS AND INCOME TAXES                                                           (490)      21,999      (2,968)      49,732
     Minority interests                                                              (1,699)      (3,433)       (589)      (8,229)
     Income tax benefit (provision)                                                   3,090         (874)      5,605        4,008
                                                                                -----------  -----------  ----------  -----------

INCOME BEFORE DISCONTINUED OPERATIONS AND
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                 901       17,692       2,048       45,511
     Discontinued operations - income (loss) on assets sold and held for sale           765         (662)        736          883
     Discontinued operations - (loss) gain on assets sold and held for sale          (1,038)       1,855     (17,206)       4,052
     Cumulative effect of a change in accounting principle                                -            -           -      (10,327)
                                                                                -----------  -----------  ----------  -----------

NET INCOME (LOSS)                                                                       628       18,885     (14,422)      40,119

Series A Preferred Unit distributions                                                (4,556)      (4,215)     (9,112)      (7,590)
Series B Preferred Unit distributions                                                (2,019)      (1,009)     (4,038)      (1,009)
                                                                                -----------  -----------  ----------  -----------

NET (LOSS) INCOME AVAILABLE TO PARTNERS                                         $    (5,947) $    13,661  $  (27,572) $    31,520
                                                                                ===========  ===========  ==========  ===========

BASIC EARNINGS PER UNIT DATA:
     Net (loss) income before discontinued operations and
      cumulative effect of a change in accounting principle                     $     (0.09) $      0.19  $    (0.19) $      0.56
     Discontinued operations - income (loss) on assets sold and held for sale          0.01        (0.01)       0.01         0.01
     Discontinued operations - (loss) gain on assets sold and held for sale           (0.02)        0.03       (0.29)        0.06
     Cumulative effect of a change in accounting principle                                -            -           -        (0.16)
                                                                                -----------  -----------  ----------  -----------

     Net (loss) income available to partners - basic                            $     (0.10) $      0.21  $    (0.47) $      0.47
                                                                                ===========  ===========  ==========  ===========

DILUTED EARNINGS PER UNIT DATA:
     Net (loss) income before discontinued operations and
      cumulative effect of a change in accounting principle                     $     (0.09) $      0.19  $    (0.19) $      0.55
     Discontinued operations - income (loss) on assets sold and held for sale          0.01        (0.01)       0.01         0.01
     Discontinued operations - (loss) gain on assets sold and held for sale           (0.02)        0.03       (0.29)        0.06
     Cumulative effect of a change in accounting principle                                -            -           -        (0.15)
                                                                                -----------  -----------  ----------  -----------

     Net (loss) income available to partners - diluted                          $     (0.10) $      0.21  $    (0.47) $      0.47
                                                                                ===========  ===========  ==========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                             (dollars in thousands)
                                   (unaudited)

                                                                                 Accumulated
                                          Preferred   General      Limited          Other         Total
                                          Partners'  Partners'    Partners'     Comprehensive    Partners'
                                           Capital    Capital      Capital          Income        Capital
                                          ---------  ---------   -----------    -------------   -----------
PARTNERS' CAPITAL, December 31, 2002      $ 330,083  $  12,097   $ 1,170,279    $     (27,252)  $ 1,485,207

Contributions, Net                                -          -           (30)               -           (30)

Distributions                                     -       (871)      (86,202)               -       (87,073)

Net (Loss) Income                                 -       (276)      (27,296)               -       (27,572)

Unrealized and Realized Gain (Loss) on
     Marketable Securities                        -          -             -              383           383

Unrealized Net Loss on Cash Flow Hedges           -          -             -             (372)         (372)

                                          ---------  ---------   -----------    -------------   -----------
PARTNERS' CAPITAL, June 30, 2003          $ 330,083  $  10,950   $ 1,056,751    $     (27,241)  $ 1,370,543
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                        ---------------------------------
                                                                                                2003        2002
                                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                            $ (14,422)   $  40,119
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
     Depreciation and amortization                                                              79,621       72,105
     Residential Development cost of sales                                                      50,158       94,088
     Residential Development capital expenditures                                              (50,196)     (49,981)
     Discontinued operations                                                                    17,589         (813)
     Impairment and other charges related to real estate assets                                  1,200        1,000
     Income from investment land sales, net                                                     (1,728)           -
     Minority interests                                                                            589        8,228
     Cumulative effect of change in accounting principle                                             -       10,327
     Non-cash compensation                                                                         (30)          84
     Distributions received in excess of earnings
       from unconsolidated companies:
        Office Properties                                                                        3,012            -
        Other                                                                                    1,217            -
     Equity in (earnings) loss net of distributions received from unconsolidated companies:
        Office Properties                                                                            -         (373)
        Resort/Hotel Properties                                                                 (2,125)           -
        Residential Development Properties                                                      (2,463)      (5,866)
        Temperature-Controlled Logistics Properties                                             (1,101)         727
        Other                                                                                        -        5,522
Change in assets and liabilities, net of effects of DBL consolidation/COPI transaction:
     Restricted cash and cash equivalents                                                       17,487       13,992
     Accounts receivable                                                                         4,510       11,347
     Deferred rent receivable                                                                     (310)      (1,124)
     Income tax asset-current and deferred                                                      (7,049)     (15,887)
     Other assets                                                                                4,073       10,644
     Accounts payable, accrued expenses and
        other liabilities                                                                      (65,766)     (69,840)
                                                                                             ---------    ---------
        Net cash provided by operating activities                                            $  34,266    $ 124,299
                                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash impact of DBL consolidation/COPI transaction                                      11,374       38,226
     Proceeds from property sales                                                                6,428       20,381
     Acquisition of rental properties                                                           (2,000)      (8,410)
     Development of investment properties                                                       (1,158)      (1,178)
     Property improvements - Office Properties                                                  (7,908)      (7,757)
     Property improvements - Resort/Hotel Properties                                            (3,360)     (10,230)
     Tenant improvement and leasing costs - Office Properties                                  (28,555)     (18,028)
     Residential Development Properties Investments                                            (15,218)      (7,269)
     (Increase) Decrease in restricted cash and cash equivalents                                (2,729)       8,931
     Return of investment in unconsolidated companies:
        Office Properties                                                                        2,344          256
        Residential Development Properties                                                           -        8,082
        Temperature-Controlled Logistics Properties                                              3,201            -
        Other                                                                                    5,409            -
     Investment in unconsolidated companies:
        Office Properties                                                                          (83)           -
        Residential Development Properties                                                      (1,691)     (24,478)
        Temperature-controlled logistics Properties                                               (834)        (128)
        Other                                                                                     (750)        (446)
     Decrease (increase) in notes receivable                                                    20,513       (5,906)
                                                                                             ---------    ---------
        Net cash (used in) investing activities                                              $ (15,017)   $  (7,954)
                                                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt financing costs                                                                       (1,932)     (10,057)
     Borrowings under Credit Facility                                                          187,000      110,000
     Payments under Credit Facility                                                            (99,000)    (256,500)
     Notes Payable proceeds                                                                     92,435      375,000
     Notes Payable payments                                                                    (92,416)     (66,186)
     Residential Development Properties note payable borrowings                                 41,316       32,087
     Residential Development Properties note payable payments                                  (47,808)     (65,221)
     Purchase of GMAC preferred interest                                                             -     (187,000)
     Capital distributions - joint venture partner                                              (7,831)      (3,805)
     Capital distributions - joint venture preferred equity                                          -       (6,437)
     Capital contributions to the Operating Partnership                                              -          496
     Issuance of preferred units-Series A                                                            -       48,160
     Issuance of preferred units-Series B                                                            -       81,923
     6 3/4% Series A Preferred Unit distributions                                               (9,112)      (7,590)
     9 1/2% Series B Preferred Unit distributions                                               (4,038)      (1,009)
     Dividends and unitholder distributions                                                    (87,073)    (128,140)
                                                                                             ---------    ---------
        Net cash (used in) financing activities                                              $ (28,459)   $ (84,279)
                                                                                             ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                (9,210)      32,066
CASH AND CASH EQUIVALENTS,
     Beginning of period                                                                        75,418       31,644
                                                                                             ---------    ---------
CASH AND CASH EQUIVALENTS,
     End of period                                                                           $  66,208    $  63,710
                                                                                             =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("the General Partner"), which owns a 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 84% limited partner interest in the Operating Partnership, with the remaining approximately 15% limited partner interest held by other limited partners.

         All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of June 30, 2003, the Company's approximately 84% limited partner interest has been treated as equivalent, for purposes of this report, to 49,000,056 units and the remaining approximately 15% limited partner interest has been treated as equivalent, for purposes of this report, to 8,874,402 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 584,590 units.

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

         The following table shows, by consolidated entity, the real estate assets that the Operating Partnership owned or had an interest in as of June 30, 2003.

Operating Partnership         Wholly-owned assets - The Avallon IV, Chancellor
                              Park, Datran Center (two office properties),
                              Houston Center (three office properties and the Houston Center Shops)(1). These properties are included in the Operating Partnership's Office
                              Segment.

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

Crescent Real Estate          Wholly-owned assets - Greenway Plaza Office
Funding III, IV and V,        Properties (ten office properties). These
L.P. ("Funding III, IV        properties are included in the Operating
and V")(2)                    Partnership's Office Segment. Renaissance Houston
                              Hotel is included in the Operating Partnership's
                              Resort/Hotel Segment.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crescent Real Estate          Wholly-owned asset - Canyon Ranch - Lenox,
Funding VI, L.P.              included in the Operating Partnership's
("Funding VI")                Resort/Hotel Segment.

Crescent Real Estate          Wholly-owned assets - Five behavioral healthcare
Funding VII, L.P.             properties.
("Funding VII")

Crescent Real Estate          Wholly-owned assets - The Addison, Addison Tower,
Funding VIII, L.P.            Austin Centre, The Avallon V, Frost Bank Plaza,
("Funding VIII")              Greenway I and IA (two office properties),
                              Greenway II, Johns Manville Plaza, Palisades
                              Central I, Palisades Central II, Stemmons Place,
                              Trammell Crow Center(3), 3333 Lee Parkway, 1800
                              West Loop South, 5050 Quorum, 44 Cook and 55
                              Madison. These properties are included in the Operating Partnership's Office Segment. The Canyon
                              Ranch - Tucson, Omni Austin Hotel, and Ventana Inn
                              & Spa, all of which are included in the Operating
                              Partnership's Resort/Hotel Segment.

Crescent 707 17th             Wholly-owned assets - 707 17th Street, included in
Street, L.L.C.                the Operating Partnership's Office Segment, and
                              The Denver Marriott City Center, included in the
                              Operating Partnership's Resort/Hotel Segment.

Crescent Real Estate          Wholly-owned assets - Fountain Place and Post Oak
Funding X, L.P.               Central (three office properties), all of which
("Funding X")                 are included in the Operating Partnership's Office
                              Segment.

Crescent Spectrum             Wholly-owned asset - Spectrum Center, included in
Center, L.P.(4)               the Operating Partnership's Office Segment.

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

The Woodlands Land            Equity Investments, unconsolidated - The Woodlands
Company ("TWLC")              (42.5% interest)(5), included in the Operating
                              Partnership's Residential Development Segment.

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

                              Equity Investment, unconsolidated - Blue River Land Company, L.L.C. - Three Peaks (30% interest), included in the Operating Partnership's Residential Development Segment.

Crescent TRS Holdings         Equity Investments, unconsolidated - two quarries
Corp.                         (56% interest). These properties are included in
                              the Operating Partnership's Temperature-Controlled
                              Logistics Segment.

--------------------------

(1) During the second quarter of 2003, The Park Shops was renamed the Houston Center Shops.

(2) Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

(3) The Operating Partnership owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and the building.

(4) In May 2003, Crescent Spectrum Center, L.P. exercised its option to acquire the Spectrum Center property in exchange for the mortgage on the property.

(5) Distributions are made to partners based on specified payout percentages. During the six months ended June 30, 2003, the Operating Partnership's payout percentage and economic interest were 52.5%.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         See Note 7, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies," for a table that lists the Operating Partnership's ownership in significant unconsolidated joint ventures and equity investments as of June 30, 2003.

         See Note 8, "Notes Payable and Borrowings Under Credit Facility," for a list of certain other subsidiaries of the Operating Partnership and the Company, all of which are consolidated by the Operating Partnership or the Company, in the Operating Partnership's or the Company's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

SEGMENTS

         The assets and operations of the Operating Partnership were divided into four investment segments at June 30, 2003, as follows:

         -   Office Segment;

         -   Resort/Hotel Segment;

         -   Residential Development Segment; and

         -   Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned in whole or in part the following real estate assets (the "Properties") as of June 30, 2003:

         - OFFICE SEGMENT consisted of 73 office properties, including three retail properties (collectively referred to as the "Office Properties"), located in 25 metropolitan submarkets in six states, with an aggregate of approximately 29.5 million net rentable square feet. 61 of the Office Properties are wholly-owned and 12 are owned through joint ventures, five of which are consolidated and seven of which are unconsolidated.

         - RESORT/HOTEL SEGMENT consisted of six luxury and destination fitness resorts and spas with a total of 1,306 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties"). Eight of the Resort/Hotel Properties are wholly-owned, one is owned through a joint venture that is consolidated, and one is owned through a joint venture that is unconsolidated.

         - RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of real estate mortgages and voting and non-voting common stock representing interests of 98% to 100% in five residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through partnership arrangements, owned in whole or in part 23 upscale residential development properties, 21 of which are consolidated and two of which are unconsolidated (collectively referred to as the "Residential Development Properties").

         - TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in Vornado Crescent Portland Partnership (the "Temperature-Controlled Logistics Partnership") and a 56% interest in the Vornado Crescent Carthage and KC Quarry L.L.C. The Temperature-Controlled Logistics Partnership owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT. As of June 30, 2003, the Temperature-Controlled Logistics Corporation directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space. As of June 30, 2003, the Vornado Crescent Carthage and KC Quarry, L.L.C. owned two quarries and the related land. The Operating Partnership accounts for its interests in the Temperature-Controlled Logistics Partnership and in the Vornado Crescent Carthage and KC Quarry L.L.C. as unconsolidated equity investments.

         See Note 3, "Segment Reporting," for a table showing total revenues, operating expenses, equity in net income (loss) of unconsolidated companies and funds from operations for each of these investment segments for the three and six months ended June 30, 2003 and 2002, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at June 30, 2003 and December 31, 2002.

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

         Certain amounts in prior period financial statements have been reclassified to conform to current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This section should be read in conjunction with the more detailed information regarding the Operating Partnership's significant accounting policies contained in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

ADOPTION OF NEW ACCOUNTING STANDARDS

         SFAS NO. 145. In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the reporting of gains and losses from early extinguishment of debt be included in the determination of net income unless criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," which allows for extraordinary item classification, are met. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002. The Operating Partnership adopted this Statement for fiscal 2003 and expects no impact in 2003 beyond the classification of costs related to early extinguishments of debt, which were shown in the Operating Partnership's 2001 Consolidated Statements of Operations as an extraordinary item.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Effective January 1, 2003, the Operating Partnership adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted, which requires that the value of stock options and unit options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the six months ended June 30, 2003, the Company and the Operating Partnership granted stock options and unit options and recognized compensation expense that was not significant to results of operations. With respect to the Company's stock options and the Operating Partnership's unit options which were granted prior to 2003, the Operating Partnership accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's common shares (doubled for unit options) at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. During the six months ended June 30, 2003, no compensation cost was recognized for grants of stock options or unit options made prior to 2003 under the Company and Operating Partnership stock and unit option plans because the Company's and the Operating Partnership's policy is to grant stock options and unit options with an exercise price equal to the quoted closing market price of the Company's common shares (doubled for unit options) on the grant date. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Operating Partnership's net (loss) income and (loss) earnings per unit would have been reduced to the following pro forma amounts:

                                               FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                               -----------------------------------  ---------------------------------
(in thousands, except per unit amounts)               2003           2002                 2003            2002
-------------------------------------------        ----------     ---------            -----------      ----------
Net (loss) income available to partners, as
     reported                                      $   (5,947)    $  13,661            $   (27,572)     $   31,520
Deduct: total stock-based employee
     compensation expense determined under
     fair value based method for all awards              (765)       (1,093)                (1,602)         (2,073)
                                                   ----------     ---------            -----------      ----------
Pro forma net (loss) income                        $   (6,712)    $  12,568            $   (29,174)     $   29,447
(Loss) earnings per unit:
Basic - as reported                                $    (0.10)    $    0.21            $     (0.47)     $     0.47
Basic - pro forma                                  $    (0.11)    $    0.19            $     (0.50)     $     0.44
Diluted - as reported                              $    (0.10)    $    0.21            $     (0.47)     $     0.47
Diluted - pro forma                                $    (0.11)    $    0.19            $     (0.50)     $     0.44

         SFAS NO. 149. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact, if any, on the Operating Partnership's financial condition or its results of operations.

         SFAS NO. 150. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer should classify and measure certain financial instruments that have both liability and equity characteristics. The provisions of this Statement are to be applied to financial instruments entered into or modified after May 31, 2003 and to existing instruments as of the beginning of the first interim financial reporting period after June 15, 2003. The adoption of this statement is not expected to have a material impact, if any, on the Operating Partnership's financial condition or its results of operations.

         FASB INTERPRETATION 45. In November 2002, the FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, and liability-recognition requirements for a guarantor of certain types of debt. The new guidance requires a guarantor to recognize a liability at the inception of a guarantee which is covered by the new requirements whether or not payment is probable, creating the new concept of a "stand-ready" obligation. Initial recognition

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See Note 10, "Commitments and Contingencies," for disclosure of the Operating Partnership's guarantees at June 30, 2003. The Operating Partnership adopted FIN 45 effective January 1, 2003.

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

         Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. The Operating Partnership presents both basic and diluted earnings per unit.

         The following tables present reconciliations for the three and six months ended June 30, 2003 and 2002 of basic and diluted earnings per unit from "Income before discontinued operations and cumulative effect of a change in accounting principle" to "Net (loss) income available to partners." The table also includes weighted average units on a basic and diluted basis.

                                                                         FOR THE THREE MONTHS ENDED JUNE 30,
                                                       -----------------------------------------------------------------------
                                                                     2003                                  2002
                                                       ---------------------------------      --------------------------------
                                                          Income     Wtd. Avg.  Per Unit       Income    Wtd. Avg.    Per Unit
(in thousands, except per unit amounts)                   (Loss)       Units     Amount        (Loss)      Units       Amount
---------------------------------------------------    ---------------------------------      --------------------------------
BASIC EPS -
Income before discontinued operations                  $        901    58,460                 $ 17,692     66,277
Series A Preferred Unit distributions                        (4,556)                            (4,215)
Series B Preferred Unit distributions                        (2,019)                            (1,009)
                                                       ------------  --------   --------      --------   ---------   --------
Net (loss) income available to partners
     before discontinued operations                    $     (5,674)   58,460      (0.09)     $ 12,468     66,277      $ 0.19
Discontinued operations - income (loss) on assets
     sold and held for sale                                     765                 0.01          (662)                 (0.01)
Discontinued operations- (loss) gain on assets sold
     and held for sale                                       (1,038)               (0.02)        1,855                   0.03
                                                       ------------  --------   --------      --------   --------      ------
Net (loss) income available to partners                $     (5,947)   58,460      (0.10)     $ 13,661     66,277      $ 0.21
                                                       ============  ========   ========      ========   ========      ======

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              FOR THE THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------------------
                                                          2003                              2002
                                              -----------------------------     -----------------------------
                                               Income   Wtd. Avg.  Per Unit      Income   Wtd. Avg.  Per Unit
(in thousands, except per unit amounts)        (Loss)     Units     Amount       (Loss)    Units      Amount
---------------------------------------       -----------------------------     -----------------------------
DILUTED EPS -
Income before discontinued operations         $   901     58,460                $17,692    66,277
Series A Preferred Unit distributions           (4,556)                          (4,215)
Series B Preferred Unit distributions           (2,019)                          (1,009)
Effect of dilutive securities
  Additional common units relating to
    unit options                                               6                              612
                                              --------  --------  --------      -------   -------    --------
Net (loss) income available to
  partners before discontinued operations     $ (5,674)   58,466     (0.09)     $12,468    66,889    $   0.19
Discontinued operations - income
  (loss) on assets sold and held for
  sale                                             765                0.01         (662)                (0.01)
Discontinued operations - (loss) gain
  on assets sold and held for sale              (1,038)              (0.02)       1,855                  0.03
                                              --------  --------  --------      -------   -------    --------
Net (loss) income available to partners       $ (5,947)   58,466     (0.10)     $13,661    66,889    $   0.21
                                              ========  ========  ========      =======   =======    ========

                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------------------
                                                          2003                              2002
                                              -----------------------------     -----------------------------
                                               Income   Wtd. Avg.  Per Unit      Income   Wtd. Avg.  Per Unit
(in thousands, except per unit amounts)        (Loss)     Units     Amount       (Loss)    Units      Amount
---------------------------------------       -----------------------------     -----------------------------
BASIC EPS -
Income before discontinued operations
  and cumulative effect of a change in
  accounting principle                        $  2,048    58,472               $ 45,512    66,290
Series A Preferred Unit distributions           (9,112)                          (7,590)
Series B Preferred Unit distributions           (4,038)                          (1,009)
                                              --------  --------  --------      -------    ------    --------
Net (loss) income available to
  partners before discontinued operations
  and cumulative effect of a change in
    accounting principle                      $(11,102)   58,472     (0.19)    $ 36,913    66,290    $   0.56
Discontinued operations - income on
  assets sold and held for sale                    736                0.01          883                  0.01
Discontinued operations- (loss) gain
  on assets sold and held for sale             (17,206)              (0.29)       4,051                  0.06
Cumulative effect of a change in
  accounting principle                               -                   -      (10,327)                (0.16)
                                              --------  --------  --------     --------    ------    --------
Net (loss) income available to partners       $(27,572)   58,472     (0.47)    $ 31,520    66,290    $   0.47
                                              ========  ========  ========     ========    ======    ========

                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------------------
                                                          2003                              2002
                                              -----------------------------    ------------------------------
                                              Income    Wtd. Avg.  Per Unit      Income   Wtd. Avg.  Per Unit
(in thousands, except per unit amounts)       (Loss)      Units     Amount       (Loss)    Units      Amount
---------------------------------------       -----------------------------    ------------------------------
DILUTED EPS -
Income before discontinued operations
  and cumulative effect of a change in
  accounting principle                        $  2,048    58,472               $ 45,512    66,290
Series A Preferred Unit distributions           (9,112)                          (7,590)
Series B Preferred Unit distributions           (4,038)                          (1,009)
Effect of dilutive securities
  Additional common units relating to
    unit options                                               4                              419
                                              --------  --------  --------     --------   -------    --------
Net (loss) income available to
  partners before discontinued operations
  and cumulative effect of a change in
  accounting principle                        $(11,102)   58,476     (0.19)    $ 36,913    66,709    $   0.55
Discontinued operations - income on
  assets sold and held for sale                    736                0.01          883                  0.01
Discontinued operations - (loss) gain
  on assets sold   and held for sale           (17,206)              (0.29)       4,051                  0.06
Cumulative effect of a change in
  accounting principle                               -                   -      (10,327)                (0.15)
                                              --------  --------  --------     --------   -------    --------
Net (loss) income available to partners       $(27,572)   58,476     (0.47)    $ 31,520    66,709    $   0.47
                                              ========  ========  ========     ========   =======    ========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         This table presents supplemental cash flows disclosures for the six months ended June 30, 2003 and 2002.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------------
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                      (in thousands)                                            2003           2002
-----------------------------------------------------------------             ---------      ---------
Interest paid on debt                                                         $  76,240      $  71,064
Interest capitalized - Office Properties                                             --            248
Interest capitalized - Residential Development Properties                         8,297          5,558
Additional interest paid in conjunction with cash flow hedges                    10,114         12,012
                                                                              ---------      ---------
Total interest paid                                                           $  94,651      $  88,882
                                                                              =========      =========

Cash paid for income taxes                                                    $   1,640      $  11,000
                                                                              =========      =========
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING
   ACTIVITIES:

Unrealized and realized gain (loss) on marketable securities                  $     383      $  (1,149)
Impairment and other charges related to real estate assets                       18,018          3,048
Adjustment of cash flow hedge to fair value                                        (487)         6,046

SUPPLEMENTAL SCHEDULE OF 2003 CONSOLIDATION OF DBL, MVDC AND HADC
  AND THE 2002 TRANSFER OF ASSETS AND ASSUMPTION OF LIABILITIES
  PURSUANT TO THE FEBRUARY 14, 2002 AGREEMENT WITH COPI:

Net investment in real estate                                                 $  (9,692)     $(570,175)
Restricted cash and cash equivalents                                                  -         (3,968)
Accounts receivable, net                                                         (3,057)       (23,338)
Investments in real estate mortgages and equity of
   unconsolidated companies                                                      13,552        309,103
Notes receivable, net                                                               (25)        29,816
Income tax asset - current and deferred, net                                     (3,564)       (21,784)
Other assets, net                                                                  (820)       (63,263)
Notes payable                                                                       312        129,157
Accounts payable, accrued expenses and other liabilities                         12,696        201,159
Minority interest - consolidated real estate partnerships                         1,972         51,519
                                                                              ---------      ---------
Increase in cash                                                              $  11,374      $  38,226
                                                                              =========      =========

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

         The Operating Partnership uses funds from operations ("FFO") as the measure of segment profit or loss. FFO, as used in this document, is based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and means:

         -    Net Income (Loss) - determined in conformity with GAAP;

         - excluding gains (losses) from sales of depreciable operating property;

         -    excluding extraordinary items (as defined by GAAP);

         -    including depreciation and amortization of real estate assets; and

         - after adjusting for unconsolidated partnerships and joint ventures.

         NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance for an operating partnership of an equity REIT and for its investment segments. However, FFO should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Operating Partnership's measure of FFO may not be comparable to similarly titled measures of operating partnerships of REITs (other than the Company) if those REITs apply the definition of FFO in a different manner than the Operating Partnership.

         Selected financial information related to each segment for the three and six months ended June 30, 2003 and 2002, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at June 30, 2003 and December 31, 2002, are presented below:

SELECTED FINANCIAL INFORMATION:                                 FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                           -------------------------------------------------------------------------------------
                                                                                      TEMPERATURE-
                                                                       RESIDENTIAL     CONTROLLED
                                            OFFICE      RESORT/HOTEL   DEVELOPMENT      LOGISTICS      CORPORATE
    (in thousands)                          SEGMENT       SEGMENT         SEGMENT        SEGMENT       AND OTHER         TOTAL
---------------------------                --------     ------------   -----------    ------------    -----------       --------
Property revenues                          $ 127,334(1)   $ 51,632       $ 54,207       $      -       $      -         $233,173
Other income                                      -              -              -              -          2,812            2,812
                                           --------       --------       --------       --------       --------         --------
     Total revenue                         $127,334       $ 51,632       $ 54,207       $      -       $  2,812(2)      $235,985
                                           ========       ========       ========       ========       ========         ========
Property operating expenses                $ 62,452       $ 42,658       $ 47,831              -       $     --         $152,941
Other operating expenses                          -              -              -       $      -         88,128           88,128
                                           --------       --------       --------       --------       --------         --------
     Total expenses                        $ 62,452       $ 42,658       $ 47,831       $      -       $ 88,128(2)      $241,069
                                           ========       ========       ========       ========       ========         ========
Equity in net income
  (loss) of unconsolidated companies       $  1,864       $  1,382       $  1,540       $   (406)      $    214         $  4,594
                                           ========       ========       ========       ========       ========         ========
Funds from operations                      $ 70,011       $ 12,356       $  5,705       $  5,079       $(56,710)        $ 36,441(5)
                                           ========       ========       ========       ========       ========         ========

SELECTED FINANCIAL INFORMATION:                              FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                        ---------------------------------------------------------------------------------------
                                                                                       TEMPERATURE-
                                                                        RESIDENTIAL     CONTROLLED
                                         OFFICE         RESORT/HOTEL    DEVELOPMENT     LOGISTICS      CORPORATE
    (in thousands)                      SEGMENT            SEGMENT       SEGMENT        SEGMENT        AND OTHER         TOTAL
---------------------------             --------          --------       --------       --------       --------         --------
Property revenues                       $138,378(1)       $ 53,523       $ 83,480       $      -       $      -         $275,381
Other income                                   -                 -              -              -          7,268            7,268
                                        --------          --------       --------       --------       --------         --------
     Total revenue                      $138,378          $ 53,523       $ 83,480       $      -       $  7,268(2)      $282,649
                                        ========          ========       ========       ========       ========         ========
Property operating expenses             $ 60,951          $ 42,212       $ 74,327       $      -       $      -         $177,490
Other operating expenses                       -                 -              -              -         89,928           89,928
                                        --------          --------       --------       --------       --------         --------
     Total expenses                     $ 60,951          $ 42,212       $ 74,327       $      -       $ 89,928(2)      $267,418
                                        ========          ========       ========       ========       ========         ========
Equity in net income
  (loss) of unconsolidated companies    $  1,471          $      -       $  6,179       $   (417)      $   (465)        $  6,768
                                        ========          ========       ========       ========       ========         ========
Funds from operations                   $ 80,502          $ 12,637       $ 12,474       $  5,374       $(52,357)        $ 58,630(5)
                                        ========          ========       ========       ========       ========         ========

SELECTED FINANCIAL INFORMATION:                        FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                    ---------------------------------------------------------------------------------------------
                                                                                    TEMPERATURE-
                                                                    RESIDENTIAL      CONTROLLED
                                    OFFICE         RESORT/HOTEL     DEVELOPMENT      LOGISTICS      CORPORATE
    (in thousands)                  SEGMENT          SEGMENT         SEGMENT          SEGMENT       AND OTHER             TOTAL
---------------------------         ---------        ---------       ---------       ---------      ---------           --------
Property revenues                   $ 256,068(1)     $ 115,353       $  89,572       $      --      $      --           $ 460,993
Other income                               --               --              --              --          4,581               4,581
                                    ---------        ---------       ---------       ---------      ---------           ---------
     Total revenue                  $ 256,068        $ 115,353       $  89,572       $      --      $   4,581(2)        $ 465,574
                                    =========        =========       =========       =========      =========           =========
Property operating expenses         $ 123,404        $  92,399       $  80,760       $      --      $      --           $ 296,563
Other operating expenses                   --               --              --              --        180,222             180,222
                                    ---------        ---------       ---------       ---------      ---------           ---------
     Total expenses                 $ 123,404        $  92,399       $  80,760       $      --      $ 180,222(2)        $ 476,785
                                    =========        =========       =========       =========      =========           =========
Equity in net income
(loss) of unconsolidated companies  $   3,322        $   2,125       $   2,510       $   1,101      $    (815)          $   8,243
                                    =========        =========       =========       =========      =========           =========
Funds from operations               $ 142,271        $  27,987       $  10,993       $  12,096      $(115,489)          $  77,858(5)
                                    =========        =========       =========       =========      =========           =========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SELECTED FINANCIAL INFORMATION:

                                                        FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                ------------------------------------------------------------------------------------
                                                                             TEMPERATURE-
                                                               RESIDENTIAL    CONTROLLED
                                    OFFICE       RESORT/HOTEL  DEVELOPMENT    LOGISTICS    CORPORATE
       (in thousands)               SEGMENT        SEGMENT       SEGMENT       SEGMENT     AND OTHER         TOTAL
---------------------------     ---------------  ------------  ------------  ------------  ---------       ---------
Property revenues               $   277,967 (1)   $   92,047   $    126,541   $        -   $       -       $ 496,555
Other income                              -                -              -            -   $  14,918          14,918
                                -----------       ----------   ------------   ----------   ---------       ---------
   Total revenue                $   277,967       $   92,047   $    126,541   $        -   $  14,918 (2)   $ 511,473
                                ===========       ==========   ============   ==========   =========       =========
Property operating expenses     $   124,599       $   66,102   $    113,678   $        -           -       $ 304,379
Other operating expenses                  -                -              -            -   $ 173,552         173,552
                                -----------       ----------   ------------   ----------   ---------       ---------
   Total expenses               $   124,599       $   66,102   $    113,678   $        -   $ 173,552 (2)   $ 477,931
                                ===========       ==========   ============   ==========   =========       =========
Equity in net income (loss) of
    unconsolidated companies    $     2,781       $        -   $     18,662   $     (727)  $  (4,526)      $  16,190
                                ===========       ==========   ============   ==========   =========       =========
Funds from operations           $   161,074       $   33,547   $     28,035   $   10,775   $(105,250)      $ 128,181(5)
                                ===========       ==========   ============   ==========   =========       =========

-----------------------------------
See footnotes to the following table.

                                                                                   TERMPERATURE-
                                                                     RESIDENTIAL    CONTROLLED     CORPORATE
                                          OFFICE     RESORT/HOTEL    DEVELOPMENT     LOGISTICS        AND
           (in millions)                  SEGMENT       SEGMENT        SEGMENT        SEGMENT        OTHER        TOTAL
--------------------------------------   --------    ------------    -----------   -------------   ---------      -----
TOTAL ASSETS BY SEGMENT:(3)
    Balance at June 30, 2003             $  2,529      $    499        $  748         $  303         $ 123       $ 4,202
    Balance at December 31, 2002            2,626           502           723            304           130         4,285
CONSOLIDATED PROPERTY LEVEL FINANCING:
    Balance at June 30, 2003             $ (1,368)     $   (133)       $  (87)        $    -         $(877)(4)   $(2,465)
    Balance at December 31, 2002           (1,371)         (130)          (93)             -          (789)(4)    (2,383)
CONSOLIDATED OTHER LIABILITIES:
    Balance at June 30, 2003             $    (92)     $    (40)       $ (136)        $    -         $ (60)      $  (328)
    Balance at December 31, 2002             (135)          (44)         (125)             -           (69)         (373)
MINORITY INTERESTS:
    Balance at June 30, 2003             $     (8)     $     (7)       $  (24)        $    -         $   -       $   (39)
    Balance at December 31, 2002              (11)           (8)          (25)             -             -           (44)

------------------------------------
(1) Includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $0.9 million and $0.6 million for the three months ended June 30, 2003 and 2002, respectively and $2.9 million and $1.7 million for the six months ended June 30, 2003 and 2002, respectively.

(2) For purposes of this Note, Corporate and Other include income from investment land sales, net, corporate interest and other income, general and administrative, interest expense, depreciation and amortization, amortization of deferred financing costs, preferred return paid to GMAC Commercial Mortgage Corporation ("GMACCM") for 2002, preferred dividends, other unconsolidated companies, impairment and other charges and other expenses.

(3) Total assets by segment is inclusive of investments in real estate mortgages and equity of unconsolidated companies, net of unconsolidated debt.

(4)      Inclusive of Corporate bonds and credit facility.

(5) The following table presents a reconciliation of Consolidated Funds from Operations to Net Income (Loss).

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              RECONCILIATION OF CONSOLIDATED FUNDS FROM OPERATIONS

                                               FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                               -----------------------------------   ---------------------------------
            (In thousands)                          2003               2002               2003              2002
-----------------------------------------         --------           --------           ---------        ---------
Consolidated Funds from Operations                $ 36,441           $ 58,630           $  77,858        $ 128,181
Adjustments to reconcile Consolidated
  Funds from
 Operations to Net Income (Loss):
  Depreciation and amortization of
    real estate assets                             (33,099)           (33,529)            (69,400)         (65,669)
  (Loss) gain on property sales, net                   (61)             1,420                (287)           5,665
  Impairment and other adjustments
    related to real estate assets and
      assets held for sale                            (990)                 -             (18,018)          (2,048)
    Cumulative effect of a change in
      accounting principle                               -                  -                   -          (10,327)
    Adjustment for investments in real
      estate mortgages and equity of
       unconsolidated companies:
       Office Properties                            (3,013)            (1,889)             (5,835)          (4,051)
       Resort/Hotel Properties                        (355)                 -                (749)               -
       Residential Development
         Properties                                    512             (2,051)               (227)          (2,954)
       Temperature-Controlled Logistics
         Properties                                 (5,486)            (5,790)            (10,996)         (11,501)
       Other                                           104             (3,130)                 82           (5,776)
    Series A Preferred unit distributions            4,556              4,215               9,112            7,590
    Series B Preferred unit distributions            2,019              1,009               4,038            1,009
                                                  --------           --------           ---------        ---------
Net Income (Loss)                                 $    628           $ 18,885           $ (14,422)       $  40,119
                                                  ========           ========           =========        =========

4.       DISCONTINUED OPERATIONS

         In August 2001, the FASB issued SFAS No. 144, which requires that the results of operations of assets sold or held for sale, and any gains or losses recognized on assets sold and held for sale, be disclosed separately in the Operating Partnership's Consolidated Statements of Operations. The Operating Partnership adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as "Discontinued operations - income (loss) on assets sold and held for sale," and gain or loss and impairments in the assets sold or held for sale have been presented as "Discontinued operations - (loss) gain on assets sold and held for sale" in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002. The impairment charges represent the difference between the carrying value of assets sold or held for sale and the actual or estimated sales price, less costs of sale. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.

ASSETS HELD FOR SALE

OFFICE SEGMENT

         As of June 30, 2003, the 1800 West Loop South Office Property located in the West Loop/Galleria submarket in Houston, Texas was held for sale. During the six months ended June 30, 2003, the Operating Partnership recognized an approximately $15.0 million impairment charge on the 1800 West Loop South Office Property.

         As of June 30, 2003, the Operating Partnership determined that the North Dallas Athletic Club, a building adjacent to the Stanford Corporate Centre Office Property in the Far North Dallas submarket in Dallas, Texas was no longer held for sale due to the Operating Partnership's negotiations to contract a new operator. The Property has been reclassified from "Properties held for disposition, net" to "Building and improvements," "Furniture, fixtures and equipment" and "Accumulated depreciation" in the accompanying Consolidated Balance Sheets with a book value of $0.6 million, net of accumulated depreciation of $0.8 million. The impairment charge of $1.2 million, recorded during the first quarter of 2003, has been reclassified from "Discontinued operations - (loss) gain on assets sold and held for sale" to "Impairment and other charges related to real estate assets" in the accompanying Consolidated Statement of Operations.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BEHAVIORAL HEALTHCARE PROPERTIES

         On February 27, 2003, the Operating Partnership sold a behavioral healthcare property for $2.0 million, consisting of $1.3 million in cash and a $0.7 million note receivable. The Operating Partnership recognized a loss on the sale of this property of approximately $0.3 million. A $2.6 million impairment charge had been recognized during 2002 related to this property.

         On May 2, 2003, the Operating Partnership sold one additional behavioral healthcare property for $2.1 million. The Operating Partnership recognized a loss on the sale of this property of approximately $0.1 million. A $0.8 million impairment charge was recognized during the first quarter of 2003 related to this property.

         The Operating Partnership also recognized a $1.0 million impairment charge during the second quarter of 2003 on a behavioral healthcare property held for sale and under contract for sale at June 30, 2003. This property was sold on July 10, 2003.

         As of June 30, 2003, the Operating Partnership owned five behavioral healthcare properties.

SUMMARY OF ASSETS HELD FOR SALE

         The following table indicates the major classes of assets of the Properties held for sale.

(in thousands)                          JUNE 30, 2003(1)     DECEMBER 31, 2002
--------------------------------        ----------------     -----------------
Land                                        $  9,523              $ 12,802
Buildings and improvements                    39,291                56,875
Furniture, fixture and equipment                 935                 1,665
Accumulated depreciation                      (8,847)               (9,873)
                                            --------              --------
Net investment in real estate               $ 40,902              $ 61,469
                                            ========              ========

---------------------------
(1) Includes the 1800 West Loop South Office Property and five behavioral healthcare properties.

         The following table presents rental revenue, operating expenses, depreciation and amortization, net income and impairments for the six months ended June 30, 2003 and 2002 for Properties held for sale as of June 30, 2003.

FOR THE SIX MONTHS ENDED JUNE 30,

                                                       DEPRECIATION
                                    OPERATING              AND              NET
(in thousands)   REVENUE(1)        EXPENSES(1)        AMORTIZATION(1)    INCOME (1)     IMPAIRMENTS (2)
--------------   ----------        -----------        ---------------    ----------     ---------------

2003              $  2,889          $   1,548            $    303          $1,038          $ 16,818
2002                 2,802              1,623                 819             360                 -

------------------------
(1) Includes the 1800 West Loop South Office Property.

(2) Includes impairments of 1800 West Loop South and two behavioral healthcare properties.

5.       OTHER ASSET DISPOSITIONS

INVESTMENT LAND DISPOSITIONS

         On April 24, 2003, the Operating Partnership completed the sale of approximately one-half acre of undeveloped land located in Dallas, Texas. The sale generated net proceeds and a net gain of approximately $0.3 million. This land was wholly-owned by the Operating Partnership.

         On May 15, 2003, the Operating Partnership completed the sale of approximately 24.8 acres of undeveloped land located in Coppell, Texas. The sale generated net proceeds of $3.0 million and a net gain of approximately $1.1 million. This land was wholly-owned by the Operating Partnership.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of June 30, 2003, the Operating Partnership sold approximately 3.5 acres of undeveloped land located in Houston, Texas. Subsequent to the end of the second quarter, the sale agreement was modified. Under the terms of the modified sale agreement, the Operating Partnership generated proceeds of $2.1 million, net of closing costs, and a note receivable in the amount of $11.8 million, with annual installments of principal and interest payments beginning June 27, 2004 through maturity on June 27, 2010. The principal payment amounts are calculated based upon a 20-year amortization and the interest rate is 4% for the first two years and thereafter the prime rate, as defined in the note, through maturity. Based on the terms of the modified sale agreement, the Operating Partnership will fully recognize a net gain of approximately $8.9 million in the third quarter of 2003. This land was wholly-owned by the Operating Partnership.

6.       TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         As of June 30, 2003, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"). The Operating Partnership has no economic interest in AmeriCold Logistics. See Note 15, "COPI," for information on the proposed acquisition of COPI's 40% interest in AmeriCold Logistics by a new entity to be owned by the Company's shareholders and the Operating Partnership's unitholders.

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

         AmeriCold Logistics deferred $18.5 million of the total $76.4 million of rent payable for the six months ended June 30, 2003. The Operating Partnership's share of the deferred rent was $7.4 million. The Operating Partnership recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $7.4 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the six months ended June 30, 2003. As of June 30, 2003, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $59.1 million and $52.8 million, respectively, of which the Operating Partnership's portions were $23.6 million and $21.1 million, respectively.

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C.

         As of June 30, 2003, the Operating Partnership held a 56% interest in Vornado Crescent Carthage and KC Quarry, L.L.C. ("VCQ"). The assets of VCQ include two quarries and the related land. The Operating Partnership accounts for this investment as an unconsolidated equity investment because the Operating Partnership does not control the joint venture.

         On December 31, 2002, VCQ purchased $5.7 million of trade receivables from AmeriCold Logistics at a 2% discount. The Operating Partnership contributed approximately $3.1 million to VCQ for the purchase of the trade receivables. The receivables were collected during the three months ended March 31, 2003.

         On March 28, 2003, VCQ purchased $6.6 million of trade receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of trade receivables previously purchased from AmeriCold Logistics and a $2.0 million contribution from its owners, of which approximately $0.8 million represented the Operating Partnership's contribution, for the purchase of the trade receivables. The receivables were collected during the three months ended June 30, 2003.

         On May 22, 2003, VCQ distributed cash of $3.2 million to the Operating Partnership.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
         COMPANIES

         The Operating Partnership has investments of 20% to 50% in seven unconsolidated joint ventures that own seven Office Properties. The Operating Partnership does not have control of these joint ventures, and therefore, these investments are accounted for using the equity method of accounting.

         The Operating Partnership, through ownership interests of 50% or less, or ownership of non-voting interests only, has other unconsolidated investments which it does not control; these investments are accounted for using the equity method of accounting.

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and equity investments as of June 30, 2003.

                                                                                                   OPERATING PARTNERSHIP'S
                                                                                                          OWNERSHIP
                     ENTITY                                        CLASSIFICATION                    AS OF JUNE 30, 2003
-------------------------------------------------        ----------------------------------        -----------------------
Joint Ventures
--------------
Main Street Partners, L.P.                               Office (Bank One Center-Dallas)                 50.0% (1)

Crescent Miami Center, L.L.C.                            Office (Miami Center - Miami)                   40.0% (2)

Crescent 5 Houston Center, L.P.                          Office (5 Houston Center-Houston)               25.0% (3)

Austin PT BK One Tower Office Limited Partnership        Office (Bank One Tower-Austin)                  20.0% (4)

Houston PT Four Westlake Park Office Limited

Partnership                                              Office (Four Westlake Park-Houston)             20.0% (4)

Houston PT Three Westlake Park Office Limited            Office (Three Westlake Park -
Partnership                                              Houston)                                        20.0% (4)

Crescent Five Post Oak Park L.P.                         Office (Five Post Oak - Houston)                30.0% (5)
Equity Investments
------------------
The Woodlands Land Development Company, L.P.             Residential Development                         42.5% (6)(7)

Blue River Land Company, L.L.C.                          Residential Development                         50.0% (8)
                                                         Resort/Hotel (Ritz Carlton Palm
Manalapan Hotel Partners, L.L.C.                         Beach)                                          50.0% (9)

Vornado Crescent Portland Partnership                    Temperature-Controlled Logistics                40.0% (10)

Vornado Crescent Carthage and KC Quarry, L.L.C.          Temperature-Controlled Logistics                56.0% (11)

The Woodlands Commercial Properties Company, L.P.        Office                                          42.5% (6)(7)

CR License, L.L.C.                                       Other                                           30.0% (12)

The Woodlands Operating Company, L.P.                    Other                                           42.5% (6) (7)

Canyon Ranch Las Vegas, L.L.C.                           Other                                           65.0% (13)

SunTx Fulcrum Fund, L.P.                                 Other                                           28.1% (14)

G2 Opportunity Fund, L.P.                                Other                                           12.5% (15)

------------------------------------------------------------
(1) The remaining 50% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

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

(5) The remaining 70% interest in Crescent Five Post Oak Park L.P. is owned by an affiliate of General Electric Pension Trust.

(6) The remaining 57.5% interest in each of the Woodlands Land Development Company, L.P. ("WLDC"), The Woodlands Commercial Properties Company, L.P. ("Woodlands CPC") and The Woodlands Operating Company, L.P. is owned by an affiliate of Morgan Stanley.

(7) Distributions are made to partners based on specified payout percentages. During the six months ended June 30, 2003, the payout percentage to the Operating Partnership was 52.5%.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) The SunTx Fulcrum Fund, L.P.'s ("SunTx") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 71.9% of SunTx is owned by a group of individuals unrelated to the Operating Partnership. The Operating Partnership's ownership percentage will decline by the closing date of SunTx as capital commitments from third parties are secured. The Operating Partnership's projected ownership interest at the closing of SunTx is approximately 7.5% based on SunTx manager's expectations for the final SunTx capitalization. The Operating Partnership accounts for its investment in SunTx under the cost method. The Operating Partnership's investment at June 30, 2003 was $6.3 million.

(15) G2 Opportunity Fund, L.P. ("G2") was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. Goff-Moore Strategic Partners, L.P. ("GMSP") and GMACCM each own 21.875% of G2, with the remaining 43.75% owned by parties unrelated to the Operating Partnership. See Note 14, "Related Party Transactions," for information regarding the ownership interests of trust managers and officers of the Company and the General Partner in GMSP.

SUMMARY FINANCIAL INFORMATION

         The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. As a result of the Operating Partnership's transaction with COPI on February 14, 2002, certain entities that were reported as unconsolidated entities in 2002 prior to February 14, 2002 are consolidated in the June 30, 2003 financial statements. Additionally, certain unconsolidated subsidiaries of the newly consolidated entities are now shown separately as unconsolidated entities of the Operating Partnership. As a result of the Operating Partnership's January 2, 2003 purchase of the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL Holdings, Inc. ("DBL"), DBL is consolidated in the June 30, 2003 financial statements. Because DBL owns a majority of the voting stock of MVDC and HADC, these two Residential Development Corporations are consolidated in the June 30, 2003 financial statements.

         The unconsolidated entities that are included under the headings on the following tables are summarized below.

         Balance Sheets as of June 30, 2003:

                  -        WLDC;

                  - Other Residential Development - This includes the Blue River Land Company, L.L.C.;

                  -        Resort/Hotel - This includes Manalapan;

                  - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

                  - Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park L.P. and Woodlands CPC; and

                  - Other - This includes CR License, L.L.C., The Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C., SunTx and G2.

         Balance Sheets as of December 31, 2002:

                  -        WLDC;

                  - Other Residential Development - This includes the Blue River Land Company, L.L.C., MVDC and HADC;

                  -        Resort/Hotel - This includes Manalapan;

                  - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

                  - Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park L.P. and Woodlands CPC; and

                  - Other - This includes DBL, CR License, L.L.C., The Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C. and SunTx.

         Summary Statements of Operations for the six months ended June 30, 2003:

                  -        WLDC;

                  - Other Residential Development - This includes the operating results for Blue River Land Company, L.L.C.;

                  - Resort/Hotel - This includes the operating results for Manalapan;

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         - Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership and VCQ;

         - Office - This includes the operating results for Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park L.P. and Woodlands CPC; and

         - Other - This includes the operating results for CR License, L.L.C., The Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C., SunTx and G2.

Summary Statements of Operations for the six months ended June 30, 2002:

         - WLDC - This includes WLDC's operating results for the period February 15 through June 30, 2002 and TWLC's operating results for the period January 1 through February 14, 2002;

         - Other Residential Development - This includes the operating results for DMDC and CRDI for the period January 1 through February 14, 2002, the operating results of Blue River Land Company, L.L.C. and Manalapan for the period February 15 through June 30, 2002, and the operating results of MVDC and HADC;

         - Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership;

         - Office - This includes the operating results for Main Street Partners, L.P., Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P. and Woodlands CPC; and

         - Other - This includes the operating results for DBL, CR License, L.L.C., The Woodlands Operating Company, Canyon Ranch Las Vegas, L.L.C. and SunTx.

BALANCE SHEETS:

                                                                           AS OF JUNE 30, 2003
                                       -------------------------------------------------------------------------------------------
                                                             OTHER
                                        THE WOODLANDS     RESIDENTIAL               TEMPERATURE-
                                       LAND DEVELOPMENT   DEVELOPMENT     RESORT/    CONTROLLED
(in thousands)                           COMPANY, L.P.    CORPORATIONS     HOTEL     LOGISTICS      OFFICE      OTHER      TOTAL
---------------------------------      ----------------   ------------   --------   ------------  ---------   --------   ---------
Real estate, net                           $ 390,043        $ 54,584     $ 80,732    $ 1,210,630  $ 824,808
Cash                                           6,627           1,233        8,436         35,514     31,623
Other assets                                  47,340             781        5,243         90,713     49,779
                                           ---------        --------     --------    -----------  ---------
     Total assets                          $ 444,010        $ 56,598     $ 94,411    $ 1,336,857  $ 906,210
                                           =========        ========     ========    ===========  =========

Notes Payable                              $ 288,230        $  7,650     $ 56,000    $   567,349  $ 515,047
Notes Payable to the Operating
Partnership                                   11,122               -            -              -          -
Other liabilities                             53,987           4,400        7,215          8,433     37,599
Equity                                        90,671          44,548       31,196        761,075    353,564
                                           ---------        --------     --------    -----------  ---------
     Total liabilities and equity          $ 444,010        $ 56,598     $ 94,411    $ 1,336,857  $ 906,210
                                           =========        ========     ========    ===========  =========
Operating Partnership's share of
   unconsolidated debt                     $ 122,500        $  3,825     $ 28,000    $   226,940  $ 182,878   $      -   $ 564,143
                                           =========        ========     ========    ===========  =========   ========   =========
Operating Partnership's
   investments in real estate
   mortgages and equity of
   unconsolidated companies                $  36,630        $ 27,741     $ 15,598    $   303,279  $ 128,257   $ 31,451   $ 542,956
                                           =========        ========     ========    ===========  =========   ========   =========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS:

                                                                         AS OF DECEMBER 31, 2002
                                        -------------------------------------------------------------------------------------------
                                                              OTHER
                                         THE WOODLANDS     RESIDENTIAL              TEMPERATURE-
                                        LAND DEVELOPMENT   DEVELOPMENT     RESORT/   CONTROLLED
(in thousands)                            COMPANY, L.P.    CORPORATIONS     HOTEL     LOGISTICS      OFFICE      OTHER      TOTAL
---------------------------------       ----------------   ------------    -------  ------------   ---------   --------   ---------
Real estate, net                           $ 388,587         $ 68,235     $ 81,510   $ 1,238,810   $ 845,019
Cash                                          15,289            7,112        3,022        13,213      43,296
Other assets                                  46,934            3,303        4,415        88,327      35,609
                                           ---------         --------     --------   -----------   ---------
     Total assets                          $ 450,810         $ 78,650     $ 88,947   $ 1,340,350   $ 923,924
                                           =========         ========     ========   ===========   =========
Notes Payable                              $ 284,547         $      -     $ 56,000   $   574,931   $ 507,679
Notes Payable to the Operating
Partnership                                   10,625                -            -             -           -
Other liabilities                             70,053           19,125        5,996         9,579      53,312
Equity                                        85,585           59,525       26,951       755,840     362,933
                                           ---------         --------     --------   -----------   ---------
     Total liabilities and equity          $ 450,810         $ 78,650     $ 88,947   $ 1,340,350   $ 923,924
                                           =========         ========     ========   ===========   =========
Operating Partnership's share of
   unconsolidated debt                     $ 120,933         $      -     $ 28,000   $   229,972   $ 180,132   $      -   $ 559,037
                                           =========         ========     ========   ===========   =========   ========   =========
Operating Partnership's
   investments in real estate
   mortgages and equity of
   unconsolidated companies                $  33,960         $ 39,187     $ 13,473   $   304,545   $ 133,530   $ 37,948   $ 562,643
                                           =========         ========     ========   ===========   =========   ========   =========

SUMMARY STATEMENTS OF OPERATIONS:

                                                                     FOR THE SIX MONTHS ENDED JUNE 30,2003
                                         -----------------------------------------------------------------------------------------
                                                               OTHER
                                          THE WOODLANDS     RESIDENTIAL               TEMPERATURE-
                                         LAND DEVELOPMENT   DEVELOPMENT    RESORT/     CONTROLLED
(in thousands)                             COMPANY, L.P.    CORPORATIONS    HOTEL      LOGISTICS       OFFICE     OTHER     TOTAL
------------------------------------     ----------------   ------------   --------   ------------    --------   -------   -------
Total revenues                               $ 54,434          $   396     $ 25,905    $  63,441      $ 67,058
Expenses:
     Operating expense                         42,552              314       16,137       12,384(1)     29,870
     Interest expense                           3,508                -        1,648       20,572        12,547
     Depreciation and amortization              3,288                -        1,417       29,362        15,181
     Tax expense                                    -                -        2,458            -             -
     Other (income) expense                         -                -            -       (1,418)            -
                                             --------          -------     --------    ---------      --------
Total expenses                               $ 49,348          $   314     $ 21,660    $  60,900      $ 57,598
                                             --------          -------     --------    ---------      --------
   Gain (loss) on sale of properties                -                -            -            -             -
                                             --------          -------     --------    ---------      --------
Net income                                   $  5,086          $    82     $  4,245    $   2,541(1)   $  9,460
                                             ========          =======     ========    =========      ========
Operating Partnership's equity in
   net income (loss) of
   unconsolidated companies                  $  2,670          $ (160)     $  2,125    $   1,101      $  3,322   $ (815)   $ 8,243
                                             ========          =======     ========    =========      ========   ======    =======

SUMMARY STATEMENTS OF OPERATIONS:

                                                                  FOR THE SIX MONTHS ENDED JUNE 30,2002
                                         --------------------------------------------------------------------------------------
                                                               OTHER
                                          THE WOODLANDS     RESIDENTIAL    TEMPERATURE-
                                         LAND DEVELOPMENT   DEVELOPMENT     CONTROLLED
(in thousands)                             COMPANY, L.P.    CORPORATIONS     LOGISTICS          OFFICE      OTHER       TOTAL
------------------------------------     ----------------   ------------   ------------        ---------   --------    --------
Total revenues                               $ 68,465         $ 102,812     $  59,619          $  46,461
Expenses:
     Operating expense                         36,373            92,788         8,075(1)          21,843
     Interest expense                           2,152             1,610        21,873              9,040
     Depreciation and amortization              1,827             2,971        29,686             11,172
     Tax expense (benefit)                        406                (4)            -                  -
     Other (income) expense                         -               (27)        1,804                  -
                                             --------         ---------      --------          ---------
Total expenses                               $ 40,758         $  97,338      $ 61,438          $  42,055
                                             --------         ---------      --------          ---------
  Gain (loss) on sale of properties                 -                 -             -                  -
                                             --------         ---------      --------          ---------
Net income (loss)                            $ 27,707         $   5,474      $ (1,819)(1)(2)   $   4,406
                                             ========         =========      ========          =========
Operating Partnership's equity in
     net income (loss) of
     unconsolidated companies                $ 14,334         $   4,328      $   (727)         $   2,781   $ (4,526)   $ 16,190
                                             ========         =========      ========          =========   ========    ========

-------------------
(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the total combined assets).

(2) Excludes the goodwill write-off for the Temperature-Controlled Logistics Properties, which was recorded as a cumulative change in accounting principle in the accompanying financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNCONSOLIDATED DEBT ANALYSIS

         The significant terms of the Operating Partnership's share of unconsolidated debt financing arrangements existing as of June 30, 2003 are shown below.

                                                                                                              OPERATING
                                                                                              BALANCE        PARTNERSHIP'S
                                                                                          OUTSTANDING AT  SHARE OF BALANCE AT
DESCRIPTION                                                                                JUNE 30, 2003     JUNE 30, 2003
----------------------------------------------------------------------------------------  --------------  -------------------
                                                                                                 (dollars in thousands)
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
   Vornado Crescent Portland Partnership - 40% Operating Partnership
      Goldman Sachs Notes(1)                                                               $   502,128         $ 200,851
      Various Capital Leases                                                                    37,037            14,816
      Various Mortgage Notes                                                                    28,184            11,273
                                                                                           -----------         ---------
                                                                                           $   567,349         $ 226,940
                                                                                           -----------         ---------
OFFICE SEGMENT:
   Main Street Partners, L.P. - 50% Operating Partnership(2)(3)(4)                         $   131,726         $  65,863
   Crescent Miami Center, LLC - 40% Operating Partnership                                       81,000            32,400
   Crescent 5 Houston Center, L.P. - 25% Operating Partnership(5)                               65,470            16,367
   Houston PT Four Westlake Park Office Limited Partnership - 20% Operating Partnership         48,410             9,682
   Crescent Five Post Oak Park, L.P. - 30% Operating Partnership                                45,000            13,500
   Austin PT Bank One Tower Office Limited Partnership - 20% Operating Partnership              37,652             7,530
   Houston PT Three Westlake Park Office Limited Partnership - 20% Operating Partnership        33,000             6,600

   The Woodlands Commercial Properties Co. - 42.5% Operating Partnership
      Fleet National Bank credit facility(6)                                                    62,000            26,350
      Fleet National Bank(3)(7)                                                                  2,867             1,218
      Various Mortgage Notes                                                                     7,923             3,368
                                                                                           -----------         ---------
                                                                                           $   515,048         $ 182,878
                                                                                           -----------         ---------
RESIDENTIAL DEVELOPMENT SEGMENT:
   The Woodlands Land Development Co. - 42.5% Operating Partnership
      Fleet National Bank credit facility(6)                                               $   230,000         $  97,750
      Fleet National Bank(8)                                                                    37,420            15,904
      Fleet National Bank(3)(7)                                                                  5,882             2,500
      Various Mortgage Notes                                                                    14,928             6,346
   Blue River Land Company, L.L.C.- 50% Operating Partnership(9)                                 7,650             3,825
                                                                                           -----------         ---------
                                                                                           $   295,880         $ 126,325
                                                                                           -----------         ---------
RESORT/HOTEL SEGMENT:
   Manalapan Hotel Partners, L.L.C. - 50% Operating Partnership
     Corus Bank(3)(10)                                                                          56,000            28,000
                                                                                           -----------         ---------
TOTAL UNCONSOLIDATED DEBT                                                                  $ 1,434,277         $ 564,143
                                                                                           ===========         =========

                                                                                          INTEREST RATE AT        MATURITY
DESCRIPTION                                                                                JUNE 30, 2003            DATE
----------------------------------------------------------------------------------------  ----------------  ----------------------
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
   Vornado Crescent Portland Partnership - 40% Operating Partnership
      Goldman Sachs Notes(1)                                                                        6.89%                5/11/2023
      Various Capital Leases                                                               4.84 to 13.63%    6/1/2006 to 2/12/2016
      Various Mortgage Notes                                                               4.25 to 12.88%     8/1/2003 to 4/1/2009

OFFICE SEGMENT:
   Main Street Partners, L.P. - 50% Operating Partnership(2)(3)(4)                                  5.61%                12/1/2004
   Crescent Miami Center, LLC - 40% Operating Partnership                                           5.04%                9/25/2007
   Crescent 5 Houston Center, L.P. - 25% Operating Partnership(5)                                   3.46%                5/31/2004
   Houston PT Four Westlake Park Office Limited Partnership - 20% Operating Partnership             7.13%                 8/1/2006
   Crescent Five Post Oak Park, L.P. - 30% Operating Partnership                                    4.82%                 1/1/2008
   Austin PT Bank One Tower Office Limited Partnership - 20% Operating Partnership                  7.13%                 8/1/2006
   Houston PT Three Westlake Park Office Limited Partnership - 20% Operating Partnership            5.61%                 9/1/2007

   The Woodlands Commercial Properties Co. - 42.5% Operating Partnership
      Fleet National Bank credit facility(6)                                                        4.25%               11/27/2005
      Fleet National Bank(3)(7)                                                                     3.34%               10/31/2003
      Various Mortgage Notes                                                                6.30 to 7.50%   11/1/2021 to 12/2/2024

RESIDENTIAL DEVELOPMENT SEGMENT:
   The Woodlands Land Development Co. - 42.5% Operating Partnership
      Fleet National Bank credit facility(6)                                                        4.31%               11/27/2005
      Fleet National Bank(8)                                                                        4.09%               12/31/2005
      Fleet National Bank(3)(7)                                                                     3.34%               10/31/2003
      Various Mortgage Notes                                                                4.00 to 6.25%   7/1/2005 to 12/31/2008
   Blue River Land Company, L.L.C.- 50% Operating Partnership(9)                                    4.32%                6/30/2004

RESORT/HOTEL SEGMENT:
   Manalapan Hotel Partners, L.L.C. - 50% Operating Partnership
     Corus Bank(3)(10)                                                                              5.31%               10/21/2005

TOTAL UNCONSOLIDATED DEBT

                                                                                                 FIXED/VARIABLE
DESCRIPTION                                                                                     SECURED/UNSECURED
----------------------------------------------------------------------------------------        -----------------
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
   Vornado Crescent Portland Partnership - 40% Operating Partnership
      Goldman Sachs Notes(1)                                                                    Fixed/Secured
      Various Capital Leases                                                                    Fixed/Secured
      Various Mortgage Notes                                                                    Fixed/Secured

OFFICE SEGMENT:
   Main Street Partners, L.P. - 50% Operating Partnership(2)(3)(4)                              Variable/Secured
   Crescent Miami Center, LLC - 40% Operating Partnership                                       Fixed/Secured
   Crescent 5 Houston Center, L.P. - 25% Operating Partnership(5)                               Variable/Secured
   Houston PT Four Westlake Park Office Limited Partnership - 20% Operating Partnership         Fixed/Secured
   Crescent Five Post Oak Park, L.P. - 30% Operating Partnership                                Fixed/Secured
   Austin PT Bank One Tower Office Limited Partnership - 20% Operating Partnership              Fixed/Secured
   Houston PT Three Westlake Park Office Limited Partnership - 20% Operating Partnership        Fixed/Secured

   The Woodlands Commercial Properties Co. - 42.5% Operating Partnership
      Fleet National Bank credit facility(6)                                                    Variable/Secured
      Fleet National Bank(3)(7)                                                                 Variable/Secured
      Various Mortgage Notes                                                                    Fixed/Secured

RESIDENTIAL DEVELOPMENT SEGMENT:
   The Woodlands Land Development Co. - 42.5% Operating Partnership
      Fleet National Bank credit facility(6)                                                    Variable/Secured
      Fleet National Bank(8)                                                                    Variable/Secured
      Fleet National Bank(3)(7)                                                                 Variable/Secured
      Various Mortgage Notes                                                                    Fixed/Secured
   Blue River Land Company, L.L.C.- 50% Operating Partnership(9)                                Variable/Secured

RESORT/HOTEL SEGMENT:
   Manalapan Hotel Partners, L.L.C. - 50% Operating Partnership
     Corus Bank(3)(10)                                                                          Variable/Secured

TOTAL UNCONSOLIDATED DEBT

---------------------------
(1) URS Real Estate, L.P. and Americold Real Estate, L.P., subsidiaries of the Temperature-Controlled Logistics Corporation, expect to repay the notes on the Optional Prepayment Date of April 11, 2008.

(2) Senior Note - Note A: $82.9 million at variable interest rate, LIBOR + 189 basis points, $4.9 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $24.4 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.5 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes amortized based on a 25-year schedule.

(3)      This facility has two one-year extension options.

(4) The Operating Partnership and its joint venture partner each obtained a letter of credit to guarantee the repayment of up to $4.3 million of the Main Street Partners, L.P. loan.

(5) The Operating Partnership provides a full guarantee up to $82.5 million for the construction loan on 5 Houston Center, which was completed in 2002. The guarantee amount reduces to $41.3 million upon achievement of specified conditions, including specified tenants occupying space and obtaining a certificate of occupancy; further reduction to $20.6 million upon achievement of 90% occupancy and a 1.3x debt service coverage.

(6) Woodlands CPC and WLDC entered into two $50 million interest rate swap agreements which limit interest rate exposure to a LIBOR rate of 1.735%. The swaps are effective August 4, 2003.

(7) Woodlands CPC and WLDC entered into an interest rate cap agreement which limits interest rate exposure on the notional amount of $33.8 million to a maximum LIBOR rate of 9.0%.

(8) WLDC entered into an interest rate cap agreement which limits interest rate exposure on the notional amount of $19.5 million to a maximum LIBOR rate of 8.5%.

(9) The variable rate loan has an interest rate of LIBOR + 300 basis points. A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of up to 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $7.7 million outstanding at June 30, 2003 and the amount guaranteed was $5.4 million.

(10) The Operating Partnership and its joint venture partner each obtained a letter of credit to guarantee repayment of up to $3.0 million of this facility.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table shows, as of June 30, 2003, information about the Operating Partnership's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                 PERCENTAGE    WEIGHTED     WEIGHTED AVERAGE
(in thousands)         BALANCE    OF DEBT    AVERAGE RATE      MATURITY(1)
------------------   ----------  ----------  -------------  ----------------
Fixed Rate Debt      $  306,366     54.3%        6.85%        15.04 years
Variable Rate Debt      257,777     45.7%        4.66%         2.04 years
                     ----------    -----         ----         -----------
Total Debt           $  564,143    100.0%        5.85%         9.09 years
                     ==========    =====         ====         ===========

---------------------
(1) Based on contractual maturities. The overall weighted average maturity would be 4.0 years assuming the election of extension options on debt instruments and expected repayment of the Goldman Sachs notes on the optional prepayment date.

         Listed below is the Operating Partnership's share of aggregate principal payments, by year, required as of June 30, 2003, related to the Operating Partnership's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.

                  SECURED
(in thousands)   DEBT(1)(2)
--------------   ----------
2003             $  17,432
2004               103,277
2005               167,084
2006                23,977
2007                48,384
Thereafter         203,989
                 ---------
                 $ 564,143
                 =========

---------------------
(1)  These amounts do not reflect the effect of extension options.

(2)  Based on contractual maturities.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY

         The following is a summary of the Operating Partnership's debt financing at June 30, 2003:

Secured Debt

                                                                                                                     June 30, 2003
                                                                                                                     --------------
                                                                                                                     (in thousands)
Fleet Fund I and II Term Loan due May 2005, bears interest at LIBOR plus 325 basis points (at June 30, 2003, the interest rate was 4.52%), with a four-year interest-only term, secured by equity interests in Funding I and
II Properties......................................................................................................    $  275,000

AEGON Partnership Note(1) due July 2009, bears interest at 7.53% with monthly principal and interest
payments based on a 25-year amortization schedule, secured by the Funding III, IV and V Properties ................       262,699

LaSalle Note I(2) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027,
secured by the Funding I Properties................................................................................       236,554

Deutsche Bank-CMBS Loan(3) due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points
(at June 30, 2003, the interest rate was 5.84%), with a three-year interest-only term and two one-year extension
options, secured by the Funding X Properties and Spectrum Center...................................................       220,000

JP Morgan Mortgage Note(4) bears interest at 8.31% with principal amortization based on a 25-year amortization schedule through maturity in October 2016, secured by the Houston Center mixed-use Office Property
complex............................................................................................................       193,457

LaSalle Note II(5) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028,
secured by the Funding II Properties...............................................................................       160,541

Cigna Note due June 2010, bears interest at 5.22% with an interest-only term, secured by the 707 17th Street
Office Property(6).................................................................................................        70,000

National Bank of Arizona Revolving Line of Credit(7) with maturities ranging from November 2004 to December
2005, bears interest ranging from 4.00% to 5.00%, secured by certain DMDC assets...................................        47,397

Metropolitan Life Note V(8) due December 2005, bears interest at 8.49% with monthly principal and interest
payments based on a 25-year amortization schedule, secured by the Datran Center Office Property....................        37,823

Northwestern Life Note due January 2004, bears interest at 7.66% with an interest-only term, secured by the
301 Congress Avenue Office Property................................................................................        26,000

Woodmen of the World Note(9) due April 2009, bears interest at 8.20% with an initial five-year interest-only term
(through April 2006), followed by principal amortization based on a 25-year amortization schedule, secured by the
Avallon IV Office Property.........................................................................................         8,500

Nomura Funding VI Note(10) bears interest at 10.07% with monthly principal and interest payments based on a
25-year amortization schedule through maturity in July 2020, secured by the Funding VI Property....................         7,943

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Debt

                                                                                                                     June 30, 2003
                                                                                                                     --------------
                                                                                                                     (in thousands)
Mitchell Mortgage Note due September 2003, bears interest at 7.0% with an interest-only term, secured by one of
The Woodlands Office Properties....................................................................................         1,743

FHI Finance Loan bears interest at LIBOR plus 450 basis points (at June 30, 2003, the interest rate was 5.82%), with an initial interest only term until the Net Operating Income Hurdle Date(11), followed by principal amortization based on a 20-year amortization schedule through maturity in September 2009, secured by the Sonoma
Mission Inn & Spa..................................................................................................           435

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 2.9% to
11.25% at June 30, 2003, with maturities ranging between July 2003 and June 2008, secured by various CRDI and
MVDC projects(12)..................................................................................................        39,659

Unsecured Debt

2009(13) Notes bear interest at a fixed rate of 9.25% with a seven-year interest-only term, due April 2009 with
a call date of April 2006..........................................................................................       375,000

2007(13)  Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due September 2007......       250,000

Unsecured Debt - Revolving Line of Credit

Credit Facility(14) interest only due May 2004, bears interest at LIBOR plus 187.5 basis points (at June 30,
2003, the interest rate was 3.17%), with a one-year extension option...............................................       252,000

JP Morgan Loan Sales Facility(15), bears interest at the federal funds rate plus 150 basis points..................             -

  Total Notes Payable                                                                                                  $2,464,751
                                                                                                                       ==========

----------------------------------

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

(3) This includes both a Deutsche Bank-CMBS note and a Fleet-Mezzanine note. The notes are due May 2004 and bear interest at the 30-day LIBOR rate plus a spread of (i) 164.7 basis points for the CMBS note (at June 30, 2003, the interest rate was 5.147%), and (ii) 600 basis points for the Mezzanine note (at June 30, 2003, the interest rate was 9.5%). The blended rate at June 30, 2003 for the two notes was 5.84%. Both notes have a LIBOR floor of 3.5%. The notes have three-year interest only terms and two one-year extension options. The Fleet-Mezzanine note is secured by the Operating Partnership's interests in Funding X and Crescent Spectrum Center, L.P. and the Operating Partnership's interest in their general partner.

(4) In October 2006, the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177.8 million.

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

(6) During the first quarter of 2003, the Operating Partnership paid the $63.5 million Cigna Note, bearing interest at 7.47%, which matured in March 2003, in full with a draw under the Operating Partnership's credit facility.

(7) This facility is a $51.8 million line of credit secured by certain DMDC land and improvements ("vertical facility"), club facilities ("club loan"), notes receivable ("warehouse facility") and additional land ("short-term facility"). The line restricts the vertical facility and club loan to a maximum outstanding amount of $40.0 million and is subject to certain borrowing base limitations and bears interest at prime (at June 30, 2003, the interest rate was 4.00%). The warehouse facility bears interest at prime plus 100 basis points (at June 30, 2003, the interest rate was 5.00%) and is limited to $10.0 million. The short-term facility bears interest at prime plus 50 basis points (at June 30, 2003, the interest rate was 4.50%) and is limited to $1.8 million. The blended rate at June 30, 2003 for the vertical facility and club loan, the warehouse facility and the short-term facility was 4.21%.

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

(11) The Operating Partnership's joint venture partner, which owns a 19.9% interest in the Sonoma Mission Inn & Spa, has a commitment to fund $10.0 million of future renovations at the Sonoma Mission Inn & Spa through a mezzanine loan. The Net Operating Income Hurdle Date, as defined in the loan agreement, is the date as of which the Sonoma Mission Inn & Spa has achieved an aggregate Adjusted Net Operating Income, as defined in the loan agreement, of $12 million for a period of 12 consecutive calendar months.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) In June 2003, CRDI entered into an interest rate cap agreement with Bank of America for a loan with an initial notional amount of $0.8 million, increasing monthly to up to $28.3 million in September 2004, based on the amount of the loan. Under the Agreement, in the event the prime rate, as defined in the agreement, exceeds 4.1%, Bank of America will reimburse the interest paid in excess of such rate.

(13) The Notes were issued in offerings registered with the Securities and Exchange Commission.

(14) The $400.0 million credit facility with Fleet is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage, minimum tangible net worth, and specific mix of office and hotel assets and average occupancy of Office Properties. At June 30, 2003, the maximum borrowing capacity under the credit facility was $372.3 million. The outstanding balance excludes letters of credit issued under the Operating Partnership's credit facility of $15.2 million which reduce the Operating Partnership's maximum borrowing capacity.

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

                                               WEIGHTED
                                  PERCENTAGE    AVERAGE      WEIGHTED AVERAGE
(in thousands)        BALANCE     OF DEBT(1)     RATE            MATURITY
------------------  -----------   ----------   --------      ----------------
Fixed Rate Debt     $ 1,643,432      66.7%       8.00%         10.9 years
Variable Rate Debt      821,319      33.3        4.06           1.3 years
                    -----------     -----        ----          ----------
Total Debt          $ 2,464,751     100.0%       6.82%(2)       7.0 years(3)
                    ===========     =====        ====          ==========

-----------------------
(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $508.3 million of hedged variable rate debt, are 87% and 13%, respectively.

(2) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.19%.

(3)  Based on contractual maturities. The overall weighted average maturity is
     3.5 years based on the Operating Partnership's expected payoff dates.

         Listed below are the aggregate principal payments by year required as of June 30, 2003 under indebtedness of the Operating Partnership. Scheduled principal installments and amounts due at maturity are included.

                   SECURED     UNSECURED   UNSECURED DEBT
(in thousands)      DEBT         DEBT      LINE OF CREDIT     TOTAL(1)
--------------   -----------   ---------   --------------   -----------
2003             $    21,707   $      --      $      --     $    21,707
2004                 283,799          --        252,000         535,799
2005                 375,341          --             --         375,341
2006                  18,359          --             --          18,359
2007                  26,344     250,000             --         276,344
Thereafter           862,201     375,000             --       1,237,201
                 -----------   ---------      ---------     -----------
                 $ 1,587,751   $ 625,000      $ 252,000     $ 2,464,751
                 ===========   =========      =========     ===========

----------------------
(1) These amounts do not reflect the effect of a one-year extension option on the credit facility and two one-year extension options on the Deutsche Bank-CMBS Loan.

         The Operating Partnership has $21.7 million of secured debt maturing through December 31, 2003, consisting primarily of debt related to the Residential Development Segment. The Operating Partnership plans to meet these maturing debt obligations, primarily through cash from operations, construction loan refinancings, and additional borrowings under the Operating Partnership's credit facility.

         Any uncured or unwaived events of default under the Operating Partnership's loans can trigger an acceleration of payment on the loan in default. In addition, an event of default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the credit facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of June 30, 2003, no event of default had occurred, and the Operating Partnership was in compliance with all of its covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expiration of that period. During the six months ended June 30, 2003, there were no circumstances that required prepayment penalties or increased collateral related to the Operating Partnership's existing debt.

         In addition to the subsidiaries listed in Note 1, "Organization and Basis of Presentation," certain other subsidiaries of the Operating Partnership were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated by the Operating Partnership or the Company and are grouped based on the Properties to which they relate are: Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); 707 17th Street Property (CRE Management IX, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L.P., CRE Management X, LLC); Spectrum Center (Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC), and Crescent Finance Company.

9. CASH FLOW HEDGES

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of June 30, 2003, the Operating Partnership had entered into five cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements during the six months ended June 30, 2003, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

  EFFECTIVE
   DATE(1)                                                                                    CHANGE IN
-------------     NOTIONAL   MATURITY      REFERENCE   FAIR MARKET   ADDITIONAL INTEREST   UNREALIZED GAINS
(in thousands)     AMOUNT      DATE          RATE         VALUE            EXPENSE         (LOSSES) IN 0CI
-------------    ---------   --------      ---------   -----------   -------------------   ----------------
   9/01/99       $ 200,000    9/02/03(2)     6.18%      $  (2,503)         $  4,851           $   4,794
   5/15/01         200,000    2/03/03        7.11%              -             1,048               1,057
   4/18/00         100,000    4/18/04        6.76%         (4,790)            2,734               2,294
   2/15/03         100,000    2/15/06        3.26%         (4,098)              741              (1,574)
   2/15/03         100,000    2/15/06        3.25%         (4,091)              740              (1,574)
   9/02/03         200,000    9/01/06        3.72%        (10,184)                -              (5,485)
                                                        ---------          --------           ---------
                                                        $ (25,666)         $ 10,114           $    (488)
                                                        =========          ========           =========

---------------------------------
(1) During 2002, the Operating Partnership entered into agreements for three cash flow hedges, two of which were effective in the first quarter of 2003, and one of which will be effective in the third quarter of 2003. These three cash flow hedges replace the Operating Partnership's cash flow hedges with maturity dates of February 3, 2003 and September 2, 2003.

(2) In June 2003, the Operating Partnership terminated its $200 million interest rate swap with Salomon Brothers prior to its September 2, 2003 stated maturity by prepaying the interest that would have been due at maturity. The remaining unrealized gains in OCI and the prepaid interest amounts will be amortized through the September 2, 2003 maturity date.

         The Operating Partnership has designated its five cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that re-prices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Operating Partnership uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and SFAS No. 138. The Operating Partnership uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Operating Partnership will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in OCI. The effective portion that has been deferred in OCI will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

         CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt. As of June 30, 2003, CRDI had two cash flow hedge agreements in place which are accounted for in conformity with SFAS Nos. 133 and 138.

         The following table shows information regarding CRDI's cash flow hedge agreements and additional capitalized interest thereon as of June 30, 2003. Unlike the additional interest on the Operating Partnership's cash flow hedges, which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development. Also presented are the unrealized gains in OCI for the six months ended June 30, 2003.

     ISSUE
     DATE                                                               ADDITIONAL      CHANGE IN
--------------      NOTIONAL    MATURITY    REFERENCE    FAIR MARKET    CAPITALIZED     UNREALIZED
(in thousands)       AMOUNT       DATE        RATE          VALUE         INTEREST     GAINS IN OCI
--------------      --------    --------    ---------    -----------    -----------    ------------
    9/4/01          $  4,650     9/4/03       4.12%         $  36          $  33          $   66
    9/4/01             3,700     9/4/03       4.12%            28             26              50
                                                            -----          -----          ------
                                                            $  64          $  59          $  116
                                                            =====          =====          ======

         In June 2003, CRDI entered into an interest rate cap agreement with Bank of America for a loan with an initial notional amount of $0.8 million, increasing monthly to up to $28.3 million in September 2004, based on the amount of the loan. Under the agreement, in the event the prime rate, as defined in the agreement, exceeds 4.1%, Bank of America will reimburse the interest paid in excess of such rate.

         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes that the hedges are highly effective.

10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

GUARANTEE COMMITMENTS

         The FASB issued Interpretation 45 requiring a guarantor to disclose its guarantees. The Operating Partnership's guarantees in place as of June 30, 2003 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Operating Partnership to provide additional collateral to support the guarantees.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         GUARANTEED
                                                                           AMOUNT           MAXIMUM
                                                                         OUTSTANDING      GUARANTEED
                                                                      AT JUNE 30, 2003      AMOUNT
                                                                      ----------------    ----------
                                                                                 (in thousands)
DEBTOR
--------------------------------------------------------------
Crescent 5 Houston Center, L.P.(1)(2)                                    $  65,470        $   82,500
CRDI - Eagle Ranch Metropolitan District - Letter of Credit(3)              15,197            15,197
Blue River Land Company, L.L.C.(1)(4)                                        5,355             6,300
Main Street Partners, L.P. - Letter of Credit (1)(5)                         4,250             4,250
Manalapan Hotel Partners, L.L.C.  - Letter of Credit (1)(6)                  3,000             3,000
                                                                         ---------        ----------
Total Guarantees                                                         $  93,272        $  111,247
                                                                         =========        ==========

------------------------------
(1) See Note 7, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Unconsolidated Debt Analysis," for a description of the terms of this debt.

(2) The Operating Partnership provides a full guarantee up to $82.5 million for the construction loan on 5 Houston Center, which was completed in 2002. The guarantee amount reduces to $41.3 million upon achievement of specified conditions, including specified tenants occupying space and obtaining a certificate of occupancy; further reduction to $20.6 million upon achievement of 90% occupancy and 1.3x debt service coverage.

(3) The Operating Partnership provides a $15.2 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds and Limited Tax Bonds.

(4) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $7.7 million outstanding at June 30, 2003 and the amount guaranteed was $5.4 million.

(5) The Operating Partnership and its joint venture partner each provide a $4.3 million letter of credit to guarantee repayment of up to $8.5 million of the loan to Main Street Partners, L.P.

(6) The Operating Partnership and its joint venture partner each provide a $3.0 million letter of credit to guarantee repayment of up to $6.0 million of the Manalapan debt with Corus Bank.

OTHER COMMITMENTS

         A consolidated subsidiary of the Operating Partnership, CRDI, has a purchase commitment of $12.1 million related to a purchase agreement for a tract of land in Eagle County, Colorado. The amount will be paid at closing of the transaction, which is anticipated to occur in the third quarter of 2003.

         See Note 15, "COPI," for a description of the Operating Partnership's commitments related to the agreement with COPI, executed on February 14, 2002.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. MINORITY INTEREST

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

         The following table summarizes the minority interest liability as of June 30, 2003 and December 31, 2002:

                                                                                2003           2002
(in thousands)                                                               ---------     ---------
Development joint venture partners - Residential Development Segment          $  23,815     $  24,937
Joint venture partners - Office Segment                                           7,594        11,202
Joint venture partners - Resort/Hotel Segment                                     7,413         7,833
                                                                              ---------     ---------
                                                                              $  38,822     $  43,972
                                                                              =========     =========

         The following table summarizes the minority interests' share of net income (loss) for the six months ended June 30, 2003 and 2002:

                                                                                 2003          2002
(in thousands)                                                                ----------    ---------
Development joint venture partners - Residential Development Segment          $  (1,095)    $  (1,996)
Joint venture partners - Office Segment                                             (33)         (839)
Joint venture partners - Resort/Hotel Segment                                       539             -
Subsidiary preferred equity                                                           -        (5,394)
                                                                              ----------    ---------
                                                                              $    (589)    $  (8,229)
                                                                              ==========    =========

12. PARTNERS' CAPITAL

         Each Operating Partnership unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the six months ended June 30, 2003, there were 3,940 units exchanged for 7,880 common shares of the Company.

DISTRIBUTIONS

         The following table summarizes the distributions paid or declared to unitholders and preferred unitholders during the six months ended June 30, 2003 (dollars in thousands, except per unit amounts).

                                                                                      ANNUAL
                                DIVIDEND/       TOTAL       RECORD     PAYMENT       DIVIDEND/
       SECURITY               DISTRIBUTION      AMOUNT       DATE        DATE      DISTRIBUTION
------------------------      ------------    ---------    --------    --------    ------------
Units                           $   0.75      $  43,871    01/31/03    02/14/03      $    3.00
Units                           $   0.75      $  43,872    04/30/03    05/15/03      $    3.00
Units                           $   0.75      $  43,873    07/31/03    08/15/03      $    3.00
Series A Preferred Units        $  0.422      $   4,556    01/31/03    02/14/03      $  1.6875
Series A Preferred Units        $  0.422      $   4,556    04/30/03    05/15/03      $  1.6875
Series A Preferred Units        $  0.422      $   4,556    07/31/03    08/15/03      $  1.6875
Series B Preferred Units        $  0.594      $   2,019    01/31/03    02/14/03      $  2.3750
Series B Preferred Units        $  0.594      $   2,019    04/30/03    05/15/03      $  2.3750
Series B Preferred Units        $  0.594      $   2,019    07/31/03    08/15/03      $  2.3750

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES

TAXABLE CONSOLIDATED ENTITIES

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of taxable consolidated entities for financial reporting purposes and the amounts used for income tax purposes. For the six months ended June 30, 2003, the taxable consolidated entities were comprised of the taxable REIT subsidiaries of the Company.

         Income or losses of the Operating Partnership are allocated to the partners of the Operating Partnership for inclusion in their respective income tax calculations. Accordingly, no provision or benefit for income taxes has been made other than for certain consolidated subsidiaries. The Operating Partnership consolidates certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the six months ended June 30, 2003 and 2002, the Operating Partnership's federal income tax benefit was $5.6 million and $4.0 million, respectively. The Operating Partnership's $5.6 million income tax benefit at June 30, 2003 consists primarily of $3.4 million for the Residential Development Segment and $2.1 million for the Resort/Hotel Segment.

         The Operating Partnership's total net tax asset of approximately $50.3 million at June 30, 2003 includes $33.1 million of net deferred tax assets. SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. There was no change in the valuation allowance during the six months ended June 30, 2003.

14. RELATED PARTY TRANSACTIONS

DBL HOLDINGS, INC. ("DBL")

         Since June 1999, the Operating Partnership contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2. G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by GMSP and GMACCM. The ownership structure of GMSP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. The remaining approximately 2% general partnership interest is owned by parties unrelated to the Operating Partnership. At June 30, 2003, DBL had an approximately $13.4 million investment in G2.

         On January 2, 2003, the Operating Partnership purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL from Mr. Goff. Total consideration paid for Mr. Goff's interest was $0.4 million. The Board of Trust Managers of the Company, including all the independent trust managers, approved the transaction based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by the Operating Partnership and is consolidated in the Residential Development Segment as of and for the six months ended June 30, 2003. Also, because DBL owns a majority of the voting stock in MVDC and HADC, the Operating Partnership consolidated these two Residential Development Corporations as of and for the six months ended June 30, 2003.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of June 30, 2003, the Operating Partnership had approximately $37.8 million of loans outstanding to certain employees and trust managers of the General Partner and the Company on a recourse basis pursuant to the Company's and the Operating Partnership's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Goff had a loan representing $26.3 million of the $37.8 million total outstanding loans at June 30, 2003. Approximately $0.3 million of interest was outstanding related to these loans as of June 30, 2003. No conditions exist at June 30, 2003 which would cause any of the loans to be in default. Effective July 29, 2002, the Operating Partnership ceased offering to the employees and trust managers the option to obtain loans pursuant to the Company's and the Operating Partnership's stock and unit incentive plans.

OTHER

         On June 28, 2002, the Operating Partnership purchased, and is holding for sale, the home of an executive officer of the General Partner and the Company for approximately $2.7 million, which approximates fair market value of the home. This purchase was part of the officer's relocation agreement with the Operating Partnership.

15. COPI

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

         On January 1, 2001, The REIT Modernization Act became effective. This legislation allows the Operating Partnership, through taxable REIT subsidiaries of the Company, to operate or lease certain of its investments that had previously been operated or leased by COPI.

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

         The Operating Partnership holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized entities that are wholly-owned taxable REIT subsidiaries of the Company. The Operating Partnership has included these assets in its Resort/Hotel Segment and its Residential Development Segment, and fully consolidated the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the dates of the transfers of the assets.

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

         In addition, the Operating Partnership has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. The Operating Partnership expects to form and capitalize a new entity ("Crescent Spinco"), to be owned by the unitholders of the Operating

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Partnership and shareholders of the Company. Crescent Spinco then would purchase COPI's interest in AmeriCold Logistics for between $15.0 million and $15.5 million. COPI has agreed that it will use the proceeds of the sale of the AmeriCold Logistics interest to repay Bank of America in full.

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

         If the COPI bankruptcy plan is approved by bankruptcy court, the holders of COPI's common stock will receive the Company's common shares. As stockholders of COPI, Mr. Rainwater and Mr. Goff will also receive the Company's common shares.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements............................................................       37

Results of Operations
     Three and six months ended June 30, 2003 and 2002................................       38

Liquidity and Capital Resources
     Cash Flows for the six months ended June 30, 2003................................       44

Debt Financing........................................................................       49

Recent Developments...................................................................       52

Unconsolidated Investments............................................................       53

Significant Accounting Policies.......................................................       55

Funds from Operations.................................................................       59

                           FORWARD-LOOKING STATEMENTS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1,"Financial Statements," of this document and the more detailed information contained in the Operating Partnership's Form 10-K for the year ended December 31, 2002. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section have the meanings given to them in the notes to the consolidated financial statements in Item 1, "Financial Statements."

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

         The following factors might cause such a difference:

    - The Operating Partnership's ability, at its Office Properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which may continue to be adversely affected by existing real estate conditions (including changes in vacancy rates in a particular market or markets, decreases in rental rates, increased competition from other properties or by a general downturn in the economy);

    -    Adverse changes in the financial condition of existing tenants;

    - Further deterioration in the resort/business-class hotel markets or in the market for residential land or luxury residences, including single-family homes, townhomes and condominiums, or in the economy generally;

    - Financing risks, such as the ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable rate debt, the ability to meet financial covenants, the Operating Partnership's ability to fund the Company's share repurchase program and the Operating Partnership's ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

    - The ability of the Operating Partnership to implement planned operating expense and capital expenditure reductions within anticipated time frames;

    - The ability of the Operating Partnership to consummate anticipated office acquisitions and investment land and other dispositions on favorable terms and within anticipated time frames;

    - Further or continued adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy which may further jeopardize the ability of the tenant to pay all current and deferred rent due);

    - The inability of the Operating Partnership to complete the distribution to its unitholders and the shareholders of the Company of the shares of a new entity to purchase the AmeriCold Logistics tenant interest from COPI;

    - The concentration of a significant percentage of the Operating Partnership's assets in Texas;

    - The existence of complex regulations relating to the Company's status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT; and

    - Other risks detailed from time to time in the Operating Partnership's filings with the Securities and Exchange Commission.

         Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Operating Partnership is not obligated to update these forward-looking statements to reflect any future events or circumstances.

                              RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's financial data as a percentage of total revenue for the three and six months ended June 30, 2003 and 2002, and the variance in dollars between the three and six months ended June 30, 2003 and 2002.

                                                                          FINANCIAL DATA AS A     FINANCIAL DATA AS A
                                                                           PERCENTAGE OF TOTAL    PERCENTAGE OF TOTAL
                                                                         REVENUES FOR THE THREE  REVENUES FOR THE SIX
                                                                          MONTHS ENDED JUNE 30,  MONTHS ENDED JUNE 30,
                                                                         ----------------------  ---------------------
                                                                            2003      2002         2003        2002
                                                                            -----     -----       ------       -----
REVENUE:
  Office Property                                                            54.6%     50.3%        55.6%       56.0%
  Resort/Hotel Property                                                      22.1      19.4         25.0        18.5
  Residential Development Property                                           23.3      30.3         19.4        25.5
                                                                            -----     -----       ------       -----
    TOTAL PROPERTY REVENUE                                                  100.0%    100.0%       100.0%      100.0%
                                                                            -----     -----       ------       -----
EXPENSES
  Office Property real estate taxes                                           7.9%      7.3%         7.9%        8.1%
  Office Property operating expenses                                         18.9      14.9         18.8        17.0
  Resort/Hotel property expense                                              18.3      15.3         20.1        13.3
  Residential Development Property expense                                   20.5      27.0         17.5        22.9
                                                                            -----     -----       ------       -----
    TOTAL PROPERTY EXPENSE                                                   65.6%     64.5%        64.3%       61.3%
                                                                            -----     -----       ------       -----
     INCOME FROM PROPERTY OPERATIONS                                         34.4%     35.5%        35.7%       38.7%
                                                                            -----     -----       ------       -----
OTHER INCOME (EXPENSES):
  Income from investment land sales, net                                      0.7%      0.0%         0.4%        0.0%
  Interest and other income                                                   0.5       2.6          0.6         3.0
  Corporate general and administrative                                       (2.6)     (1.9)        (2.7)       (2.4)
  Interest expense                                                          (18.5)    (16.8)       (18.7)      (17.9)
  Amortization of deferred financing costs                                   (1.1)     (1.0)        (1.1)       (1.0)
  Depreciation and amortization                                             (15.4)    (12.4)       (16.1)      (13.5)
  Impairment and other charges related to real estate assets                  0.0      (0.4)        (0.1)       (0.2)
  Other expenses                                                             (0.1)     (0.1)        (0.1)       (0.1)
  Equity in net income (loss) of unconsolidated
    companies:
    Office Properties                                                         0.8       0.5          0.7         0.6
    Resort/Hotel Properties                                                   0.6       0.0          0.5         0.0
    Residential Development Properties                                        0.7       2.2          0.5         3.8
    Temperature-Controlled Logistics Properties                              (0.2)     (0.2)         0.2        (0.2)
    Other                                                                     0.1      (0.2)        (0.2)       (0.9)
                                                                            -----     -----       ------       -----
    TOTAL OTHER INCOME (EXPENSE)                                            (34.5)%   (27.7)%      (36.1)%     (28.8)%
                                                                            -----     -----       ------       -----

    (LOSS) INCOME FROM CONTINUING OPERATIONS
       BEFORE MINORITY INTERESTS AND INCOME TAXES                            (0.1)      7.8         (0.4)        9.9%

  Minority interests                                                         (0.7)     (1.2)        (0.1)       (1.7)
  Income tax benefit (provision)                                              1.3      (0.3)         1.2         0.8
                                                                            -----     -----       ------       -----
INCOME BEFORE DISCONTINUED OPERATIONS
    AND CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE
    Discontinued operations-income (loss) on assets sold and held
     for sale                                                                 0.5%      6.3%         0.7%        9.0%
    Discontinued operations-(loss) gain on assets sold and held for sale      0.3      (0.2)         0.2         0.2
    Cumulative effect of a change in accounting principle                    (0.4)      0.7         (3.7)        0.8
                                                                              0.0       0.0          0.0        (2.1)
                                                                            -----     -----       ------       -----
NET INCOME (LOSS)
                                                                              0.4%      6.8%        (2.8)%       7.9%
  Series A Preferred Unit distributions
  Series B Preferred Unit distributions                                      (2.0)     (1.5)        (2.0)       (1.5)
                                                                             (0.9)     (0.4)        (0.9)       (0.2)
                                                                            -----     -----       ------       -----
NET (LOSS) INCOME AVAILABLE TO PARTNERS                                      (2.5)%     4.9%        (5.7)%       6.2%
                                                                            =====     =====       ======       =====

                                                                           TOTAL VARIANCE IN   TOTAL VARIANCE IN
                                                                             DOLLARS BETWEEN    DOLLARS BETWEEN
                                                                            THE THREE MONTHS    THE SIX MONTHS
                                                                             ENDED JUNE 30,      ENDED JUNE 30,
                                                                           -----------------   -----------------
                                                                              (IN MILLIONS)      (IN MILLIONS)
                                                                              2003 AND 2002      2003 AND 2002
                                                                           -----------------   -----------------
REVENUE:
  Office Property                                                          $          (11.0)  $           (21.9)
  Resort/Hotel Property                                                                (1.9)               23.3
  Residential Development Property                                                    (29.3)              (37.0)
                                                                           ----------------   -----------------
    TOTAL PROPERTY REVENUE                                                 $          (42.2)  $           (35.6)
                                                                           ----------------   -----------------
EXPENSES
  Office Property real estate taxes                                        $           (1.5)  $            (3.9)
  Office Property operating expenses                                                    3.0                 2.7
  Resort/Hotel property expense                                                         0.5                26.3
  Residential Development Property expense                                            (26.5)              (32.9)
                                                                           ----------------   -----------------
    TOTAL PROPERTY EXPENSE                                                 $          (24.5)  $            (7.8)
                                                                           ----------------   -----------------
     INCOME FROM PROPERTY OPERATIONS                                       $          (17.7)  $           (27.8)
                                                                           ----------------   -----------------
OTHER INCOME (EXPENSES):
  Income from investment land sales, net                                   $            1.6   $             1.7
  Interest and other income                                                            (6.1)              (12.1)
  Corporate general and administrative                                                 (0.9)               (0.9)
  Interest expense                                                                      3.4                 2.4
  Amortization of deferred financing costs                                              0.3                 0.1
  Depreciation and amortization                                                        (1.5)               (7.6)
  Impairment and other charges related to real estate assets                            1.0                (0.2)
  Other expenses                                                                       (0.5)               (0.3)
  Equity in net income (loss) of unconsolidated
    companies:
    Office Properties                                                                   0.4                 0.5
    Resort/Hotel Properties                                                             1.4                 2.1
    Residential Development Properties                                                 (4.6)              (16.2)
    Temperature-Controlled Logistics Properties                                         0.0                 1.8
    Other                                                                               0.7                 3.7
                                                                           ----------------   -----------------
    TOTAL OTHER INCOME (EXPENSE)                                           $           (4.8)  $           (25.0)
                                                                           ----------------   -----------------

    (LOSS) INCOME FROM CONTINUING OPERATIONS
       BEFORE MINORITY INTERESTS AND INCOME TAXES                          $          (22.5)  $           (52.8)


  Minority interests                                                                    1.7                 7.6
  Income tax benefit (provision)                                                        4.0                 1.6
                                                                           ----------------   -----------------
INCOME BEFORE DISCONTINUED OPERATIONS
    AND CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE                                                   $          (16.8)  $           (43.6)
    Discontinued operations-income (loss) on assets sold and held                       1.4                (0.1)
     for sale                                                                          (2.9)              (21.3)
    Discontinued operations-(loss) gain on assets sold and held for sale                0.0                10.3
    Cumulative effect of a change in accounting principle                  ----------------   -----------------

NET INCOME (LOSS)                                                          $          (18.3)  $           (54.7)
  Series A Preferred Unit distributions                                                (0.3)               (1.5)
  Series B Preferred Unit distributions                                                (1.0)               (3.0)
                                                                           ----------------   -----------------
NET (LOSS) INCOME AVAILABLE TO PARTNERS                                    $          (19.6)  $           (59.2)
                                                                           ================   =================

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 TO THE THREE MONTHS ENDED JUNE 30, 2002

PROPERTY REVENUES

         Total property revenues decreased $42.2 million, or 15.3%, to $233.2 million for the three months ended June 30, 2003, as compared to $275.4 million for the three months ended June 30, 2002. The primary components of the decrease in total property revenues are discussed below.

    - Office Property revenues decreased $11.0 million, or 8.0%, to $127.3 million, due to:

              - a decrease of $8.2 million resulting from the contribution of two Office Properties to joint ventures in the third quarter of 2002; and

              - a decrease of $7.6 million from the 65 consolidated Office Properties (excluding 2002 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, primarily due to a decline in occupancy resulting in decreases in both rental revenue and operating expense recoveries, and a decrease in antenna revenue and other revenue; partially offset by

              - an increase of $3.3 million from the Johns Manville Office Property acquired in August 2002; and

              - an increase of $1.3 million resulting from third party management services provided to joint ventures and related direct expense reimbursements.

    - Residential Development revenues decreased $29.3 million, or 35.1%, to $54.2 million, primarily due to:

              - a decrease of $20.2 million primarily due to the sale of 16 fewer units and 138 fewer lots at CRDI;

              - a decrease of $14.1 million primarily due to the sale of 14 fewer lots at Desert Mountain; partially offset by

              - an increase of $4.2 million due to consolidation of MVDC and HADC in 2003.

PROPERTY EXPENSES

         Total property expenses decreased $24.5 million, or 13.8%, to $152.9 million for the three months ended June 30, 2003, as compared to $177.4 million for the three months ended June 30, 2002. The primary components of the decrease in total property expenses are discussed below.

    - Office Property expenses increased $1.5 million, or 2.5%, to $62.5 million, primarily due to:

              - an increase of $2.3 million from the 65 consolidated Office Properties (excluding 2002 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, due to:

                        - $4.2 million increase in utilities expense, primarily attributable to a new utility contract for the Texas Office Properties; and

                        - $0.6 million increase in bad debt expense; partially offset by

                        - $1.3 million decrease in building repairs and maintenance expense; and

                        - $1.2 million decrease in property taxes and other taxes and assessments;

              - an increase of $1.3 million due to the acquisition of the Johns Manville Office Property in August 2002; and

              - an increase of $0.9 million attributable to the cost of providing third party management services to joint venture properties, which are recouped by increased third party fee income and direct expense reimbursements; partially offset by

              - a decrease of $3.4 million due to the contribution of two Office Properties to joint ventures in 2002.

    - Residential Development Property expenses decreased $26.5 million, or 35.6%, to $47.8 million, primarily due to:

              - a decrease of $18.4 million primarily due to a reduction in cost of sales related to the sale of 16 fewer units and 138 fewer lots at CRDI;

              - a decrease of $12.6 million primarily due to a reduction in cost of sales related to the sale of 14 fewer lots at Desert Mountain; partially offset by

              - an increase of $2.5 million primarily due to increased cost of sales from the consolidation of MVDC and HADC.

OTHER INCOME/EXPENSE

         Total other expenses decreased $4.8 million, or 6.3%, to $80.7 million for the three months ended June 30, 2003, as compared to $75.9 million for the three months ended June 30, 2002. The primary components of the decrease in total other expenses are discussed below.

         OTHER INCOME

         Other income decreased $6.6 million, or 47.2%, to $7.4 million for the three months ended June 30, 2003, as compared to $14.0 million for the three months ended June 30, 2002. The primary components of the decrease in other income are discussed below.

    - Equity in net income of unconsolidated companies decreased $2.1 million, or 32.1%, to $4.6 million, primarily due to:

              - a decrease of $4.6 million in Residential Development Property equity in net income due to a reduction in lot and acreage sales at the Woodlands Land Development Company, L.P. and consolidation of MVDC and HADC in 2003; partially offset by

              - an increase of $1.4 million in Resort/Hotel Property equity in net income, primarily due to a series of transactions in October 2002 in which the Operating Partnership increased its equity interest in the entity that owns the Ritz Carlton Palm Beach Hotel from 25% to 50% and the Operating Partnership's $1.1 million portion of a payment received from the operator of the Resort/Hotel Property pursuant to the terms of the operating agreement because the Property did not achieve the specified net operating income level for 2002;

              - an increase of $0.7 million in other unconsolidated companies due primarily to losses recognized for the three months ended June 30, 2002; and

              - an increase of $0.4 million in Office Property equity in net income.

    - Interest and other income decreased $6.1 million, or 83.7%, to $1.2 million due to:

              - a decrease in interest income of $5.4 million as a result of the repayment in full in August 2002 of a loan that was originated in March 2000 from the Operating Partnership to Crescent SH IX, Inc. ("SH IX"), a subsidiary of the Company, in connection with the repurchase of 14,468,623 common shares of the Company; and

              - the payoff of two notes receivable, with an aggregate principal balance of $19.9 million, in 2002.

    - Income from investment land sales, net increased $1.6 million, due to net income from the sales of two parcels of undeveloped land, located in Dallas, Texas and Coppell, Texas, in 2003.

         OTHER EXPENSES

         Other expenses decreased $1.8 million, or 2.0%, to $88.1 million for the three months ended June 30, 2003, as compared to $89.9 million for the three months ended June 30, 2002. The primary components of the decrease in other expenses are discussed below.

    - Interest expense decreased $3.4 million, or 7.3%, to $43.1 million due to a decrease of $17.8 million in the weighted average debt balance and a decrease of 0.74% in the weighted average interest rate.

    - Depreciation and amortization expense increased $1.5 million, or 4.4%, to $36.0 million, primarily due to an increase of $1.7 million in Residential Development Property and Resort/Hotel Property depreciation and amortization expense.

DISCONTINUED OPERATIONS

         Income from discontinued operations on assets sold and held for sale decreased $1.5 million, or 122.9%, to a loss of $0.3 million, primarily due to:

              - a decrease of $1.8 million due to the gain on the sale of two office properties in 2002; and

              - a decrease of $1.0 million, due to the impairment of a behavioral healthcare property in 2003; partially offset by

              - an increase of $1.3 million due to net operating loss in 2002 from six office properties and two transportation companies sold during 2002.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 TO THE SIX MONTHS ENDED JUNE 30, 2002

         The following comparison of the results of operations for the six months ended June 30, 2003 and the six months ended June 30, 2002 reflects the consolidation of eight of the Resort/Hotel Properties and three of the Residential Development Properties commencing on February 14, 2002, as a result of the COPI transaction. Prior to February 14, 2002, the results of operations of the Resort/Hotel Properties were reflected in the Operating Partnership's consolidated financial statements as lease payments and as equity in net income for the Residential Development Properties. Because the results of operations of these Properties are consolidated for the full period in 2003, as compared to a partial period in 2002, the Operating Partnership's financial statements do not provide a direct comparison of the results of operations of the Resort/Hotel Properties or the Residential Development Properties for the full periods in 2003 and 2002. Additional information on the results of operations of the Resort/Hotel Properties or the Residential Development Properties for the full periods in both 2003 and 2002 is provided below under the captions "Resort/Hotel Properties" and "Residential Development Properties."

PROPERTY REVENUES

         Total property revenues decreased $35.6 million, or 7.2%, to $461.0 million for the six months ended June 30, 2003, as compared to $496.6 million for the six months ended June 30, 2002. The components of the decrease in total property revenues are discussed below.

    - Office Property revenues decreased $21.9 million, or 7.9%, to $256.1 million, due to:

              - a decrease of $17.0 million from the 65 consolidated Office Properties (excluding 2002 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, primarily due to a decline in occupancy resulting in decreases in both rental revenue and operating expense recoveries, and a decrease in antenna revenue and other revenue;

              - a decrease of $16.0 million resulting from the contribution of two Office Properties to joint ventures in the third quarter of 2002; and

              - a decrease of $0.1 million in other revenues; partially offset by

              - an increase of $6.7 million from the Johns Manville Office Property acquired in August 2002;

              - an increase of $2.3 million attributable to third party management services and related direct expense reimbursements;

              - an increase of $1.2 million in net lease termination fees to $3.0 million in 2003; and

              - an increase of $1.0 million attributable to non-recurring revenue received in 2003.

    - Resort/Hotel Property revenues increased $23.3 million, or 25.3%, to $115.4 million, primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties for the full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction (prior to February 14, 2002 the Operating Partnership recognized lease payments related to these properties).

    - Residential Development revenues decreased $37.0 million, or 29.2%, to $89.6 million, primarily due to a reduction in lot and unit sales at Desert Mountain and CRDI.

PROPERTY EXPENSES

         Total property expenses decreased $7.8 million, or 2.6%, to $296.6 million for the six months ended June 30, 2003, as compared to $304.4 million for the six months ended June 30, 2002. The components of the decrease in total property expenses are discussed below.

    - Office Property expenses decreased $1.2 million, or 1.0%, to $123.4 million, primarily due to:

              - a decrease of $6.7 million due to the contribution of two Office Properties to joint ventures in 2002; and

              - a decrease of $0.7 million from the 65 consolidated Office Properties (excluding 2002 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, due to:

                        -  $3.0 million decrease in property taxes;

                        - $2.2 million decrease in building repairs and maintenance expense; and

                        - $0.8 million decrease in management fee expenses; partially offset by

                        - $5.3 million increase in utilities expense, primarily attributable to a new utility contract for the Texas Office Properties; partially offset by

              - an increase of $2.6 million due to the acquisition of the Johns Manville Office Property in August 2002;

              - an increase of $2.0 million attributable to the cost of providing third party management services to joint venture properties, which are recouped by increased third party fee income and direct expense reimbursements;

              - an increase of $0.9 million in taxes/assessments related to various land parcels; and

              -   an increase of $0.4 million of other expenses.

    - Resort/Hotel Property expense increased $26.3 million, or 39.8%, to $92.4 million, primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties for a full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction on February 14, 2002.

    - Residential Development Property expenses decreased $32.9 million, or 29.0%, to $80.8 million, primarily due to a reduction in lot and unit sales and related costs at Desert Mountain and CRDI.

OTHER INCOME/EXPENSE

         Total other expenses increased $25.0 million, or 17.6%, to $167.4 million for the six months ended June 30, 2003, as compared to $142.4 million for the six months ended June 30, 2002. The primary components of the increase in total other expenses are discussed below.

         OTHER INCOME

         Other income decreased $18.5 million, or 59.5%, to $12.8 million for the six months ended June 30, 2003, as compared to $31.1 million for the six months ended June 30, 2002. The primary components of the decrease in other income are discussed below.

    - Equity in net income of unconsolidated companies decreased $8.1 million, or 49.1%, to $8.2 million, primarily due to:

              - a decrease of $16.2 million in Residential Development Property equity in net income due to the consolidation of the operations of three of the Residential Development Corporations for the full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction on February 14, 2002; partially offset by

              - an increase of $3.7 million in other unconsolidated companies due primarily to losses recognized in the six months ended June 30, 2002;

              - an increase of $2.1 million in Resort/Hotel Property equity in net income, primarily due to a series of transactions in October 2002 in which the Operating Partnership increased its equity interest in the entity that owns the Ritz Carlton Palm Beach Hotel from 25% to 50% and the Operating Partnership's $1.1 million portion of a payment received from the operator of the Resort/Hotel Property pursuant to the terms of the operating agreement because the Property did not achieve the specified net operating income level for 2002;

              - an increase of $1.8 million in Temperature-Controlled Logistics Property equity in net income, primarily due to an increase in other income, partially offset by a decrease in interest expense resulting from a decrease of $3.0 million in the overall debt balance and a decrease in administrative expenses; and

              - an increase of $0.5 million in Office Property equity in net income.

    - Interest and other income decreased $12.1 million, or 80.9%, to $2.9 million due to:

              - a decrease in interest income of $10.8 million as a result of the repayment in full in August 2002 of a loan that was originated in March 2000 from the Operating Partnership to SH IX in connection with the repurchase of 14,468,623 common shares of the Company; and

              - the payoff of two notes receivable, with an aggregate principal balance of $19.9 million, in 2002.

    - Income from investment land sales, net increased $1.7 million, due to net income from the sales of two parcels of undeveloped land, located in Dallas, Texas and Coppell, Texas, in 2003.

         OTHER EXPENSES

         Other expenses increased $6.5 million, or 3.8%, to $180.2 million for the six months ended June 30, 2003, as compared to $173.5 million for the three months ended June 30, 2002. The primary components of the increase in other expenses are discussed below.

    - Depreciation expense increased $7.6 million, or 11.3%, to $74.7 million, due to;

              - an increase of $4.9 million in Residential Development Property and Resort/Hotel Property depreciation expense.

              - an increase of $2.7 million in Office Property depreciation expense, primarily attributable to:

                        - an increase of $4.6 million due to the write-off of tenant improvements and lease commissions due to early termination of leases; and

                        - an increase of $1.0 million from Johns Manville Office Property acquired in August 2002; partially offset by

                        - a decrease of $3.0 million associated with the contribution of two Office Properties to joint ventures in 2002.

    - Corporate, general and administrative expenses increased $0.9 million, or 7.5%, to $12.6 million, primarily due to increased legal expenses, shareholder services, and consulting costs related to compliance with the Sarbanes-Oxley Act.

    - Other expenses increased $0.3 million due to a loss resulting from the sale of marketable securities in 2003.

    - Interest expense decreased $2.4 million, or 2.7%, to $86.3 million primarily due to a decrease of 0.38%, from 7.69% to 7.31%, in the weighted average interest rate.

DISCONTINUED OPERATIONS

         Income from discontinued operations on assets sold and held for sale decreased $21.4 million, or 436.7%, to a loss of $16.5 million, primarily due to:

              - a decrease of approximately $15.0 million due to the impairment in 2003 of the 1800 West Loop South Office Property;

              - a decrease of $6.0 million due to the gain on the sale of three office properties in 2002; and

              - a decrease of approximately $1.8 million due to the impairment in 2003 of two of the behavioral healthcare properties; partially offset by

              - an increase of $1.4 million due to the impairment in 2002 of two transportation companies sold in 2002.

RESORT/HOTEL PROPERTIES

         The following provides a comparison of the results of operations of the Resort/Hotel Properties for the six months ended June 30, 2003 and 2002.

                                                  For the six months ended June 30,
                                              ----------------------------------------
      (in thousands)                              2003           2002         Variance
-----------------------                       -------------   ------------   ---------
Lease revenues                                $       2,542   $      7,913
Operating revenues                                  112,811         84,134
Operating expenses                                  (92,399)       (66,102)
                                              -------------   ------------   ---------
         Net Operating Income                 $      22,954   $     25,945   $  (2,991)
                                              -------------   ------------   ---------

         The net operating income for the Resort/Hotel Properties decreased $3.0 million, or 11.5%, to $22.9 million, primarily due to an increase of $2.9 million in Resort/Hotel Property operating expenses, primarily consisting of insurance and workers' compensation expenses.

RESIDENTIAL DEVELOPMENT PROPERTIES

         The following provides a comparison of the results of operations of the Residential Development Properties for the six months ended June 30, 2003 and 2002.

                                                  For the six months ended June 30,
                                              ----------------------------------------
    (in thousands)                                2003            2002       Variance
-----------------------                       ------------    ------------   ---------
Operating revenues                            $     89,572    $    126,541
Operating expenses                                 (80,760)       (113,678)
Depreciation and amortization                       (5,330)         (2,849)
Equity in net income of
     unconsolidated companies                        2,510          18,662
Income tax benefit (provision)                       3,443          (3,463)
Minority interests                                  (1,095)         (1,995)
Discontinued operations                                  -          (1,205)
                                              ------------    ------------   ---------
         Net Income                           $      8,340    $     22,013   $ (13,673)
                                              ------------    ------------   ---------

         Net income for the Residential Development Properties decreased $13.7 million, or 62.1%, to $8.3 million, primarily due to:

         - a decrease of approximately $7.8 million due to lower lot, unit and acreage sales at Desert Mountain, CRDI and The Woodlands in 2003;

         - a decrease of approximately $6.0 million as a result of gains recognized on the disposition of two properties at The Woodlands in 2002; and

         - a decrease of $1.1 million due to the sale of two transportation companies in December 2002 by CRDI; partially offset by

         - an increase of $1.4 million due to a goodwill impairment at CRDI in 2002 resulting from the adoption of Statement of Financial Accounting Standards No. 142.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                              FOR THE SIX MONTHS
                                                ENDED JUNE 30,
            (in millions)                            2003
-----------------------------------------     -------------------
Cash provided by Operating Activities         $             34.3
Cash used in Investing Activities                          (15.0)
Cash used in Financing Activities                          (28.5)
                                              ------------------
Decrease in Cash and Cash Equivalents         $             (9.2)
Cash and Cash Equivalents, Beginning of
  Period                                                    75.4
                                              ------------------
Cash and Cash Equivalents, End of Period      $             66.2
                                              ==================

OPERATING ACTIVITIES

         The Operating Partnership's cash provided by operating activities of $34.3 million is attributable to Property operations.

INVESTING ACTIVITIES

         The Operating Partnership's cash used in investing activities of $15.0 million is primarily attributable to:

              - $28.6 million for revenue and non-revenue enhancing tenant improvement and leasing costs for Office Properties;

              - $15.2 million for Residential Development Property investments;

              - $11.3 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

              - $3.3 million of additional investment in unconsolidated companies, consisting primarily of investments in the Residential Development Properties, Temperature-Controlled Logistics Properties, and SunTx, a private equity fund;

              - $2.7 million resulting from an increase in restricted cash, due primarily to an increase in escrow deposits for capital expenditures at the Operating Partnership's Office Properties;

              -   $2.0 million for the acquisition of rental properties; and

              -   $1.1 million for development of investment properties.

              The cash used in investing activities is partially offset by:

              - $20.5 million resulting from a decrease in notes receivable, primarily due to payment on a short-term seller financing note attributable to the sale of two Office Properties in The Woodlands and collections on developer financing notes at the Residential Development Properties related to lot and unit sales in 2002;

              - $11.4 million in cash resulting from the consolidation of entities;

              -   $6.4 million of proceeds from property sales;

              -   $5.4 million from return of investments in SunTx;

              - $3.2 million from return of investments in Temperature-Controlled Logistics Properties; and

              -   $2.3 million from return of investments in Office Properties.

FINANCING ACTIVITIES

         The Operating Partnership's cash used in financing activities of $28.5 million is attributable to:

              - $99.0 million of payments under the Operating Partnership's credit facility, primarily from proceeds from the new Cigna note;

              - $92.4 million of payments under other borrowings, partially resulting from the payoff of the Cigna Note;

              -   $87.1 million of distributions to unitholders;

              - $47.8 million of Residential Development Property note payments;

              -   $13.2 million of distributions to preferred unitholders;

              - $7.8 million of net capital distributions to joint venture partners; and

              -   $1.9 million of debt financing costs.

              The cash used in financing activities is partially offset by:

              - $187.0 million of proceeds from borrowings under the Operating Partnership's credit facility, a portion of which were used to pay off the Cigna Note and for investment in Residential Development Properties and tenant improvements, leasehold commissions and property improvements for the Office Segment;

              - $92.4 million of proceeds from other borrowings, primarily as a result of the new Cigna note; and

              - $41.3 million of proceeds from borrowings for construction costs for infrastructure development on Residential Development Properties.

LIQUIDITY REQUIREMENTS

DEBT FINANCING SUMMARY

         The following tables show summary information about the Operating Partnership's debt, including its share of unconsolidated debt, as of June 30, 2003. Additional information about the significant terms of the Operating Partnership's debt financing arrangements, its unconsolidated debt, and the Operating Partnership's guarantees of unconsolidated debt, is contained in Note 8, "Notes Payable and Borrowings under Credit Facility," Note 7, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies," and Note 10, "Commitments and Contingencies" of Item 1, "Financial Statements."

                                     TOTAL             SHARE OF
                                   OPERATING         UNCONSOLIDATED
  (in thousands)              PARTNERSHIP DEBT(1)         DEBT         TOTAL(2)
------------------            -------------------   ---------------   ----------
Fixed Rate Debt               $        1,643,432    $       306,366   $1,949,798
Variable Rate Debt                       821,319            257,777    1,079,096
                              -------------------   ---------------   ----------
Total Debt                    $        2,464,751    $       564,143   $3,028,894
                              ===================   ===============   ==========

--------------------

(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $508.3 million of hedged variable rate debt, are 87% and 13%, respectively.

(2) Balance excludes hedges. The percentages for total consolidated and unconsolidated fixed rate debt and variable rate debt, including the $508.3 million of hedged variable rate debt, are 81% and 19%, respectively.

                                                          UNSECURED             TOTAL
                                                             DEBT             OPERATING           SHARE OF
                        SECURED         UNSECURED          LINE OF           PARTNERSHIP       UNCONSOLIDATED
(in thousands)            DEBT             DEBT             CREDIT               DEBT               DEBT                TOTAL
------------------    ------------     ------------     --------------     ----------------    --------------       ------------
2003                  $     21,707     $          -     $            -     $         21,707    $       17,432       $     39,139
2004                       283,799                -            252,000              535,799           103,277            639,076
2005                       375,341                -                  -              375,341           167,084            542,425
2006                        18,359                -                  -               18,359            23,977             42,336
2007                        26,344          250,000                  -              276,344            48,384            324,728
Thereafter                 862,201          375,000                  -            1,237,201           203,989          1,441,190
                      ------------     ------------     --------------     ----------------    --------------       ------------
                      $  1,587,751     $    625,000     $      252,000     $      2,464,751    $      564,143       $  3,028,894
                      ============     ============     ==============     ================    ==============       ============

CAPITAL EXPENDITURES

         As of June 30, 2003, the Operating Partnership had unfunded capital expenditures of approximately $79.5 million relating to capital investments that are not in the ordinary course of operations of the Operating Partnership's business segments. The table below specifies the Operating Partnership's requirements for capital expenditures and its amounts funded as of June 30, 2003, and amounts remaining to be funded (future fundings classified between short-term and long-term capital requirements):

                                                                                                    CAPITAL EXPENDITURES
                                                                                               -------------------------------
(in millions)                                       TOTAL      AMOUNT FUNDED      AMOUNT       SHORT-TERM
                                                   PROJECT      AS OF JUNE     REMAINING TO     (NEXT 12          LONG-TERM
                       PROJECT                     COST (1)      30, 2003          FUND        MONTHS) (2)     (12+ MONTHS)(2)
----------------------------------------------     ---------  ---------------  ------------    ------------     --------------
OFFICE SEGMENT
   Acquired or Developed Properties (3)            $     2.3  $          (1.1) $        1.2    $        1.2     $         -
   Houston Center Shops Redevelopment (4)               11.6             (1.3)         10.3            10.3               -

RESIDENTIAL DEVELOPMENT SEGMENT(5)
   Tahoe Mountain Properties & Club                     85.3            (75.4)          9.9             9.9               -
   Desert Mountain Golf Course and
   Water Supply Pipeline                                53.8            (39.7)         14.1            14.1               -
   CRDI - East West Resort Development IV,              12.1                -          12.1            12.1               -
   L.P., L.L.L.P. (6)

RESORT/HOTEL SEGMENT
   Canyon Ranch - Tucson Land -
      Construction Loan(7)                               3.2                -           3.2             1.6             1.6
   Canyon Ranch - Lenox Aquatic Center                   3.1             (2.6)          0.5             0.5               -
OTHER
      SunTx (8)                                         19.0             (6.3)         12.7             4.0             8.7
      Crescent Spinco (9)                               15.5                -          15.5            15.5               -
                                                   ---------  ---------------   -----------    ------------     -----------
TOTAL                                              $   205.9  $        (126.4) $       79.5    $       69.2     $      10.3
                                                   =========  ===============  ============    ============     ===========

---------------------------------------

(1)  All amounts are approximate.

(2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.

(3) The capital expenditures reflect the Operating Partnership's ownership percentage in each Property, 25% for 5 Houston Center Office Property and 30% for Five Post Oak Park Office Property.

(4)  Located within the Houston Center Office Property complex.

(5) Represents capital expenditures for infrastructure and amenities. The Tahoe Mountain Properties and Club project costs exclude costs for projects in which the Operating Partnership anticipates sales to occur over the next 18 months.

(6) The Operating Partnership has a purchase commitment of $12.1 million related to a purchase agreement for a tract of land in Eagle County, Colorado. The guaranteed amount of $12.1 million will be paid by the Operating Partnership at closing of the transaction, which is anticipated to occur in the third quarter of 2003.

(7) The Operating Partnership committed to fund a construction loan to the purchaser of the land which will be secured by 20 developed lots and a $0.6 million letter of credit.

(8) This commitment is related to the Operating Partnership's investment in a private equity fund.

(9) The Operating Partnership expects to form and capitalize Crescent Spinco, which will be a separate entity to be owned by the Operating Partnership's unitholders and the Company's shareholders, and to cause the new entity to commit to acquire COPI's entire membership interest in AmeriCold Logistics.

         In addition, the Operating Partnership has entered into a contract to acquire an office property for approximately $52 million, consisting of $14 million in cash and assumption of a $38 million loan. The acquisition is anticipated to close in the third quarter of 2003 and is subject to customary closing conditions.

LIQUIDITY OUTLOOK

         The Operating Partnership expects to fund its short-term capital requirements of approximately $69.2 million through a combination of cash, construction financing, net cash flow from operations, and borrowings under the Operating Partnership's credit facility or the JP Morgan Facility. The Operating Partnership plans to meet its maturing debt obligations, through June 30, 2004, of approximately $540.5 million, primarily through refinancing of the Credit Facility, refinancing or electing the extension option on the Deutsche Bank-CMBS loan, and refinancing of the Northwestern Life Note.

         The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, debt service requirements, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (such as property improvements, tenant improvements and leasing costs), distributions to shareholders and unitholders, and unfunded expenses related to the COPI bankruptcy, primarily through cash flow provided by operating activities and return of capital from the Residential Development Segment. To the extent that the Operating Partnership's cash flow from operating activities and return of capital from the Residential Development Segment are not sufficient to finance such short-term liquidity requirements, the Operating Partnership expects to finance such requirements with borrowings under the Operating Partnership's credit facility, the JP Morgan Facility, or new debt facilities, and proceeds from the sale or joint venture of Properties.

         The Operating Partnership's long-term liquidity requirements as of June 30, 2003 consist primarily of debt maturities after June 30, 2004, which totaled approximately $1.9 billion. The Operating Partnership also has $10.3 million of long-term capital expenditure requirements. The Operating Partnership expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties and return of capital investment from the Residential Development Segment.

         Debt and equity financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include:

    - Additional proceeds from the Operating Partnership's Credit Facility under which the Operating Partnership has up to $105.1 million of borrowing capacity available as of June 30, 2003;

    - Additional proceeds from the refinancing of the Operating Partnership's Credit Facility and other existing secured and unsecured debt;

    -    Additional debt secured by existing underleveraged properties;

    -    Issuance of additional unsecured debt;

    -    Equity offerings including preferred and/or convertible securities; and

    -    Proceeds from joint ventures and Property sales.

         The following factors could limit the Operating Partnership's ability to utilize these financing alternatives:

    - The reduction in net operating income of the Properties supporting the Operating Partnership's Credit Facility to a level that would reduce the availability under the Credit Facility;

    - The Operating Partnership may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of the financial condition of the Operating Partnership or market conditions at the time the Operating Partnership seeks additional financing;

    - Restrictions on the Operating Partnership's debt instruments or outstanding equity may prohibit it from incurring debt or issuing equity on terms available under then-prevailing market conditions or at all; and

    - The Operating Partnership may be unable to service additional or replacement debt due to increases in interest rates and a decline in the Operating Partnership's operating performance.

         The Operating Partnership's portion of unconsolidated debt maturing through June 30, 2004 is $47.6 million. The Operating Partnership's portion of unconsolidated debt maturing after June 30, 2004 is $516.5 million. Unconsolidated debt is the liability of the unconsolidated entity, is typically secured by that entity's property, and is non-recourse to the Operating Partnership except where a guarantee exists.

                                 DEBT FINANCING

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements existing as of June 30, 2003, are shown below:

                                                               BALANCE         INTEREST
                                                            OUTSTANDING AT     RATE AT                                EXPECTED
                                                MAXIMUM       JUNE 30,         JUNE 30,          MATURITY              PAYOFF
              DESCRIPTION(1)                   BORROWINGS       2003             2003              DATE                 DATE
-------------------------------------------   ------------  --------------    -----------   -------------------  ------------------
SECURED FIXED RATE DEBT:                        (dollars in thousands)

     AEGON Partnership Note                   $    262,699   $   262,699             7.53%  July 2009            July 2009
     LaSalle Note I                                236,554       236,554             7.83   August 2027          August 2007
     JP Morgan Mortgage Note                       193,457       193,457             8.31   October 2016         September 2006
     LaSalle Note II                               160,541       160,541             7.79   March 2028           March 2006
     Cigna Note                                     70,000        70,000             5.22   June 2010            June 2010
     Metropolitan Life Note V                       37,823        37,823             8.49   December 2005        December 2005
     Northwestern Life Note                         26,000        26,000             7.66   January 2004         January 2004
     Woodmen of the World Note                       8,500         8,500             8.20   April 2009           April 2009
     Nomura Funding VI Note                          7,943         7,943            10.07   July 2020            July 2010
     Mitchell Mortgage Note                          1,743         1,743             7.00   September 2003       September 2003
     Construction, Acquisition and other
      obligations for various CRDI and MVDC
      projects                                      13,172        13,172    2.90 to 11.25   August 03 to May 08  August 03 to May 08
                                              ------------   -----------    -------------
           Subtotal/Weighted Average          $  1,018,432   $ 1,018,432             7.67%
                                              ------------   -----------    -------------

UNSECURED FIXED RATE DEBT:
     The 2009 Notes                           $    375,000   $   375,000             9.25%  April 2009           April 2009
     The 2007 Notes                                250,000       250,000             7.50   September 2007       September 2007
                                              ------------   -----------    -------------
           Subtotal/Weighted Average          $    625,000   $   625,000             8.55%
                                              ------------   -----------    -------------
SECURED VARIABLE RATE DEBT:
     Fleet Fund I and II Term Loan            $    275,000   $   275,000             4.52%  May 2005             May 2005
     Deutsche Bank-CMBS Loan(2)                    220,000       220,000             5.84   May 2004             May 2006
     National Bank of Arizona                       51,825        47,397     4.00 to 5.00   Nov 04 to Dec 05     Nov 04 to Dec 05
     FHI Finance Loan                               10,000           435             5.82   September 2009       September 2009
     Construction, Acquisition and other
     obligations
           for various CRDI and MVDC
           projects                                 82,138        26,487     3.84 to 5.25   July 03 to June 08   July 03 to June 08
                                              ------------   -----------    -------------
           Subtotal/Weighted Average          $    638,963   $   569,319             4.94%
                                              ------------   -----------    -------------

UNSECURED VARIABLE RATE DEBT:
     Credit Facility(3)                       $    372,284   $   252,000(4)          3.17%  May 2004             May 2005
     JP Morgan Loan Sales Facility(5)               50,000             -                -      -                     -
                                              ------------   -----------    -------------
           Subtotal/Weighted Average          $    422,284   $   252,000             3.17%
                                              ------------   -----------    -------------

        TOTAL/WEIGHTED AVERAGE                $  2,704,679   $ 2,464,751             6.82%(6)
                                              ============   ===========    =============
AVERAGE REMAINING TERM                                                                      7.0 years            3.5 years

--------------------------------------

(1) For more information regarding the terms of the Operating Partnership's debt financing arrangements, including the amounts payable at maturity, properties securing the Operating Partnership's secured debt and the method of calculation of the interest rate for the Operating Partnership's variable rate debt, see Note 8, "Notes Payable and Borrowings under the Credit Facility," included in Item 1, "Financial Statements."

(2)  This loan has two one-year extension options.

(3)  This facility has a one-year extension option.

(4) The outstanding balance excludes letters of credit issued under the credit facility of $15.2 million.

(5)  This is an uncommitted facility.

(6) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.19%.

         In April 2003, the Operating Partnership received modifications to certain definitions relating to financial and other covenants in the $400 million Fleet Revolving Credit Facility and $275 million Fleet Fund I and II Term Loan. The modifications do not alter the Operating Partnership's borrowing capacity, scheduled principle payments, interest rates, or maturity dates.

         As of June 30, 2003, no event of default had occurred, and the Operating Partnership was in compliance with all of its financial covenants related to its outstanding debt.

         Failure to comply with covenants under the credit facility or other debt instruments could result in an event of default under one or more of the Operating Partnership's debt instruments. Any uncured or unwaived events of default under the Operating Partnership's loans can trigger an increase in interest rates or an acceleration of payment on the loan in default and could cause the credit facility to become unavailable to the Operating Partnership. In addition, an event of default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the credit facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. Any uncured or unwaived event of default could have an adverse effect on the Operating Partnership's business, financial condition, or liquidity.

         The Operating Partnership's debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the six months ended June 30, 2003, there were no circumstances that required prepayment penalties or increased collateral related to the Operating Partnership's existing debt.

         The Operating Partnership's policy with regard to the incurrence and maintenance of debt is based on a review and analysis of the following:

         - investment opportunities for which capital is required and the cost of debt in relation to such investment opportunities;

         - the type of debt available (secured or unsecured; variable or fixed);

         -    the effect of additional debt on existing covenant ratios;

         - the maturity of the proposed debt in relation to maturities of existing debt; and

         - exposure to variable rate debt and alternatives such as interest-rate swaps and cash flow hedges to reduce this exposure.

UNCONSOLIDATED DEBT ARRANGEMENTS

         As of June 30, 2003, the total debt of the unconsolidated joint ventures and equity investments in which the Operating Partnership has ownership interests was $1.4 billion, of which the Operating Partnership's share was $564.1 million. The Operating Partnership had guaranteed $78.1 million of this debt as of June 30, 2003. Additional information relating to the Operating Partnership's unconsolidated debt financing arrangements is contained in Note 7, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies," of Item 1, "Financial Statements."

GUARANTEE COMMITMENTS

         The Operating Partnership's guarantees in place as of June 30, 2003 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Operating Partnership to provide additional collateral to support the guarantees.

                                                                            GUARANTEED
                                                                              AMOUNT                   MAXIMUM
                                                                           OUTSTANDING                GUARANTEED
                                                                         AT JUNE 30, 2003               AMOUNT
                                                                         ----------------              --------
                          DEBTOR                                                       (in thousands)
-----------------------------------------------------------------
Crescent 5 Houston Center, L.P. (1) (2)                                      $ 65,470                  $ 82,500
  CRDI - Eagle Ranch Metropolitan District - Letter of Credit (3)              15,197                    15,197
Blue River Land Company, L.L.C.(1) (4)                                          5,355                     6,300
Main Street Partners, L.P. - Letter of Credit (1) (5)                           4,250                     4,250
Manalapan Hotel Partners, L.L.C. - Letter of Credit (1) (6)                     3,000                     3,000
                                                                             --------                  --------
Total Guarantees                                                             $ 93,272                  $111,247
                                                                             ========                  ========

------------------------------

(1) See Note 7, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Unconsolidated Debt Analysis," in Item 1, "Financial Statements," for a description of the terms of this debt.

(2) The Operating Partnership provides a full guarantee up to $82.5 million for the construction loan on 5 Houston Center, which was completed in 2002. The guarantee amount reduces to $41.3 million upon achievement of specified conditions, including specified tenants occupying space and obtaining a certificate of occupancy; further reduction to $20.6 million upon achievement of 90% occupancy and 1.3x debt service coverage.

(3) The Operating Partnership provides a $15.2 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds and Limited Tax Bonds.

(4) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $7.7 million outstanding at June 30, 2003 and the amount guaranteed was $5.4 million.

(5) The Operating Partnership and its joint venture partner each provide a $4.3 million letter of credit to guarantee repayment of up to $8.5 million of the loan to Main Street Partners, L.P.

(6) The Operating Partnership and its joint venture partner each provide a $3.0 million letter of credit to guarantee repayment of up to $6.0 million of the Manalapan debt with Corus Bank.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Operating Partnership's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. Derivative financial instruments are used to convert a portion of the Operating Partnership's variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. To accomplish this objective, the Operating Partnership primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount. For the six months ended June 30, 2003, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements during the six months ended June 30, 2003, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                                  CHANGE IN
  EFFECTIVE      NOTIONAL        MATURITY    REFERENCE   FAIR MARKET        ADDITIONAL         UNREALIZED GAINS
   DATE(1)        AMOUNT           DATE        RATE         VALUE         INTEREST EXPENSE     (LOSSES) IN OCI
--------------  ----------       -------     ---------  -------------     ----------------     ----------------
(in thousands)
--------------
   9/01/99      $  200,000       9/02/03(2)    6.18%    $      (2,503)    $         4,851      $         4,794
   5/15/01         200,000       2/03/03       7.11%                -               1,048                1,057
   4/18/00         100,000       4/18/04       6.76%           (4,790)              2,734                2,294
   2/15/03         100,000       2/15/06       3.26%           (4,098)                741               (1,574)
   2/15/03         100,000       2/15/06       3.25%           (4,091)                740               (1,574)
   9/02/03         200,000       9/01/06       3.72%          (10,184)                  -               (5,485)
                                                        -------------     ---------------      ---------------
                                                        $     (25,666)    $        10,114      $          (488)
                                                        =============     ===============      ===============

-----------------------------------------------

(1) During 2002, the Operating Partnership entered into agreements for three cash flow hedges, two of which were effective in the first quarter of 2003, and one of which will be effective in the third quarter of 2003. These three cash flow hedges replace the Operating Partnership's cash flow hedges with maturity dates of September 2, 2003 and February 3, 2003.

(2) In June 2003, the Operating Partnership terminated its $200 million interest rate swap with Salomon Brothers prior to its September 2, 2003 stated maturity by prepaying the interest that would have been due at maturity. The remaining unrealized gains in OCI and the prepaid interest amounts will be amortized through the September 2, 2003 maturity date.

         CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt.

         The following table shows information regarding CRDI's cash flow hedge agreements and additional capitalized interest thereon as of June 30, 2003. Unlike the additional interest on the Operating Partnership's cash flow hedges, which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development. Also presented are the unrealized gains in OCI for the six months ended June 30, 2003.

                                                                    ADDITIONAL          CHANGE IN
    ISSUE        NOTIONAL     MATURITY   REFERENCE    FAIR MARKET   CAPITALIZED         UNREALIZED
     DATE         AMOUNT        DATE       RATE          VALUE       INTEREST          GAINS IN OCI
    -----        --------     --------   ---------     ---------    -----------        ------------
(in thousands)
--------------
   9/4/01        $ 4,650       9/4/03      4.12%       $      36    $        33         $      66
   9/4/01          3,700       9/4/03      4.12%              28             26                50
                                                       ---------    -----------         ---------
                                                       $      64    $        59         $     116
                                                       =========    ===========         =========

         In June 2003, CRDI entered into an interest rate cap agreement with Bank of America for a loan with an initial notional amount of $0.8 million, increasing monthly to up to $28.3 million in September 2004, based on the amount of the loan. Under the agreement, in the event the prime rate, as defined in the agreement, exceeds 4.1%, Bank of America will reimburse the interest paid in excess of such rate.

                               RECENT DEVELOPMENTS

ASSETS HELD FOR SALE

OFFICE SEGMENT

         As of June 30, 2003, the 1800 West Loop South Office Property located in the West Loop/Galleria submarket in Houston, Texas was held for sale. During the six months ended June 30, 2003, the Operating Partnership recognized an approximately $15.0 million impairment charge on the 1800 West Loop South Office Property.

BEHAVIORAL HEALTHCARE PROPERTIES

         On February 27, 2003, the Operating Partnership sold a behavioral healthcare property for $2.0 million, consisting of $1.3 million in cash and a $0.7 million note receivable. The Operating Partnership recognized a loss on the sale of this property of approximately $0.3 million. A $2.6 million impairment charge had been recognized during 2002 related to this property.

         On May 2, 2003, the Operating Partnership sold one additional behavioral healthcare property for $2.1 million. The Operating Partnership recognized a loss on the sale of this property of approximately $0.1 million. A $0.8 million impairment charge was recognized during the first quarter of 2003 related to this property.

         The Operating Partnership also recognized a $1.0 million impairment charge during the second quarter of 2003 on a behavioral healthcare property held for sale and under contract for sale at June 30, 2003. This property was sold on July 10, 2003.

         As of June 30, 2003, the Operating Partnership owned five behavioral healthcare properties.

INVESTMENT LAND DISPOSITIONS

         On April 24, 2003, the Operating Partnership completed the sale of approximately one-half acre of undeveloped land located in Dallas, Texas. The sale generated net proceeds and a net gain of approximately $0.3 million. This land was wholly-owned by the Operating Partnership.

         On May 15, 2003, the Operating Partnership completed the sale of approximately 24.8 acres of undeveloped land located in Coppell, Texas. The sale generated net proceeds of $3.0 million and a net gain of approximately $1.1 million. This land was wholly-owned by the Operating Partnership.

         As of June 30, 2003, the Operating Partnership sold approximately 3.5 acres of undeveloped land located in Houston, Texas. Subsequent to the end of the second quarter, the sale agreement was modified. Under the terms of the modified sale agreement, the Operating Partnership generated proceeds of $2.1 million, net of closing costs, and a note receivable in the amount of $11.8 million, with annual installments of principal and interest payments beginning June 27, 2004 through maturity on June 27, 2010. The principal payment amounts are calculated based upon a 20-year amortization and the interest rate is 4% for the first two years and thereafter the prime rate, as defined in the note, through maturity. Based on the terms of the modified sale agreement, the Operating Partnership will fully recognize a net gain of approximately $8.9 million in the third quarter of 2003. This land was wholly-owned by the Operating Partnership.

RELATED PARTY TRANSACTIONS

DBL HOLDINGS, INC.

         Since June 1999, the Operating Partnership contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2. G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by GMSP and GMACCM. The ownership structure of GMSP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. The remaining approximately 2% general partnership interest is owned by parties unrelated to the Operating Partnership. At June 30, 2003, DBL had an approximately $13.4 million investment in G2.

         On January 2, 2003, the Operating Partnership purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL from Mr. Goff. Total consideration paid for Mr. Goff's interest was $0.4 million. The Board of Trust Managers of the Company, including all the independent trust managers, approved the transaction based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by the Operating Partnership and is consolidated in the Residential Development Segment as of and for the six months ended June 30, 2003. Also, because DBL owns a majority of the voting stock in MVDC and HADC, the Operating Partnership has consolidated these two Residential Development Corporations as of and for the six months ended June 30, 2003.

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

         The Operating Partnership, through ownership interests of 50% or less, or ownership of non-voting interests only, has other unconsolidated investments which it does not control; these investments are accounted for using the equity method of accounting.

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and equity investments as of June 30, 2003.

                                                                                                  OPERATING PARTNERSHIP'S
                                                                                                         OWNERSHIP
                       ENTITY                                        CLASSIFICATION                 AS OF JUNE 30, 2003
----------------------------------------------------       ----------------------------------     -----------------------
Joint Ventures

Main Street Partners, L.P.                                 Office (Bank One Center-Dallas)                50.0% (1)

Crescent Miami Center, L.L.C.                              Office (Miami Center - Miami)                  40.0% (2)

Crescent 5 Houston Center, L.P.                            Office (5 Houston Center-Houston)              25.0% (3)

Austin PT BK One Tower Office Limited Partnership          Office (Bank One Tower-Austin)                 20.0% (4)

Houston PT Four Westlake Park Office Limited Partnership   Office (Four Westlake Park-Houston)            20.0% (4)

Houston PT Three Westlake Park Office Limited Partnership  Office (Three Westlake Park -Houston)          20.0% (4)

Crescent Five Post Oak Park L.P.                           Office (Five Post Oak - Houston)               30.0% (5)

Equity Investments

The Woodlands Land Development Company, L.P.               Residential Development                        42.5% (6)(7)

Blue River Land Company, L.L.C.                            Residential Development                        50.0% (8)

Manalapan Hotel Partners, L.L.C.                           Resort/Hotel (Ritz Carlton Palm Beach)         50.0% (9)

Vornado Crescent Portland Partnership                      Temperature-Controlled Logistics               40.0% (10)

Vornado Crescent Carthage and KC Quarry, L.L.C.            Temperature-Controlled Logistics               56.0% (11)

The Woodlands Commercial Properties Company, L.P.          Office                                         42.5% (6)(7)

CR License, L.L.C.                                         Other                                          30.0% (12)

The Woodlands Operating Company, L.P.                      Other                                          42.5% (6)(7)

Canyon Ranch Las Vegas, L.L.C.                             Other                                          65.0% (13)

SunTx Fulcrum Fund, L.P.                                   Other                                          28.1% (14)

G2 Opportunity Fund, L.P.                                  Other                                          12.5% (15)

-----------------------------------
(1) The remaining 50% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

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

(5) The remaining 70% interest in Crescent Five Post Oak Park L.P. is owned by an affiliate of General Electric Pension Trust.

(6) The remaining 57.5% interest in each of the WLDC, Woodlands CPC and The Woodlands Operating Company, L.P. is owned by an affiliate of Morgan Stanley.

(7) Distributions are made to partners based on specified payout percentages. During the six months ended June 30, 2003, the payout percentage to the Operating Partnership was 52.5%.

(8) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Operating Partnership.

(9) The remaining 50% interest in Manalapan is owned by WB Palm Beach Investors, L.L.C.

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

(14) The SunTx Fulcrum Fund, L.P.'s ( "SunTx") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 71.9% of SunTx is owned by a group of individuals unrelated to the Operating Partnership. The Operating Partnership's ownership percentage will decline by the closing date of SunTx as capital commitments from third parties are secured. The Operating Partnership's projected ownership interest at the closing of SunTx is approximately 7.5% based on SunTx manager's expectations for the final SunTx capitalization. The Operating Partnership accounts for its investment in SunTx under the cost method. The Operating Partnership's investment at June 30, 2003 was $6.3 million.

(15) G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. GMSP and GMACCM each own 21.875% of G2, with the remaining 43.75% owned by parties unrelated to the Operating Partnership. See Note 14, "Related Party Transactions," in Item 1, "Financial Statements," for information regarding the ownership interests of trust managers and officers of the Company and the General Partner in GMSP.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of June 30, 2003, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no economic interest in AmeriCold Logistics. See Note 15, "COPI," of Item 1, "Financial Statements," for information on the proposed acquisition of COPI's 40% interest in AmeriCold Logistics by a new entity to be owned by the Company's shareholders and the Operating Partnership's unitholders.

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

         AmeriCold Logistics deferred $18.5 million of the total $76.4 million of rent payable for the six months ended June 30, 2003. The Operating Partnership's share of the deferred rent was $7.4 million. The Operating Partnership recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $7.4 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the six months ended June 30, 2003. As of June 30, 2003, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $59.1 million and $52.8 million, respectively, of which the Operating Partnership's portions were $23.6 million and $21.1 million, respectively.

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C.

         As of June 30, 2003, the Operating Partnership held a 56% interest in VCQ. The assets of VCQ include two quarries and the related land. The Operating Partnership accounts for this investment as an unconsolidated equity investment because the Operating Partnership does not control the joint venture.

         On December 31, 2002, VCQ purchased $5.7 million of trade receivables from AmeriCold Logistics at a 2% discount. The Operating Partnership contributed approximately $3.1 million to VCQ for the purchase of the trade receivables. The receivables were collected during the three months ended March 31, 2003.

         On March 28, 2003, VCQ purchased $6.6 million of trade receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of trade receivables previously purchased from AmeriCold Logistics and a $2.0 million contribution from its owners, of which approximately $0.8 million represented the Operating Partnership's contribution, for the purchase of the trade receivables. The receivables were collected during the three months ended June 30, 2003.

         On May 22, 2003, VCQ distributed cash of $3.2 million to the Operating Partnership.

                         SIGNIFICANT ACCOUNTING POLICIES

CRITICAL ACCOUNTING POLICIES

         The Operating Partnership's discussion and analysis of financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Operating Partnership evaluates its assumptions and estimates on an ongoing basis. The Operating Partnership bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities where that information is available from other sources. Certain estimates are particularly sensitive due to their significance to the financial statements. Actual results may differ significantly from management's estimates. The Operating Partnership believes that the most significant accounting policies that involve the use estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:

     - Valuation for impairment of the Operating Partnership's assets and investments,

     - Relative Fair Value Method/Cost of Sales (Residential Development entities),

     -   Capitalization of Interest (Residential Development entities), and

     -   Allowance for doubtful accounts.

         IMPAIRMENTS. Real estate and leasehold improvements are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Operating Partnership records assets held for sale at the lower of carrying value or sales price less costs to sell. For assets classified as held and used, these assets are tested for recoverability when events or changes in circumstances indicate that the estimated carrying amount may not be recoverable. An impairment loss is recognized when expected undiscounted future cash flows from a Property are less than the carrying value of the Property. The Operating Partnership's estimates of cash flows of the Properties require the Operating Partnership to make assumptions related to future rental rates, occupancies, operating expenses, the ability of the Operating Partnership's tenants to perform pursuant to their lease obligations and proceeds to be generated from the eventual sale of the Operating Partnership's Properties. Any changes in estimated future cash flows due to changes in the Operating Partnership's plans or views of market and economic conditions could result in recognition of additional impairment losses.

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

         RELATIVE SALES METHOD AND PERCENTAGE OF COMPLETION. The Operating Partnership recognizes earnings from the sale of Residential Development Properties when a third-party buyer has made an adequate cash down payment and has attained the attributes of ownership. The cost of residential property sold is defined based on the type of product being purchased. The cost of sales for residential lots is generally determined as a specific percentage of the sales revenues recognized for each Residential Development project. The percentages are based on total estimated development costs and sales revenue for each Residential Development project. These estimates are revised annually and are based on the then-current development strategy and operating assumptions utilizing internally developed projections for product type, revenue and related development costs. The cost of sale for residential units (such as townhomes and condominiums) is determined using the relative sales value method. If the residential unit has been sold prior to the completion of infrastructure cost, and those uncompleted costs are not significant in relation to total costs, the full accrual method is utilized. Under this method, 100% of the revenue is recognized and a commitment liability is established to reflect the allocated estimated future costs to complete the residential unit. If the Operating Partnership's estimates of costs or the percentage of completion is incorrect, it could result in either an increase or decrease in cost of sales expense or revenue recognized and therefore, an increase or decrease in net income.

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

         Effective January 1, 2003, the Operating Partnership adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted, which requires that the value of stock options and unit options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the six months ended June 30, 2003, the Company and the Operating Partnership granted stock options and unit options and recognized compensation expense that was not significant to results of operations. With respect to the Company's stock options and the Operating Partnership's unit options which were granted prior to 2003, the Operating Partnership accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's common shares (doubled for unit options) at the date of grant over the exercise price of the option granted. Compensation cost for stock options and unit options, if any, is recognized ratably over the vesting period. During the six months ended June 30, 2003, no compensation cost was recognized for grants of stock options or unit options made prior to 2003 under the Company and the Operating Partnership stock option and unit option plans because the Company's and the Operating Partnership's policy is to grant stock options and unit options with an exercise price equal to the quoted closing market price of the Company's common shares (doubled for unit options) on the grant date. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Operating Partnership's net (loss) income and (loss) earnings per share would have been reduced to the following pro forma amounts:

                                              FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                              -----------------------------------    ---------------------------------
(in thousands, except per unit amounts)            2003                2002                2003             2002
-------------------------------------------      ---------           ---------          ----------        ---------
Net (loss) income available to partners, as
     reported                                    $ (5,947)           $  13,661          $ (27,572)        $  31,520
Deduct: total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards                                            (765)              (1,093)            (1,602)           (2,073)
                                                 --------            ---------          ---------         ---------
Pro forma net (loss) income                      $ (6,712)           $  12,568          $ (29,174)        $  29,447
(Loss) earnings per unit:
Basic - as reported                              $  (0.10)           $    0.21          $   (0.47)        $    0.47
Basic - pro forma                                $  (0.11)           $    0.19          $   (0.50)        $    0.44
Diluted - as reported                            $  (0.10)           $    0.21          $   (0.47)        $    0.47
Diluted - pro forma                              $  (0.11)           $    0.19          $   (0.50)        $    0.44

         SFAS NO. 149. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact, if any, on the Operating Partnership's financial condition or its results of operations.

         SFAS NO. 150. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer should classify and measure certain financial instruments that have both liability and equity characteristics. The provisions of this Statement are to be applied to financial instruments entered into or modified after May 31, 2003 and to existing instruments as of the beginning of the first interim financial reporting period after June 15, 2003. The adoption of this statement is not expected to have a material impact, if any, on the Operating Partnership's financial condition or its results of operations.

         FASB INTERPRETATION 45. In November 2002, the FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and liability-recognition requirements for a guarantor of certain types of debt. The new guidance requires a guarantor to recognize a liability at the inception of a guarantee which is covered by the new requirements whether or not payment is probable, creating the new concept of a "stand-ready" obligation. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See
Note 10, "Commitments and Contingencies" in Item 1, "Financial Statements," for disclosure of the Operating Partnership's guarantees at June 30, 2003. The Operating Partnership adopted FIN 45 effective January 1, 2003.

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

                              FUNDS FROM OPERATIONS

         FFO, as used in this document, means:

             -  Net Income (Loss) - determined in conformity with GAAP;

             - excluding gains (losses) from sales of depreciable operating property;

             -  excluding extraordinary items (as defined by GAAP);

             -  including depreciation and amortization of real estate assets;
                and

             - after adjusting for unconsolidated partnerships and joint ventures.

         NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO an appropriate measure of performance for an operating partnership of an equity REIT, and for its investment segments. However, FFO should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance.

         The Operating Partnership has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to unitholders for the six months ended June 30, 2003 and 2002 were $87.7 million, and $99.5 million, respectively. The Operating Partnership reported FFO of $77.9 million and $128.2 million for the six months ended June 30, 2003 and 2002, respectively.

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

                CONSOLIDATED STATEMENTS OF FUNDS FROM OPERATIONS

                                                           FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                              2003           2002              2003        2002
                                                              ----           ----              ----        ----
                                                                                (in thousands)
Net income (loss)                                          $      628     $  18,885         $ (14,422)  $  40,119
Adjustments to reconcile net income (loss)
   to funds from operations:
Depreciation and amortization of real estate assets            33,099        33,529            69,400      65,669
Loss (gain) on property sales, net                                 61        (1,420)              287      (5,665)
Cumulative effect of a change in accounting principle               -             -                 -      10,327
Impairment and other charges related to
   real estate assets and assets held for sale                    990             -            18,018       2,048
Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies:
       Office Properties                                        3,013         1,889             5,835       4,051
       Resort/Hotel Properties                                    355             -               749           -
       Residential Development Properties                        (512)        2,051               227       2,954
       Temperature-Controlled Logistics Properties              5,486         5,790            10,996      11,501
       Other                                                     (104)        3,130               (82)      5,776
Series A Preferred unit distributions                          (4,556)       (4,215)           (9,112)     (7,590)
Series B Preferred unit distributions                          (2,019)       (1,009)           (4,038)     (1,009)
                                                           ----------     ---------         ---------   ---------
Funds from operations                                      $   36,441     $  58,630         $  77,858   $ 128,181
                                                           ==========     =========         =========   =========

Investment Segments:
   Office Segment                                          $   70,011     $  80,502         $ 142,271   $ 161,074
   Resort/Hotel Segment                                        12,356        12,637            27,987      33,547
   Residential Development Segment                              5,705        12,474            10,993      28,035
   Temperature-Controlled Logistics Segment                     5,079         5,374            12,096      10,775
Other:
      Corporate general and administrative                     (6,185)       (5,333)          (12,600)    (11,725)
      Corporate and other adjustments:
       Interest expense                                       (43,073)      (46,450)          (86,306)    (88,722)
       Series A Preferred unit distributions                   (4,556)       (4,215)           (9,112)     (7,590)
       Series B Preferred unit distributions                   (2,019)       (1,009)           (4,038)     (1,009)
       Other(1)                                                  (877)        4,650            (3,433)      3,796
                                                           ----------     ---------         ---------   ---------
Funds from operations                                      $   36,441     $  58,630         $  77,858   $ 128,181
                                                           ==========     =========         =========   =========

Basic weighted average units                                   58,460        66,277            58,472      66,290
                                                           ==========     =========         =========   =========
Diluted weighted average units(2)                              58,466        66,889            58,476      66,709
                                                           ==========     =========         =========   =========

-------------------------------
(1) Includes interest and other income, behavioral healthcare property income, preferred return paid to GMACCM in 2002, other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs and other expenses.

(2) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                      FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                         ENDED JUNE 30,         ENDED JUNE 30,
                                      --------------------    ------------------
    (units in thousands)                2003        2002        2003      2002
    --------------------              --------    --------    --------  --------
Basic weighted average units           58,460      66,277      58,472    66,290
Add Unit options                            6         612           4       419
                                       ------      ------      ------    ------
Diluted weighted average units         58,466      66,889      58,476    66,709
                                       ======      ======      ======    ======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Operating Partnership's market risk occurred from December 31, 2002 through June 30, 2003. Information regarding the Operating Partnership's market risk at December 31, 2002 is contained in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

         The Operating Partnership and Crescent Finance Company maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Operating Partnership's and Crescent Finance Company's reports under the Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Operating Partnership's and Crescent Finance Company's management, including the Chief Executive Officer and the Chief Financial and Accounting Officer of the General Partner and Crescent Finance Company, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As of June 30, 2003, the Operating Partnership and Crescent Finance Company carried out an evaluation, under the supervision and with the participation of the Operating Partnership's and Crescent Finance Company's management, including the Chief Executive Officer and the Chief Financial and Accounting Officer of the General Partner and Crescent Finance Company, of the effectiveness of the design and operation of the Operating Partnership's and Crescent Finance Company's disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and the Chief Financial and Accounting Officer of the General Partner and Crescent Finance Company concluded that the Operating Partnership's and Crescent Finance Company's disclosure controls and procedures were effective.

         During the three months ended June 30, 2003, there was no change in the Operating Partnership's and Crescent Finance Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's and Crescent Finance Company's internal control over financial reporting.

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

                       CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                (Registrant)
                       By: Crescent Real Estate Equities, Ltd.
                              Its General Partner

                       By /s/ John C. Goff
                          --------------------------------------------------
                              John C. Goff
Date: August 12, 2003         Sole Director and Chief Executive Officer

                       By /s/ Jerry R. Crenshaw, Jr
                          --------------------------------------------------
                              Jerry R. Crenshaw, Jr.
                              Executive Vice President and Chief Financial
                              Officer
Date: August 12, 2003         (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       CRESCENT FINANCE COMPANY
                             (Registrant)

                       By /s/ John C. Goff
                          --------------------------------------------------
                              John C. Goff
Date: August 12, 2003         Sole Director and Chief Executive Officer

                       By /s/ Jerry R. Crenshaw, Jr
                          --------------------------------------------------
                              Jerry R. Crenshaw, Jr.
                              Executive Vice President and Chief Financial
                              Officer
Date: August 12, 2003         (Principal Financial and Accounting Officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
 3.01             Third Amended and Restated Agreement of Limited Partnership of
                  Crescent Real Estate Equities Limited Partnership, dated as of
                  January 2, 2003 (filed as Exhibit No. 10.01 to the Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 2003 of
                  Crescent Real Estate Equities Company (the "Company") and
                  incorporated herein by reference)

 3.02             Certificate of Incorporation of Crescent Finance Company
                  (filed as Exhibit No. 3.02 to the Registration Statement on
                  Form S-4 (File No. 333-89194) of the Registrants (the "Form
                  S-4") and incorporated herein by reference)

 3.03 Bylaws of Crescent Finance Company (filed as Exhibit No. 3.03 to the Form S-4 and incorporated herein by reference)

 4.01             Restated Declaration of Trust of Crescent Real Estate Equities
                  Company, as amended (filed as Exhibit No. 3.01 to the Company's Current Report on Form 8-K filed April 25, 2002 and incorporated herein by reference)

 4.02             Second amended and Restated Bylaws of Crescent Real Estate
                  Equities Company (filed as Exhibit No. 3.02 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2003 and incorporated herein by reference)

  *4              Pursuant to Regulation S-K Item 601 (b) (4) (iii), the
                  Registrants by this filing agree, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrants

 12.01            Statement Regarding Computation of Ratio of Earnings to Fixed
                  Charges (filed herewith)

 31.01            Certifications of Chief Executive Officer and Chief Financial
                  Officer pursuant to Rule 13a - 14(a) as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

 32.01            Certifications of Chief Executive Officer and Chief Financial
                  Officer pursuant to 18 U.S.C. Section 350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)