Form 10-Q
period 2003-09-30
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP; CRESCENT FINANCE CO
filed 2003-11-12
CIK 1010958, 1174272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2003
                          COMMISSION FILE NO. 333-42293
                                              333-89194-01

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                            CRESCENT FINANCE COMPANY*

         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         75-2531304
          DELAWARE                                         42-1536518

-----------------------------------      ---------------------------------------
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

                                YES X        NO _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                YES X        NO _______

* Crescent Finance Company meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                     PAGE
PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002
         (unaudited)...........................................................................        3

        Consolidated Statements of Operations for the three and nine months ended
         September 30, 2003 and 2002 (unaudited)...............................................        4

        Consolidated Statement of Partners' Capital for the nine months ended
         September 30, 2003 (unaudited)........................................................        5

        Consolidated Statements of Cash Flows for the nine months ended September 30, 2003
         and 2002 (unaudited)..................................................................        6

        Notes to Consolidated Financial Statements.............................................        7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations.........................................................................       39

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................       65

Item 4. Controls and Procedures................................................................       65

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................................       66

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       2003             2002
                                                                                   -------------     -----------
ASSETS:
Investments in real estate:
      Land                                                                          $   315,479      $   292,970
      Building and improvements, net of accumulated depreciation of $734,370 and $655,168 at September 30, 2003 and December 31, 2002,
       respectively                                                                   2,201,657        2,185,070
      Furniture, fixtures and equipment, net of accumulated depreciation of $69,487 and $58,468 at September 30, 2003 and December 31, 2002,
       respectively                                                                      62,682           56,682
      Land held for investment or development                                           470,813          447,778
      Properties held for disposition, net                                               87,701          116,336
                                                                                    -----------      -----------
        Net investment in real estate                                               $ 3,138,332      $ 3,098,836

      Cash and cash equivalents                                                     $    59,623      $    75,418
      Restricted cash and cash equivalents                                              106,675          105,786
      Accounts receivable, net                                                           39,878           41,999
      Deferred rent receivable                                                           62,474           60,973
      Investments in unconsolidated companies                                           543,259          562,643
      Notes receivable, net                                                             108,971          115,494
      Income tax asset-current and deferred, net                                         54,496           39,709
      Other assets, net                                                                 180,025          184,251
                                                                                    -----------      -----------
        Total assets                                                                $ 4,293,733      $ 4,285,109
                                                                                    ===========      ===========

LIABILITIES:
      Borrowings under Credit Facility                                              $   314,500      $   164,000
      Notes payable                                                                   2,261,969        2,218,910
      Accounts payable, accrued expenses and other liabilities                          346,042          373,020
                                                                                    -----------      -----------
        Total liabilities                                                           $ 2,922,511      $ 2,755,930
                                                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                                 $    37,694      $    43,972
                                                                                    -----------      -----------

PARTNERS' CAPITAL:
   Series A Convertible Cumulative Preferred Units,
         liquidation preference $25.00 per unit,
         10,800,000 units issued and outstanding
         at September 30, 2003 and December 31, 2002                                $   248,160      $   248,160
   Series B Cumulative Preferred Units,
         liquidation preference of $25.00 per unit,
         3,400,000 units issued and outstanding
         at September 30, 2003 and December 31, 2002                                     81,923           81,923
   Units of Partnership Interest, 58,459,035 and 58,484,396 issued and outstanding at September 30, 2003 and December 31, 2002, respectively:
   General partner - outstanding 584,590 and 584,844                                     10,482           12,097
   Limited partners - outstanding 57,874,445 and 57,899,552                           1,010,455        1,170,279
   Accumulated other comprehensive income                                               (17,492)         (27,252)
                                                                                    -----------      -----------
       Total partners' capital                                                      $ 1,333,528      $ 1,485,207
                                                                                    -----------      -----------
       Total liabilities and partners' capital                                      $ 4,293,733      $ 4,285,109
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                      FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                    -----------------------     -----------------------
                                                                       2003         2002          2003          2002
                                                                       ----         ----          ----          ----
REVENUE:
        Office Property                                             $ 127,044     $ 140,840     $ 375,996     $ 411,067
        Resort/Hotel Property                                          54,769        56,110       170,122       148,157
        Residential Development Property                               29,808        41,832       119,380       168,372
                                                                    ---------     ---------     ---------     ---------
             Total Property revenue                                   211,621       238,782       665,498       727,596
                                                                    ---------     ---------     ---------     ---------

EXPENSE:
        Office Property real estate taxes                              15,523        17,229        50,663        56,690
        Office Property operating expenses                             43,976        42,624       129,116       124,613
        Resort/Hotel Property expense                                  44,926        44,599       137,325       110,701
        Residential Development Property expense                       29,723        39,306       110,483       152,983
                                                                    ---------     ---------     ---------     ---------
             Total Property expense                                   134,148       143,758       427,587       444,987
                                                                    ---------     ---------     ---------     ---------

             Income from Property Operations                           77,473        95,024       237,911       282,609
                                                                    ---------     ---------     ---------     ---------

OTHER INCOME (EXPENSE):
        Income from investment land sales, net                         11,334         5,452        12,961         5,528
        Gain on joint venture of properties, net                            -        17,710           100        17,710
        Interest and other income                                       1,319         3,579         4,172        18,487
        Corporate general and administrative                           (7,926)       (8,121)      (20,526)      (19,846)
        Interest expense                                              (43,044)      (47,121)     (129,298)     (135,678)
        Amortization of deferred financing costs                       (2,783)       (2,701)       (7,751)       (7,722)
        Depreciation and amortization                                 (37,728)      (36,726)     (110,947)     (101,914)
        Impairment charges related to real estate assets                    -             -        (1,200)       (1,000)
        Other expenses                                                   (130)            -        (1,042)            -
        Equity in net income (loss) of unconsolidated companies:
             Office Properties                                          5,475           874         8,797         3,655
             Resort/Hotel Properties                                      (89)          (91)        2,036           (91)
             Residential Development Properties                         1,725         4,272         4,235        22,934
             Temperature-Controlled Logistics Properties                 (949)       (3,101)          152        (3,828)
             Other                                                       (864)         (755)       (1,679)       (5,281)
                                                                    ---------     ---------     ---------     ---------

        Total Other Income (Expense)                                  (73,660)      (66,729)     (239,990)     (207,046)
                                                                    ---------     ---------     ---------     ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTERESTS AND INCOME TAXES                                           3,813        28,295        (2,079)       75,563
        Minority interests                                               (298)       (1,119)         (722)       (9,413)
        Income tax benefit (provision)                                  4,940         2,534        10,545         6,543
                                                                    ---------     ---------     ---------     ---------

INCOME BEFORE DISCONTINUED OPERATIONS AND
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                8,455        29,710         7,744        72,693
        Net (loss) income from discontinued operations                 (2,221)        1,703         1,273         5,115
        (Loss) gain on real estate from discontinued operations        (2,379)        1,632       (19,585)        5,683
        Cumulative effect of a change in accounting principle               -             -             -       (10,327)
                                                                    ---------     ---------     ---------     ---------

NET INCOME (LOSS)                                                       3,855        33,045       (10,568)       73,164

        Series A Preferred Unit distributions                          (4,556)       (4,556)      (13,668)      (12,146)
        Series B Preferred Unit distributions                          (2,019)       (2,019)       (6,057)       (3,028)
                                                                    ---------     ---------     ---------     ---------

NET (LOSS) INCOME AVAILABLE TO PARTNERS                             $  (2,720)    $  26,470     $ (30,293)    $  57,990
                                                                    =========     =========     =========     =========

BASIC EARNINGS PER UNIT DATA:
        Net income (loss) before discontinued operations and
           cumulative effect of a change in accounting principle    $    0.03     $    0.36     $   (0.20)    $    0.88
        Net (loss) income from discontinued operations                  (0.04)         0.03          0.02          0.08
        (Loss) gain on real estate from discontinued operations         (0.04)         0.03         (0.34)         0.09
        Cumulative effect of a change in accounting principle               -             -             -         (0.16)
                                                                    ---------     ---------     ---------     ---------

        Net (loss) income available to partners - basic             $   (0.05)    $    0.42     $   (0.52)    $    0.89
                                                                    =========     =========     =========     =========

DILUTED EARNINGS PER UNIT DATA:
        Net income (loss) before discontinued operations and
           cumulative effect of a change in accounting principle    $    0.03     $    0.36     $   (0.20)    $    0.87
        Net (loss) income from discontinued operations                  (0.04)         0.03          0.02          0.08
        (Loss) gain on real estate from discontinued operations         (0.04)         0.03         (0.34)         0.09
        Cumulative effect of a change in accounting principle               -             -             -         (0.16)
                                                                    ---------     ---------     ---------     ---------

        Net (loss) income available to partners - diluted           $   (0.05)    $    0.42     $   (0.52)    $    0.88
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                             (dollars in thousands)
                                   (unaudited)

                                             Preferred       General         Limited      Accumulated Other       Total
                                             Partners'      Partners'       Partners'       Comprehensive       Partners'
                                              Capital        Capital         Capital           Income            Capital
                                            -----------    -----------     -----------       -----------       -----------
PARTNERS' CAPITAL, December 31, 2002        $   330,083    $    12,097     $ 1,170,279       $   (27,252)      $ 1,485,207

Contributions, net                                    -              1             145                 -               146

Distributions                                         -         (1,313)       (129,979)                -          (131,292)

Net (Loss) Income                                     -           (303)        (29,990)                -           (30,293)

Unrealized Gain on Marketable Securities              -              -               -             3,761             3,761
Unrealized Net Gain on Cash Flow Hedges               -              -               -             5,999             5,999
                                            -----------    -----------     -----------       -----------       -----------

PARTNERS' CAPITAL, September 30, 2003       $   330,083    $    10,482     $ 1,010,455       $   (17,492)      $ 1,333,528
                                            ===========    ===========     ===========       ===========       ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             2003              2002
                                                                                          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                         $ (10,568)        $  73,164
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                                       118,698           109,636
        Residential Development cost of sales                                                66,658           114,039
        Residential Development capital expenditures                                        (98,506)          (65,958)
        Discontinued operations - loss (gain) on real estate, net of minority                19,585            (5,683)
         interests
        Discontinued operations - depreciation and minority interests                         6,751             6,810
        Impairment charges related to real estate assets                                      1,200             1,000
        Income from investment in land sales, net                                           (12,961)           (5,528)
        Gain on joint venture of properties, net                                               (100)          (17,710)
        Minority interests                                                                      722             9,413
        Cumulative effect of a change in accounting principle                                     -            10,327
        Non-cash compensation                                                                     -                 -
        Distributions received in excess of earnings from unconsolidated companies:
             Office Properties                                                                  239                 -
             Resort/Hotel Properties                                                              -               416
             Temperature-Controlled Logistics Properties                                          -             7,828
             Other                                                                            2,531             6,255
        Equity in (earnings) loss net of distributions received from unconsolidated companies:
             Office Properties                                                                    -              (990)
             Resort/Hotel Properties                                                         (2,036)                -
             Residential Development Properties                                              (4,189)           (9,642)
             Temperature-Controlled Logistics Properties                                       (152)                -
        Change in assets and liabilities, net of effects of consolidations and acquisitions:
             Restricted cash and cash equivalents                                               602             2,771
             Accounts receivable                                                              4,865            11,712
             Deferred rent receivable                                                        (1,501)            4,508
             Income tax asset - current and deferred                                        (11,223)          (15,339)
             Other assets                                                                     4,573             8,511
             Accounts payable, accrued expenses and other liabilities                       (31,735)          (56,081)
                                                                                          ---------         ---------
             Net cash provided by operating activities                                    $  53,453         $ 189,459
                                                                                          ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Net cash impact of DBL consolidation/COPI transaction                             $  11,374         $  38,226
        Proceeds from property sales                                                         16,030            76,582
        Proceeds from joint venture transactions                                                  -           164,067
        Acquisition of rental properties                                                    (14,802)          (97,373)
        Development of investment properties                                                 (3,612)           (1,669)
        Property improvements - Office Properties                                           (11,342)          (11,619)
        Property improvements - Resort/Hotel Properties                                      (7,097)          (13,720)
        Tenant improvement and leasing costs - Office Properties                            (51,114)          (36,602)
        Residential Development Properties Investments                                      (28,696)          (21,910)
        (Increase) decrease in restricted cash and cash equivalents                            (835)           12,668
        Return of investment in unconsolidated companies:
             Office Properties                                                                7,721             1,660
             Residential Development Properties                                                 227            10,011
             Temperature-Controlled Logistics Properties                                      3,201                 -
             Other                                                                            5,428                 -
        Investment in unconsolidated companies:
             Office Properties                                                                  (85)                -
             Residential Development Properties                                              (4,738)          (27,732)
             Temperature-Controlled Logistics Properties                                       (897)             (242)
             Other                                                                           (1,419)             (425)
        Decrease (increase) in notes receivable                                              19,098            (4,203)
                                                                                          ---------         ---------
             Net cash (used in) provided by investing activities                          $ (61,558)        $  87,719
                                                                                          ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Debt financing costs                                                              $  (2,603)        $  (8,591)
        Borrowings under Credit Facility                                                    284,500           372,000
        Payments under Credit Facility                                                     (134,000)         (476,000)
        Notes payable proceeds                                                              100,435           375,000
        Notes payable payments                                                              (97,164)         (171,549)
        Residential Development Properties notes payable borrowings                          57,516            54,698
        Residential Development Properties notes payable payments                           (56,042)          (84,856)
        Purchase of GMAC preferred interest                                                       -          (218,423)
        Capital distributions - joint venture partner                                        (9,461)           (4,451)
        Capital distributions - joint venture preferred equity                                    -            (6,967)
        Capital contributions to the Operating Partnership                                      146             2,106
        Issuance of preferred units - Series A                                                    -            48,160
        Issuance of preferred units - Series B                                                    -            81,923
        Series A Preferred Unit distributions                                               (13,668)          (12,146)
        Series B Preferred Unit distributions                                                (6,057)           (3,028)
        Dividends and unitholder distributions                                             (131,292)         (177,183)
                                                                                          ---------         ---------
             Net cash used in financing activities                                        $  (7,690)        $(229,307)
                                                                                          ---------         ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          $ (15,795)        $  47,871
CASH AND CASH EQUIVALENTS,
        Beginning of period                                                                  75,418            31,644
                                                                                          ---------         ---------
CASH AND CASH EQUIVALENTS,
        End of Period                                                                     $  59,623         $  79,515
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

         All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of September 30, 2003, the Company's approximately 84% limited partner interest has been treated as equivalent, for purposes of this report, to 49,001,098 units and the remaining approximately 15% limited partner interest has been treated as equivalent, for purposes of this report, to 8,873,347 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 584,590 units.

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

         The following table shows, by consolidated entity, the real estate assets that the Operating Partnership owned or had an interest in as of September 30, 2003

Operating Partnership         Wholly-owned assets - The Avallon IV, Datran
                              Center (two office properties), Houston
                              Center (three office properties and the Houston
                              Center Shops). These properties are included in the Operating Partnership's Office Segment.

                              Joint Venture assets, consolidated - 301 Congress Avenue (50% interest) and The Woodlands Office Properties (85.6% interest) (four office properties). These properties are included in the Operating Partnership's Office Segment. Sonoma Mission Inn & Spa (80.1% interest), included in the Operating Partnership's Resort/Hotel Segment.

                              Non wholly-owned assets, unconsolidated - Bank One Center (50% interest), Bank One Tower (20% interest), Three Westlake Park (20% interest), Four Westlake Park (20% interest), Miami Center (40% interest), 5 Houston Center (25% interest) and Five Post Oak Park (30% interest). These properties are included in the Operating Partnership's Office Segment. Ritz Carlton Palm Beach (50% interest), included in the Operating Partnership's Resort/Hotel Segment. The temperature-controlled logistics properties (40% interest in 87 properties). These properties are included in the Operating Partnership's Temperature-Controlled Logistics Segment.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crescent Real Estate          Wholly-owned assets - Greenway Plaza Office
Funding III, IV and V,        Properties (ten office properties). These
L.P. ("Funding III,           properties are included in the Operating
IV and V")(1)                 Partnership's Office Segment. Renaissance Houston
                              Hotel is included in the Operating Partnership's
                              Resort/Hotel Segment.

Crescent Real Estate          Wholly-owned asset - Canyon Ranch - Lenox,
Funding VI, L.P.              included in the Operating Partnership's
("Funding VI")                Resort/Hotel Segment.


Crescent Real Estate          Wholly-owned assets - Four behavioral healthcare
Funding VII, L.P.             properties.
("Funding VII")

Crescent Real Estate          Wholly-owned assets - The Addison, Addison Tower,
Funding VIII, L.P.            Austin Centre, The Avallon V, Chancellor Park,
("Funding VIII")              Frost Bank Plaza, Greenway I and IA (two office
                              properties), Greenway II, Johns Manville Plaza,
                              Palisades Central I, Palisades Central II,
                              Stemmons Place, Trammell Crow Center(2), 3333 Lee
                              Parkway, 1800 West Loop South, 5050 Quorum, 44
                              Cook and 55 Madison. These properties are included in the Operating Partnership's Office Segment. The
                              Canyon Ranch - Tucson, Omni Austin Hotel, and
                              Ventana Inn & Spa, all of which are included in the Operating Partnership's Resort/Hotel Segment.

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

Crescent Spectrum             Wholly-owned asset - Spectrum Center, included in
Center, L.P.                  the Operating Partnership's Office Segment.

Crescent Colonnade,           Wholly-owned asset - The BAC Colonnade Building
L.L.C.                        ("The Colonnade"), included in the Operating
                              Partnership's Office Segment.

Mira Vista Development        Non wholly-owned asset, consolidated - Mira Vista
Corp. ("MVDC")                (98% interest), included in the Operating
                              Partnership's Residential Development Segment.

Houston Area Development      Non wholly-owned assets, consolidated - Falcon
Corp. ("HADC")                Point (98% interest), Falcon Landing (98%
                              interest) and Spring Lakes (98% interest). These properties are included in the Operating
                              Partnership's Residential Development Segment.

Desert Mountain               Non wholly-owned asset, consolidated - Desert
Development                   Mountain (93% interest), included in the Operating
Corporation ("DMDC")          Partnership's Residential Development Segment.

The Woodlands Land            Non wholly-owned asset, unconsolidated - The
Company ("TWLC")              Woodlands (42.5% interest) (3), included in the
                              Operating Partnership's Residential Development
                              Segment.

Crescent Resort               Non wholly-owned assets, consolidated - Eagle
Development Inc.              Ranch (60% interest), Main Street Junction (30%
("CRDI")                      interest), Main Street Station (30% interest),
                              Main Street Station Vacation Club (30% interest),
                              Riverbend (60% interest), Park Place at Riverfront
                              (64% interest), Park Tower at Riverfront (64% interest), Delgany Lofts (64% interest), Promenade
                              Lofts at Riverfront (64% interest), Creekside at
                              Riverfront (64% interest), Cresta (60% interest),
                              Snow Cloud (64% interest), Horizon Pass Lodge (64% interest), One Vendue Range (62% interest), Old
                              Greenwood (71.2% interest), Tahoe Mountain Resorts
                              (57% - 71.2% interest). These properties are included in the Operating Partnership's
                              Residential Development Segment.

                              Non wholly-owned assets, unconsolidated - Blue River Land Company, L.L.C. - Three Peaks (30% interest), included in the Operating Partnership's Residential Development Segment.

Crescent TRS Holdings         Non wholly-owned assets, unconsolidated - two
Corp.                         quarries (56% interest). These properties are
                              included in the Operating Partnership's
                              Temperature-Controlled Logistics Segment.

------------------
(1) Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

(2) The Operating Partnership owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and the building.

(3) Distributions are made to partners based on specified payout percentages. During the nine months ended September 30, 2003, the Operating Partnership's payout percentage and economic interest were 52.5%.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         See Note 8, "Investments in Unconsolidated Companies," for a table that lists the Operating Partnership's ownership in significant unconsolidated joint ventures and investments as of September 30, 2003.

         See Note 9, "Notes Payable and Borrowings Under Credit Facility," for a list of certain other subsidiaries of the Operating Partnership and the Company, all of which are consolidated by the Operating Partnership or the Company in the Operating Partnership's or the Company's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

SEGMENTS

         The assets and operations of the Operating Partnership were divided into four investment segments at September 30, 2003, as follows:

         -   Office Segment;

         -   Resort/Hotel Segment;

         -   Residential Development Segment; and

         -   Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned in whole or in part the following real estate assets (the "Properties") as of September 30, 2003:

         - OFFICE SEGMENT consisted of 74 office properties, including three retail properties (collectively referred to as the "Office Properties"), located in 26 metropolitan submarkets in six states, with an aggregate of approximately 29.7 million net rentable square feet. 62 of the Office Properties are wholly-owned and 12 are owned through joint ventures, five of which are consolidated and seven of which are unconsolidated.

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

         - TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in Vornado Crescent Portland Partnership (the "Temperature-Controlled Logistics Partnership") and a 56% interest in the Vornado Crescent Carthage and KC Quarry L.L.C. The Temperature-Controlled Logistics Partnership owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT. As of September 30, 2003, the Temperature-Controlled Logistics Corporation directly or indirectly owned 87 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 440.7 million cubic feet (17.5 million square feet) of warehouse space. As of September 30, 2003, the Vornado Crescent Carthage and KC Quarry, L.L.C. owned two quarries and the related land. The Operating Partnership accounts for its interests in the Temperature-Controlled Logistics Partnership and in the Vornado Crescent Carthage and KC Quarry L.L.C. as unconsolidated equity investments.

         See Note 3, "Segment Reporting," for a table showing income from property operations, total other income and expenses, equity in net income
(loss) of unconsolidated companies and funds from operations for each of these investment segments for the three and nine months ended September 30, 2003 and 2002, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at September 30, 2003 and December 31, 2002.

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

ADOPTION OF NEW ACCOUNTING STANDARDS

         SFAS NO. 145. In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the reporting of gains and losses from early extinguishment of debt be included in the determination of net income unless criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," which allows for extraordinary item classification, are met. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002. The Operating Partnership adopted this Statement for fiscal year 2003 and expects no impact in 2003 beyond the classification of costs related to early extinguishments of debt, which were shown in the Operating Partnership's 2001 Consolidated Statements of Operations as an extraordinary item.

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

         Effective January 1, 2003, the Operating Partnership adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted, which requires that the value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the nine months ended September 30, 2003, the Company

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the Operating Partnership granted stock and unit options and recognized compensation expense that was not significant to results of operations. With respect to the Company's stock options and the Operating Partnership's unit options which were granted prior to 2003, the Operating Partnership accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's common shares (doubled for unit options) at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. During the nine months ended September 30, 2003, no compensation cost was recognized for grants of stock options or unit options made prior to 2003 under the Company and Operating Partnership stock and unit option plans ("the Plans") because the Company's and the Operating Partnership's policy is to grant stock options and unit options with an exercise price equal to the quoted closing market price of the Company's common shares (doubled for unit options) on the grant date. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Operating Partnership's net (loss) income and (loss) earnings per unit would have been reduced to the following pro forma amounts:

                                                    FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                   ----------------------------         -------------------------
(in thousands, except per unit amounts)               2003              2002               2003           2002
---------------------------------------            ---------         ----------         ----------     ----------
Net (loss) income available to partners,
     as reported                                   $  (2,720)        $   26,470         $  (30,293)    $   57,990
Deduct: total stock-based employee
     compensation expense determined under
     fair value based method for all awards             (700)            (1,011)            (2,301)        (3,087)
                                                   ---------         ----------         ----------     ----------
Pro forma net (loss) income                        $  (3,420)        $   25,459         $  (32,594)    $   54,903
(Loss) earnings per unit:
Basic - as reported                                $   (0.05)        $     0.42         $    (0.52)    $     0.89
Basic - pro forma                                  $   (0.06)        $     0.40         $    (0.56)    $     0.84
Diluted - as reported                              $   (0.05)        $     0.42         $    (0.52)    $     0.88
Diluted - pro forma                                $   (0.06)        $     0.40         $    (0.56)    $     0.84

         SFAS NO. 149. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Operating Partnership adopted SFAS 149 effective July 1, 2003. The adoption of this Statement did not have a material impact on the Operating Partnership's financial condition or its results of operations.

         SFAS NO. 150. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer should classify and measure certain financial instruments that have both liability and equity characteristics. Most provisions of this Statement were to be applied to financial instruments entered into or modified after May 31, 2003 and to existing instruments as of the beginning of the first interim financial reporting period after June 15, 2003. On October 29, 2003, the FASB agreed to defer indefinitely the application of the provisions of SFAS No. 150 to noncontrolling interests in limited life subsidiaries.

         FASB INTERPRETATION 45. In November 2002, the FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, and liability-recognition requirements for a guarantor of certain types of debt. The new guidance requires a guarantor to recognize a liability at the inception of a guarantee which is covered by the new requirements whether or not payment is probable, creating the new concept of a "stand-ready" obligation. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See
Note 11, "Commitments and Contingencies," for disclosure of the Operating Partnership's guarantees at September 30, 2003. The Operating Partnership adopted FIN 45 effective January 1, 2003.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FASB INTERPRETATION 46. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Under FIN 46, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to previously existing VIEs for financial periods ending after December 15, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of other entities such as VIEs. FIN 46 requires VIEs to be consolidated by a company if the company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIEs were established. These disclosure requirements are as follows: (a) the nature, purpose, size, and activities of the VIE; and, (b) the enterprise's maximum exposure to loss as a result of its involvement with the VIEs. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. The Operating Partnership is assessing the impact of this Interpretation, if any, on its existing entities and does not believe the impact will be significant on its liquidity, financial position, and results of operations. The Operating Partnership did not create any VIEs subsequent to January 31, 2003.

SIGNIFICANT ACCOUNTING POLICIES

         ACQUISITION OF OPERATING PROPERTIES. The Operating Partnership allocates the purchase price of acquired properties to tangible and identified intangible assets acquired based on their fair values in accordance with SFAS No. 141, "Business Combinations."

         In making estimates of fair value for purposes of allocating purchase price, management utilizes sources, including, but not limited to, independent value consulting services, independent appraisals that may be obtained in connection with financing the respective property, and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

         The aggregate value of the tangible assets acquired is measured based on the sum of (i) the value of the property as if it were vacant and available to lease at the purchase date and (ii) the present value of the amortized in-place tenant improvement allowances over the remaining term of each lease. Management's estimates of the value of the property are made using models similar to those used by independent appraisers. Factors considered by management in its analysis include an estimate of carrying costs such as real estate taxes, insurance and other operating expenses and estimates of lost rentals during the expected lease-up period assuming current market conditions. The value of the property is then allocated among building, land, site improvements and equipment. The contributory value of tenant improvements is separately estimated due to the different depreciable lives.

         The aggregate value of intangible assets acquired is measured based on the difference between (i) the purchase price and (ii) the value of the tangible assets acquired as defined above. This value is then allocated among above-market and below-market in-place lease values, costs to execute similar leases (including leasing commissions, legal expenses and other related expenses), in-place lease values and customer relationship values.

         Above-market and below-market in-place lease values for acquired properties are calculated based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of the below-market fixed rate renewal option, if any, for below-market leases. The Operating Partnership performs this analysis on a lease by lease basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term plus the term of the below-market fixed rate renewal option, if any, of the respective leases.

         Management estimates costs to execute leases similar to those acquired at the property at acquisition based on current market conditions. These costs are recorded based on the present value of the amortized in-place leasing costs on a lease by lease basis over the remaining term of each lease.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The in-place lease values and customer relationship values are based on management's evaluation of the specific characteristics of each customer's lease and the Operating Partnership's overall relationship with that respective customer. Characteristics considered by management in allocating these values include the nature and extent of the Operating Partnership's existing business relationships with the customer, growth prospects for developing new business with the customer, the customer's credit quality and the expectation of lease renewals, among other factors. The in-place lease value and customer relationship value are both amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and the customer relationship value would be charged to expense.

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

         The following tables present reconciliations for the three and nine months ended September 30, 2003 and 2002 of basic and diluted earnings per unit from "Income before discontinued operations and cumulative effect of a change in accounting principle" to "Net (loss) income available to partners." The table also includes weighted average units on a basic and diluted basis.

                                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------------------------------------------
                                                             2003                                   2002
                                         ---------------------------------------    ---------------------------------
                                            Income        Wtd. Avg.     Per Unit      Income    Wtd . Avg.   Per Unit
(in thousands, except per unit amounts)     (Loss)          Units        Amount       (Loss)      Units       Amount
---------------------------------------  ---------------------------------------    ---------------------------------
BASIC EPS -
Income before discontinued operations    $      8,455       58,460                  $  29,710     63,350
Series A Preferred Unit distributions          (4,556)                                 (4,556)
Series B Preferred Unit distributions          (2,019)                                 (2,019)
                                         ---------------------------------------    ---------------------------------
Net income available to partners         $       1,880      58,460      $   0.03    $  23,135     63,350     $   0.36
  before discontinued operations
Net (loss) income from discontinued
  operations                                   (2,221)                     (0.04)       1,703                    0.03
(Loss) gain on real estate from
  discontinued operations                      (2,379)                     (0.04)       1,632                    0.03
                                         ---------------------------------------    ---------------------------------
Net (loss) income available to partners  $     (2,720)      58,460      $  (0.05)   $  26,470     63,350     $   0.42
                                         =======================================    =================================

                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------------------------------------------
                                                             2003                                   2002
                                         ---------------------------------------    ---------------------------------
                                            Income        Wtd. Avg.     Per Unit      Income    Wtd . Avg.   Per Unit
(in thousands, except per unit amounts)     (Loss)          Units        Amount       (Loss)      Units       Amount
---------------------------------------  ---------------------------------------    ---------------------------------
DILUTED EPS -
Income before discontinued operations    $      8,455      58,460                    $ 29,710     63,350
Series A Preferred Unit distributions          (4,556)                                 (4,556)
Series B Preferred Unit distributions          (2,019)                                 (2,019)
                                         ---------------------------------------     ----------------------------------
Effect of dilutive securities:
  Additional units  relating to
  unit options                                                  4                                     60
Net income available to partners
  before discontinued operations         $      1,880      58,464       $   0.03    $  23,135     63,410     $   0.36
Net (loss) income from discontinued
  operations                                   (2,221)                     (0.04)       1,703                    0.03
(Loss) gain on real estate from
  discontinued operations                      (2,379)                     (0.04)       1,632                    0.03
                                         ----------------------------------------   ---------------------------------
Net (loss) income available to partners  $     (2,720)     58,464       $  (0.05)   $  26,470     63,410     $   0.42
                                         =======================================    =================================

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------------------------------------------
                                                             2003                                   2002
                                         ---------------------------------------    ---------------------------------
                                            Income        Wtd. Avg.     Per Unit      Income    Wtd. Avg.    Per Unit
(in thousands, except per unit amounts)     (Loss)          Units        Amount       (Loss)      Units       Amount
---------------------------------------  ---------------------------------------    ---------------------------------
BASIC EPS -
Income before discontinued operations
  and cumulative effect of a change in
  accounting principle                   $      7,744       58,468                  $  72,693     65,295
Series A Preferred Unit distributions         (13,668)                                (12,146)
Series B Preferred Unit distributions          (6,057)                                 (3,028)
                                         ---------------------------------------    ---------------------------------
Net (loss) income available to
  partners before discontinued
  operations and cumulative
  effect of a change in accounting
  principle                              $    (11,981)      58,468      $  (0.20)   $  57,519     65,295     $   0.88
Net income from discontinued operations         1,273                       0.02        5,115                    0.08
(Loss) gain on real estate from
  discontinued operations                     (19,585)                     (0.34)       5,683                    0.09
Cumulative effect of a change in
  accounting principle                              -                          -      (10,327)                  (0.16)
                                         ---------------------------------------    ---------------------------------
Net (loss) income available to partners  $    (30,293)      58,468      $  (0.52)   $  57,990     65,295     $   0.89
                                         =======================================    =================================

                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------------------------------------------
                                                             2003                                   2002
                                         ---------------------------------------    ---------------------------------
                                            Income        Wtd. Avg.     Per Unit      Income    Wtd . Avg.   Per Unit
(in thousands, except per unit amounts)     (Loss)          Units        Amount       (Loss)      Units       Amount
---------------------------------------  ---------------------------------------    ---------------------------------
DILUTED EPS -
Income before discontinued operations
  and cumulative effect of a change in
  accounting principle                   $      7,744      58,468                   $  72,693       65,295
Series A Preferred Unit distributions         (13,668)                                (12,146)
Series B Preferred Unit distributions          (6,057)                                 (3,028)
                                         ---------------------------------------    ---------------------------------
Effect of dilutive securities:
  Additional units relating to
  unit options                                                  2                                      257
Net (loss) income available to partners
  before discontinued operations  and
  cumulative effect of a change in
  accounting principle                   $    (11,981)     58,470       $  (0.20)   $  57,519       65,552   $   0.87
Net income from discontinued operations         1,273                       0.02        5,115                    0.08
(Loss) gain on real estate from
  discontinued operations                     (19,585)                     (0.34)       5,683                    0.09
Cumulative effect of a change in
  accounting principle                              -                          -      (10,327)                  (0.16)
                                         ---------------------------------------    ---------------------------------
Net (loss) income available to partners  $    (30,293)     58,470       $  (0.52)   $  57,990       65,552   $   0.88
                                         =======================================    =================================

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      This table presents supplemental cash flows disclosures for the nine months ended September 30, 2003 and 2002.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                        FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       ---------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(in thousands)                                                            2003             2002
-------------------------------------------------------------          ---------         ---------
Interest paid on debt                                                  $ 110,670         $ 106,969
Interest capitalized - Office Properties                                       -               118
Interest capitalized - Residential Development Properties                 13,896             9,591
Additional interest paid in conjunction with cash flow hedges             15,472            18,028
                                                                       ---------         ---------
Total interest paid                                                    $ 140,038         $ 134,706
                                                                       =========         =========

Cash paid for income taxes                                             $   1,954         $  10,200
                                                                       =========         =========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING
   ACTIVITIES:

Unrealized gain (loss) on marketable securities                        $   3,761         $  (1,814)
Impairment charges related to real estate assets                          20,374             5,902
Assumption of debt in conjunction with acquisition of an Office
   Property                                                               38,000                 -
Unrealized net gain on cash flow hedges                                    5,999             3,083
Non-cash compensation                                                        147             1,990
Financed sale of land parcel                                              11,800             7,520

SUPPLEMENTAL SCHEDULE OF 2003 CONSOLIDATION OF DBL, MVDC AND
   HADC AND THE 2002 TRANSFER OF ASSETS AND ASSUMPTION OF
   LIABILITIES PURSUANT TO THE FEBRUARY 14, 2002 AGREEMENT
   WITH COPI:

Net investment in real estate                                          $  (9,692)        $(570,175)
Restricted cash and cash equivalents                                           -            (3,968)
Accounts receivable, net                                                  (3,057)          (23,338)
Investments in unconsolidated companies                                   13,552           309,103
Notes receivable, net                                                        (25)           29,816
Income tax asset - current and deferred, net                              (3,564)          (21,784)
Other assets, net                                                           (820)          (63,263)
Notes payable                                                                312           129,157
Accounts payable, accrued expenses and other liabilities                  12,696           201,159
Minority interest - consolidated real estate partnerships                  1,972            51,519
                                                                       ---------         ---------
Increase in cash                                                       $  11,374         $  38,226
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

         The Operating Partnership calculates FFO available to partners in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Partners.

         NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO available to partners an appropriate measure of performance for an operating partnership of an equity REIT

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and FFO an appropriate measure of performance for its investment segments. However, FFO available to partners and FFO should not be considered as alternatives to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance.

         The Operating Partnership's measures of FFO available to partners and FFO may not be comparable to similarly titled measures of operating partnerships of REITs (other than the Company) if those REITs apply the definition of FFO in a different manner than the Operating Partnership.

         Selected financial information related to each segment for the three and nine months ended September 30, 2003 and 2002, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at September 30, 2003 and December 31, 2002, are presented below:

SELECTED FINANCIAL INFORMATION:                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                   -------------------------------------------------------------------------------------------
                                                                                    TEMPERATURE-
                                                                      RESIDENTIAL   CONTROLLED
                                     OFFICE            RESORT/HOTEL   DEVELOPMENT    LOGISTICS      CORPORATE
(in thousands)                       SEGMENT             SEGMENT       SEGMENT        SEGMENT       AND OTHER         TOTAL
----------------------------       -----------         ------------  ------------   -----------    -----------      ---------
Property revenue                   $   127,044  (1)    $    54,769   $     29,808   $         -    $         -      $ 211,621
Property expense                       (59,499)            (44,926)       (29,723)            -              -       (134,148)
                                   -----------         -----------   ------------   -----------    -----------      ---------
     Income from property
       operations                  $    67,545         $     9,843   $         85   $         -    $         -      $  77,473
                                   ===========         ===========   ============   ===========    ===========      =========
Other income                       $         -         $         -   $          -             -    $    12,653      $  12,653
Other expense                                -                   -              -   $         -        (91,611)       (91,611)
                                   -----------         -----------   ------------   -----------    -----------      ---------
     Total other income
       (expense)                   $         -         $         -   $          -   $         -    $   (78,958) (2) $ (78,958)
                                   ===========         ===========   ============   ===========    ===========      =========
Equity in net income (loss)
   of unconsolidated
   companies                       $     5,475         $       (89)  $      1,725   $      (949)   $      (864)     $   5,298
                                   ===========         ===========   ============   ===========    ===========      =========
Funds from operations
   before impairment charges
   related to real estate
   assets                          $    73,855         $    11,471   $      2,773   $     4,198    $   (48,834)     $  43,463 (5)
                                   -----------         -----------   ------------   -----------    -----------      ---------
Impairment charges related
   to real estate assets           $         -         $         -   $          -   $         -    $    (2,356)     $  (2,356)
                                   -----------         -----------   ------------   -----------    -----------      ---------
Funds from operations after
   impairment charges
   related to real estate
   assets                          $    73,855         $    11,471   $      2,773   $     4,198    $   (51,190)     $  41,107 (5 )
                                   ===========         ===========   ============   ===========    ===========      =========

SELECTED FINANCIAL INFORMATION:                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   -------------------------------------------------------------------------------------------
                                                                                    TEMPERATURE-
                                                                      RESIDENTIAL   CONTROLLED
                                     OFFICE            RESORT/HOTEL   DEVELOPMENT    LOGISTICS      CORPORATE
(in thousands)                       SEGMENT             SEGMENT       SEGMENT        SEGMENT       AND OTHER         TOTAL
------------------------------     ---------          ------------    ------------   -----------   ------------       ---------
Property revenue                   $ 140,840  (1)     $     56,110    $    41,832    $         -   $          -       $ 238,782
Property expense                     (59,853)              (44,599)       (39,306)             -              -        (143,758)
                                   ---------          ------------    -----------    -----------    -----------       ---------
  Income from property operations  $  80,987          $     11,511    $     2,526    $         -   $          -       $  95,024
                                   =========          ============    ===========    ===========   ============       =========
Other income                       $       -          $          -    $         -    $         -   $     26,741       $  26,741
Other expense                              -                     -              -              -        (94,669)        (94,669)
                                   ---------          ------------    -----------    -----------    -----------       ---------
  Total other income (expense)     $       -          $          -    $         -    $         -   $    (67,928) (2)  $ (67,928)
                                   =========          ============    ===========    ===========   ============       =========
Equity in net income (loss)
  of unconsolidated
  companies                        $     874          $        (91)   $     4,272    $    (3,101)  $       (755)      $   1,199
                                   =========          ============    ===========    ===========   ============       =========
Funds from operations
  before and after
  impairment charges related
  to real estate assets            $  88,045          $     13,593    $     4,319    $     3,675   $    (57,815)      $  51,817 (5)
                                   =========          ============    ===========    ===========   ============       =========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SELECTED FINANCIAL INFORMATION:                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 ----------------------------------------------------------------------------------------------
                                                                      RESIDENTIAL    TEMPERATURE
                                  OFFICE           RESORT/HOTEL       DEVELOPMENT     LOGISTICS       CORPORATE
(in thousands)                    SEGMENT            SEGMENT           SEGMENT         SEGMENT         AND OTHER         TOTAL
----------------------------     ---------         ------------      ------------    ------------     -----------      ---------
Property revenue                 $ 375,996   (1)   $   170,122       $    119,380    $          -     $         -      $ 665,498
Property expense                  (179,779)           (137,325)          (110,483)              -               -       (427,587)
                                 ---------         -----------       ------------    ------------     ----------       ---------
     Income from property        $ 196,217         $    32,797       $      8,897    $          -     $         -        237,911
                                 =========         ===========       ============    ============     ==========       =========
Other income                     $       -         $         -       $          -    $          -     $    17,233      $  17,233
Other expense                            -                   -                  -               -       (270,764)       (270,764)
                                 ---------         -----------       ------------    ------------     ----------       ---------
     Total other
       income (expense)          $       -         $         -       $          -    $          -     $ (253,531) (2)  $(253,531)
                                 =========         ===========       ============    ============     ==========       =========
Equity in net income (loss)
  of unconsolidated
  companies                      $   8,797         $     2,036       $      4,235    $        152     $   (1,679)      $  13,541
                                 =========         ===========       ============    ============     ==========       =========
Funds from operations
  before impairment charges
  related to real estate
  assets                         $ 216,126         $    39,458       $     13,766    $     16,294     $ (164,323)      $ 121,321 (5)
                                 ---------         -----------       ------------    ------------      ----------      ---------
Impairment charges related
  to real estate assets          $       -         $         -       $          -    $          -     $  (20,374)      $ (20,374)
                                 ---------         -----------       ------------    ------------      ----------      ---------
Funds from operations after
  impairment charges
  related to real estate
  assets                         $ 216,126         $    39,458       $     13,766    $     16,294     $ (184,697)      $ 100,947 (5)
                                 =========         ===========       ============    ============      ==========      =========

SELECTED FINANCIAL INFORMATION:                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                    ----------------------------------------------------------------------------------------
                                                                 RESIDENTIAL     TEMPERATURE
                                     OFFICE        RESORT/HOTEL  DEVELOPMENT      LOGISTICS       CORPORATE
(in thousands)                       SEGMENT         SEGMENT       SEGMENT         SEGMENT        AND OTHER         TOTAL
------------------------------     ----------      ------------  ------------    -----------     -----------      ---------
Property revenue                   $  411,067 (1)  $  148,157    $    168,372    $         -     $         -      $ 727,596
Property expense                   $(181,303)        (110,701)       (152,983)             -     $         -       (444,987)
                                   ----------      ----------    ------------    -----------     -----------      ---------
     Income from property          $  229,764      $   37,456    $     15,389    $         -     $         -      $ 282,609
                                   ==========      ==========    ============    ===========     ===========      =========
Other income                       $        -      $        -    $          -    $         -     $    41,725      $  41,725
Other expense                               -               -               -              -     $  (266,160)      (266,160)
                                   ----------      ----------    ------------    -----------     -----------      ---------
     Total other
       income (expense)            $        -      $        -    $          -    $         -     $  (224,435)(2)  $(224,435)
                                   ==========      ==========    ============    ===========     ===========      ---------
Equity in net income (loss) of
   unconsolidated companies        $    3,655      $     (91)    $     22,934    $    (3,828)    $    (5,281)     $  17,389
                                   ==========      ==========    ============    ===========     ===========      =========
Funds from operations before
  impairment charges related
  to real estate assets            $  249,119      $   47,140    $     32,354    $    14,450     $  (163,065)     $ 179,998 (5)
                                   ----------      ----------    ------------    -----------     -----------      ---------
Impairment charges related to
  real estate assets               $        -      $        -    $          -    $         -     $    (2,048)     $  (2,048)
                                   ----------      ----------    ------------    -----------     -----------      ---------
Funds from operations after
  impairment charges related
  to real estate assets            $  249,119      $   47,140    $     32,354    $    14,450     $  (165,113)     $ 177,950 (5)
                                   ==========      ==========    ============   ==========       ===========      =========

----------------------
         See footnotes to the following table.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          TEMPERATURE-
                                                                            RESIDENTIAL    CONTROLLED     CORPORATE
                                             OFFICE       RESORT/HOTEL      DEVELOPMENT     LOGISTICS        AND
(IN MILLIONS)                               SEGMENT          SEGMENT          SEGMENT        SEGMENT        OTHER        TOTAL
---------------------------------------     -------       ------------      -----------   ------------    ---------    ----------
TOTAL ASSETS BY SEGMENT: (3)
   Balance at September 30, 2003            $ 2,583       $        492              801   $        302       116            4,294
   Balance at December 31, 2002               2,624                492              729            305       135            4,285
CONSOLIDATED PROPERTY LEVEL FINANCING:
   Balance at September 30, 2003            $(1,402)      $       (132)             (95)  $          -      (947) (4)  $   (2,576)
   Balance at December 31, 2002              (1,371)              (130)             (93)             -      (789) (4)      (2,383)
CONSOLIDATED OTHER LIABILITIES:
   Balance at September 30, 2003               (107)      $        (40)     $      (138)  $          -       (61)            (346)
   Balance at December 31, 2002                (135)               (44)            (125)             -       (69)            (373)
MINORITY INTERESTS:
   Balance at September 30, 2003            $    (8)      $         (7)     $       (23)  $          -      $  -       $      (38)
   Balance at December 31, 2002                 (11)                (8)             (25)             -         -              (44)

-------------
(1) Includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $5.3 million and $3.0 million for the three months ended September 30, 2003 and 2002, respectively and $8.3 million and $4.8 million for the nine months ended September 30, 2003 and 2002, respectively.

(2) For purposes of this Note, Corporate and Other includes income from investment land sales, net, gain on joint venture of properties, net, interest and other income, corporate general and administrative, interest expense, depreciation and amortization, amortization of deferred financing costs, preferred return paid to GMAC Commercial Mortgage Corporation ("GMACCM") for 2002, preferred distributions, impairment charges and other expenses.

(3) Total assets by segment is inclusive of investments in unconsolidated companies, net of unconsolidated debt.

(4)    Inclusive of Corporate bonds and credit facility.

(5) Total funds from operations represents funds from operations available to partners. The following table presents a reconciliation of Consolidated Funds from Operations Available to Partners to Net Income (Loss).

   RECONCILIATION OF CONSOLIDATED FUNDS FROM OPERATIONS AVAILABLE TO PARTNERS

                                                FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                -------------------------         -------------------------
(in thousands)                                    2003             2002              2003            2002
----------------------------------------        --------         --------         --------         --------
Consolidated Funds From Operations
  Available to Partners After Impairment
  Charges Related to Real Estate Assets         $ 41,107         $ 51,817         $100,947         $177,950
Impairment charges related to real
  estate assets                                    2,356                -           20,374            2,048
                                                --------         --------         --------         --------

Consolidated Funds from Operations                43,463           51,817          121,321          179,998
                                                --------         --------         --------         --------
Adjustments to reconcile Consolidated
Funds from
  Operations Available to Partners
  Before Impairment Charges Related to
  Real Estate Assets to Net Income
  (Loss):
     Depreciation and amortization of
       real estate assets                        (39,617)         (36,419)        (109,017)        (102,088)
     (Loss) gain on property sales, net              (14)          19,646             (719)          25,311
     Impairment charges related to real
       estate assets                              (2,356)               -          (20,374)          (2,048)
     Cumulative effect of a change in                  -                -                -          (10,327)
  accounting principle
    Adjustment for investments in
    unconsolidated companies:
           Office Properties                       1,613           (1,946)          (3,805)          (5,997)
           Resort/Hotel Properties                  (394)            (370)          (1,143)            (370)
           Residential Development
             Properties                               (8)             615             (235)          (2,339)
           Temperature-Controlled                 (5,147)          (6,777)         (16,143)         (18,278)
  Logistics Properties
           Other                                    (260)             (96)            (178)          (5,872)
     Series A Preferred unit
       distributions                               4,556            4,556           13,668           12,146
     Series B Preferred unit
       distributions                               2,019            2,019            6,057            3,028
                                                --------         --------         --------         --------
 Net Income (Loss)                              $  3,855         $ 33,045         $(10,568)        $ 73,164
                                                ========         ========         ========         ========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ASSET ACQUISITIONS

OFFICE PROPERTIES

         On August 26, 2003, the Operating Partnership acquired The Colonnade, an 11-story, 216,000 square foot Class A office tower, located in the Coral Gables submarket of Miami, Florida. The Operating Partnership acquired the Office Property for approximately $51.4 million, funded by the Operating Partnership's assumption of a $38 million loan from Bank of America and a draw on the Operating Partnership's credit facility. The Office Property is wholly-owned and included in the Operating Partnership's Office Segment.

JOINT VENTURES

         On October 8, 2003, the Operating Partnership entered into a joint venture, Crescent One Briar Lake L.P., with affiliates of J.P. Morgan Fleming Asset Management, Inc. The joint venture purchased One Briar Lake Plaza, located in the Westchase submarket of Houston, Texas, for approximately $74.4 million. The Property is a 20 story, 502,000 square foot Class A office building. The affiliates of J.P. Morgan Fleming Asset Management, Inc. own a 70% interest, and the Operating Partnership owns a 30% interest, in the joint venture. The initial cash equity contribution to the joint venture was $24.4 million, of which the Operating Partnership's portion was $7.3 million. The Operating Partnership's equity contribution and an additional working capital contribution of $0.5 million were funded primarily through a draw under the Operating Partnership's credit facility. The remainder of the purchase price of the Property was funded by a secured loan to the joint venture in the amount of $50.0 million. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership manages and leases the Office Property on a fee basis. The Office Property is an unconsolidated investment and will be included in the Operating Partnership's Office Segment.

RESIDENTIAL DEVELOPMENT PROPERTIES

         On August 14, 2003, CRDI, a consolidated subsidiary of the Operating Partnership, completed the purchase of a tract of undeveloped land in Eagle County, Colorado for approximately $15.5 million, funded by a draw on the Operating Partnership's credit facility.

5. DISCONTINUED OPERATIONS

         In August 2001, the FASB issued SFAS No. 144, which requires that the results of operations of assets sold or held for sale, and any gains or losses recognized on assets sold and held for sale, be disclosed separately in the Operating Partnership's Consolidated Statements of Operations. The Operating Partnership adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as "Net (loss) income from discontinued operations, net of minority interests," and gain or loss and impairments in the assets sold or held for sale have been presented as "(Loss) gain on real estate from discontinued operations, net of minority interests" in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002. The impairment charges represent the difference between the carrying value of assets sold or held for sale and the actual or estimated sales price, less costs of sale. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002.

ASSETS HELD FOR SALE

OFFICE SEGMENT

         As of September 30, 2003, the 1800 West Loop South Office Property located in the West Loop/Galleria submarket in Houston, Texas was held for sale. During the first quarter of 2003, the Operating Partnership recognized an approximately $15.0 million impairment charge on the 1800 West Loop South Office Property.

         In addition, as of September 30, 2003, the Las Colinas Plaza retail property, located in the Las Colinas submarket in Dallas, Texas, the Liberty Plaza Office Property located in the Far North Dallas submarket in Dallas, Texas, the 12404 Park Central Office Property located in the LBJ Freeway submarket in Dallas, Texas and the four Woodlands Office Properties located in The Woodlands submarket in Houston, Texas were held for sale.

BEHAVIORAL HEALTHCARE PROPERTIES

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

         On May 2, 2003, the Operating Partnership sold a behavioral healthcare property for $2.1 million. The Operating Partnership recognized a loss on the sale of this property of approximately $0.1 million. A $0.8 million impairment charge was recognized during the first quarter of 2003 related to this property.

         On July 10, 2003, the Operating Partnership sold a behavioral healthcare property for $2.3 million and recognized a minimal gain on the sale. A $1.0 million impairment charge was recognized during the second quarter of 2003 related to this property.

         As of September 30, 2003, the Operating Partnership owned four behavioral healthcare properties. Impairment charges of approximately $2.4 million were recognized during the third quarter related to three of these four remaining properties. Two of these properties were sold on October 15, 2003.

SUMMARY OF ASSETS HELD FOR SALE

         The following table indicates the major classes of assets of the Properties held for sale.

(in thousands)                          SEPTEMBER 30, 2003(1)         DECEMBER 31, 2002
--------------------------------        ---------------------         -----------------
Land                                    $       18,507                $     24,151
Buildings and improvements                     101,007                     119,881
Furniture, fixture and equipment                   548                       1,713
Accumulated depreciation                       (32,361)                    (29,409)
                                        --------------                ------------
Net investment in real estate           $       87,701                $    116,336
                                        ==============                ============

-----------------------------
(1) Includes seven office properties, one retail property and four behavioral healthcare properties.


         The following tables present rental revenues, operating and other expenses, depreciation and amortization, minority interests, net income, and impairments for the nine months ended September 30, 2003 and 2002, for properties included in discontinued operations as of September 30, 2003.

                                                                FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ------------------------
(in thousands)                                                    2003            2002
----------------------------------------------------------------------------------------
Total revenues                                                   14,486           31,082
Operating and other expenses                                     (6,811)         (19,575)
Depreciation and amortization                                    (6,402)          (6,392)
                                                                -------         --------
Net income from discontinued operations                           1,273            5,115
                                                                =======         ========

                                                                FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ------------------------
(in thousands)                                                   2003             2002
----------------------------------------------------------------------------------------
Loss on impairment of real estate                               (19,174)          (1,449)
Realized (loss) gain on sale of properties                         (411)           7,132
                                                                -------         --------
(Loss) gain on real estate from discontinued operations         (19,585)           5,683
                                                                =======         ========

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.OTHER ASSET DISPOSITIONS

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

         On June 27, 2003, the Operating Partnership sold approximately 3.5 acres of undeveloped land located in Houston, Texas. The sale generated proceeds of $2.1 million, net of closing costs, and a note receivable in the amount of $11.8 million, with annual installments of principal and interest payments beginning June 27, 2004, through maturity on June 27, 2010. The principal payment amounts are calculated based upon a 20-year amortization and the interest rate is 4% for the first two years and thereafter the prime rate, as defined in the note, through maturity. Due to a modification of the sales agreement after June 30, 2003, the Operating Partnership recognized a net gain on the sale of this land of approximately $8.9 million in the third quarter of 2003. This land was wholly-owned by the Operating Partnership.

         On September 30, 2003, the Operating Partnership completed the sale of approximately 3.1 acres of undeveloped land located in the Greenway Plaza office complex of Houston, Texas. The sale generated net proceeds of approximately $5.3 million and a net gain of approximately $2.4 million. This land was wholly-owned by the Operating Partnership.

7. TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         As of September 30, 2003, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 87 Temperature-Controlled Logistics Properties, with an aggregate of approximately 440.7 million cubic feet (17.5 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"). The Operating Partnership has no economic interest in AmeriCold Logistics. See Note 16, "COPI," for information on the proposed acquisition of COPI's 40% interest in AmeriCold Logistics by a new entity to be owned by the Company's shareholders and the Operating Partnership's unitholders.

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

         AmeriCold Logistics deferred $32.5 million of the total $115.1 million of rent payable for the nine months ended September 30, 2003. The Operating Partnership's share of the deferred rent was $13.0 million. The Operating Partnership recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $13.0 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the nine months ended September 30, 2003. As of September 30, 2003, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $73.1 million and $66.8 million, respectively, of which the Operating Partnership's portions were $29.2 million and $26.7 million, respectively.

         The Operating Partnership and Vornado Realty Trust, L.P. have engaged underwriters to explore additional debt financing alternatives for the Temperature-Controlled Logistics Corporation. It is anticipated that this financing will be a non-

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recourse, secured term loan in an amount in excess of $200 million. If this financing is obtained, the expected use of proceeds will allow the Operating Partnership to make a reduction in its investment in this business and will provide the business with additional financing for expansion.

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C.

         As of September 30, 2003, the Operating Partnership held a 56% interest in Vornado Crescent Carthage and KC Quarry, L.L.C. ("VCQ"). The assets of VCQ include two quarries and the related land. The Operating Partnership accounts for this investment as an unconsolidated equity investment.

         On December 31, 2002, VCQ purchased $5.7 million of trade receivables from AmeriCold Logistics at a 2% discount. The Operating Partnership contributed approximately $3.1 million to VCQ for the purchase of the trade receivables. The receivables were collected during the three months ended March 31, 2003.

         On March 28, 2003, VCQ purchased $6.6 million of trade receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of trade receivables previously purchased from AmeriCold Logistics and a $2.0 million contribution from its owners, of which approximately $0.8 million represented the Operating Partnership's contribution, for the purchase of the trade receivables. The receivables were collected during the second quarter of 2003.

         On May 22, 2003, VCQ distributed cash of $3.2 million to the Operating Partnership.

8. INVESTMENTS IN UNCONSOLIDATED COMPANIES

         The Operating Partnership has investments of 20% to 50% in seven unconsolidated joint ventures that own seven Office Properties. These investments are accounted for using the equity method of accounting.

         The Operating Partnership, through ownership interests of 50% or less, or ownership of non-voting interests only, has other unconsolidated investments. These investments are accounted for using the equity method of accounting.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and investments as of September 30, 2003.

                                                                                                         Operating Partnership's
                                                                                                              OWNERSHIP
                 ENTITY                                            CLASSIFICATION                       AS OF SEPTEMBER 30, 2003
---------------------------------------------------------   --------------------------------------    ---------------------------
Main Street Partners, L.P.                                  Office (Bank One Center-Dallas)                      50.0% (1)
Crescent Miami Center, L.L.C.                               Office (Miami Center - Miami)                        40.0% (2)
Crescent 5 Houston Center, L.P.                             Office (5 Houston Center-Houston)                    25.0% (3)
Austin PT BK One Tower Office Limited Partnership           Office (Bank One Tower-Austin)                       20.0% (4)
Houston PT Four Westlake Park Office Limited Partnership    Office (Four Westlake Park-Houston)                  20.0% (4)
Houston PT Three Westlake Park Office Limited Partnership   Office (Three Westlake Park - Houston)               20.0% (4)
Crescent Five Post Oak Park L.P.                            Office (Five Post Oak - Houston)                     30.0% (5)
The Woodlands Commercial Properties Company, L.P.           Office                                               42.5% (6)(7)
The Woodlands Land Development Company, L.P.                Residential Development                              42.5% (6)(7)
Blue River Land Company, L.L.C.                             Residential Development                              50.0% (8)
EW Deer Valley, L.L.C.                                      Residential Development                              41.7% (9)
Manalapan Hotel Partners, L.L.C.                            Resort/Hotel (Ritz Carlton Palm Beach)               50.0% (10)
Vornado Crescent Portland Partnership                       Temperature-Controlled Logistics                     40.0% (11)
Vornado Crescent Carthage and KC Quarry, L.L.C.             Temperature-Controlled Logistics                     56.0% (12)
CR License, L.L.C.                                          Other                                                30.0% (13)
The Woodlands Operating Company, L.P.                       Other                                                42.5% (6)(7)
Canyon Ranch Las Vegas, L.L.C.                              Other                                                65.0% (14)
SunTx Fulcrum Fund, L.P.                                    Other                                                28.1% (15)
G2 Opportunity Fund, L.P.                                   Other                                                12.5% (16)

------------------------------

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

     (7) Distributions are made to partners based on specified payout percentages. During the nine months ended September 30, 2003, the payout percentage to the Operating Partnership was 52.5%.

     (8) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Operating Partnership.

     (9) The remaining 58.3% interest in EW Deer Valley, L.L.C. is owned by parties unrelated to the Operating Partnership.

     (10) The remaining 50% interest in Manalapan Hotel Partners, L.L.C. ("Manalapan") is owned by WB Palm Beach Investors, L.L.C. In October 2003, Manalapan entered into a contract to sell the Ritz Carlton Palm Beach Resort/Hotel Property. The sale is anticipated to close November 2003. The Operating Partnership's equity interest in Manalapan is 50%.

     (11) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

     (12) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

     (13) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

     (14) The remaining 35% interest in Canyon Ranch Las Vegas, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

     (15) The SunTx Fulcrum Fund, L.P.'s ("SunTx") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 71.9% of SunTx is owned by a group of individuals unrelated to the Operating Partnership. The Operating Partnership's ownership percentage will decline by the closing date of SunTx as capital commitments from third parties are secured. The Operating Partnership's projected ownership interest at the closing of SunTx is approximately 7.5% based on SunTx's manager's expectations for the final SunTx capitalization. The Operating Partnership accounts for its investment in SunTx under the cost method. The Operating Partnership's investment at September 30, 2003 was $6.9 million.

     (16) G2 Opportunity Fund, L.P. ("G2") was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. Goff-Moore Strategic Partners, L.P. ("GMSP") and GMACCM each own 21.875% of G2, with the remaining 43.75% owned by parties unrelated to the Operating Partnership. See
          Note 15, "Related Party Transactions," for information regarding the ownership interests of trust managers and officers of the Company and the General Partner in GMSP.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY FINANCIAL INFORMATION

         The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. As a result of the Operating Partnership's transaction with COPI on February 14, 2002, certain entities that were reported as unconsolidated entities in 2002 prior to February 14, 2002 are consolidated in the September 30, 2003 financial statements. Additionally, certain unconsolidated subsidiaries of the newly consolidated entities are now shown separately as unconsolidated entities of the Operating Partnership. As a result of the Operating Partnership's January 2, 2003 purchase of the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL Holdings, Inc. ("DBL"), DBL is consolidated in the September 30, 2003 financial statements. Because DBL owns a majority of the voting stock of MVDC and HADC, these two Residential Development Corporations are consolidated in the September 30, 2003 financial statements.

         The unconsolidated entities that are included under the headings on the following tables are summarized below.

         Balance Sheets as of September 30, 2003:

                  -        WLDC;

                  - Other Residential Development - This includes the Blue River Land Company, L.L.C. and EW Deer Valley, L.L.C.;

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

         Summary Statements of Operations for the nine months ended September 30, 2003:

                  -        WLDC;

                  - Other Residential Development - This includes the operating results for Blue River Land Company, L.L.C. and EW Deer Valley, L.L.C.;

                  - Resort/Hotel - This includes the operating results for Manalapan;

                  - Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership and VCQ;

                  - Office - This includes the operating results for Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center L.L.C., Crescent Five Post Oak Park L.P. and Woodlands CPC; and

                  - Other - This includes the operating results for CR License, L.L.C., The Woodlands Operating Company, L.P. and Canyon Ranch Las Vegas, L.L.C. and G2.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary Statements of Operations for the nine months ended September 30, 2002:

                  - WLDC - This includes WLDC's operating results for the period February 15 through September 30, 2002 and TWLC's operating results for the period January 1 through February 14, 2002;

                  - Other Residential Development - This includes the operating results for DMDC and CRDI for the period January 1 through February 14, 2002, the operating results of Blue River Land Company, L.L.C. and Manalapan for the period February 15 through September 30, 2002, and the operating results of MVDC and HADC;

                  - Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership and VCQ;

                  - Office - This includes the operating results for Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership for the period August 21 through September 30, 2002, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Woodlands CPC and Crescent Miami Center, L.L.C. for the period September 25 through September 30, 2002; and

                  - Other - This includes the operating results for DBL, CR License, L.L.C., The Woodlands Operating Company and Canyon Ranch Las Vegas, L.L.C.

BALANCE SHEETS:

                                                                         AS OF SEPTEMBER 30, 2003
                                 ---------------------------------------------------------------------------------------------------
                                 THE WOODLANDS      OTHER
                                     LAND         RESIDENTIAL                  TEMPERATURE-
                                  DEVELOPMENT     DEVELOPMENT      RESORT/      CONTROLLED
(in thousands)                    COMPANY, L.P.   CORPORATIONS      HOTEL       LOGISTICS       OFFICE         OTHER        TOTAL
---------------------------      --------------   ------------   ----------    ------------   -----------     --------    ----------
Real estate, net                 $     391,960    $    58,177    $   80,079    $1,195,932     $  808,111
Cash                                    12,685          1,837         4,636        41,532         36,470
Other assets                            51,395          1,147         3,978        99,047         54,850
                                 -------------    -----------    ----------    ----------     ----------
   Total assets                  $     456,040    $    61,161    $   88,693    $1,336,511     $  899,431
                                 =============    ===========    ==========    ==========     ==========
Notes payable                    $     288,280    $     7,650    $   52,300    $  563,263     $  523,778
Notes payable to the
 Operating
Partnership                             11,538             --            --            --             --
Other liabilities                       61,538          4,966         5,376        10,778         37,848
Equity                                  94,684         48,545        31,017       762,470        337,805
                                 -------------    -----------    ----------    ----------     ----------
   Total liabilities and
       equity                    $     456,040    $    61,161    $   88,693    $1,336,511     $  899,431
                                 =============    ===========    ==========    ==========     ==========
Operating Partnership's
   share of unconsolidated
   debt                          $     122,519    $     3,825    $   26,150    $  225,305     $  182,317      $     --    $  560,116
                                 =============    ===========    ==========    ==========     ==========      ========    ==========
Operating Partnership's
   investments in
   unconsolidated companies      $      38,309    $    30,609    $   15,508    $  302,392     $  125,655      $ 30,786    $  543,259
                                 =============    ===========    ==========    ==========     ==========      ========    ==========



BALANCE SHEETS:

                                                                          AS OF DECEMBER 31, 2002
                                 ---------------------------------------------------------------------------------------------------
                                 THE WOODLANDS       OTHER
                                     LAND         RESIDENTIAL                  TEMPERATURE
                                  DEVELOPMENT     DEVELOPMENT      RESORT/     CONTROLLED
(in thousands)                   COMPANY, L.P.    CORPORATIONS      HOTEL       LOGISTICS        OFFICE        OTHER         TOTAL
----------------------------     -------------    -----------    ----------    ----------     -----------     --------    ----------
Real estate, net                 $     388,587    $    68,235    $   81,510    $1,238,810     $   845,019
Cash                                    15,289          7,112         3,022        13,213          43,296
Other assets                            46,934          3,303         4,415        88,327          35,609
                                 -------------    -----------    ----------    ----------     -----------
   Total assets                  $     450,810    $    78,650    $   88,947    $1,340,350     $   923,924
                                 =============    ===========    ==========    ==========     ===========

Notes payable                    $     284,547    $        --    $   56,000    $  574,931     $   507,679
Notes payable to the
 Operating
Partnership                             10,625             --            --            --              --
Other liabilities                       70,053         19,125         5,996         9,579          53,312
Equity                                  85,585         59,525        26,951       755,840         362,933
                                 -------------    -----------    ----------    ----------     -----------
   Total liabilities and
equity                           $     450,810    $    78,650    $   88,947    $1,340,350     $   923,924
                                 =============    ===========    ==========    ==========     ===========

Operating Partnership's
   share of unconsolidated
   debt                          $     120,933    $        --    $   28,000    $  229,972     $   180,132     $     --    $  559,037
                                 =============    ===========    ==========    ==========     ===========     ========    ==========

Operating Partnership's
   investments in
  unconsolidated companies       $      33,960    $    39,187    $   13,473    $  304,545     $   133,530     $ 37,948    $  562,643
                                 =============    ===========    ==========    ==========     ===========     ========    ==========

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY STATEMENTS OF OPERATIONS:

                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 ---------------------------------------------------------------------------------------------------
                                 THE WOODLANDS      OTHER
                                     LAND         RESIDENTIAL                  TEMPERATURE-
                                  DEVELOPMENT     DEVELOPMENT      RESORT/      CONTROLLED
(in thousands)                   COMPANY, L.P.    CORPORATIONS     HOTEL        LOGISTICS       OFFICE          OTHER       TOTAL
----------------------------     -------------    -----------    ----------    ----------     -----------     --------    ----------
Total revenues                   $      82,644    $       397    $   31,495    $   90,722     $   107,601
                                 -------------    -----------    ----------    ----------     -----------
Expenses:
   Operating expense                    63,950            319        22,794        18,322 (1)      41,934
   Interest expense                      5,174              -         2,405        30,853          20,486
   Depreciation and
     amortization                        5,235              -         2,205        43,963          24,326
   Tax expense                               -              -            25           642               -
   Other (income) expense                    -              -             -        (2,031)              -
                                 -------------    -----------    ----------    ----------     -----------
Total expenses                   $      74,359    $       319    $   27,429    $   91,749     $    86,746
                                 -------------    -----------    ----------    ----------     -----------
Gain on sale of properties                   -              -             -         1,452               -
                                 -------------    -----------    ----------    ----------     -----------
Net income                       $       8,285    $        78    $    4,066    $      425 (1) $    20,855
                                 =============    ===========    ==========    ==========     ===========
Operating Partnership's
   equity in net income
   (loss) of
   unconsolidated companies      $       4,350    $      (115)   $    2,036    $      152     $     8,797     $ (1,679)   $   13,541
                                 =============    ===========    ==========    ==========     ===========     ========    ==========

SUMMARY STATEMENTS OF OPERATIONS:

                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 ---------------------------------------------------------------------------------------------------
                                 THE WOODLANDS      OTHER
                                    LAND         RESIDENTIAL                  TEMPERATURE-
                                  DEVELOPMENT    DEVELOPMENT      RESORT/    CONTROLLED
(in thousands)                   COMPANY, L.P.  CORPORATIONS      HOTEL       LOGISTICS          OFFICE        OTHER        TOTAL
------------------------------   -------------  ------------  -----------   -------------      -----------   --------    ----------
Total revenues                   $      98,128  $    82,944   $   26,599    $   81,762         $    70,250
                                 -------------  -----------   ----------    ----------         -----------
Expenses:
   Operating expense                    54,919       76,798       22,534        12,492 (1)          32,082
   Interest expense                      3,578          399        4,080        32,324              13,584
   Depreciation and
    amortization                         2,591        1,268        2,667        44,140              16,733
   Tax expense                             406          (78)           -             -                   -
   Other (income) expense                    -            -            -         2,377                   -
                                 -------------  -----------   ----------    ----------         -----------
Total expenses                   $      61,494  $    78,387   $   29,281    $   91,333         $    62,399
                                 -------------  -----------   ----------    ----------         -----------
Net income                       $      36,634  $     4,557   $   (2,682)   $   (9,571)(1)(2)  $     7,851
                                 =============  ===========   ==========    ==========         ===========
Operating Partnership's
   equity in net income
   (loss) of
   unconsolidated companies      $      19,018  $     3,916   $      (91)   $   (3,828)        $     3,655   $ (5,281)   $   17,389
                                 =============  ===========   ==========    ==========         ===========   ========    ==========

----------------------------------
(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the total combined assets).

(2) Excludes the goodwill write-off for the Temperature-Controlled Logistics Properties, which was recorded as a cumulative change in accounting principle in the accompanying financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNCONSOLIDATED DEBT ANALYSIS

         The significant terms of the Operating Partnership's share of unconsolidated debt financing arrangements existing as of September 30, 2003 are shown below.

                                                                       Operating
                                                      BALANCE      Partnership's SHARE
                                                   OUTSTANDING AT    OF BALANCE AT      INTEREST RATE AT
               DESCRIPTION                         SEPT. 30,2003    SEPT. 30, 2003       SEPT. 30, 2003
---------------------------------------------      -------------    --------------       --------------
TEMPERATURE CONTROLLED LOGISTICS SEGMENT:
  Vornado Crescent Portland Partnership - 40%
  Operating Partnership
     Goldman Sachs Notes (1)                       $   499,199         $  199,679                6.89%
     Various Capital Leases                             36,641             14,657       4.84 to 13.63%
     Various Mortgage Notes                             27,423             10,969       7.00 to 12.88%
                                                   -----------         ----------
                                                   $   563,263         $  225,305
                                                   -----------         ----------

OFFICE SEGMENT:
  Main Street Partners, L.P. - 50% Operating       $   131,147         $   65,574                5.47%
    Partnership (2)(3)(4)(5)
  Crescent 5 Houston Center L.P. - 25% Operating        90,000             22,500                5.00%
    Partnership (6)
  Crescent Miami Center, L.L.C. - 40% Operating         81,000             32,400                5.04%
    Partnership
  Houston PT Four Westlake Park Office Limited
    Partnership - 20% Operating Partnership             48,250              9,650                7.13%
  Crescent Five Post Oak Park, L.P. - 30%               45,000             13,500                4.82%
    Operating Partnership
  Austin PT Bank One Tower Office Limited
    Partnership - 20% Operating Partnership             37,527              7,505                7.13%
  Houston PT Three Westlake Park Office Limited
    Partnership - 20% Operating Partnership             33,000              6,600                5.61%

  The Woodlands Commercial Properties Co. - 42.5%
    Operating Partnership
     Fleet National Bank credit facility (7)            55,000             23,375                4.13%
     Fleet National Bank (3)(8)                          2,854              1,213                3.13%
                                                   -----------         ----------
                                                    $  523,778         $  182,317
                                                   -----------         ----------
RESIDENTIAL DEVELOPMENT SEGMENT:
  The Woodlands Land Development Co. - 42.5%
    Operating Partnership
     Fleet National Bank credit facility (7)       $   230,000         $   97,750                4.13%
     Fleet National Bank (9)                            37,587             15,974                4.10%
     Fleet National Bank (3)(8)                          5,854              2,488                3.13%
     Various Mortgage Notes                             14,839              6,307        3.50 to 6.25%
  Blue River Land Company, L.L.C. - 50% Operating        7,650              3,825                4.14%
    Partnership(10)
                                                   -----------         ----------
                                                   $   295,930         $  126,344
                                                   -----------         ----------
RESORT/HOTEL SEGMENT:
  Manalapan Hotel Partners, L.L.C. - 50%
     Operation Partnership
     Corus Bank (3)(11)                                 52,300             26,150                5.11%
                                                   -----------         ----------

TOTAL UNCONSOLIDATED DEBT                          $ 1,435,271         $  560,116
                                                   ===========         ==========

FIXED RATE/WEIGHTED AVERAGE                                                                      6.72%
VARIABLE RATE/WEIGHTED AVERAGE                                                                   4.59%
                                                                                        -------------
TOTAL WEIGHTED AVERAGE                                                                           5.82% (12)
                                                                                        -------------



                                                                              FIXED/VARIABLE
               DESCRIPTION                                MATURITY DATE     SECURED/UNSECURED
---------------------------------------------             -------------     -----------------
TEMPERATURE CONTROLLED LOGISTICS SEGMENT:
  Vornado Crescent Portland Partnership - 40%
  Operating Partnership
     Goldman Sachs Notes (1)                                    5/11/2023     Fixed/Secured
     Various Capital Leases                          6/1/2006 to 4/1/2017     Fixed/Secured
     Various Mortgage Notes                         12/1/2003 to 4/1/2009     Fixed/Secured

OFFICE SEGMENT:
  Main Street Partners, L.P. - 50% Operating                    12/1/2004     Variable/Secured
    Partnership (2)(3)(4)(5)
  Crescent 5 Houston Center L.P. - 25% Operating                10/1/2008     Fixed/Secured
    Partnership (6)
  Crescent Miami Center, L.L.C. - 40% Operating                 9/25/2007     Fixed/Secured
    Partnership
  Houston PT Four Westlake Park Office Limited
    Partnership - 20% Operating Partnership                      8/1/2006     Fixed/Secured
  Crescent Five Post Oak Park, L.P. - 30%                        1/1/2008     Fixed/Secured
    Operating Partnership
  Austin PT Bank One Tower Office Limited
    Partnership - 20% Operating Partnership                      8/1/2006     Fixed/Secured
  Houston PT Three Westlake Park Office Limited
    Partnership - 20% Operating Partnership                      9/1/2007     Fixed/Secured

  The Woodlands Commercial Properties Co. - 42.5%
    Operating Partnership
     Fleet National Bank credit facility (7)                   11/27/2005     Variable/Secured
     Fleet National Bank (3)(8)                                10/31/2003     Variable/Secured

RESIDENTIAL DEVELOPMENT SEGMENT:
  The Woodlands Land Development Co. - 42.5%
    Operating Partnership
     Fleet National Bank credit facility (7)                   11/27/2005     Variable/Secured
     Fleet National Bank (9)                                   12/31/2005     Variable/Secured
     Fleet National Bank (3)(8)                                10/31/2003     Variable/Secured
     Various Mortgage Notes                        7/1/2005 to 12/31/2008      Fixed/Secured

  Blue River Land Company, L.L.C. - 50% Operating               6/30/2004     Variable/Secured
    Partnership(10)

RESORT/HOTEL SEGMENT:
  Manalapan Hotel Partners, L.L.C. - 50% Operating
    Partnership
     Corus Bank (3)(11)                                        10/21/2005     Variable/Secured

TOTAL UNCONSOLIDATED DEBT

FIXED RATE/WEIGHTED AVERAGE                                    14.1 years
VARIABLE RATE/WEIGHTED AVERAGE                                  1.9 years
                                                   ----------------------
TOTAL WEIGHTED AVERAGE                                          8.9 years
                                                   ----------------------

--------------------------------

         (1) URS Real Estate, L.P. and Americold Real Estate, L.P., subsidiaries of the Temperature-Controlled Logistics Corporation, expect to repay the notes on the Optional Prepayment Date of April 11, 2008.

         (2) Senior Note - Note A: $82.5 million at variable interest rate, LIBOR + 189 basis points, $4.9 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $24.3 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.4 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. An interest-rate cap agreement which limits interest rate exposure to a maximum LIBOR of 4.52% is in place on all notes. All notes amortized based on a 25-year schedule.

         (3)      This facility has two one-year extension options.

         (4) The Operating Partnership and its joint venture partner each obtained a separate letter of credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

         (5) Under the terms of this loan, the Property must maintain certain coverage ratios in order for the Partnership to distribute cash. As of September 30, 2003, the Property income was not sufficient to provide the minimum coverage. While this situation does not constitute a default under the loan, the Partnership will not be permitted to distribute cash during the period of non-compliance.

         (6) The construction loan for 5 Houston Center was refinanced and converted to a mortgage loan on September 8, 2003.

         (7) Woodlands CPC and WLDC entered into two $50 million interest rate swap agreements, which limit interest rate exposure on the combined notional amount of $100 million to a LIBOR rate of 1.735% plus 300 basis points spread over LIBOR.

         (8) Woodlands CPC and WLDC entered into an interest rate cap agreement which limits interest rate exposure on the notional amount of $33.8 million to a maximum LIBOR rate of 9.0% plus 200 basis points spread over LIBOR.

         (9) WLDC entered into an interest rate cap agreement which limits interest rate exposure on the notional amount of $19.5 million to a maximum LIBOR rate of 8.5% plus 275 basis points spread over LIBOR.

         (10) The variable rate loan has an interest rate of LIBOR + 300 basis points. A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of up to 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $7.7 million outstanding at September 30, 2003 and the amount guaranteed was $5.4 million.

         (11) The Operating Partnership and its joint venture partner each obtained a separate letter of credit to guarantee repayment of up to $3.0 million each of this facility.

         (12) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 5.87%.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table shows, as of September 30, 2003, information about the Operating Partnership's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                     PERCENTAGE OF      WEIGHTED      WEIGHTED AVERAGE
   (in thousands)        BALANCE         DEBT(1)      AVERAGE RATE        MATURITY
-------------------    ----------    -------------    ------------    ----------------
Fixed Rate Debt        $  323,767        57.8%            6.72%          14.1  years
Variable Rate Debt        236,349        42.2             4.59            1.9  years
                       ----------       -----             ----           -----------
Total Debt             $  560,116       100.0%            5.82%           8.9  years
                       ==========       =====             ====           ===========

----------------
(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $42.5 million of hedged variable rate debt, are 65% and 35%, respectively.

         Listed below is the Operating Partnership's share of aggregate principal payments, by year, required as of September 30, 2003, related to the Operating Partnership's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.

                     SECURED
 (in thousands)      DEBT(1)
----------------   ----------
2003               $  12,027
2004                  86,910
2005                 162,286
2006                  23,977
2007                  48,384
Thereafter           226,532
                   ---------
                   $ 560,116
                   =========

-----------------------
(1)  These amounts do not reflect the effect of extension options.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY

         The following is a summary of the Operating Partnership's debt financing at September 30, 2003:

                                                                                                           September 30, 2003
                                                                                                           ------------------
                                                                                                             (in thousands)
Secured Debt

Fleet Fund I and II Term Loan(1) due May 2005, bears interest at LIBOR plus 325 basis points
(at September 30, 2003, the interest rate was 4.38%), with a four-year interest-only term, secured
by equity interests in Funding I and II Properties.....................................................       $  275,000

AEGON Partnership Note(2) due July 2009, bears interest at 7.53% with monthly principal and interest
payments based on a 25-year amortization schedule, secured by the Funding III, IV and V Properties.....          261,412

LaSalle Note I(3) due August 2027, bears interest at 7.83% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in August 2027, secured by the
Funding I Properties...................................................................................          235,829

Deutsche Bank-CMBS Loan(4) due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points
(at September 30, 2003, the interest rate was 5.84%), with a three-year interest-only term and two
one-year extension options, secured by the Funding X Properties and Spectrum Center....................          220,000

JP Morgan Mortgage Note(5) bears interest at 8.31% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in October 2016, secured by the Houston Center
mixed-use Office Property Complex......................................................................          192,395

LaSalle Note II(6) bears interest at 7.79% with an initial seven-year interest-only term (through
March 2003), followed by monthly principal and interest payments based on a 25-year amortization
schedule through maturity in March 2028, secured by the Funding II Properties..........................          160,072

Cigna Note(7) due June 2010, bears interest at 5.22% with an interest-only term, secured by the 707
17th Street Office Property............................................................................           70,000

National Bank of Arizona Revolving Line of Credit(8) with maturities ranging from November 2004 to
December 2005, bears interest ranging from 4.00% to 5.00%, secured by certain DMDC assets..............           49,191

Bank of America Note(9) due May 2013, bears interest at 5.53% with an initial 2.5-year interest-only term (through November 2005), followed by monthly principal and interest payments based on a
30-year amortization schedule, secured by The Colonnade Office Property................................           38,000

Metropolitan Life Note V(10) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran Center Office
Property...............................................................................................           37,667

Northwestern Life Note(11) due January 2004, bears interest at 7.66% with an interest-only term,
secured by the 301 Congress Avenue Office Property.....................................................           26,000

Woodmen of the World Note(12) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through November 2006), followed by monthly principal and interest payments based
on a 25-year amortization schedule, secured by the Avallon IV Office Property..........................            8,500

Nomura Funding VI Note(13) bears interest at 10.07% with monthly principal and interest payments based
on a 25-year amortization schedule through maturity in July 2020, secured by the Funding VI Property...            7,898

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           September 30, 2003
                                                                                                           ------------------
                                                                                                             (in thousands)
Secured Debt (Continued)

Mitchell Mortgage Note due December 2003, bears interest at 7.0% with an interest-only term, secured by
one of The Woodlands Office Properties.................................................................            1,743

FHI Finance Loan bears interest at LIBOR plus 450 basis points (at September 30, 2003, the interest rate was 5.62%), with an initial interest only term until the Net Operating Income Hurdle Date (14), followed by monthly principal and interest payments based on a 20-year amortization schedule through
maturity in September 2009, secured by the Sonoma Mission Inn & Spa....................................              435

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from
2.9% to 11.25% at September 30, 2003, with maturities ranging between October 2003 and September 2008,
secured by various CRDI and MVDC projects(15)...........................................................          45,827

Unsecured Debt

2009(16) Notes bear interest at a fixed rate of 9.25% with a seven-year interest-only term, due
April 2009 with a call date of April 2006..............................................................          375,000

2007(16) Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
September 2007.........................................................................................          250,000

Credit Facility(17) interest only due May 2004, bears interest at LIBOR plus 187.5 basis points
(at September 30, 2003, the interest rate was 3.00%), with a one-year extension option.................          314,500

JP Morgan Loan Sales Facility(18), bears interest at the federal funds rate plus 150 basis points
(at September 30, 2003, the interest rate was 2.50%)...................................................            7,000
                                                                                                             -----------
 Total Notes Payable                                                                                         $ 2,576,469
                                                                                                             ===========

-------------------------
(1) In October 2003, the Operating Partnership received approval from the lending group to modify key financial and other covenants in the Fleet I and II Term Loan. In connection with these modifications, the Operating Partnership agreed to increase the interest rate on this loan to LIBOR plus 350 basis points.

(2) The outstanding balance of this note at maturity will be approximately $224.1 million.

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

(4) This includes both a Deutsche Bank-CMBS note and a Fleet-Mezzanine note. The notes are due May 2004 and bear interest at the 30-day LIBOR rate plus a spread of (i) 164.7 basis points for the CMBS note (at September 30, 2003, the interest rate was 5.147%), and (ii) 600 basis points for the Mezzanine note (at September 30, 2003, the interest rate was 9.5%). The blended rate at September 30, 2003 for the two notes was 5.84%. Both notes have a LIBOR floor of 3.5%. The notes have three-year interest only terms and two one-year extension options. The Fleet-Mezzanine note is secured by the Operating Partnership's interests in Funding X and Crescent Spectrum Center, L.P. and the Operating Partnership's interest in their general partner.

(5) In October 2006, the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177.8 million.

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

(7) During the first quarter of 2003, the Operating Partnership paid the $63.5 million Cigna Note, bearing interest at 7.47%, which matured in March 2003, in full with a draw under the Operating Partnership's credit facility.

(8) This facility is a $51.8 million line of credit secured by certain DMDC land and improvements ("vertical facility"), club facilities ("club loan"), notes receivable ("warehouse facility") and additional land ("short-term facility"). The line restricts the vertical facility and club loan to a maximum outstanding amount of $40.0 million and is subject to certain borrowing base limitations and bears interest at prime (at September 30, 2003, the interest rate was 4.0%). The warehouse facility bears interest at prime plus 100 basis points (at September 30, 2003, the interest rate was 5.0%) and is limited to $10.0 million. The short-term facility bears interest at prime plus 50 basis points (at September 30, 2003, the interest rate was 4.5%) and is limited to $1.8 million. The blended rate at September 30, 2003 for the vertical facility and club loan, the warehouse facility and the short-term facility was 4.2%.

(9) The outstanding principal balance of this loan at maturity will be approximately $33.4 million.

(10) The outstanding principal balance of this loan at maturity will be approximately $36.1 million.

(11) The Operating Partnership has extended the loan maturity to November 2008 with Northwestern Mutual. The new loan has an interest rate of 4.94%.

(12) The outstanding principal balance of this loan at maturity will be approximately $8.2 million.

(13) In July 2010, the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (July 2010) by making a final payment of approximately $6.1 million.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) The Operating Partnership's joint venture partner, which owns a 19.9% interest in the Sonoma Mission Inn & Spa, has a commitment to fund $10.0 million of future renovations at the Sonoma Mission Inn & Spa through a mezzanine loan. The Net Operating Income Hurdle Date, as defined in the loan agreement, is the date as of which the Sonoma Mission Inn & Spa has achieved an aggregate Adjusted Net Operating Income, as defined in the loan agreement, of $12 million for a period of 12 consecutive calendar months.

(15) In June 2003, CRDI entered into an interest rate cap agreement with Bank of America with an initial notional amount of $0.8 million, increasing monthly to up to $28.3 million in September 2004, based on the amount of the loan. The agreement limits the interest rate exposure on the notional amount to a maximum prime rate, as defined in the agreement, of 4.1%.

(16) The Notes were issued in offerings registered with the Securities and Exchange Commission.

(17) The $400.0 million Credit Facility with Fleet is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage, minimum tangible net worth, and specific mix of office and hotel assets and average occupancy of Office Properties. At September 30, 2003, the maximum borrowing capacity under the credit facility was $383.6 million. The outstanding balance excludes letters of credit issued under the Operating Partnership's credit facility of $15.2 million which reduce the Operating Partnership's maximum borrowing capacity. In October 2003, the Operating Partnership received approval from the lending group to modify key financial and other covenants in the Credit Facility. In connection with these modifications, the Operating Partnership agreed to increase the interest rate on this facility to LIBOR plus 212.5 basis points.

(18) The JP Morgan Loan Sales Facility is an uncommitted $50.0 million unsecured credit facility. The Operating Partnership maintains sufficient availability under the Fleet Facility to repay this loan at any time due to lack of obligation by the lender to fund the loan.

         The following table shows information about the Operating Partnership's consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or the Operating Partnership's anticipated payoff dates.

                                                     WEIGHTED
                                     PERCENTAGE       AVERAGE      WEIGHTED AVERAGE
(in thousands)         BALANCE        OF DEBT(1)       RATE            MATURITY
------------------    ----------    ------------    -----------    ----------------
Fixed Rate Debt       $1,677,547        65.1%         7.95%           10.6 years
Variable Rate Debt       898,922        34.9          4.09             1.0 years
                      ----------       -----          ----            ----------
Total Debt            $2,576,469       100.0%         6.65%(2)         6.9 years
                      ==========       =====          ====            ==========

------------------
(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $500.0 million of hedged variable rate debt, are 85% and 15%, respectively.

(2) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 6.73%.

         Listed below are the aggregate principal payments by year required as of September 30, 2003 under indebtedness of the Operating Partnership. Scheduled principal installments and amounts due at maturity are included.

                           SECURED     UNSECURED    UNSECURED DEBT LINE
(in thousands)               DEBT         DEBT           OF CREDIT         TOTAL(1)
-----------------------   ----------   ----------   -------------------   -----------
2003                      $   17,643   $    7,000        $       -        $    24,643
2004                         285,554            -          314,500            600,054
2005                         381,903            -                -            381,903
2006                          18,920            -                -             18,920
2007                          26,892      250,000                -            276,892
Thereafter                   899,057      375,000                -          1,274,057
                          ----------   ----------        ---------        -----------
                          $1,629,969   $  632,000        $ 314,500        $ 2,576,469
                          ==========   ==========        =========        ===========

----------------------------
(1) These amounts do not reflect the effect of a one-year extension option on the credit facility and two one-year extension options on the Deutsche Bank-CMBS Loan.

         The Operating Partnership has $24.6 million of debt maturing through December 31, 2003, consisting primarily of debt related to the Residential Development Segment. The Operating Partnership plans to meet these maturing debt obligations, primarily through cash from operations, construction loan refinancings, and additional borrowings under the Operating Partnership's credit facility or additional debt facilities.

         The Operating Partnership is generally obligated by its debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants under the Credit Facility or other debt instruments could result in an event of default under one or more of the Operating Partnership's debt instruments. Any uncured or unwaived events of default under the Operating Partnership's loans can trigger an increase in interest rates, an acceleration of payment on the loan in default or, for the Operating Partnership's

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

secured debt, foreclosure on the Property securing the debt. In addition, an event of default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the Credit Facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of September 30, 2003, no event of default had occurred, and the Operating Partnership was in compliance with all of its covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the nine months ended September 30, 2003, there were no circumstances that required prepayment or increased collateral related to the Operating Partnership's existing debt.

         In addition to the subsidiaries listed in Note 1, "Organization and Basis of Presentation," certain other subsidiaries of the Operating Partnership and the Company were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated by the Operating Partnership or the Company and are grouped based on the Properties to which they relate, are: Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); 707 17th Street Property (CRE Management IX, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L.P., CRE Management X, LLC); Spectrum Center (Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC), The BAC - Colonnade (CEI Colonnade Holdings, LLC), and Crescent Finance Company.

10. CASH FLOW HEDGES

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of September 30, 2003, the Operating Partnership had four cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements during the nine months ended September 30, 2003, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                      CHANGE IN
                   NOTIONAL   MATURITY  REFERENCE  FAIR MARKET     ADDITIONAL     UNREALIZED GAINS
EFFECTIVE DATE      AMOUNT      DATE      RATE        VALUE     INTEREST EXPENSE   (LOSSES) IN OCI
----------------  ----------  --------  ---------  -----------  ----------------  ----------------
(in thousands)
----------------
   9/01/99        $ 200,000   9/02/03     6.18%     $      -         $  6,562        $   6,506
   5/15/01          200,000   2/03/03     7.11%            -            1,048            1,057
   4/18/00          100,000   4/18/04     6.76%       (3,346)           4,179            3,738
   2/15/03          100,000   2/15/06     3.26%       (3,280)           1,286             (752)
   2/15/03          100,000   2/15/06     3.25%       (3,273)           1,285             (754)
   9/02/03          200,000   9/01/06     3.72%       (9,094)             419           (3,976)
                                                    --------         --------        ---------
                                                    $(18,993)        $ 14,779        $   5,819
                                                    ========         ========        =========

         The Operating Partnership has designated its four cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that re-prices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Operating Partnership uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and SFAS No. 138. The Operating Partnership uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Operating Partnership will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in OCI. The effective portion that has been deferred in OCI will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

         CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt.

         The following table shows information regarding CRDI's cash flow hedge agreements and additional capitalized interest during the nine months ended September 30, 2003. Unlike the additional interest on the Operating Partnership's cash flow hedges, which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development. Also presented are the unrealized gains in OCI for the nine months ended September 30, 2003.

                                                                         ADDITIONAL        CHANGE IN
 ISSUE      NOTIONAL        MATURITY     REFERENCE     FAIR MARKET      CAPITALIZED        UNREALIZED
 DATE        AMOUNT           DATE         RATE           VALUE           INTEREST        GAINS IN OCI
------      --------        --------     ---------     -----------      -----------       ------------
(in thousands)
--------------
9/4/01      $ 4,650         9/4/03        4.12%         $       -        $      91          $     101
9/4/01        3,700         9/4/03        4.12%                 -               72                 79
                                                        ---------        ---------          ---------
                                                        $       -        $     163          $     180
                                                        =========        =========          =========

         In June 2003, CRDI entered into an interest rate cap agreement with Bank of America with an initial notional amount of $0.8 million, increasing monthly to up to $28.3 million in September 2004, based on the amount of the loan. The agreement limits the interest rate on the notional amount to a maximum prime rate, as defined in the agreement, of 4.1%.

         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes that the hedges are highly effective.

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

GUARANTEE COMMITMENTS

         The FASB issued Interpretation 45 requiring a guarantor to disclose its guarantees. The Operating Partnership's guarantees in place as of September 30, 2003 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Operating Partnership to provide additional collateral to support the guarantees.

                                                                       GUARANTEED AMOUNT
                                                                        OUTSTANDING AT       MAXIMUM GUARANTEED
                                                                      SEPTEMBER 30, 2003           AMOUNT
                                                                      --------------------   -------------------
DEBTOR                                                                               (in thousands)
------
CRDI - Eagle Ranch Metropolitan District - Letter of Credit (1)          $     15,197             $    15,197
Blue River Land Company, L.L.C.(2) (3)                                          5,355                   6,300
Main Street Partners, L.P. - Letter of Credit (2) (4)                           4,250                   4,250
Manalapan Hotel Partners, L.L.C. - Letter of Credit (2) (5)                     3,000                   3,000
                                                                         ------------             -----------
Total Guarantees                                                         $     27,802             $    28,747
                                                                         ============             ===========

------------------------------

(1) The Operating Partnership provides a $15.2 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds and Limited Tax Bonds.

(2) See Note 8, "Investments in Unconsolidated Companies - Unconsolidated Debt Analysis," for a description of the terms of this debt.

(3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $7.7 million outstanding at September 30, 2003 and the amount guaranteed was $5.4 million.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) The Operating Partnership and its joint venture partner each provide a $4.3 million letter of credit to guarantee repayment of up to $8.5 million of the loan to Main Street Partners, L.P.

(5) The Operating Partnership and its joint venture partner each provide a $3.0 million letter of credit to guarantee repayment of up to $6.0 million of the Manalapan debt with Corus Bank.

OTHER COMMITMENTS

         On September 23, 2003, the Operating Partnership entered into a one year option agreement for the future sale of approximately 1.5 acres of undeveloped investment land located in Houston, Texas for approximately $7.8 million. The Operating Partnership received $0.01 million of consideration in September 2003. The option agreement may be extended up to four years on a yearly basis at the option of the prospective purchaser for additional consideration.

         See Note 16, "COPI," for a description of the Operating Partnership's commitments related to the agreement with COPI, executed on February 14, 2002.

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

LITIGATION

         The Operating Partnership is involved from time to time in various claims and legal actions in the ordinary course of business. Management does not believe that the impact of such matters will have a material adverse effect on the Operating Partnership's financial position or its results of operations when resolved.

12. MINORITY INTEREST

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

         The following table summarizes the minority interest liability as of September 30, 2003 and December 31, 2002:

                                                                           2003           2002
                                                                         ---------     ---------
(in thousands)

Development joint venture partners - Residential Development Segment     $  22,822     $  24,937
Joint venture partners - Office Segment                                      7,466        11,202
Joint venture partners - Resort/Hotel Segment                                7,406         7,833
                                                                         ---------     ---------
                                                                         $  37,694     $  43,972
                                                                         =========     =========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes the minority interests' share of net income (loss) for the nine months ended September 30, 2003 and 2002:

(in thousands)                                                              2003         2002
--------------                                                           ---------     ---------
Development joint venture partners - Residential Development Segment     $  (1,628)    $  (2,651)
Joint venture partners - Office Segment                                        383        (1,060)
Joint venture partners - Resort/Hotel Segment                                  523            22
Subsidiary preferred equity                                                      -        (5,724)
                                                                         ---------     ---------
                                                                         $    (722)    $  (9,413)
                                                                         =========     =========

13. PARTNERS' CAPITAL

         Each Operating Partnership unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the nine months ended September 30, 2003, there were 4,995 units exchanged for 9,990 common shares of the Company.

DISTRIBUTIONS

         The following table summarizes the distributions paid or declared to unitholders and preferred unitholders during the nine months ended September 30, 2003 (dollars in thousands, except per unit amounts).

                                                                                              ANNUAL
                                   DIVIDEND/         TOTAL         RECORD      PAYMENT       DIVIDEND/
        SECURITY                  DISTRIBUTION      AMOUNT          DATE        DATE       DISTRIBUTION
------------------------          ------------    ----------      --------    --------     ------------
Units                              $    0.75      $   43,871      01/31/03    02/14/03      $     3.00
Units                              $    0.75      $   43,872      04/30/03    05/15/03      $     3.00
Units                              $    0.75      $   43,873      07/31/03    08/15/03      $     3.00
Units                              $    0.75      $   43,873      10/31/03    11/14/03      $     3.00
Series A Preferred Units           $    0.422     $    4,556      01/31/03    02/14/03      $   1.6875
Series A Preferred Units           $    0.422     $    4,556      04/30/03    05/15/03      $   1.6875
Series A Preferred Units           $    0.422     $    4,556      07/31/03    08/15/03      $   1.6875
Series A Preferred Units           $    0.422     $    4,556      10/31/03    11/14/03      $   1.6875
Series B Preferred Units           $    0.594     $    2,019      01/31/03    02/14/03      $   2.3750
Series B Preferred Units           $    0.594     $    2,019      04/30/03    05/15/03      $   2.3750
Series B Preferred Units           $    0.594     $    2,019      07/31/03    08/15/03      $   2.3750
Series B Preferred Units           $    0.594     $    2,019      10/31/03    11/14/03      $   2.3750

14. INCOME TAXES

TAXABLE CONSOLIDATED ENTITIES

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of taxable consolidated entities for financial reporting purposes and the amounts used for income tax purposes. For the nine months ended September 30, 2003, the taxable consolidated entities were comprised of the taxable REIT subsidiaries of the Company.

         Income or losses of the Operating Partnership are allocated to the partners of the Operating Partnership for inclusion in their respective income tax calculations. Accordingly, no provision or benefit for income taxes has been made other than for certain consolidated subsidiaries. The Operating Partnership consolidates certain taxable REIT subsidiaries of the Company, which are subject to federal and state income tax. For the nine months ended September 30, 2003 and 2002, the Operating Partnership's federal income tax benefit was $10.5 million and $6.5 million, respectively. The Operating Partnership's $10.5 million income tax benefit at September 30, 2003 consists primarily of $6.3 million for the Residential Development Segment and $3.7 million for the Resort/Hotel Segment.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Operating Partnership's total net tax asset of approximately $54.5 million at September 30, 2003 includes $32.5 million of net deferred tax assets. SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. There was no change in the valuation allowance during the nine months ended September 30, 2003.

15. RELATED PARTY TRANSACTIONS

DBL HOLDINGS, INC.

         Since June 1999, the Operating Partnership contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2. G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by GMSP and GMACCM. The G2 general partner is entitled to an annual asset management fee. The ownership structure of GMSP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. The remaining approximately 2% general partnership interest is owned by parties unrelated to the Operating Partnership. At September 30, 2003, DBL had an approximately $13.4 million investment in G2.

         On January 2, 2003, the Operating Partnership purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL from Mr. Goff. Total consideration paid for Mr. Goff's interest was $0.4 million. The Board of Trust Managers of the Company, including all the independent trust managers, approved the transaction based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by the Operating Partnership and is consolidated in the Residential Development Segment as of and for the nine months ended September 30, 2003. Also, because DBL owns a majority of the voting stock in MVDC and HADC, the Operating Partnership consolidated these two Residential Development Corporations as of and for the nine months ended September 30, 2003.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of September 30, 2003, the Operating Partnership had approximately $37.8 million of loans outstanding to certain employees and trust managers of the General Partner and the Company on a recourse basis pursuant to the Company's and the Operating Partnership's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares or units of the Company pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.3 million of the $37.8 million total outstanding loans at September 30, 2003. Approximately $0.3 million of interest was outstanding related to these loans as of September 30, 2003. No conditions exist at September 30, 2003 which would cause any of the loans to be in default. Effective July 29, 2002, the Operating Partnership ceased offering to the employees and trust managers the option to obtain loans pursuant to the Company's and the Operating Partnership's stock and unit incentive plans.

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

16. COPI

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

         The Agreement provides that COPI and the Operating Partnership will jointly seek to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Operating Partnership has agreed to provide approximately $14.0 million to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Operating Partnership also agreed, however, that the Company will issue common shares with a minimum dollar value of approximately $2.2 million to the COPI stockholders, even if it would cause the total costs, claims and expenses that it pays to exceed $14.0 million. Currently, the Operating Partnership estimates that the value of the common shares that will be issued to the COPI stockholders will be between approximately $2.2 million and $3.0 million. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary from the estimated amounts, but will have a value of at least $2.2 million.

         In addition, the Operating Partnership has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. The Operating Partnership expects to form and capitalize a new entity ("Crescent Spinco"), to be owned by the unitholders of the Operating Partnership and shareholders of the Company. Crescent Spinco then would purchase COPI's interest in AmeriCold Logistics for between $15.0 million and $15.5 million. COPI has agreed that it will use the proceeds of the sale of the AmeriCold Logistics interest to repay Bank of America in full.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements............................................................       40

Results of Operations
     Three and nine months ended September 30, 2003 and 2002..........................       41

Liquidity and Capital Resources
     Cash Flows for the nine months ended September 30, 2003..........................       48

Debt Financing........................................................................       52

Recent Developments...................................................................       55

Unconsolidated Investments............................................................       57

Significant Accounting Policies.......................................................       59

Funds from Operations Available to Partners...........................................       63

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

     - Financing risks, such as the Operating Partnership's ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable rate debt, the Operating Partnership's ability to meet financial and other covenants and the Operating Partnership's ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

     - The ability of the Operating Partnership to consummate anticipated office acquisitions and investment land and other dispositions on favorable terms and within anticipated time frames;

     - Further or continued adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy) which may further jeopardize the ability of the tenant to pay all current and deferred rent due;

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

                              RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's financial data as a percentage of total revenue for the three and nine months ended September 30, 2003 and 2002, and the variance in dollars between the three and nine months ended September 30, 2003 and 2002.

                                                              FINANCIAL DATA AS A       FINANCIAL DATA AS A    TOTAL VARIANCE IN
                                                              PERCENTAGE OF TOTAL       PERCENTAGE OF TOTAL     DOLLARS BETWEEN
                                                             REVENUES FOR THE THREE    REVENUES FOR THE NINE    THE THREE MONTHS
                                                              MONTHS ENDED SEPT 30,    MONTHS ENDED SEPT 30,      ENDED SEPT 30,
                                                             ----------------------    ---------------------   -----------------
                                                                                                                 (IN MILLIONS)
                                                                 2003      2002           2003       2002         2003 AND 2002
                                                                 -----     ----           ----       ----         -------------
REVENUE:
  Office Property                                                 60.0%    59.0%         56.5%       56.5%          $ (13.8)
  Resort/Hotel Property                                           25.9     23.5          25.6        20.4              (1.4)
  Residential Development Property                                14.1     17.5          17.9        23.1             (12.0)
                                                                 -----    -----         -----       -----           -------
     TOTAL PROPERTY REVENUE                                      100.0%   100.0%        100.0%      100.0%            (27.2)
                                                                 -----    -----         -----       -----           -------

EXPENSE:
  Office Property real estate taxes                                7.4%     7.2%          7.6%        7.8%             (1.7)
  Office Property operating expenses                              20.8     17.8          19.4        17.1               1.4
  Resort/Hotel Property expense                                   21.2     18.7          20.6        15.2               0.3
  Residential Development Property expense                        14.0     16.5          16.6        21.0              (9.6)
                                                                 -----    -----         -----       -----           -------
     TOTAL PROPERTY EXPENSE                                       63.4%    60.2%         64.2%       61.1%             (9.6)
                                                                 -----    -----         -----       -----           -------
INCOME FROM PROPERTY OPERATIONS                                   36.6%    39.8%         35.8%       38.9%            (17.6)
                                                                 -----    -----         -----       -----           -------

OTHER INCOME (EXPENSE):
  Income from investment land sales, net                           5.4%     2.3%          2.0%        0.7%              5.9
  Gain on joint venture of properties, net                         0.0      7.4           0.0         2.4             (17.7)
  Interest and other income                                        0.6      1.5           0.6         2.5              (2.3)
  Corporate general and administrative                            (3.8)    (3.4)         (3.1)       (2.7)              0.2
  Interest expense                                               (20.3)   (19.7)        (19.4)      (18.6)              4.1
  Amortization of deferred financing costs                        (1.3)    (1.1)         (1.2)       (1.1)             (0.1)
  Depreciation and amortization                                  (17.8)   (15.4)        (16.7)      (14.0)             (1.0)
  Impairment charges related to real estate assets                 0.0      0.0          (0.2)       (0.1)              0.0
  Other expenses                                                  (0.1)     0.0          (0.2)        0.0              (0.1)
  Equity in net income (loss) of unconsolidated companies:
     Office Properties                                             2.6      0.4           1.3         0.5               4.6
     Resort/Hotel Properties                                       0.0     (0.1)          0.3         0.0               0.0
     Residential Development Properties                            0.8      1.8           0.6         3.1              (2.6)
     Temperature-Controlled Logistics Properties                  (0.5)    (1.3)          0.0        (0.5)              2.2
     Other                                                        (0.4)    (0.3)         (0.1)       (0.7)             (0.1)
                                                                 -----    -----         -----       -----           -------
     TOTAL OTHER INCOME (EXPENSE)                                (34.8)%  (27.9)%       (36.1)%     (28.5)%            (6.9)
                                                                 -----    -----         -----       -----           -------

     INCOME (LOSS) FROM CONTINUING
        OPERATIONS BEFORE MINORITY
        INTERESTS AND INCOME TAXES                                 1.8%    11.9%         (0.3)%      10.4 %           (24.5)

  Minority interests                                              (0.1)    (0.6)         (0.1)       (1.3)              0.8
  Income tax benefit                                               2.3      1.1           1.6         0.9               2.4
                                                                 -----    -----         -----       -----           -------

INCOME BEFORE DISCONTINUED OPERATIONS
  AND CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                             4.0%    12.4%          1.2%       10.0%            (21.3)
  Net income (loss) from discontinued operations                  (1.0)     0.7           0.2         0.7              (3.9)
  (Loss) gain on real estate from discontinued operations         (1.1)     0.7          (3.0)        0.8              (4.0)
  Cumulative effect of a change in accounting principle            0.0      0.0           0.0        (1.4)              0.0
                                                                 -----    -----         -----       -----           -------

NET INCOME (LOSS)                                                  1.9%    13.8%         (1.6)%      10.1%            (29.2)

  Series A Preferred Unit distributions                           (2.2)    (1.9)         (2.1)       (1.7)              0.0
  Series B Preferred Unit distributions                           (1.0)    (0.8)         (0.9)       (0.4)              0.0
                                                                 -----    -----         -----       -----           -------
NET (LOSS) INCOME AVAILABLE TO PARTNERS
                                                                  (1.3)%   11.1%         (4.6)%       8.0%          $ (29.2)
                                                                 =====    =====         =====       =====           =======

                                                             TOTAL VARIANCE IN
                                                              DOLLARS BETWEEN
                                                              THE NINE MONTHS
                                                               ENDED SEPT 30,
                                                             -----------------
                                                               (IN MILLIONS)
                                                               2003 AND 2002
                                                               -------------
REVENUE:
  Office Property                                                $ (35.1)
  Resort/Hotel Property                                             22.0
  Residential Development Property                                 (49.0)
                                                                 -------
     TOTAL PROPERTY REVENUE                                        (62.1)
                                                                 -------

EXPENSE:
  Office Property real estate taxes                                 (6.0)
  Office Property operating expenses                                 4.5
  Resort/Hotel Property expense                                     26.6
  Residential Development Property expense                         (42.5)
                                                                 -------
     TOTAL PROPERTY EXPENSE                                        (17.4)
                                                                 -------
INCOME FROM PROPERTY OPERATIONS                                    (44.7)
                                                                 -------

OTHER INCOME (EXPENSE):
  Income from investment land sales, net                             7.4
  Gain on joint venture of properties, net                         (17.6)
  Interest and other income                                        (14.4)
  Corporate general and administrative                              (0.7)
  Interest expense                                                   6.4
  Amortization of deferred financing costs                           0.0
  Depreciation and amortization                                     (9.0)
  Impairment charges related to real estate assets                  (0.2)
  Other expenses                                                    (1.0)
  Equity in net income (loss) of unconsolidated companies:
     Office Properties                                               5.1
     Resort/Hotel Properties                                         2.1
     Residential Development Properties                            (18.7)
     Temperature-Controlled Logistics Properties                     4.0
     Other                                                           3.6
                                                                 -------
     TOTAL OTHER INCOME (EXPENSE)                                  (33.0)
                                                                 -------

     INCOME (LOSS) FROM CONTINUING
        OPERATIONS BEFORE MINORITY
        INTERESTS AND INCOME TAXES                                 (77.7)

  Minority interests                                                 8.7
  Income tax benefit                                                 4.0
                                                                 -------

INCOME BEFORE DISCONTINUED OPERATIONS
  AND CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                             (65.0)
  Net income (loss) from discontinued operations                    (3.7)
  (Loss) gain on real estate from discontinued operations          (25.3)
  Cumulative effect of a change in accounting principle             10.3
                                                                 -------

NET INCOME (LOSS)                                                  (83.7)

  Series A Preferred Unit distributions                             (1.5)
  Series B Preferred Unit distributions                             (3.1)
                                                                 -------
NET (LOSS) INCOME AVAILABLE TO PARTNERS
                                                                 $ (88.3)
                                                                 =======

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

PROPERTY REVENUES

         Total property revenues decreased $27.2 million, or 11.4%, to $211.6 million for the three months ended September 30, 2003, as compared to $238.8 million for the three months ended September 30, 2002. The primary components of the decrease in total property revenues are discussed below.

     - Office Property revenues decreased $13.8 million, or 9.8%, to $127.0 million, primarily due to:

          - a decrease of $8.0 million from the 57 consolidated Office Properties (excluding 2002 and 2003 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, primarily due to a 5.4 percentage point decline in occupancy (from 89.6% to 84.2%) resulting in decreases in both rental revenue and operating expense recoveries;

          - a decrease of $6.6 million resulting from the contribution of two Office Properties to joint ventures in the third quarter 2002; and

          - a decrease of $5.0 million related to the insurance settlement in 2002 for tornado damage at the Carter Burgess Plaza Office Property; partially offset by

          - an increase of $2.7 million from the acquisition of the Johns Manville Plaza Office Property in August 2002 and The Colonnade Office Property in August 2003;

          - an increase of $2.3 million in net lease termination fees to $5.3 million for third quarter 2003; and

          - an increase of $1.1 million resulting from third party management services and related direct expense reimbursements.

     - Residential Development revenues decreased $12.0 million, or 28.7%, to $29.8 million, primarily due to:

          - a decrease of $17.6 million primarily due to the sale of 19 fewer units at CRDI; partially offset by

          - an increase of $3.5 million due to consolidation of MVDC and HADC in 2003.

PROPERTY EXPENSES

         Total property expenses decreased $9.6 million, or 6.7%, to $134.1 million for the three months ended September 30, 2003, as compared to $143.7 million for the three months ended September 30, 2002. The primary components of the decrease in total property expenses are discussed below.

     - Office Property expenses decreased $0.3 million, or 0.5%, to $59.5 million, primarily due to:

          - a decrease of $2.6 million due to the contribution of two Office Properties to joint ventures in 2002;

          - a decrease of $0.7 million related to consulting fees incurred in 2002 on the 5 Houston Center development and a reduction in nonrecurring legal fees for the Office Segment; and

          -    a decrease of $0.4 million of other expenses; partially offset by

          - an increase of $1.3 million in operating expenses from the 57 consolidated Office Properties (excluding 2002 and 2003 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, due to:

                    - $2.5 million increase in utilities expense, primarily attributable to a new utility contract for the Texas Office Properties; and

                    - $1.7 million increase in building repairs and maintenance expense; partially offset by

                    -    $1.2 million decrease in bad debt expense;

                    - $1.0 million decrease in property taxes and other taxes and assessments; and

                    -    $0.7 million decrease in other expenses;

          - an increase of $1.1 million from the acquisition of Johns Manville Plaza Office Property in August 2002 and The Colonnade Office Property in August 2003; and

          - an increase of $0.9 million attributable to the cost of providing third party management services to joint venture properties, which are recouped by increased third party fee income and direct expense reimbursements.

     - Residential Development Property expenses decreased $9.6 million, or 24.4%, to $29.7 million, primarily due to:

          - a decrease of $14.4 million primarily due to a reduction in cost of sales related to the sale of 19 fewer units at CRDI; partially offset by

          - an increase of $2.6 million primarily due to increased cost of sales from the consolidation of MVDC and HADC in 2003.

OTHER INCOME/EXPENSE

         Total other income and expenses increased $6.9 million, or 10.3%, to $73.6 million for the three months ended September 30, 2003, as compared to $66.7 million for the three months ended September 30, 2002. The primary components of the increase in total other expenses are discussed below.

         OTHER INCOME

         Other income decreased $10.0 million, or 35.8%, to $17.9 million for the three months ended September 30, 2003, as compared to $27.9 million for the three months ended September 30, 2002. The primary components of the decrease in other income are discussed below.

     - Gain on joint venture of properties, net decreased $17.7 million due to a net gain of $17.7 million on the joint venture of three properties in 2002.

     -   Interest and other income decreased $2.3 million due to:

          - a decrease in interest income of $1.8 million as a result of the repayment in full in August 2002 of a loan that was originated in March 2000 from the Operating Partnership to Crescent SH IX, Inc. ("SH IX"), a subsidiary of the Company, in connection with the repurchase of 14,468,623 common shares of the Company; and

          - a decrease in interest income of $0.5 million as a result of the payoff of two notes receivable, with an aggregate principal balance of $19.9 million, in 2002.

     - Equity in net income of unconsolidated companies increased $4.1 million, or 341.7%, to $5.3 million, primarily due to:

          - an increase of $4.6 million in Office Properties equity in net income primarily due to the gain on sale of three properties at Woodlands CPC in 2003; and

          - an increase of $2.2 million in Temperature-Controlled Logistics Properties equity in income due to an increase in rental income due to improved operations, a gain on the sale of one facility and an improvement in interest expense and other income; partially offset by

          - a decrease of $2.5 million in Residential Development Properties equity in net income due to a reduction in lot sales at the Woodlands Land Development Company, L.P. and consolidation of the operations of MVDC and HADC as a result of the Operating Partnership's purchase, on January 2, 2003, of the remaining economic interest in DBL, which owns a majority of the voting stock in MVDC and HADC..

     - Income from investment land sales, net increased $5.9 million, due to the gain on sale of two parcels of land, located in Texas, in 2003 compared to the sale of one parcel of land, located in Arizona, in 2002.

         OTHER EXPENSES

         Other expenses decreased $3.1 million, or 3.3%, to $91.6 million for the three months ended September 30, 2003, as compared to $94.7 million for the three months ended September 30, 2002. The primary components of the decrease in other expenses are discussed below.

     - Interest expense decreased $4.1 million, or 8.7%, to $43.0 million due to a decrease of 0.88% in the weighted average interest rate, partially offset by an increase of $56.0 million in the weighted average debt balance.

     - Depreciation expense increased $1.0 million, or 2.7%, to $37.7 million primarily due to an increase in Office Property depreciation expense primarily attributable to an increase in lease commissions and building improvements.

INCOME TAX BENEFIT

         Income tax benefit increased $2.4 million, or 96.0%, to $4.9 million primarily due to an increase of $2.7 million attributable to Residential Development Property operations, partially offset by a decrease of $0.5 million from Resort/Hotel Property operations.

DISCONTINUED OPERATIONS

         Income from discontinued operations on assets sold and held for sale decreased $7.9 million, or 239.4%, to a loss of $4.6 million, primarily due to:

          - a decrease of $3.9 million due to net operating losses in 2003 from seven office properties and one retail property held for sale in 2003;

          - a decrease of $2.4 million due to the impairment of three behavioral healthcare properties in 2003; and

          - a decrease of $1.6 million due to the gain on the sale of two office properties in 2002.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

         The following comparison of the results of operations for the nine months ended September 30, 2003 and the nine months ended September 30, 2002 reflects the consolidation of eight of the Resort/Hotel Properties and three of the Residential Development Properties commencing on February 14, 2002, as a result of the COPI transaction. Prior to February 14, 2002, the results of operations of the Resort/Hotel Properties were reflected in the Operating Partnership's consolidated financial statements as lease payments and as equity in net income for the Residential Development Properties. Because the results of operations of these Properties are consolidated for the full period in 2003, as compared to a partial period in 2002, the Operating Partnership's financial statements do not provide a direct comparison of the results of operations of the Resort/Hotel Properties or the Residential Development Properties for the full periods in 2003 and 2002. Additional information on the results of operations of the Resort/Hotel Properties or the Residential Development Properties for the full periods in both 2003 and 2002 is provided below under the captions "Resort/Hotel Properties" and "Residential Development Properties."

PROPERTY REVENUES

         Total property revenues decreased $62.1 million, or 8.5%, to $665.5 million for the nine months ended September 30, 2003, as compared to $727.6 million for the nine months ended September 30, 2002. The components of the decrease in total property revenues are discussed below.

     - Office Property revenues decreased $35.1 million, or 8.5%, to $376.0 million, due to:

          - a decrease of $24.8 million from the 57 consolidated Office Properties (excluding 2002 and 2003 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, primarily due to a 5.3 percentage point decline in occupancy (from 90.0% to 84.7%) resulting in decreases in both rental revenue and operating expense recoveries, and decreases in net parking revenues and charges for customary services;

          - a decrease of $22.7 million resulting from the contribution of two Office Properties to joint ventures in the third quarter 2002;

          - a decrease of $5.0 million related to the Carter Burgess Plaza Office Property due to the insurance settlement in 2002 for tornado damage; and

          - a decrease of $0.9 million in development revenue from the construction of 5 Houston Center Office Property in 2002; partially offset by

          - an increase of $9.3 million from the acquisition of the Johns Manville Plaza Office Property in August 2002 and The Colonnade Office Property in August 2003;

          - an increase of $3.8 million resulting from third party management services and related direct expense reimbursements;

          - an increase of $3.5 million in net lease termination fees to $8.3 million for 2003;

          - an increase of $1.3 million resulting from deferred rent recognition for a tenant in 2003; and

          -    an increase of $0.5 million in other revenues.

     - Residential Development Property revenues decreased $49.0 million, or 29.1%, to $119.4 million, primarily due to a reduction in lot, unit and acreage sales at Desert Mountain and CRDI.

     - Resort/Hotel Property revenues increased $22.0 million, or 14.9%, to $170.1 million, primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties for the full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction (prior to February 14, 2002 the Operating Partnership recognized lease payments related to these properties).

PROPERTY EXPENSES

         Total property expenses decreased $17.4 million, or 3.9%, to $427.6 million for the nine months ended September 30, 2003, as compared to $445.0 million for the nine months ended September 30, 2002. The components of the decrease in total property expenses are discussed below.

     - Office Property expenses decreased $1.5 million, or 0.8%, to $179.8 million, primarily due to:

          - a decrease of $9.3 million due to the contribution of two Office Properties to joint ventures in 2002; and

          - a decrease of $1.3 million related to consulting fees incurred in 2002 on the 5 Houston Center Office Property development and a reduction in nonrecurring legal fees for the Office Segment; partially offset by

          - an increase of $3.7 million from the acquisition of Johns Manville Plaza in August 2002 and The Colonnade in August 2003;

          - an increase of $3.2 million related to the cost of providing third party management services to joint venture properties, which are recouped by increased third party fee income and direct expense reimbursements;

          - an increase of $1.4 million in operating expenses from the 57 consolidated Office Properties (excluding 2002 and 2003 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, due to:

                    - $7.8 million increase in utilities expense, primarily attributable to a new utility contract for the Texas Office Properties; and

                    - $0.3 million increase in other expenses; partially offset by

                    -    $3.9 million decrease in property taxes;

                    -    $1.6 million decrease in bad debt expense;

                    - $0.8 million decrease in building repairs, maintenance and security expense; and

                    -    $0.4 million decrease in management fee expenses; and

          - an increase of $0.5 million in taxes/assessments related to various land parcels.

     - Resort/Hotel Property expenses increased $26.6 million, or 24.0%, to $137.3 million, primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties for a full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction on February 14, 2002.

     - Residential Development Property expenses decreased $42.5 million, or 27.8%, to $110.5 million, primarily due to a reduction in lot, unit and acreage sales and related costs at Desert Mountain and CRDI.

OTHER INCOME/EXPENSE

         Total other income and expenses increased $32.9 million, or 15.9%, to $240.0 million for the nine months ended September 30, 2003, as compared to $207.0 million for the nine months ended September 30, 2002. The primary components of the increase in total other expenses are discussed below.

         OTHER INCOME

         Other income decreased $28.4 million, or 48.0%, to $30.8 million for the nine months ended September 30, 2003, as compared to $59.2 million for the nine months ended September 30, 2002. The primary components of the decrease in other income are discussed below.

     - Gain on joint venture of properties, net decreased $17.6 million primarily due to a net gain of $17.7 million on the joint venture of three properties in 2002.

     - Equity in net income of unconsolidated companies decreased $3.9 million, or 22.4%, to $13.5 million, primarily due to:

          - a decrease of $17.3 million in Residential Development Properties equity in net income primarily due to the consolidation of the operations of three of the Residential Development Corporations for the full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction on February 14, 2002; and

          - a decrease of $1.4 million in Residential Development Properties equity in net income due to the consolidation of the operations of MVDC and HADC as a result of the Operating Partnership's purchase, on January 2, 2003, of the remaining economic interest in DBL, which owns a majority of the voting stock in MVDC and HADC; partially offset by

          - an increase of $5.1 million in Office Properties equity in net income primarily due to the gain on sale of three properties at Woodlands CPC in 2003;

          - an increase of $3.9 million in Temperature-Controlled Logistics Properties equity in net income due to the loss on the sale of one facility in 2002 and the gain on the sale of one facility in 2003, a decrease in interest expense, an increase in rental income due to improved operations, an increase in other income related to interest earned on deferred rent balance and reduced general and administrative expenses;

          - an increase of $3.6 million in other unconsolidated companies primarily due to:

                    - the consolidation of DBL on January 2, 2003, which incurred a $4.8 million loss which includes a $5.2 million impairment in 2002 for Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., partially offset by earnings from G2 in 2002; and

                    - $0.9 million of equity earnings at DBL - ABC, Inc. in 2003; partially offset by

                    - equity losses of $1.8 million in 2003 resulting from operations at the Woodlands Conference Center and Country Club in 2003.

          - an increase of $2.1 million in Resort/Hotel Properties equity in net income, primarily due to a series of transactions in October 2002 in which the Operating Partnership increased its equity interest in the Ritz Carlton Palm Beach Hotel from 25% to 50%, and the Operating Partnership's $1.9 million portion of a payment received from the operator of the Resort/Hotel Property pursuant to the terms of the operating agreement because the Property did not achieve the specified net operating income level for 2002.

     - Interest and other income decreased $14.3 million, or 77.3%, to $4.2 million, primarily attributable to:

          - a decrease of $1.1 million due to the payoff of the Temperature-Controlled Logistics Corporation's notes receivable and a decrease of $0.8 million due to the payoff of the Manalapan Hotel Partners' note receivable, both in 2002; and

          - a decrease in interest income of $12.6 million as a result of the repayment in full in August 2002 of a loan that was originated in March 2000 from the Operating Partnership to SH IX in connection with the repurchase of 14,468,623 common shares of the Company.

     - Income from investment land sales, net increased $7.4 million, due to net income from the sales of three parcels of land, located in Texas, in 2003 compared to the sale of one parcel of land, located in Arizona, in 2002.

         OTHER EXPENSES

         Other expenses increased $4.6 million, or 1.7%, to $270.8 million for the nine months ended September 30, 2003, as compared to $266.2 million for the nine months ended September 30, 2002. The primary components of the increase in other expenses are discussed below.

     - Depreciation expense increased $9.0 million, or 8.8%, to $110.9 million, primarily due to:

          - an increase of $5.0 million in Residential Development Property and Resort/Hotel Property depreciation expense; and

          - an increase of $3.8 million in Office Property depreciation expense, attributable to:

                    - an increase of $6.9 million due to an increase in lease commissions, building improvements and other leasing costs; and

                    - an increase of $1.3 million from Johns Manville Office Property acquired in August 2002; partially offset by

                    - a decrease of $4.4 million associated with the contribution of two Office Properties to joint ventures in 2002.

     - Other expenses increased $1.0 million due to a loss from the sale of marketable securities and franchise taxes related to the sale of a property in 2002.

     - Corporate, general and administrative expenses increased $0.7 million, or 3.5%, to $20.5 million, primarily due to increased legal expenses, shareholder services and consulting costs related to the Sarbanes-Oxley Act.

     - Interest expense decreased $6.4 million, or 4.7%, to $129.3 million due to a decrease of 0.49% in the weighted average interest rate, partially offset by an increase of $32.8 million in the weighted average debt balance.

INCOME TAX BENEFIT

         Income tax benefit increased $4.0 million, or 61.5%, to $10.5 million primarily due to an increase of $9.7 million attributable to Residential Development operations and an increase of $0.7 million attributable to Hotel/Resort operations, partially offset by a $6.7 million deferred tax asset recorded in 2002.

DISCONTINUED OPERATIONS

         Income from discontinued operations on assets sold and held for sale decreased $29.0 million, or 268.5%, to a loss of $18.3 million, due to:

          - a decrease of $15.0 million due to the impairment in 2003 on the 1800 West Loop South Office Property;

          - a decrease of $7.8 million due to the gain on the sale of four office properties in 2002;

          - a decrease of $3.5 million due to the impairment of five behavioral healthcare properties in 2003 and one in 2002;

          - a decrease of $3.8 million due to net operating losses in 2003 from seven office properties and a retail property held for sale in 2003; and

          - a decrease of $0.3 million due to the loss on sales of three behavioral healthcare properties in 2003; partially offset by

          - an increase of $1.4 million due to the impairment in 2002 of two transportation companies sold in 2002.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         In conjunction with the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," the Operating Partnership reported a cumulative effect of a change in accounting principle for the nine months ended September 30, 2002, which resulted in a charge of $10.3 million. This charge is due to an impairment (net of taxes) of the goodwill of the Temperature-Controlled Logistics Corporation and CRDI.

RESORT/HOTEL PROPERTIES

         The following provides a comparison of the results of operations of the Resort/Hotel Properties for the nine months ended September 30, 2003 and 2002.

                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                    -----------------------------------------------------
(in thousands)                           2003                2002               VARIANCE
--------------                      -------------       -------------          ----------
Lease revenues                      $       3,662       $      10,128
Operating revenues                        166,460             138,029
Operating expenses                       (137,325)           (110,701)
                                    -------------       -------------          ----------
     Net Operating Income           $      32,797       $      37,456          $   (4,659)
                                    -------------       -------------          ----------

         The net operating income for the Resort/Hotel Properties decreased $4.7 million, or 12.5%, to $32.8 million, primarily due to an increase of $4.1 million in Resort/Hotel Property expenses, primarily consisting of insurance and workers' compensation expenses. Resort net operating income as a percentage of revenue decreased two percentage points from 19% to 17% and Business Class Hotel net operating income as a percentage of revenue decreased one percentage point from 23% to 22%.

RESIDENTIAL DEVELOPMENT PROPERTIES

         The following provides a comparison of the results of operations of the Residential Development Properties for the nine months ended September 30, 2003 and 2002.

                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------------------------
(in thousands)                                       2003                2002             VARIANCE
--------------                                   -----------         -----------         ----------
Operating revenues                               $   119,380         $   168,372
Operating expenses                                  (110,483)           (152,983)
Depreciation and amortization                         (7,817)             (4,885)
Equity in net income of unconsolidated
   Companies                                           4,235              22,934
Income tax benefit (provision)                         6,302              (3,411)
Minority interests                                    (1,628)             (2,651)
Discontinued operations                                    -              (1,539)
                                                 -----------         -----------         ----------
     Net Income                                  $     9,989         $    25,837         $  (15,848)
                                                 -----------         -----------         ----------

         Net income for the Residential Development Properties decreased $15.8 million, or 61.2%, to $10.0 million, primarily due to:

     - a decrease of approximately $11.3 million due to the sale of 20 fewer lots and product mix at Desert Mountain, 175 fewer units and six fewer equivalent time share units at CRD, and 73 fewer lots and 10 fewer acres at The Woodlands in 2003;

     - a decrease of approximately $6.0 million as a result of gains recognized on the disposition of two properties at The Woodlands in 2002; and

     - a decrease of $0.8 million due to the sale of two transportation companies in December 2002 by CRDI; partially offset by

     - an increase of $1.4 million due to a goodwill impairment at CRDI in 2002 resulting from the adoption of SFAS No. 142.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                 FOR THE NINE
                                            MONTHS ENDED SEPT 30,
             (in millions)                         2003
             -------------                  ---------------------
Cash provided by Operating Activities           $  53.5
Cash used in Investing Activities                 (61.6)
Cash used in Financing Activities                  (7.7)
                                                -------
Decrease in Cash and Cash Equivalents           $ (15.8)
Cash and Cash Equivalents, Beginning of
Period                                             75.4
                                                -------
Cash and Cash Equivalents, End of Period        $  59.6
                                                =======

OPERATING ACTIVITIES

         The Operating Partnership's cash provided by operating activities of $53.5 million is attributable to Property operations.

INVESTING ACTIVITIES

         The Operating Partnership's cash used in investing activities of $61.6 million is primarily attributable to:

          - $51.1 million for revenue and non-revenue enhancing tenant improvement and leasing costs for Office Properties;

          -    $28.7 million for Residential Development Property investments;

          - $18.5 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

          -    $14.8 million for the acquisition of rental properties;

          - $4.8 million of additional investment in unconsolidated Residential Development Properties;

          -    $3.6 million for development of investment properties;

          -    $1.4 million of additional investment in SunTx;

          - $0.9 million of additional investment in Temperature-Controlled Logistics Properties; and

          - $0.8 million resulting from an increase in restricted cash, due primarily to an increase in escrow deposits for capital expenditures at the Operating Partnership's Office Properties.

          The cash used in investing activities is partially offset by:

          - $19.1 million resulting from a decrease in notes receivable, primarily due to payment on a short-term seller financing note attributable to the sale of two Office Properties in The Woodlands and collections on developer financing notes at the Residential Development Properties related to lot and unit sales in 2002;

          -    $16.0 million of proceeds from property sales;

          - $11.4 million in cash resulting from the consolidation of MVDC and HADC;

          - $7.7 million from return of investments in unconsolidated Office Properties;

          -    $5.4 million from return of investments in SunTx;

          - $3.2 million from return of investments in Temperature-Controlled Logistics Properties; and

          - $0.2 million from return of investments in unconsolidated Residential Development Properties.

FINANCING ACTIVITIES

         The Operating Partnership's cash used in financing activities of $7.7 million is primarily attributable to:

          - $134.0 million of payments under the Operating Partnership's credit facility, primarily from proceeds from the new Cigna note;

          -    $131.3 million of distributions to unitholders;

          - $97.2 million of payments under other borrowings, partially resulting from the payoff of the Cigna Note;

          -    $56.0 million of Residential Development Property note payments;

          -    $19.7 million of distributions to preferred unitholders;

          - $9.5 million of net capital distributions to joint venture partners; and

          -    $2.6 million of debt financing costs.

          The  cash used in financing activities is partially offset by:

          - $284.5 million of proceeds from borrowings under the Operating Partnership's credit facility, a portion of which were used to pay off the Cigna Note and for investment in Residential Development Properties and tenant improvements, leasehold commissions and property improvements for the Office Segment;

          - $100.5 million of proceeds from other borrowings, primarily as a result of the new Cigna note; and

          - $57.5 million of proceeds from borrowings for construction costs for infrastructure development on Residential Development Properties.

LIQUIDITY REQUIREMENTS

DEBT FINANCING SUMMARY

         The following tables show summary information about the Operating Partnership's debt, including its share of unconsolidated debt, as of September 30, 2003. Additional information about the significant terms of the Operating Partnership's debt financing arrangements, its unconsolidated debt, and the Operating Partnership's guarantees of unconsolidated debt, is contained in Note 9, "Notes Payable and Borrowings under Credit Facility," Note 8, "Investments in Unconsolidated Companies," and Note 11, "Commitments and Contingencies" of Item 1, "Financial Statements."

                                     TOTAL                        SHARE OF
                                   OPERATING                   UNCONSOLIDATED
(in thousands)                PARTNERSHIP DEBT (1)                DEBT (2)            TOTAL (3)
--------------                --------------------             --------------        -----------
Fixed Rate Debt                    $ 1,677,547                    $323,767           $ 2,001,314
Variable Rate Debt                     898,922                     236,349             1,135,271
                                   -----------                    --------           -----------
Total Debt                         $ 2,576,469                    $560,116           $ 3,136,585
                                   ===========                    ========           ===========

---------------------

(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $500.0 million of hedged variable rate debt, are 85% and 15%, respectively.

(2) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $42.5 million of hedged variable rate debt, are 65% and 35%, respectively.

(3) Balance excludes hedges. The percentages for total consolidated and unconsolidated fixed rate debt and variable rate debt, including the $542.5 million of hedged variable rate debt, are 81% and 19%, respectively.

         Listed below are the aggregate principal payments by year required as of September 30, 2003. Scheduled principal installments and amounts due at maturity are included.

                                                     UNSECURED         TOTAL
                                                       DEBT         OPERATING           SHARE OF
                       SECURED       UNSECURED        LINE OF       PARTNERSHIP      UNCONSOLIDATED
 (in thousands)          DEBT          DEBT           CREDIT           DEBT               DEBT             TOTAL
---------------      -----------     ----------     ----------     ------------      --------------     -----------
2003                 $    17,643     $  7,000       $       -      $    24,643         $  12,027        $    36,670
2004                     285,554            -         314,500          600,054            86,910            686,964
2005                     381,903            -               -          381,903           162,286            544,189
2006                      18,920            -               -           18,920            23,977             42,897
2007                      26,892      250,000               -          276,892            48,384            325,276
Thereafter               899,057      375,000               -        1,274,057           226,532          1,500,589
                     -----------     --------       ---------      -----------         ---------        -----------
                     $ 1,629,969     $632,000       $ 314,500      $ 2,576,469         $ 560,116        $ 3,136,585
                     ===========     ========       =========      ===========         =========        ===========

CAPITAL EXPENDITURES

         As of September 30, 2003, the Operating Partnership had unfunded capital expenditures of approximately $56.4 million relating to capital investments that are not in the ordinary course of operations of the Operating Partnership's business segments. The table below specifies the Operating Partnership's requirements for capital expenditures and its amounts funded as of September 30, 2003, and amounts remaining to be funded (future fundings classified between short-term and long-term capital requirements):

                                                                                                      CAPITAL EXPENDITURES
                                                                                                --------------------------------
                                                    TOTAL      AMOUNT FUNDED      AMOUNT        SHORT-TERM
                                                   PROJECT      AS OF SEPT     REMAINING TO      (NEXT 12          LONG-TERM
(in millions)       PROJECT                        COST (1)      30, 2003          FUND         MONTHS)(2)      (12+ MONTHS)(2)
------------------------------------------         --------    ------------    ------------    ------------     ----------------
OFFICE SEGMENT
   Acquired or Developed Properties(3)             $   2.2      $   (1.5)         $   0.7         $  0.7             $    -
   Houston Center Shops Redevelopment(4)              11.6          (2.7)             8.9            8.9                  -

RESIDENTIAL DEVELOPMENT SEGMENT(5)
   Tahoe Mountain Properties & Club                   85.3         (78.9)             6.4            6.4                  -
   Desert Mountain Golf Course and
   Water Supply Pipeline                              55.9         (46.3)             9.6            9.6                  -

RESORT/HOTEL SEGMENT
   Canyon Ranch - Tucson Land -
       Construction Loan(6)                            3.2             -              3.2            1.6                1.6

OTHER
   SunTx(7)                                           19.0          (6.9)            12.1            4.0                8.1
   Crescent Spinco(8)                                 15.5             -             15.5           15.5                  -
                                                   -------      --------          -------         ------             ------
TOTAL                                              $ 192.7      $ (136.3)         $  56.4         $ 46.7             $  9.7
                                                   =======      ========          =======         ======             ======

------------------------------

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

(8) The Operating Partnership expects to form and capitalize Crescent Spinco, which will be a separate entity to be owned by the Operating Partnership's unitholders and the Company's shareholders, and to cause the new entity to commit to acquire COPI's entire membership interest in AmeriCold Logistics.

LIQUIDITY OUTLOOK

         The Operating Partnership expects to fund its short-term capital requirements of approximately $46.7 million through a combination of construction financing, net cash flow from operations, and borrowings under the Operating

Partnership's credit facility or additional debt facilities. The Operating Partnership plans to meet its maturing debt obligations, through September 30, 2004, of approximately $611.3 million, primarily through electing the extension option on its Credit Facility, refinancing or electing the extension option on the Deutsche Bank-CMBS loan, and extending the maturity date of the Northwestern Life Note pursuant to the terms of an existing commitment.

         The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, debt service requirements, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (such as property improvements, tenant improvements and leasing costs), distributions to shareholders and unitholders, and unfunded expenses related to the COPI bankruptcy, primarily through cash flow provided by operating activities and return of capital from the Residential Development Segment. The Operating Partnership expects to fund the remainder of these short-term liquidity requirements with borrowings under the Operating Partnership's credit facility and additional debt facilities, and proceeds from the sale or joint venture of Properties.

         The Operating Partnership's long-term liquidity requirements as of September 30, 2003 consist primarily of debt maturities after September 30, 2004, which totaled approximately $2.0 billion. The Operating Partnership also has $9.7 million of long-term capital expenditure requirements. The Operating Partnership expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties and return of capital investment from the Residential Development Segment.

         Debt and equity financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include:

    - Additional proceeds from the Operating Partnership's Credit Facility under which the Operating Partnership has up to $53.9 million of borrowing capacity available as of September 30, 2003;

    - Additional proceeds from the refinancing of existing secured and unsecured debt;

    -    Additional debt secured by existing underleveraged properties;

    -    Issuance of additional unsecured debt;

    -    Equity offerings including preferred and/or convertible securities; and

    -    Proceeds from joint ventures and Property sales.

         The following factors could limit the Operating Partnership's ability to utilize these financing alternatives:

    - The reduction in the operating results of the Properties supporting the Operating Partnership's Credit Facility to a level that would reduce the availability under the Credit Facility;

    - A reduction in the operating results of the Properties could limit the Operating Partnership's ability to refinance existing secured and unsecured debt;

    - The Operating Partnership may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of the financial condition of the Operating Partnership or market conditions at the time the Operating Partnership seeks additional financing;

    - Restrictions under the Operating Partnership's debt instruments or outstanding equity may prohibit it from incurring debt or issuing equity on terms available under then-prevailing market conditions or at all; and

    - The Operating Partnership may be unable to service additional or replacement debt due to increases in interest rates or a decline in the Operating Partnership's operating performance.

         The Operating Partnership's portion of unconsolidated debt maturing through September 30, 2004 is $30.3 million. The Operating Partnership's portion of unconsolidated debt maturing after September 30, 2004 is $529.8 million. Unconsolidated debt is the liability of the unconsolidated entity, is typically secured by that entity's property, and is non-recourse to the Operating Partnership except where a guarantee exists.

                                 DEBT FINANCING

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements existing as of September 30, 2003, are shown below:

                                                               BALANCE           INTEREST
                                                             OUTSTANDING         RATE AT
                                               MAXIMUM       AT SEPT 30,         SEPT 30,               MATURITY
             DESCRIPTION(1)                   BORROWINGS        2003               2003                   DATE
-----------------------------------------    -----------     -----------      -------------         ----------------
                                                (dollars in thousands)
SECURED FIXED RATE DEBT:

     AEGON Partnership Note                  $   261,412     $   261,412           7.53       %     July 2009
     LaSalle Note I                              235,829         235,829           7.83             August 2027
     JP Morgan Mortgage Note                     192,395         192,395           8.31             October 2016
     LaSalle Note II                             160,072         160,072           7.79             March 2028
     Cigna Note                                   70,000          70,000           5.22             June 2010
     Bank of America Note                         38,000          38,000           5.53             May 2013
     Metropolitan Life Note V                     37,667          37,667           8.49             December 2005
     Northwestern Life Note                       26,000          26,000           7.66             January 2004
     Woodmen of the World Note                     8,500           8,500           8.20             April 2009
     Nomura Funding VI Note                        7,898           7,898          10.07             July 2020
     Mitchell Mortgage Note                        1,743           1,743           7.00             December 2003
     Construction, Acquisition and other
      obligations for various CRDI and
      MVDC projects                               13,031          13,031      2.90 to 11.25         Jan 04 to May 08
                                             -----------     -----------      -------------
         Subtotal/Weighted Average           $ 1,052,547     $ 1,052,547           7.59       %
                                             -----------     -----------      -------------

UNSECURED FIXED RATE DEBT:
     The 2009 Notes                          $   375,000     $   375,000           9.25       %     April 2009
     The 2007 Notes                              250,000         250,000           7.50             September 2007
                                             -----------     -----------      -------------
         Subtotal/Weighted Average           $   625,000     $   625,000           8.55       %
                                             -----------     -----------      -------------

SECURED VARIABLE RATE DEBT:
     Fleet Fund I and II Term Loan           $   275,000     $   275,000           4.38       %     May 2005
     Deutsche Bank-CMBS Loan(2)                  220,000         220,000           5.84             May 2004
     National Bank of Arizona                     51,825          49,191       4.00 to 5.00         Nov 04 to Dec 05
     FHI Finance Loan                             10,000             435           5.62             September 2009
     Construction, Acquisition and other
       obligations for various CRDI and
       MVDC projects                              74,862          32,796       4.00 to 5.00         Oct 03 to Sept 08
                                             -----------     -----------      -------------
         Subtotal/Weighted Average           $   631,687     $   577,422           4.87       %
                                             -----------     -----------      -------------

UNSECURED VARIABLE RATE DEBT:
     Credit Facility(3)                      $   383,570     $   314,500 (4)       3.00       %     May 2004
     JP Morgan Loan Sales Facility(5)             50,000           7,000           2.50                    -
                                             -----------     -----------      -------------
         Subtotal/Weighted Average           $   433,570     $   321,500           2.99       %
                                             -----------     -----------      -------------

         TOTAL/WEIGHTED AVERAGE              $ 2,742,804     $ 2,576,469           6.65       %(6)
                                             ===========     ===========      =============

AVERAGE REMAINING TERM                                                                              6.9 years

--------------------------------

(1) For more information regarding the terms of the Operating Partnership's debt financing arrangements, including the amounts payable at maturity, properties securing the Operating Partnership's secured debt and the method of calculation of the interest rate for the Operating Partnership's variable rate debt, see Note 9, "Notes Payable and Borrowings under the Credit Facility," included in Item 1, "Financial Statements."

(2)  This loan has two one-year extension options.

(3)  This facility has a one-year extension option.

(4) The outstanding balance excludes letters of credit issued under the credit facility of $15.2 million.

(5)  This is an uncommitted facility.

(6) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 6.73%.

         In April 2003, the Operating Partnership obtained modifications to certain definitions relating to financial and other covenants in the $400 million Fleet Revolving Credit Facility and $275 million Fleet Fund I and II Term Loan. The modifications did not alter the Operating Partnership's borrowing capacity, scheduled principal payments, interest rates, or maturity dates.

         In October 2003, the Operating Partnership received approval from the lending group for the Fleet Revolving Credit Facility and $275 million Fleet Funding I and II Term Loan for less restrictive key financial and other covenants in each facility. The Operating Partnership requested these modifications due to the slowdown in the general business environment and its impact on the Operating Partnership's core business cash flow. In exchange for approving the modifications, the Operating Partnership agreed to an increase in the interest rate spread over LIBOR by 25 basis points (approximately $1.6 million interest expense based on maximum borrowings) for both the Credit Facility and the Term Loan.

         The Operating Partnership is currently negotiating the terms of a $75 million secured loan with Fleet Bank. The loan is expected to have a term of 120 days and close prior to November 14, 2003. The Operating Partnership expects to refinance the loan with a $75 million term loan secured by an Office Property.

         As of September 30, 2003, no event of default had occurred, and the Operating Partnership was in compliance with all of its financial covenants related to its outstanding debt.

         The Operating Partnership is generally obligated by its debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants under the Credit Facility or other debt instruments could result in an event of default under one or more of the Operating Partnership's debt instruments. Any uncured or unwaived events of default under the Operating Partnership's loans can trigger an increase in interest rates, an acceleration of payment on the loan in default or, for the Operating Partnership's secured debt, foreclosure on the Property securing the debt, and could cause the credit facility to become unavailable to the Operating Partnership. In addition, an event of default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the credit facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As a result, any uncured or unwaived event of default could have an adverse effect on the Operating Partnership's business, financial condition, or liquidity.

         The Operating Partnership's debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the nine months ended September 30, 2003, there were no circumstances that required prepayment or increased collateral related to the Operating Partnership's existing debt.

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

UNCONSOLIDATED DEBT ARRANGEMENTS

         As of September 30, 2003, the total debt of the unconsolidated joint ventures and equity investments in which the company has ownership interests was $1.4 billion, of which the Operating Partnership's share was $560.1 million. The Operating Partnership had guaranteed $12.6 million of this debt as of September 30, 2003. Additional information relating to the Operating Partnership's unconsolidated debt financing arrangements is contained in Note 8, "Investments in Unconsolidated Companies," of Item 1, "Financial Statements."

         Under the terms of the Main Street Partners, L.P., ("Main Street Partners") loan agreement, the Bank One Center Office Property must maintain certain coverage ratios in order for Main Street Partners to distribute cash. As of September 30, 2003, the Property income was not sufficient to provide the minimum required coverages. While this does not constitute a default under the loan agreement, Main Street Partners will not be permitted to distribute cash during the period during which minimum required coverages are not maintained.

GUARANTEE COMMITMENTS

         The Operating Partnership's guarantees in place as of September 30, 2003 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Operating Partnership to provide additional collateral to support the guarantees.

                                                                         GUARANTEED
                                                                           AMOUNT                 MAXIMUM
                                                                         OUTSTANDING             GUARANTEED
DEBTOR                                                                AT SEPT 30, 2003             AMOUNT
----------------------------------------------------------------      -----------------          ----------
                                                                                  (in thousands)
CRDI - Eagle Ranch Metropolitan District - Letter of Credit(1)            $ 15,197                $ 15,197
Blue River Land Company, L.L.C.(2)(3)                                        5,355                   6,300
Main Street Partners, L.P. -  Letter of Credit (2)(4)                        4,250                   4,250
Manalapan Hotel Partners, L.L.C. -  Letter of Credit (2)(5)                  3,000                   3,000
                                                                          --------                --------
Total Guarantees                                                          $ 27,802                $ 28,747
                                                                          ========                ========

------------------------------
(1) The Operating Partnership provides a $15.2 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds and Limited Tax Bonds.

(2)  See Note 8, "Investments in Unconsolidated Companies - Unconsolidated
     Debt Analysis," in Item 1, "Financial Statements," for a description of the terms of this debt.

(3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $7.7 million outstanding at September 30, 2003 and the amount guaranteed was $5.4 million.

(4) The Operating Partnership and its joint venture partner each provide a $4.3 million letter of credit to guarantee repayment of up to $8.5 million of the loan to Main Street Partners, L.P.

(5) The Operating Partnership and its joint venture partner each provide a $3.0 million letter of credit to guarantee repayment of up to $6.0 million of the Manalapan debt with Corus Bank.

OTHER COMMITMENTS

          On September 23, 2003, the Operating Partnership entered into a one year option agreement for the future sale of approximately 1.5 acres of undeveloped investment land located in Houston, Texas for approximately $7.8 million. The Operating Partnership received $0.01 million consideration in September 2003. The option agreement may be extended up to four years on a yearly basis at the option of the prospective purchaser for additional consideration.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Operating Partnership's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. Derivative financial instruments are used to convert a portion of the Operating Partnership's variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. To accomplish this objective, the Operating Partnership primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount. For the nine months ended September 30, 2003, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements during the nine months ended September 30, 2003, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                                   CHANGE IN
                  NOTIONAL       MATURITY     REFERENCE    FAIR MARKET   ADDITIONAL INTEREST    UNREALIZED GAINS
EFFECTIVE DATE     AMOUNT          DATE         RATE          VALUE           EXPENSE           (LOSSES) IN OCI
--------------   ---------       --------     ---------    -----------   -------------------    ---------------
(in thousands)
   9/01/99       $ 200,000       9/02/03        6.18%      $       -          $  6,562              $  6,506
   5/15/01         200,000       2/03/03        7.11%              -             1,048                 1,057
   4/18/00         100,000       4/18/04        6.76%         (3,346)            4,179                 3,738
   2/15/03         100,000       2/15/06        3.26%         (3,280)            1,286                  (752)
   2/15/03         100,000       2/15/06        3.25%         (3,273)            1,285                  (754)
   9/02/03         200,000       9/01/06        3.72%         (9,094)              419                (3,976)
                                                           ---------          --------               -------
                                                           $ (18,993)         $ 14,779               $ 5,819
                                                           =========          ========               =======

         CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt.

         The following table shows information regarding CRDI's cash flow hedge agreements and additional capitalized interest during the nine months ended September 30, 2003. Unlike the additional interest on the Operating Partnership's cash flow hedges, which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development. Also presented are the unrealized gains in OCI for the nine months ended September 30, 2003.

                                                                        ADDITIONAL         CHANGE IN
 ISSUE      NOTIONAL      MATURITY     REFERENCE     FAIR MARKET       CAPITALIZED         UNREALIZED
 DATE        AMOUNT         DATE          RATE          VALUE            INTEREST         GAINS IN OCI
 -----      --------      --------     ---------     -----------       -----------        ------------
(in thousands)
9/4/01       $ 4,650       9/4/03         4.12%           $ -              $  91              $ 101
9/4/01         3,700       9/4/03         4.12%             -                 72                 79
                                                          ---              -----              -----
                                                          $ -              $ 163              $ 180
                                                          ===              =====              =====

         In June 2003, CRDI entered into an interest rate cap agreement with Bank of America with an initial notional amount of $0.8 million, increasing monthly to up to $28.3 million in September 2004, based on the amount of the loan. The agreement limits the interest rate on the notional amount to a maximum prime rate, as defined in the agreement, of 4.1%.

                               RECENT DEVELOPMENTS

ASSET ACQUISITIONS

OFFICE PROPERTIES

         On August 26, 2003, the Operating Partnership acquired The Colonnade, an 11-story, 216,000 square foot Class A office tower, located in the Coral Gables submarket of Miami, Florida. The Operating Partnership acquired the Office Property for approximately $51.4 million, funded by the Operating Partnership's assumption of a $38 million loan from Bank of America and a draw on the Operating Partnership's credit facility. The Office Property is wholly-owned and included in the Operating Partnership's Office Segment.

RESIDENTIAL DEVELOPMENT PROPERTIES

         On August 14, 2003, CRDI, a consolidated subsidiary of the Operating Partnership, completed the purchase of a tract of undeveloped land in Eagle County, Colorado for approximately $15.5 million, funded by a draw on the Operating Partnership's credit facility.

JOINT VENTURES

         On October 8, 2003, the Operating Partnership entered into a joint venture, Crescent One Briar Lake L.P., with affiliates of J.P. Morgan Fleming Asset Management, Inc. The joint venture purchased One Briar Lake Plaza, located in the

Westchase submarket of Houston, Texas, for approximately $74.4 million. The Property is a 20 story, 502,000 square foot Class A office building. The affiliates of J.P. Morgan Fleming Asset Management, Inc. own a 70% interest, and the Operating Partnership owns a 30% interest, in the joint venture. The initial cash equity contribution to the joint venture was $24.4 million, of which the Operating Partnership's portion was $7.3 million. The Operating Partnership's equity contribution and an additional working capital contribution of $0.5 million were funded primarily through a draw under the Operating Partnership's credit facility. The remainder of the purchase price of the Property was funded by a secured loan to the joint venture in the amount of $50.0 million. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership manages and leases the Office Property on a fee basis. The Office Property is an unconsolidated investment and will be included in the Operating Partnership's Office Segment.

ASSETS HELD FOR SALE AND ASSET DISPOSITIONS

OFFICE SEGMENT

         As of September 30, 2003, the 1800 West Loop South Office Property located in the West Loop/Galleria submarket in Houston, Texas was held for sale. During the first quarter of 2003, the Operating Partnership recognized an approximately $15.0 million impairment charge, net of minority interests, on the 1800 West Loop South Office Property.

         In addition, as of September 30, 2003, the Las Colinas Plaza retail property, located in the Las Colinas submarket in Dallas, Texas, the Liberty Plaza Office Property located in the Far North Dallas submarket in Dallas, Texas, the 12404 Park Central Office Property located in the LBJ Freeway submarket in Dallas, Texas and the four Woodlands Office Properties located in The Woodlands submarket in Houston, Texas were held for sale.

         In October 2003, the Las Colinas Plaza and 1800 West Loop South Office Properties were under contract for sale. The sales are anticipated to close in December 2003.

RESORT/HOTEL SEGMENT

         In October 2003, Manalapan entered into a contract to sell the Ritz Carlton Palm Beach Resort/Hotel Property. The sale is anticipated to close in November 2003. The Operating Partnership's equity interest in Manalapan is 50%.

BEHAVIORAL HEALTHCARE PROPERTIES

         On February 27, 2003, the Operating Partnership sold a behavioral healthcare property for $2.0 million, consisting of $1.3 million in cash and a $0.7 million note receivable. The Operating Partnership recognized a loss on the sale of this property of approximately $0.3 million. A $2.6 million impairment charge, had been recognized during 2002 related to this property.

         On May 2, 2003, the Operating Partnership sold a behavioral healthcare property for $2.1 million. The Operating Partnership recognized a loss on the sale of this property of approximately $0.1 million. A $0.8 million impairment charge, was recognized during the first quarter of 2003 related to this property.

         On July 10, 2003, the Operating Partnership sold a behavioral healthcare property for $2.3 million and recognized a minimal gain on the sale. A $1.0 million impairment charge, was recognized during the second quarter of 2003 related to this property.

         As of September 30, 2003, the Operating Partnership owned four behavioral healthcare properties. Impairment charges of approximately $2.4 million, were recognized during the third quarter related to three of these four remaining properties. Two of these properties were sold on October 15, 2003.

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

         On June 27, 2003, the Operating Partnership sold approximately 3.5 acres of undeveloped land located in Houston, Texas. The sale generated proceeds of $2.1 million, net of closing costs, and a note receivable in the amount of $11.8 million, with annual installments of principal and interest payments beginning June 27, 2004, through maturity on June 27, 2010. The principal payment amounts are calculated based upon a 20-year amortization and the interest rate is 4% for the first two years and thereafter the prime rate, as defined in the note, through maturity. Due to a modification of the sales agreement after June 30, 2003, the Operating Partnership recognized a net gain on the sale of this land of approximately $8.9 million in the third quarter of 2003. This land was wholly-owned by the Operating Partnership.

         On September 30, 2003, the Operating Partnership completed the sale of approximately 3.1 acres of undeveloped land located in the Greenway Plaza office complex of Houston, Texas. The sale generated net proceeds of approximately $5.3 million and a net gain of approximately $2.4 million. This land was wholly-owned by the Operating Partnership.

RELATED PARTY TRANSACTIONS

DBL HOLDINGS, INC.

         Since June 1999, the Operating Partnership contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2. G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by GMSP and GMACCM. The G2 general partner is entitled to an annual asset management fee. The ownership structure of GMSP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. The remaining approximately 2% general partnership interest is owned by parties unrelated to the Operating Partnership. At September 30, 2003, DBL had an approximately $13.4 million investment in G2.

         On January 2, 2003, the Operating Partnership purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL from Mr. Goff. Total consideration paid for Mr. Goff's interest was $0.4 million. The Board of Trust Managers of the Company, including all the independent trust managers, approved the transaction based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by the Operating Partnership and is consolidated in the Residential Development Segment as of and for the nine months ended September 30, 2003. Also, because DBL owns a majority of the voting stock in MVDC and HADC, the Operating Partnership has consolidated these two Residential Development Corporations as of and for the nine months ended September 30, 2003.

                           UNCONSOLIDATED INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED COMPANIES

         The Operating Partnership has investments of 20% to 50% in seven unconsolidated joint ventures that own seven Office Properties. These investments are accounted for using the equity method of accounting.

         The Operating Partnership, through ownership interests of 50% or less, or ownership of non-voting interests only, has other unconsolidated investments. These investments are accounted for using the equity method of accounting.

         See "Recent Developments - Joint Ventures" for information regarding an unconsolidated joint venture arrangement entered into subsequent to September 30, 2003.

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and investments as of September 30, 2003.

                                                                                                     OPERATING PARTNERSHIP'S
                                                                                                            OWNERSHIP
                 ENTITY                                              CLASSIFICATION                 AS OF SEPTEMBER 30, 2003
---------------------------------------------------------   --------------------------------------  ------------------------
Main Street Partners, L.P.                                  Office (Bank One Center-Dallas)                   50.0% (1)

Crescent Miami Center, L.L.C.                               Office (Miami Center - Miami)                     40.0% (2)

Crescent 5 Houston Center, L.P.                             Office (5 Houston Center-Houston)                 25.0% (3)

Austin PT BK One Tower Office Limited Partnership           Office (Bank One Tower-Austin)                    20.0% (4)

Houston PT Four Westlake Park Office Limited Partnership    Office (Four Westlake Park-Houston)               20.0% (4)

Houston PT Three Westlake Park Office Limited Partnership   Office (Three Westlake Park Houston)              20.0% (4)

Crescent Five Post Oak Park L.P.                            Office (Five Post Oak - Houston)                  30.0% (5)

The Woodlands Commercial Properties Company, L.P.           Office                                            42.5% (6)(7)

The Woodlands Land Development Company, L.P.                Residential Development                           42.5% (6)(7)

Blue River Land Company, L.L.C.                             Residential Development                           50.0% (8)

EW Deer Valley, L.L.C.                                      Residential Development                           41.7% (9)

Manalapan Hotel Partners, L.L.C.                            Resort/Hotel (Ritz Carlton Palm Beach)            50.0% (10)

Vornado Crescent Portland Partnership                       Temperature-Controlled Logistics                  40.0% (11)

Vornado Crescent Carthage and KC Quarry, L.L.C.             Temperature-Controlled Logistics                  56.0% (12)

CR License, L.L.C.                                          Other                                             30.0% (13)

The Woodlands Operating Company, L.P.                       Other                                             42.5% (6)(7)

Canyon Ranch Las Vegas, L.L.C.                              Other                                             65.0% (14)

SunTx Fulcrum Fund, L.P.                                    Other                                             28.1% (15)

G2 Opportunity Fund, L.P.                                   Other                                             12.5% (16)

----------------------------

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

(7) Distributions are made to partners based on specified payout percentages. During the nine months ended September 30, 2003, the payout percentage to the Operating Partnership was 52.5%.

(8) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Operating Partnership.

(9) The remaining 58.3% interest in EW Deer Valley, L.L.C. is owned by parties unrelated to the Operating Partnership.

(10) The remaining 50% interest in Manalapan is owned by WB Palm Beach Investors, L.L.C. In October 2003, Manalapan entered into a contract to sell the Ritz Carlton Palm Beach Resort/Hotel Property. The sale is anticipated to close in November 2003. The Operating Partnership's equity interest in Manalapan is 50%.

(11) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

(12) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

(13) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(14) The remaining 35% interest in Canyon Ranch Las Vegas, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(15) SunTx`s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 71.9% of SunTx is owned by a group of individuals unrelated to the Operating Partnership. The Operating Partnership's ownership percentage will decline by the closing date of SunTx as capital commitments from third parties are secured. The Operating Partnership's projected ownership interest at the closing of SunTx is approximately 7.5% based on SunTx manager's expectations for the final SunTx capitalization. The Operating Partnership accounts for its investment in SunTx under the cost method. The Operating Partnership's investment at September 30, 2003 was $6.9 million.

(16) G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. GMSP and GMACCM each own 21.875% of G2, with the remaining 43.75% owned by parties unrelated to the Operating Partnership. See Note 15, "Related Party Transactions," in Item 1, "Financial Statements," for information regarding the ownership interests of trust managers and officers of the Company and the General Partner in GMSP.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of September 30, 2003, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 87 Temperature-Controlled Logistics Properties, with an aggregate of approximately 440.7 million cubic feet (17.5 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no economic interest in AmeriCold Logistics. See Note 16, "COPI," in Item 1, "Financial Statements," for information on the proposed acquisition of COPI's 40% interest in AmeriCold Logistics by a new entity to be owned by the Company's shareholders and the Operating Partnership's unitholders.

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

         AmeriCold Logistics deferred $32.5 million of the total $115.1 million of rent payable for the nine months ended September 30, 2003. The Operating Partnership's share of the deferred rent was $13.0 million. The Operating Partnership recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $13.0 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the nine months ended September 30, 2003. As of September 30, 2003, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $73.1 million and $66.8 million, respectively, of which the Operating Partnership's portions were $29.2 million and $26.7 million, respectively.

         The Operating Partnership and Vornado Realty Trust, L.P. have engaged underwriters to explore additional debt financing alternatives for the Temperature-Controlled Logistics Corporation. It is anticipated that this financing will be a non-recourse, secured term loan in an amount in excess of $200 million. If this financing is obtained, the expected use of proceeds will allow the Operating Partnership to make a reduction in its investment in this business and will provide the business with additional financing for expansion.

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C.

         As of September 30, 2003, the Operating Partnership held a 56% interest in VCQ. The assets of VCQ include two quarries and the related land. The Operating Partnership accounts for this investment as an unconsolidated equity investment.

         On December 31, 2002, VCQ purchased $5.7 million of trade receivables from AmeriCold Logistics at a 2% discount. The Operating Partnership contributed approximately $3.1 million to VCQ for the purchase of the trade receivables. The receivables were collected during the three months ended March 31, 2003.

         On March 28, 2003, VCQ purchased $6.6 million of trade receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of trade receivables previously purchased from AmeriCold Logistics and a $2.0 million contribution from its owners, of which approximately $0.8 million represented the Operating Partnership's contribution, for the purchase of the trade receivables. The receivables were collected during the second quarter of 2003.

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

         The Operating Partnership's discussion and analysis of financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Operating Partnership evaluates its assumptions and estimates on an ongoing basis. The Operating Partnership bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities where that information is available from other sources. Certain estimates are particularly sensitive due to their significance to the financial statements. Actual results may differ significantly from management's estimates. The Operating Partnership believes that the most significant accounting policies that involve the use estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:

    - Valuation for impairment of the Operating Partnership's assets and investments,

    - Relative Fair Value Method/Cost of Sales (Residential Development entities),

    -    Capitalization of Interest (Residential Development entities),

    -    Allowance for doubtful accounts; and

    -    Allocation of Purchase Price of Acquired Operating Assets.

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

         ACQUISITION OF OPERATING PROPERTIES. The Operating Partnership allocates the purchase price of acquired properties to tangible and identified intangible assets acquired based on their fair values in accordance with SFAS No. 141, "Business Combinations."

         In making estimates of fair value for purposes of allocating purchase price, management utilizes sources, including, but not limited to, independent value consulting services, independent appraisals that may be obtained in connection with financing the respective property, and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

         The aggregate value of the tangible assets acquired is measured based on the sum of (i) the value of the property as if it were vacant and available to lease at the purchase date and (ii) the present value of the amortized in-place tenant improvement allowances over the remaining term of each lease. Management's estimates of the value of the property are made using models similar to those used by independent appraisers. Factors considered by management in its analysis include an estimate of carrying costs such as real estate taxes, insurance and other operating expenses and estimates of lost rentals during the expected lease-up period assuming current market conditions. The value of the property is then allocated among building, land, site improvements and equipment. The contributory value of tenant improvements is separately estimated due to the different depreciable lives.

         The aggregate value of intangible assets acquired is measured based on the difference between (i) the purchase price and (ii) the value of the tangible assets acquired as defined above. This value is then allocated among above-market and below-market in-place lease values, costs to execute similar leases (including leasing commissions, legal expenses and other related expenses), in-place lease values and customer relationship values.

         Above-market and below-market in-place lease values for acquired properties are calculated based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of the below-market fixed rate renewal option, if any, for below-market leases. The Operating Partnership performs this analysis on a lease by lease basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term plus the term of the below-market fixed rate renewal option, if any, of the respective leases.

         Management estimates costs to execute leases similar to those acquired at the property at acquisition based on current market conditions. These costs are recorded based on the present value of the amortized in-place leasing costs on a lease by lease basis over the remaining term of each lease.

         The in-place lease values and customer relationship values are based on management's evaluation of the specific characteristics of each customer's lease and the Operating Partnership's overall relationship with that respective customer. Characteristics considered by management in allocating these values include the nature and extent of the Operating Partnership's existing business relationships with the customer, growth prospects for developing new business with the customer, the customer's credit quality and the expectation of lease renewals, among other factors. The in-place lease value and customer relationship value are both amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and the customer relationship value would be charged to expense.

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

         Effective January 1, 2003, the Operating Partnership adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted, which requires that the value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the nine months ended September 30, 2003, the Company and the Operating Partnership granted stock and unit options and recognized compensation expense that was not significant to results of operations. With respect to the Company's stock options and the Operating Partnership's unit options which were granted prior to 2003, the Operating Partnership accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's common shares (doubled for unit options) at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. During the nine months ended September 30, 2003, no compensation cost was recognized for grants of stock options or unit options made prior to 2003 under the Company and Operating Partnership stock and unit option plans ("the Plans") because the Company's and the Operating Partnership's policy is to grant stock options and unit options with an exercise price equal to the quoted closing market price of the Company's common shares (doubled for unit options) on the grant date. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Operating Partnership's net
(loss) income and (loss) earnings per unit would have been reduced to the following pro forma amounts:

                                                     FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                                   ------------------------------         -----------------------------
(in thousands, except per unit amounts)                2003             2002                  2003             2002
---------------------------------------            -----------      -------------         ------------      -----------
Net (loss) income available to partners,
     as reported                                    $  (2,720)       $   26,470            $   (30,293)      $   57,990
Deduct: total stock-based employee
     compensation expense determined under
     fair value based method for all awards              (700)           (1,011)                (2,301)          (3,087)
                                                    ---------        ----------            -----------       ----------
Pro forma net (loss) income                         $  (3,420)       $   25,459            $   (32,594)      $   54,903
(Loss) earnings per unit:
Basic - as reported                                 $   (0.05)       $     0.42            $     (0.52)      $     0.89
Basic - pro forma                                   $   (0.06)       $     0.40            $     (0.56)      $     0.84
Diluted - as reported                               $   (0.05)       $     0.42            $     (0.52)      $     0.88
Diluted - pro forma                                 $   (0.06)       $     0.40            $     (0.56)      $     0.84

         SFAS NO. 149. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Operating Partnership adopted SFAS 149 effective July 1, 2003. The adoption of this Statement did not have a material impact on the Operating Partnership's financial condition or its results of operations.

         SFAS NO. 150. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer should classify and measure certain financial instruments that have both liability and equity characteristics. Most provisions of this Statement were to be applied to financial instruments entered into or modified after May 31, 2003 and to existing instruments as of the beginning of the first interim financial reporting period after June 15, 2003. On October 29, 2003, the FASB agreed to defer indefinitely the application of the provisions of SFAS No. 150 to noncontrolling interests in limited life subsidiaries.

         FASB INTERPRETATION 45. In November 2002, the FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and liability-recognition requirements for a guarantor of certain types of debt. The new guidance requires a guarantor to recognize a liability at the inception of a guarantee which is covered by the new requirements whether or not payment is probable, creating the new concept of a "stand-ready" obligation. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See
Note 11, "Commitments and Contingencies" in Item 1, "Financial Statements," for disclosure of the Operating Partnership's guarantees at September 30, 2003. The Operating Partnership adopted FIN 45 effective January 1, 2003.

         FASB INTERPRETATION 46. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Under FIN 46, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs for financial periods ending after December 15, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of another entity such as a VIE. FIN 46 requires a VIE to be consolidated by a company if the company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. These disclosure requirements are as follows: (a) the nature, purpose, size, and activities of the VIE; and, (b) the enterprise's maximum exposure to loss as a result of its involvement with the VIE. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. The Operating Partnership is assessing the impact of this Interpretation, if any, on its existing entities and does not believe the impact will be significant on its liquidity, financial position, and results of operations. The Operating Partnership did not create any VIEs subsequent to January 31, 2003.

                   FUNDS FROM OPERATIONS AVAILABLE TO PARTNERS

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

         The Operating Partnership calculates FFO available to partners in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Partners.

          NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO available to partners an appropriate measure of performance for an operating partnership of an equity REIT and FFO an appropriate measure of performance for its investment segments. However, FFO available to partners and FFO should not be considered as alternatives to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance.

         The Operating Partnership has historically distributed an amount less than FFO available to partners, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to unitholders for the nine months ended September 30, 2003 and 2002 were $131.6 million, and $132.5 million, respectively. The Operating Partnership reported FFO available to partners of $121.3 million and $180.0 million for the nine months ended September 30, 2003 and 2002, respectively.

         An increase or decrease in FFO available to partners does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Operating Partnership must distribute 90% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO available to partners will generally require an increase in distributions to unitholders although not necessarily on a proportionate basis.

         Accordingly, the Operating Partnership believes that to facilitate a clear understanding of the consolidated historical operating results of the Operating Partnership, FFO available to partners should be considered in conjunction with the Operating Partnership's net income and cash flows reported in the consolidated financial statements and notes to the consolidated financial statements. However, the Operating Partnership's measure of FFO available to partners may not be comparable to similarly titled measures of operating partnerships of REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

         CONSOLIDATED STATEMENTS OF FUNDS FROM OPERATIONS AVAILABLE TO
PARTNERS

                                                        FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                           2003            2002             2003           2002
                                                       ------------    ------------      ----------     -----------
                                                                               (in thousands)
Net income (loss)                                      $      3,855    $     33,045      $  (10,568)    $    73,164
Adjustments to reconcile net income (loss)
   to funds from operations available to partners:
Depreciation and amortization of real estate assets          39,617          36,419         109,017         102,088
Loss (gain) on property sales, net                               14         (19,646)            719         (25,311)
Cumulative effect of a change in accounting principle             -               -               -          10,327
Impairment charges related to real estate assets              2,356               -          20,374           2,048
Adjustment for investments in unconsolidated
companies:
      Office Properties                                      (1,613)          1,946           3,805           5,997
      Resort/Hotel Properties                                   394             370           1,143             370
      Residential Development Properties                          8            (615)            235           2,339
      Temperature-Controlled Logistics Properties             5,147           6,777          16,143          18,278
      Other                                                     260              96             178           5,872
Series A Preferred unit distributions                        (4,556)         (4,556)        (13,668)        (12,146)
Series B Preferred unit distributions                        (2,019)         (2,019)         (6,057)         (3,028)
                                                       ------------    ------------      ----------     -----------
 Funds from operations available to partners
   before impairment charges related to real
   estate assets                                             43,463          51,817         121,321         179,998
                                                       ============    ============      ==========     ===========
Impairment charges related to real estate assets             (2,356)              -         (20,374)         (2,048)
Funds from operations available to partners
   after impairment charges related to real estate
   assets                                              $     41,107    $     51,817      $  100,947     $   177,950
                                                       ============    ============      ==========     ===========

Investment Segments:
      Office Segment                                   $     73,855    $     88,045      $  216,126     $   249,119
      Resort/Hotel Segment                                   11,471          13,593          39,458          47,140
      Residential Development Segment                         2,773           4,319          13,766          32,354
      Temperature-Controlled Logistics Segment                4,198           3,675          16,294          14,450
Other:
           Corporate general and administrative              (7,926)         (8,121)        (20,526)        (19,846)
           Corporate and other adjustments:
              Interest expense                              (43,074)        (47,149)       (129,380)       (135,871)

              Series A Preferred unit distributions           (4,556)         (4,556)        (13,668)        (12,146)
              Series B Preferred unit distributions           (2,019)         (2,019)         (6,057)         (3,028)
              Other(1)                                         8,741           4,030           5,308           7,826
                                                        ------------    ------------      ----------     -----------
 Funds from operations available to partners
   before impairment charges related to real
   estate assets                                              43,463          51,817         121,321         179,998
                                                        ============    ============      ==========     ===========
 Impairment charges related to real estate assets             (2,356)              -         (20,374)         (2,048)
 Funds from operations available to partners
   after impairment charges related to real estate
   assets                                               $     41,107    $     51,817      $  100,947     $   177,950
                                                        ============    ============      ==========     ===========

Basic weighted average units                                  58,460          63,350          58,468          65,295
                                                        ============    ============      ==========     ===========
Diluted weighted average units(2)                             58,464          63,410          58,470          65,552
                                                        ============    ============      ==========     ===========

-----------------------------------

(1) Includes interest and other income, behavioral healthcare property income, preferred return paid to GMACCM in 2002, other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs, income from investment land sales, net, and other expenses.

(2) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                                     FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                    ----------------------------      --------------------------
(units in thousands)                                    2003            2002             2003           2002
---------------------                               ------------    ------------      ----------     -----------
Basic weighted average units:                          58,460          63,350           58,468         65,295
Add: Unit options                                           4              60                2            257
                                                       ------          ------           ------         ------
Diluted weighted average units                         58,464          63,410           58,470         65,552
                                                       ======          ======           ======         ======

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Operating Partnership's market risk occurred from December 31, 2002 through September 30, 2003. Information regarding the Operating Partnership's market risk at December 31, 2002 is contained in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         As of September 30, 2003, the Operating Partnership and Crescent Finance Company carried out an evaluation, under the supervision and with the participation of the Operating Partnership's and Crescent Finance Company's management, including the Chief Executive Officer and the Chief Financial and Accounting Officer of the General Partner and Crescent Finance Company, of the effectiveness of the design and operation of the Operating Partnership's and Crescent Finance Company's disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and the Chief Financial and Accounting Officer of the General Partner and Crescent Finance Company concluded that the Operating Partnership's and Crescent Finance Company's disclosure controls and procedures were effective.

         During the three months ended September 30, 2003, there was no change in the Operating Partnership's and Crescent Finance Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's and Crescent Finance Company's internal control over financial reporting.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                  (Registrant)
                                      By: Crescent Real Estate Equities, Ltd.
                                                Its General Partner

                                      By  /s/      John C. Goff
                                          --------------------------------------
                                                   John C. Goff
         Date: November 10, 2003                   Sole Director and Chief
                                                   Executive Officer

                                      By  /s/      Jerry R. Crenshaw, Jr
                                          --------------------------------------
                                                   Jerry R. Crenshaw, Jr.
                                                   Executive Vice President and
                                                   Chief Financial Officer
         Date: November 10, 2003                   (Principal Financial and
                                                   Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CRESCENT FINANCE COMPANY
                                  (Registrant)

                                      By  /s/      John C. Goff
                                          --------------------------------------
                                                   John C. Goff
         Date: November 10, 2003                   Sole Director and Chief
                                                   Executive Officer

                                      By  /s/      Jerry R. Crenshaw, Jr
                                          --------------------------------------
                                                   Jerry R. Crenshaw, Jr.
                                                   Executive Vice President and
                                                   Chief Financial Officer
         Date: November 10, 2003                   (Principal Financial and
                                                   Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER           DESCRIPTION OF EXHIBIT
-------           ----------------------
  3.01            Third Amended and Restated Agreement of Limited Partnership of
                  Crescent Real Estate Equities Limited Partnership, dated as of
                  January 2, 2003, as amended (filed as Exhibit No. 10.01 to the
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 2003 of Crescent Real Estate Equities Company (the
                  "Company") and incorporated herein by reference)

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