Form 10-K
period 2003-12-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP; CRESCENT FINANCE CO
filed 2004-03-15
CIK 1010958, 1174272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM _______ TO

                        COMMISSION FILE NUMBERS 333-42293
                                                333-89194-01

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CRESCENT FINANCE COMPANY *

  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    75-2531304
            DELAWARE                                    42-1536518
---------------------------------        ---------------------------------------
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

                        YES    [X]                NO    [ ]

As of June 30, 2003, the aggregate market value of the 2,242,714 units of limited partnership interest held by non-affiliates of the registrant was approximately $74.5 million, based on the closing price on the New York Stock Exchange of $16.61 for common shares of beneficial interest of Crescent Real Estate Equities Company. Each unit is exchangeable for two common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Crescent Real Estate Equities Company's 2004 Annual Meeting of Shareholders to be held in June 2004 are incorporated by reference into Part III.

* Crescent Finance Company meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and therefore is filing this form with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                             PART I.
Item 1.    Business................................................................................        3
Item 2.    Properties..............................................................................       15
Item 3.    Legal Proceedings.......................................................................       24
Item 4.    Submission of Matters to a Vote of Security Holders.....................................       24

                                             PART II.

Item 5.    Market for Registrant's Common Equity and Related Unitholder Matters....................       25
Item 6.    Selected Financial Data.................................................................       27
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations...........................................................................       28
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..............................       66
Item 8.    Financial Statements and Supplementary Data.............................................       67
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure....................................................................
Item 9A.   Controls and Procedures.................................................................      200

                                             PART III.

Item 10.   Trust Managers and Executive Officers of the Registrant.................................      200
Item 11.   Executive Compensation..................................................................      200
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Unitholder Matters...............................................      201
Item 13.   Certain Relationships and Related Transactions..........................................      201
Item 14.   Principal Accountant Fees and Services..................................................      201

                                             PART IV.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................      201

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company" or "Crescent Equities"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("the General Partner"), which owns a 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 84% limited partner interest in the Operating Partnership, with the remaining approximately 15% limited partner interest held by other limited partners.

         All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of December 31, 2003, the Company's approximately 84% limited partner interest has been treated as equivalent, for purposes of this report, to 49,052,048 units and the remaining approximately 15% limited partner interest has been treated as equivalent, for purposes of this report, to 8,873,347 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 585,105 units.

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

         At December 31, 2003, the assets and operations of the Operating Partnership were divided into four investment segments as follows:

         -        Office Segment;

         -        Resort/Hotel Segment;

         -        Residential Development Segment; and

         -        Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned in whole or in part the following real estate assets (the "Properties") as of December 31, 2003:

         - OFFICE SEGMENT consisted of 72 office properties, (collectively referred to as the "Office Properties"), located in 27 metropolitan submarkets in seven states, with an aggregate of approximately 30.0 million net rentable square feet.

         - RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties").

         - RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of common stock representing interests ranging from 98% to 100% in four residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through partnership arrangements, owned in whole or in part 23 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         - TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in Vornado Crescent Portland Partnership (the "Temperature-Controlled Logistics Partnership") and a 56% non-controlling interest in the Vornado Crescent Carthage and KC Quarry, L.L.C. The Temperature-Controlled Logistics Partnership owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Realty Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT. As of December 31, 2003, the Temperature-Controlled Logistic Corporation directly or indirectly owned 87 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 440.7 million cubic feet (17.5 million square feet) of warehouse space. As of December 31, 2003, Vornado Crescent Carthage and KC Quarry L.L.C. owned two quarries and the related land. The Operating Partnership accounts for its interests in the Temperature-Controlled Logistics Partnership and in the Vornado Crescent Carthage and KC Quarry, L.L.C. as unconsolidated equity entities.

         See Note 3, "Segment Reporting," included in Item 8, "Financial Statements and Supplementary Data," for a table showing selected financial information for each of these investment segments for the years ended December 31, 2003, 2002, and 2001, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at December 31, 2003 and 2002.

         See Note 1, "Organization and Basis of Presentation," included in Item 8, "Financial Statements and Supplementary Data," for a table that lists the principal subsidiaries of the Operating Partnership and the properties owned by such subsidiaries.

         See Note 9, "Investments in Unconsolidated Companies," included in Item 8, "Financial Statements and Supplementary Data," for a table that lists the Operating Partnership's ownership in significant unconsolidated joint ventures and investments as of December 31, 2003, including eight Office Properties and two Residential Development Corporations. See Note 8, "Temperature-Controlled Logistics," included in Item 8, "Financial Statements and Supplementary Data," for information regarding the Operating Partnership's ownership interest in the Temperature-Controlled Logistics Properties.

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

                       BUSINESS OBJECTIVES AND STRATEGIES

BUSINESS OBJECTIVES

         The Operating Partnership's primary business objective is to provide an attractive return on equity to the Company's shareholders, through its focus on increasing earnings, cash flow growth and predictability, along with continually strengthening its balance sheet. The Operating Partnership also strives to attract and retain the best talent available and to empower management through the development and implementation of a cohesive set of operating, investing and financing strategies that will align their interests with the interests of the Company's shareholders.

OPERATING STRATEGIES

         The Operating Partnership seeks to enhance its operating performance by distinguishing itself as the leader in its core investment segments through asset quality, customer service and economies of scale with dominant market share.

         The Operating Partnership's operating strategies include:

         -        operating the Office Properties as long-term investments;

         -        providing exceptional customer service;

         - increasing occupancies, rental rates and same-store net operating income;

         - emphasizing brand recognition of the Operating Partnership's premier Class A Office Properties and luxury and destination fitness resorts and spas; and

         - using the Operating Partnership's operating platform to provide superior asset management services to partners and third parties.

         INVESTING STRATEGIES

         The Operating Partnership focuses on investment opportunities primarily within the Office Segment in markets considered "demand-driven," or to have high levels of in-migration by corporations, affordable housing costs, moderate costs of living, and other attributes creating an attractive business environment. These investment opportunities are evaluated in light of the Operating Partnership's long-term investment strategy of investing in assets within markets that have significant potential for long-term growth. Investment opportunities are expected to provide growth in earnings and cash flow after applying management skills, renovation and expansion capital and strategic vision.

         The Operating Partnership's investment strategies include:

         - capitalizing on strategic acquisition opportunities, including acquisitions with joint venture capital resources, primarily within the Operating Partnership's investment segments;

         - continually reviewing opportunities to dispose of assets based on current and prospective market valuations;

         - investing in securities and loans primarily to real estate companies to maximize returns on excess capital; and

         - evaluating future repurchases of the Company's common shares, considering stock price, cost of capital, alternative investment options and growth implications.

FINANCING STRATEGIES

         The Operating Partnership employs a disciplined set of financing strategies to fund its operating and investing activities.

         The Operating Partnership's financing strategies include:

         - funding operating expenses, debt service payments and distributions to unitholders, primarily through cash flow from operations, and return of capital from the Residential Development Segment;

         - taking advantage of market opportunities to refinance existing debt to reduce interest cost, where appropriate replace secured debt with unsecured debt, maintain a conservative debt maturity schedule and expand the Operating Partnership's lending group;

         - minimizing the Operating Partnership's exposure to market changes in interest rates through fixed rate debt and interest rate swaps as appropriate; and

         - utilizing a combination of debt, equity, joint venture capital and selected asset disposition alternatives to finance acquisition and development opportunities.

                                    EMPLOYEES

         As of March 3, 2004, the Operating Partnership had approximately 728 employees. None of these employees are covered by collective bargaining agreements. The Operating Partnership considers its employee relations to be good.

                              ENVIRONMENTAL MATTERS

         The Operating Partnership and its Properties are subject to a variety of federal, state and local environmental, health and safety laws, including:

         - Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA");

         -        Resource Conservation & Recovery Act;

         -        Clean Water Act;

         -        Clean Air Act;

         -        Toxic Substances Control Act; and

         -        Occupational Safety & Health Act.

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

                                INDUSTRY SEGMENTS

                                 OFFICE SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2003, the Operating Partnership owned or had an interest in 72 Office Properties located in 27 metropolitan submarkets in seven states, with an aggregate of approximately 30.0 million net rentable square feet. The Operating Partnership, as lessor, has retained substantially all of the risks and benefits of ownership of the Office Properties and accounts for the leases of its 64 consolidated Office Properties as operating leases. Sixty-three of the Office Properties are wholly-owned and nine are owned through joint ventures, one of which is consolidated and eight of which are unconsolidated. Additionally, the Operating Partnership provides management and leasing services for the majority of its Office Properties.

         See Item 2, "Properties," for more information about the Operating Partnership's Office Properties. See Note 1, "Organization and Basis of Presentation," of Item 8, "Financial Statements and Supplementary Data," for a table that lists the principal subsidiaries of the Operating Partnership and the Properties owned by such subsidiaries. See Note 9, "Investments in Unconsolidated Companies," of Item 8, "Financial Statements and Supplementary Data," for a table that lists the Operating Partnership's ownership in the eight Office Properties in which the Operating Partnership owned an interest through unconsolidated joint ventures.

RECENT DEVELOPMENTS

         During the year ended December 31, 2003, the Operating Partnership acquired The BAC-Colonnade Building ("The Colonnade"), in Miami, Florida; acquired two Office Properties and two retail parcels within Hughes Center in Las Vegas, Nevada; entered into a joint venture which acquired an office building, BriarLake Plaza, in Houston, Texas; disposed of the Las Colinas Plaza retail property in Dallas, Texas; disposed of four Office Properties held through Woodlands Office Equities - `95 Limited Partnership ("WOE"); and disposed of its 52.5% economic interest in The Woodlands Commercial Properties Company, L.P. (Woodlands CPC").

         Subsequent to December 31, 2003, the Operating Partnership acquired an additional five office properties and seven retail parcels within Hughes Center.

         See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments," for additional information regarding these transactions.

MARKET INFORMATION

         The Office Property portfolio reflects the Operating Partnership's strategy of investing in first-class ("Class A") assets within markets that have significant potential for long-term rental growth. Within its selected submarkets, the Operating Partnership has focused on premier locations that management believes are able to attract and retain the highest quality tenants and command premium rents. Consistent with its long-term investment strategies, the Operating Partnership has sought transactions where it was able to acquire properties that have strong economic returns based on in-place tenancy and also have a dominant position within the submarket due to quality and/or location. Accordingly, management's long-term investment strategy not only demands acceptable current cash flow return on invested capital, but also considers long-term cash flow growth prospects. The Operating Partnership applies a well-defined leasing strategy in order to capture the potential rental growth in the Operating Partnership's portfolio of Office Properties from occupancy gains within the markets and the submarkets in which the Operating Partnership has invested.

         In selecting the Office Properties, the Operating Partnership analyzed demographic and economic data to focus on markets expected to benefit from significant long-term employment growth. The demographic conditions, economic conditions and trends (population growth and employment growth) favoring the markets in which the Operating Partnership has invested are projected to continue to exceed the national averages, as illustrated in the following table. In addition, the

Operating Partnership considers these markets "demand-driven" due to high levels of in-migration by corporations, affordable housing costs, moderate cost of living, and the presence of centrally located travel hubs, making all areas of the country easily accessible.

     PROJECTED POPULATION GROWTH AND EMPLOYMENT GROWTH FOR ALL OPERATING PARTNERSHIP MARKETS

                                                           Population      Employment
                                                             Growth          Growth
Metropolitan Statistical Area                               2004-2007       2004-2007
--------------------------------------                     ----------      ----------
Albuquerque, NM                                                 6.3%          10.2%
Austin, TX                                                     12.1           17.6
Colorado Springs, CO                                            6.1           12.2
Dallas, TX                                                      8.3           11.3
Denver, CO                                                      4.9            7.3
Fort Worth, TX                                                  8.5           11.7
Houston, TX                                                     7.3            9.3
Las Vegas, NV                                                  14.7           15.4
Miami, FL                                                       4.0            6.4
Phoenix, AZ                                                    11.6           15.3
San Diego, CA                                                   6.9            9.7
United States                                                   3.5            5.8

---------------
Source:  Compiled from information published by Economy.com, Inc.

TEXAS

         As of December 2003, Texas' economy and employment were still weak, but showed stronger performance and more positive direction than a year ago. During the year ended December 2003, 45,100 jobs were created in Texas for a 0.5% increase, according to the Texas Workforce Commission. Statistics from the U.S. Bureau of Labor Statistics show that for the same period, national employment was down approximately 62,000 jobs. As of December 2003, the Texas unemployment rate was 5.8%, compared to the December 2002 level of 5.9% and the December 2003 national rate of 5.4%.

DALLAS

         The rate of employment decline in Dallas decreased significantly in 2003. According to the Texas Workforce Commission, at the end of the year, the Dallas Primary Metropolitan Statistical Area ("PMSA") total nonfarm employment was down 6,500 jobs, or 0.3%, compared to a decline of 30,900 jobs, or 1.6%, in 2002. The unemployment rate was still weak at 6.0% as of December 2003, but improved compared to the 6.4% rate at December 2002.

         In 2003, Dallas' office market continued to soften, although by the end of 2003, it was showing signs of stabilization. Net economic absorption (excluding sublet space) totaled approximately negative 4.4 million square feet, including negative 1.0 million square feet in Class A office space, according to CoStar data. Physical net absorption including sublet space,was negative 2.7 million square feet, indicating positive movement in the sublet market. Class A office physical net absorption, including sublet space, turned positive in 2003 at 130,000 square feet. Completions of new office space totaled only 1.1 million square feet for the entire Dallas market; approximately half of this space is Class A. Occupancy levels at December 2003 were 75.5% for all office space and 80.1% for Class A office space.

HOUSTON

         According to the Texas Workforce Commission, Houston's employment was flat to slightly down through most of the year, but ended 2003 with some job growth, an additional 4,000 jobs, or 0.2%. In 2002, based on December data, Houston lost 13,300 jobs, or 0.6%. As of December 2003, the Houston unemployment rate was 5.9%, compared to 5.6% as of December 2002.

         In 2003, Houston's office market softened slightly; by the end of 2003, however, the market appeared close to stabilization. Net economic net absorption (excluding sublet space) totaled approximately negative 1.1 million square feet, including negative 345,000 square feet in Class A office space, according to CoStar data. Physical net absorption including sublet space, was negative 1.4 million square feet. Class A office physical net absorption, including sublet space, was negative 222,000 square feet in 2003. Houston office completions of new office space totaled 2.1 million square feet, of which 1.7 million square feet is Class A. Occupancy levels at December 2003 were 83.8% for all office space and 85.5% for Class A office space.

AUSTIN

         Austin's economy picked up momentum in 2003. Based on December 2003 data from the Texas Workforce Commission, employment in the metropolitan region grew by 7,100 jobs, or 1.1%, compared to a decrease of 900 jobs in 2002 (0.1%) and a decrease of 23,900 jobs in 2001 (3.5%). As of December 2003, Austin's unemployment rate was 4.5%, compared to 5.0% as of December 2002.

         In 2003, Austin's office market remained weak. By the end of 2003, however, the market was close to stabilization. Net economic absorption (excluding sublet space) totaled approximately negative 1.6 million square feet, including negative 742,000 square feet in Class A office space, according to CoStar data. Physical net absorption, including sublet space, in 2003 was positive 185,000 square feet, indicating strong absorption of sublet space. Class A office physical net absorption, including sublet space, was also positive in 2003 at 791,000 square feet. Office completions of new office space totaled 775,000 square feet. Occupancy levels at December 2003 were 81.6% for all office space and 78.8% for Class A office space.

DENVER

         In 2003, Denver's economy nearly stabilized after two years of job losses, based on unemployment figures and month-to-month changes in nonfarm employment. According to the U.S. Bureau of Labor Statistics, as of December 2003, the unemployment rate was 5.9%, unchanged from the prior year.

         2003 was a difficult period for the Denver office market, but there were some positive signs by the end of the year. Net economic absorption (excluding sublet space) totaled approximately negative 1.9 million square feet, but only 95,000 of this was Class A office space, according to CoStar data. Physical net absorption, including sublet space, in 2003 was negative 1.2 million square feet. Class A office physical net absorption, including sublet space, turned positive in 2003 at 430,000 square feet. Office completions of new office space totaled only 883,000 square feet of which 540,000 square feet was Class A. Occupancy levels at December 2003 were 82.8% for all office space and 82.1% for Class A office space.

MIAMI

         Miami continues to enjoy economic recovery and expansion. According to the U.S. Bureau of Labor Statistics, the metropolitan region suffered in 2001 and lost 16,600 jobs, or 1.6% based on December data. In 2002, Miami added 7,600 jobs or 0.7% and in 2003 the metro area gained 9,700 jobs, or 0.9%. As of December 2003, the Miami unemployment rate was 6.1% compared to 7.0% as of December 2002.

         In 2003, the Miami office market still experienced some softness, but showed positive conditions in the second half of the year. The 36 million square foot market experienced very slight negative absorption of 60,000 square feet for the year ended December 2003 but had improved fourth quarter absorption of 329,000 square feet, according to Real Data Information Systems, Inc. data. Class A office physical net absorption, including sublet space, totaled 31,000 square feet in 2003, and 301,000 square feet in the fourth quarter according to RealData Information Systems, Inc. Occupancy levels at December 2003 were 82.7% for all office space and 81.8% for Class A office space.

LAS VEGAS

         Las Vegas' economic expansion in 2003 was one of the strongest in the U.S. and reflected increasing momentum. According to the U.S. Bureau of Labor Statistics, the metropolitan region added 33,600 jobs, or 4.2% (based on December 2003 nonfarm employment data from the Nevada Department of Employment, Training & Rehabilitation). The increase is nearly double that of the prior year (18,100 jobs, or 2.3%). As of December 2003, the Las Vegas unemployment rate was 4.4%, compared to 5.0% at December 2002, and to the national rate of 5.4%.

         In 2003, the Las Vegas office market continued to reflect relatively healthy market conditions. The 20 million square foot market absorbed 928,000 square feet, according to Grubb & Ellis data. Class A office physical net absorption totaled 154,000 square feet in 2003. Occupancy levels as of December 2003, were 87.4% for all office space and 89.2% for Class A office space.

COMPETITION

         The Operating Partnership's Office Properties, primarily Class A properties located within the southwest, individually compete against a wide range of property owners and developers, including property management companies and other REITs, that offer space in similar classes of office properties (for example, Class A and Class B properties.) A number of these owners and developers may own more than one property. The number and type of competing properties in a particular market or submarket could have a material effect on the Operating Partnership's ability to lease space and maintain or increase occupancy or rents in its existing Office Properties. Management believes, however, that the quality services and individualized attention that the Operating Partnership offers its tenants, together with its active preventive maintenance program and superior building locations within markets, enhance the Operating Partnership's ability to attract and retain tenants for its Office Properties. In addition, as of December 31, 2003, on a weighted average basis, the Operating Partnership owned approximately 16% of the Class A office space in the 27 submarkets in which the Operating Partnership owned Class A office properties, and 25.3% of the Class B office space in the one submarket in which the Operating Partnership owned Class B office properties. Management believes that ownership of a significant percentage of office space in a particular market reduces property operating expenses, enhances the Operating Partnership's ability to attract and retain tenants and potentially results in increases in Operating Partnership net income.

DIVERSIFIED TENANT BASE

         The Operating Partnership's top five tenants accounted for approximately 11% of the Operating Partnership's total Office Segment rental revenues for the year ended December 31, 2003. The loss of one or more of the Operating Partnership's major tenants would have a temporary adverse effect on the Operating Partnership's financial condition and results of operations until the Operating Partnership is able to re-lease the space previously leased to these tenants. Based on rental revenues from office leases in effect as of December 31, 2003, no single tenant accounted for more than 5% of the Operating Partnership's total Office Segment rental revenues for 2003.

                              RESORT/HOTEL SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2003, the Operating Partnership owned or had an interest in nine Resort/Hotel Properties. The Operating Partnership holds one of the Resort/Hotel Properties, the Fairmont Sonoma Mission Inn & Spa, through a joint venture arrangement, pursuant to which the Operating Partnership owns an 80.1% interest in the limited liability company that owns the Sonoma Mission Inn & Spa. The remaining Resort/Hotel Properties are wholly-owned.

         Eight of the Resort/Hotel Properties are leased to taxable REIT subsidiaries that the Operating Partnership owns or in which it has an interest. The Omni Austin Hotel is leased to HCD Austin Corporation, an unrelated third party.

         Third party operators manage eight of the Resort/Hotel Properties. Ventana Inn and Spa is managed by Sonoma Management Company, or "Sonoma Management," an entity in which the Operating Partnership held a 10% interest until it sold its interest to the 90% owner in 2003. In addition, five of the Resort/Hotel Properties that are managed by third party operators are subject to a Master Asset Management and Administrative Services Agreement with Sonoma Management, pursuant to which Sonoma Management receives asset management and incentive fees from the Operating Partnership.

RECENT DEVELOPMENTS

         On November 21, 2003, Manalapan Hotel Partners, L.L.C. ("Manalapan"), owned 50% by the Operating Partnership and 50% by WB Palm Beach Investors, L.L.C., sold the Ritz Carlton Palm Beach Resort/Hotel Property in Palm Beach, Florida. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments," for additional information regarding this transaction.

MARKET INFORMATION

         Lodging demand is highly dependent upon the global economy and volume of business travel. Immediately prior to September 11, 2001, the hospitality industry enjoyed record profits. However, the weak global economy which continued throughout 2002 and 2003, resulted in weak performance for 2002, and much of 2003. Leisure travel recovered slightly in 2003, but business travel remained weak. As a result, market conditions were flat in 2003. National hotel occupancy in 2003 increased 0.3% over 2002. The average daily room rate declined 1.7%, and revenue per available room (a combination of occupancy and room rates and the chief measure of hotel market performance) increased just 0.2% over 2002. For the "upper upscale" segment of the market (most comparable to the Operating Partnership's portfolio), revenue per available room declined 1.2% in 2003 from the prior year.

COMPETITION

         Most of the Operating Partnership's upscale business class Resort/Hotel Properties in Denver, Albuquerque, Austin and Houston are business and convention center hotels that compete against other business and convention center hotels. The Operating Partnership believes that its luxury and destination fitness resorts and spas are unique properties due to location, which creates barriers for competition to enter, concept and high replacement cost. However, the luxury and destination fitness resorts and spas do compete against business-class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world.

                         RESIDENTIAL DEVELOPMENT SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2003, the Operating Partnership owned common stock representing interests of 98% to 100% in four Residential Development Corporations, which in turn, through joint ventures or partnership arrangements, owned in whole or in part 23 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

RECENT DEVELOPMENTS

         On December 31, 2003, the Operating Partnership disposed of its interest in The Woodlands Residential Development Property. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments," for additional information regarding this transaction.

COMPETITION AND MARKET INFORMATION

         The Operating Partnership's Residential Development Properties compete against a variety of other housing alternatives in each of their respective areas. These alternatives include other planned developments, pre-existing single-family homes, condominiums, townhouses and non-owner occupied housing, such as luxury apartments. Management believes that Desert Mountain and the properties owned by CRDI, representing the Operating Partnership's most significant investments in Residential Development Properties, contain certain features that provide competitive advantages to these developments.

         Desert Mountain, a luxury residential and recreational private community in Scottsdale, Arizona, offers six 18-hole Jack Nicklaus signature golf courses with adjacent clubhouses. Management believes Desert Mountain has few direct competitors due in part to the superior environmental attributes and the amenity package that Desert Mountain offers to its members. Sources of competition come from the resale market of existing lots and homes within Desert Mountain and from smaller, less developed projects in the area. However, management believes Desert Mountain's current inventory is superior to the inventory available on the resale market and in nearby developments, as the remaining lots are in the best locations within Desert Mountain. In addition to the quality of the remaining lots, Desert Mountain's amenity package continues to be unparalleled, and future residential golf development in the Scottsdale area is limited due to the lack of water available for golf course use.

         CRDI invests primarily in mountain resort residential real estate in Colorado and California, and residential real estate in downtown Denver, Colorado. Management believes that the Properties owned by CRDI have limited direct competitors because the projects' locations are unique, land availability is limited, and development rights are restrictive in most of these locations.

         Residential development demand is highly dependent upon the national economy, mortgage interest rates, and home sales. A slowing economy, which continued into the first half of 2003, contributed to flat or reduced lot and acre absorption, and to reduced average sales prices, primarily at Desert Mountain and at The Woodlands.

                    TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2003, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns all of the common stock, representing substantially all of the economic interest, of the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 87 Temperature-Controlled Logistics Properties, with an aggregate of approximately 440.7 million cubic feet (17.5 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"). The Operating Partnership has no economic interest in AmeriCold Logistics. See Note 23, "COPI," in Item 8, "Financial Statements and Supplementary Data," for information on the proposed acquisition of COPI's 40% interest in AmeriCold Logistics by a new entity to be owned by the Company's shareholders and the Operating Partnership's unitholders.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including a reduction of the rental obligation for 2001 and 2002, the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties (effective January 1, 2000), and the extension of the date on which deferred rent is required to be paid to December 31, 2003. On March 2, 2004, the Temperature-Controlled Logistics Corporation and Americold Logistics amended the leases to further extend the deferred rent period to December 31, 2005 from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003, on March 7, 2003. The Operating Partnership recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Unconsolidated Investments" for additional information.

         On February 23, 2004, Alec Covington, President and Chief Executive Officer of AmeriCold Logistics, resigned effective March 31, 2004, to take an opportunity in an unrelated industry. A search to identify a successor is currently underway. Anthony Cossentino, Chief Financial Officer, will oversee the AmeriCold business and Mike O'Connell, who has been with AmeriCold for over ten years, has been promoted to be in charge of all operations and, until a successor is in place, will report to Mr. Cossentino.

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C.

         As of December 31, 2003, the Operating Partnership held a 56% non-controlling interest in Vornado Crescent Carthage and KC Quarry, L.L.C. ("VCQ"). The assets of VCQ include two quarries and the related land.

RECENT DEVELOPMENTS

         On February 5, 2004, the Temperature-Controlled Logistics Corporation completed a $254.4 million mortgage financing with Morgan Stanley Mortgage Capital Inc., secured by 21 of its owned and seven of its leased temperature-controlled logistics properties. The loan matures in April 2009, bears interest at LIBOR plus 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. The net proceeds to the Temperature-Controlled Logistics Corporation were approximately $225.0 million, after closing costs, escrow reserves and the repayment of approximately $12.9 million in existing mortgages. On February 6, 2004, the Temperature-Controlled Logistics Corporation distributed cash of approximately $90.0 million to the Operating Partnership.

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

         AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers includes:

                                      PERCENTAGE OF
                                      2003 REVENUE
                                      -------------
H.J. Heinz Company                        15 %
ConAgra Foods, Inc.                       13
Philip Morris USA Inc. (Kraft)             8
Sara Lee Corp.                             5
Tyson Foods, Inc.                          4
General Mills, Inc.                        4
McCain Foods, Inc.                         4
Schwan Corp.                               4
Nippon Suisan (Gorton's)                   2
J.R. Simplot Company                       2
Other                                     39
                                         ---
TOTAL                                    100 %
                                         ===

COMPETITION

         AmeriCold Logistics is the largest operator of public refrigerated warehouse space in North America. As a result, AmeriCold Logistics does not have any competitors of comparable size. AmeriCold Logistics operates in an environment in which competition is national, regional and local in nature and in which the range of service, temperature-controlled logistics facilities, customer mix, service performance and price are the principal competitive factors.

ITEM 2.  PROPERTIES

         The Operating Partnership considers all of its Properties to be in good condition, well-maintained, suitable and adequate to carry on the Operating Partnership's business.

                                OFFICE PROPERTIES

         As of December 31, 2003, the Operating Partnership owned or had an interest in 72 Office Properties, located in 27 metropolitan submarkets in seven states with an aggregate of approximately 30.0 million net rentable square feet. The Operating Partnership's Office Properties are located primarily in the Dallas and Houston, Texas, metropolitan areas. As of December 31, 2003, the Operating Partnership's Office Properties in Dallas and Houston represented an aggregate of approximately 72% of its office portfolio based on total net rentable square feet (33% for Dallas and 39% for Houston).

OFFICE PROPERTIES TABLE(1)

         The following table shows, as of December 31, 2003, certain information about the Operating Partnership's Office Properties. In the table, "CBD" means central business district.

                                                                                                                         WEIGHTED
                                                                                                                          AVERAGE
                                                                                                                        FULL-SERVICE
                                                                                                                           RENTAL
                                                                                           NET                            RATE PER
                                                                                        RENTABLE     ECONOMIC             OCCUPIED
                                     NO. OF                                   YEAR        AREA       OCCUPANCY            SQ. FT.
STATE, CITY, PROPERTY              PROPERTIES   SUBMARKET                   COMPLETED   (SQ. FT.)   PERCENTAGE              (2)
--------------------------         ----------   ---------                   ---------   ---------   -----------        ------------
STABLIZED PROPERTIES
TEXAS
 DALLAS
   Bank One Center (3)                  1       CBD                           1987     1,530,957             81  %     $      22.60
   The Crescent (4)                     2       Uptown/Turtle Creek           1985     1,299,522             91               33.03
   Fountain Place                       1       CBD                           1986     1,200,266             97               21.60
   Trammell Crow Center (5)             1       CBD                           1984     1,128,331             89               23.78
   Stemmons Place                       1       Stemmons Freeway              1983       634,381             82               17.56
   Spectrum Center (6)                  1       Quorum/Bent Tree (7)          1983       598,250             83               23.21
   Waterside Commons                    1       Las Colinas                   1986       458,906             71               17.90
   125 E. John Carpenter Freeway        1       Las Colinas                   1982       446,031             75  (8)          21.35
   The Aberdeen                         1       Quorum/Bent Tree (7)          1986       320,629            100               19.43
   MacArthur Center I & II              1       Las Colinas              1982/1986       298,161             84               22.23
   Stanford Corporate Centre            1       Quorum/Bent Tree (7)          1985       275,372             87               21.83
   12404 Park Central (9)               1       LBJ Freeway                   1987       239,103              0                   0
   Palisades Central II                 1       Richardson (10)               1985       237,731             83               19.97
   3333 Lee Parkway                     1       Uptown/Turtle Creek           1983       233,543             43  (8)          22.30
   Liberty Plaza I & II (11)            1       Quorum/Bent Tree (7)     1981/1986       218,813             12               18.05
   The Addison                          1       Quorum/Bent Tree (7)          1981       215,016             99               23.46
   Palisades Central I                  1       Richardson (10)               1980       180,503             71               19.99
   Greenway II                          1       Richardson (10)               1985       154,329            100               16.26
   Greenway I & IA                      2       Richardson (10)               1983       146,704             19               14.47
   Addison Tower                        1       Quorum/Bent Tree (7)          1987       145,886             82               18.95
   5050 Quorum                          1       Quorum/Bent Tree (7)          1981       133,799             51               18.85
                                   ----------                                         ----------            ---        ------------
   Subtotal/Weighted Average           23                                             10,096,233             80  %     $      23.09
                                   ----------                                         ----------            ---        ------------
 FORT WORTH
  Carter Burgess Plaza                  1       CBD                           1982       954,895             91  %     $      18.32
                                   ----------                                         ----------            ---        ------------
 HOUSTON
   Greenway Plaza                      10       Greenway Plaza (12)      1969-1982     4,348,052             87  %     $      20.67
   Houston Center (13)                  4       CBD                      1974-1983     2,955,146             85  (8)          21.97
   Post Oak Central                     3       West Loop/Galleria       1974-1981     1,279,759             90               19.77
   Five Houston Center (14)             1       CBD                           2002       580,875             92               30.77
   Five Post Oak Park (15)              1       West Loop/Galleria            1986       567,396             90               20.94
   Four Westlake Park (16)              1       Katy Freeway West (17)        1992       561,065            100               22.83
   Three Westlake Park (16)             1       Katy Freeway West (17)        1983       414,792            100               23.50
   1800 West Loop South (18)            1       West Loop/Galleria            1982       399,777             69               20.06
                                   ----------                                         ----------            ---        ------------
Subtotal/Weighted Average              22                                             11,106,862             88  %     $      21.69
                                   ----------                                         ----------            ---        ------------
 AUSTIN
   Frost Bank Plaza                     1       CBD                           1984       433,024             78  %     $      22.39
   301 Congress Avenue (19)             1       CBD                           1986       418,338             59               25.50
   Bank One Tower (16)                  1       CBD                           1974       389,503             94               24.34
   Austin Centre                        1       CBD                           1986       343,664             69               22.57
   The Avallon                          3       Northwest                1993/1997       318,217            100               24.69
   Barton Oaks Plaza One                1       Southwest                     1986        98,955             94               24.72
                                   ----------                                         ----------            ---        ------------
   Subtotal/Weighted Average            8                                              2,001,701             80  %     $      23.96
                                   ----------                                         ----------            ---        ------------

                                                                                                                   WEIGHTED
                                                                                                                   AVERAGE
                                                                                                                 FULL-SERVICE
                                                                                                                    RENTAL
                                                                                     NET                           RATE PER
                                                                                   RENTABLE     ECONOMIC           OCCUPIED
                                     NO. OF                               YEAR       AREA       OCCUPANCY          SQ. FT.
STATE, CITY, PROPERTY              PROPERTIES  SUBMARKET               COMPLETED   (SQ. FT.)    PERCENTAGE           (2)
--------------------------         ----------  ---------               ---------  ----------   -----------       ------------
COLORADO
 DENVER
   Johns Manville Plaza                1       CBD                          1978     675,400          91  %      $   21.93
   707 17th Street (20)                1       CBD                          1982     550,805          59  (8)        23.05
   Ptarmigan Place                     1       Cherry Creek                 1984     418,630          61             20.34
   Regency Plaza One                   1       Denver Technology Center     1985     309,862          89             21.67
   55 Madison                          1       Cherry Creek                 1982     137,176          82             20.11
   The Citadel                         1       Cherry Creek                 1987     130,652          95             25.09
   44 Cook                             1       Cherry Creek                 1984     124,174          86             21.35
                                     ----                                         ----------         ---         ---------
   Subtotal/Weighted Average           7                                           2,346,699          77  %      $   21.93
                                     ----                                         ----------         ---         ---------
 COLORADO SPRINGS
   Briargate Office and
   Research Center                     1       Colorado Springs             1988     260,046          79  %      $   18.55
                                     ----                                         ----------         ---         ---------
FLORIDA
 MIAMI
  Miami Center (21)                    1       CBD                          1983     782,211          96  %      $   29.62
  Datran Center                        2       South Dade/Kendall      1986/1988     476,412          88             26.18
                                     ----                                         ----------         ---         ---------
   Subtotal/Weighted Average           3                                           1,258,623          93  %      $   28.39
                                     ----                                         ----------         ---         ---------
ARIZONA
 PHOENIX
  Two Renaissance Square               1       Downtown/CBD                 1990     476,373          88  %      $   26.08
                                     ----                                         ----------         ---         ---------
NEW MEXICO
 ALBUQUERQUE
  Albuquerque Plaza                    1       CBD                          1990     366,236          85  %      $   19.03
                                     ----                                         ----------         ---         ---------
CALIFORNIA
 SAN DIEGO
  Chancellor Park (22)                 1       University Town Centre       1988     195,733          75  % (8)  $   29.25
                                     ----                                         ----------         ---         ---------
 NEVADA
  LAS VEGAS
   Hughes Center (23)                  2       Central East            1986/1999     209,147          88  %      $   28.86
                                     ----                                         ----------         ---         ---------
STABILIZED TOTAL/WEIGHTED
AVERAGE                               70                                          29,272,548          84  % (8)  $    22.63 (24)
                                     ====                                         ==========         ===         ==========
PROPERTIES NOT STABILIZED
TEXAS
 HOUSTON
 BriarLake Plaza (25)(26)              1       Westchase                    2000     502,410          89  %      $   26.44
                                     ----                                         ----------
FLORIDA
 MIAMI
  The BAC - Colonnade Building(25)     1       Coral Gables                 1989     216,115          92  %      $   32.88
                                     ----                                         ----------
TOTAL PORTFOLIO                       72                                          29,991,073
                                     ====                                         ==========

        ---------------------------------
(1) Office Property Table data is presented at 100% without giving effect to the Operating Partnership's actual ownership percentage in joint ventured properties.

(2) Calculated in accordance with GAAP based on base rent payable as of December 31, 2003, giving effect to free rent and scheduled rent increases and including adjustments for expenses payable by or reimbursable from customers.

(3) The Operating Partnership has a 49.5% limited partner interest and a 0.5% general partner interest in the partnership that owns Bank One Center.

(4) The Crescent Office Towers and The Crescent Atrium are now reflected together as The Crescent.

(5) The Operating Partnership owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.

(6) In May 2003, the Operating Partnership, through its subsidiaries, exercised its option to acquire legal ownership of Spectrum Center in exchange for the mortgage notes it previously held.

(7) Submarket name changed to Quorum/Bent Tree from Far North Dallas. Name changed to better reflect the area of the submarket in which the building is located.

(8) Leases have been executed at certain Office Properties but had not commenced as of December 31, 2003. If such leases had commenced as of December 31, 2003, the percent leased for all Office Properties would have been 86%. Properties whose percent leased exceeds economic occupancy by 5 percentage points or more are as follows: 125 E. John Carpenter Freeway - 83%, 3333 Lee Parkway - 51%, Houston Center - 94%, 707 17th Street - 67%, and Chancellor Park - 84%.

(9) 12404 Park Central is currently considered held for sale. A $3.4 million impairment (before minority interest) was recorded in the fourth quarter of 2003 related to this Property.

(10) Submarket name changed to Richardson from Richardson/Plano. Name changed to better reflect the area of the submarket in which the building is located.

(11) Liberty Plaza I & II is currently considered held for sale. A $4.3 million impairment (before minority interest) was recorded in the fourth quarter of 2003 related to this Property.

(12) Submarket name changed to Greenway Plaza from Richmond-Buffalo Speedway. Name changed to better reflect the area of the submarket in which the building is located.

(13) Houston Center Shops is now reflected with Houston Center.

(14) Property statistics now include Five Houston Center which was deemed stabilized in September 2003.

(15) Property statistics now include Five Post Oak Park which was deemed stabilized in December 2003.

(16) The Operating Partnership has a 0.1% general partner interest and a 19.9% limited partner interest in the partnerships that own Four Westlake Park, Three Westlake Park, and Bank One Tower.

(17) Submarket name changed to Katy Freeway West from Katy Freeway. Name changed to better reflect the area of the submarket in which the building is located.

(18) 1800 West Loop South is currently considered held for sale. A $16.4 million impairment (before minority interest) was recorded in 2003 related to this Property.

(19) The Operating Partnership has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

(20) 707 17th Street was formerly known as MCI Tower.

(21) The Operating Partnership has a 40% member interest in the limited liability company that owns Miami Center.

(22) In September 2003, the Operating Partnership acquired unencumbered fee title to Chancellor Park, as a result of merging the previously held mortgage note out of existence.

(23) Hughes Center consists of six wholly-owned office properties and one joint ventured office property. The Operating Partnership acquired two wholly-owned office properties as of December 31, 2003. In February 2004, the Operating Partnership acquired (a) the remaining four wholly-owned properties, and (b) a 67% partnership interest in the joint ventured property. Hughes Center is collectively considered stabilized, with an average occupancy of 93% upon acquisition.

(24) The weighted average full-service cash rental rate per square foot calculated based on base rent payable for Operating Partnership Office Properties as of December 31, 2003, without giving effect to free rent and scheduled rent increases that are taken into consideration under GAAP but including adjustments for expenses paid by or reimbursed from customers is $22.57.

(25) Property statistics exclude BriarLake Plaza (which was acquired on October 8, 2003) and The BAC - Colonnade Building (which was acquired on August 26,
     2003). These office properties will be included in portfolio statistics once stabilized. Stabilization is deemed to occur upon the earlier of (a) achieving 93% occupancy or (b) one year following the date placed in-service or acquisition date.

(26) The Operating Partnership has a 30% member interest in the limited liability company that owns BriarLake Plaza.

         The following table shows, as of December 31, 2003, the principal business conducted by the tenants at the Operating Partnership's Office Properties, based on information supplied to the Operating Partnership from the tenants. Based on rental revenues from office leases in effect as of December 31, 2003, no single tenant accounted for more than 5% of the Operating Partnership's total Office Segment rental revenues for 2003.

                                    Percent of
                                    Leased Sq.
     Industry Sector                    Ft.
-------------------------           ------------
Professional Services (1)                  29  %
Financial Services (2)                     21
Energy(3)                                  20
Telecommunications                          5
Technology                                  5
Manufacturing                               4
Food Service                                3
Government                                  3
Retail                                      3
Medical                                     2
Other (4)                                   5
                                          ---
TOTAL LEASED                              100  %
                                          ===

----------------------------
(1) Includes legal, accounting, engineering, architectural and advertising services.

(2)  Includes banking, title and insurance and investment services.

(3)  Includes oil and gas and utility companies.

(4)  Includes construction, real estate and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of December 31, 2003, for the Operating Partnership's total Office Properties and for Dallas, Houston and Austin, Texas, Denver, Colorado, and Miami, Florida, individually, for each of the 10 years beginning with 2004.

                           TOTAL OFFICE PROPERTIES(1)

                                                                                                             ANNUAL
                                                                                                              FULL-
                                                                                                             SERVICE
                                                                                                              RENT
               SQUARE                          SQUARE                                                          PER
              FOOTAGE           SIGNED         FOOTAGE                                       PERCENTAGE      SQUARE
                 OF            RENEWALS          OF             PERCENTAGE       ANNUAL          OF          FOOT OF     NUMBER OF
              EXPIRING            OF          EXPIRING             OF         FULL-SERVICE     ANNUAL          NET        TENANTS
 YEAR OF       LEASES          EXPIRING        LEASES            SQUARE        RENT UNDER   FULL-SERVICE    RENTABLE        WITH
  LEASE       (BEFORE          LEASES(2)       (AFTER            FOOTAGE        EXPIRING        RENT          AREA        EXPIRING
EXPIRATION    RENEWALS)                       RENEWALS)          EXPIRING      LEASES (3)     EXPIRING     EXPIRING(3)     LEASES
----------  ------------     ------------   ------------       ------------   ------------  ------------  ------------  ------------
2004           4,932,196(4)    (2,337,470)     2,594,726(4)(5)         10.7%  $ 56,538,613          10.2% $      21.79           434
2005           3,023,386         (203,989)     2,819,397(6)            11.6     63,269,246          11.5         22.44           290
2006           2,339,705            6,084      2,345,789                9.6     56,239,858          10.2         23.97           255
2007           2,809,148          223,631      3,032,779               12.5     68,106,358          12.3         22.46           214
2008           1,866,055          (24,961)     1,841,094                7.6     39,904,305           7.2         21.67           200
2009           1,410,503          444,977      1,855,480                7.6     43,167,781           7.8         23.27           111
2010           1,743,833          221,352      1,965,185                8.1     48,544,703           8.8         24.70            65
2011           1,099,717           14,851      1,114,568                4.6     26,169,983           4.7         23.48            42
2012             826,187               --        826,187                3.4     21,213,667           3.8         25.68            25
2013           1,483,138          (51,313)     1,431,825                5.9     31,767,912           5.8         22.19            38
2014 and
thereafter     2,791,107        1,706,838      4,497,945               18.4     97,189,764          17.7         21.61            48
            ------------     ------------   ------------       ------------   ------------  ------------  ------------  ------------
              24,324,975               --     24,324,975(7)           100.0%  $552,112,190         100.0% $      22.70         1,722
            ============     ============   ============       ============   ============  ============  ============  ============


(1) Lease expiration data is presented at 100% without giving effect to the Operating Partnership's actual ownership percentage in joint ventured properties and excludes non-stabilized Office Properties.

(2) Signed renewals extend the expiration dates of in-place leases to the end of the renewal term.

(3) Calculated based on base rent payable under leases for net rentable square feet expiring (after renewals), giving effect to free rent and scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4) As of December 31, 2003, leases totaling 3,060,023 square feet (including renewals of 2,337,470 square feet and new leases of 722,553 square feet) have been signed and will commence during 2004. These signed leases represent approximately 62% of gross square footage expiring during 2004.

(5) Expirations by quarter are as follows: Q1: 872,095 square feet Q2: 537,587 square feet Q3: 668,753 square feet Q4: 516,291 square feet.

(6) Expirations by quarter are as follows: Q1: 632,422 square feet Q2: 732,267 square feet Q3: 925,124 square feet Q4: 529,584 square feet.

(7) Reconciliation of Occupied Square Feet to Net Rentable Area:


                                                               SQUARE
                                                                FEET
                                                            ------------
Occupied Square Footage, per above                            24,324,975
Add: Occupied but Non-Revenue Generating Square Footage          256,142
Add: Vacant Square Footage                                     4,691,431
                                                            ------------
Total Stabilized Office Portfolio Net Rentable Area           29,272,548
                                                            ============

                           DALLAS OFFICE PROPERTIES(1)

                                                                                                             ANNUAL
                                                                                                              FULL-
                                                                                                             SERVICE
                                                                                                              RENT
               SQUARE                          SQUARE                                                          PER
              FOOTAGE                          FOOTAGE                                       PERCENTAGE      SQUARE
                 OF             SIGNED           OF             PERCENTAGE       ANNUAL          OF          FOOT OF     NUMBER OF
              EXPIRING         RENEWALS       EXPIRING             OF         FULL-SERVICE     ANNUAL          NET        TENANTS
 YEAR OF       LEASES             OF           LEASES            SQUARE        RENT UNDER   FULL-SERVICE    RENTABLE        WITH
  LEASE       (BEFORE          EXPIRING        (AFTER            FOOTAGE        EXPIRING        RENT          AREA        EXPIRING
EXPIRATION    RENEWALS)        LEASES(2)      RENEWALS)          EXPIRING      LEASES (3)     EXPIRING     EXPIRING(3)     LEASES
----------  ------------     ------------   ------------       ------------   ------------  ------------  ------------  ------------
2004           1,364,220(4)      (747,740)       616,480(4)(5)          7.7%  $ 14,990,769           8.1% $      24.32           116
2005           1,245,025         (218,962)     1,026,063(6)            12.8     22,370,762          12.1         21.80            92
2006             721,571            7,207        728,778                9.1     18,256,496           9.9         25.05            59
2007           1,220,425          127,622      1,348,047               16.8     31,640,431          17.1         23.47            63
2008             610,889          (71,619)       539,270                6.7     11,982,352           6.5         22.22            65
2009             506,063           89,891        595,954                7.4     15,077,745           8.2         25.30            23
2010             694,650          104,259        798,909                9.9     20,992,324          11.4         26.28            20
2011             299,082           14,851        313,933                3.9      7,660,297           4.1         24.40            10
2012             195,372               --        195,372                2.4      4,312,294           2.3         22.07            11
2013             294,309           21,897        316,206                3.9      7,418,864           4.0         23.46            11
2014 and
thereafter       878,878          672,594      1,551,472               19.4     30,238,653          16.3         19.49            15
            ------------     ------------   ------------       ------------   ------------  ------------  ------------  ------------
               8,030,484               --      8,030,484              100.0%  $184,940,987         100.0% $      23.03           485
            ============     ============   ============       ============   ============  ============  ============  ============

(1) Lease expiration data is presented at 100% without giving effect to the Operating Partnership's actual ownership percentage in joint ventured properties and excludes non-stabilized Office Properties.

(2) Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3) Calculated based on base rent payable under leases for net rentable square feet expiring (after renewals), giving effect to free rent and scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4) As of December 31, 2003, leases totaling 868,696 square feet (including renewals of 747,740 square feet and new leases of 120,956 square feet) have been signed and will commence during 2004. These signed leases represent approximately 64% of gross square footage expiring during the remainder of 2004.

(5) Expirations by quarter are as follows: Q1: 180,107 square feet Q2 : 71,832 square feet Q3: 209,529 square feet Q4: 155,012 square feet.

(6) Expirations by quarter are as follows: Q1: 184,838 square feet Q2: 138,900 square feet Q3: 555,590 square feet Q4: 146,735 square feet.


                          HOUSTON OFFICE PROPERTIES (1)

                                                                                                             ANNUAL
                                                                                                              FULL-
                                                                                                             SERVICE
                                                                                                              RENT
               SQUARE                          SQUARE                                                          PER
              FOOTAGE                          FOOTAGE                                       PERCENTAGE      SQUARE
                 OF             SIGNED           OF             PERCENTAGE       ANNUAL          OF          FOOT OF     NUMBER OF
              EXPIRING         RENEWALS       EXPIRING             OF         FULL-SERVICE     ANNUAL          NET        TENANTS
 YEAR OF       LEASES             OF           LEASES            SQUARE        RENT UNDER   FULL-SERVICE    RENTABLE        WITH
  LEASE       (BEFORE          EXPIRING        (AFTER            FOOTAGE        EXPIRING        RENT          AREA        EXPIRING
EXPIRATION    RENEWALS)        LEASES(2)      RENEWALS)          EXPIRING      LEASES (3)     EXPIRING     EXPIRING(3)     LEASES
----------  ------------     ------------   ------------       ------------   ------------  ------------  ------------  ------------
2004           2,029,730(4)    (1,102,168)       927,562(4)(5)          9.6%  $ 17,635,186           8.3% $      19.01           183
2005             626,461           11,265        637,726(6)             6.6     13,816,589           6.4         21.67           105
2006             963,875           (7,146)       956,729                9.9     20,876,916           9.9         21.82            94
2007           1,045,407          112,584      1,157,991               11.9     24,108,643          11.3         20.82            77
2008             808,121            1,847        809,968                8.4     16,032,206           7.6         19.79            67
2009             373,736          278,029        651,765                6.7     13,894,638           6.6         21.32            38
2010             684,713          100,377        785,090                8.1     17,578,412           8.3         22.39            23
2011             581,854               --        581,854                6.0     12,772,528           6.0         21.95            15
2012             458,760               --        458,760                4.7     12,492,421           5.9         27.23             9
2013             458,174               --        458,174                4.7     11,586,741           5.5         25.29            10
2014 and
thereafter     1,661,593          605,212      2,266,805               23.4     50,903,696          24.2         22.46            15
            ------------     ------------   ------------       ------------   ------------  ------------  ------------  ------------
               9,692,424               --      9,692,424              100.0%  $211,697,976         100.0% $      21.84           636
            ============     ============   ============       ============   ============  ============  ============  ============

(1) Lease expiration data is presented at 100% without giving effect to the Operating Partnership's actual ownership percentage in joint ventured properties and excludes non-stabilized Office Properties.

(2) Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3) Calculated based on base rent payable under leases for net rentable square feet expiring (after renewals), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4) As of December 31, 2003, leases totaling 1,498,485 square feet (including renewals of 1,102,168 square feet and new leases of 396,317 square feet) have been signed and will commence during 2004. These signed leases represent approximately 74% of gross square footage expiring during the remainder of 2004.

(5) Expirations by quarter are as follows: Q1: 379,277 square feet Q2: 227,142 square feet Q3: 140,531 square feet Q4: 180,612 square feet.

(6) Expirations by quarter are as follows: Q1: 176,171 square feet Q2: 142,240 square feet Q3: 184,778 square feet Q4: 134,537 square feet.

                          AUSTIN OFFICE PROPERTIES (1)

                                                                                                             ANNUAL
                                                                                                              FULL-
                                                                                                             SERVICE
                                                                                                              RENT
               SQUARE                          SQUARE                                                          PER
              FOOTAGE           SIGNED         FOOTAGE                                       PERCENTAGE      SQUARE
                 OF            RENEWALS          OF             PERCENTAGE       ANNUAL          OF          FOOT OF     NUMBER OF
              EXPIRING            OF          EXPIRING             OF         FULL-SERVICE     ANNUAL          NET        TENANTS
 YEAR OF       LEASES          EXPIRING        LEASES            SQUARE        RENT UNDER   FULL-SERVICE    RENTABLE        WITH
  LEASE       (BEFORE          LEASES(2)       (AFTER            FOOTAGE        EXPIRING        RENT          AREA        EXPIRING
EXPIRATION    RENEWALS)                       RENEWALS)          EXPIRING      LEASES (3)     EXPIRING     EXPIRING(3)     LEASES
----------  ------------     ------------   ------------       ------------   ------------  ------------  ------------  ------------
2004             407,412(4)       (12,896)       394,516(4)(5)         25.6%  $  9,060,824          24.5% $      22.97            39
2005             507,058           (3,820)       503,238(6)            32.6     11,779,019          31.9         23.41            21
2006             201,848          (21,627)       180,221               11.7      5,137,382          13.9         28.51            17
2007              78,935               --         78,935                5.1      1,908,538           5.2         24.18            10
2008             160,069           21,627        181,696               11.8      4,581,926          12.4         25.22            18
2009              84,818               --         84,818                5.5      1,827,830           5.0         21.55             8
2010              42,800           16,716         59,516                3.9      1,155,165           3.1         19.41             9
2011               5,896               --          5,896                0.4        115,838           0.3         19.65             2
2012                  --               --             --                 --             --            --            --             0
2013              21,887               --         21,887                1.4        607,780           1.6         27.77             2
2014 and
thereafter        33,315               --         33,315                2.0        777,499           2.1         23.34             1
            ------------     ------------   ------------       ------------   ------------  ------------  ------------  ------------
               1,544,038               --      1,544,038              100.0%  $ 36,951,801         100.0% $      23.93           127
            ============     ============   ============       ============   ============  ============  ============  ============

(1) Lease expiration data is presented at 100% without giving effect to the Operating Partnership's actual ownership percentage in joint ventured properties and excludes non-stabilized Office Properties.

(2) Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3) Calculated based on base rent payable under leases for net rentable square feet expiring (after renewals), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4) As of December 31, 2003, leases totaling 33,854 square feet (including renewals of 12,896 square feet and new leases of 20,958 square feet) have been signed and will commence during 2004. These signed leases represent approximately 8% of gross square footage expiring during the remainder of 2004.

(5) Expirations by quarter are as follows: Q1: 104,525 square feet Q2: 22,931 square feet Q3: 249,986 square feet Q4: 17,074 square feet.

(6) Expirations by quarter are as follows: Q1: 92,036 square feet Q2: 349,844 square feet Q3: 31,140 square feet Q4: 30,218 square feet.


                          DENVER OFFICE PROPERTIES (1)


                                                                                                             ANNUAL
                                                                                                              FULL-
                                                                                                             SERVICE
                                                                                                              RENT
               SQUARE                          SQUARE                                                          PER
              FOOTAGE           SIGNED         FOOTAGE                                       PERCENTAGE      SQUARE
                 OF            RENEWALS          OF             PERCENTAGE       ANNUAL          OF          FOOT OF     NUMBER OF
              EXPIRING            OF          EXPIRING             OF         FULL-SERVICE     ANNUAL          NET        TENANTS
 YEAR OF       LEASES          EXPIRING        LEASES            SQUARE        RENT UNDER   FULL-SERVICE    RENTABLE        WITH
  LEASE       (BEFORE          LEASES(2)       (AFTER            FOOTAGE        EXPIRING        RENT          AREA        EXPIRING
EXPIRATION    RENEWALS)                       RENEWALS)          EXPIRING      LEASES (3)     EXPIRING     EXPIRING(3)     LEASES
----------  ------------     ------------   ------------       ------------   ------------  ------------  ------------  ------------
2004             515,382(4)      (226,871)       288,511(4)(5)         16.0%  $  6,098,326          15.3% $      21.14            30
2005             320,476               --        320,476(6)            17.8      7,025,177          17.6         21.92            20
2006             109,314           (2,036)       107,278                6.0      2,667,820           6.7         24.87            20
2007             163,867            4,342        168,209                9.3      3,726,293           9.4         22.15            23
2008             113,599            2,036        115,635                6.4      2,339,573           5.9         20.23            19
2009             199,270           39,488        238,758               13.3      5,330,455          13.4         22.33            17
2010             113,032               --        113,032                6.3      2,937,671           7.4         25.99             5
2011              42,568               --         42,568                2.4        809,568           2.0         19.02             4
2012              75,753               --         75,753                4.2      1,861,533           4.7         24.57             1
2013             146,510          (73,210)        73,300                4.1      1,433,382           3.6         19.56             5
2014 and
thereafter            --          256,251        256,251               14.2      5,585,613          14.0         21.80             6
            ------------     ------------   ------------       ------------   ------------  ------------  ------------  ------------
               1,799,771               --      1,799,771              100.0%  $ 39,815,411         100.0% $      22.12           150
            ============     ============   ============       ============   ============  ============  ============  ============



(1) Lease expiration data is presented at 100% without giving effect to the Operating Partnership's actual ownership percentage in joint ventured properties and excludes non-stabilized Office Properties.

(2) Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3) Calculated based on base rent payable under leases for net rentable square feet expiring (after renewal), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4) As of December 31, 2003, leases totaling 311,164 square feet (including renewals of 226,871 square feet and new leases of 84,293 square feet) have been signed and will commence during 2004. These signed leases represent approximately 60% of gross square footage expiring during the remainder of 2004.

(5) Expirations by quarter are as follows: Q1: 140,412 square feet Q2: 119,499 square feet Q3: 14,238 square feet Q4: 14,362 square feet.

(6) Expirations by quarter are as follows: Q1: 122,740 square feet Q2: 28,390 square feet Q3: 13,956 square feet Q4: 155,390 square feet.

                           MIAMI OFFICE PROPERTIES (1)

                                                                                                             ANNUAL
                                                                                                              FULL-
                                                                                                             SERVICE
                                                                                                              RENT
               SQUARE                          SQUARE                                                          PER
              FOOTAGE           SIGNED         FOOTAGE                                       PERCENTAGE      SQUARE
                 OF            RENEWALS          OF             PERCENTAGE       ANNUAL          OF          FOOT OF     NUMBER OF
              EXPIRING            OF          EXPIRING             OF         FULL-SERVICE     ANNUAL          NET        TENANTS
 YEAR OF       LEASES          EXPIRING        LEASES            SQUARE        RENT UNDER   FULL-SERVICE    RENTABLE        WITH
  LEASE       (BEFORE          LEASES(2)       (AFTER            FOOTAGE        EXPIRING        RENT          AREA        EXPIRING
EXPIRATION    RENEWALS)                       RENEWALS)          EXPIRING      LEASES (3)     EXPIRING     EXPIRING(3)     LEASES
----------  ------------     ------------   ------------       ------------   ------------  ------------  ------------  ------------
2004             220,704(4)       (76,055)       144,649(4)(5)         12.4%  $  3,632,700          10.6% $      25.11            32
2005             187,156          (42,969)       144,187(6)            12.4      4,254,659          12.4         29.51            34
2006             127,105           33,083        160,188               13.8      4,661,776          13.6         29.10            36
2007              91,322          (22,277)        69,045                5.9      1,863,388           5.5         26.99            17
2008              62,260           17,751         80,011                6.9      2,422,255           7.1         30.27            14
2009             134,859           30,511        165,370               14.2      4,421,803          12.9         26.74             9
2010             147,954               --        147,954               12.7      4,613,804          13.5         31.18             5
2011             100,381               --        100,381                8.6      3,499,207          10.2         34.86             5
2012              32,359               --         32,359                2.8      1,190,499           3.5         36.79             2
2013              21,765               --         21,765                1.9        747,450           2.2         34.34             2
2014 and
thereafter        37,059           59,956         97,015                8.4      2,886,874           8.5         29.76             5
            ------------     ------------   ------------       ------------   ------------  ------------  ------------  ------------
               1,162,924               --      1,162,924              100.0%  $ 34,194,415         100.0% $      29.40           161
            ============     ============   ============       ============   ============  ============  ============  ============

(1) Lease expiration data is presented at 100% without giving effect to the Operating Partnership's actual ownership percentage in joint ventured properties and excludes non-stabilized Office Properties.

(2) Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3) Calculated based on base rent payable under leases for net rentable square feet expiring (after renewals), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4) As of December 31, 2003, leases totaling 84,507 square feet (including renewals of 76,055 square feet and new leases of 8,452 square feet) have been signed and will commence during 2004. These signed leases represent approximately 38% of gross square footage expiring during the remainder of 2004.

(5) Expirations by quarter are as follows: Q1: 27,554 square feet Q2: 50,192 square feet Q3: 30,484 square feet Q4: 36,419 square feet.

(6) Expirations by quarter are as follows: Q1: 25,450 square feet Q2: 20,635 square feet Q3 61,644 square feet Q4: 36,458 square feet.



                           OTHER OFFICE PROPERTIES (1)

                                                                                                             ANNUAL
                                                                                                              FULL-
                                                                                                             SERVICE
                                                                                                              RENT
               SQUARE                          SQUARE                                                          PER
              FOOTAGE           SIGNED         FOOTAGE                                       PERCENTAGE      SQUARE
                 OF            RENEWALS          OF             PERCENTAGE       ANNUAL          OF          FOOT OF     NUMBER OF
              EXPIRING            OF          EXPIRING             OF         FULL-SERVICE     ANNUAL          NET        TENANTS
 YEAR OF       LEASES          EXPIRING        LEASES            SQUARE        RENT UNDER   FULL-SERVICE    RENTABLE        WITH
  LEASE       (BEFORE         LEASES(2)        (AFTER            FOOTAGE        EXPIRING        RENT          AREA        EXPIRING
EXPIRATION    RENEWALS)                       RENEWALS)          EXPIRING      LEASES (3)     EXPIRING     EXPIRING(3)     LEASES
----------  ------------     ------------   ------------       ------------   ------------  ------------  ------------  ------------
2004             394,748(4)      (171,740)       223,008(4)(5)         10.6%  $  5,120,808          11.5% $      22.96            34
2005             137,210           50,497        187,707(6)             9.0      4,023,040           9.0         21.43            18
2006             215,992           (3,397)       212,595               10.2      4,639,468          10.4         21.82            29
2007             209,192            1,360        210,552               10.1      4,859,065          10.9         23.08            24
2008             111,117            3,397        114,514                5.5      2,545,993           5.7         22.23            17
2009             111,757            7,058        118,815                5.7      2,615,310           5.9         22.01            16
2010              60,684               --         60,684                2.9      1,267,327           2.9         20.88             3
2011              69,936               --         69,936                3.3      1,312,545           3.0         18.77             6
2012              63,943               --         63,943                3.1      1,356,920           3.1         21.22             2
2013             540,493               --        540,493               25.8      9,973,695          22.4         18.45             8
2014 and
thereafter       180,262          112,825        293,087               13.8      6,797,429          15.2         23.19             6
            ------------     ------------   ------------       ------------   ------------  ------------  ------------  ------------
               2,095,334               --      2,095,334              100.0%  $ 44,511,600         100.0% $      21.24           163
            ============     ============   ============       ============   ============  ============  ============  ============

(1) Lease expiration data is presented at 100% without giving effect to the Operating Partnership's actual ownership percentage in joint ventured properties and excludes non-stabilized Office Properties. Includes
    Ft. Worth, Colorado Springs, Phoenix, Albuquerque, San Diego, and Las Vegas.

(2) Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3) Calculated based on base rent payable under leases for net rentable square feet expiring (after renewals), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4) As of December 31, 2003, leases totaling 263,317 square feet (including renewals of 171,740 square feet and new leases of 91,577 square feet) have been signed and will commence during 2004. These signed leases represent approximately 67% of gross square footage expiring during 2004.

(5) Expirations by quarter are as follows: Q1: 40,220 square feet Q2: 45,991 square feet Q3: 23,985 square feet Q4: 112,812 square feet.

(6) Expirations by quarter are as follows: Q1: 31,187 square feet Q2: 52,258 square feet Q3: 78,016 square feet Q4: 26,246 square feet.

                           RESORT/HOTEL PROPERTIES(1)

         The following table shows certain information for the years ended December 31, 2003 and 2002, with respect to the Operating Partnership's Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which measure their performance based on available guest nights.

                                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------------------------
                                                                                                                      REVENUE
                                                                                 AVERAGE              AVERAGE           PER
                                                                                OCCUPANCY              DAILY          AVAILABLE
                                                         YEAR                     RATE                 RATE       ROOM/GUEST NIGHT
                                                      COMPLETED/           ------------------   ----------------  -----------------
RESORT/HOTEL PROPERTY                    LOCATION     RENOVATED    ROOMS     2003      2002       2003     2002    2003     2002
---------------------                    --------     ---------    -----     ----      ----       ----     ----    ----     ----
   UPSCALE BUSINESS CLASS HOTELS:
     Denver Marriott City Center      Denver, CO        1982/1994      613        73 %      75 %     $128    $117     $ 93     $ 89
     Hyatt Regency Albuquerque        Albuquerque, NM      1990        395        72        71        104     106       75       76

     Omni Austin Hotel(2)             Austin, TX           1986        375        75        70        113     116       84       81

     Renaissance Houston Hotel        Houston, TX       1975/2000      388        62        63        108     110       67       70
                                                                     -----       ---      ----       ----    ----     ----     ----
          TOTAL/WEIGHTED AVERAGE                                     1,771        71 %      71 %     $115    $113     $ 82     $ 80
                                                                     =====       ===      ====       ====    ====     ====     ====

   LUXURY RESORTS AND SPAS:
     Park Hyatt Beaver Creek Resort
     and Spa                          Avon, CO        1989/2001        275        60 %      59 %     $278    $280     $166     $166
     Fairmont Sonoma Mission Inn &
     Spa(3)                           Sonoma, CA      1927/1987/1997   228        61        61        245     264      150      162
     Ventana Inn & Spa                Big Sur, CA     1975/1982/1988    62        75        71        412     393      309      279
                                                                     -----       ---      ----       ----    ----     ----     ----
          TOTAL/WEIGHTED AVERAGE                                       565        62 %      61 %     $282    $288     $174     $177
                                                                     =====       ===      ====       ====    ====     ====     ====

                                                                    GUEST
   DESTINATION FITNESS RESORTS AND                                 NIGHTS
   SPAS:
     Canyon Ranch-Tucson              Tucson, AZ         1980          259 (4)
     Canyon Ranch-Lenox               Lenox, MA          1989          212 (4)
                                                                     -----       ---      ----       ----    ----     ----     ----
          TOTAL/WEIGHTED AVERAGE                                       471        76 %      77 %     $661    $641     $475     $471
                                                                     =====       ===      ====       ====    ====     ====     ====

   LUXURY AND DESTINATION FITNESS RESORTS COMBINED                                68 %      69 %     $469    $464     $311     $310
                                                                                 ===      ====       ====    ====     ====     ====

          GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES   2,807        70 %      70 %     $241    $238     $166     $164
                                                                     =====       ===      ====       ====    ====     ====     ====

--------------------------------------

(1) Resort/Hotel Property Table is presented at 100% without any adjustment to give effect to the Operating Partnership's actual ownership in Resort/Hotel Properties.

(2)  The Omni Austin Hotel is leased to HCD Austin Corporation.

(3) The Operating Partnership has an 80.1% member interest in the limited liability company that owns Fairmont Sonoma Mission Inn & Spa.

(4) Represents available guest nights, which is the maximum number of guests the resort can accommodate per night.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

         The following table shows certain information as of December 31, 2003, relating to the Residential Development Properties.

                                                                                                     TOTAL        TOTAL
                     RESIDENTIAL                                     RESIDENTIAL       TOTAL       LOTS/UNITS   LOTS/UNITS
 RESIDENTIAL         DEVELOPMENT                                     DEVELOPMENT       LOTS/       DEVELOPED      CLOSED
 DEVELOPMENT          PROPERTIES     TYPE OF                        CORPORATION'S      SUNITS        SINCE        SINCE
CORPORATION(1)         (RDP)          RDP(2)        LOCATION         OWNERSHIP %      PLANNED      INCEPTION    INCEPTION
--------------      ---------------  -------        --------        -------------     -------      ---------    ---------
Desert Mountain     Desert Mountain     SF          Scottsdale, AZ         93.0%        2,436         2,396          2,304
                                                                                        -----         -----          -----
Development
Corporation

Crescent Resort     Eagle Ranch         SF          Eagle, CO              60.0%        1,323           651            643
Development,        Main Street
Inc. (6)              Junction          CO          Breckenridge,          30.0%           36            36             36
                                                    CO
                    Main Street
                      Station           CO          Breckenridge,          30.0%           82            82             81
                                                    CO
                    Main Street
                      Station
                    Vacation Club       TS          Breckenridge,          30.0%           42            42             27
                                                    CO
                    Riverbend           SF          Charlotte, NC          60.0%          650           335            335
                    Three Peaks
                      (Eagle's Nest)    SF          Silverthorne,          30.0%          391           253            191
                                                    CO
                    Park Place at
                      Riverfront        CO          Denver, CO             64.0%           70            70             68
                    Park Tower at
                      Riverfront        CO          Denver, CO             64.0%           61            61             60
                    Promenade Lofts
                      at Riverfront     CO          Denver, CO             64.0%           66            66             66
                    Creekside at
                      Riverfront        CO          Denver, CO             64.0%           40            40             26
                    Delgany Lofts       CO          Denver, CO             64.0%           44             -              -
                    Cresta              TH          Edwards, CO            60.0%           25            25             22
                    Snow Cloud          CO          Avon, CO               64.0%           54            54             54
                    Horizon Pass Lodge  CO          Avon, CO               64.0%           31             -              -
                    Horizon Pass
                      Townhomes         TH          Avon, CO               64.0%            9             -              -
                    One Vendue Range    CO          Charleston, SC         62.0%           50            50             50
                    Old Greenwood       SF/TS       Truckee, CA            71.2%          249           103             76
                    Tahoe Mountain
                      Resorts           SF/CO/TH/   Tahoe, CA        57% - 71.2%            - (7)         - (7)          - (7)
                                          TS
                                                                                        -----         -----          -----
TOTAL CRESCENT RESORT DEVELOPMENT, INC.                                                3,223         1,868          1,735
                                                                                        -----         -----          -----

Mira Vista          Mira Vista          SF          Fort Worth, TX        100.0%          740           740            724
                                                                                        -----         -----          -----
  Development
  Corp.

Houston Area        Falcon Point        SF          Houston, TX           100.0%          510           491            468
  Development       Falcon Landing      SF          Houston, TX           100.0%          623           613            613
  Corp.             Spring Lakes        SF          Houston, TX           100.0%          520           416            369
                                                                                        -----         -----          -----

TOTAL HOUSTON AREA DEVELOPMENT CORP.                                                    1,653         1,520          1,450
                                                                                        -----         -----          -----
   TOTAL                                                                                8,052         6,524          6,213
                                                                                        =====         =====          =====

                                          AVERAGE
                      RESIDENTIAL         CLOSED            RANGE OF
 RESIDENTIAL          DEVELOPMENT       SALE PRICE         PROPOSED
 DEVELOPMENT          PROPERTIES         PER LOT/         SALE PRICES
CORPORATION(1)           (RDP)          UNIT ($)(3)   PER LOT/UNIT ($)(4)
--------------      ---------------     -----------   -------------------
Desert Mountain     Desert Mountain         538,000     450,000 -  4,000,000(5)

Development
Corporation

Crescent Resort     Eagle Ranch              81,000      50,000 -    150,000
Development,        Main Street
Inc. (6)              Junction              462,000     300,000 -    580,000

                    Main Street
                      Station               494,000     215,000 -  1,065,000

                    Main Street
                      Station
                    Vacation Club         1,188,000     380,000 -  4,600,000

                    Riverbend                31,000      25,000 -     38,000
                    Three Peaks
                      (Eagle's Nest)        258,000     135,000 -    425,000

                    Park Place at
                      Riverfront            431,000     195,000 -  1,445,000
                    Park Tower at
                      Riverfront            725,000     180,000 -  2,100,000
                    Promenade Lofts
                      at Riverfront         457,000     180,000 -  2,100,000
                    Creekside at
                      Riverfront            325,000     202,000 -    450,000
                    Delgany Lofts               N/A     460,000 -  1,090,000
                    Cresta                1,963,000   1,230,000 -  3,434,000
                    Snow Cloud            1,732,000     840,000 -  4,545,000
                    Horizon Pass Lodge          N/A   1,050,000 -  4,560,000
                    Horizon Pass
                      Townhomes                 N/A   2,803,000 -  3,950,000
                    One Vendue Range      1,217,000     450,000 -  3,100,000
                    Old Greenwood           300,000     179,000 -    745,000

                    Tahoe Mountain
                      Resorts                   N/A         N/A          N/A

TOTAL CRESCENT RESORT DEVELOPMENT, INC.

Mira Vista          Mira Vista               99,000      50,000 -    265,000

  Development
  Corp.

Houston Area        Falcon Point             39,000      28,000 -     52,000
  Development       Falcon Landing           21,000      25,000 -     25,000
  Corp.             Spring Lakes             33,000      35,000 -     50,000

TOTAL HOUSTON AREA DEVELOPMENT CORP.

TOTAL

(1) As of December 31, 2003, the Operating Partnership had a 100% ownership interest in Desert Mountain Development Corporation and Crescent Resort Development Inc. and a 98% ownership interest in Mira Vista Development Corp. and Houston Area Development Corp.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); and TS (Timeshare Equivalent Units).

(3) Based on lots/units closed during the Operating Partnership's ownership period.

(4) Based on existing inventory of developed lots/units and lots/units to be developed.

(5)  Includes golf membership, which as of December 31, 2003 is $0.2 million.

(6) Residential Development Corporation's ownership percentage represents the profit percentage allocation after the Operating Partnership receives a 12-13% preferred return on its invested capital.

(7) This project is in the early stages of development, and this information is not available as of December 31, 2003.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of December 31, 2003:

                                TOTAL CUBIC           TOTAL                                         TOTAL CUBIC         TOTAL
                 NUMBER OF        FOOTAGE          SQUARE FEET                      NUMBER OF          FOOTAGE        SQUARE FEET
STATE            PROPERTIES(1)  (IN MILLIONS)     (IN MILLIONS)    STATE           PROPERTIES(1)   (IN MILLIONS)    (IN MILLIONS)
-----            ------------   -------------     -------------    -----           -------------   -------------    -------------
Alabama                  4             10.7              0.4      Missouri                2               46.8              2.8
Arizona                  1              2.9              0.1      Nebraska                2                4.4              0.2
Arkansas                 6             33.1              1.0      New York                1               11.8              0.4
California               7             25.1              0.9      North Carolina          3               10.0              0.4
Colorado                 1              2.8              0.1      Ohio                    1                5.5              0.2
Florida                  5              6.5              0.3      Oklahoma                2                2.1              0.1
Georgia                  8             49.5              1.7      Oregon                  6               40.4              1.7
Idaho                    2             18.7              0.8      Pennsylvania            2               27.4              0.9
Illinois                 2             11.6              0.4      South Carolina          1                1.6              0.1
Indiana                  1              9.1              0.3      South Dakota            1                2.9              0.1
Iowa                     2             12.5              0.5      Tennessee               3               10.6              0.4
Kansas                   2              5.0              0.2      Texas                   2                6.6              0.2
Kentucky                 1              2.7              0.1      Utah                    1                8.6              0.4
Maine                    1              1.8              0.1      Virginia                2                8.7              0.3
Massachusetts            5             10.5              0.5      Washington              6               28.7              1.1
Mississippi              1              4.7              0.2      Wisconsin               3               17.4              0.6
                                                                                         --              -----             ----
                                                                  TOTAL                  87 (2)          440.7  (2)        17.5 (2)
                                                                                         ==              =====             ====

----------------------------------

(1) As of December 31, 2003, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns all of the common stock, representing substantially all of the economic interest, of the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 87 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Operating Partnership has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) As of December 31, 2003, AmeriCold Logistics operated 102 temperature-controlled logistics properties with an aggregate of approximately 545.5 million cubic feet (20.8 million square feet) of warehouse space.

ITEM 3.  LEGAL PROCEEDINGS

         The Operating Partnership is not currently subject to any material legal proceeding nor, to its knowledge, is any material legal proceeding contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Operating Partnership's fiscal year ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

                      MARKET INFORMATION AND DISTRIBUTIONS

         The actual results of operations of the Operating Partnership and the amounts actually available for distribution will be affected by a number of factors, including:

         -        the general condition of the United States economy;

         - general leasing activity in the markets in which the Office Properties are located;

         -        the ability of tenants to meet their rent obligations;

         -        the operating and interest expenses of the Operating
                  Partnership;

         - consumer preferences relating to the Resort/Hotel Properties and the Residential Development Properties;

         -        cash flows from unconsolidated entities;

         -        capital expenditure requirements;

         - federal, state and local taxes payable by the Operating Partnership; and

         -        the adequacy of cash reserves.

         There is no established public trading market for the Registrant's limited partner interests, including the associated units for limited partners other than the Company and the General Partner ("Units"). The following table sets forth the cash distributions paid per Unit during each quarter of fiscal years 2000 and 2001. As of March 3, 2004, there were 34 record holders of Units.

QUARTER ENDED:          2003 DISTRIBUTIONS      2002 DISTRIBUTIONS
March 31                $0.75                   $0.75
June 30                 $0.75                   $0.75
September 30            $0.75                   $0.75
December 31             $0.75                   $0.75

         Distributions are not taxable to the partners, but the partners' allocable share of taxable income is taxable.

         Distributions on the 14,200,000 Series A Convertible Cumulative Preferred Units issued by the Operating Partnership in February 1998, April 2002, and January 2004 are payable at the rate of $1.6875 per annum per Series A Convertible Cumulative Preferred Unit, prior to distributions on the units.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED HISTORICAL FINANCIAL DATA
                    (DOLLARS IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                FOR YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------------------------
OPERATING DATA:                                               2003            2002          2001          2000          1999
                                                           ------------   ------------  -----------   ------------   -----------
Total Property revenue                                     $    949,244   $  1,002,478  $   621,631   $    662,863   $   678,557
Income from Property Operations                            $    328,995   $    367,166  $   373,647   $    419,441   $   421,409

Income (loss) from continuing operations before minority
  interests and income taxes                               $     72,025   $    108,295  $    33,297   $    294,584   $    (2,384)
Basic earnings per common unit:
Net income (loss) available to partners before
  discontinued operations and cumulative effect of a
  change in accounting principle                           $       0.33   $       1.26  $         -   $       4.24   $     (0.09)
Net income (loss) available to partners - basic            $       0.07   $       1.44  $      0.15   $       4.18   $     (0.09)
Diluted earnings per common unit:
Net income (loss) available to  partners before
  discontinued operations and cumulative effect of a
  change in accounting principle                           $       0.33   $       1.24  $         -   $       4.21   $     (0.09)
Net income (loss) available to partners - diluted          $       0.07   $       1.44  $      0.15   $       4.15   $     (0.09)
BALANCE SHEET DATA
(AT PERIOD END):
Total assets                                               $  4,310,771   $  4,285,109  $ 4,422,826   $  4,827,999   $ 4,951,420
Total debt                                                    2,558,699      2,382,910    2,214,094      2,271,895     2,598,929
Total partners' capital                                    $  1,331,281   $  1,485,207  $ 1,759,190   $  2,116,394   $ 2,156,863
OTHER DATA:
Cash distribution declared per unit                        $       3.00   $       3.00  $      3.70   $       4.40   $      4.40
Weighted average
  Units outstanding - basic                                  58,317,273     63,577,892   67,814,802     67,859,823    67,977,021
Weighted average
  Units outstanding - diluted                                58,338,121     63,679,260   68,578,210     68,458,230    68,945,780
Cash flow provided by (used in):
  Operating activities                                     $    121,599   $    294,691  $   235,863   $    295,247   $   335,829
  Investing activities                                          (32,619)        57,983      213,114        146,823      (204,345)
  Financing activities                                          (89,513)      (308,900)    (455,976)      (475,529)     (169,210)
Funds from Operations Available to Partners before
  impairment charges related to real estate assets(1)      $    212,556   $    251,646  $   206,389   $    348,189   $   340,777
Impairment charges related to real estate assets                (37,794)       (16,894)     (21,705)        (9,349)     (136,435)
Cumulative effect of a change in accounting principle                --        (10,327)          --             --            --
Funds from Operations Available to Partners after
                                                           ------------   ------------  -----------   ------------   -----------
  impairment charges related to real estate assets         $    174,762   $    224,525  $   184,684   $    338,840   $   204,342

------------------------------------------
(1) Funds from Operations ("FFO"), as used in this document, is based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts and means net income (loss) (determined in accordance with GAAP), excluding gains (losses) from sales of depreciable operating property, excluding extraordinary items (as defined by GAAP), plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Operating Partnership calculates FFO available to partners in the same manner, except that net income (loss) is replaced with net income (loss) available to partners. FFO is a non-GAAP measure and should not be considered an alternative to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance. For a more detailed definition and description of FFO and a reconciliation to net income determined in accordance with GAAP, see "Funds from Operations Available to Partners" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                                   Page
                                                                                   ----
Forward-Looking Statements......................................................    28

Results of Operations
         Overview...............................................................    29
         Years ended December 31, 2003 and 2002.................................    30
         Years ended December 31, 2002 and 2001.................................    34

Liquidity and Capital Resources
         Cash Flows for the year ended December 31, 2003........................    39
         Liquidity Requirements.................................................    41

Equity and Debt Financing.......................................................    44

Recent Developments.............................................................    50

Unconsolidated Investments......................................................    54

Significant Accounting Policies.................................................    59

Funds from Operations Available to Partners.....................................    63

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

          The following factors might cause such a difference:

     - The Operating Partnership's ability, at its Office Properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which may continue to be adversely affected by existing real estate conditions (including vacancy rates in particular markets, decreased rental rates, and competition from other properties) or by general economic downturns;

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

     - The ability of the Operating Partnership to reinvest available funds at anticipated returns and within anticipated time frames and the ability of the Operating Partnership to consummate anticipated office acquisitions and investment land and other dispositions on favorable terms and within anticipated time frames;

     - Further or continued adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy) which may further jeopardize the ability of the tenant to pay all current and deferred rent due;

     - The inability of the Operating Partnership to complete the distribution to its unitholders and shareholders of the Company of the shares of a new entity to purchase the AmeriCold tenant interest from COPI;

     - The concentration of a significant percentage of the Operating Partnership's assets in Texas;

     - The existence of complex regulations relating to the Company's status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT; and

     - Other risks detailed in the Company's current report on Form 8-K dated March 10, 2004 and filed with the Securities and Exchange Commission ("SEC") on or about March 15, 2004, and from time to time in the Operating Partnership's and the Company's other filings with the SEC.

          Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Operating Partnership is not obligated to update these forward-looking statements to reflect any future events or circumstances.

                              RESULTS OF OPERATIONS

          The following table shows the Operating Partnership's variance in dollars between the years ended December 31, 2003 and 2002 and the years ended December 31, 2002 and 2001.

                                               TOTAL VARIANCE IN DOLLARS BETWEEN
                                                 THE YEARS ENDED DECEMBER 31,
                                               ---------------------------------
                                                         (IN MILLIONS)
                                               2003 AND 2002       2002 AND 2001
                                               -------------       -------------
REVENUE:
   Office Property                             $      (43.3)       $      (37.1)
   Resort/Hotel Property                               22.5               157.4
   Residential Development Property                   (32.4)              260.5
                                               ------------        ------------
    TOTAL PROPERTY REVENUE                     $      (53.2)       $      380.8
                                               ------------        ------------
EXPENSE:
   Office Property real estate taxes                   (7.5)               (6.5)
   Office Property operating expenses                   4.4                (2.9)
   Resort/Hotel Property expenses                      24.7               158.0
   Residential Development Property expense           (36.6)              238.7
                                               ------------        ------------
    TOTAL PROPERTY EXPENSE                            (15.0)              387.3
                                               ------------        ------------
INCOME FROM PROPERTY OPERATIONS                $      (38.2)       $       (6.5)
                                               ------------        ------------
OTHER INCOME (EXPENSE):
   Income from sale of investment in
        unconsolidated company, net                    86.2                   -
   Income from investment land sales, net              (9.6)               22.4
   Gain on joint venture of properties, net           (18.0)               10.6
   Loss on property sales, net                          0.8                 2.6
   Interest and other income                          (20.8)              (40.4)
   Corporate general and administrative                (6.9)               (3.3)
   Interest expense                                     6.9                 3.1
   Amortization of deferred financing costs            (0.7)               (0.9)
   Extinguishment of debt                                 -                12.2
   Depreciation and amortization                      (18.6)              (20.6)
   Impairment charges related to real                   4.6                12.1
   estate assets
   Impairment and other charges related to COPI           -                92.8
   Other expenses                                       6.8               (11.4)
   Equity in net income (loss) of
        unconsolidated companies:
    Office Properties                                 (13.0)               17.3
    Resort/Hotel Properties                             5.9                (0.1)
    Residential Development Properties                (29.4)               (1.2)
    Temperature-Controlled Logistics Properties         5.1                (4.1)

    Other                                               2.6                (9.6)
                                               ------------        ------------
    TOTAL OTHER INCOME (EXPENSE)               $        1.9        $       81.5
                                               ------------        ------------
INCOME FROM CONTINUING OPERATIONS
    BEFORE MINORITY INTERESTS
    AND INCOME TAXES                           $      (36.3)       $       75.0
    Minority interests                                 10.8                 8.7
    Income tax (expense) benefit                      (30.7)                4.4
                                               ------------        ------------
INCOME BEFORE DISCONTINUED OPERATIONS AND
    CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE                       $      (56.2)       $       88.1
    Income (loss) from discontinued
      operations                                      (12.8)                4.2
    Impairment charges related to real
      estate assets from discontinued
      operations                                      (24.2)               (4.7)
    Gain on real estate from discontinued
      operations                                        0.3                11.8
    Cumulative effect of a change in
    accounting principle                               10.3               (10.3)
                                               ------------        ------------
NET INCOME (LOSS)                              $      (82.6)       $       89.1
   Series A Preferred Unit distributions               (1.5)               (3.2)
   Series B Preferred Unit distributions               (3.0)               (5.1)

                                               ------------        ------------
NET INCOME (LOSS) AVAILABLE TO PARTNERS        $      (87.1)       $       80.8
                                               ============        ============

OVERVIEW

          The Operating Partnership divides its assets and operations into four investment segments: Office, Resort/Hotel, Residential Development and Temperature-Controlled Logistics. The primary business of the Operating Partnership is its Office Segment, which consisted of 72 Office Properties as of December 31, 2003. The Office Properties are located primarily in Dallas and Houston, with additional concentrations in Austin, Denver, Miami and Las Vegas. The Resort/Hotel Segment consisted of nine Resort/Hotel Properties as of December 31, 2003, including five luxury and destination fitness resorts and spas and four business-class hotels. The Residential Development Segment, as of December 31, 2003, consisted of four Residential Development Corporations that owned in whole or in part 23 Residential Development Properties. The Temperature- Controlled Logistics Segment, as of December 31, 2003, consisted of the Company's unconsolidated 40% interest in 87 Temperature-Controlled Logistics Properties.

OFFICE SEGMENT

          The following table shows the performance factors used by management to assess the operating performance of the Office Segment.

                                                                              2003               2002
                                                                            ---------          --------
Economic Occupancy (at December 31)                                           84.0%              87.2%
Leased Occupancy(at December 31)                                              86.4%              89.7%
In-Place Weighted Average Full-Service Rental Rate (at December 31)         $22.63             $22.60
Tenant Improvement and Leasing Costs per Sq. Ft. per Year                   $ 3.14   (1)       $ 2.67   (1)
Same-Store NOI (Decline)                                                     (11.5%) (2)         (3.4%) (2)
Same-Store Average Occupancy                                                  84.3%              89.4%

-----------------------------------------
(1) Average lease term for 2003 and 2002 were 7.8 years and 6.5 years, respectively.

(2) Same-store NOI (net operating income) represents office property net income excluding depreciation, amortization, interest expense, and non-recurring items such as lease termination fees for Office Properties owned for the entirety of the comparable periods.

          In 2003, the weak economy continued to negatively impact the operating performance of the Operating Partnership's Office Properties. Reduced demand for office space resulting from unemployment levels over the last two year periods has led to a continued decrease in occupancy and rental rates. In addition, the Operating Partnership experienced escalating tenant improvement and leasing costs granted in connection with leases executed in 2003 due to the competitive leasing environment. The Operating Partnership expects that 2004 will be a year of stabilization rather than meaningful growth, with projected average and year end occupancy remaining relatively flat compared to 2003. Tenant improvement and leasing costs in 2004 are expected to be in line with 2003. Same-store NOI is expected to decline by 3% to 6% in 2004, which is a lower rate of decline than that experienced in 2003.

RESORT/HOTEL SEGMENT

          The following table shows the performance factors used by management to assess the operating performance of the Resort/Hotel Segment.

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                                                             REVENUE
                                                    AVERAGE                     AVERAGE                        PER
                                                   OCCUPANCY                     DAILY                      AVAILABLE
                                                     RATE                        RATE                    ROOM/GUEST NIGHT
                                            ---------------------      -----------------------      -----------------------
                                              2003         2002          2003          2002          2003            2002
                                            --------     --------      ---------     ---------      --------      ---------
Upscale Business Class Hotels                  71%          71%           $115           $113          $ 82           $ 80
Luxury and Destination Fitness Resorts         68%          69%           $469           $464          $311           $310

Total/Weighted Average for Resort/Hotel
Properties                                     70%          70%           $241           $238          $166           $164

          The operating performance of the Resort/Hotel Segment was flat in 2003 compared to 2002 as the travel industry stabilized following the decline in 2002. The Company anticipates modest increases in occupancy and room rates in 2004 as the economy and the travel industry continue to recover.

RESIDENTIAL DEVELOPMENT SEGMENT

          The following tables show the performance factors used by management to assess the operating performance of the Residential Development Segment. Information is provided for the Desert Mountain Residential Development Property and the CRDI Residential Development Properties, which represent the Company's significant investments in this Segment as of December 31, 2003.

Desert Mountain

                                                FOR THE YEARS ENDED DECEMBER 31,
                                               ----------------------------------
                                                 2003                      2002
                                               --------                 ---------
Residential Lot Sales                                60                        78
Average Sales Price per Lot (1)                $653,000                  $730,000

(1)  Includes equity golf membership

          Desert Mountain's operations were affected by the slower economy which continued into 2003, contributing to reduced lot absorption and average sales prices. Desert Mountain is in the latter stages of development and has primarily its premier lots remaining in inventory. A slight decline in lot sales, combined with higher average sales prices in 2004 compared to 2003, is expected to result in increased results in 2004.

CRDI

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                       2003                      2002
                                                                   ------------          ------------
Active Projects                                                              18                    15
Residential Lot Sales                                                       246                   309
Residential Unit Sales                                                       90                   269
Average Sales Price per Residential Lot                            $    129,000          $     67,000
Average Sales Price per Residential Unit                           $0.9 million          $0.7 million
Average Sales Price per Residential Equivalent Timeshare Unit      $1.4 million          $1.2 million

          CRDI, which invests primarily in mountain resort residential real estate in Colorado and California and residential real estate in downtown Denver, Colorado, is highly dependent upon the national economy and customer demand. In 2003, CRDI experienced reduced lot and unit absorption which resulted from the product mix available during the year, offset by increases in average sales prices in lots and units over 2002. In 2004, management expects that CRDI will be primarily affected by product mix available at its Residential Development Properties as product inventory is created in 2004 for delivery in 2005.

SIGNIFICANT TRANSACTIONS

          During the fourth quarter of 2003 and into the first quarter of 2004, the Operating Partnership completed the following significant transactions:

               - Disposition of the Operating Partnership's interests in The Woodlands Land Development Company, L.P., through which the Operating Partnership owned its interest in The Woodlands Residential Development Property, in Woodlands Office Equities - '95 Limited Partnership, through which the Operating Partnership owned four office properties, in The Woodlands Commercial Properties, L.P., and in The Woodlands Operating Company, L.P;

               - Acquisition of seven Office Properties and nine retail parcels located in Hughes Center in Las Vegas, Nevada in December 2003 and January 2004;

               - Sale of an additional 3,400,000 of the Operating Partnership's Series A Convertible Cumulative Preferred Units at $21.98 per unit, resulting in proceeds to the Operating Partnership, net of placement fees and dividends payable, of approximately $71.0 million in January 2004; and

               - Completion of a $254.4 million mortgage financing by the Temperature-Controlled Logistics Corporation and the resulting cash distribution of approximately $90.0 million to the Operating Partnership in February 2004.

          These transactions generated net cash proceeds to the Operating Partnership in excess of $200 million. The Operating Partnership expects to reinvest these cash proceeds primarily in long term investments in the second and third quarters of 2004. Additionally, the Operating Partnership expects to continue to market for sale its remaining non-income producing land valued in excess of $100 million.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003, TO THE YEAR ENDED DECEMBER 31, 2002

          The following comparison of the results of operations for the year ended December 31, 2003, and for the year ended December 31, 2002, reflects the consolidation of eight of the Resort/Hotel Properties and three of the Residential Development Properties commencing on February 14, 2002, as a result of the COPI transaction. Prior to February 14, 2002, the results of operations of the Resort/Hotel Properties were reflected in the Operating Partnership's consolidated financial statements as lease payments and as equity in net income for the Residential Development Properties. Because the results of operations of these Properties are consolidated for the full period in 2003, as compared to a partial period in 2002, the Operating Partnership's financial statements do not provide a direct comparison of the results of operations of the Resort/Hotel Properties or the Residential Development Properties for the full periods in 2003 and 2002. Additional information on the results of operations of the Resort/Hotel Properties and the Residential Development Properties for the full periods in both 2003 and 2002 is provided below under the captions "Resort/Hotel Properties" and "Residential Development Properties."

PROPERTY REVENUES

          Total property revenues decreased $53.2 million, or 5.3%, to $949.2 million for the year ended December 31, 2003, as compared to $1,002.4 million for the year ended December 31, 2002. The components of the decrease in total revenues are discussed below.

     - Office Property revenues decreased $43.3 million, or 8.0%, to $495.5 million, primarily due to:

          - a decrease of $29.8 million from the 57 consolidated Office Properties (excluding 2002 and 2003 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, primarily due a 4.9 percentage point decline in occupancy (from 89.2% to 84.3%) resulting in decreases in both rental revenue and operating expense recoveries and decreases in net parking revenues;

          - a decrease of $23.6 million resulting from the contribution of two Office Properties to joint ventures in third quarter 2002;

          - a decrease of $5.0 million related to net insurance proceeds received in 2002 as a result of an insurance claim on one of the Operating Partnership's Office Properties that had been damaged as a result of a tornado;

          - a decrease of $1.1 million in development revenue from the construction of 5 Houston Center in 2002; partially offset by

          - an increase of $11.5 million from the acquisition of Johns Manville Plaza in August 2002, and The Colonnade in August 2003;

          - an increase of $3.7 million resulting from third party management services and related direct expense reimbursements; and

          - an increase of $1.3 million resulting from deferred rent recognition for a tenant in 2003.

     - Resort/Hotel Property revenues increased $22.5 million, or 11.1%, to $225.6 million, primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties for the full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction (prior to February 14, 2002, the Operating Partnership recognized lease payments related to these Properties).

     - Residential Development Property revenues decreased $32.4 million, or 12.4%, to $228.2 million, primarily due to a reduction in lot and unit sales at Desert Mountain and CRDI.

PROPERTY EXPENSES

          Total property expenses decreased by $15.0 million, or 2.4%, to $620.3 million for the year ended December 31, 2003, as compared to $635.3 million for the year ended December 31, 2002. The components of the decrease in expenses are discussed below.

     - Office Property expenses decreased $3.1 million, or 1.3%, to $235.4 million, primarily due to:

          - a decrease of $10.9 million resulting from the contribution of two Office Properties to joint ventures in 2002;

          - a decrease of $1.6 million related to consulting fees incurred in 2002 on the 5 Houston Center Office Property development and a reduction in nonrecurring legal fees for the Office Segment; and

          - a decrease of $0.7 million in operating expenses from the 57 consolidated Office Properties (excluding 2002 and 2003 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, due to:

                    - $4.8 million decrease in property taxes and other taxes and assessments;

                    -    $2.9 million decrease in bad debt expense;

                    - $2.1 million decrease in building repairs and maintenance;

                    - $1.2 million decrease in cleaning and security expenses; partially offset by

                    - $10.5 million increase in utilities expense, primarily attributable to a utility contract for the Texas Office Properties entered into in February 2003 in which the Operating Partnership paid a higher fixed contract price for actual electricity consumed; partially offset by

          - an increase of $4.3 million from the acquisition of Johns Manville Plaza in August 2002 and The Colonnade in August 2003; and

          - an increase of $3.1 million related to the cost of providing third party management services to joint venture properties, which are recouped by increased third party fee income and direct expense reimbursements.

     - Resort/Hotel Property expense increased $24.7 million, or 15.6%, to $182.7 million, primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties for a full period in 2003, as compared to a partial period in 2002, as a result of the COPI transaction on February 14, 2002.

     - Residential Development Property expense decreased $36.6 million, or 15.3%, to $202.2 million, primarily due to a reduction in lot and unit sales and related costs at Desert Mountain and CRDI.

OTHER INCOME/EXPENSES

          Total other income and expenses decreased $1.9 million, or 0.7%, to $257.0 million for the year ended December 31, 2003, as compared to $258.9 million the year ended December 31, 2002. The primary components of the decrease in total other income and expenses are discussed below.

     OTHER INCOME

          Other income increased $9.0 million, or 7.5%, to $129.8 million for the year ended December 31, 2003, as compared to $120.8 million for the year ended December 31, 2002. The primary components of the increase in other income are discussed below.

     - Income from sale of investment in unconsolidated company, net increased $86.2 million due to the income received from the sale of the Operating Partnership's interest in The Woodlands Land Development Company, L.P. ("WLDC"), Woodlands CPC, and The Woodlands Operating Company, L.P. in December 2003;

     - Equity in net income of unconsolidated companies decreased $28.8 million, or 53.7%, to $24.8 million due to:

          - a decrease of $29.4 million in Residential Development Properties equity in net income, primarily due to the consolidation of the operations of Desert Mountain and CRDI for the full period in 2003, as compared to a partial period in 2002, as a result of the COPI transaction on February 14, 2002;

          - a decrease of $13.0 million in Office Properties equity in net income, primarily due to the gain in 2002 from the sale of The Woodlands Mall partnership interest in which the Operating Partnership had a 52.5% economic interest; partially offset by

          - an increase of $5.9 million in Resort/Hotel Properties equity in net income, primarily due to a gain on the sale of the Ritz Carlton Hotel in November 2003, and a payment received in 2003 from the operator of the Resort/Hotel Property pursuant to the terms of the operating agreement because the Property did not achieve the specified net operating income level in 2002;

          - an increase of $5.1 million in Temperature-Controlled Logistics Properties equity in net income due to the loss on the sale of one facility in 2002 and the gain on the sale of one facility in 2003, a decrease in interest expense, an increase in rental income due to improved operations, an increase in other income related to interest earned on deferred rent balance and reduced general and administrative expenses; and

          - an increase of $2.6 million in other unconsolidated companies primarily due to:

               - the consolidation of DBL Holdings, Inc. ("DBL") on January 2, 2003, which incurred a $5.2 million impairment in 2002 for Class C-1 Notes issued by Juniper CBO 1000-1 Ltd., partially offset by earnings from G2 Opportunity Fund, L.P. ("G2") in 2002;

               - $1.2 million of equity in earnings from G2 in 2003; partially offset by

               - equity losses of $2.4 million in 2003 resulting from operations at the Woodlands Conference Center and Country Club in 2003.

     - Gain on joint venture of properties, net decreased $18.0 million, or 99.4%, due primarily to a net gain of $17.7 million on the joint venture of three properties in 2002.

     - Income from investment land sales, net decreased $9.6 million, or 42.5%, due to the $22.6 million net income on the sale of three parcels of land, located in Texas and Arizona in 2002, compared to $13.0 million net income on sale of three parcels of land, located in Texas in 2003.

     - Interest and other income decreased $20.8 million, or 78.5%, to $5.7 million, primarily due to the payoff of two notes receivable, a gain on the sale of marketable securities, and the repayment in full in August 2002 of a loan that was originated in March 2000 from the Operating Partnership to Crescent SH IX, Inc. ("SH IX"), a subsidiary of the Company, in connection with the repurchase of 14,468,623 common shares of the Company; partially offset by legal settlement fees, all in 2002.

     OTHER EXPENSES

          Other expenses increased $7.1 million, or 1.9%, to $386.8 million for the year ended December 31, 2003, as compared to $379.7 million the year ended December 31, 2002. The primary components of the increase in other expenses are discussed below.

     - Depreciation expense increased $18.6 million, or 13.4%, to $157.2 million in 2003, primarily due to:

          -    $12.3 million increase in Office Property depreciation, due to:

               - $15.9 million increase due to an increase in building improvements, lease commissions and other leasing costs;

               - an increase of $2.4 million from Johns Manville Office Property acquired in August 2002; partially offset by

               - a decrease of $6.0 million associated with the disposition of seven Office Properties in 2002, contribution of two Office Properties to joint ventures in 2002, and disposition of five Office Properties in 2003; and

          - $6.6 million increase in Residential Development Property and Resort/Hotel Property.

     - Corporate general and administrative expenses increased $6.9 million, or 26.1%, to $33.3 million, primarily due to increased payroll and benefits, shareholder services, consulting costs related to the Sarbanes-Oxley Act of 2002, management information systems and insurance expenses.

     - Interest expense decreased $6.9 million, or 3.9%, to $172.1 million, primarily due to a decrease of 0.69% in the weighted average interest rate, partially offset by an increase of $73.4 million in the weighted average debt balance.

     - Other expenses decreased $6.8 million, or 59.6%, primarily due to expenses incurred in 2002 of:

          - $3.8 million due to legal expenses associated with matters relating to the Office Segment;

          - $1.9 million due to expense related to stock option note term extensions; and

          - $1.8 million due to write-off of costs associated with acquisitions no longer being actively pursued.

     - Impairment and other charges related to real estate assets decreased $4.6 million, or 34.8%, to $8.6 million and is attributable to:

               - a decrease of $9.6 million due to the impairment of the Canyon Ranch Las Vegas Spa in 2002;

               - a decrease of $2.6 million due to the impairment of the investment in the Manalapan in 2002;

               - a decrease of $1.0 million due to the impairment on a parcel of undeveloped land located adjacent to the Washington Harbour Office Property; partially offset by

               - an increase of $6.5 million due to the impairment associated with the settlement of HBCLP, Inc.'s real estate note obligation in 2003;

               - an increase of $1.2 million due to the impairment of the North Dallas Athletic Club 2003; and

               - an increase of $0.9 million due to the impairment of an executive home in 2003 which the Operating Partnership acquired in June 2002 as part of the executive's relocation agreement with the Operating Partnership.

INCOME TAX PROVISION

          The $30.7 million increase in the income tax provision to $26.3 million for the year ended December 31, 2003, as compared to the income tax benefit of $4.4 million for the year ended December 31, 2002, is primarily due to the $34.7 million tax expense related to the gain on the sale of the Operating Partnership's interests in WLDC and The Woodlands Operating Company, L.P.

DISCONTINUED OPERATIONS

          Income from discontinued operations from assets sold and held for sale decreased $36.7 million, or 167.6%, to a loss of $14.8 million for the year ended December 31, 2003. The primary components of the decrease in income from discontinued operations are discussed below.

     - a decrease of $16.4 million due to the impairment in 2003 on the 1800 West Loop South Office Property;

     - a decrease of $12.8 million due to the reduction of net income associated with properties held for sale in 2003 compared to 2002;

     - a decrease of $7.9 million due to the impairment of two Office Properties and six behavioral healthcare properties in 2003 compared to three behavioral healthcare properties in 2002.

RESORT/HOTEL PROPERTIES

          The following provides a comparison of the results of operations of the Resort/Hotel Properties for the years ended December 31, 2003 and 2002.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
(in thousands)                                      2003                2002               VARIANCE
-------------------------------                --------------      --------------        -----------
Lease revenues                                 $        4,906      $       11,353
Operating revenues                                    220,656             191,775
Operating expenses                                   (182,648)           (157,987)
                                               --------------      --------------        ------------
     Net Operating Income                      $       42,914      $       45,141        $     (2,227)
                                               ==============      ==============        ============

          The net operating income for the Resort/Hotel Properties decreased $2.2 million, or 4.9%, to $42.9 million, primarily due to an increase of $1.7 million in Resort/Hotel Property expenses, primarily consisting of insurance and workers' compensation expenses. Resort net operating income as a percentage of revenue decreased one percentage point from 17% to 16%, and Business Class Hotel net operating income as a percentage of revenue decreased one percentage point from 23% to 22%.

RESIDENTIAL DEVELOPMENT PROPERTIES

          The following provides a comparison of the results of operations of the Residential Development Properties for the years ended December 31, 2003 and 2002.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
(in thousands)                                       2003                2002               VARIANCE
-------------------------------                --------------      --------------        -----------
Operating revenues                             $      228,214      $      260,569
Operating expenses                                   (202,162)           (238,745)
Income from sale of investment in
   unconsolidated company, net                         88,727                   -
Depreciation and amortization                         (11,573)             (7,697)
Equity in net income of unconsolidated
   companies                                           10,427              39,778
Income tax benefit (provision)                        (32,798)             (7,218)
Minority interests                                     (1,785)             (5,154)
Discontinued operations                                     -                (507)
                                               --------------      --------------        ------------
     Net Income                                $       79,050      $       41,026        $     38,024
                                               ==============      ==============        ============

     Net income for the Residential Development Properties increased $38.0 million, or 92.7%, to $79.1 million, primarily due to:

     - an increase of $54.1 million due to the income from sale, net of taxes, of WLDC;

     - an increase of $2.7 million due to a decrease in general and administrative expenses and increase in club operations income at Desert Mountain, CRDI and The Woodlands; partially offset by

     - a decrease of approximately $11.6 million due to the sale of fewer lots and product mix at Desert Mountain, and fewer acres and product mix at The Woodlands in 2003;

     - a decrease of approximately $6.0 million as a result of gains recognized on the disposition of two properties at The Woodlands in 2002; and

     - a decrease of $0.7 million due to the impairment on a retail site at CRDI in 2003.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

          Cumulative effect of a change in accounting principle increased $10.3 million due to the adoption of SFAS No. 142 on January 1, 2002. As a result of the initial application of this statement, the Operating Partnership recognized a goodwill impairment charge related to the Temperature-Controlled Logistics Properties of approximately $10.3 million. This charge was reported as a change in accounting principle for the year ended December 31, 2002.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31,
2001

PROPERTY REVENUES

          Total property revenues increased $380.8 million, or 61.3%, to $1,002.4 million for the year ended December 31, 2002, as compared to $621.5 million for the year ended December 31, 2001. The components of the increase in total revenues are discussed below.

     - Residential Development revenues increased $260.5 million due to the consolidation of the operations of Desert Mountain and CRDI for the period February 14, 2002 through December 31, 2002, as a result of the COPI transaction (previously the Operating Partnership recorded its share of earnings under the equity method).

     - Resort/Hotel Property revenues increased $157.4 million due to the consolidation of the operations of eight of the Resort/Hotel Properties for the period February 14, 2002 through December 31, 2002, as a result of the COPI transaction (previously the Operating Partnership recognized lease payments related to these Properties).

     - Office Property revenues decreased $37.1 million, or 6.4%, to $538.8 million, attributable to:

          - a decrease of $37.2 million resulting from the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in each of 2002 and 2001;

          - a decrease of $10.2 million from the 66 consolidated Office Properties that the Operating Partnership owned or had an interest in, primarily due to a decline in the weighted average full-service rental rates, reflecting decreases in both rental revenue and operating expense recoveries, decreased occupancy and a decrease in net parking revenues;

          - a decrease of $3.6 million related to non-recurring revenue received in 2001; partially offset by

          - an increase of $5.9 million from Johns Manville Plaza Office Property acquired in August 2002 and the Avallon IV Office Property completed in June 2001;

          - a net increase of $7.6 million related to net insurance proceeds of $5.0 million received in September 2002 as a result of an insurance claim on one of the Operating Partnership's Office Properties that had been damaged as a result of a tornado and third party fee and reimbursement of costs related to providing third party management services of $2.6 million; and

          - an increase of $0.6 million in net lease termination fees to $9.1 million in 2002 (fees are net of deferred rent receivables write-off).

PROPERTY EXPENSES

          Property expenses increased by $387.3 million, or 156.2%, to $635.3 million for the year ended December 31, 2002, as compared to $248.0 million for the year ended December 31, 2001. The components of the increase in expenses are discussed below.

     - Residential Development Property expense increased $238.7 million due to the consolidation of the operations of Desert Mountain and CRDI for the period February 14, 2002 through December 31, 2002, as a result of the COPI transaction.

     - Resort/Hotel Property expense increased $158.0 million due to the consolidation of the operations of eight of the Resort/Hotel Properties for the period February 14, 2002 through December 31, 2002, as a result of the COPI transaction.

     - Office Property expenses decreased $9.4 million, or 3.8%, to $238.6 million, primarily attributable to:

          - a decrease of $13.4 million due to the disposition of five Office Properties in 2001, and the contribution of two Office Properties to joint ventures in each of 2002 and 2001;

          - a decrease of $12.3 million in Office Property utility expense due to lower rates as a result of a one-year energy contract effective beginning in first quarter 2002 for certain Texas properties;

          - a decrease of $1.8 million in property taxes for the 66 consolidated Office Properties that the Operating Partnership owned or had an interest in; partially offset by

          - an increase of $17.5 million from the 66 consolidated Office Properties that the Operating Partnership owned or had an interest in, due to:

               - an increase of $7.9 million in administrative costs, security, repairs and maintenance;

               -    an increase of $4.7 million in insurance costs;

               - an increase of $3.3 million in expenses related to development and third party management/leasing fees; and

               - an increase of $1.6 million due to the acquisition of Johns Manville Plaza Office Property in 2002.

OTHER INCOME/EXPENSES

          Total other income and expense decreased $81.5 million, or 23.9%, to $258.9 million for the year ended December 31, 2002, as compared to $340.4 million for the year ended December 31, 2001. The primary components of the decrease in total other income and expenses are discussed below.

     OTHER INCOME

          Other income decreased $5.1 million, or 4.1%, to $120.8 million for the year ended December 31, 2002, as compared to $125.9 million the year ended December 31, 2001. The components of the increase in other income are discussed below.

     - Income from investment land sales, net increased $22.4 million, to $22.6 million. The primary components of the increase are:

          - an increase of $16.2 million resulting from the gains on the sale of approximately 10 acres of undeveloped land located in Houston, Texas and Washington, D.C. in 2002; and

          - an increase of $5.4 million resulting from the gain on the sale of Canyon Ranch-Tucson land in 2002.

     - Gain on joint venture of properties, net increased $10.6 million, or 139.5%, to $18.2 million. The primary components of the increase are:

          - an increase of $21.6 million resulting from the gains on the partial sales of two Office Properties contributed to joint ventures in 2002; partially offset by

          - a decrease of $7.6 million resulting from the gains on the partial sales of two Office Properties contributed to joint ventures in 2001; and

          - a decrease of $3.3 million resulting from the loss on the partial sale of one Resort/Hotel Property contributed to a joint venture in 2002.

     - Equity in net income of unconsolidated companies increased $2.3 million, or 4.5%, to $53.6 million primarily attributable to:

          - an increase of $17.3 million in Office Properties equity in net income, primarily attributable to the gain from the sale of the Woodlands Mall partnership interest in which the Operating Partnership had a 52.5% economic interest; partially offset by

          - a decrease of $9.6 million in other unconsolidated companies due to a $5.2 million impairment for DBL-Juniper notes in 2002, lower earnings of $2.6 million from Metropolitan Partners, L.L.C. ("Metropolitan") due to conversion of the Operating Partnership's preferred member interest into common stock of Reckson Associates Realty Corporation ("Reckson") in May 2001, and lower earnings for DBL and losses for The Woodlands Operating Company, L.P., aggregating $1.8 million; and

          - a decrease of $4.1 million in Temperature-Controlled Logistics Properties equity in net income, primarily as a result of the Operating Partnership's $2.7 million portion of AmeriCold Logistics' deferral of rent payable and the Operating Partnership's $1.4 million portion of the loss on a sale of a Temperature-Controlled Logistics Property.

     - Interest and other income decreased $40.4 million, or 60.4%, to $26.5 million, primarily attributable to:

          - a decrease in interest income of $15.8 million as a result of the repayment in full in August 2002 of a loan that was originated in March 2000 from the Operating Partnership to SH IX, a subsidiary of the Company, in connection with the repurchase of 14,468,623 common shares of the Company;

          - a net $11.4 million decrease in income and gains resulting from sales of marketable securities aggregating $11.9 million in 2001 versus $0.5 million in 2002;

          - a decrease of $6.5 million due to partial payment received in 2001 from the former tenant of the behavioral healthcare properties on a working capital loan and interest that was previously expensed in conjunction with the recapitalization of the tenant;

          - a decrease of $8.6 million due to recognition in 2001 of interest income on COPI notes of $2.8 million, and lower interest income on cash balances and note receivable of $5.8 million due to repayment of certain notes and reduced interest rates;

          - a decrease in interest income of $1.9 million in 2002 related to lower escrow balances for plaza renovations at an Office Property that were completed in 2001; partially offset by

          - an increase of $4.5 million due to a litigation settlement received in 2002.

     OTHER EXPENSES

          Other expenses decreased $86.6 million, or 18.6%, to $379.7 million for the year ended December 31, 2002, as compared to $466.3 million the year ended December 31, 2001. The primary components of the decrease in other expenses are discussed below.

     - Impairment and other charges decreased $92.8 million due to impairment charges related to COPI in 2001, consisting of the $74.8 million reduction in net assets, primarily as a result of the write-down of debt and rental obligations of COPI to the estimated collateral value of assets to be received and the estimated $18.0 million of COPI bankruptcy costs to be funded by the Operating Partnership.

     - Impairment and other charges related to real estate assets decreased $12.1 million, or 47.8%, to $13.2 million attributable to:

          - a decrease of $11.9 million due to the recognition in 2001 of an impairment charge related to the conversion of the Operating Partnership's preferred interest in Metropolitan into common stock of Reckson;

          - a decrease of $8.4 million due to the recognition in 2001 of an impairment charge related to the behavioral healthcare properties;

          - a decrease of $5.0 million due to the recognition in 2001 of an impairment charge related to the Operating Partnership's investment in a fund which primarily holds real estate investments and marketable securities; partially offset by

          - an increase of $12.2 million resulting from the impairment in 2002 of the Operating Partnership's investment in Canyon Ranch Las Vegas Spa of $9.6 million and investment in Manalapan Partners, L.L.C. of $2.6 million; and

          - an increase of $1.0 million resulting from the impairment of a parcel of undeveloped land adjacent to the Washington Harbour Office Property in 2002.

     - Extinguishment of debt decreased $12.2 million, attributable to the write-off of deferred financing costs related to the early extinguishment of the UBS Facility in May 2001.

     - Depreciation expense increased $20.6 million, or 17.5%, to $138.6 million in 2002 due to the consolidation of the operations of Desert Mountain and CRDI beginning February 14, 2002, as a result of the COPI transaction.

     -    Other expenses increased $11.4 million, primarily attributable to:

          - an increase of $3.8 million due to legal expenses of $2.6 million associated with litigation in which the Operating Partnership received a settlement and of $1.2 million associated with litigation on undeveloped land;

          - an increase of $2.6 million due to the impairment of long-term marketable securities;

          - an increase of $1.9 million due to expense related to stock option note term extensions;

          - an increase of $1.8 million due to write-off of costs associated with acquisitions no longer being actively pursued; and

          - an increase of $1.2 million accrual for a penalty paid by the Operating Partnership for non-construction of a convention hotel in downtown Houston.

- Corporate general and administrative expenses increased $3.3 million, or 14.3%, to $26.4 million, primarily due to expenses related to an officers' incentive compensation plan in 2002.

DISCONTINUED OPERATIONS

          Income from discontinued operations from assets sold and held for sale increased $11.3 million, or 107.6%, to $21.9 million for the year ended December 31, 2002. The primary components of the increase in income from discontinued operations are discussed below.

     - an increase of $11.4 million on dispositions attributable to the gains on the sales of seven Office Properties and two transportation companies in 2002; and

     - an increase of $5.1 million in net income for the Office Properties sold or held for sale in 2002; partially offset by

     - a decrease of $3.2 million due to an impairment charge in 2002 related to two of the seven behavioral healthcare properties held for sale, which represents the difference between the carrying value and the estimated sales price less costs of the sale for these properties.

RESORT/HOTEL PROPERTIES

          The following provides a comparison of the results of operations of the Resort/Hotel Properties for the years ended December 31, 2002 and 2001.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------
(in thousands)                                       2002                2001                VARIANCE
----------------------------------             --------------      --------------        ------------
Lease revenues                                 $       11,353      $       45,748
Operating revenues                                    191,775                   -
Operating expenses                                   (157,987)                  -
                                               --------------      --------------        ------------
     Net Operating Income ("NOI")              $       45,141      $       45,748        $       (607)
                                               ==============      ==============        ============

     The net operating income for the Resort/Hotel Properties decreased $0.6 million to $45.1 million. Same-store NOI decreased $7.1 million, primarily due to a decrease in average daily rate of $7, to $238, while occupancy remained flat at 70%. On October 1, 2001, the Operating Partnership stopped recording rent under the leases of the eight Resort/Hotel Properties leased to subsidiaries of COPI offsetting the decline experienced in 2002.

RESIDENTIAL DEVELOPMENT PROPERTIES

          The following provides a comparison of the results of operations of the Residential Development Properties for the years ended December 31, 2002 and 2001.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------
(in thousands)                                       2002                2001                VARIANCE
----------------------------------             --------------      --------------        ------------
Operating revenues                             $      260,569      $            -
Operating expenses                                   (238,745)                  -
Depreciation and amortization                          (7,697)                  -
Equity in net income of unconsolidated
   companies                                           39,778              41,014
Income tax (provision) benefit                         (7,218)                  -
Minority interests                                     (5,154)                  -
Discontinued operations                                  (507)                  -
                                               --------------      --------------        ------------
     Net Income                                $       41,026      $       41,014        $         12
                                               ==============      ==============        ============

     Net income for the Residential Development Properties remained flat, primarily due to:

     - an increase of $4.5 million due to lower cost of sales due to product mix offset by lower lot sales at Desert Mountain;

     -    an increase of $2.4 million due to higher lot and unit sales at CRDI;

     - an increase of $0.6 million as a result of gains recognized on the disposition of two properties in 2002, partially offset by the disposition of two office properties and one retail property in 2001 at The Woodlands; and

     - an increase of $0.4 million due to higher acreage sales partially offset by lower lot sales at The Woodlands; partially offset by

     - a decrease of $8.0 million due to the change in presentation of capitalized interest due to consolidation of Desert Mountain and CRDI.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

          Cumulative effect of a change in accounting principle decreased $10.3 million due to the adoption of SFAS No. 142 on January 1, 2002. As a result of the initial application of this statement, the Operating Partnership recognized a goodwill impairment charge related to the Temperature-Controlled Logistics Properties of approximately $10.3 million. This charge was reported as a change in accounting principle for the year ended December 31, 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents were $74.9 million and $75.4 million at December 31, 2003 and 2002, respectively. This 0.7% decrease is attributable to $121.6 million provided by operating activities, partially offset by $122.1 million used in investing and financing activities.

CASH FLOWS

                                                FOR THE YEAR ENDED
                                                 DECEMBER 31, 2003
                                                ------------------
(in millions)
-------------
Cash provided by Operating Activities           $             121.6
Cash used in Investing Activities                             (32.6)
Cash used in Financing Activities                             (89.5)
                                                -------------------
Decrease in Cash and Cash
Equivalents                                     $              (0.5)
Cash and Cash Equivalents, Beginning of Period                 75.4
                                                -------------------
Cash and Cash Equivalents, End of Period        $              74.9
                                                ===================

OPERATING ACTIVITIES

          The Operating Partnership's cash provided by operating activities of $121.6 million is attributable to Property operations.

INVESTING ACTIVITIES

          The Operating Partnership's cash used in investing activities of $32.6 million is attributable to:

               - $100.3 million increase in restricted cash, due primarily to increased escrow for the purchase of the remaining Hughes Center Office Properties;

               - $77.3 million for revenue enhancing and non-revenue enhancing tenant improvement and leasing costs for Office Properties;

               - $44.7 million for acquisition of Office Properties, primarily attributable to the Hughes Center acquisitions and the acquisition of the Colonnade;

               - $42.6 million for development of amenities at the Residential Development Properties;

               - $31.6 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

               - $18.6 million of additional investment in unconsolidated companies, consisting primarily of investments in the Office Properties;

               - $9.6 million for investment in government obligations in connection with the partial defeasance of a loan; and

               -    $6.6 million for development of investment properties.

          The cash used in investing activities is partially offset by:

               - $178.7 million of proceeds from sale of investments in an unconsolidated company and related property sales;

               -    $43.2 million of proceeds from property sales;

               - $42.7 million from return of investment in unconsolidated Resort/Hotel Properties, primarily from the sale of the Ritz Carlton Palm Beach Resort/Hotel Property, Residential Development Properties and Office Properties;

               - $22.5 million resulting from a decrease in notes receivable, primarily due to payment on a short-term seller financing note attributable to the sale of two Office Properties in The Woodlands and collections on developer financing notes at the Residential Development Properties related to lot and unit sales in 2002; and

               - $11.6 million due to the net cash impact of the consolidation of MVDC, HADC and GDW, LLC.

FINANCING ACTIVITIES

          The Operating Partnership's cash used in financing activities of $89.5 million is primarily attributable to:

               - $245.5 million of payments under the Operating Partnership's credit facility;

               -    $174.1 million of distributions to unitholders;

               - $118.9 million of payments under other borrowings, partially resulting from the payoff of the Cigna Note;

               - $85.4 million of Residential Development Property note payments;

               -    $26.3 million of distributions to preferred unitholders;

               - $8.3 million of net capital distributions to joint venture partners and the operating partner; and

               -    $9.3 million of deferred financing costs.

          The use of cash in financing activities is partially offset by:

               - $320.5 million of proceeds from borrowings under the Operating Partnership's credit facility, a portion of which were used to pay off the Cigna Note and for acquisition of Office Properties, investment in the Residential Development Properties, tenant improvements, leasehold commissions and property improvements for the Office Segment;

               - $178.0 million of proceeds from other borrowings, primarily as a result of the new Cigna Note in May 2003 and the $75 million Fleet Term Loan in November 2003; and

               - $79.8 million of proceeds from borrowings for construction costs for infrastructure development on Residential Development Properties.

LIQUIDITY REQUIREMENTS

          As of December 31, 2003, the Operating Partnership had unfunded capital expenditures of approximately $58.4 million relating to capital investments that are not in the ordinary course of operations of the Operating Partnership's business segments. The table below specifies the Operating Partnership's requirements for capital expenditures and its amounts funded as of December 31, 2003, and amounts remaining to be funded (future fundings classified between short-term and long-term capital requirements):

                                                        AMOUNT                          CAPITAL EXPENDITURES
                                                                                     -------------------------
                                           TOTAL     FUNDED AS OF       AMOUNT       SHORT-TERM      LONG-TERM
(IN MILLIONS)                             PROJECT    DECEMBER 31,      REMAINING      (NEXT 12          (12+
          PROJECT                         COST (1)      2003           TO FUND        MONTHS)(2)      MONTHS)(2)
----------------------------------      ---------- ---------------  -------------  -------------  --------------
OFFICE SEGMENT
   Acquired Properties(3)               $     0.9   $        (0.4)  $         0.5   $       0.5   $            -
   Houston Center Shops Retail               11.6            (7.3)            4.3           4.3                -
       Redevelopment(4)

RESIDENTIAL DEVELOPMENT SEGMENT(5)
   Tahoe Mountain Properties & Club(6)       47.5           (30.4)           17.1          17.1                -
   Desert Mountain Golf Course and
   Water Supply Pipeline                     55.0           (50.1)            4.9           4.9                -

RESORT/HOTEL SEGMENT
   Canyon Ranch - Tucson Land  -
          Construction Loan(7)                2.4               -             2.4           1.2              1.2

   Sonoma Mission Inn - Rooms remodel        10.0            (3.6)            6.4           6.4                -

OTHER
      SunTx(8)                               19.0           (11.7)            7.3           4.0              3.3
      Spinco(9)                              15.5               -            15.5          15.5                -
                                        ---------   --------------   ------------   -----------   --------------
TOTAL                                   $   161.9   $      (103.5)   $       58.4   $      53.9   $          4.5
                                        =========   =============    ============   ===========   ==============

------------------------------------
(1)  All amounts are approximate.

(2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.

(3) The capital expenditures reflect the Operating Partnership's ownership percentage of 30% for Five Post Oak Park Office Property.

(4)  Located within the Houston Center Office Property complex.

(5) Represents capital expenditures for infrastructure and amenities. The Residential Development Segment excludes costs for projects in which the Operating Partnership anticipates sales to occur over the next 18 months.

(6) As of December 31, 2003, the Operating Partnership had invested $30.4 million in Tahoe Mountain Club, which includes the acquisition of land and development of a golf course and retail amenities. The Operating Partnership has committed to invest an additional $17.1 million in 2004 for the development of a swim and fitness facility, clubhouse, and completion of the golf course.

(7) The Operating Partnership has a $2.4 million construction loan with the purchaser of the land, which will be secured by 9 developed lots and a $0.4 million letter of credit. No advances had been made under the loan agreement as of December 31, 2003, and $0.4 million was advanced in January 2004.

(8) This commitment is related to the Operating Partnership's investment in a private equity fund. The commitment is based on cash contributions and distributions and does not consider equity gains or losses.

(9) The Operating Partnership expects to form and capitalize Crescent Spinco, which will be a separate entity to be owned by the Company's shareholders and the Operating Partnership's unitholders, and to cause the new entity to commit to acquire COPI's entire membership interest in AmeriCold Logistics.

          In addition, the Operating Partnership has entered into a contract to acquire an office property for approximately $54.8 million, consisting of $19.2 million in cash and a $35.6 million loan. The acquisition is anticipated to close in the first quarter of 2004 and is subject to customary closing conditions.

LIQUIDITY OUTLOOK

          The Operating Partnership expects to fund its short-term capital requirements of approximately $53.9 million through a combination of, net cash flow from operations, and borrowings under the Operating Partnership's credit facility or additional debt facilities. As of December 31, 2003, the Operating Partnership had maturing debt obligations of $350.4 million through December 31, 2004 (see "Debt Financing Arrangements" in this Item 7 for additional information on debt maturities). The Operating Partnership plans to meet these maturing obligation through refinancing or electing the extension option on the Deutsche Bank-CMBS loan, cash flow from operations of the Residential Development Properties, and extending the maturity date of the Fleet Term Note.

          The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, principal and interest payment requirements, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (such as property improvements, tenant improvements and leasing costs), distributions to shareholders and unitholders, and unfunded expenses related to the COPI bankruptcy, primarily through cash flow provided by operating activities. The Operating Partnership expects to fund the remainder of these short-term liquidity requirements with borrowings under the Operating Partnership's credit facility, return of capital from Residential Development Properties, proceeds from the sale or joint venture of Properties, and borrowings under additional debt facilities.

          The Operating Partnership's long-term liquidity requirements as of December 31, 2003, consist primarily of debt maturities after December 31, 2004, which totaled approximately $2.2 billion (see "Debt Financing Arrangements" in this Item 7 for additional information on debt maturities). The Operating Partnership also has $4.5 million of long-term capital expenditure requirements. The Operating Partnership expects to meet these long-term liquidity requirements primarily through refinancing maturing debt with long-term secured and unsecured debt and through other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties.

          Debt and equity financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include:

     - Additional proceeds from the Operating Partnership's Credit Facility under which the Operating Partnership had up to $132.6 million of borrowing capacity available as of December 31, 2003 and $259.6 million at February 29, 2004;

     - Additional proceeds from the refinancing of existing secured and unsecured debt;

     -    Additional debt secured by existing underleveraged properties;

     -    Issuance of additional unsecured debt; and

     -    Equity offerings including preferred and/or convertible securities.

          The following factors could limit the Operating Partnership's ability to utilize these financing alternatives:

     - The reduction in the operating results of the Properties supporting the Operating Partnership's Credit Facility to a level that would reduce the availability under the Credit Facility;

     - A reduction in the operating results of the Properties could limit the Operating Partnership's ability to refinance existing secured and unsecured debt, or extend maturity dates;

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

          The Operating Partnership's portion of unconsolidated debt maturing through December 31, 2004 is $75.8 million. The Operating Partnership's portion of unconsolidated debt maturing after December 31, 2004 is $318.6 million. Unconsolidated debt is the liability of the unconsolidated entity, is typically secured by that entity's property, and is non-recourse to the Operating Partnership except where a guarantee exists.

OFF-BALANCE SHEET ARRANGEMENTS - GUARANTEE COMMITMENTS

          The Operating Partnership's guarantees in place as of December 31, 2003, are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Operating Partnership to provide additional collateral to support the guarantees. The Operating Partnership has not recorded a liability associated with these guarantees as they were entered into prior to the adoption of FIN 45.

                                                                        GUARANTEED AMOUNT         MAXIMUM GUARANTEED
(in thousands)                                                           OUTSTANDING AT           AMOUNT AT DECEMBER
DEBTOR                                                                  DECEMBER 31, 2003              31, 2003
--------------                                                          -----------------          ------------------
CRDI - Eagle Ranch Metropolitan District - Letter of Credit (1)          $          7,856          $           7,856
Blue River Land Company, L.L.C.(2) (3)                                              3,492                      6,300
Main Street Partners, L.P. - Letter of Credit (2) (4)                               4,250                      4,250
                                                                         ----------------          -----------------
Total Guarantees                                                         $         15,598          $          18,406
                                                                         ================          =================

---------------------------------

(1) The Operating Partnership provides a $7.9 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2)  See "Unconsolidated Investments - Unconsolidated Debt Analysis," in this
     Item 7, for a description of the terms of this debt.

(3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $5.0 million outstanding at December 31, 2003 and the amount guaranteed was $3.5 million.

(4) The Operating Partnership and its joint venture partner each provide a $4.3 million letter of credit to guarantee repayment of up to $8.5 million of the loan to Main Street Partners, L.P.

CONTRACTUAL OBLIGATIONS

          The table below presents, as of December 31, 2003, the Operating Partnership's future scheduled payments due under these contractual obligations.

                                                                      PAYMENTS DUE BY PERIOD

 (in millions)                                    TOTAL         2004        2005/2006     2007/2008     THEREAFTER
-------------------------------------------   ------------   -----------   -----------   -----------  --------------
Long-term debt(1)                             $     3,803.1  $      510.5  $      885.8  $     561.9  $      1,844.9
Operating lease obligations (ground leases)           109.2           2.2           4.4          4.4            98.2
Purchase obligations:
  Hughes Center Properties (2)                         89.9          89.9             -            -               -
  Hughes Center undeveloped land (3)                   10.0          10.0             -            -               -
Capital expenditure obligations (4)                    58.4          53.9           4.5            -               -
                                              -------------  ------------  ------------  -----------   -------------
Total contractual obligations (5)             $     4,070.6  $      666.5  $      894.7  $     566.3   $     1,943.1
                                              =============  ============  ============  ===========   =============

------------------------------------------

(1) Amounts include scheduled principal and interest payments for consolidated debt.

(2) This amount was funded in escrow and is included in "Restricted cash" on the Operating Partnership's Consolidated Balance Sheets at December 31, 2003, for the Hughes Center Acquisition. See "Recent Developments - Acquisition of Hughes Center" in this Item 7 for further information on the Hughes Center acquisition.

(3) On March 1, 2004, in accordance with the agreement to acquire the Hughes Center Properties, the Operating Partnership completed the purchase of two tracts of undeveloped land in Hughes Center from the Rouse Company for $10.0 million. The purchase was funded by a $7.5 million loan from the Rouse Company and a draw on the Operating Partnership's credit facility.

(4) For further detail of capital expenditure obligations, see table under "Liquidity Requirements" in this Item 7.

(5) As part of its ongoing operations, the Operating Partnership executes operating lease agreements which generally provide customers with leasehold improvement allowances. Committed leasehold improvement allowances for leases executed over the past three years have averaged approximately $50.0 million per year. Leasehold improvement amounts are not included in the table above.

DIVERSIFIED TENANT BASE

          The Operating Partnership's top five tenants accounted for approximately 11% of the Operating Partnership's total Office Segment rental revenues for the year ended December 31, 2003. The loss of one or more of the Operating Partnership's major tenants would have a temporary adverse effect on the Operating Partnership's financial condition and results of operations until the Operating Partnership is able to re-lease the space previously leased to those tenants. Based on rental revenues from office leases in effect as of December 31, 2003, no single tenant accounted for more than 5% of the Operating Partnership's total Office Segment rental revenues for 2003.

                            EQUITY AND DEBT FINANCING

EQUITY FINANCING

SERIES A PREFERRED OFFERING

          On January 15, 2004, the Company completed an offering (the "January 2004 Series A Preferred Offering") of an additional 3,400,000 Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") at a $21.98 per share price and with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $74.7 million. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders, into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of 0.6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. The Series A Preferred Shares have no stated maturity and are not subject to sinking fund or mandatory redemption. At any time, the Series A Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated accrued and unpaid distributions. Dividends on the additional Series A Preferred Shares are cumulative from November 16, 2003, and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing February 16, 2004. The annual fixed dividend on the Series A Preferred Shares is $1.6875 per share.

          In connection with the January 2004 Series A Preferred Offering, the Operating Partnership issued additional Series A Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $3.7 million, of approximately $71.0 million. The Operating Partnership used the net proceeds to pay down the Operating Partnership's credit facility.

SHELF REGISTRATION STATEMENT

          On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Operating Partnership with more efficient and immediate access to capital markets when considered appropriate. As of March 5, 2004, approximately $510.0 million was available under the Shelf Registration Statement for the issuance of securities.

DEBT FINANCING ARRANGEMENTS

          The significant terms of the Operating Partnership's primary debt financing arrangements existing as of December 31, 2003, are shown below:

                                                                 BALANCE
                                                               OUTSTANDING AT    INTEREST RATE AT
                                                MAXIMUM          DECEMBER 31,       DECEMBER 31,      MATURITY
             DESCRIPTION (1)                   BORROWINGS           2003              2003              DATE
-------------------------------------          -----------    ---------------    ----------------     ----------
SECURED FIXED RATE DEBT:                          (dollars in thousands)
      AEGON Partnership Note                   $  260,101         $  260,101          7.53      %      July 2009
      LaSalle Note I (2)                          235,037            235,037          7.83             August 2027
      JP Morgan Mortgage Note (3)                 191,311            191,311          8.31             October 2016
      LaSalle Note II(4)                          159,560            159,560          7.79             March 2028
      Cigna Note                                   70,000             70,000          5.22             June 2010
      Bank of America Note (5)                     38,000             38,000          5.53             May 2013
      Metropolitan Life Note V                     37,506             37,506          8.49             December 2005
      Northwestern Life Note                       26,000             26,000          4.94             November 2008
      Northwestern Life II (6)                     10,713             10,713          7.40             July 2007
      Woodmen of the World Note                     8,500              8,500          8.20             April 2009
       Normura Funding VI Note (7)                  7,853              7,853         10.07             July 2020
      Construction, Acquisition and
          other obligations for various CRDI
          and MVDC projects                        10,827             10,827     2.90 to 10.50         July 2004 to May 2008
                                               ----------         ----------     -------------
            Subtotal/Weighted Average          $1,055,408         $1,055,408          7.52      %
                                               ----------         ----------     -------------
UNSECURED FIXED RATE DEBT:

      The 2009 Notes (8)                       $  375,000         $  375,000          9.25      %      April 2009
      The 2007 Notes (8)                          250,000            250,000          7.50             September 2007
                                               ----------         ----------     -------------
            Subtotal/Weighted Average          $  625,000         $  625,000          8.55      %
                                               ----------         ----------     -------------
SECURED VARIABLE RATE DEBT:
      Fleet Fund I and II Term Loan (9)        $  264,214         $  264,214          4.63      %      May 2005
      Deutsche Bank - CMBS Loan (10)              220,000            220,000          5.84             May 2004
      Fleet Term Loan (9) (11)                     75,000             75,000          5.62             February 2004
      National Bank of Arizona                     51,825             40,588      4.00 to 5.00         Nov 04 to Dec 05
      FHI Finance Loan                             10,000              2,959          5.67             September 2009
      Construction, Acquisition and
            other obligations for various CRDI
            and MVDC projects                      82,942             36,530      4.00 to 5.00         Feb 2004 to Sep 2008
                                               ----------         ----------     -------------
            Subtotal/Weighted Average          $  703,981         $  639,291          5.04      %
                                               ----------         ----------     -------------

UNSECURED VARIABLE RATE DEBT:
      Credit Facility  (12)                    $  379,504         $  239,000 (13)     3.35      %      May 2005
                                               ----------         ----------     -------------
            Subtotal/Weighted Average          $  379,504         $  239,000          3.35      %
                                               ----------         ----------     -------------
         TOTAL/WEIGHTED AVERAGE                $2,763,893         $2,558,699          6.78      %(14)
                                               ==========         ==========     =============
AVERAGE REMAINING TERM                                                                                 6.8 years

----------------------------------------------

(1) For more information regarding the terms of the Operating Partnership's debt financing arrangements including the amounts payable at maturity, properties securing the Operating Partnership's secured debt and the method of calculation of the interest rate for the Operating Partnership's variable rate debt, see Note 11, "Notes Payable and Borrowings under Credit Facility," included in Item 8, "Financial Statements and Supplementary Data."

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

(3) In October 2006, the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177.8 million.

(4) In January 2004, the Operating Partnership purchased $170.0 million of U.S. Treasury and government sponsored agency securities and placed them into a collateral account for the sole purpose of funding payments of principal and interest on this loan. The securities have interest and maturities that coincide with the scheduled debt service payments of the loan and ultimate payment of principal in March 2006. See further information provided in this "Debt Financing Arrangements" section of Item 7.

(5) The Operating Partnership assumed this note in connection with the acquisition of the Colonnade. See "Recent Developments" in this Item 7 for additional information regarding the acquisition of the Colonnade.

(6) The Operating Partnership assumed this loan in connection with the Hughes Center acquisitions. The outstanding principal balance of this loan at maturity will be approximately $8.7 million. The balance at December 31, 2003 includes approximately $1.1 million of premium which will be amortized over the term of the loan. The effective interest rate, including the premium, is 3.8%. See "Recent Developments" in this Item 7 for additional information regarding the Hughes Center acquisitions.

(7) In July 2010, the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (July 2010) by making a final payment of approximately $6.1 million.

(8) To incur any additional debt, the indenture requires the Operating Partnership to meet thresholds for a number of customary financial and other covenants, including maximum leverage ratios, minimum debt service coverage ratios, maximum secured debt as a percentage of total undepreciated assets, and ongoing maintenance of unencumbered assets. Additionally, as long as the 2009 Notes are not rated investment grade, there are restrictions on the Operating Partnership's ability to make certain payments, including distributions to unitholders and investments.

(9) The Fleet Fund I and II Term Loan requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios, debt service coverage ratios, limitations on additional secured and total indebtedness, limitation on distributions, and a minimum net worth requirement, and with respect solely to Funding I and Funding II Properties, adjusted net operating income to actual debt service and adjusted net operating income to pro forma debt service.

(10) This loan has two one-year extension options.

(11) In February 2004, the Operating Partnership exercised its option to extend this loan until February 2007.

(12) The Credit Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios, debt service coverage ratios, limitations on additional secured and total indebtedness, limitations on distributions, and a minimum net worth requirement, and with respect solely to Funding VIII, adjusted net operating income to actual debt service, adjusted net operating income to pro forma debt service, office assets as a percentage of total assets, and minimum leasing requirements. In addition, availability under the Credit Facility is limited by total indebtedness to total asset value.

(13) The outstanding balance excludes letters of credit issued under the credit facility of $7.9 million.

(14) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 6.84%.

         The Operating Partnership is generally obligated by its debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. The significant financial covenants relating to the Operating Partnership's debt are summarized in the notes to the preceding table. The affirmative covenants to which the Operating Partnership is subject under its debt agreements include, among others, provisions requiring the Operating Partnership to comply with all laws relating to operation of any Properties securing the debt, maintain those Properties in good repair and working order, maintain adequate insurance and provide timely financial information. The negative covenants under the Operating Partnership's debt agreements generally restrict the Operating Partnership's ability to transfer or pledge assets or incur additional debt at a subsidiary level, limit the Operating Partnership's ability to engage in transactions with affiliates and place conditions on the Operating Partnership's or a subsidiary's ability to make distributions.

         Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under the Operating Partnership's loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for the Operating Partnership's secured debt, foreclosure on the Property securing the debt, and could cause the Credit Facility to become unavailable to the Operating Partnership. In addition, an event of default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the Credit Facility, 2007 Bonds, 2009 Bonds, the Fleet Fund I and II Term Loan and the Fleet Term Loan after the notice and cure periods for the other indebtedness have passed. As a result, any uncured or unwaived event of default could have an adverse effect on the Operating Partnership's business, financial condition, or liquidity.

         The Operating Partnership's debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the year ended December 31, 2003, there were no circumstances that required prepayment penalties or increased collateral related to the Operating Partnership's existing debt.

DEBT MODIFICATIONS

         In April 2003, the Operating Partnership obtained modifications to certain definitions relating to financial and other covenants in the Credit Facility and $275.0 million Fleet Fund I and II Term Loan. The modifications did not alter the Operating Partnership's borrowing capacity, scheduled principal payments, interest rates, or maturity dates.

         In October 2003, the Operating Partnership received approval from the lending group for the Credit Facility and $275.0 million Fleet Funding I and II Term Loan for less restrictive key financial and other covenants in each facility. The Operating Partnership requested these modifications due to the slowdown in the general business environment and its impact on the Operating Partnership's core business cash flow. In exchange for approving the modifications, the Operating Partnership agreed to an increase in the interest rate spread over LIBOR by 25 basis points (approximately $1.6 million annual interest expense based on maximum borrowings) for both the Credit Facility and the Term Loan.

         As of December 31, 2003, no event of default had occurred, and the Operating Partnership was in compliance with all of its financial covenants related to its outstanding debt.

ADDITIONAL DEBT FINANCING

         In January 2004, the Operating Partnership entered into an agreement with Bank of America Securities LLC ("Bank of America") and Deutsche Bank for an additional $275.0 million secured loan. The loan has an initial two-year term maturing in January 2006, with a one-year extension option and bears interest at an initial annual rate of LIBOR plus 275 basis points. The rate decreased to LIBOR plus 225 basis points upon closing of syndication of the loan in February 2004. The loan is secured by 10 of the 12 properties that were in Funding II at December 31, 2003. The loan is subject to the same covenant requirements as the credit facility. The net proceeds were used to reduce the outstanding principal balance of the $275.0 million Fleet Fund I and II Term Loan by approximately $104.2 million. The remaining proceeds were used to purchase U.S. Treasury and government sponsored agency securities in an amount sufficient to defease the remaining portion of LaSalle Note II.

DEFEASANCE OF LASALLE NOTE II

         In December 2003, the Operating Partnership purchased $9.6 million of U.S. Treasury and government sponsored agency securities and placed those securities into a collateral account for the sole purpose of funding payments of principal and interest payments on approximately $8.7 million of the LaSalle
Note II, in order to release the lien on the Las Colinas retail property, which was held in Funding II and sold on December 15, 2003. The initial weighted average yield on the securities was 2.10%. In January 2004, the Operating Partnership purchased an additional $170.0 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 1.76% and placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of the LaSalle
Note II, in order to release the lien on the remaining properties securing the loan. These marketable securities have interest and maturities that coincide with the scheduled debt service payments of the senior notes and ultimate payment of principal.

UNCONSOLIDATED DEBT ARRANGEMENTS

         As of December 31, 2003, the total debt of the unconsolidated joint ventures and investments in which the Operating Partnership had ownership interests was $1.1 billion, of which the Operating Partnership's share was $394.4 million. The Operating Partnership had guaranteed $7.7 million of this debt as of December 31, 2003. Additional information relating to the Operating Partnership's unconsolidated debt financing arrangements is contained in "Unconsolidated Investments - Unconsolidated Debt Analysis," in this Item 7.

CONSOLIDATED AND UNCONSOLIDATED DEBT ARRANGEMENTS

         The following tables show summary information about the Operating Partnership's debt, including its pro rata share of unconsolidated debt, as of December 31, 2003.


                                     TOTAL                   SHARE OF
(in thousands)                     OPERATING              UNCONSOLIDATED
                                PARTNERSHIP DEBT               DEBT                   TOTAL(1)
---------------------         ---------------------      -----------------          ------------
Fixed Rate Debt                        $ 1,680,408                 $326,608           $ 2,007,016
Variable Rate Debt                         878,291                   67,774               946,065
                                       -----------                 --------           -----------
Total Debt                             $ 2,558,699                 $394,382           $ 2,953,081
                                       ===========                 ========           ===========

------------------------------

(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $542.5 million of hedged variable rate debt, are 86% and 14%, respectively.

         Listed below are the aggregate required principal payments by year as of December 31, 2003, excluding extension options. Scheduled principal installments and amounts due at maturity are included. The table assumes no prepayment of principal will occur.

                                                         UNSECURED            TOTAL
                                                            DEBT            OPERATING              SHARE OF
                      SECURED          UNSECURED          LINE OF          PARTNERSHIP          UNCONSOLIDATED
(in thousands)          DEBT              DEBT             CREDIT              DEBT                  DEBT                TOTAL
--------------    ---------------   ---------------   ---------------   -----------------      ----------------       ------------
2004              $       350,385   $             -   $             -   $         350,385             $  75,830        $   426,215
2005                      359,922                 -           239,000             598,922                 9,916            608,838
2006                       20,985                 -                 -              20,985                23,816             44,801
2007                       35,895           250,000                 -             285,895                46,715            332,610
2008                       48,356                 -                 -              48,356                43,007             91,363
Thereafter                879,156           375,000                 -           1,254,156               195,098          1,449,254
                  ---------------   ---------------   ---------------   -----------------      ----------------       ------------
                  $     1,694,699   $       625,000   $       239,000   $       2,558,699             $ 394,382        $ 2,953,081
                  ===============   ===============   ===============   =================      ================       ============

         The Operating Partnership's policy with regard to the incurrence and maintenance of debt is based on a review and analysis of the following:

         -        short term and long term capital needs;

         - investment opportunities for which capital is required and the cost of debt in relation to such investment opportunities;

         - the type of debt available (secured or unsecured; variable or fixed);

         -        the effect of additional debt on existing covenants;

         - the maturity of the proposed debt in relation to maturities of existing debt; and

         - exposure to variable rate debt and alternatives such as interest-rate swaps and cash flow hedges to reduce this exposure.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Operating Partnership's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. Derivative financial instruments are used to convert a portion of the Operating Partnership's variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. To accomplish this objective, the Operating Partnership primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount. During 2003, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

         As of December 31, 2003, the Operating Partnership had entered into four cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements for the year ended December 31, 2003, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI") for the year ended December 31, 2003.

                                                                                                    UNREALIZED
     ISSUE        NOTIONAL     MATURITY    REFERENCE         FAIR             ADDITIONAL          GAINS (LOSSES)
     DATE          AMOUNT        DATE         RATE       MARKET VALUE      INTEREST EXPENSE           IN OCI
--------------  ----------     --------    ---------   ----------------   --------------------  ------------------
(in thousands)
--------------
     9/1/99     $  200,000      9/2/03       6.183%    $           -      $        6,562        $        6,506
     5/15/01       200,000      2/3/03       7.110%                -               1,048                 1,057
     4/18/00       100,000     4/18/04       6.760%           (1,695)              5,619                 5,185
     9/02/03       200,000      9/1/06       3.723%           (6,597)              1,741                (1,899)
     2/15/03       100,000     2/15/06       3.253%           (2,340)              1,827                    85
     2/15/03       100,000     2/15/06       3.255%           (2,345)              1,830                    87
                                                       -------------      --------------        --------------
                                                       $     (12,977)     $       18,627        $       11,021
                                                       =============      ==============        ==============

         The Operating Partnership has designated its four cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that re-prices closest to the reset dates of each cash flow hedge agreement. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in Accumulated Other Comprehensive Income. The effective portion that has been deferred in Accumulated Other Comprehensive Income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge in conformity with SFAS No. 133, as amended. The Operating Partnership had no ineffectiveness related to its cash flow hedges, resulting in no earnings impact for the year ended December 31, 2003.

         Over the next 12 months, an estimated $10.1 million will be reclassified from Accumulated Other Comprehensive Income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

         CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt.

         The following table shows information regarding CRDI's cash flow hedge agreements and additional capitalized interest thereon as of and for the year ended December 31, 2003. Unlike the additional interest on the Operating Partnership's cash flow hedges which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development. Also presented are the unrealized gains in Accumulated Other Comprehensive Income for the year ended December 31, 2003.

                                                                              ADDITIONAL          UNREALIZED
  ISSUE        NOTIONAL       MATURITY      REFERENCE           FAIR          CAPITALIZED          GAINS IN
  DATE          AMOUNT          DATE           RATE        MARKET VALUE        INTEREST              OCI
----------    ---------       --------      ----------     ------------       -----------         -----------
(in thousands)
   9/4/01      $ 4,650        9/4/03         4.12%            $     -            $   91             $   101
   9/4/01        3,700        9/4/03         4.12%                  -                72                  79
                                                              -------            ------             -------
                                                              $     -            $  163             $   180
                                                              =======            ======             =======

         CRDI's hedges were perfectly effective and no earnings impact was experienced for the year ended December 31, 2003.

INTEREST RATE CAPS

         In June 2003, CRDI entered into an interest rate cap agreement with Bank of America with an initial notional amount of $0.8 million, increasing monthly to up to $28.3 million in September 2004, based on the amount of the related loan. The agreement limits the interest rate on the notional amount to a maximum prime rate, as defined in the agreement, of 4.1%.

                               RECENT DEVELOPMENTS

DISPOSITION OF THE WOODLANDS

          On December 31, 2003, the Operating Partnership sold all of its interests in The Woodlands, Texas, to a subsidiary of the Rouse Company. The interests sold by the Operating Partnership consist of:

     - a 52.5% economic interest, including a 10% earned promotional interest, in WLDC, the partnership through which the Operating Partnership owned its interest in The Woodlands residential development property, and a promissory note due in 2007 in the original principal amount of $10.6 million from WLDC;

     - a 75% interest in WOE, the partnership through which the Operating Partnership owned its interests in four Office Properties located in The Woodlands;

     - a 52.5% economic interest, including a 10% earned promotional interest, in Woodlands CPC; and

     - a 52.5% economic interest, including a 10% earned promotional interest, in The Woodlands Operating Company, L.P.

          Total consideration to the Operating Partnership for the sale of its interests in The Woodlands was $387.0 million, approximately $202.8 million in cash and approximately $184.2 million in assumption of debt by the purchaser. The Operating Partnership received approximately $18.0 million of the $202.8 million cash component prior to closing in the form of partnership distributions net of working capital adjustments. The debt represents 52.5% of the debt of the unconsolidated partnerships through which the Operating Partnership owned its interests in The Woodlands. The sale resulted in a net gain of approximately $83.9 million, $49.2 million net of tax, to the Operating Partnership. The Operating Partnership allocated $15.0 million of the total consideration, which generated a $2.3 million net loss, to the sale of its four remaining Office Properties in The Woodlands. These Office Properties were consolidated by the Operating Partnership and included in its Office Segment.

         The Operating Partnership used approximately $119.2 million of the proceeds from the sale of its interests in The Woodlands to fund a portion of the acquisition from the Rouse Company of its interests in Hughes Center in Las Vegas, Nevada, in the transaction described below. The remaining net proceeds from the sale of The Woodlands were used to reduce amounts outstanding under the Operating Partnership's credit facility.

ACQUISITION OF HUGHES CENTER

         In November 2003, the Operating Partnership entered into a contract to purchase from the Rouse Company its investment in the Hughes Center office portfolio in Las Vegas, Nevada. Hughes Center contains seven Class A Office Properties and nine retail parcels. The total purchase price for the seven Office Properties and the nine retail parcels was approximately $214.2 million, $119.2 million in cash and the remaining $95.0 million in assumed debt.

         On December 31, 2003, the Operating Partnership acquired two of the Class A Office Properties and two retail parcels located within Hughes Center for approximately $38.9 million, funded by the Operating Partnership's assumption of a $9.6 million mortgage loan from The Northwestern Mutual Life Insurance Operating Partnership and by a portion of the proceeds from the sale of the Operating Partnership's interests in The Woodlands. These Office Properties are wholly-owned and included in the Office Segment.

         Subsequent to December 31, 2003, the Operating Partnership acquired an additional five Class A Office Properties and seven retail parcels located within Hughes Center. One of these Office Properties is owned through a joint venture in which the Operating Partnership owns a 67% interest. The remaining four Office Properties are wholly-owned by the Operating Partnership. The Operating Partnership acquired these five Office Properties and seven retail parcels for approximately $175.3 million, funded by the Operating Partnership's assumption of approximately $85.4 million in mortgage loans and by a portion of the proceeds from the sale of the Operating Partnership's interests in The Woodlands.

         On March 1, 2004, in accordance with the agreement to acquire the Hughes Center Properties, the Operating Partnership completed the purchase of two tracts of undeveloped land in Hughes Center suitable for up to 400,000 square feet of office space, within Hughes Center for approximately $10.0 million. The purchase was funded by approximately $7.5 million in loans from the Rouse Company and a draw on the Operating Partnership's credit facility.

OTHER ACQUISITIONS

         On August 26, 2003, the Operating Partnership acquired The Colonnade, an 11-story, 216,000 square foot Class A office tower, located in the Coral Gables submarket of Coral Gables in Miami, Florida. The Operating Partnership acquired the Office Property for approximately $51.4 million, funded by the Operating Partnership's assumption of a $38.0 million loan from Bank of America and a draw on the Operating Partnership's credit facility. This Office Property is wholly-owned and included in the Operating Partnership's Office Segment.

         On August 14, 2003, CRDI, a consolidated subsidiary of the Operating Partnership, completed the purchase of a tract of undeveloped land in Eagle County, Colorado, for approximately $15.5 million, funded by a draw on the Operating Partnership's credit facility. This undeveloped land is wholly-owned and included in the Residential Development Segment.

OTHER DISPOSITIONS

         On November 21, 2003, Manalapan Hotel Partners, L.L.C., owned 50% by the Operating Partnership and 50% by WB Palm Beach Investors, L.L.C., sold the Ritz Carlton Palm Beach Resort/Hotel Property in Palm Beach, Florida. The sale generated net proceeds of approximately $34.7 million, of which the Operating Partnership's portion was approximately $18.0 million, and resulted in a net gain of approximately $6.7 million, of which the Operating Partnership's portion was approximately $3.9 million. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This Property was an unconsolidated investment and included in the Resort/Hotel Segment.

         On December 15, 2003, the Operating Partnership completed the sale of the Las Colinas Plaza retail property in Dallas, Texas. The sale generated net proceeds of approximately $20.6 million and a net gain of approximately $14.5 million. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This Property was wholly-owned and included in the Operating Partnership's Office Segment.

During the year ended December 31, 2003, the Operating Partnership sold four parcels of undeveloped land. The following table presents the dispositions of undeveloped land for the year ended December 31, 2003, including the location of the land, acreage, net proceeds received and net gain on sale.

(dollars in millions)
                                                                      NET            NET
       DATE                      LOCATION               ACREAGE     PROCEEDS        GAIN
----------------------         --------------           -------   -------------------------
April 24, 2003                 Dallas, Texas               0.5    $       0.3    $      0.3
May 15, 2003                   Coppell, Texas             24.8            3.0           1.1
June 27, 2003                  Houston, Texas              3.5            2.1(1)        8.9
September 30, 2003             Houston, Texas              3.1            5.3           2.4
                                                         -----    -----------    ----------
                                                          31.9    $      10.7    $     12.7
                                                         =====    ===========    ==========

---------------------------
(1) The sale included a note receivable in the amount of $11.8 million, with annual installments of principal and interest payments beginning June 27, 2004, through maturity on June 27, 2010. The principal payment amounts are calculated based upon a 20-year amortization and the interest rate is 4% for the first two years and thereafter the prime rate, as defined in the note, through maturity.

JOINT VENTURES

         On October 8, 2003, the Operating Partnership entered into a joint venture, Crescent One BriarLake L.P., with affiliates of J.P. Morgan Fleming Asset Management, Inc. The joint venture purchased BriarLake Plaza, located in the Westchase submarket of Houston, Texas, for approximately $74.4 million. The Property is a 20-story, 502,000 square foot Class A office building. The affiliates of J.P. Morgan Fleming Asset Management, Inc. own a 70% interest, and the Operating Partnership owns a 30% interest, in the joint venture. The initial cash equity contribution to the joint venture was $24.4 million, of which the Operating Partnership's portion was $7.3 million. The Operating Partnership's equity contribution and an additional working capital contribution of $0.5 million were funded primarily through a draw under the Operating Partnership's credit facility. The remainder of the purchase price of the Property was funded by a secured loan to the joint venture in the amount of $50.0 million. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership manages and leases the Office Property on a fee basis. This Office Property is an unconsolidated investment and included in the Operating Partnership's Office Segment.

BEHAVIORAL HEALTHCARE PROPERTIES

         As of December 31, 2000, the Operating Partnership owned 28 behavioral healthcare properties in 24 states. The former tenant of the behavioral healthcare properties declared bankruptcy and ceased operations in 2000.

         This table presents the dispositions of behavioral healthcare properties by year including the number of properties sold, net proceeds received, gains on sales and impairments recognized. Depreciation has not been recognized since the dates the behavioral healthcare properties were classified as held for sale.

(dollars in millions)      Number of
                           Properties
         Year                 Sold         Net Proceeds       Gain       Impairments(2)
---------------------      ----------   -----------------   ---------  ------------------
         2003                   6       $          11.2(1)  $       -  $         4.8
         2002                   3                   4.6             -            3.2
         2001                  18                  34.7           1.6            8.5
         2000                  60                 233.7          58.6            9.3

-------------------------------
(1) The sale of one property on February 27, 2003, also generated a note receivable in the amount of $0.7 million, with interest only payments beginning March 2003, through maturity in February 2005. The interest rate is the prime rate, as defined in the note, plus 1.0%.

(2) The impairment charges represent the difference between the carrying values and the estimated sales prices less the costs of the sales for all properties held for sale during the respective year.

         As of December 31, 2003, the Operating Partnership owned one behavioral healthcare property. After recognition of a $0.9 million impairment relating to this property in 2003, the carrying value of the remaining behavioral healthcare property at December 31, 2003 was approximately $2.3 million. The Operating Partnership has entered into a contract to sell the property and is anticipating the sale will close in the second quarter of 2004.

SHARE REPURCHASE PROGRAM

         The Company commenced its Share Repurchase Program in March 2000. On October 15, 2001, the Company's Board of Trust Managers increased from $500.0 million to $800.0 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"). There were no share repurchases for the year ended December 31, 2003. As of December 31, 2003, the Company had repurchased 20,256,423 common shares under the Share Repurchase Program, at an aggregate cost of approximately $386.9 million, resulting in an average repurchase price of $19.10 per common share. The repurchase of common shares by the Company will decrease the Company's limited partner interest in the Operating Partnership, which will, result in an increase in net income per unit.

IMPAIRMENTS

         The significant impairment charges recognized by the Operating Partnership for the year ended December 31, 2003 are described below. The Operating Partnership's policy for impairment recognition is discussed in "Significant Accounting Policies - Critical Accounting Policies" in this Item 7.

Office Properties

         For the year ended December 31, 2003, the Operating Partnership recognized impairment charges of $24.1 million on three Office Properties classified as held for sale. The impairment charges are included in "Impairment charges related to real estate assets from discontinued operations" in the Operating Partnership's Consolidated Statements of Operations. The impairment charges by Office Property are: $16.4 million for 1800 West Loop South in Houston, Texas; $4.3 million for Liberty Plaza in Dallas, Texas; and $3.4 million for 12404 Park Central in Dallas, Texas. The impairment charge represents the difference between the carrying value of the property and the estimated sales price less costs to sell.

Behavioral Healthcare Properties

         Information regarding impairment charges on the behavioral healthcare properties is contained in "Recent Developments - Behavioral Healthcare Properties" in this Item 7.

HBCLP, Inc.

         On December 31, 2003, the Operating Partnership executed an agreement with HBCLP, Inc., an unconsolidated investment of the Operating Partnership that primarily held real estate investments and marketable securities, pursuant to which the Operating Partnership surrendered 100% of its investment in HBCLP, Inc. and released HBCLP, Inc. from its note obligation to the Operating Partnership in exchange for cash of $3.0 million and other assets valued at approximately $8.7 million, resulting in an impairment charge of approximately $6.5 million reflected in "Impairment charges related to real estate assets" in the Operating Partnership's Consolidated Statements of Operations.

Other

         On June 28, 2002, the Operating Partnership purchased the home of an executive officer to facilitate the hiring and relocation of this executive officer. The purchase price for the home was approximately $2.6 million. The Operating Partnership is actively marketing this asset for sale and recognized an impairment charge of approximately $0.6 million, net of taxes, during the year ended December 31, 2003, based on market conditions.

                           UNCONSOLIDATED INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED COMPANIES

         The Operating Partnership has investments of 20% to 50% in eight unconsolidated joint ventures that own eight Office Properties. In addition, the Operating Partnership, through ownership interests of 50% or less, or ownership of non-voting interests only, has other unconsolidated investments. These investments are accounted for using the equity method of accounting.

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and investments as of December 31, 2003.

                                                                                              OPERATING PARTNERSHIP'S
                                                                                                     OWNERSHIP
                        ENTITY                                    CLASSIFICATION              AS OF DECEMBER 31, 2003
--------------------------------------------------      ------------------------------        ------------------------
Main Street Partners, L.P.                              Office (Bank One Center-Dallas)                  50.0% (1)
Crescent Miami Center, LLC                              Office (Miami Center - Miami)                    40.0% (2)
Crescent 5 Houston Center, L.P.                         Office (5 Houston Center-Houston)                25.0% (3)
Austin  PT BK One Tower Office Limited Partnership      Office (Bank One Tower-Austin)                   20.0% (4)
Houston PT Four Westlake Park Office Limited            Office (Four Westlake Park-Houston)              20.0% (4)
Partnership
Houston PT Three Westlake Park Office Limited           Office (Three Westlake Park -                    20.0% (4)
Partnership                                             Houston)
Crescent Five Post Oak Park, L.P.                       Office (Five Post Oak - Houston)                 30.0% (5)
Crescent One BriarLake Plaza, L.P.                      Office (BriarLake Plaza - Houston)               30.0% (6)
The Woodlands Commercial Properties Company, L.P.       Office                                               - (7)(8)
The Woodlands Land Development Company, L.P.            Residential Development                              - (7)(8)
Blue River Land Company, L.L.C.                         Residential Development                          50.0% (9)
EW Deer Valley, L.L.C.                                  Residential Development                          41.7% (10)
Manalapan Hotel Partners, L.L.C.                        Resort/Hotel (Ritz Carlton Palm  Beach)             - (11)
Vornado Crescent Portland Partnership                   Temperature-Controlled Logistics                 40.0% (12)
Vornado Crescent Carthage and KC Quarry, L.L.C.         Temperature-Controlled Logistics                 56.0% (13)
CR License, L.L.C.                                      Other                                            30.0% (14)
The Woodlands Operating Company, L.P.                   Other                                               -   (7)(8)
Canyon Ranch Las Vegas, L.L.C.                          Other                                            65.0% (15)
SunTX Fulcrum Fund, L.P. ("SunTx")                      Other                                            29.7% (16)
G2 Opportunity Fund, L.P. ("G2")                        Other                                            12.5% (17)

(1) The remaining 50% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, LLC is owned by an affiliate of a fund managed by JP Morgan Fleming Asset Management, Inc.

(3) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Fleming Asset Management, Inc.

(4) The remaining 80% interest in each of Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Park Office Limited Partnership and Houston PT Four Westlake Park Office Limited Partnership is owned by an affiliate of GE.

(5) The remaining 70% interest in Crescent Five Post Oak Park, L.P. is owned by an affiliate of GE.

(6) The remaining 70% interest in Crescent One BriarLake Plaza, L.P. is owned by affiliates of JP Morgan Fleming Asset Management, Inc.

(7) The Operating Partnership sold its 52.5% economic interest, including a 10% earned promotional interest, in each of the Woodlands CPC, WLDC and The Woodlands Operating Company, L.P. on December 31, 2003.

(8) Distributions were made to partners based on specified payout percentages. During the year ended December 31, 2003, the payout percentage to the Operating Partnership was 52.5%.

(9) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Operating Partnership.

(10) The remaining 58.3% interest in EW Deer Valley, L.L.C. is owned by parties unrelated to the Operating Partnership. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C.

(11) The Operating Partnership sold its 50% interest in Manalapan on November 21, 2003.

(12) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

(13) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

(14) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(15) The remaining 35% interest in Canyon Ranch Las Vegas, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(16) SunTx's objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 70.3% of SunTx is owned by a group of individuals unrelated to the Operating Partnership. The Operating Partnership's investment at December 31, 2003, was $10.6 million.

(17) G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest in G2 is owned by Goff-Moore Strategic Partners, L.P. ("GMSPLP") and by parties unrelated to the Operating Partnership. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation

     ("GMACCM"). See Note 21, "Related Party Transactions," for information regarding the ownership interests of trust managers and officers of the Operating Partnership in GMSPLP.

UNCONSOLIDATED DEBT ANALYSIS

         The following table shows, as of December 31, 2003, information about the Operating Partnership's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                                                             OPERATING
                                                                            PARTNERSHIP
                                                                BALANCE       SHARE OF
                                                              OUTSTANDING     BALANCE        INTEREST
                                                                  AT             AT          RATE AT
                                                               DECEMBER     DECEMBER 31,   DECEMBER 31,
DESCRIPTION                                                    31, 2003         2003           2003
-----------                                                  -------------  ------------   ------------
                                                             (in thousands)
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
  Vornado Crescent-Portland Partnership - 40% Operating
Partnership
      Goldman Sachs (1)                                       $  496,123   $ 198,449         6.89%
      Various Capital Leases                                      36,270      14,509       4.84 to 13.63%
      Various Mortgage Notes                                      16,383       6,553       7.00 to 12.88%
                                                              ----------   ---------
                                                              $  548,776   $ 219,511
                                                              ----------   ---------
OFFICE SEGMENT:
   Main Street Partners, L.P. - 50% Operating Partnership     $  130,559   $  65,279        5.52%
(2)(3)(4)
   Crescent 5 Houston Center, L.P. - 25% Operating                90,000      22,500         5.00%
Partnership
   Crescent Miami Center, LLC - 40% Operating Partnership         81,000      32,400         5.04%
   Crescent One BriarLake Plaza, L.P. - 30% Operating             50,000      15,000         5.40%
Partnership
   Houston PT Four Westlake Office Limited Partnership -          48,087       9,617         7.13%
20% Operating Partnership
   Crescent Five Post Oak Park, L.P. - 30% Operating              45,000      13,500         4.82%
Partnership
   Austin PT BK One Tower Office Limited Partnership - 20%        37,401       7,480         7.13%
Operating Partnership
   Houston PT Three Westlake Office Limited Partnership -         33,000       6,600         5.61%
20% Operating Partnership
                                                              ----------   ---------
                                                              $  515,047   $ 172,376
                                                              ----------   ---------
RESIDENTIAL SEGMENT:
  Blue River Land Company, L.L.C. - 50% Operating
Partnership (5)                                               $    4,989   $   2,495         4.12%
                                                              ----------   ---------
                                                              $    4,989   $   2,495
                                                              ----------   ---------
                                                              ----------   ---------
TOTAL UNCONSOLIDATED DEBT                                     $1,068,812   $ 394,382
                                                              ----------   ---------
FIXED RATE/WEIGHTED AVERAGE                                                                  6.66%
VARIABLE RATE/WEIGHTED AVERAGE                                                               5.47%
                                                                                             ----
TOTAL WEIGHTED AVERAGE                                                                       6.45%
                                                                                             ====

                                                                                       FIXED/VARIABLE
DESCRIPTION                                                       MATURITY DATE       SECURED/UNSECURED
-----------                                                       -------------      ------------------
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
  Vornado Crescent-Portland Partnership - 40% Operating
Partnership
      Goldman Sachs (1)                                             5/11/2023          Fixed/Secured
      Various Capital Leases                                    6/1/2006 to 4/1/2017   Fixed/Secured
      Various Mortgage Notes                                    4/1/2004 to 4/1/2009   Fixed/Secured

OFFICE SEGMENT:
   Main Street Partners, L.P. - 50% Operating Partnership           12/1/2004           Variable/Secured
(2)(3)(4)
   Crescent 5 Houston Center, L.P. - 25% Operating                  10/1/2008           Fixed/Secured
Partnership
   Crescent Miami Center, LLC - 40% Operating Partnership           9/25/2007           Fixed/Secured
   Crescent One BriarLake Plaza, L.P. - 30% Operating               11/1/2010           Fixed/Secured
Partnership
   Houston PT Four Westlake Office Limited Partnership -             8/1/2006           Fixed/Secured
20% Operating Partnership
   Crescent Five Post Oak Park, L.P. - 30% Operating                 1/1/2008           Fixed/Secured
Partnership
   Austin PT BK One Tower Office Limited Partnership - 20%           8/1/2006           Fixed/Secured
Operating Partnership
   Houston PT Three Westlake Office Limited Partnership -            9/1/2007           Fixed/Secured
20% Operating Partnership

RESIDENTIAL SEGMENT:
  Blue River Land Company, L.L.C. - 50% Operating
Partnership (5)                                                     6/30/2004           Variable/Secured

TOTAL UNCONSOLIDATED DEBT

FIXED RATE/WEIGHTED AVERAGE                                               13.8 years
VARIABLE RATE/WEIGHTED AVERAGE                                             0.9 years
                                                                          ----------
TOTAL WEIGHTED AVERAGE                                                    11.6 years
                                                                          ==========

----------------------------------------

(1) URS Real Estate, L.P. and Americold Real Estate, L.P., subsidiaries of the Temperature-Controlled Logistics Corporation, expect to repay this note on the Optional Prepayment Date of April 11, 2008. The average weighted average maturity would be 4.21 years based on this date.

(2) Senior Note - Note A: $82.2 million at variable interest rate, LIBOR + 189 basis points, $4.8 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $24.2 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.3 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes amortized based on a 25-year schedule.

(3)  This loan has two one-year extension options.

(4) The Operating Partnership and its joint venture partner each obtained a separate Letter of Credit to guarantee the repayment of up to $4.3 million each of principal of the Main Street Partners, L.P. loan.

(5) The variable rate loan has an interest rate of LIBOR + 300 basis points. East West Resort Development III, L.P. provides an unconditional guarantee of up to 70% of the maximum $9.0 million available under this facility with U.S. Bank National Association. There was approximately $5.0 million outstanding at December 31, 2003 and the guarantee was equal to $3.5 million.

         The following table shows, as of December 31, 2003, information about the Operating Partnership's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                           PERCENTAGE OF          WEIGHTED           WEIGHTED AVERAGE
(in thousands)               BALANCE            DEBT            AVERAGE RATE             MATURITY
-------------------      -------------     --------------       ------------         -----------------
Fixed Rate Debt          $     326,608                83%                6.66%           13.8  years
Variable Rate Debt              67,774                17%                5.47%            0.9  years
                         -------------             -----                -----            ----
Total Debt               $     394,382               100%                6.45%           11.6  years
                         =============             =====                =====            ====

         Listed below is the Operating Partnership's share of aggregate principal payments, by year, required as of December 31, 2003, related to the Operating Partnership's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.

                    SECURED
(in thousands)      DEBT(1)
--------------  -------------
2004            $     75,830
2005                   9,916
2006                  23,816
2007                  46,715
2008                  43,007
Thereafter           195,098
                ------------
                $    394,382
                ============

-----------------------

(1)  These amounts do not represent the effect of extension options.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of December 31, 2003, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns all of the common stock, representing substantially all of the economic interest of the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 87 Temperature-Controlled Logistics Properties, with an aggregate of approximately 440.7 million cubic feet (17.5 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Operating Partnership has no economic interest in AmeriCold Logistics. See Note 23, "COPI," in Item 8, "Financial Statements and Supplementary Data," for information on the proposed acquisition of COPI's 40% interest in AmeriCold Logistics by a new entity to be owned by the Company's shareholders and the Operating Partnership's unitholders.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including a reduction of the rental obligation for 2001 and 2002, the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid to December 31, 2003. On March 2, 2004, the Temperature-Controlled Logistics Corporation and Americold Logistics amended the leases to further extend the deferred rent period to December 31, 2005 from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003, on March 7, 2003.

         Under the terms of the leases, AmeriCold Logistics elected to defer $41.8 million of the total $155.5 million of rent payable for the year ended December 31, 2003. The Operating Partnership's share of the deferred rent was $16.7 million. The Operating Partnership recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $16.7 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the year ended December 31, 2003. As of December 31, 2003, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $82.4 million and $74.3 million, respectively, of which the Operating Partnership's portions were $33.0 million and $29.7 million, respectively.

         The following table shows the total and the Operating Partnership's portion of deferred rent and the valuation allowance for the years ended December 31, 2003, 2002, and 2001:

                                                  DEFERRED RENT               VALUATION ALLOWANCE
                                              --------------------------     -----------------------
                                                            OPERATING                      OPERATING
                                                           PARTNERSHIP'S                  PARTNERSHIP'S
(in thousands)                                   TOTAL        PORTION           TOTAL       PORTION
                                               ---------   -------------      ---------  -------------
Cumulative deferred rent and valuation
  allowance balance for the year ended         $  48,200      $  19,300        $ 40,100      $ 16,000
  December 31, 2001
      Waived Rent as of December 31, 2001        (39,800)       (15,900)        (39,800)      (15,900)
                                               ---------      ---------        --------      --------
Balance at December 31, 2001                   $   8,400      $   3,400        $    300      $    100
      2002 Deferred Rent                          32,200         12,900          32,200        12,900
                                               ---------      ---------        --------      -------
Balance at December 31, 2002                   $  40,600      $  16,300        $ 32,500      $ 13,000
      2003 Deferred Rent                                         16,700          41,800
                                                  41,800                                       16,700
                                               ---------      ---------        --------      --------
Balance at December 31, 2003                   $  82,400      $  33,000        $ 74,300      $ 29,700
                                               =========      =========        ========      ========

         On February 5, 2004, the Temperature-Controlled Logistics Corporation completed a $254.4 million mortgage financing with Morgan Stanley Mortgage Capital Inc., secured by 21 of its owned and seven of its leased temperature-controlled logistics properties. The loan matures in April 2009, bears interest at LIBOR plus 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. The net proceeds to the Temperature-Controlled Logistics Corporation were approximately $225.0 million, after closing costs, escrow reserves and the repayment of approximately $12.9 million in existing mortgages. On February 6, 2004, the Temperature-Controlled Logistics Corporation distributed cash of approximately $90.0 million to the Operating Partnership.

         On February 23, 2004, Alec Covington, President and Chief Executive Officer of AmeriCold Logistics, resigned effective March 31, 2004, to take an opportunity in an unrelated industry. A search to identify a successor is currently underway. Anthony Cossentino, Chief Financial Officer, will oversee the AmeriCold business and Mike O'Connell, who has been with AmeriCold for over ten years, has been promoted to be in charge of all operations and, until a successor is in place, will report to Mr. Cossentino.

                         SIGNIFICANT ACCOUNTING POLICIES

CRITICAL ACCOUNTING POLICIES

          The Operating Partnership's discussion and analysis of financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Operating Partnership evaluates its assumptions and estimates on an ongoing basis. The Operating Partnership bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities where that information is available from other sources. Certain estimates are particularly sensitive due to their significance to the financial statements. Actual results may differ significantly from management's estimates. The Operating Partnership believes that the most significant accounting policies that involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:

     -    Impairments,

     -    Acquisition of operating properties,

     - Relative sales method and percentage of completion (Residential Development entities),

     -    Gain recognition on sale of real estate assets, and

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

          If events or circumstances indicate that the fair value of an investment accounted for using the equity method has declined below its carrying value and the Operating Partnership considers the decline to be "other than temporary," the investment is written down to fair value and an impairment loss is recognized. The evaluation of impairment for an investment would be based on a number of factors, including financial condition and operating results for the investment, inability to remain in compliance with provisions of any related debt agreements, and recognition of impairments by other investors. Impairment recognition would negatively impact the recorded value of our investment and reduce net income.

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

          The aggregate value of the tangible assets acquired is measured based on the sum of (i) the value of the property and (ii) the present value of the amortized in-place tenant improvement allowances over the remaining term of each lease. Management's estimates of the value of the property are made using models similar to those used by independent appraisers. Factors considered by management in its analysis include an estimate of carrying costs such as real estate taxes, insurance, and other operating expenses and estimates of lost rentals during the expected lease-up period assuming current market conditions. The value of the property is then allocated among building, land, site improvements, and equipment. The value of tenant improvements is separately estimated due to the different depreciable lives.

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

         The in-place lease values and customer relationship values are based on management's evaluation of the specific characteristics of each customer's lease and the Operating Partnership's overall relationship with that respective customer. Characteristics considered by management in allocating these values include the nature and extent of the Operating Partnership's existing business relationships with the customer, growth prospects for developing new business with the customer, the customer's credit quality, and the expectation of lease renewals, among other factors. The in-place lease value and customer relationship value are both amortized to expense over the initial term of the respective leases and projected renewal periods, but in no event does the amortization period for the intangible assets exceed the remaining depreciable life of the building.

         Should a tenant terminate its lease, the unamortized portion of the above-market or below-market in-place lease value and the customer relationship value and above-market and below-market in-place lease value would be charged to expense.

         RELATIVE SALES METHOD AND PERCENTAGE OF COMPLETION. The Operating Partnership uses the accrual method to recognize earnings from the sale of Residential Development Properties when a third-party buyer had made an adequate cash down payment and has attained the attributes of ownership. If a sale does not qualify for the accrual method of recognition, deferral methods are used as appropriate including the percentage-of-completion method. In certain cases, when the Operating Partnership receives an inadequate cash down payment and takes a promissory note for the balance of the sales price, revenue recognition is deferred until such time as sufficient cash is received to meet minimum down payment requirements. The cost of residential property sold is defined based on the type of product being purchased. The cost of sales for residential lots is generally determined as a specific percentage of the sales revenues recognized for each Residential Development project. The percentages are based on total estimated development costs and sales revenue for each Residential Development project. These estimates are revised annually and are based on the then-current development strategy and operating assumptions utilizing internally developed projections for product type, revenue and related development costs. The cost of sale for residential units (such as townhomes and condominiums) is determined using the relative sales value method. If the residential unit has been sold prior to the completion of infrastructure cost, and those uncompleted costs are not significant in relation to total costs, the full accrual method is utilized. Under this method, 100% of the revenue is recognized, and a commitment liability is established to reflect the allocated estimated future costs to complete the residential unit. If the Operating Partnership's estimates of costs or the percentage of completion is incorrect, it could result in either an increase or decrease in cost of sales expense or revenue recognized and therefore, an increase or decrease in net income.

         GAIN RECOGNITION ON SALE OF REAL ESTATE ASSETS. The Operating Partnership performs evaluations of each real estate sale to determine if full gain recognition is appropriate in accordance with SFAS No. 66, "Accounting for Sales of

Real Estate." The application of SFAS No. 66 can be complex and requires the Operating Partnership to make assumptions including an assessment of whether the risks and rewards of ownership have been transferred, the extent of the purchaser's investment in the property being sold, whether the Operating Partnership's receivables, if any, related to the sale are collectible and are subject to subordination, and the degree of the Operating Partnership's continuing involvement with the real estate asset after the sale. If full gain recognition is not appropriate, the Operating Partnership accounts for the sale under an appropriate deferral method.

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

ADOPTION OF NEW ACCOUNTING STANDARDS

         SFAS NO. 145. In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the reporting of gains and losses from early extinguishment of debt be included in the determination of net income unless criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," which allows for extraordinary item classification, are met. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002. The Operating Partnership adopted this Statement for fiscal 2003 and had no impact beyond the reclassification of costs related to early extinguishments of debt, which were shown in the Operating Partnership's 2001 Consolidated Statements of Operations as an extraordinary item.

         SFAS NO. 149. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Operating Partnership adopted SFAS No. 149 effective July 1, 2003. The adoption of this Statement did not have a material impact on the Operating Partnership's financial condition or its results of operations.

         SFAS NO. 150. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer should classify and measure certain financial instruments that have both liability and equity characteristics. Most provisions of this Statement were to be applied to financial instruments entered into or modified after May 31, 2003, and to existing instruments as of the beginning of the first interim financial reporting period after June 15, 2003. On October 29, 2003, the FASB agreed to defer indefinitely certain provisions of SFAS No. 150 to non-controlling interests in limited life subsidiaries. The Operating Partnership determined that seven of its consolidated partnerships were limited life subsidiaries. The carrying value of the minority interests in these partnerships at December 31, 2003 was $14.6 million, which approximated fair value. The Operating Partnership is in the process of amending the partnership agreements to give the partnerships indefinite lives. The adoption of the remainder of SFAS No. 150 on July 1, 2003, had no impact on the Operating Partnership's financial condition or its results of operations.

         FASB INTERPRETATION 45. In November 2002, the FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and liability-recognition requirements for a guarantor of certain types of debt. The new guidance requires a guarantor to recognize a liability at the inception of a guarantee which is covered by the new requirements whether or not payment is probable, creating the new concept of a "stand-ready" obligation. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See
Note 15, "Commitments, Contingencies and Litigation" in Item 8,

"Financial Statements and Supplementary Data," for disclosure of the Operating Partnership's guarantees at December 31, 2003. The Operating Partnership adopted FIN 45 effective January 1, 2003.

         FASB INTERPRETATION 46. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), as amended, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Under FIN 46, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs for financial periods ending after March 15, 2004, except for Special Purpose Entities which had to be consolidated by December 31, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of another entity such as VIEs. FIN 46 requires VIEs to be consolidated by a company if the company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIEs were established. These disclosure requirements are as follows: (a) the nature, purpose, size, and activities of the VIEs; and, (b) the enterprise's maximum exposure to loss as a result of its involvement with the VIEs. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. Subsequent to January 31, 2003, in connection with the Hughes Center acquisition, the Operating Partnership created a VIE by entering into an exchange agreement with a third party intermediary. This agreement allows the Operating Partnership to pursue favorable tax treatment on the other properties sold by the Operating Partnership within a 180-day period. During the 180-day period, which will end on June 28, 2004, the third party intermediary is the legal owner of the properties, although the Operating Partnership controls the properties, retains all of the economic benefits and risks associated with these properties and indemnifies the third party intermediary and, therefore, the Operating Partnership will fully consolidate these properties. On the expiration of the 180-day period, the Operating Partnership will take legal ownership of the properties. No other VIEs were created subsequent to January 31,2003. Due to the adoption of this Interpretation, the Operating Partnership has consolidated GDW LLC, a subsidiary of DMDC, for the year ended December 31, 2003. The Operating Partnership is in the process of analyzing other entities which existed at January 31, 2003, to determine if any qualified as VIEs under FIN 46. The Operating Partnership does not believe there will be a material impact to the Operating Partnership's financial condition or results of operations from the final adoption of FIN 46.

         MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. On June 5, 2003, the SEC issued new rules on internal control over financial reporting that were mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (the Act). These new rules require management reporting on internal controls over financial reporting. The new internal control report over financial reporting is required in the annual report of all registrants, other than registered investment companies and asset-backed issuers, and should include: a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the company; management's assessment of the effectiveness of the company's internal control over financial reporting as of the end of the company's most recent fiscal year; a statement identifying the framework used by management to evaluate the effectiveness of the company's internal control over financial reporting; and a statement that the public accounting firm that audited the company's financial statements included in the annual report has issued an attestation report on management's assessment of the company's internal control over financial reporting. The company must file the auditor's attestation report as a part of the annual report. For the quarters, the new SEC rules require management to evaluate any change in the company's internal control over financial reporting that occurred and had a material effect (or is reasonably likely to have a material effect) on the company's internal control over financial reporting. Also, the SEC adopted rules to require registrants to provide the certifications on disclosure controls and on compliance with certain SEC rules and fair presentation mandated by Sections 302 and 906 of the Act, respectively, as exhibits to periodic reports. For the Operating Partnership, the report on internal control over financial reporting is required in the annual report for the year ended December 31, 2004.

         PURCHASE OF CERTAIN EQUITY SECURITIES BY THE ISSUER AND OTHERS. On November 10, 2003, the SEC voted to adopt a rule that provides registrants with a "safe harbor" from manipulation liability when they repurchase their common stock in the market in accordance with the rule's manner, timing, price, and volume conditions. The rule also requires disclosure of all registrant repurchases, whether or not the repurchases are effected under the safe harbor rule. The rule was effective December 17, 2003. The repurchase disclosures required in Form 10-Q and 10-K are required from periods ending after March 15, 2004.

                   FUNDS FROM OPERATIONS AVAILABLE TO PARTNERS

         FFO, as used in this document, means:

               -    Net Income (Loss) - determined in accordance with GAAP;

               - excluding gains (or losses) from sales of depreciable operating property;

               -    excluding extraordinary items (as defined by GAAP);

               -    plus depreciation and amortization of real estate assets;
                    and

               - after adjustments for unconsolidated partnerships and joint ventures.

         The Operating Partnership calculates FFO available to partners in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Partners.

         The National Association of Real Estate Investment Trusts ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO available to partners an appropriate measure of performance for its investment segments. However, FFO available to partners and FFO should not be considered an alternative to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance.

         The Operating Partnership has historically distributed an amount less than FFO available to partners, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to unitholders for the years ended December 31, 2003, 2002 and 2001 were $175.5 million, $176.4 million and $245.1 million, respectively. The Operating Partnership reported FFO available to partners of $212.6 million, $251.6 million and $206.4 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

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

CONSOLIDATED STATEMENTS OF FUNDS FROM OPERATIONS AVAILABLE TO PARTNERS
         (in thousands)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                                  2003                   2002
                                                                                ---------             ---------
Net income                                                                      $  30,568             $ 113,139
Adjustments to reconcile net income to
  funds from operations available to partners before impairment charges related to real estate assets:
Depreciation and amortization of real estate assets                               150,788               136,459
(Gain) loss on property sales, net                                                 (8,919)              (28,102)
Cumulative effect of a change in accounting principle                                  --                10,327
Impairment charges related to real estate assets and
  assets held for sale                                                             37,794                16,894
Adjustment for investments in unconsolidated companies:
    Office Properties                                                               6,254               (10,192)
    Resort/Hotel Properties                                                        (2,544)                  195
    Residential Development Properties                                              3,573                 4,529
    Temperature-Controlled Logistics Properties                                    21,136                23,933
    Other                                                                             206                 6,213
Series A Preferred Unit distributions                                             (18,225)              (16,702)
Series B Preferred Unit distributions                                              (8,075)               (5,047)
                                                                                ---------             ---------
Funds from operations available to partners
    before impairment charges related to real estate assets                     $ 212,556             $ 251,646
Impairment charges related to real estate assets                                  (37,794)              (16,894)
Cumulative effect of a change in accounting principle(2)                               --               (10,327)
                                                                                ---------             ---------
Funds from operations available to partners
    after impairment charges related to real estate assets                      $ 174,762             $ 224,425
                                                                                =========             =========
Investment Segments:
  Office Properties                                                             $ 283,791             $ 333,557
  Resort/Hotel Properties                                                          51,123                56,693
  Residential Development Properties                                               88,127                51,004
  Temperature-Controlled Logistics Properties                                      23,308                21,000
Other:
    Corporate general and administrative                                          (33,300)              (26,435)
    Corporate and other adjustments:
       Interest expense                                                          (172,232)             (179,212)
       Series A Preferred Unit distributions                                      (18,225)              (16,702)
       Series B Preferred Unit distributions                                       (8,075)               (5,047)
       Other(1)                                                                    (1,961)               16,788
                                                                                ---------             ---------
Funds from operations available to partners
    before impairment charges related to real estate assets                     $ 212,556             $ 251,646
Impairment charges related to real estate assets                                  (37,794)              (16,894)
Cumulative effect of a change in accounting principle(2)                               --               (10,327)
                                                                                ---------             ---------
Funds from operations available to partners
    after impairment charges related to real estate assets                      $ 174,762             $ 224,425
                                                                                =========             =========
Basic weighted average units                                                       58,317                63,578
Diluted weighted average units(3)                                                  58,338                63,679

---------------------------
(1) Includes interest and other income, behavioral healthcare property income, preferred return paid to GMACCM in 2002, other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs, income from investment land sales, net, and other expenses.

(2) Due to the adoption of SFAS No. 142 on January 1, 2002, the Operating Partnership recognized a goodwill impairment charge related to the Temperature-Controlled Logistics Properties of approximately $10.2 million.

(3) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                            FOR THE YEARS
                                          ENDED DECEMBER 31,
                                         --------------------
(units in thousands)                      2003          2002
--------------------                     ------        ------
Basic weighted average units:            58,317        63,578
Add: Unit options                            21           101
                                         ------        ------
Diluted weighted average units           58,338        63,679
                                         ======        ======

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

INTEREST RATE RISK

         The Operating Partnership's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable rate debt. The Operating Partnership had total outstanding debt of approximately $2.6 billion at December 31, 2003, of which approximately $378.3 million, or approximately 15%, was unhedged variable rate debt. The variable rate debt is based on an index (LIBOR or Prime plus a credit spread). The weighted average interest rate on such variable rate debt was 5.2% as of December 31, 2003. A 10% increase in the underlying index would cause an increase of 52 basis points to the weighted average interest rate on such variable rate debt which would result in an annual decrease in net income and cash flows of approximately $2.0 million. Conversely, a 10% decrease in the underlying index would cause a decrease of 52 basis points to the weighted average interest rate on such unhedged variable rate debt, which would result in an annual increase in net income and cash flows of approximately $2.0 million based on the unhedged variable rate debt outstanding as of December 31, 2003.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Auditors................................................................      69

Consolidated Balance Sheets at December 31, 2003 and 2002.....................................      70

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001          71

Consolidated Statements of Partners' Capital for the years ended December 31, 2003, 2002
and 2001......................................................................................      72

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 ...      73

Notes to Consolidated Financial Statements....................................................      74

Schedule III Consolidated Real Estate Investments and Accumulated Depreciation ...............     136

The following Combined Financial Statements and Other Financial Information are provided pursuant to Rule 3-09 of Regulation S-X:

      The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties
       Company, L.P., and The Woodlands Operating Company, L.P.

      Report of Independent Auditors............................................................   142

      Combined Balance Sheets at December 31, 2003, and 2002....................................   143

      Combined Statements of Earnings and Comprehensive Income for the years ended
         December 31, 2003, and 2002............................................................   144

      Combined Statements of Changes in Partners' Equity (Deficit) for the years ended
         December 31, 2003, and 2002............................................................   145

      Combined Statements of Cash Flows for the years ended December 31, 2003, and 2002.........   146

      Notes to Combined Financial Statements....................................................   148

      The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties
        Company, L.P., and The Woodlands Operating Company, L.P.

      Combining Balance Sheets at December 31, 2001, and 2000 (unaudited).......................   173

      Combining Statement of Earnings and Comprehensive Income for the years ended
        December 31, 2001, and 2000 (unaudited).................................................   174

      Combining Statements of Changes in Partners' Equity (Deficit) for the years ended
        December 31, 2001, and 2000 (unaudited).................................................   175

      Combining Statements of Cash Flows for the years ended December 31, 2001, and 2000
        (unaudited).............................................................................   176

      Notes to Combining Financial Statements (unaudited).......................................   177

                         REPORT OF INDEPENDENT AUDITORS

To the Sole Director of Crescent Real Estate Equities, Ltd.

We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Limited Partnership and subsidiaries (the "Partnership") as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Real Estate Equities Limited Partnership and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," as of January 1, 2002. As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                         ERNST & YOUNG LLP

Dallas, Texas

February 13, 2004, except
  for paragraph three of
  Note 8, as to which the
  date is March 2, 2004,
  and Note 25, as to which
  the date is March 9, 2004.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                                 DECEMBER 31,
                                                                                        -------------------------------
                                                                                             2003            2002
                                                                                        --------------  ---------------
ASSETS:
Investments in real estate:
 Land                                                                                   $      242,656  $       223,897
 Land improvements, net of accumulated depreciation of $19,270 and $16,720
     at December 31, 2003 and December 31, 2002, respectively                                  105,236           54,804
 Building and improvements, net of accumulated depreciation of $612,732 and
     $639,214 at December 31, 2003 and December 31, 2002, respectively                       2,253,405        2,205,143
 Furniture, fixtures and equipment, net of accumulated depreciation of $44,075 and
    $57,703 at December 31, 2003 and December 31, 2002, respectively                            51,168           50,878
 Land held for investment or development                                                       450,279          447,778
 Properties held for disposition, net                                                           52,519          122,085
                                                                                        --------------  ---------------
    Net investment in real estate                                                            3,155,263        3,104,585

 Cash and cash equivalents                                                                      74,885           75,418
 Restricted cash and cash equivalents                                                          217,329          105,786
 Defeasance investments                                                                          9,620                -
 Accounts receivable, net                                                                       40,455           41,999
 Deferred rent receivable                                                                       62,582           59,869
 Investments in unconsolidated companies                                                       443,974          562,643
 Notes receivable, net                                                                          78,453          115,494
 Income tax asset - current and deferred                                                        17,506           39,709
 Other assets, net                                                                             210,704          179,606
                                                                                        --------------  ---------------
     Total assets                                                                       $    4,310,771  $     4,285,109
                                                                                        ==============  ===============
LIABILITIES:
 Borrowings under Credit Facility                                                       $      239,000  $       164,000
 Notes payable                                                                               2,319,699        2,218,910
 Accounts payable, accrued expenses and other liabilities                                      365,673          373,020
 Current income tax payable                                                                      7,995                -
                                                                                        --------------  ---------------
     Total liabilities                                                                  $    2,932,367  $     2,755,930
                                                                                        --------------  ---------------
COMMITMENTS AND CONTINGENCIES:
MINORITY INTERESTS:                                                                             47,123           43,972

PARTNERS' CAPITAL:
 Series A Convertible Cumulative Preferred Units,
      liquidation preference $25.00 per unit, 10,800,000 units issued and outstanding,
      at December 31, 2003 and December 31, 2002                                               248,160          248,160
 Series B Cumulative Preferred Units,
      liquidation preference $25.00 per unit, 3,400,000 units issued and outstanding,
      at December 31, 2003 and December 31, 2002                                                81,923           81,923
 Units of Partnership Interest, 58,510,500 and 58,484,396 issued and outstanding, at
      December 31, 2003 and December 31, 2002, respectively:
      General partner - outstanding 585,105 and 584,844                                         10,424           12,097

      Limited partners - outstanding 57,925,395 and 57,899,552                               1,004,603        1,170,279
 Accumulated other comprehensive income                                                        (13,829)         (27,252)
                                                                                        --------------  ---------------
         Total partners' capital                                                             1,331,281        1,485,207
                                                                                        --------------  ---------------
         Total liabilities and partners' capital                                         $   4,310,771  $     4,285,109
                                                                                        ==============  ===============

         The accompanying notes are an integral part of these consolidated financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                                      -------------------------------------------
                                                                                          2003            2002           2001
                                                                                      -----------     -----------     -----------
REVENUE:
    Office Property                                                                   $   495,468     $   538,781     $   575,883
    Resort/Hotel Property                                                                 225,562         203,128          45,748
    Residential Development Property                                                      228,214         260,569               -
                                                                                      -----------     -----------     -----------
         Total Property Revenue                                                           949,244       1,002,478         621,631
                                                                                      -----------     -----------     -----------
EXPENSE:
    Office Property real estate taxes                                                      65,220          72,710          79,186
    Office Property operating expenses                                                    170,219         165,870         168,798
    Resort/Hotel Property expense                                                         182,648         157,987               -
    Residential Development Property expense                                              202,162         238,745               -
                                                                                      -----------     -----------     -----------
         Total Property expense                                                           620,249         635,312         247,984
                                                                                      -----------     -----------     -----------
         Income from Property Operations                                                  328,995         367,166         373,647
                                                                                      -----------     -----------     -----------
OTHER INCOME (EXPENSE):
    Income from sale of investment in unconsolidated company, net                          86,186               -               -
    Income from investment land sales, net                                                 13,038          22,591             204
    Gain on joint venture of properties, net                                                  100          18,166           7,577
    Loss on property sales, net                                                                 -            (803)         (3,356)
    Interest and other income                                                               5,737          26,504          66,907
    Corporate general and administrative                                                  (33,300)        (26,435)        (23,116)
    Interest expense                                                                     (172,116)       (179,059)       (182,194)
    Amortization of deferred financing costs                                              (10,925)        (10,178)         (9,327)
    Extinguishment of debt                                                                      -               -         (12,174)
    Depreciation and amortization                                                        (157,204)       (138,604)       (117,988)
    Impairment charges related to real estate assets                                       (8,624)        (13,216)        (25,332)
    Impairment and other charges related to COPI                                                -               -         (92,782)
    Other expenses                                                                         (4,637)        (11,389)              -
    Equity in net income (loss) of unconsolidated companies:
         Office Properties                                                                 10,469          23,431           6,124
         Resort/Hotel Properties                                                            5,760            (115)            -
         Residential Development Properties                                                10,427          39,778          41,014
         Temperature-Controlled Logistics Properties                                        2,172          (2,933)          1,136
         Other                                                                             (4,053)         (6,609)          2,957
                                                                                      -----------     -----------     -----------
    Total other income (expense)                                                         (256,970)       (258,871)       (340,350)
                                                                                      -----------     -----------     -----------
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS
  AND INCOME TAXES                                                                         72,025         108,295          33,297
    Minority interests                                                                       (307)        (11,111)        (19,798)
    Income tax (provision) benefit                                                        (26,325)          4,424               -
                                                                                      -----------     -----------     -----------
INCOME BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE                                                         45,393         101,608          13,499
    Net income from discontinued operations                                                 1,905          14,734          10,507
    Impairment charges related to real estate assets from discontinued operations         (28,864)         (4,678)              -
    Gain on real estate from discontinued operations                                       12,134          11,802               -
    Cumulative effect of a change in accounting principle                                       -         (10,327)              -
                                                                                      -----------     -----------     -----------
NET INCOME                                                                                 30,568         113,139          24,006
    Series A Preferred Unit distributions                                                 (18,225)        (16,702)        (13,501)
    Series B Preferred Unit distributions                                                  (8,075)         (5,047)              -
                                                                                      -----------     -----------     -----------
NET INCOME AVAILABLE TO PARTNERS                                                      $     4,268     $    91,390     $    10,505
                                                                                      ===========     ===========     ===========
BASIC EARNINGS PER UNIT DATA:
    Net income available to partners before discontinued operations and cumulative
       effect of a change in accounting principle                                     $      0.33     $      1.26     $         -
    Net income available to partners from discontinued operations                            0.03            0.23            0.15
    Impairment charges related to real estate assets from discontinued operations           (0.50)          (0.07)              -
    Gain on real estate from discontinued operations                                         0.21            0.18               -
    Cumulative effect of a change in accounting principle                                       -           (0.16)              -
                                                                                      -----------     -----------     -----------
  Net income available to partners - basic                                            $      0.07     $      1.44     $      0.15
                                                                                      ===========     ===========     ===========
DILUTED EARNINGS PER UNIT DATA:
    Net income available to partners before discontinued operations and cumulative
       effect of a change in accounting principle                                     $      0.33     $      1.24     $         -
    Net income available to partners from discontinued operations                            0.03            0.24            0.15
    Impairment charges related to real estate assets from discontinued operations           (0.50)          (0.07)              -
    Gain on real estate from discontinued operations                                         0.21            0.19               -
    Cumulative effect of a change in accounting principle                                       -           (0.16)              -
                                                                                      -----------     -----------     -----------
    Net  income available to partners - diluted                                       $      0.07     $      1.44     $      0.15
                                                                                      ===========     ===========     ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                                                ACCUMULATED
                                                  PREFERRED       GENERAL         LIMITED          OTHER
                                                  PARTNERS'      PARTNERS'       PARTNERS'     COMPREHENSIVE     PARTNERS'
                                                   CAPITAL        CAPITAL         CAPITAL          INCOME         CAPITAL
                                                 -----------    -----------     -----------     -----------     -----------
PARTNERS' CAPITAL, December 31, 2000             $   200,000    $    19,886     $ 1,903,442     $    (6,734)    $ 2,116,594

Contributions                                              -           (121)          9,888               -           9,767
Distributions                                              -         (3,691)       (349,235)              -        (352,926)
Net Income                                                 -            105          10,400               -          10,505
Unrealized Loss Marketable Securities                      -              -               -          (7,522)         (7,522)
Unrealized Net Loss on Cash Flow Hedges                    -              -               -         (17,228)        (17,228)
                                                 -----------    -----------     -----------     -----------     -----------

PARTNERS' CAPITAL, December 31, 2001             $   200,000    $    16,179     $ 1,574,495     $   (31,484)    $ 1,759,190

Issuance of Preferred Units A                         48,160              -               -               -          48,160
Issuance of Preferred Units B                         81,923              -               -               -          81,923
Contributions                                              -             24           2,338               -           2,362
Distributions                                              -         (5,020)       (497,030)              -        (502,050)
Net Income                                                 -            914          90,476               -          91,390
Unrealized Loss on Marketable Securities                   -              -               -            (833)           (833)
Unrealized Net Gain on Cash Flow Hedges                    -              -               -           5,065           5,065
                                                 -----------    -----------     -----------     -----------     -----------

PARTNERS' CAPITAL, December 31, 2002             $   330,083    $    12,097     $ 1,170,279     $   (27,252)    $ 1,485,207

Contributions, net                                         -             25           2,483               -           2,508
Distributions                                              -         (1,753)       (173,523)              -        (175,276)
Deferred Compensation                                      -             12           1,139               -           1,151
Net Income                                                 -             43           4,225               -           4,268
Unrealized Gain on Marketable Securities                   -              -               -           3,761           3,761
Unrealized Net Gain on Cash Flow Hedges                    -              -               -           9,662           9,662
                                                 -----------    -----------     -----------     -----------     -----------

PARTNERS' CAPITAL, December 31, 2003             $   330,083    $    10,424     $ 1,004,603     $   (13,829)    $ 1,331,281
                                                 ===========    ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these consolidated financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                                            -------------------------------------
                                                                                               2003          2002          2001
                                                                                            ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                           $  30,568     $ 113,139     $  24,006
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                              168,129       148,782       127,315
   Residential Development cost of sales                                                      109,405       160,057             -
   Residential Development capital expenditures                                              (130,692)      (91,046)            -
   Impairment charges related to real estate assets from discontinued operations               28,864         4,678
   Gain on real estate from discontinued operations                                           (12,134)      (11,802)            -
   Discontinued operations - depreciation and minority interests                                7,400         7,774         9,035
   Extinguishment of debt                                                                           -             -        12,174
   Impairment charges related to real estate assets                                             8,624        13,216        25,332
   Impairment charges related to COPI                                                               -             -        92,782
   Increase in COPI hotel accounts receivable                                                       -             -       (20,458)
   Income from sale of investment in unconsolidated company, net of tax                       (51,556)            -             -
   Income from investment in land sales, net                                                  (13,038)      (22,591)         (204)
   Gain on joint venture of properties, net                                                      (100)      (18,166)       (7,577)
   Loss on property sales, net                                                                      -           803         3,356
   Minority interests                                                                             307        11,111        19,798
   Cumulative effect of a change in accounting principle                                            -        10,327             -
   Non-cash compensation                                                                            -         1,956           149
   Equity in (earnings) loss from unconsolidated companies:
      Office Properties                                                                       (10,469)      (23,431)       (6,124)
      Resort/Hotel Properties                                                                  (5,760)          115           -
      Residential Development Properties                                                      (10,427)      (39,778)      (41,014)
      Temperature-Controlled Logistics Properties                                              (2,172)        2,933        (1,136)
      Other                                                                                     4,053         6,609        (2,957)
   Distributions received from unconsolidated companies:
      Office Properties                                                                        10,313        25,510         7,344
      Resort/Hotel Properties                                                                       -           325             -
      Residential Development Properties                                                       11,000        34,418        42,710
      Temperature-Controlled Logistics Properties                                               3,500         4,975        11,528
      Other                                                                                     1,187           974         5,013
   Change in assets and liabilities, net of effect of DBL and GDW consolidations/COPI transaction:

      Restricted cash and cash equivalents                                                    (10,574)       (5,357)      (18,759)
      Accounts receivable                                                                       4,414         7,192           829
      Deferred rent receivable                                                                 (2,404)        4,385         3,744
      Income tax -current and deferred, net                                                      (868)      (17,925)            -
      Other assets                                                                             (2,551)        5,771       (27,810)
      Accounts payable, accrued expenses and other liabilities                                (13,420)      (40,263)      (23,213)
                                                                                            ---------     ---------     ---------
      Net cash provided by operating activities                                             $ 121,599     $ 294,691     $ 235,863
                                                                                            ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash impact of DBL and GDW consolidations/COPI transaction                           $  11,574     $  38,226     $       -
   Proceeds from property sales                                                                43,155       121,422       200,389
   Proceeds from sale of investment in unconsolidated company and related property sales      178,667             -             -
   Proceeds from joint venture partner                                                              -       164,067       129,651
   Proceeds from sale of marketable securities                                                      -             -       107,940
   Acquisition of rental properties                                                           (44,732)     (120,206)            -
   Development of investment properties                                                        (6,613)       (2,477)      (13,449)
   Property improvements - Office Properties                                                  (18,023)      (17,241)      (31,226)
   Property improvements - Resort/Hotel Properties                                            (13,574)      (16,745)      (20,751)
   Tenant improvement and leasing costs - Office Properties                                   (77,279)      (49,175)      (51,810)
   Residential Development Properties Investments                                             (42,631)      (28,584)            -
   (Increase) decrease in restricted cash and cash equivalents                               (100,313)       19,071        (2,204)
   Defeasance investments                                                                      (9,620)            -             -
   Return of investment in unconsolidated companies:
        Office Properties                                                                       7,846         3,709           349
        Resort/Hotel Properties                                                                17,973             -             -
        Residential Development Properties                                                      8,528        12,767        19,251
        Temperature-Controlled Logistics Properties                                             3,201             -             -
        Other                                                                                   5,231             -        12,359
   Investment in unconsolidated companies:
        Office Properties                                                                      (7,968)         (449)      (16,360)
        Resort/Hotel Properties                                                                     -        (7,924)            -
        Residential Development Properties                                                     (6,013)      (32,966)      (89,000)
        Temperature-Controlled Logistics Properties                                              (900)       (3,280)      (10,784)
        Other                                                                                  (3,685)       (2,930)      (10,384)
   Decrease in notes receivable                                                                22,557       (19,302)      (10,857)
                                                                                            ---------     ---------     ---------
      Net cash (used in) provided by investing activities                                   $ (32,619)    $  57,983     $ 213,114
                                                                                            ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt financing costs                                                                     $  (9,321)    $  (9,178)    $ (16,061)
   Borrowings under Credit Facility                                                           320,500       433,000       618,000
   Payments under Credit Facility                                                            (245,500)     (552,000)     (335,000)
   Borrowings under UBS Facility                                                                    -             -       105,000
   Payments under UBS Facility                                                                      -             -      (658,452)
   Notes Payable proceeds                                                                     177,958       380,000       393,336
   Notes Payable payments                                                                    (118,852)     (185,415)     (180,685)
   Residential Development Properties note payable borrowings                                  79,834        83,383             -
   Residential Development Properties note payable payments                                   (85,434)     (118,681)            -
   Purchase of GMAC preferred interest                                                              -      (218,423)            -
   Capital distributions - joint venture partner                                               (9,671)       (3,792)       (5,557)
   Capital distributions - joint venture preferred equity                                           -        (6,967)      (19,897)
   Capital contributions to the operating partner                                               1,398         2,425         9,767
   Issuance of preferred units-Series A                                                             -        48,160             -
   Issuance of preferred units-Series B                                                             -        81,923             -
   6 3/4% Series A Preferred Unit distributions                                               (18,225)      (16,702)      (13,501)
   9 1/2% Series B Preferred Unit distributions                                                (8,075)       (5,047)            -
   Distributions from the operating partnership                                              (174,125)     (221,586)     (352,926)
                                                                                            ---------     ---------     ---------
      Net cash used in financing activities                                                 $ (89,513)    $(308,900)    $(455,976)
                                                                                            ---------     ---------     ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            $    (533)    $  43,774     $  (6,999)
CASH AND CASH EQUIVALENTS,
   Beginning of period                                                                         75,418        31,644        38,643
CASH AND CASH EQUIVALENTS,
                                                                                            ---------     ---------     ---------
   End of period                                                                            $  74,885     $  75,418     $  31,644
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

         Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership ("CREELP" and, together with its direct and indirect ownership interests in limited partnerships, corporations and limited liability companies, the "Operating Partnership"), was formed under the terms of a limited partnership agreement dated February 9, 1994. The Operating Partnership is controlled by Crescent Real Estate Equities Company, a Texas real estate investment trust (the "Company" or "Crescent Equities"), through the Company's ownership of all of the outstanding stock of Crescent Real Estate Equities, Ltd., a Delaware corporation ("the General Partner"), which owns a 1% general partner interest in the Operating Partnership. In addition, the Company owns an approximately 84% limited partner interest in the Operating Partnership, with the remaining approximately 15% limited partner interest held by other limited partners.

         All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of December 31, 2003, the Company's approximately 84% limited partner interest has been treated as equivalent, for purposes of this report, to 49,052,048 units and the remaining approximately 15% limited partner interest has been treated as equivalent, for purposes of this report, to 8,873,347 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 585,105 units.

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

         The following table shows, by consolidated entity, the real estate assets that the Operating Partnership owned or had an interest in as of December 31, 2003.

Operating Partnership      Wholly-owned assets - The Avallon IV, Datran Center
                           (two office properties), Houston Center (three office properties and the Houston Center Shops), Hughes
                           Center (two office properties, see Note 4,
                           "Acquisitions," for additional information regarding the ownership of these properties). These properties are included in the Operating Partnership's Office
                           Segment.

                           Non wholly-owned assets, consolidated - 301 Congress Avenue (50% interest), included in the Operating Partnership's Office Segment. Sonoma Mission Inn (80.1% interest), included in the Operating Partnership's Resort/Hotel Segment.

                           Non wholly-owned assets, unconsolidated - Bank One Center (50% interest), Bank One Tower (20% interest), Three Westlake Park (20% interest), Four Westlake Park (20% interest), Miami Center (40% interest), 5 Houston Center (25% interest), BriarLake Plaza (30% interest) and Five Post Oak Park (30% interest). These properties are included in the Operating Partnership Office Segment. The Temperature-Controlled Logistics Properties (40% interest in 87 properties). These properties are included in the Operating Partnership Temperature-Controlled Logistics Segment.

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

Crescent Real Estate       Wholly-owned assets - Albuquerque Plaza, Barton Oaks
Funding II, L.P.           Plaza, Briargate Office and Research Center, Liberty
("Funding II")             Plaza I & II, MacArthur Center I & II, Ptarmigan
                           Place, Stanford Corporate Center, Two Renaissance
                           Square and 12404 Park Central. These properties are included in the Operating Partnership's Office
                           Segment. The Hyatt Regency Albuquerque and the Park
                           Hyatt Beaver Creek Resort & Spa. These properties are included in the Operating Partnership's Resort/Hotel
                           Segment.

Crescent Real Estate       Wholly-owned assets - Greenway Plaza Office
Funding III, IV and V,     Properties (ten Office Properties). These properties
L.P. ("Funding III, IV     are included in the Operating Partnership's Office
and V")(1)                 Segment. Renaissance Houston Hotel, included in the
                           Operating Partnership's Resort/Hotel Segment.

Crescent Real Estate       Wholly-owned asset - Canyon Ranch - Lenox, included
Funding VI, L.P.           in the Operating Partnership's Resort/Hotel Segment.
("Funding VI")

Crescent Real Estate        Wholly-owned asset - One behavioral healthcare
Funding VII, L.P.           property.
("Funding VII")


Crescent Real Estate       Wholly-owned assets - The Addison, Addison Tower,
Funding VIII, L.P.         Austin Centre, The Avallon V, Chancellor Park, Frost
("Funding VIII")           Bank Plaza, Greenway I & IA (two office properties),
                           Greenway II, Johns Manville Plaza, Palisades Central
                           I, Palisades Central II, Stemmons Place, Trammell
                           Crow Center(2), 3333 Lee Parkway, 1800 West Loop
                           South, 5050 Quorum, 44 Cook Street and 55 Madison.
                           These properties are included in the Operating
                           Partnership's Office Segment. The Canyon Ranch -
                           Tucson, Omni Austin Hotel, and Ventana Inn & Spa, all of which are included in the Operating Partnership's
                           Resort/Hotel Segment.

Crescent Real Estate       Wholly-owned assets - Fountain Place and Post Oak
Funding X, L.P.            Central (three Office Properties), all of which are
("Funding X")              included in the Operating Partnership's Office
                           Segment.

Crescent 707 17th          Wholly-owned assets - 707 17th Street, included in
Street, L.L.C              the Operating Partnership's Office Segment, and The
                           Denver Marriott City Center, included in the
                           Operating Partnership's Resort/Hotel Segment.

Crescent Spectrum          Non-wholly-owned assets, consolidated - Spectrum
Center, L.P.               Center (approximately 100% interest), included in the
                           Operating Partnership's Office Segment.

Crescent Colonnade,        Wholly-owned asset - The BAC-Colonnade Building,
L.L.C.                     included in the Operating Partnership's Office
                           Segment.

Mira Vista Development     Non wholly-owned asset, consolidated - Mira Vista
Corp. ("MVDC")             (98% interest), included in the Operating
                           Partnership's Residential Development Segment.

Houston Area Development   Non wholly-owned assets, consolidated - Falcon Point
Corp. ("HADC")             (98% interest), Falcon Landing (98% interest) and
                           Spring Lakes (98% interest). These properties are included in the Operating Partnership's Residential
                           Development Segment.

Desert Mountain            Non wholly-owned assets, consolidated - Desert
Development Corporation    Mountain (93% interest), included in the Operating
("DMDC")                   Partnership's Residential Development Segment.

Crescent Resort            Non wholly-owned assets, consolidated - Eagle Ranch
Development Inc.           (60% interest), Main Street Junction (30% interest),
("CRDI")                   Main Street Station (30% interest), Main Street
                           Station Vacation Club (30% interest), Riverbend (60% interest), Park Place at Riverfront (64% interest),
                           Park Tower at Riverfront (64% interest), Delgany
                           Lofts (64% interest), Promenade Lofts at Riverfront
                           (64% interest), Creekside at Riverfront (64%
                           interest), Cresta (60% interest), Snow Cloud (64% interest), Horizon Pass Lodge (64% interest), Horizon
                           Pass Townhomes (64% interest), One Vendue Range (62% interest), Old Greenwood (71.2% interest), Tahoe
                           Mountain Resorts (57% - 71.2% interests). These properties are included in the Operating
                           Partnership's Residential Development Segment.

                           Non wholly-owned assets, unconsolidated - Blue River Land Company, L.L.C. - Three Peaks (30% interest) and EW Deer Valley, L.L.C. (41.7% interest), included in the Operating Partnership's Residential Development Segment.

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

------------------------
     (1) Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

     (2) The Operating Partnership owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and the building.

         See Note 9, "Investments in Unconsolidated Companies," for a table that lists the Operating Partnership's ownership in significant unconsolidated joint ventures and investments as of December 31, 2003.

         See Note 11, "Notes Payable and Borrowings under Credit Facility," for a list of certain other subsidiaries of the Operating Partnership, all of which are consolidated in the Operating Partnership's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

SEGMENTS

         The assets and operations of the Operating Partnership were divided into four investment segments at December 31, 2003, as follows:

         -        Office Segment;

         -        Resort/Hotel Segment;

         -        Residential Development Segment; and

         -        Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned in whole or in part the following real estate assets (the "Properties") as of December 31, 2003:

         - OFFICE SEGMENT consisted of 72 office properties, (collectively referred to as the "Office Properties"), located in 27 metropolitan submarkets in seven states, with an aggregate of approximately 30.0 million net rentable square feet. Sixty-three of the Office Properties are wholly-owned and nine are owned through joint ventures, one of which is consolidated and eight of which are unconsolidated.

         - RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties"). Eight of the Resort/Hotel Properties are wholly-owned, and one of the luxury and destination fitness resorts and spas is owned through a joint venture that is consolidated.

         - RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of common stock representing interests of 98% to 100% in four residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through partnership arrangements, owned in whole or in part 23 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         - TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in Vornado Crescent Portland Partnership (the "Temperature-Controlled Logistics Partnership") and a 56% non-controlling interest in the Vornado Crescent Carthage and KC Quarry, L.L.C. The Temperature-Controlled Logistics Partnership owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Realty Corporation (the "Temperature-Controlled Logistics Corporation"), a real estate investment trust. As of December 31, 2003, the Temperature-Controlled Logistics Corporation directly or indirectly owned 87 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  approximately 440.7 million cubic feet (17.5 million square feet) of warehouse space. As of December 31, 2003, the Vornado Crescent Carthage and KC Quarry, L.L.C. own two quarries and the related land. The Operating Partnership accounts for its interests in the Temperature-Controlled Logistics Partnership and in the Vornado Crescent Carthage and KC Quarry, L.L.C. as unconsolidated equity entities.

         See Note 3, "Segment Reporting," for a table showing selected financial information for each of these investment segments for the years ended December 31, 2003, 2002 and 2001, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at December 31, 2003 and 2002.

         For purposes of segment reporting as defined in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," and this Annual Report on Form 10-K, the Office Properties, the Resort/Hotel Properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered four separate reportable segments, as described above. However, for purposes of investor communications, the Operating Partnership classifies its luxury and destination fitness resorts and spas and Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to the similar characteristics of targeted customers. This group does not contain the four business-class hotel properties. Instead, for investor communications, the four business-class hotel properties are classified with the Temperature-Controlled Logistics Properties as the Operating Partnership's "Investment Sector."

BASIS OF PRESENTATION

         The accompanying consolidated financial statements of the Operating Partnership include all direct and indirect subsidiary entities. The equity interests in those direct and indirect subsidiaries the Operating Partnership does not own are reflected as minority interests. All significant intercompany balances and transactions have been eliminated.

         Certain amounts in prior period financial statements have been reclassified to conform to the current year presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ADOPTION OF NEW ACCOUNTING STANDARDS

         SFAS NO. 145. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the reporting of gains and losses from early extinguishment of debt be included in the determination of net income unless criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," which allows for extraordinary item classification, are met. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002. The Operating Partnership adopted this Statement for fiscal 2003 and had no impact beyond the classification of costs related to early extinguishments of debt, which were shown in the Operating Partnership's 2001 Consolidated Statements of Operations as an extraordinary item.

         SFAS NO. 149. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Operating Partnership adopted SFAS No. 149 effective July 1, 2003. The adoption of this Statement did not have a material impact on the Operating Partnership's financial condition or its results of operations.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SFAS NO. 150. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer should classify and measure certain financial instruments that have both liability and equity characteristics. Most provisions of this Statement were to be applied to financial instruments entered into or modified after May 31, 2003, and to existing instruments as of the beginning of the first interim financial reporting period after June 15, 2003. On October 29, 2003, the FASB agreed to defer indefinitely the certain provisions of SFAS No. 150 to non-controlling interests in limited life subsidiaries. The Operating Partnership determined that seven of its consolidated partnerships were limited life subsidiaries. The carrying value of the minority interests in these partnerships at December 31, 2003 was $14.6 million, which approximated fair value. The Operating Partnership is in the process of amending the partnership agreements to give the partnerships indefinite lives. The adoption of the remainder of SFAS No. 150 on July 1, 2003, had no impact on the Operating Partnership's financial condition or its results of operations.

         FASB INTERPRETATION 45. In November 2002, the FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), as amended, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and liability-recognition requirements for a guarantor of certain types of debt. The new guidance requires a guarantor to recognize a liability at the inception of a guarantee which is covered by the new requirements whether or not payment is probable, creating the new concept of a "stand-ready" obligation. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See Note 15, "Commitments, Contingencies and Litigation" for disclosure of the Operating Partnership's guarantees at December 31, 2003. The Operating Partnership adopted FIN 45 effective January 1, 2003.

         FASB INTERPRETATION 46. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), as amended, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Under FIN 46, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs for financial periods ending after March 15, 2004, except for Special Purpose Entities which had to be consolidated by December 31, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of another entity such as VIEs. FIN 46 requires VIEs to be consolidated by a company if the company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIEs were established. These disclosure requirements are as follows: (a) the nature, purpose, size, and activities of the VIEs; and, (b) the enterprise's maximum exposure to loss as a result of its involvement with the VIEs. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. Subsequent to January 31, 2003, in connection with the Hughes Center acquisition, the Operating Partnership created a VIE by entering into an exchange agreement with a third party intermediary. This agreement allows the Operating Partnership to pursue favorable tax treatment on the other properties sold by the Operating Partnership within a 180-day period. During the 180-day period, which will end on June 28, 2004, the third party intermediary is the legal owner of the properties, although the Operating Partnership controls the properties,retains all of the economic benefits and risks associated with these properties and indemnifies the third party intermediary and, therefore, the Operating Partnership will fully consolidate these Properties. On the expiration of the 180-day period, the Operating Partnership will take legal ownership of the properties. No other VIEs were created subsequent to January 31, 2003. Due to the adoption of this Interpretation, the Operating Partnership has consolidated GDW LLC, a subsidiary of DMDC, for the year ended December 31, 2003. The Operating Partnership is in the process of analyzing other entities which existed at January 31, 2003, to determine if any qualified as VIEs under FIN 46. The Operating Partnership does not believe there will be a material impact to the Operating Partnership's financial condition or results of operations from the final adoption of FIN 46.

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

         The aggregate value of the tangible assets acquired is measured based on the sum of (i) the value of the property and (ii) the present value of the amortized in-place tenant improvement allowances over the remaining term of each lease. Management's estimates of the value of the property are made using models similar to those used by independent appraisers. Factors considered by management in its analysis include an estimate of carrying costs such as real estate taxes, insurance and other operating expenses and estimates of lost rentals during the expected lease-up period assuming current market conditions. The value of the property is then allocated among building, land, site improvements and equipment. The value of tenant improvements is separately estimated due to the different depreciable lives.

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

         The in-place lease values and customer relationship values are based on management's evaluation of the specific characteristics of each customer's lease and the Operating Partnership's overall relationship with that respective customer. Characteristics considered by management in allocating these values include the nature and extent of the Operating Partnership's existing business relationships with the customer, growth prospects for developing new business with the customer, the customer's credit quality and the expectation of lease renewals, among other factors. The in-place lease value and customer relationship value are both amortized to expense over the initial term of the respective leases and projected renewal periods, but in no event does the amortization period for the intangible assets exceed the remaining depreciable life of the building.

         Should a tenant terminate its lease, the unamortized portion of the above-market or below-market in-place lease value and the customer relationship value and above-market and below-market in-place lease value would be charged to expense.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NET INVESTMENTS IN REAL ESTATE. Real estate, for operating properties, is carried at cost, net of accumulated depreciation. Betterments, major renovations, and certain costs directly related to the acquisition, improvements and leasing of real estate are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

      Buildings and Improvements             5 to 40 years
      Tenant Improvements                    Terms of leases
      Furniture, Fixtures and Equipment      3 to 5 years

         Real Estate also includes land and capitalized project costs associated with the acquisition and the development of land, construction of residential units, amenities and facilities, interest and loan origination costs on land under development, and certain general and administrative expenses to the extent they benefit the development of land. The Operating Partnership capitalizes interest costs as a part of the historical cost of acquiring certain assets that qualify for capitalization under SFAS No. 34, "Capitalization of Interest Cost." The Operating Partnership's assets that qualify for accounting treatment under this pronouncement must require a period of time to prepare for their intended use, such as the Operating Partnership's land development project assets that are intended for sale or lease and constructed as discrete projects. In accordance with the authoritative guidance, the interest cost capitalized by the Operating Partnership is the interest cost recognized on borrowings and other obligations. The amount capitalized is an allocation of the interest cost incurred during the period required to complete the asset. The interest rate for capitalization purposes is based on the rates of the Operating Partnership's outstanding borrowings.

         An impairment loss is recognized on a property by property basis on Properties classified as held for use, when expected undiscounted cash flows are less than the carrying value of the property. In cases where the Operating Partnership does not expect to recover its carrying costs on a Property, the Operating Partnership reduces its carrying costs to fair value, and for Properties held for disposition, the Operating Partnership reduces its carrying costs to the fair value less estimated selling costs. In accordance with SFAS No. 144, the Operating Partnership records assets held for sale at the lower of carrying value or sales price less costs to sell. Depreciation expense is not recognized on Properties classified as held for disposition.

         CONCENTRATION OF REAL ESTATE INVESTMENTS. The Operating Partnership's Office Properties are located primarily in the Dallas and Houston, Texas, metropolitan areas. As of December 31, 2003, the Operating Partnership's Office Properties in Dallas and Houston represented an aggregate of approximately 72% of its office portfolio based on total net rentable square feet. As a result of this geographic concentration, the operations of the Operating Partnership could be adversely affected by a recession or general economic downturn in the areas where these Properties are located.

         CASH AND CASH EQUIVALENTS. The Operating Partnership considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.

         RESTRICTED CASH AND CASH EQUIVALENTS. Restricted cash includes escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, security deposits, ground lease expenditures, capital expenditures and monthly interest carrying costs paid in arrears and capital requirements related to cash flow hedges. At December 31, 2003, approximately $97.2 million was included in "Restricted cash" in the Operating Partnership's Consolidated Balance Sheets for escrow established pursuant to the acquisition of the five Office Properties and seven retail parcels within Hughes Center subsequent to December 31, 2003.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Operating Partnership's accounts receivable balance consists of rents and operating cost recoveries due from customers. The Operating Partnership also maintains an allowance for deferred rent receivables, which arise from the straight-lining of rents as necessary. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our customers, any delinquency in payment, historical trends and current economic conditions. If the Operating Partnership's

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumptions regarding the collectibility of accounts receivable prove incorrect, the Operating Partnership could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in the Operating Partnership's earnings.

         INVESTMENTS IN UNCONSOLIDATED COMPANIES. Investments in unconsolidated joint ventures and companies are accounted for under the equity method because the Operating Partnership does not control these entities. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. The Operating Partnership also recognizes an impairment loss on an investment by investment basis when the fair value experiences a non-temporary decline below the carrying value. See Note 9, "Investment in Unconsolidated Companies."

         Upon the adoption of SFAS No. 142 on January 1, 2002, the Temperature-Controlled Logistics Corporation compared the fair value of Temperature-Controlled Logistics Properties based on discounted cash flows to the carrying value of Temperature-Controlled Logistics Properties and the related goodwill. Based on this test, the fair value did not exceed its carrying value, and the second step of the impairment test was performed to measure the impairment loss. The second step compared the implied fair value of goodwill with the carrying amounts of goodwill which exceeded the fair value on January 1, 2002. As a result, the Operating Partnership recognized a goodwill impairment charge of approximately $10.3 million, due to the initial application of this Statement. This charge was reported as a change in accounting principle and is included in the Operating Partnership's Consolidated Statements of Operations as a "Cumulative effect of a change in accounting principle" for the year ended December 31, 2002.

         OTHER ASSETS. Other assets consist principally of leasing costs, deferred financing costs, intangible assets and marketable securities. Leasing costs are amortized on a straight-line basis during the terms of the respective leases, and unamortized leasing costs are written off upon early termination of lease agreements. Deferred financing costs are amortized on a straight-line basis (when it approximates the effective interest method) over the shorter of the expected lives or the terms of the respective loans. The effective interest method is used to amortize deferred financing costs on loans where the straight-line basis does not approximate the effective interest method, over the terms of the respective loans.

         Intangible assets, which include memberships, trademarks, and net intangible leases created by SFAS No. 141 are amortized and reviewed annually for impairment. Upon the formation of Desert Mountain Properties, L.P. in August 1997, the partnership allocated a portion of the fair value of its assets of Desert Mountain to the remaining club memberships and recorded the amount as an intangible asset.

         Marketable securities are considered either available-for-sale, trading or held-to-maturity, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are marked to market value on a monthly basis. The corresponding unrealized gains and losses are included in accumulated other comprehensive income. When a decline in the fair value of marketable securities is determined to be other than temporary, the cost basis is written down to fair value and the amount of the write-down is included in earnings for the applicable period. A decline in the fair value of a marketable security is deemed non-temporary if its cost basis has exceeded its fair value for a period of six to nine months. Trading securities are marked to market on a monthly basis. The unrealized gains and losses on trading securities are included in earnings. Held-to-maturity securities are carried at amortized cost.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and other liabilities are reasonable estimates of their fair values. The fair value of the Operating Partnership's notes payable is most sensitive to fluctuations in interest rates. Since the Operating Partnership's $0.9 billion in variable rate debt changes with these changes in interest rates, it also approximates the fair market value of the underlying debt. The Operating Partnership reduces the variability in future cash flows by maintaining a sizable portion of its debt with fixed payment characteristics. Although the cash flow to the Operating Partnership does not change, the fair value of the $1.7 billion in fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $1.9 billion as of December 31, 2003. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2003.

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

         To accomplish this objective, the Operating Partnership primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges are entered into to achieve a fixed interest rate on variable rate debt.

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

         As of December 31, 2003, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. The Operating Partnership does not use derivatives for trading or speculative purposes.

         At December 31, 2003, derivatives with a negative fair value of $13.8 million were included in "Accounts payable, accrued expenses and other liabilities." The change in net unrealized gains of $9.7 million in 2003 for derivatives designated as cash flow hedges is separately disclosed in the Consolidated Statements of Partners' Capital.

         Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Operating Partnership's variable rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $18.6 million of net unrealized gains or losses from other comprehensive income to interest expense during 2003. During 2004, the Operating Partnership estimates that an additional $10.1 million of unrealized losses will be reclassified to interest expense.

         GAIN RECOGNITION ON SALE OF REAL ESTATE ASSETS. The Operating Partnership performs evaluations of each real estate sale to determine if full gain recognition is appropriate in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The application of SFAS No. 66 can be complex and requires the Operating Partnership to make assumptions including an assessment of whether the risks and rewards of ownership have been transferred, the extent of the purchaser's investment in the property being sold, whether the Operating Partnership's receivables, if any, related to the sale are collectible and are subject to subordination, and the degree of the Operating Partnership's continuing involvement with the real estate asset after the sale. If full gain recognition is not appropriate, the Operating Partnership accounts for the sale under an appropriate deferral method.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increases. Any differences between the estimated increase amounts are adjusted at year end based upon actual expenses incurred.

         REVENUE RECOGNITION - RESORT/HOTEL PROPERTIES. On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties previously leased to COPI. See Note 23, "COPI." For all of the Resort/Hotel Properties, except the Omni Austin Hotel, the period February 14, 2002 to December 31, 2003, the Operating Partnership recognized revenues for room sales and guest nights and revenues from guest services whenever rooms were occupied and services had been rendered. Lease revenue is recognized for the Omni Austin Hotel.

         Prior to the enactment of the REIT Modernization Act, the Company's status as a REIT for federal income tax purposes prohibited it from acting as lessee for the Resort/Hotel Properties. During 2001, the Operating Partnership leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COPI pursuant to eight separate leases. The Omni Austin Hotel had been leased under a separate lease to HCD Austin Corporation. The leases provided for the payment by the lessee of the Resort/Hotel Property of (i) base rent, with periodic rent increases if applicable, (ii) percentage rent based on a percentage of gross receipts or gross room revenues, as applicable, above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount for certain Resort/Hotel Properties. Base rental income under these leases was recognized on a straight-line basis over the terms of the respective leases. Contingent revenue was recognized when the thresholds upon which it is based had been met.

         REVENUE RECOGNITION - RESIDENTIAL DEVELOPMENT PROPERTIES. The Operating Partnership uses the accrual method to recognize earnings from the sale of Residential Development Properties when a third-party buyer has made an adequate cash down payment and has attained the attributes of ownership. If a sale does not qualify for the accrual method of recognition, deferral methods are used as appropriate including the percentage-of-completion method. In certain cases, when the Operating Partnership receives an inadequate cash down payment and takes a promissory note for the balance of the sales price, revenue recognition is deferred until such time as sufficient cash is received to meet minimum down payment requirements. The cost of residential property sold is defined based on the type of product being purchased. The cost of sales for residential lots is generally determined as a specific percentage of the sales revenues recognized for each Residential Development project. The percentages are based on total estimated development costs and sales revenue for each Residential Development project. These estimates are revised annually and are based on the then-current development strategy and operating assumptions utilizing internally developed projections for product type, revenue and related development costs. The cost of sale for residential units (such as townhomes and condominiums) is determined using the relative sales value method. If the residential unit has been sold prior to the completion of infrastructure cost, and those uncompleted costs are not significant in relation to total costs, the full accrual method is utilized. Under this method, 100% of the revenue is recognized, and a commitment liability is established to reflect the allocated estimated future costs to complete the residential unit. If the Operating Partnership's estimates of costs or the percentage of completion is incorrect, it could result in either an increase or decrease in cost of sales expense or revenue recognized and therefore, an increase or decrease in net income.

         At the Operating Partnership's golf clubs, members are expected to pay an advance initiation fee or refundable deposit upon their acceptance as a member to the club. These initiation fees and deposits vary in amount based on a variety of factors such as the supply and demand for the Operating Partnership's services in each particular market, number of golf courses and breadth of amenities available to the members, and the prestige of having the right to membership of the club. A significant portion of the Operating Partnership's initiation fees are deferred equity memberships which are recorded as deferred revenue when sold and recognized as membership fee revenue on a straight-line basis over the number of months remaining until the turnover date of the club to the members. Refundable deposits relate to the non-equity membership portion of each membership sold which will be refunded upon resignation by the member and upon reissuance of the membership, or at the termination of the membership as provided by the membership agreement. The refundable initiation deposit is not recorded as revenue but rather as a liability due to the refundable nature of the deposit. The deferred revenue and refundable initiation deposits, net of related deferred expenses, are presented in the Operating Partnership's Consolidated Balance Sheets in Accounts payable, accrued expenses, and other liabilities.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         INCOME TAXES. Generally, no provision has been made for federal or state income taxes, because each partner's proportionate share of income or loss from the Operating Partnership will be passed through on such partner's tax return. However, the Operating Partnership has elected to treat certain of its corporate subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS of the Operating Partnership may perform additional services for tenants of the Operating Partnership and generally may engage in any real estate or non-real estate business (except for the operating or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax, state and local taxes.

         USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION. Effective January 1, 2003, the Operating Partnership adopted the fair value expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," on a prospective basis as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which requires that the fair value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the year ended December 31, 2003, the Company and the Operating Partnership granted stock and unit options and the Operating Partnership recognized compensation expense that was not significant to its results of operations. With respect to the Company's stock options and the Operating Partnership's unit options which were granted prior to 2003, the Operating Partnership accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's common shares (doubled for unit options) at the date of grant over the exercise price of the option granted. Compensation cost for stock and unit options, if any, is recognized ratably over the vesting period. During the year ended December 31, 2003, no compensation cost was recognized for grants of stock and unit options made prior to 2003 under the Company's and the Operating Partnership's stock and unit option plans ("the Plans") because the Company's and the Operating Partnership's policy is to grant stock and unit options with an exercise price equal to the quoted closing market price of the Company's common shares (doubled for unit options) on the grant date. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Operating Partnership's net income and earnings per unit would have been reduced to the following pro forma amounts:

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                              --------------------------------
           (in thousands, except per unit amounts)                              2003        2002        2001
------------------------------------------------------------------------      --------    --------    --------
Net income available to partners, as reported                                 $  4,268    $ 91,390    $ 10,505
Add: Stock-based employee compensation expense included in reported net
      income                                                                     1,188          --          --
Deduct: total stock-based employee compensation expense determined under
      fair value based method for all awards                                    (2,916)     (4,318)     (5,141)
                                                                              --------    --------    --------
Pro forma net  income                                                         $  2,540    $ 87,072    $  5,364
Earnings per unit:
Basic - as reported                                                           $   0.07    $   1.44    $   0.15
Basic - pro forma                                                             $   0.04    $   1.37    $   0.08
Diluted - as reported                                                         $   0.07    $   1.44    $   0.15
Diluted - pro forma                                                           $   0.04    $   1.37    $   0.08

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         EARNINGS PER UNIT. SFAS No. 128, "Earnings Per Share" ("EPS"), specifies the computation, presentation and disclosure requirements for earnings per share.

         Basic EPS is computed by dividing net income available to partners by the weighted average number of units outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue units were exercised or converted into units, where such exercise or conversion would result in a lower EPS amount. The Operating Partnership presents both basic and diluted earnings per unit.

         The following table presents a reconciliation for the years ended December 31, 2003, 2002 and 2001 of basic and diluted earnings per unit from "Income before discontinued operations and cumulative effect of a change in accounting principle" to "Net income available to partners." The table also includes weighted average units on a basic and diluted basis.

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------------------
                                                           2003                         2002                         2001
                                              ---------------------------   --------------------------   ---------------------------
                                                           Wtd.     Per                 Wtd.     Per                 Wtd.
                                                Income     Avg.     Unit     Income     Avg.     Unit     Income     Avg.   Per Unit
  (in thousands, except per unit amounts)       (Loss)    Units    Amount    (Loss)    Units    Amount    (Loss)     Units   Amount
-------------------------------------------   ---------------------------   --------------------------   ---------------------------
BASIC EPS -
Income (loss) before discontinued operations
  and cumulative effect of a change in
  accounting principle                        $  45,393   58,317            $101,608   63,578            $ 13,499   67,815
Series A Preferred Unit distributions           (18,225)                     (16,702)                     (13,501)
Series B Preferred Unit distributions            (8,075)                      (5,047)                           -
                                              ---------------------------   --------------------------   ---------------------------
Net income (loss) available to partners
  before discontinued operations
  and cumulative effect of a change in
accounting principle                          $  19,093   58,317   $ 0.33   $ 79,859   63,578   $ 1.26   $     (2)  67,815   $    -
Income from discontinued operations               1,905              0.03     14,734              0.23     10,507              0.15
Impairment charges related to real estate
  assets from discontinued operations           (28,864)            (0.50)    (4,678)            (0.07)         -                 -
Gain on real estate from discontinued
  operations,                                    12,134              0.21     11,802              0.18          -                 -
Cumulative effect of a change in accounting
  principle                                           -                 -    (10,327)            (0.16)         -                 -
                                              ---------------------------   --------------------------   ---------------------------
Net income available to partners              $   4,268   58,317   $ 0.07   $ 91,390   63,578   $ 1.44   $ 10,505   67,815   $ 0.15
                                              ===========================   ==========================   ===========================

                                                           Wtd.     Per                 Wtd.     Per                 Wtd.
                                               Income      Avg.     Unit     Income     Avg.     Unit     Income     Avg.   Per Unit
  (in thousands, except per unit amounts)      (Loss)     Units    Amount    (Loss)    Units    Amount    (Loss)     Units   Amount
-------------------------------------------   ---------------------------   --------------------------   ---------------------------
DILUTED EPS -
Income (loss) before discontinued operations
  and cumulative effect of a change in
  accounting principle                        $  45,393   58,317            $101,608   63,578            $ 13,499   67,815
Series A Preferred Unit distributions           (18,225)                     (16,702)                     (13,501)
Series B Preferred Unit distributions            (8,075)                      (5,047)                           -
Effect of dilutive securities
  Additional units
   Obligation relating to:
   Unit options                                               21                          101                          763
Net income (loss) available to partners
  before discontinued operations and
  cumulative effect of a change in
                                              ---------   ------   ------   --------   ------   ------   --------   ------   ------
  accounting principle                        $  19,093   58,338   $ 0.33   $ 79,859   63,679   $ 1.24   $     (2)  68,578   $    -
Income from discontinued operations               1,905              0.03     14,734              0.24     10,507              0.15
Impairment charges related to real estate
  assets from discontinued operations           (28,864)            (0.50)    (4,678)            (0.07)         -                 -
Gain on real estate from discontinued
  operations                                     12,134              0.21     11,802              0.19          -                 -
Cumulative effect of a change in accounting
  principle                                           -                 -    (10,327)            (0.16)         -                 -
                                              ---------   ------   ------   --------   ------   ------   --------   ------   ------
Net income available to partners              $   4,268   58,338   $ 0.07   $ 91,390   63,679   $ 1.44   $ 10,505   68,578   $ 0.15
                                              =========   ======   ======   ========   ======   ======   ========   ======   ======

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         This table presents supplemental cash flows disclosures for the years ended December 31, 2003, 2002 and 2001.

         SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
           SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                 ------------------------------------------
                          (in thousands)                                         2003            2002           2001
-------------------------------------------------------------------------     -----------    ------------    -----------
Interest paid on debt                                                         $   153,916    $    146,150    $   173,264
Interest capitalized - Office                                                           -             317            813
Interest capitalized - Resort/Hotel                                                    34               -            507
Interest capitalized - Residential Development                                     18,233          16,667              -
Additional interest paid in conjunction with cash flow hedges                      19,278          24,125         11,036
                                                                              -----------    ------------    -----------
Total interest paid                                                           $   191,461    $    187,259    $   185,620
                                                                              ===========    ============    ===========
Net cash (received) paid for income taxes                                     $    (7,215)   $     10,200    $         -
                                                                              ===========    ============    ===========
SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES:

Sale of marketable securities                                                 $         -    $          -    $    (8,118)
Unrealized gain (loss) on marketable securities                                     3,761            (833)           596
Impairment related to an investment in an unconsolidated company                        -          (5,302)             -
Assumption of debt in conjunction with acquisitions of Office Property             48,713               -              -
Unrealized net gain on cash flow hedges                                             9,662           5,065        (17,228)
Acquisition of ownership of certain assets previously owned by Broadband
   Office, Inc.                                                                         -               -          7,200
Non-cash compensation                                                               2,529           1,781            750
Financed sale of land parcel                                                       11,800           7,520              -
Note repayment from SH IX                                                               -         281,107              -

SUPPLEMENTAL SCHEDULE OF  2003 CONSOLIDATIONS OF DBL, MVDC, HADC AND GDW
   AND THE 2002 TRANSFER OF ASSETS AND ASSUMPTION OF LIABILITIES PURSUANT
   TO THE FEBRUARY 14, 2002 AGREEMENT WITH COPI:

Net investment in real estate                                                 $   (40,178)   $   (570,175)
Restricted cash and cash equivalents                                                    -          (3,968)
Accounts receivable, net                                                           (3,067)        (23,338)
Investments in unconsolidated companies                                            33,123         309,103
Notes receivable, net                                                                 (25)         29,816
Income tax asset - current and deferred, net                                       (3,564)        (21,784)
Other assets, net                                                                    (820)        (63,263)
Notes payable                                                                         312         129,157
Accounts payable, accrued expenses and other liabilities                           14,047         201,159
Minority interest - consolidated real estate partnerships                          11,746          51,519
                                                                              -----------    ------------    -----------
Increase in cash resulting from consolidation of DBL, MVDC, HADC,
   GDW and from COPI agreement                                                $    11,574    $     38,226    $       N/A
                                                                              ===========    ============    ===========

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

               -    Net Income (Loss) - determined in accordance with GAAP;

               - excluding gains (losses) from sales of depreciable operating property;

               -    excluding extraordinary items (as defined by GAAP);

               -    plus depreciation and amortization of real estate assets;
                    and

               - after adjustments for unconsolidated partnerships and joint ventures.

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

         The Operating Partnership's measure of FFO available to partners may not be comparable to similarly titled measures of operating partnerships of REITs (other then the Company), if those REITs apply the definition of FFO in a different manner than the Operating Partnership.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Selected financial information related to each segment for the years ended December 31, 2003, 2002 and 2001, and total assets, consolidated property level financing, consolidated other liabilities, and minority interest for each of the segments at December 31, 2003, and 2002, are presented below:

       SELECTED FINANCIAL INFORMATION:

                                                                        FOR THE YEAR ENDED DECEMBER 31, 2003
                                                 ----------------------------------------------------------------------------------
                                                                                           TEMPERATURE-
                                                                             RESIDENTIAL    CONTROLLED
                                                   OFFICE     RESORT/HOTEL   DEVELOPMENT    LOGISTICS     CORPORATE
 (in thousands)                                  SEGMENT(1)     SEGMENT      SEGMENT(2)      SEGMENT      AND OTHER         TOTAL
----------------------------------------------   ---------    ------------   ----------    ------------   ----------      ---------
Total Property revenue                           $ 495,468    $   225,562    $  228,214    $        --    $       --      $ 949,244
Total Property expense                            (235,439)      (182,648)     (202,162)            --            --       (620,249)
                                                 ---------    -----------    ----------    -----------    ----------      ---------
   Income from Property Operations               $ 260,029    $    42,914    $   26,052    $        --    $       --      $ 328,995
Total other income (expense)                      (109,030)       (18,890)       87,582          2,172      (218,804)(3)   (256,970)
Minority interests and income taxes                   (344)         6,009       (34,583)            --         2,286        (26,632)
Discontinued operations - income, gain on real
   estate and impairment charges related to
   real estate assets                              (10,194)            --            --             --        (4,631)       (14,825)
                                                 ---------    -----------    ----------    -----------    ----------      ---------
   Net income (loss)                             $ 140,461    $    30,033    $   79,051    $     2,172    $ (221,149)     $  30,568
                                                 ---------    -----------    ----------    -----------    ----------      ---------
Depreciation and amortization of real estate
   assets                                        $ 122,358    $    23,634    $    4,820    $        --    $      (24)     $ 150,788
(Gain) loss on property sales, net                  (9,382)            --            --             --           463         (8,919)
Impairment charges related to real estate
  assets                                            24,100             --           683             --        13,011         37,794
Adjustments for investment in unconsolidated
companies                                            6,254         (2,544)        3,573         21,136           206         28,625
Series A Preferred unit distributions                   --             --            --             --       (18,225)       (18,225)
Series B Preferred unit distributions                   --             --            --             --        (8,075)        (8,075)
                                                 ---------    -----------    ----------    -----------    ----------      ---------
Adjustments to reconcile net income (loss) to
   funds from operations available to partners   $ 143,330    $    21,090    $    9,076    $    21,136    $  (12,644)     $ 181,988
                                                 ---------    -----------    ----------    -----------    ----------      ---------
Funds from operations available to partners
    before impairment charges related to real
    estate assets                                $ 283,791    $    51,123    $   88,127    $    23,308    $ (233,793)     $ 212,556
Impairment charges related to real estate
  assets                                           (24,100)            --          (683)            --       (13,011)       (37,794)
                                                 ---------    -----------    ----------    -----------    ----------      ---------
Funds from operations available to partners
    after impairment charges related to real
    estate assets                                $ 259,691    $    51,123    $   87,444    $    23,308    $ (246,804)     $ 174,762
                                                 =========    ===========    ==========    ===========    ==========      =========

See footnotes to the following table.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SELECTED FINANCIAL INFORMATION:

                                                                       FOR THE YEAR ENDED DECEMBER 31, 2002
                                                -----------------------------------------------------------------------------------
                                                                                          TEMPERATURE-
                                                                            RESIDENTIAL    CONTROLLED
                                                  OFFICE     RESORT/HOTEL   DEVELOPMENT    LOGISTICS      CORPORATE
              (in thousands)                    SEGMENT(1)     SEGMENT      SEGMENT(2)      SEGMENT       AND OTHER        TOTAL
----------------------------------------------  ----------   ------------   ----------    ------------   ----------      ----------
Total Property revenue                          $ 538,781    $   203,128    $  260,569    $        --    $       --      $1,002,478
Total Property expense                           (238,580)      (157,987)     (238,745)            --            --        (635,312)
                                                ---------    -----------    ----------    -----------    ----------      ----------
   Income from Property Operations              $ 300,201    $    45,141    $   21,824    $        --    $       --      $  367,166

Total other income (expense)                      (60,489)       (28,449)       32,081         (2,933)     (199,081)(3)    (258,871)
Minority interests and income taxes                  (911)        12,110       (12,372)            --        (5,514)         (6,687)
Discontinued operations - income, gain on real
   estate and impairment charges related to
   real estate assets                              25,765             --          (507)            --        (3,400)         21,858
Cumulative effect of a change in accounting
principle                                              --             --            --        (10,327)           --         (10,327)
                                                ---------    -----------    ----------    -----------    ----------      ----------
   Net income (loss)                            $ 264,566    $    28,802    $   41,026    $   (13,260)   $ (207,995)     $  113,139
                                                ---------    -----------    ----------    -----------    ----------      ----------
Depreciation and amortization of real estate
  assets                                        $ 110,642    $    21,816    $    4,001    $        --    $       --      $  136,459
(Gain) loss on property sales, net                (31,459)         3,311            --             --            46         (28,102)
Cumulative effect of a change in accounting
principle                                              --             --            --         10,327            --          10,327
Impairment charges related to real estate
  assets                                               --          2,569         1,448             --        12,877          16,894
Adjustments for investment in unconsolidated
  companies                                       (10,192)           195         4,529         23,933         6,213          24,678
Series A Preferred unit distributions                  --             --            --             --       (16,702)        (16,702)
Series B Preferred unit distributions                  --             --            --             --        (5,047)         (5,047)
                                                ---------    -----------    ----------    -----------    ----------      ----------
Adjustments to reconcile net income (loss) to
   funds from operations available to partners  $  68,991    $    27,891    $    9,978    $    34,260    $   (2,613)     $  138,507
                                                ---------    -----------    ----------    -----------    ----------      ----------
Funds from operations available to partners
    before impairment charges related to real
    estate assets                               $ 333,557    $    56,693    $   51,004    $    21,000    $ (210,608)     $  251,646
Impairment charges related to real estate
  assets                                               --         (2,569)       (1,448)            --       (12,877)        (16,894)
Cumulative effect of a change in accounting
principle                                              --             --            --        (10,327)           --         (10,327)
                                                ---------    -----------    ----------    -----------    ----------      ----------

Funds from operations available to partners
    after impairment charges related to real
    estate assets                               $ 333,557    $    54,124    $   49,556    $    10,673    $ (223,485)     $  224,425
                                                =========    ===========    ==========    ===========    ==========      ==========

See footnotes to the following table.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SELECTED FINANCIAL INFORMATION:

                                                                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                                ---------------------------------------------------------------------------------
                                                                                         TEMPERATURE-
                                                                           RESIDENTIAL    CONTROLLED
                                                  OFFICE    RESORT/HOTEL   DEVELOPMENT    LOGISTICS      CORPORATE
              (in thousands)                    SEGMENT(1)    SEGMENT       SEGMENT(2)     SEGMENT       AND OTHER        TOTAL
----------------------------------------------  ---------   ------------   -----------   ------------   ----------      ---------
Total Property revenue                          $ 575,883   $     45,748   $         -   $          -   $        -      $ 621,631
Total Property expense                           (247,984)             -             -              -            -       (247,984)
                                                ---------   ------------   -----------   ------------   ----------      ---------
   Income from Property Operations              $ 327,899   $     45,748   $         -   $          -   $        -      $ 373,647

Total other income (expense)                      (86,995)       (17,667)       41,014          1,136     (277,838)(3)   (340,350)
Minority interests                                   (781)             -             -              -      (19,017)       (19,798)
Discontinued operations  - income, gain on
   real estate and impairment charges related
   to real estate assets                           10,507              -             -              -            -         10,507
                                                ---------   ------------   -----------   ------------   ----------      ---------
   Net income (loss)                            $ 250,630   $     28,081   $    41,014   $      1,136   $ (296,855)     $  24,006
                                                ---------   ------------   -----------   ------------   ----------      ---------
Depreciation and amortization of real estate
  assets                                        $ 104,366   $     17,667   $         -   $          -   $        -      $ 122,033
(Gain) loss on property sales, net                 (2,835)             -             -              -            -         (2,835)
Impairment charges related to real estate
  assets                                                -              -             -              -       21,705         21,705
Extinguishment of debt                                  -              -             -              -       12,174         12,174
Adjustments for investment in unconsolidated
  companies                                         6,955              -        13,037         22,671          144         42,807
Series A Preferred unit distributions                   -              -             -              -      (13,501)       (13,501)
                                                ---------   ------------   -----------   ------------   ----------      ---------
Adjustments to reconcile net income (loss) to
   funds from operations available to partners  $ 108,486   $     17,667   $    13,037   $     22,671   $   20,522      $ 182,383
                                                ---------   ------------   -----------   ------------   ----------      ---------
Funds from operations available to partners
    before impairment charges related to real
    estate assets                               $ 359,116   $     45,748   $    54,051   $     23,807   $ (276,333)     $ 206,389
Impairment charges related to real estate
  assets                                                -              -             -              -      (21,705)       (21,705)
                                                ---------   ------------   -----------   ------------   ----------      ---------
Funds from operations available to partners
    after impairment charges related to real
    estate assets                               $ 359,116   $     45,748   $    54,051   $     23,807   $ (298,038)     $ 184,684
                                                =========   ============   ===========   ============   ==========      =========

See footnotes to the following table.

                                                                                         TEMPERATURE-
                                                                           RESIDENTIAL    CONTROLLED    CORPORATE
                                                 OFFICE     RESORT/HOTEL   DEVELOPMENT    LOGISTICS        AND
          (IN MILLIONS)                         SEGMENT       SEGMENT     SEGMENT(2)(4)    SEGMENT        OTHER          TOTAL
                                                --------    ------------  -------------  ------------   ---------       -------
TOTAL ASSETS BY SEGMENT: (5)
   Balance at December 31, 2003                 $ 2,683 (6) $       469    $      753    $        301   $    105        $ 4,311
   Balance at December 31, 2002                   2,624             492           770             305         94          4,285
CONSOLIDATED PROPERTY LEVEL FINANCING:
   Balance at December 31, 2003                 $(1,459)    $      (138)   $      (87)   $          -   $   (875)(7)    $(2,559)
   Balance at December 31, 2002                  (1,371)           (130)          (93)              -       (789)(7)     (2,383)
CONSOLIDATED OTHER LIABILITIES:
   Balance at December 31, 2003                 $  (124)    $       (29)   $     (112)   $          -   $   (109)       $  (374)
   Balance at December 31, 2002                    (135)            (44)         (125)              -        (69)          (373)
MINORITY INTERESTS:
   Balance at December 31, 2003                 $    (9)    $        (7)   $      (31)   $          -   $       -       $   (47)
   Balance at December 31, 2002                     (11)             (8)          (25)              -           -           (44)

----------------------

(1) Includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $9.3 million, $16.7 million, and $8.6 million for the years ended December 31, 2003, 2002, and 2001 respectively.

(2) The Operating Partnership sold its interest in The Woodlands Land Development Company, L.P. on December 31, 2003.

(3) For purposes of the Note, Corporate and Other includes the total of: income from investment land sales, net, interest and other income, corporate general and administrative expense, interest expense, amortization of deferred financing costs, preferred return paid to GMAC Commercial Mortgage Corporate ("GMACCM") for 2002, impairment and other charges related to COPI of $92.8 million for 2001, and other expenses.

(4) The Operating Partnership's net book value for the Residential Segment includes total assets, consolidated property level financing, consolidated other liabilities and minority interest, totaling $523 million for the year ended December 31, 2003. The primary components of net book value are $345 million for CRDI, consisting of Tahoe Mountain Resort properties of $154 million and Colorado properties of $191 million, $137 million for Desert Mountain and $41 million for other land development properties.

(5) Total assets by segment are inclusive of investments in unconsolidated companies.

(6) Land held for investment or development related to the Office Segment is $72.7 million.

(7) Inclusive of corporate bonds, credit facility, capital leases and, for 2003, a defeased loan.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS

OFFICE SEGMENT

         On August 26, 2003, the Operating Partnership acquired The Colonnade, an 11-story, 216,000 square foot Class A office tower, located in the Coral Gables submarket in Miami, Florida. The Operating Partnership acquired the Office Property for approximately $51.4 million, funded by the Operating Partnership's assumption of a $38.0 million loan from Bank of America and a draw on the Operating Partnership's credit facility. This Office Property is wholly-owned and included in the Operating Partnership's Office Segment.

         In November 2003, the Operating Partnership entered into a contract to purchase from the Rouse Company its investment in the Hughes Center office portfolio in Las Vegas, Nevada. Hughes Center contains seven Class A office properties and nine retail parcels. The total purchase price for the seven Office Properties and the nine retail parcels purchased by the Operating Partnership in December 2003 and February 2004 was approximately $214.2 million, $119.2 million in cash and the remaining $95.0 million in assumed debt.

         On December 31, 2003, the Operating Partnership acquired two of the Class A Office Properties and two of the retail parcels located within Hughes Center, for approximately $38.9 million, funded by the Operating Partnership's assumption of a $9.6 million mortgage loan from The Northwestern Mutual Life Insurance Company and by a portion of the proceeds from the sale of the Operating Partnership's interests in The Woodlands. See Note 6, "Other Dispositions," for information on the sale of these interests. These Office Properties and retail parcels are wholly-owned and included in the Office Segment.

         Subsequent to December 31, 2003, the Operating Partnership acquired an additional five Class A Office Properties and seven retail parcels located within Hughes Center. One of these Office Properties is owned through a joint venture in which the Operating Partnership owns a 67% interest. The remaining four Office Properties are wholly-owned by the Operating Partnership. The Operating Partnership acquired these five Office Properties and seven retail parcels for approximately $175.3 million, funded by the Operating Partnership's assumption of approximately $85.4 million mortgage loans and by a portion of the proceeds from the sale of the Operating Partnership's interests in The Woodlands.

         In connection with the Hughes Center acquisition, the Operating Partnership entered into an exchange agreement with a third party intermediary for six of the Office Properties and the nine retail parcels. This agreement is for a maximum term of 180 days and allows the Operating Partnership to pursue favorable tax treatment on other properties sold by the Operating Partnership within this period. During the 180-day period, which will end on June 28, 2004, the third party intermediary is the legal owner of the properties, although the Operating Partnership controls the properties, retains all of the economic benefits and risks associated with these properties and indemnifies the third party intermediary and, therefore, the Operating Partnership will fully consolidate these Properties. On the expiration of the 180-day period, the Operating Partnership will take legal ownership of the properties.

         On August 29, 2002, the Operating Partnership acquired Johns Manville Plaza, a 29-story, 675,000 square foot Class A office building located in Denver, Colorado. The Operating Partnership acquired this Office Property for approximately $91.2 million, funded by a draw on the Operating Partnership's credit facility. This Office Property is wholly-owned and included in the Operating Partnership's Office Segment.

         On November 26, 2002, the Operating Partnership purchased Duddlesten Ventures-I, Ltd.'s 20% interest in the Crescent Duddlesten Hotel Partnership for $11.1 million, funded by a draw on the Operating Partnership's credit facility, and increasing the Operating Partnership's ownership percentage from 80% to 100%. This partnership owned 3.79 acres of undeveloped land in downtown Houston, and therefore the Operating Partnership recorded the $11.1 million as an increase to land. See Note 6, "Other Dispositions," for information regarding the December 31, 2002 sale of approximately 2.32 acres of this undeveloped land near the Houston Convention Center, included in 5.5 acres sold on December 31, 2002. The remaining 1.47 acres in downtown Houston are wholly-owned and included in the Operating Partnership's Office Segment.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESIDENTIAL DEVELOPMENT SEGMENT

         On August 14, 2003, CRDI, a consolidated subsidiary of the Operating Partnership, completed the purchase of a tract of undeveloped land in Eagle County, Colorado, for approximately $15.5 million, funded by a draw on the Operating Partnership's credit facility.

5. DISCONTINUED OPERATIONS

         In August 2001, the FASB issued SFAS No. 144 which requires that the results of operations of assets sold or held for sale, including any gains or losses recognized, be disclosed separately in the Operating Partnership's Consolidated Statements of Operations. The Operating Partnership adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, the results of operations of assets sold or held for sale have been presented as "Income from discontinued operations," gain or loss on the assets sold or held for sale have been presented as "Gain on real estate from discontinued operations" and impairments on the assets sold or held for sale have been presented as "Impairment charges related to real estate assets from discontinued operations" in the accompanying Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002.

ASSETS SOLD

OFFICE SEGMENT

         The following table presents the dispositions of consolidated Office Properties for the years ended December 31, 2003 and 2002, including the Property sold, location of the Property, net proceeds received, and net gain
(loss) on sale.

(dollars in millions)

                                                                                                      OPERATING
                                                                                  OPERATING         PARTNERSHIP'S
                                                                                PARTNERSHIP'S            NET
                                                                                     NET                GAIN
       DATE                      PROPERTY                     LOCATION             PROCEEDS            (LOSS)
------------------     ------------------------------     ----------------      -------------       -------------
2003
December 15, 2003      Las Colinas Plaza                  Dallas, Texas         $        20.6       $        14.5
December 31, 2003      Woodlands Office Properties(1)     Houston, Texas                 15.0                (2.3)
2002
January 18, 2002       Cedar Springs Plaza                Dallas, Texas                  12.0                 4.5
May 29, 2002           Woodlands Office Properties(2)     Houston, Texas                  3.2                 1.9
August 1, 2002         6225 North 24th Street             Phoenix, Arizona                8.8                 1.3
September 20, 2002     Reverchon Plaza                    Dallas, Texas                  29.2                 0.5
December 31, 2002      Woodlands Office Properties(2)     Houston, Texas                  4.8(3)              3.6

-----------------------
(1) The sale included the Operating Partnership's four remaining Office Properties in The Woodlands. These properties were held through Woodlands Office Equities - '95 Limited Partnership ("WOE"), which was owned 75% by the Operating Partnership and 25% by the Woodlands Commercial Properties Company, L.P.

(2)  This sale included two Office Properties held through WOE.

(3) This sale also generated a note receivable in the amount of $10.6 million. The interest rate on the note was 7.5% and all principal and accrued interest was received on February 19, 2003.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESIDENTIAL DEVELOPMENT SEGMENT

         On December 31, 2002, CRDI, a consolidated subsidiary of the Operating Partnership, completed the sale of its 50% interest in two Colorado transportation companies, EWRT I and EWRT II, to an affiliate of CRDI business partners for $7.0 million, consisting of $1.4 million in cash and a $5.6 million note receivable. The note bears interest at 9.0%, with principal and interest payments due annually beginning December 31, 2004 and a maturity date of December 31, 2008. The Operating Partnership recognized a $1.4 million gain, after tax, related to the sale of these companies.

BEHAVIORAL HEALTHCARE PROPERTIES

         See Note 24, "Behavioral Healthcare Properties," for information on the dispositions of these properties.

ASSETS HELD FOR SALE

         As of December 31, 2003, three Office Properties were classified as held for sale in accordance with SFAS No. 144. Each Property is currently being marketed for sale and the Operating Partnership anticipates the Properties will be sold in 2004.

         As of December 31, 2003, the 1800 West Loop South Office Property located in the West Loop/Galleria submarket in Houston, Texas, was held for sale. During the year ended December 31, 2003, the Operating Partnership recognized an approximately $16.4 million impairment charge on the 1800 West Loop South Office Property.

         In addition, the Liberty Plaza Office Property located in the Quorum/Bent Tree submarket in Dallas, Texas, was held for sale as of December 31, 2003. During the fourth quarter of 2003, the Operating Partnership recognized an approximately $4.3 million impairment charge on the Liberty Plaza Office Property.

         The 12404 Park Central Office Property located in the LBJ Freeway submarket in Dallas, Texas, was also held for sale as of December 31, 2003. During the year ended December 31, 2003, the Operating Partnership recognized an approximately $3.4 million impairment charge on the 12404 Park Central Office Property.

SUMMARY OF ASSETS HELD FOR SALE

         The following table indicates the major classes of assets of the Properties held for sale as of December 31, 2003, and December 31, 2002.

        (in thousands)                           2003(1)               2002(2)
--------------------------------------------------------------------------------
Land                                          $      8,224           $    24,151
Buildings and improvements                          55,625               119,881
Furniture, fixture and equipment                       149                 1,713
Accumulated depreciation                           (13,540)              (29,409)
Other assets, net                                    2,061                 5,749
                                              ------------           -----------
Net investment in real estate                 $     52,519           $   122,085
                                              ============           ===========

-----------------------------
(1)  Includes three Office Properties and one behavioral healthcare property.

(2)  Includes five Office Properties and seven behavioral healthcare properties.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following tables present rental revenues, operating and other expenses, depreciation and amortization, net income, gain on sale of properties, and impairments of real estate for years ended December 31, 2003, 2002, and 2001, for properties included in discontinued operations.

        (in thousands)                     2003          2002            2001
-------------------------------------------------------------------------------
Total revenues                           $  17,323    $   46,990      $  35,656
Operating and other expenses                (8,183)      (25,315)       (16,980)
Depreciation and amortization               (7,235)       (6,941)        (8,169)
                                         --------------------------------------
Income from discontinued operations      $   1,905    $   14,734      $  10,507
                                         ======================================

                (in thousands)                                                    2003         2002       2001
--------------------------------------------------------------------------------------------------------------
Gain on real estate from discontinued operations                                $  12,134    $ 11,802     $  -
                                                                                ==============================

                        (in thousands)                                            2003         2002       2001
--------------------------------------------------------------------------------------------------------------
Impairment charges related to real estate assets from discontinued operations   $ (28,864)   $ (4,678)    $  -
                                                                                ==============================

6. OTHER DISPOSITIONS

         The gains and losses for consolidated asset dispositions during the years ended December 31, 2003, 2002 and 2001, listed below in this Note did not meet the criteria which would require reporting under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the related gains and losses from these consolidated asset dispositions are included in the Operating Partnership's Consolidated Statements of Operations as "Loss on property sales, net."

         The gains and losses for all unconsolidated asset dispositions result in an increase or decrease in the "Equity in net income (loss) of unconsolidated companies," which is reflected in the Operating Partnership's Consolidated Statements of Operations.

           The following table presents the dispositions of consolidated Office Properties for the year ended December 31, 2001, including the property sold, location of the property, net proceeds received, and net gain (loss) on sale.

(dollars in millions)

                                                                                                     NET
                                                                                       NET          GAIN
       DATE                         PROPERTY                        LOCATION        PROCEEDS       (LOSS)
------------------   ---------------------------------------    ----------------    --------       -------
September 18, 2001   Washington Harbour Office Properties(1)    Washington, D.C.    $  153.0       $ (9.9)
September 28, 2001   Woodlands Office Properties(1) (2)         Houston, Texas           9.9          3.0
December 20, 2001    Woodlands Office Property(2)               Houston, Texas           1.8          1.5

----------------------
(1)  This sale included two Office Properties.

(2)  These Office Properties were held through WOE.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OFFICE SEGMENT - UNDEVELOPED LAND - CONSOLIDATED

         The following table presents the significant dispositions of undeveloped land for the years end December 31, 2003, 2002 and 2001 including location of the land, the acreage, net proceeds received, and net gain on sale included in Income from investment land sales, net in the Consolidated Statements of Operations.

(dollars in millions)

                                                                                        NET
                                                                 NET                    GAIN
       DATE                 LOCATION         ACREAGE           PROCEEDS                (LOSS)
--------------------    ----------------     -------           --------               --------
2003
April 24, 2003          Dallas, Texas          0.5             $    0.3               $    0.3
May 15, 2003            Coppell, Texas        24.8                  3.0                    1.1
June 27, 2003(1)        Houston, Texas         3.5                  2.1 (1)                8.9
September 30, 2003      Houston, Texas         3.1                  5.3                    2.4
2002
September 30, 2002      Washington, D.C.       1.4                 15.1                   (0.9)
December 31, 2002(2)    Houston, Texas         5.5                 33.1                   15.1
December 31, 2002       Houston, Texas         3.1                  5.2                    2.0

------------------------
(1) This sale also generated a note receivable in the amount of $11.8 million, with annual installments of principal and interest payments beginning June 27, 2004, through maturity on June 27, 2010. The principal payment amounts are calculated based upon a 20-year amortization and the interest rate is 4% for the first two years and thereafter the prime rate, as defined in the note, through maturity.

(2) Under the terms of the purchase and sale contract, the purchaser has options to purchase two additional parcels of undeveloped land from the Operating Partnership. The first parcel is comprised of approximately 3.47 acres and has a purchase option closing deadline of June 2005. Under the terms of the contract, the Operating Partnership will lease this parcel to the purchaser from December 2002 through June 2005. The purchase option closing deadline for the second parcel of approximately 1.59 acres is June 2007.

OFFICE SEGMENT - UNCONSOLIDATED

         During the year ended December 31, 2002, The Woodlands Commercial Properties Company, L.P. ("Woodlands CPC") sold three office properties and its 50% interest in one industrial property located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $12.1 million, of which the Operating Partnership's portion was approximately $6.4 million. The sales generated a net gain of approximately $13.5 million, of which the Operating Partnership's portion was approximately $7.1 million. The proceeds were used primarily to pay down the Operating Partnership's credit facility.

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

         During the year ended December 31, 2001, the Woodlands Land Development Company, L.P. ("WLDC") sold two office properties and one retail property located within the Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $41.8 million, of which the Operating Partnership's portion was approximately $19.7 million. The sale generated a gain of $13.3 million, of which the Operating Partnership's portion was $3.8 million. The proceeds were used primarily to pay down the Operating Partnership's credit facility.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESORT/HOTEL SEGMENT - UNDEVELOPED LAND - CONSOLIDATED

         On September 30, 2002, the Operating Partnership completed the sale of 30 acres of land adjacent to the Operating Partnership's Canyon Ranch - Tucson Resort/Hotel Property, located in Tucson, Arizona, to an affiliate of the third party management company of the Operating Partnership's Canyon Ranch Resort/Hotel Properties. The sales price of the land was approximately $9.4 million, for which the Operating Partnership received $1.9 million of cash proceeds and a promissory note in the amount of $7.5 million with an interest rate at 6.5%, payable quarterly and maturing on October 1, 2007. The note receivable balance at December 31, 2003 was approximately $5.6 million. The Operating Partnership recognized a net gain of approximately $5.5 million included in income from investment land sales, net in the Consolidated Statements of Operations for 2002. The net cash proceeds from the sale of the land were used to pay down the Operating Partnership's credit facility. This land was wholly-owned by the Operating Partnership. The Operating Partnership has committed to fund a $2.4 million construction loan to the purchaser, which will be secured by 9 developed lots and a $0.4 million letter of credit. The Operating Partnership had not funded any of the $2.4 million commitment as of December 31, 2003.

RESIDENTIAL DEVELOPMENT SEGMENT - UNCONSOLIDATED

         On December 31, 2003, the Operating Partnership sold all of its interests in The Woodlands, Texas, to a subsidiary of the Rouse Operating Partnership. The interests sold by the Operating Partnership consist of:

    - a 52.5% economic interest, including a 10% earned promotional interest in the partnership through which the Operating Partnership owned its interest in The Woodlands residential development property, and a promissory note due in 2007 in the original principal amount of $10.6 million from WLDC;

    - a 75% interest in Woodlands Office Equities - '95 Limited Partnership, the partnership through which the Operating Partnership owned its interests in four office properties located in The Woodlands;

    - a 52.5% economic interest, including a 10% earned promotional interest, in Woodlands CPC; and

    - a 52.5% economic interest, including a 10% earned promotional interest, in The Woodlands Operating Company, L.P.

         Total consideration to the Operating Partnership for the sale of its interests in The Woodlands was $387.0 million, approximately $202.8 million in cash and approximately $184.2 million in assumption of debt by the purchaser. The Operating Partnership received approximately $18.0 million of the $202.8 million cash component prior to closing in the form of partnership distributions net of working capital adjustments. The debt represents 52.5% of the debt of the unconsolidated partnerships through which the Operating Partnership owned its interests in The Woodlands. The sale resulted in a net gain of approximately $83.9 million, $49.2 million net of tax, to the Operating Partnership. The Operating Partnership allocated $15.0 million of the total consideration, which generated a $2.3 million net loss included in "Gain on real estate from discontinued operations" in the Operating Partnership's Consolidated Statements of Operations to the sale of its interest in Woodland's Office Equities - '95 Limited Partnership, which had four remaining office properties. These Office Properties were consolidated by the Operating Partnership and included in its Office Segment and were classified as held for sale. The remaining $86.2 million gain is included in "Income from sale of investment in unconsolidated company, net" in the Operating Partnership's Consolidated Statements of Operation.

         Prior to the sale on December 31, 2003, and at December 31, 2002, $57.5 million and $67.5 million, respectively, were included in "Investment in unconsolidated companies" on the Consolidated Balance Sheets for the unconsolidated partnerships through which the Operating Partnership owned its interests in The Woodlands. The "Equity in net income (loss) of unconsolidated companies" included in the Operating Partnership's Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001 was $14.6 million, $52.8 million, and $26.9 million, respectively.

7. JOINT VENTURES

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Operating Partnership entered into the following consolidated and unconsolidated joint ventures during the years ended December 31, 2003, 2002 and 2001:

OFFICE SEGMENT

UNCONSOLIDATED - 2003 TRANSACTIONS

BriarLake Plaza

         On October 8, 2003, the Operating Partnership entered into a joint venture, Crescent One BriarLake, L.P., with affiliates of J.P. Morgan Fleming Asset Management, Inc. The joint venture purchased BriarLake Plaza, located in the Westchase submarket of Houston, Texas, for approximately $74.4 million. The Property is a 20-story, 502,000 square foot Class A office building. The affiliates of J.P. Morgan Fleming Asset Management, Inc. own a 70% interest, and the Operating Partnership owns a 30% interest, in the joint venture. The initial cash equity contribution to the joint venture was $24.4 million, of which the Operating Partnership's portion was $7.3 million. The Operating Partnership's equity contribution and an additional working capital contribution of $0.5 million were funded primarily through a draw under the Operating Partnership's credit facility. The remainder of the purchase price of the Property was funded by a secured loan to the joint venture in the amount of $50.0 million. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership manages and leases this Office Property on a fee basis. This Office Property is an unconsolidated investment and included in the Operating Partnership's Office Segment.

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

Miami Center

         On September 25, 2002, the Operating Partnership entered into a joint venture arrangement with an affiliate of a fund managed by JPMorgan Fleming Asset Management, Inc. (the affiliate is referred to as "JPM Fund I"), in connection with which JPM Fund I purchased a 60% interest in Crescent Miami Center, L.L.C. with a cash contribution. Crescent Miami Center, L.L.C. owns a 782,000 square foot Office Property, Miami Center, located in Miami, Florida. The joint venture is structured such that JPM Fund I holds a 60% equity interest in Miami Center, and the Operating Partnership holds the remaining 40% equity interest in the Office Property, which is accounted for under the equity method. The joint venture generated approximately $111.0 million in net cash proceeds to the Operating Partnership, resulting from the sale of its 60% equity interest and $32.4 million from the Operating Partnership's portion of mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership has no commitment to reinvest the cash proceeds into the joint venture. The joint venture was accounted for as a partial sale of this Office Property, resulting in a gain of approximately $4.6 million, net of deferred gain of approximately $3.5 million. The proceeds

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were used to pay down the Operating Partnership's credit facility. The Operating Partnership manages this Office Property on a fee basis.

Five Post Oak Park

         On December 20, 2002, the Operating Partnership entered into a joint venture arrangement, Five Post Oak Park, L.P., with GE. The joint venture purchased Five Post Oak Park located in the Galleria area of Houston, Texas, for $64.8 million. This Property is a 567,000 square foot Class A office building. GE owns a 70% interest, and the Operating Partnership owns a 30% interest, in the joint venture. The initial cash equity contribution to the joint venture was $19.8 million, of which the Operating Partnership's portion was $5.9 million. The Operating Partnership's equity contribution and an additional working capital contribution of $0.3 million were funded through a draw under the Operating Partnership's credit facility. The remainder of the purchase price of this Property was funded by a secured loan to the joint venture in the amount of $45.0 million. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership manages and leases the Office Property on a fee basis.

UNCONSOLIDATED - 2001 TRANSACTIONS

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Operating Partnership entered into two joint venture arrangements with GE in which the Operating Partnership contributed two Office Properties, Four Westlake Park in Houston, Texas, and Bank One Tower in Austin, Texas, and GE made cash contributions. GE holds an 80% equity interest in each of these Office Properties and the Operating Partnership holds the remaining 20% equity interest. The transactions generated approximately $120.0 million in net cash proceeds to the Operating Partnership resulting from the sale of its 80% equity interest and from mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Operating Partnership. The Operating Partnership has no commitment to reinvest the cash proceeds back into the joint ventures. The joint ventures were accounted for as partial sales of these Office Properties, resulting in a gain of approximately $7.6 million, net of a deferred gain of approximately $1.9 million. The proceeds were used to pay down the Operating Partnership's credit facility. The Operating Partnership manages and leases these Office Properties on a fee basis.

5 Houston Center

         On June 4, 2001, the Operating Partnership entered into a joint venture arrangement with a pension fund advised by JPMorgan Fleming Asset Management, Inc. (the fund is referred to as "JPM Fund II") to construct the 5 Houston Center Office Property within the Operating Partnership's mixed-use Office Property complex in Houston, Texas. This joint venture is structured such that the fund holds a 75% equity interest, and the Operating Partnership holds a 25% equity interest, in the Property. The Operating Partnership contributed approximately $8.5 million of land and $12.3 million of development costs to the joint venture and received a distribution of $14.8 million of net proceeds, resulting in a net equity position of $6.0 million for the Operating Partnership. No gain or loss was recognized by the Operating Partnership on this transaction. The development was completed on September 16, 2002, and was financed through a construction loan. The construction loan was refinanced and converted to a mortgage loan on September 8, 2003. The Operating Partnership manages and leases this Office Property on a fee basis.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESORT/HOTEL SEGMENT

UNCONSOLIDATED - 2003 AND 2002 TRANSACTIONS

Manalapan Hotel Partners

         On November 21, 2003, Manalapan Hotel Partners, L.L.C. ("Manalapan"), owned 50% by the Operating Partnership and 50% by WB Palm Beach Investors, L.L.C. ("Westbrook"), sold the Ritz Carlton Palm Beach Resort/Hotel Property in Palm Beach, Florida. The sale generated net proceeds of approximately $34.7 million, of which the Operating Partnership's portion was approximately $18.0 million, and generated a net gain of approximately $6.7 million, of which the Operating Partnership's portion was approximately $3.9 million. In addition, Manalapan retained its accounts receivable of approximately $2.4 million, of which the Operating Partnership's portion is approximately $1.3 million, of which the Operating Partnership received approximately $0.6 million in the first quarter of 2004. The proceeds from the sales were used primarily to pay down the Operating Partnership's credit facility. This Property was an unconsolidated investment.

         In October 2002, in a series of transactions, the Operating Partnership acquired the remaining 75% economic interest in Manalapan. The Operating Partnership acquired the additional interests in Manalapan for $6.5 million, which was funded by a draw on the Operating Partnership's credit facility. Subsequently, the Operating Partnership entered into a joint venture arrangement with Westbrook pursuant to which Westbrook purchased a 50% equity interest in Manalapan. The Operating Partnership held the remaining 50% equity interest. During 2002, the Operating Partnership recognized an impairment on this investment of approximately $2.6 million reflected in "Impairment charges related to real estate assets" to reflect fair value of the Operating Partnership's 50% equity investment.

CONSOLIDATED - 2002 TRANSACTION

Sonoma Mission Inn & Spa

         On September 1, 2002, the Operating Partnership entered into a joint venture arrangement with a subsidiary of Fairmont Hotels & Resorts, Inc. (the subsidiary is referred to as "FHR"), pursuant to which the Operating Partnership contributed a Resort/Hotel Property, the Sonoma Mission Inn & Spa in Sonoma County, California and FHR purchased a 19.9% equity interest in the limited liability company that owns the Resort/Hotel Property. The Operating Partnership continues to hold the remaining 80.1% equity interest. The joint venture generated approximately $8.0 million in net cash proceeds to the Operating Partnership that were used to pay down the Operating Partnership's credit facility. The Operating Partnership loaned $45.1 million to the joint venture at an interest rate of LIBOR plus 300 basis points. The maturity date of the loan is the earlier of the date on which third-party financing is obtained, or one year. The joint venture exercised its option to extend the Operating Partnership's $45.1 million loan for two successive six-month periods by paying a fee. The Operating Partnership manages the limited liability company that owns the Sonoma Mission Inn & Spa, and FHR operates and manages this Property for the tenant under the Fairmont brand. FHR has a commitment to fund $10.0 million of future renovations at Sonoma Mission Inn & Spa through a mezzanine loan. As of December 31, 2002, $3.0 million was outstanding under this loan. This joint venture transaction was accounted for as a partial sale of this Resort/Hotel Property, resulting in a loss to the Operating Partnership of approximately $4.0 million on the interest sold. The joint venture leases Sonoma Mission Inn & Spa to a taxable REIT subsidiary in which the Operating Partnership also holds an 80.1% equity interest.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

UNCONSOLIDATED - 2003 AND 2002 TRANSACTIONS

Vornado Crescent Carthage and KC Quarry, L.L.C.

         On December 30, 2002, the Operating Partnership contributed $11.2 million of notes receivable to purchase a 56% equity interest in VCQ. Vornado Realty Trust L.P. ("Vornado") contributed $8.8 million in cash to purchase a 44% equity interest. The assets of VCQ include two quarries and the related land, acquired by VCQ from AmeriCold Logistics LLC ("AmeriCold Logistics"), the tenant of the Operating Partnership's Temperature-Controlled Logistics Properties, for a purchase price of $20.0 million. The purchase price was determined to be fair market value based on an independent appraisal. The Operating Partnership's $11.2 million contribution consisted of three notes receivable from AmeriCold Logistics plus accrued interest, one for $2.0 million, one for $3.5 million, and one originally for $6.5 million including principal and interest, but which was paid down to approximately $5.5 million prior to the transaction date.

         On December 31, 2002, VCQ purchased $5.7 million of trade receivables from AmeriCold Logistics at a 2% discount. The Operating Partnership contributed approximately $3.1 million to VCQ for the purchase of the receivables. The receivables were collected during the first quarter of 2003.

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

         On May 22, 2003, VCQ distributed cash of $3.2 million to the Operating Partnership.

8. TEMPERATURE-CONTROLLED LOGISTICS

         As of December 31, 2003, the Operating Partnership held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns all of the common stock, representing substantially all of the economic interest, of the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 87 Temperature-Controlled Logistics Properties, with an aggregate of approximately 440.7 million cubic feet (17.5 million square feet) of warehouse space.

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

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including a reduction of the rental obligation for 2001 and 2002, the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid to December 31, 2003. On March 2, 2004, the Temperature-Controlled Logistics Corporation and Americold Logistics amended the leases to further extend the deferred rent period to December 31, 2005 from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003, on March 7, 2003.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Under the terms of the leases, AmeriCold Logistics elected to defer $41.8 million of the total $155.5 million of rent payable for the year ended December 31, 2003. The Operating Partnership's share of the deferred rent was $16.7 million. The Operating Partnership recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $16.7 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the year ended December 31, 2003. As of December 31, 2003, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $82.4 million and $74.3 million, respectively, of which the Operating Partnership's portions were $33.0 million and $29.7 million, respectively.

         The following table shows the total and the Operating Partnership's portion of deferred rent and valuation allowance for the years ended December 31, 2003, 2002 and 2001:

                                                                DEFERRED RENT                    VALUATION ALLOWANCE
                                                        -----------------------------        ---------------------------
                                                                          OPERATING                          OPERATING
                                                                        PARTNERSHIP'S                      PARTNERSHIP'S
               (in thousands)                             TOTAL            PORTION            TOTAL          PORTION
                                                        ---------       -------------        --------      -------------
Cumulative deferred rent and valuation allowance
  balance for the year ended December 31, 2001          $  48,200       $     19,300         $ 40,100      $     16,000
      Waived Rent as of December 31, 2001                 (39,800)           (15,900)         (39,800)          (15,900)
                                                        ---------       ------------         --------      ------------
Balance at December 31, 2001                            $   8,400       $      3,400         $    300      $        100
      2002 Deferred Rent                                   32,200             12,900           32,200            12,900
                                                        ---------       ------------         --------      ------------
Balance at December 31, 2002                            $  40,600       $     16,300         $ 32,500      $     13,000
      2003 Deferred Rent                                   41,800             16,700           41,800            16,700
                                                        ---------       ------------         --------      ------------
Balance at December 31, 2003                            $  82,400       $     33,000         $ 74,300      $     29,700
                                                        =========       ============         ========      ============

         As of December 31, 2003, the Operating Partnership also held a 56% interest in Vornado Crescent Carthage and KC Quarry, L.L.C. See Note 7, "Joint Ventures - Temperature-Controlled Logistics Segment," for additional information regarding this investment.

         On February 5, 2004, the Temperature-Controlled Logistics Corporation completed a $254.4 million mortgage financing with Morgan Stanley Mortgage Capital Inc., secured by 21 of its owned and seven of its leased temperature-controlled logistics properties. The loan matures in April 2009, bears interest at LIBOR plus 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. The net proceeds to the Temperature-Controlled Logistics Corporation were approximately $225.0 million, after closing costs and the repayment of approximately $12.9 million in existing mortgages. On February 6, 2004, the Temperature-Controlled Logistics Corporation distributed cash of approximately $90.0 million to the Operating Partnership.

9. INVESTMENTS IN UNCONSOLIDATED COMPANIES

         The Operating Partnership has investments of 20% to 50% in eight unconsolidated joint ventures that own eight Office Properties. In addition, the Operating Partnership, through ownership interests of 50% or less, or ownership of non-voting interests only, has other unconsolidated investments. These investments are accounted for using the equity method of accounting.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and equity investments as of December 31, 2003.

                                                                                                        OPERATING PARTNERSHIP'S
                                                                                                               OWNERSHIP
                       ENTITY                                           CLASSIFICATION                  AS OF DECEMBER 31, 2003
---------------------------------------------------------    --------------------------------------     -----------------------
Main Street Partners, L.P.                                   Office (Bank One Center-Dallas)                   50.0% (1)
Crescent Miami Center, LLC                                   Office (Miami Center - Miami)                     40.0% (2)
Crescent 5 Houston Center, L.P.                              Office (5 Houston Center-Houston)                 25.0% (3)
Austin  PT BK One Tower Office Limited Partnership           Office (Bank One Tower-Austin)                    20.0% (4)
Houston PT Four Westlake Park Office Limited Partnership     Office (Four Westlake Park-Houston)               20.0% (4)
Houston PT Three Westlake Park Office Limited Partnership    Office (Three Westlake Park - Houston)            20.0% (4)
Crescent Five Post Oak Park, L.P.                            Office (Five Post Oak - Houston)                  30.0% (5)
Crescent One BriarLake Plaza, L.P.                           Office (BriarLake Plaza - Houston)                30.0% (6)
The Woodlands Commercial Properties Company, L.P.            Office                                                - (7)(8)
The Woodlands Land Development Company, L.P.                 Residential Development                               - (7)(8)
Blue River Land Company, L.L.C.                              Residential Development                           50.0% (9)
EW Deer Valley, L.L.C.                                       Residential Development                           41.7% (10)
Manalapan Hotel Partners, L.L.C.                             Resort/Hotel (Ritz Carlton Palm Beach)                - (11)
Vornado Crescent Portland Partnership                        Temperature-Controlled Logistics                  40.0% (12)
Vornado Crescent Carthage and KC Quarry, L.L.C.              Temperature-Controlled Logistics                  56.0% (13)
CR License, L.L.C.                                           Other                                             30.0% (14)
The Woodlands Operating Company, L.P.                        Other                                                 - (7)(8)
Canyon Ranch Las Vegas, L.L.C.                               Other                                             65.0% (15)
SunTX Fulcrum Fund, L.P. ("SunTx")                           Other                                             29.7% (16)
G2 Opportunity Fund, L.P. ("G2")                             Other                                             12.5% (17)

(1) The remaining 50% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, LLC is owned by an affiliate of a fund managed by JP Morgan Fleming Asset Management, Inc.

(3) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Fleming Asset Management, Inc.

(4) The remaining 80% interest in each of Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Park Office Limited Partnership and Houston PT Four Westlake Park Office Limited Partnership is owned by an affiliate of GE.

(5) The remaining 70% interest in Crescent Five Post Oak Park, L.P. is owned by an affiliate of GE.

(6) The remaining 70% interest in Crescent One BriarLake Plaza, L.P. is owned by affiliates of JP Morgan Fleming Asset Management, Inc.

(7) The Operating Partnership sold its 52.5% economic interest, including a 10% earned promotional interest in each of the Woodlands CPC, WLDC and The Woodlands Operating Company, L.P. on December 31, 2003.

(8) Distributions were made to partners based on specified payout percentages. During the year ended December 31, 2003, the payout percentage to the Operating Partnership was 52.5%.

(9) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Operating Partnership.

(10) The remaining 58.3% interest in EW Deer Valley, L.L.C. is owned by parties unrelated to the Operating Partnership. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C.

(11) The Operating Partnership sold its 50% interest in Manalapan on November 21, 2003.

(12) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

(13) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

(14) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(15) The remaining 35% interest in Canyon Ranch Las Vegas, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(16) SunTx's objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 70.3% of SunTx is owned by a group of individuals unrelated to the Operating Partnership. The Operating Partnership's investment at December 31, 2003, was $10.6 million.

(17) G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest in G2 is owned by Goff-Moore Strategic Partners, L.P. ("GMSPLP") and by parties unrelated to the Operating Partnership. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation ("GMACCM"). See Note 21, "Related Party Transactions," for information regarding the ownership interests of trust managers of the Company and officers of the Operating Partnership in GMSPLP.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IMPAIRMENTS OF UNCONSOLIDATED INVESTMENTS

HBCLP, INC.

         On December 31, 2003, the Operating Partnership executed an agreement with HBCLP, Inc., pursuant to which the Operating Partnership surrendered 100% of its investment in HBCLP, Inc. and released HBCLP, Inc. from its note obligation to the Operating Partnership in exchange for cash of $3.0 million and other assets valued at approximately $8.7 million, resulting in an impairment charge of approximately $6.5 million reflected in "Impairment charges related to real estate assets" in the Operating Partnership's Consolidated Statements of Operations.

CR LICENSE, L.L.C. AND CRL INVESTMENTS, INC.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Operating Partnership, pursuant to a strict foreclosure, COPI's 1.5% interest in CR License, L.L.C. and 5.0% interest, representing all of the voting stock, in CRL Investments, Inc. As of December 31, 2003, the Operating Partnership had a 30% interest in CR License, L.L.C., the entity which owns the right to the future use of the "Canyon Ranch" name. In addition, as of December 31, 2003, the Operating Partnership had a 100% interest in CRL Investments, Inc., which owns an approximately 65% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada ("Canyon Ranch Las Vegas"). The Operating Partnership evaluated its investment in Canyon Ranch Las Vegas and determined that an impairment charge was warranted. Accordingly, a $9.6 million impairment charge was recognized and reflected in the Operating Partnership's Consolidated Statements of Operations for the year ended December 31, 2002 in "Impairment charges related to real estate assets."

DBL-CBO, INC.

         In 1999, DBL-CBO, Inc., a wholly-owned subsidiary of DBL Holdings, Inc. ("DBL"), in which the Operating Partnership owned a 97.4% non-voting interest at December 31, 2002, acquired an aggregate of $6.0 million in principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Islands limited liability company. Juniper 1999-1 Class C-1 is the privately-placed equity interest of a collateralized bond obligation. During the year ended December 31, 2002, the Operating Partnership recognized a charge related to this investment of $5.2 million reflected in "Equity in net income (loss) of unconsolidated companies, Other" in the Operating Partnership's Consolidated Statements of Operations. As a result of this impairment charge, at December 31, 2002, this investment was valued at $0.

METROPOLITAN PARTNERS, LLC

         On May 24, 2001, the Operating Partnership converted its $85.0 million preferred member interest in Metropolitan Partners, LLC into approximately $75.0 million of common stock of Reckson Associates Realty Corp. ("Reckson"), resulting in an impairment charge, including deferred acquisition costs of $1.9 million, of approximately $11.9 million reflected in "Impairments charges related to real estate assets" in the Operating Partnership's Consolidated Statements of Operations. The Operating Partnership subsequently sold the Reckson common stock on August 17, 2001, for approximately $78.6 million, resulting in a gain of approximately $3.6 million. The proceeds were used to pay down the Operating Partnership's credit facility.

OTHER

         During the year ended December 31, 2001, the Operating Partnership recognized impairment losses of $5.0 million which were included in "Impairment charges related to real estate assets" related to the Operating Partnership's investment in a fund that primarily held real estate investments and marketable securities.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY FINANCIAL INFORMATION

         The Operating Partnership reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. As a result of the Operating Partnership's transaction with COPI on February 14, 2002, certain entities that were reported as unconsolidated entities for the year ended December 31, 2001, are consolidated in the financial statements for the years ended December 31, 2003 and 2002. Additionally, certain unconsolidated subsidiaries of the newly consolidated entities are now shown separately as unconsolidated entities of the Operating Partnership. As a result of the Operating Partnership's January 2, 2003 purchase of the remaining 2.56% economic interest, representing 100% of the voting stock in DBL, DBL is consolidated in the December 31, 2003 financial statements. Because DBL owns a majority of the voting stock of MVDC and HADC, these two Residential Development Corporations are consolidated in the December 31, 2003 financial statements.

         The unconsolidated entities that are included under the headings on the following tables are summarized below.

         Balance Sheets as of December 31, 2003:

            - Other Residential Development Corporations - This includes Blue River Land Company, L.L.C., and EW Deer Valley, L.L.C.;

            - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

            - Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park, L.P. and Crescent One BriarLake Plaza, L.P.; and

            - Other - This includes Manalapan, CR License, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx and G2.

         Balance Sheets as of December 31, 2002:

            -   WLDC;

            - Other Residential Development Corporations - This includes Blue River Land Company, L.L.C., MVDC and HADC;

            -   Resort/Hotel - This includes Manalapan;

            - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

            - Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park, L.P. and Woodlands CPC; and

            - Other - This includes DBL, CR License, L.L.C., The Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C. and SunTx.

         Summary Statements of Operations for the year ended December 31, 2003:

            -   WLDC;

            - Other Residential Development Corporations- This includes the operating results for Blue River Land Company, L.L.C. and EW Deer Valley, L.L.C.;

            - Resort/Hotel - This includes the operating results for Manalapan;

            - Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership and VCQ;

            - Office - This includes the operating results for Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park, L.P., Crescent One BriarLake Plaza, L.P. and Woodlands CPC; and

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            - Other - This includes the operating results for CR License, L.L.C., The Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C., SunTx and G2.

         Summary Statements of Operations for the year ended December 31, 2002:

            - WLDC - This includes WLDC's operating results for the period February 15 through December 31, 2002, and TWLC's operating results for the period January 1, through February 14, 2002;

            - Other Residential Development Corporations- This includes the operating results for DMDC and CRDI for the period January 1, through February 14, 2002, the operating results of Blue River Land Company, L.L.C. and Manalapan for the period February 15, through December 31, 2002, and the operating results of MVDC and HADC;

            - Resort/Hotel - This includes the Operating Partnership's 50% interest in Manalapan from October 22, 2002 through December 31, 2002. Prior to October 22, 2002, CRDI held a 25% interest in Manalapan, which is included in "Other Residential Development Corporations;"

            - Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership and VCQ;

            - Office - This includes the operating results for Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Woodlands CPC and Crescent Miami Center, L.L.C; and

            - Other - This includes the operating results for DBL, CR License, L.L.C., The Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C., and SunTx.

         Summary Statements of Operations for the year ended December 31, 2001:

            - Crescent Resort Development, Inc.- This includes the operating results of CRDI;

            -   WLDC

            - Other Residential Development Corporations - This includes the operating results of DMDC, MVDC and HADC;

            - Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership; and

            - Office - This includes the operating results for Main Street Partners, L.P., Crescent 5 Houston Center, L.P., Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership and Woodlands CPC.

BALANCE SHEETS:

                                                                     AS OF DECEMBER 31, 2003
                                    ------------------------------------------------------------------------------------
                                        THE
                                      WOODLANDS         OTHER
                                        LAND         RESIDENTIAL     TEMPERATURE-
                                     DEVELOPMENT     DEVELOPMENT      CONTROLLED
         (in thousands)             COMPANY, L.P.    CORPORATIONS     LOGISTICS       OFFICE        OTHER        TOTAL
-------------------------------     -------------    ------------    ------------    ---------    ---------    ---------
Real estate, net                    $           -    $     25,033    $  1,187,387    $ 754,882
Cash                                            -             613          12,439       31,309
Other assets                                    -           1,543          88,668       51,219
                                    -------------    ------------    ------------    ---------
   Total assets                     $           -    $     27,189    $  1,288,494    $ 837,410
                                    =============    ============    ============    =========

Notes payable                       $           -    $      4,989    $    548,776    $ 515,047
Notes payable to the Operating
Partnership                                     -               -              -             -
Other liabilities                               -             344          11,084       29,746
Equity                                          -          21,856         728,634      292,617
                                    -------------    ------------    ------------    ---------
   Total liabilities and equity     $           -    $     27,189    $  1,288,494    $ 837,410
                                    =============    ============    ============    =========
Operating Partnership's share
   of unconsolidated debt           $           -    $      2,495    $    219,511    $ 172,376    $       -    $ 394,382
                                    =============    ============    ============    =========    =========    =========
Operating Partnership's
   investments in
   unconsolidated companies         $           -    $     11,854    $    300,917    $ 102,519    $  28,684    $ 443,974
                                    =============    ============    ============    =========    =========    =========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY STATEMENTS OF OPERATIONS:

                                                                    FOR THE YEAR ENDED DECEMBER 31, 2003
                                    -----------------------------------------------------------------------------------------------
                                    THE WOODLANDS       OTHER
                                        LAND         RESIDENTIAL                     TEMPERATURE-
                                     DEVELOPMENT     DEVELOPMENT        RESORT/       CONTROLLED
       (in thousands)               COMPANY, L.P.    CORPORATIONS      HOTEL (1)      LOGISTICS     OFFICE (2)    OTHER      TOTAL
--------------------------------    -------------    ------------    ------------    -------------- ----------   -------    -------
Total revenues                      $     135,411    $        652    $     35,990    $  124,413     $  140,188
Expenses:
   Operating expense                      100,005             565          27,004        24,158(3)      60,576
   Interest expense                         6,991               -           2,815        41,727         29,976
   Depreciation and amortization            6,735               -           2,626        58,014         35,613
   Tax expense (benefit)                        -               -           1,118        (2,240)             -
   Other (income) expense                       -               -          (7,984)       (2,926)             -
                                    -------------    ------------    ------------    ----------     ----------
Total expenses                      $     113,731    $        565    $     25,579    $  118,733     $  126,165
                                    -------------    ------------    ------------    ----------     ----------

Net income, impairments and gain
  (loss) on real estate from
  discontinued operations           $        (727)   $          -    $          -    $      810     $   10,533
                                    -------------    ------------    ------------    ----------     ----------

Net income                          $      20,953    $         87    $     10,411    $    6,490(3)  $   24,556
                                    =============    ============    ============    ==========     ==========

Operating Partnership's equity
   in net income (loss) of
   unconsolidated companies         $      11,000    $       (573)   $      5,760    $    2,172     $   10,469   $(4,053)   $24,775
                                    =============    ============    ============    ==========     ==========   =======    =======


(1) This column includes information for Manalapan, which was sold on November 21, 2003.

(2) This column includes information for BriarLake Plaza, which was acquired through a joint venture October 8, 2003.

(3) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the total combined assets).

BALANCE SHEETS:

                                                                         AS OF DECEMBER 31, 2002
                                    ------------------------------------------------------------------------------------------------
                                    THE WOODLANDS       OTHER
                                        LAND         RESIDENTIAL                     TEMPERATURE-
                                     DEVELOPMENT     DEVELOPMENT        RESORT/       CONTROLLED
       (in thousands)               COMPANY, L.P.    CORPORATIONS         HOTEL       LOGISTICS       OFFICE      OTHER      TOTAL
----------------------------------- -------------    ------------    ------------    ------------   ----------   -------    --------
Real estate, net                    $     388,587    $     43,848    $     81,510    $  1,238,810   $  845,019
Cash                                       15,289           5,592           3,022          13,213       43,296
Other assets                               46,934           2,244           4,415          88,327       35,609
                                    -------------    ------------    ------------    ------------   ----------
     Total assets                   $     450,810    $     51,684    $     88,947    $  1,340,350   $  923,924
                                    =============    ============    ============    ============   ==========

Notes payable                       $     284,547    $          -    $     56,000    $    574,931   $  507,679
Notes payable to the Operating             10,625               -               -               -            -
Partnership
Other liabilities                          70,053          17,282           5,996           9,579       53,312
Equity                                     85,585          34,402          26,951         755,840      362,933
                                    -------------    ------------    ------------    ------------   ----------
     Total liabilities and equity   $     450,810    $     51,684    $     88,947    $  1,340,350   $  923,924
                                    =============    ============    ============    ============   ==========

Operating Partnership's share of
  unconsolidated debt               $     120,933    $          -    $     28,000    $    229,972   $  180,132   $     -    $559,037
                                    =============    ============    ============    ============   ==========   =======    ========
Operating Partnership's
  investments in unconsolidated
  companies                         $      33,960    $     39,187    $     13,473    $    304,545   $  133,530   $37,948    $562,643
                                    =============    ============    ============    ============   ==========   =======    ========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY STATEMENTS OF OPERATIONS:

                                                                   FOR THE YEAR ENDED DECEMBER 31, 2002
                                    ------------------------------------------------------------------------------------------------
                                    THE WOODLANDS       OTHER
                                        LAND         RESIDENTIAL               TEMPERATURE-
                                     DEVELOPMENT     DEVELOPMENT    RESORT/     CONTROLLED
         (in thousands)             COMPANY, L.P.    CORPORATIONS    HOTEL      LOGISTICS            OFFICE(1)    OTHER       TOTAL
----------------------------------  -------------    ------------   -------    ------------         ----------   -------     -------
Total revenues                      $     168,142    $    118,492   $ 6,283    $    111,604         $   90,166
Expenses:
   Operating expense                       92,414         106,542     5,455          15,742 (2)         48,245
   Interest expense                         5,132           4,661       689          42,695             19,909
   Depreciation and amortization            3,816           4,226       472          59,328             23,226
   Tax expense (benefit)                      406            (190)     (108)              -                  -
   Other (income) expense                       -             (25)        -          (1,228)                 -
                                    -------------    ------------   -------    ------------         ----------
Total expenses                      $     101,768    $    115,214   $ 6,508    $    116,537         $   91,380
                                    -------------    ------------   -------    ------------         ----------
Loss on property sales, net         $           -    $          -   $     -    $     (3,377)        $   48,275
                                    -------------    ------------   -------    ------------         ----------
Net income (loss)                   $      66,374    $      3,278   $  (225)   $     (8,310)(2)(3)  $   47,061
                                    =============    ============   =======    ============         ==========
Operating Partnership's equity in
   net income (loss) of
   unconsolidated companies         $      33,847    $      5,931   $  (115)   $     (2,933)        $   23,431   $(6,609)(4) $53,552
                                    =============    ============   =======    ============         ==========   =======     =======

---------------------------
(1) This column includes information for Three Westlake Park, which was contributed by the Operating Partnership to a joint venture on August 21, 2002, Miami Center, which was contributed by the Operating Partnership to a joint venture on September 25, 2002, and Five Post Oak Park, which was acquired by the Operating Partnership in a joint venture transaction on December 20, 2002. Information is included from the date of contribution of Three Westlake Park and Miami Center and acquisition of Five Post Oak Park.

(2) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the total combined assets).

(3) Excludes the goodwill write-off for Temperature-Controlled Logistics Segment, which is recorded in the accompanying financial statements as a cumulative effect of a change in accounting principle.

(4) Includes impairment of DBL-CBO of $5.2 million.

SUMMARY STATEMENTS OF OPERATIONS:

                                                                    FOR THE YEAR ENDED DECEMBER 31, 2001
                                   -------------------------------------------------------------------------------------------------
                                                                          OTHER
                                    THE WOODLANDS    CRESCENT RESORT   RESIDENTIAL    TEMPERATURE-
                                    LAND COMPANY,      DEVELOPMENT     DEVELOPMENT    CONTROLLED
         (in thousands)                 INC.               INC.        CORPORATIONS    LOGISTICS       OFFICE (1)   OTHER     TOTAL
---------------------------------   -------------    ---------------   ------------   ------------     ----------   ------   -------
Total revenues                      $     188,178    $       195,163   $     93,462   $    127,033     $   88,835   $
Expenses:
   Operating expense                      104,486            175,424         83,074         20,350(2)      37,128
   Interest expense                         4,967              1,373          1,641         44,988         19,184
   Depreciation and Amortization            5,599              2,726          6,185         58,855         19,387
   Tax expense                             14,676                641         (4,222)             -              -
                                    -------------    ---------------   ------------   ------------     ----------
Total expenses                      $     129,728    $       180,164   $     86,678   $    124,193     $   75,699
                                    -------------    ---------------   ------------   ------------     ----------
Net income                          $      58,450    $        14,999   $      6,784   $      2,840(2)  $   13,136
                                    =============    ===============   ============   ============     ==========
Operating Partnership's equity
  in net income of
  unconsolidated  companies         $      20,943    $        14,944   $      5,127   $      1,136     $    6,124   $2,957   $51,231
                                    =============    ===============   ============   ============     ==========   ======   =======

--------------------------------
(1) This column includes information for Four Westlake Park and Bank One Tower, which were contributed by the Operating Partnership to joint ventures on July 30, 2001. Information for both of these properties is included from the date of contribution.

(2) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the total combined assets).

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNCONSOLIDATED DEBT ANALYSIS

         The following table shows, as of December 31, 2003, information about the Operating Partnership's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                                                 OPERATING
                                                                PARTNERSHIP
                                                   BALANCE        SHARE OF
                                                OUTSTANDING AT   BALANCE AT  INTEREST RATE AT
                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,                         FIXED/VARIABLE
               DESCRIPTION                           2003           2003           2003          MATURITY DATE     SECURED/UNSECURED
----------------------------------------------  --------------  ------------ ---------------- -------------------- -----------------
                                                (in thousands)
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
   Vornado Crescent-Portland Partnership - 40%
   Operating Partnership
   Goldman Sachs (1)                            $      496,123  $    198,449      6.89%            5/11/2023       Fixed/Secured
   Various Capital Leases                               36,270        14,509  4.84 to 13.63%  6/1/2006 to 4/1/2017 Fixed/Secured
   Various Mortgage Notes                               16,383         6,553  7.00 to 12.88%  4/1/2004 to 4/1/2009 Fixed/Secured
                                                --------------  ------------
                                                $      548,776  $    219,511
                                                --------------  ------------
OFFICE SEGMENT:
   Main Street Partners, L.P. - 50% Operating
    Partnership (2)(3)(4)                       $      130,559  $     65,279      5.52%            12/1/2004       Variable/Secured
   Crescent 5 Houston Center, L.P. - 25%
    Operating Partnership                               90,000        22,500      5.00%            10/1/2008       Fixed/Secured
   Crescent Miami Center, LLC - 40% Operating
    Partnership                                         81,000        32,400      5.04%            9/25/2007       Fixed/Secured
   Crescent One BriarLake Plaza, L.P. - 30%
    Operating Partnership                               50,000        15,000      5.40%            11/1/2010       Fixed/Secured
   Houston PT Four Westlake Office Limited
    Partnership - 20% Operating Partnership             48,087         9,617      7.13%            8/1/2006        Fixed/Secured
   Crescent Five Post Oak Park, L.P. - 30%
    Operating Partnership                               45,000        13,500      4.82%            1/1/2008        Fixed/Secured
   Austin PT BK One Tower Office Limited
    Partnership - 20% Operating Partnership             37,401         7,480      7.13%            8/1/2006        Fixed/Secured
   Houston PT Three Westlake Office Limited
    Partnership - 20% Operating Partnership             33,000         6,600      5.61%            9/1/2007        Fixed/Secured
                                                --------------  ------------
                                                $      515,047  $    172,376
                                                --------------  ------------
RESIDENTIAL SEGMENT:
   Blue River Land Company, L.L.C. - 50%
    Operating Partnership (5)                   $        4,989  $      2,495      4.12%            6/30/2004       Variable/Secured
                                                --------------  ------------
                                                $        4,989  $      2,495
                                                --------------  ------------
TOTAL UNCONSOLIDATED DEBT                       $    1,068,812  $    394,382
                                                ==============  ============
FIXED RATE/WEIGHTED AVERAGE                                                       6.66%                 13.8 years
VARIABLE RATE/WEIGHTED AVERAGE                                                    5.47%                  0.9 years
                                                                             ---------------- --------------------
TOTAL WEIGHTED AVERAGE                                                            6.45%                 11.6 years
                                                                             ================ ====================

--------------------------------
(1) URS Real Estate, L.P. and Americold Real Estate, L.P., subsidiaries of the Temperature-Controlled Logistics Corporation, expect to repay this note on the Optional Prepayment Date of April 11, 2008. The overall weighted average maturity would be 4.21 years based on this date.

(2) Senior Note - Note A: $82.2 million at variable interest rate, LIBOR + 189 basis points, $4.8 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $24.2 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.3 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes amortized based on a 25-year schedule.

(3) This loan has two one-year extension options.

(4) The Operating Partnership and its joint venture partner each obtained a separate Letter of Credit to guarantee the repayment of up to $4.3 million each of principal of the Main Street Partners, L.P. loan.

(5) The variable rate loan has an interest rate of LIBOR + 300 basis points. East West Resort Development III, L.P. provides an unconditional guarantee of up to 70% of the maximum $9.0 million available under this facility with U.S. Bank National Association. There was approximately $5.0 million outstanding at December 31, 2003, and the guarantee was equal to $3.5 million.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table shows, as of December 31, 2003, information about the Operating Partnership's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                       PERCENTAGE      WEIGHTED      WEIGHTED AVERAGE
  (in thousands)         BALANCE         OF DEBT     AVERAGE RATE        MATURITY
------------------    -------------    ----------    ------------    ----------------
Fixed Rate Debt       $     326,608            83%           6.66%        13.8 years
Variable Rate Debt           67,774            17%           5.47%         0.9 years
                      -------------    ----------    ------------    ---------
Total Debt            $     394,382        100.00%           6.45%        11.6 years
                      =============    ==========    ============    =========

         Listed below is the Operating Partnership's share of aggregate principal payments, by year, required as of December 31, 2003, related to the Operating Partnership's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.

                   SECURED
(in thousands)     DEBT(1)
--------------    ---------
2004              $  75,830
2005                  9,916
2006                 23,816
2007                 46,715
2008                 43,007
Thereafter          195,098
                  ---------
                  $ 394,382
                  =========

-----------------------
(1) These amounts do not represent the effect of extension options.

10. OTHER ASSETS, NET

                                            DECEMBER 31,
                                   ----------------------------
       (in thousands)                 2003              2002
-------------------------------    ----------        ----------
Leasing costs                      $  142,397        $  144,729
Deferred financing costs               61,421            53,658
Prepaid expenses                       13,294            14,586
Marketable securities                   8,401(1)          9,461(2)
Other intangibles                      67,143            65,405
Intangible office leases               16,875             7,590
Other                                  38,719            37,592
                                   ----------        ----------
                                   $  348,250        $  333,021
Less - accumulated amortization      (137,546)         (153,415)
                                   ----------        ----------
                                   $  210,704        $  179,606
                                   ==========        ==========

-----------------------
(1) During the year ended December 31, 2003, the Operating Partnership recognized an approximately $2.1 million impairment related to its investment in preferred equity in Captivate Network, Inc.

(2) During the year ended December 31, 2002, the Operating Partnership recognized approximately $2.5 million in impairments related to two investments.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY

         The following is a summary of the Operating Partnership's debt financing at December 31, 2003 and 2002:

                                                                                               DECEMBER 31,
                                                                                           -------------------
                                                                                             2003       2002
                                                                                           --------   --------
                             SECURED DEBT                                                     (in thousands)
Fleet Fund I and II Term Loan(1) due May 2005, bears interest at LIBOR plus 350 basis points (at December 31, 2003, the interest rate was 4.63%), with a
four-year interest-only term, secured by equity interests in Funding I and II..........    $264,214   $275,000

AEGON Partnership Note(2) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule,
secured by the Funding III, IV and V Properties........................................     260,101    265,200

LaSalle Note I(3) due August 2027, bears interest at 7.83% with monthly principal and interest payments based on a 25-year amortization schedule through
maturity in August 2027, secured by the Funding I Properties...........................     235,037    238,062


Deutsche Bank-CMBS Loan(4) due May 2004, bears interest at the 30-day LIBOR rate
(with a floor of 3.50%) plus 234 basis points (at December 31, 2003, the interest rate was 5.84%), with a three-year interest-only term and two one-year
extension options, secured by the Funding X Properties and Spectrum Center.............     220,000    220,000

JP Morgan Mortgage Note(5) bears interest at a fixed rate of 8.31% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in October 2016, secured by the Houston Center mixed-use Office
Property Complex.......................................................................     191,311    195,515

LaSalle Note II(6) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by monthly principal and interest payments based on a 25-year amortization schedule through maturity in
March 2028, secured by the Funding II Properties and securities........................     159,560    161,000

Fleet Term Loan(7) due February 2004, bears interest at LIBOR rate plus 450 basis points (at December 31, 2003, the interest rate was 5.62%) with an interest only term, secured by excess cash flow distributions from Funding III,
Funding IV and Funding V ..............................................................      75,000          -

Cigna Note(8) due June 2010, bears interest at 5.22% with an interest-only term,
secured by 707 17th Street Office Property and the Denver Marriott City Center.........      70,000          -

Cigna Note(8) due March 2003, bears interest at 7.47% with an interest-only term, secured by the 707 17th Street Office Property and the Denver Marriott
City Center ...........................................................................           -     63,500

National Bank of Arizona Revolving Line of Credit (9) with maturities ranging from November 2004 to December 2005, bears interest ranging from 4.00% to 5.00%,
secured by certain DMDC assets.................. ......................................      40,588     34,580

Bank of America Note(10) due May 2013, bears interest at 5.53% with an initial
2.5-year interest-only term (through November 2005), followed by monthly principal and interest payments based on a 30-year amortization schedule, secured
by The Colonnade Office Property.......................................................      38,000          -

Metropolitan Life Note V(11) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization
schedule, secured by the Datran Center Office Property.................................      37,506     38,127

Northwestern Life Note due November 2008, bears interest at 4.94% with an
interest-only term, secured by the 301 Congress Avenue Office Property(12).............      26,000     26,000

Northwestern Life Note II(13) due July 2007, bears interest at 7.40%, with monthly principal and interest payments based on a 25-year amortization schedule,
secured by 3980 Howard Hughes Parkway Office Property..................................      10,713          -

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  DECEMBER 31,
                                                                                           -------------------------
                                                                                               2003         2002
                                                                                           -----------   -----------
                        SECURED DEBT - CONTINUED                                                 (in thousands)
Woodmen of the World Note(14) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through November 2006), followed by monthly principal and interest payments based on a 25-year amortization
schedule, secured by the Avallon IV Office Property....................................          8,500         8,500

Nomura Funding VI Note(15) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
July 2020, secured by the Canyon Ranch - Lenox.........................................          7,853         8,028

Mitchell Mortgage Note due December 2003, bears interest at 7.00% with an
interest-only term, secured by one of The Woodlands Office Properties..................              -         1,743

FHI Finance Loan bears interest at LIBOR plus 450 basis points (at December 31,
2003, the interest rate was 5.67%), with an initial interest only term until the
Net Operating Income Hurdle Date(16), followed by monthly principal and interest payments based on a 20-year amortization schedule through maturity in September
2009, secured by the Sonoma Mission Inn & Spa..........................................          2,959             -

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 2.9% to 10.50% at December 31, 2003, with maturities ranging between February 2004 and September 2008, secured by various CRDI and
MVDC projects(17)......................................................................         47,357        58,655

UNSECURED DEBT

2009(18) Notes bear interest at a fixed rate of 9.25% with a seven-year
interest-only term, due April 2009 with a call date of April 2006......................        375,000       375,000

2007(18) Notes bear interest at a fixed rate of 7.50% with a ten-year
interest-only term, due September 2007..... ...........................................        250,000       250,000

Credit Facility(19) interest only due May 2005, bears interest at LIBOR plus
212.5 basis points (at December 31, 2003, the interest rate was 3.35%).................        239,000       164,000
                                                                                           -----------   -----------
                                                                                           $ 2,558,699   $ 2,382,910
                                                                                           ===========   ===========

--------------------------------------
(1) In October 2003, the Operating Partnership received approval from the lending group to modify key financial and other covenants in the Fleet I and II Term Loan. In connection with these modifications, the Operating Partnership agreed to increase the interest rate on this loan to LIBOR plus 350 basis points from LIBOR plus 325 basis points. In December 2003, the Operating Partnership retired $10.8 million of the facility to release Las Colinas Plaza and Liberty Plaza from the collateral pool. In January 2004, the Operating Partnership retired an additional $105.0 million to release the remaining Funding II Properties.

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

(4) This includes both a Deutsche Bank-CMBS note and a Fleet-Mezzanine note. The notes are due May 2004, and bear interest at the 30-day LIBOR rate plus a spread of (i) 164.7 basis points for the CMBS note (at December 31, 2003, the interest rate was 5.147%), and (ii) 600 basis points for the Mezzanine note (at December 31, 2003, the interest rate was 9.5%). The blended rate at December 31, 2003, for the two notes was 5.84%. Both notes have a LIBOR floor of 3.5%. The notes have three-year interest only terms and two one-year extension options. The Fleet-Mezzanine note is secured by the Operating Partnership's interests in Funding X and Crescent Spectrum Center, L.P. and the Operating Partnership's interest in each of their general partners.

(5) In October 2006, the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177.8 million.

(6) In December 2003, the Operating Partnership purchased $9.6 million in U.S. Treasury and government agency sponsored securities to defease approximately $8.7 million of the loan which related to Las Colinas Plaza, to release the property from the Deed of Trust. In January 2004, the Operating Partnership purchased $170.0 million in U.S. Treasury and government sponsored agency securities to

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     defease the remaining amount of the loan and release the rest of the Funding II Properties. The securities were placed in a collateral account for the sole purpose of funding payments of principal and interest on the La Salle Note II. The marketable securities have interest and maturities that coincide with the scheduled debt service payments of the loan and ultimate payment of principal in March 2006.

(7) In February 2004, the Operating Partnership exercised its option to extend this loan until February 2007.

(8) During the first quarter of 2003, the Operating Partnership paid in full the $63.5 million Cigna Note with a draw under the Operating Partnership's credit facility, and entered into the $70.0 million loan from Cigna in the second quarter of 2003.

(9) This facility is a $51.8 million line of credit secured by certain DMDC land and improvements ("vertical facility"), club facilities ("club loan"), notes receivable ("warehouse facility") and additional land ("short-term facility"). The line restricts the vertical facility and club loan to a maximum outstanding amount of $40.0 million and is subject to certain borrowing base limitations and bears interest at prime (at December 31, 2003, the interest rate was 4.0%). The warehouse facility bears interest at prime plus 100 basis points (at December 31, 2003, the interest rate was 5.0%) and is limited to $10.0 million. The short-term facility bears interest at prime plus 50 basis points (at December 31, 2003, the interest rate was 4.5%) and is limited to $1.8 million. The blended rate at December 31, 2003, for the vertical facility and club loan, the warehouse facility and the short-term facility was 4.2%.

(10) The Operating Partnership assumed this loan in connection with the Colonnade acquisition. The outstanding principal balance of this loan at maturity will be approximately $33.4 million.

(11) The outstanding principal balance of this loan at maturity will be approximately $36.1 million.

(12) In October 2003, the Operating Partnership refinanced the original $26.0 million Northwestern Life Note on 301 Congress, bearing interest of 7.66%, which had a maturity date of January 1, 2004.

(13) The Operating Partnership assumed this loan with the Hughes Center acquisitions. The outstanding principal balance of this loan at maturity will be approximately $8.7 million. The balance at December 31, 2003, includes approximately $1.1 million of premium which will be amortized over the term of the loan. The effective interest rate, including the premium, is 3.8%.

(14) The outstanding principal balance of this loan at maturity will be approximately $8.2 million.

(15) In July 2010, the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (July 2010) by making a final payment of approximately $6.1 million.

(16) The Operating Partnership's joint venture partner, which owns a 19.9% interest in the Sonoma Mission Inn & Spa, has a commitment to fund $10.0 million of future renovations at the Sonoma Mission Inn & Spa through a mezzanine loan. The Net Operating Income Hurdle Date, as defined in the loan agreement, is the date as of which the Sonoma Mission Inn & Spa has achieved an aggregate Adjusted Net Operating Income, as defined in the loan agreement, of $12 million for a period of 12 consecutive calendar months.

(17) Includes $10.8 million of fixed rate debt ranging from 2.9% to 10.5% and $36.5 million of variable rate debt ranging from 4.0% to 5.0%. In June 2003, CRDI entered into an interest rate cap agreement with Bank of America with an initial notional amount of $0.8 million, increasing monthly to up to $28.3 million in September 2004, based on the amount of the related loan. As of December 2003, $10.9 million was outstanding under this loan. The agreement limits the interest rate exposure on the notional amount to a maximum prime rate, as defined in the agreement, of 4.1%.

(18) To incur any additional debt, the indenture requires the Operating Partnership to meet thresholds for a number of customary financial and other covenants including maximum leverage ratios, minimum debt service coverage ratios, maximum secured debt as a percentage of total undepreciated assets, and ongoing maintenance of unencumbered assets. Additionally, as long as the 2009 Notes are not rated investment grade, there are restrictions on the Operating Partnership's ability to make certain payments, including distributions to shareholders, and investments.

(19) The Credit Facility requires the Operating Partnership to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios, debt service coverage ratios, limitations on additional secured and total indebtedness, limitations on distributions, and a minimum net worth requirement, and with respect solely to Funding VIII, adjusted net operating income to actual debt service, adjusted net operating income to pro forma debt service, office assets as a percentage of total assets, and minimum leasing requirements. In addition, availability under the Credit Facility is limited by total indebtedness to total asset value. At December 31, 2003, the maximum borrowing capacity under the credit facility was $379.5 million. The outstanding balance excludes letters of credit issued under the Operating Partnership's credit facility of $7.9 million which reduce the Operating Partnership's maximum borrowing capacity. In November 2003, the Operating Partnership and the lending group modified key financial and other covenants in the Credit Facility. In connection with these modifications, the Operating Partnership agreed to increase the interest rate on this facility to LIBOR plus 212.5 basis points from LIBOR plus 187.5 basis points. In December 2003, the Operating Partnership exercised its option to extend the facility's maturity to May 2005.

         The following table shows information about the Operating Partnership's consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or the Operating Partnership's anticipated payoff dates.

                                                    WEIGHTED
                                      PERCENTAGE    AVERAGE       WEIGHTED AVERAGE
 (in thousands)         BALANCE      OF DEBT (1)      RATE            MATURITY
------------------    -----------    -----------    --------      ----------------
Fixed Rate Debt       $ 1,680,408             66%        7.9%        10.4 years
Variable Rate Debt        878,291             34         4.4          1.2 years
                      -----------    -----------    --------      ----------------
Total Debt            $ 2,558,699            100%        6.8%(2)      6.8 Years
                      ===========    ===========    ========      ================

-----------------------

(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $500.0 million of hedged variable rate debt, are 85% and 15%, respectively.

(2) Including the effect of hedge arrangements, the overall weighted average interest rate would remain 6.8%.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Listed below are the aggregate principal payments by year required as of December 31, 2003 under indebtedness of the Operating Partnership. Scheduled principal installments and amounts due at maturity are included.

                    SECURED      UNSECURED    UNSECURED DEBT
(in thousands)        DEBT         DEBT       LINE OF CREDIT     TOTAL(1)
--------------    -----------    ---------    --------------    ----------
2004              $   350,385    $       -    $            -    $  350,385
2005                  359,922            -           239,000       598,922
2006                   20,985            -                 -        20,985
2007                   35,895      250,000                 -       285,895
2008                   48,356            -                 -        48,356
Thereafter            879,156      375,000                 -     1,254,156
                  -----------    ---------    --------------    ----------
                  $ 1,694,699    $ 625,000    $      239,000    $2,558,699
                  ===========    =========    ==============    ==========

----------------------------
(1) These amounts do not reflect the effect of two one-year extension options on the Deutsche Bank - CMBS Loan or the extension of the Fleet Term Loan to 2007.

         The Operating Partnership is generally obligated by its debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under the Operating Partnership's loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for the Operating Partnership's secured debt, foreclosure on the Property securing the debt. In addition, a default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, 2007 Bonds and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of December 31, 2003, no event of default had occurred, and the Operating Partnership was in compliance with all of covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the year ended December 31, 2003, there were no circumstances that required prepayment or increased collateral related to the Operating Partnership's existing debt.

         In addition to the subsidiaries listed in Note 1, "Organization and Basis of Presentation," certain other subsidiaries of the Operating Partnership and the Company were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated by the Company or the Operating Partnership and are grouped based on the Properties to which they relate, are: Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); 707 17th Street (Crescent 707 17th Street, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L.P., CRE Management X, LLC); Spectrum Center (Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC), The BAC-Colonnade (CEI Colonnade Holdings, LLC), and Crescent Finance Company.

DEFEASANCE OF LASALLE NOTE II

           In December 2003, the Operating Partnership purchased $9.6 million of U.S. Treasury and government sponsored agency securities and placed those securities into a collateral account for the sole purpose of funding payments of principal and interest payments on approximately $8.7 million of the LaSalle
Note II, in order to release the lien on the Las Colinas retail property, which was held in Funding II and sold on December 15, 2003. The initial weighted average yield on the securities was 2.10%. In January 2004, the Operating Partnership purchased an additional $170.0 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 1.76% and placed those securities into a collateral account for the sole purpose of funding payments

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of principal and interest on the remainder of the LaSalle Note II, in order to release the lien on the remaining properties securing the loan. The cash from these marketable securities have interest and maturities that coincide with the scheduled debt service payments of the senior notes and ultimate payment of principal.

ADDITIONAL DEBT FINANCING

         In January 2004, the Operating Partnership entered into an agreement with Bank of America Securities LLC ("Bank of America") and Deutsche Bank for an additional $275.0 million secured loan. The loan has an initial two-year term maturing in January 2006, with a one-year extension option and bears interest at an annual rate of LIBOR plus 275 basis points. This rate decreased to LIBOR plus 225 basis points upon closing of syndication of the loan in February 2004. The loan is secured by 10 of the 12 properties that were in Funding II at December 31, 2003. The loan is subject to the same covenant requirements as the credit facility. The net proceeds were used to reduce the outstanding principal balance of the $275.0 million Fleet Fund I and II Term Loan by approximately $104.2 million. The remaining proceeds were used to purchase U.S. Treasury and government sponsored agency securities in an amount sufficient to defease the remaining portion of LaSalle Note II.

DEBT REFINANCING AND FLEET FACILITY

         In May 2001, the Operating Partnership (i) repaid and retired the UBS Facility which consisted of the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II; (ii) repaid and retired the iStar Financial Note; and (iii) modified and replaced the Fleet Term Note II with proceeds from a $970.0 million debt refinancing. In May 2001, the Operating Partnership wrote off $10.8 million of deferred financing costs related to the early extinguishment of the UBS Facility, which is included in the Operating Partnership's Consolidated Statements of Operations as "Extinguishment of debt."

DEBT OFFERING

         On April 15, 2002, the Operating Partnership completed a private offering of $375.0 million in senior, unsecured notes due in 2009. On October 15, 2002, the Operating Partnership completed an exchange offer pursuant to which it exchanged notes registered with the SEC for $325.0 million of the privately issued notes. In addition, the Operating Partnership registered for resale the remaining $50.0 million of the privately issued notes, which were issued to Richard E. Rainwater, the Chairman of the Board of Trust Managers, and certain of his affiliates and family members. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Interest is payable on April 15, and October 15, of each year, beginning October 15, 2002.

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

12. INTEREST RATE CAPS

         In June 2003, CRDI, a consolidated subsidiary of the Operating Partnership, entered into an interest rate cap agreement with Bank of America with an initial notional amount of $0.8 million, increasing monthly to up to $28.3 million in September 2004, based on the amount of the related loan. The agreement limits the interest rate on the notional amount to a maximum prime rate, as defined in the agreement, of 4.1%.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

substantially the same, the effects of a revaluation of these instruments are expected to substantially offset each other.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. CASH FLOW HEDGES

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of December 31, 2003, the Operating Partnership had four cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

         The following table shows information regarding the Operating Partnership's cash flow hedge agreements for the year ended December 31, 2003, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                                        UNREALIZED
     ISSUE            NOTIONAL      MATURITY      REFERENCE         FAIR            ADDITIONAL        GAINS (LOSSES)
     DATE              AMOUNT         DATE           RATE       MARKET VALUE     INTEREST EXPENSE         IN OCI
--------------        --------      --------      ---------     ------------     ----------------     --------------
(in thousands)
--------------
     9/1/99          $200,000        9/2/03         6.183%      $          -     $          6,562     $        6,506
     5/15/01          200,000        2/3/03         7.110%                 -                1,048              1,057
     4/18/00          100,000       4/18/04         6.760%            (1,695)               5,619              5,185
     9/02/03          200,000        9/1/06         3.723%            (6,597)               1,741             (1,899)
     2/15/03          100,000       2/15/06         3.253%            (2,340)               1,827                 85
     2/15/03          100,000       2/15/06         3.255%            (2,345)               1,830                 87
                                                                ------------     ----------------     --------------
                                                                $    (12,977)    $         18,627     $       11,021
                                                                ============     ================     ==============

         The Operating Partnership has designated its four cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that re-prices closest to the reset dates of each cash flow hedge agreement. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in Accumulated Other Comprehensive Income. The effective portion that has been deferred in Accumulated Other Comprehensive Income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133, as amended. The Operating Partnership had no ineffectiveness related to its cash flow hedges, resulting in no earnings impact for the year ended December 31, 2003.

         Over the next 12 months, an estimated $10.1 million will be reclassified from Accumulated Other Comprehensive Income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

         CRDI, a consolidated subsidiary of the Operating Partnership, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table shows information regarding CRDI's cash flow hedge agreements and additional capitalized interest thereon as of and for the year ended December 31, 2003. Unlike the additional interest on the Operating Partnership's cash flow hedges, which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development. Also presented are the unrealized gains in Accumulated Other Comprehensive Income for the year ended December 31, 2003.

                                                                      ADDITIONAL
                  NOTIONAL    MATURITY    REFERENCE    FAIR MARKET    CAPITALIZED     UNREALIZED
  ISSUE DATE       AMOUNT       DATE        RATE          VALUE        INTEREST      GAINS IN OCI
--------------    --------    --------    ---------    -----------    -----------    ------------
(in thousands)
--------------
    9/4/01        $  4,650     9/4/03       4.12%      $         -    $        91    $        101
    9/4/01           3,700     9/4/03       4.12%                -             72              79
                                                       -----------    -----------    ------------
                                                       $         -    $       163    $        180
                                                       ===========    ===========    ============

         CRDI's hedges were perfectly effective and no earnings impact was experienced for the year ended December 31, 2003.

14. RENTALS UNDER OPERATING LEASES

         As of December 31, 2003, the Operating Partnership received rental income from the lessees of 64 consolidated Office Properties and one Resort/Hotel Property under operating leases.

         On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which the Operating Partnership acquired COPI's lessee interests in the eight Resort/Hotel Properties previously leased to COPI. Therefore, the Operating Partnership stopped recognizing rental income from operating leases for these Resort/Hotel Properties on February 14, 2002. The lease of the one Resort/Hotel Property for which the Operating Partnership continues to recognize rental income under an operating lease provides for percentage rent. For the years ended December 31, 2003, 2002 and 2001, the percentage rent amounts for the one Resort/Hotel Property were $4.9 million, $4.7 million and $4.9 million, respectively.

         In general, Office Property leases provide for the payment of fixed base rents and the reimbursement by the tenant to the Operating Partnership of annual increases in operating expenses in excess of base year operating expenses. The excess operating expense amounts totaled $80.0 million, $89.4 million and $98.7 million, for the years ended December 31, 2003, 2002 and 2001, respectively. These excess operating expenses are generally payable in equal installments throughout the year, based on estimated increases, with any differences adjusted at year end based upon actual expenses.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For non-cancelable operating leases for wholly-owned and joint venture consolidated Office Properties owned as of December 31, 2003, future minimum rentals (base rents) during the next five years and thereafter (excluding tenant reimbursements of operating expenses for Office Properties) are as follows:

                                    FUTURE MINIMUM
(in millions)                           RENTALS
-------------                       --------------
2004                                $        352.8
2005                                         326.6
2006                                         296.5
2007                                         242.6
2008                                         208.2
Thereafter                                   829.4
                                    --------------
                                    $      2,256.1
                                    ==============

         See Note 2, "Summary of Significant Accounting Policies," for discussion of revenue recognition.

15. COMMITMENTS, CONTINGENCIES AND LITIGATION

COMMITMENTS

LEASE COMMITMENTS

         The Operating Partnership has 13 wholly-owned Properties located on land that is subject to long-term ground leases, which expire between 2015 and 2080. The Operating Partnership also leases parking spaces in a parking garage adjacent to one of its Properties pursuant to a lease expiring in 2021. Lease expense associated with these leases during each of the three years ended December 31, 2003, 2002, and 2001 was $2.8 million, $2.7 million and $2.8 million, respectively. Future minimum lease payments due under such leases as of December 31, 2003, are as follows:

                                      FUTURE MINIMUM
(in thousands)                        LEASE PAYMENTS
--------------                        --------------
2004                                  $        2,212
2005                                           2,201
2006                                           2,201
2007                                           2,204
2008                                           2,211
Thereafter                                    98,180
                                      --------------
                                      $      109,209
                                      ==============

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GUARANTEE COMMITMENTS

         The FASB issued Interpretation 45 requiring a guarantor to disclose its guarantees. The Operating Partnership's guarantees in place as of December 31, 2003, are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Operating Partnership to provide additional capital to support the guarantees. The Operating Partnership has not recorded a liability associated with these guarantees as they were entered into prior to the adoption of FIN 45.

                                                                      GUARANTEED              MAXIMUM
                                                                        AMOUNT              GUARANTEED
(in thousands)                                                      OUTSTANDING AT           AMOUNT AT
DEBTOR                                                             DECEMBER 31, 2003     DECEMBER 31, 2003
--------------------------------------------------------------     -----------------     -----------------
CRDI - Eagle Ranch Metropolitan District - Letter of Credit (1)    $           7,856     $           7,856
Blue River Land Company, L.L.C.(2) (3)                                         3,492                 6,300
Main Street Partners, L.P. - Letter of Credit (2) (4)                          4,250                 4,250
                                                                   -----------------     -----------------
Total Guarantees                                                   $          15,598     $          18,406
                                                                   =================     =================

------------------------------
(1) The Operating Partnership provides a $7.9 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2) See Note 9, "Investments in Unconsolidated Companies - Unconsolidated Debt Analysis," for a description of the terms of this debt.

(3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $5.0 million outstanding at December 31, 2003, and the amount guaranteed was $3.5 million.

(4) The Operating Partnership and its joint venture partner each provide a $4.3 million letter of credit to guarantee repayment of up to $8.5 million of the loan to Main Street Partners, L.P.

OTHER COMMITMENTS

         On December 31, 2003, in accordance with the agreement to acquire the Hughes Center properties, the Operating Partnership committed to acquire, in March 2004, the undeveloped land, suitable for up to 400,000 square feet of future office space, within Hughes Center for approximately $10.0 million, $2.5 million of which is to be paid in cash and the remaining $7.5 million to be paid by the Operating Partnership in the form of a note due December 2005. See Note 25, "Subsequent Events," for information regarding the purchase of this undeveloped land.

         On September 23, 2003, the Operating Partnership entered into a one year option agreement for the future sale of approximately 1.5 acres of undeveloped investment land located in Houston, Texas, for approximately $7.8 million. The Operating Partnership received $0.01 million of consideration in September 2003. The option agreement may be extended up to four years on a yearly basis at the option of the prospective purchaser for additional consideration.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have not revealed, nor is management aware of, any environmental liabilities that management believes would have a material adverse effect on the financial position or results of operations of the Operating Partnership.

LITIGATION

         The Operating Partnership is involved from time to time in various claims and legal actions in the ordinary course of business. Management does not believe that the impact of such matters will have a material adverse effect on the Operating Partnership's financial position or results of operations when resolved. During the year ended December 31, 2003, the Operating Partnership paid $1.7 million to settle claims arising in the ordinary course of business. During the year ended December 31, 2002, the Operating Partnership received a $4.5 million litigation settlement fee, which is recorded in "Interest and other income" on the Operating Partnership's Consolidated Statements of Operations. In connection with the same litigation, the Operating Partnership incurred $2.6 million of legal fees, which is included in "Other expenses."

16. STOCK AND UNIT BASED COMPENSATION

STOCK OPTION PLANS

         Crescent Equities has two stock incentive plans, the 1995 Stock Incentive Plan (the "1995 Plan") and the 1994 Stock Incentive Plan (the "1994 Plan"). Due to the approval of the 1995 Plan, additional options and restricted shares will no longer be granted under the 1994 Plan. Under the 1994 Plan, Crescent Equities had granted, net of forfeitures, 2,509,800 options which are fully vested and no restricted shares. The maximum number of options and/or restricted shares that Crescent Equities was able to initially grant at inception under the 1995 Plan was 2,850,000 shares. The maximum aggregate number of shares available for grant under the 1995 Plan increases automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of common shares and units outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of January 1, 2004, the number of shares Crescent Equities may issue under the 1995 Plan is 9,686,745. Under the 1995 Plan, Crescent Equities had issued shares due to the exercise of options and restricted shares (net of forfeitures) of 2,035,216 and 323,718 respectively, through December 31, 2003. In addition, under the 1995 Plan, Crescent Equities had granted, net of forfeitures, unexercised options to purchase 7,096,344 shares as of December 31, 2003. Under both Plans, options are granted at a price not less than the market value of the shares on the date of grant and expire ten years from the date of grant. The options that have been granted under the 1995 Plan vest over five years, with the exception of 500,000 options that vest over two years, 250,000 options that vest over three and a half years and 60,000 options that vest six months from the initial date of grant.

         In 2002, John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner was granted the right to earn 300,000 restricted shares under the 1995 Plan. These shares vest at 100,000 shares per year on February 19, 2005, February 19, 2006 and February 19, 2007. Compensation expense is being recognized on a straight-line basis. For the year ended December 31, 2003, approximately $1.2 million was recorded as compensation expense related to this grant.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTIONS PLANS

         A summary of the status of the Company's 1994 and 1995 Plans as of December 31, 2003, 2002 and 2001 and changes during the years then ended is presented in the table below.

                                                      2003                     2002                     2001
                                            ----------------------   ----------------------   ----------------------
                                            OPTIONS TO   WTD. AVG.   OPTIONS TO   WTD. AVG.   OPTIONS TO   WTD. AVG.
                                             ACQUIRE     EXERCISE     ACQUIRE     EXERCISE     ACQUIRE     EXERCISE
    (share amounts in thousands)              SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
---------------------------------------     ----------   ---------   ----------   ---------   ----------   ---------
Outstanding as of January 1,                   7,455     $      21      6,975     $      21      7,966     $      21
Granted                                           70            16      1,017            18        559            22
Exercised                                        (95)           15       (338)           16       (747)           17
Forfeited(1)                                    (303)           29       (199)           18       (803)           20
Expired                                            -             -          -             -          -             -
                                               -----     ---------      -----     ---------      -----     ---------
Outstanding/Wtd. Avg. as of December 31,       7,127     $      21      7,455     $      21      6,975     $      21
                                               =====     =========      =====     =========      =====     =========
Exercisable/Wtd. Avg. as of December 31,       4,794     $      22      3,985     $      23      3,127     $      24
                                               =====     =========      =====     =========      =====     =========

-------------------------
(1) Includes 205 share options which were exchanged for 102.5 unit options (205 common share equivalents) with a weighted average exercise price of $34 during the year ended December 31, 2003. Excluding these share options, the weighted average exercise price would have been $19.

         The following table summarizes information about the options outstanding and exercisable at December 31, 2003.

(share amounts in thousands)

                                       OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                   ---------------------------   ----------------------------
                                    WTD. AVG.
                                      YEARS
                      NUMBER        REMAINING                       NUMBER
   RANGE OF       OUTSTANDING AT     BEFORE        WTD. AVG.     EXERCISABLE      WTD. AVG.
EXERCISE PRICES      12/31/03      EXPIRATION   EXERCISE PRICE   AT 12/31/03   EXERCISE PRICE
---------------   --------------   ----------   --------------   -----------   --------------
$11 to 19                  3,590          6.2   $           17      2,154      $           16
$19 to 27                  2,246          6.4               22      1,349                  22
$27 to 39                  1,291          4.1               32      1,291                  32
                           -----          ---   --------------      -----      --------------
$11 to 39                  7,127          5.9   $           21      4,794      $           22
                           =====          ===   ==============      =====      ==============

UNIT OPTION PLANS

         The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan (the "1995 Unit Plan") and the 1996 Unit Incentive Plan (the "1996 Unit Plan").

         Effective January 2, 2003, the 1995 Unit Plan was amended to make it available to all employees and advisors of the Company, to provide for the grant of unit options and to increase the number of units and common shares available for issuance. Prior to 2003, the 1995 Unit Plan was not available to officers or trust managers of the Company and did not provide for the grant of options. The 1995 Unit Plan has an aggregate of 400,000 common shares reserved for issuance upon the exchange of 200,000 units, which are available for issuance. As of December 31, 2003, an aggregate of 7,012 units had been distributed under the 1995 Unit Plan and during the year ended December 31, 2003, 51,100 unit options were granted under this plan. In addition, 204,500 stock options were exchanged for 102,250 unit options during the year ended December 31, 2003. There was no activity in the 1995 Unit Plan in 2002 or 2001. The unit options granted under the 1995 Unit Plan were priced at fair market value on the date of grant, vest over five years and expire ten years from the date of grant. Each unit that was issued, and each unit received upon exercise of unit options that were granted, under the 1995 Unit Plan is exchangeable for two common shares or, at the option of the Company, an equivalent amount of cash, except that any units issued to executive officers or trust managers will be exchangeable only for treasury shares unless shareholder approval is received.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The 1996 Unit Plan provides for the grant of options to acquire up to 2,000,000 units. Through December 31, 2003, the Operating Partnership had granted, net of forfeitures, options to acquire 2,000,000 units. Forfeited options are available for grant. The unit options granted under the 1996 Unit Plan were priced at fair market value on the date of grant, generally vest over seven years, and expire ten years from the date of grant. Pursuant to the terms of the unit options granted under the 1996 Unit Plan, because the fair market value of the Company's common shares equaled or exceeded $25.00 for each of ten consecutive trading days, the vesting of an aggregate of 500,000 units was accelerated and such units became immediately exercisable in 1996. In addition, 100,000 unit options vest 50% after three years and 50% after five years. Under the 1996 Unit Plan, each unit that may be purchased is exchangeable, as a result of shareholder approval in June 1997, for two common shares or, at the option of the Company, an equivalent amount of cash.

         A summary of the status of the Operating Partnership's 1995 and 1996 Unit Plans as of December 31, 2003, 2002 and 2001, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares).

(share amounts in thousands)

                                                        2003                       2002                      2001
                                             ------------------------    ----------------------    ----------------------
                                                               WTD.                      WTD.                      WTD.
                                                               AVG.                      AVG.                      AVG.
                                                             EXERCISE      SHARES      EXERCISE      SHARES      EXERCISE
                                                SHARES        PRICE      UNDERLYING     PRICE      UNDERLYING     PRICE
                                              UNDERLYING       PER          UNIT         PER          UNIT          PER
         (in thousands)                      UNIT OPTIONS     SHARE        OPTIONS      SHARE       OPTIONS        SHARE
----------------------------------------     ------------    --------    ----------    --------    ----------    --------
Outstanding as of January 1,                     2,837       $     17       2,394      $     17       2,414      $     17
Granted (1)                                        307             28         443            18           -             -
Exercised                                            -              -           -             -         (20)           18
Forfeited                                            -              -           -             -           -             -
Expired                                              -              -           -             -           -             -
                                                 -----       --------       -------    --------       -----      --------
Outstanding/Wtd. Avg. as of December 31,         3,144       $     18       2,837      $     17       2,394      $     17
                                                 =====       ========       =======    ========       =====      ========
Exercisable/Wtd. Avg. as of December 31,         2,942       $     19       2,080      $     17       1,766      $     18
                                                 =====       ========       =======    ========       =====      ========

--------------------------

(1) Includes 205 share options which were exchanged for 102.5 unit options (205 common share equivalents) with a weighted average exercise price of $34 during the year ended December 31, 2003. Excluding these unit options, the weighted average exercise price would have been $16.

         The following table summarizes information about the unit options outstanding and exercisable at December 31, 2003.

(share amounts in thousands)

                                         OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                     ---------------------------   ----------------------------
                                        WTD.
                                        AVG.
                                       YEARS
                        NUMBER       REMAINING                       NUMBER
RANGE OF EXERCISE   OUTSTANDING AT     BEFORE        WTD. AVG.     EXERCISABLE      WTD. AVG.
     PRICES            12/31/03      EXPIRATION   EXERCISE PRICE   AT 12/31/03   EXERCISE PRICE
-----------------   --------------   ----------   --------------   -----------   --------------
   $11 to 19            2,939           3.8       $           17      2,737      $          17
   $19 to 27                -             -                    -          -                  -
   $27 to 39              205           4.2                   34        205                 34
                        -----           ---       --------------      -----      --------------
   $11 to 39            3,144           3.8       $           18      2,942      $          19
                        =====           ===       ==============      =====      ==============

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNIT OPTIONS GRANTED UNDER OPERATING PARTNERSHIP AGREEMENT

         During the years ended December 31, 2003, 2002 and 2001, the Operating Partnership granted options to acquire 2,848,571 units, or 5,697,142 common share equivalents, to officers and employees. The unit options granted were priced at fair market value on the date of grant, vest over five years and expire ten years from the date of grant. Each unit received upon exercise of the unit options will be exchangeable for two common shares or, at the option of the Company, an equivalent amount of cash, except that the units will be exchangeable only for treasury shares unless shareholder approval is received.

         A summary of the status of the unit options granted under the Operating Partnership agreement as of December 31, 2003, 2002 and 2001 and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares).

(share amounts in thousands)

                                                      2003                      2002                     2001
                                            -----------------------   ----------------------   ----------------------
                                            OPTIONS TO    WTD. AVG.   OPTIONS TO   WTD. AVG.   OPTIONS TO   WTD. AVG.
                                             ACQUIRE      EXERCISE     ACQUIRE     EXERCISE     ACQUIRE     EXERCISE
                                              SHARES        PRICE       SHARES       PRICE       SHARES       PRICE
                                            ----------    ---------   ----------   ---------   ----------   ---------
Outstanding as of January 1,                  5,357       $      18        300     $      22         -      $       -
Granted                                         340              16      5,057            18       300             22
Exercised                                         -               -          -             -         -              -
Forfeited                                         -               -          -             -         -              -
Expired                                           -               -          -             -         -              -
                                              -----       ---------      -----     ---------       ---      ---------
Outstanding/Wtd. Avg. as of December 31,      5,697       $      18      5,357     $      18       300      $      22
                                              =====       =========      =====     =========       ===      =========
Exercisable/Wtd. Avg. as of December 31,        777       $      18         60     $      22         -      $       -
                                              =====       =========      =====     =========       ===      =========

         The following table summarizes information about the options outstanding and exercisable at December 31, 2003.

(share amounts in thousands)

                                         OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                     ---------------------------   ----------------------------
                                     WTD. AVG.
                                       YEARS
                        NUMBER       REMAINING                       NUMBER
RANGE OF EXERCISE   OUTSTANDING AT     BEFORE        WTD. AVG.     EXERCISABLE      WTD. AVG.
      PRICES           12/31/03      EXPIRATION   EXERCISE PRICE   AT 12/31/03   EXERCISE PRICE
-----------------   --------------   ----------   --------------   -----------   --------------
    $11 to 19           5,397           8.2       $           17       657       $           18
    $19 to 27             300           7.2                   22       120                   22
    $27 to 39               -             -                    -         -                    -
                        -----           ---       --------------       ---       --------------
    $11 to 39           5,697           8.1       $           18       777       $           18
                        =====           ===       ==============       ===       ==============

         In 2004, the Company has granted options to acquire 62,500 units as an employment inducement to two new vice presidents, Anthony B. Click and John Albright. The 125,000 common share equivalents were granted at a price equal to the fair market value on the date of grant. The unit options vest over five years, expire ten years from the date of grant and have exchange rights.

STOCK AND UNIT OPTION PLANS

         On January 1, 2003, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on a prospective basis as permitted by SFAS No. 148 "Accounting for stock-based compensation-transition and disclosure." The Operating Partnership values the Company's stock and its unit options issued using the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption.

         During the year ended December 31, 2003, the Company granted 70,000 stock options under the 1995 Plan, 51,100 unit options under the 1995 Unit Plan, and 170,000 unit options under no plan. The Operating Partnership recognized compensation expense related to these option grants which was not significant to its results of operations.

         At December 31, 2003, 2002 and 2001, the weighted average fair value of common share and common share equivalent options granted was $0.63, $1.40, and $1.83, respectively. The fair value of each option is

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated at the date of grant using the Black-Scholes option-pricing model based on the expected weighted average assumptions in the following calculation.

                                         FOR THE YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------
                                   2003               2002                2001
                                 --------           --------            --------
Life of options                  10 years           10 years            10 years
Risk-free interest rates           3.6%               4.0%                4.4%
Dividend yields                    9.9%               8.5%                8.3%
Stock price volatility            25.1%              25.1%                25.7%

17. MINORITY INTEREST

         Minority interest in real estate partnerships represents joint venture or preferred equity partners' proportionate share of the equity in certain real estate partnerships. The Operating Partnership holds a controlling interest in the real estate partnerships and consolidates the real estate partnerships into the financial statements of the Company. Income in the real estate partnerships is allocated to minority interest based on weighted average percentage ownership during the year.

         The following table summarizes minority interest as of December 31, 2003 and 2002:

                       (in thousands)                                             2003        2002
--------------------------------------------------------------------            --------    --------
Development joint venture partners - Residential Development Segment            $ 31,305    $ 24,937
Joint venture partners - Office Segment                                            8,790      11,202
Joint venture partners - Resort/Hotel Segment                                      7,028       7,833
                                                                                --------    --------
                                                                                $ 47,123    $ 43,972
                                                                                ========    ========

         The following table summarizes the minority interests' share of net income for the years ended December 31, 2003, 2002 and 2001:

                        (in thousands)                                           2003      2002       2001
------------------------------------------------------------------------        ------    -------    -------
Development joint venture partners - Residential Development Segment (1)        $1,785    $ 5,156    $     -
Joint venture partners - Office Segment                                           (576)       390        782
Joint Venture partners - Resort/Hotel Segment(1)                                  (902)      (157)         -
Subsidiary preferred equity(1)                                                       -      5,722     19,016
                                                                                ------    -------    -------
                                                                                $  307    $11,111    $19,798
                                                                                ======    =======    =======


(1) Not consolidated in 2001.

18. PARTNERS' CAPITAL

         Each Operating Partnership unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the year ended December 31, 2003, there were 4,995 units exchanged for 9,990 common shares of Crescent Equities.

         During the year ended December 31, 2002, Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, contributed an aggregate of 4,805,800 common shares to the Operating Partnership in

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange for an aggregate of 2,402,900 units. See Note 21, "Related Party Transactions - Share and Unit Exchange by Chairman," for additional information on this transaction. As a result of these transactions, the Company's percentage interest in the Operating Partnership decreased.

SHARE REPURCHASE PROGRAM

         The Company commenced its Share Repurchase Program in March 2000. On October 15, 2001, the Company's Board of Trust Managers increased from $500.0 million to $800.0 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"). There were no share repurchases under the program for the year ended December 31, 2003. As of December 31, 2003, the Company had repurchased 20,256,423 common shares under the Share Repurchase Program, at an aggregate cost of approximately $386.9 million, resulting in an average repurchase price of $19.10 per common share. The repurchase of common shares by the Company will decrease the Company's limited partner interest in the Operating Partnership, which will, result in an increase in net income per unit.

SERIES A PREFERRED OFFERINGS

         On January 15, 2004, the Company completed an offering (the "January 2004 Series A Preferred Offering") of an additional 3,400,000 Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") at a $21.98 per share price and with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $74.7 million. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of 0.6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. The Series A Preferred Shares have no stated maturity and are not subject to sinking fund or mandatory redemption. At any time, the Series A Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated accrued and unpaid distributions. Dividends on the additional Series A Preferred Shares are cumulative from November 16, 2003, and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing February 16, 2004. The annual fixed dividend on the Series A Preferred Shares is $1.6875 per share.

         In connection with the January 2004 Series A Preferred Offering, the Operating Partnership issued additional Series A Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $3.7 million, of approximately $71.0 million. The Operating Partnership used the net proceeds to pay down the Operating Partnership's credit facility.

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering ") of an additional 2,800,000 Series A Preferred Shares resulting in gross proceeds to the Company of approximately $50.4 million. In connection with the April 2002 Series A Preferred Offering, the Operating Partnership issued additional Series A Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $2.2 million, of approximately $48.2 million. The net proceeds from the April 2002 Series A Preferred offering were used by the Operating Partnership to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

SERIES B PREFERRED OFFERINGS

         On May 17, 2002, the Company completed an offering (the "May 2002 Series B Preferred Offering") of 3,000,000 Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $75.0 million. The Series B Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption, are not convertible into any other securities of the Company and may not be redeemed before May 17, 2007, except in order to preserve the Company's status as a REIT. On or after May 17, 2007, the Series B Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated, accrued and unpaid distributions. Dividends on the Series B Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing August 15, 2002. The annual fixed dividend is $2.375 per share. In connection with the May 2002

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Offering, the Operating Partnership issued Series B Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $2.8 million, of approximately $72.3 million. The net proceeds from the May 2002 Series B Preferred Offering were used by the Operating Partnership to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

         On June 6, 2002, an additional 400,000 Series B Preferred Shares were sold resulting in gross proceeds to the Company of approximately $10.0 million (the "June 2002 Series B Preferred Offering"). In connection with the June 2002 Series B Preferred Offering, the Operating Partnership issued additional Series B Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $0.04 million, of approximately $9.6 million. The net proceeds from the June 2002 Series B Preferred Offering were used the by the Operating Partnership to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

DISTRIBUTIONS

         In October 2001, the Company announced that due to its revised cash flow expectations in the uncertain economic environment and measuring its payout ratios to those of the Operating Partnership's peer group, the Operating Partnership was reducing its quarterly distribution from $1.10 per unit, or an annualized distribution of $4.40 per unit, to $0.75 per unit, or an annualized distribution of $3.00 per unit.

       The distributions to unitholders paid during the years ended December 31, 2003, 2002 and 2001, were $175.5 million, $192.7 million, and $274.4 million, respectively. These distributions represented an annualized distribution of $3.00 $3.00 and $4.05 per unit for the years ended December 31, 2003, 2002, 2001, respectively. During 2001 and through August 2002, the Company was holding 14,468,623 of its common shares in its wholly-owned subsidiary, Crescent SH IX, Inc. ("SH IX"). The distribution amounts above include $16.3 million and $29.3 million of distributions for the years ended December 31, 2002 and 2001, respectively, which were paid on the limited partner interest of the Company that was redeemed by the Operating Partnership in connection with the repurchase by the Company, during the year ended December 31, 2002, of the common shares held by SH IX. On February 16, 2004, the Operating Partnership distributed $43.9 million to unitholders.

       Distributions to Series A Preferred unitholders for the years ended December 31, 2003, 2002 and 2001, were $18.2 million, $17.0 million, and $13.5 million, respectively. The distributions per Series A Preferred unit were $1.6875 per preferred unit annualized for each of the three years. On February 16, 2004, the Operating Partnership distributed $6.0 million to Series A Preferred unitholders.

       Distributions to Series B Preferred unitholders for the years ended December 31, 2003, and 2002 were $8.1 million and $4.1 million, respectively. The distributions per Series B Preferred unit were $2.3750 per unit annualized for each of the two years. On February 16, 2004, the Operating Partnership distributed $2.0 million to Series B Preferred unitholders.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

         During the year ended December 31, 2000, the Operating Partnership formed Funding IX and issued $275.0 million of non-voting redeemable Class A units in Funding IX (the "Class A Units") to GMACCM. The Class A Units were redeemable at the Operating Partnership's option at the original price. As of December 31, 2000, the Operating Partnership had redeemed approximately $56.6 million of the Class A units in Funding IX from GMACCM. All of the Class A Units outstanding at December 31, 2000 were redeemed by Funding IX during the year ended December 31, 2002. In connection with the final redemption of Class A Units, SH IX, a wholly-owned subsidiary of the Operating Partnership, transferred the 14,468,623 common shares of the Company held by SH IX to the Company, which holds these common shares as treasury shares, and the intracompany loan between Funding IX and SH IX was repaid.

20.    INCOME TAXES

TAXABLE CONSOLIDATED ENTITIES

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of taxable consolidated entities for financial reporting purposes and the amounts used for income tax purposes. During 2003 and 2002, the taxable consolidated entities were comprised of the taxable REIT subsidiaries of the Operating Partnership.

         Significant components of the Operating Partnership's deferred tax liabilities and assets at December 31, 2003, and 2002 are as follows:

                                                                   December 31,      December 31,
                                                                      2003              2002
                                                                   ------------      -------------
Deferred Tax Liabilities:
   Residential Development Costs                                    $(21,854)          $(23,140)
   Depreciation                                                       (5,196)            (3,195)
   Minority Interest                                                  (4,782)            (4,782)
                                                                    --------           --------
Total Deferred Tax Liabilities:                                     $(31,832)          $(31,117)
                                                                    ========           ========

Deferred Tax Assets:
   Deferred Revenue                                                 $ 31,686           $ 32,066
   Hotel Lease Acquisition Costs                                       3,338              5,117
   Amortization of Intangible Assets                                   9,055              8,659
   Net Operating Loss Carryforwards                                    3,708              2,564
   Impairment of Assets                                                4,087              3,859
   Related Party Interest Expense Not Currently Deductible                 -             11,850
   Other                                                               4,399              3,486
                                                                    --------           --------
   Total Deferred Tax Assets                                        $ 56,273           $ 67,601

   Valuation Allowance for Deferred Tax Assets                        (6,935)            (6,935)
                                                                    --------           --------
   Deferred Tax Assets, Net of Valuation  Allowance                 $ 49,338           $ 60,666
                                                                    ========           ========

Net Deferred Tax Assets                                             $ 17,506           $ 29,549
                                                                    ========           ========

         In addition to the Net Deferred Tax Assets of approximately $29.5 million at December 31, 2002, the Operating Partnership had a current tax receivable of $10.2 million at December 31, 2002, comprising the total Income tax asset - current and deferred on the Operating Partnership's Consolidated Balance Sheets at December 31, 2002. At December 31, 2003, the Operating Partnership has a current income tax payable of approximately $8.0 million.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a $6.9 million valuation allowance at December 31, 2003 and 2002, necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The Operating Partnership has available net operating loss carryforwards of approximately $9.5 million at December 31, 2003, arising from the operation of the consolidated taxable REIT subsidiaries. The net operating loss carryforwards will expire between 2017 and 2021. The Operating Partnership did not record a deferred tax benefit or expense during the year ended December 31, 2001.

         Consolidated income (loss) from continuing operations subject to tax was $67.5 million and $(20.7) million for the years ended December 31, 2003 and 2002, respectively. The reconciliation of (i) income tax attributable to consolidated income (loss) subject to tax computed at the U.S. statutory rate to
(ii) income tax benefit is shown below:

                                                              Year Ended              Year Ended
                                                          December 31, 2003         December 31, 2002
                                                          -----------------         -----------------
(in thousands)                                            Amount      Percent      Amount       Percent
--------------                                            ------      -------      ------       -------
Tax at U.S. statutory rates on consolidated              $ 23,629      35.0 %     $ (7,245)     (35.0) %
   income (loss) subject to tax
State income tax, net of federal income tax benefit         2,970       4.4           (787)      (3.8)
Other                                                        (274)     (0.4)          (251)      (1.2)
Increase in valuation allowance                                 -         -          3,859       18.6
                                                         --------      ----       --------       ----
                                                         $ 26,325      39.0 %     $ (4,424)     (21.4) %
                                                         ========      ====       ========       ====

         The Operating Partnership's current tax expense for the years ended December 31, 2003 and 2002 was $11.3 and $3.3 million, respectively. The Operating Partnership's deferred tax expense (benefit) for the years ended December 31, 2003 and 2002 was $15.0 and ($7.7) million, respectively.

21.      RELATED PARTY TRANSACTIONS

DBL HOLDINGS, INC.

         Since June 1999, the Operating Partnership has contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly owned subsidiary of DBL, which committed to purchase an affiliated partnership interest representing a 12.5% interest in G2. G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity (the "G2 General Partner") that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation. The G2 General Partner is entitled to an annual asset management fee. Additionally, the G2 General Partner has a 1% interest in profits and losses of G2 and, after payment of specified amounts to partners, a promoted interest based on payments to Unaffiliated Limited Partners. As an Affiliated Limited Partner, DBL-ABC, Inc.'s returns are not impacted by the G2 General Partners's promoted interest. As of December 31, 2003, DBL-ABC, Inc. has received approximately $20.9 million cumulative distributions and recognized approximately $10.0 million cumulative net income, bringing the investment balance to approximately $13.3 million.

         The ownership structure of GMSPLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater and approximately 6% is owned by John C. Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. The remaining approximately 2% general partnership interest is owned by unrelated parties.

         On January 2, 2003, the Operating Partnership purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL from Mr. Goff. Total consideration paid for Mr. Goff's interest was $0.4 million. The Board of Trust Managers of the Company, including all the independent trust managers, approved the transaction based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by the Operating Partnership and is consolidated in the Residential Development Segment as of and for the year ended December 31, 2003. Also, because DBL owns a majority of the

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

voting stock in MVDC and HADC, the Operating Partnership consolidated these two Residential Development Corporations as of and for the year ended December 31, 2003.

COPI COLORADO, L. P.

        On February 14, 2002, the Operating Partnership executed an agreement with COPI, pursuant to which COPI transferred to the Operating Partnership, COPI's 60% general partner interest in COPI Colorado, L.P. ("COPI Colorado"), the partnership that owned a 10% interest, representing all of the voting stock , in CRDI. John Goff, Vice Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, owned a 20% interest in COPI Colorado, and the remaining 20% interest was owned by a third party. As a result of this transaction, the Operating Partnership indirectly owned a 96% interest in CRDI. John Goff owned a 2% interest in CRDI and the remaining 2% interest was owned by the third party. The Operating Partnership fully consolidated the operations of CRDI as of the date of the asset transfer.

         On December 30, 2002, the Operating Partnership purchased the 40% interest in COPI Colorado from Mr. Goff and the third party, bringing the Operating Partnership's ownership in COPI Colorado and CRDI to 100%. The purchase price of the 40% interest in COPI Colorado was $5.6 million, of which $2.8 million was paid to Mr. Goff. The Board of Trust Managers of the Company, including all of the independent trust managers, approved the transaction, based in part on an appraisal of the assets of COPI Colorado by an independent appraisal firm. Subsequent to the transaction, the Operating Partnership dissolved COPI Colorado and contributed its assets, all the voting stock of CRDI, to Crescent TRS Holdings Corp.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of December 31, 2003, the Operating Partnership had approximately $38.0 million loan balances outstanding, inclusive of current interest accrued of approximately $0.2 million, to certain employees and trust managers of the Operating Partnership and the Company on a recourse basis pursuant to the Company's and the Operating Partnership's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Directors and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company and units of the Operating Partnership pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, had a loan representing $26.3 million of the $37.8 million total outstanding loans at December 31, 2003. No conditions exist at December 31, 2003 which would cause any of the loans to be in default.

         Every month, federal short-term, mid-term and long-term rates (Applicable Federal Rates) ("AFR") are determined and published by the IRS based upon average market yields of specified maturities. On November 1, 2001, existing loans were amended to reduce the interest rates for their remaining terms to the Applicable Federal Rates. As a result, the interest rates on loans with remaining terms of three years or less at November 1, 2001 were reduced to approximately 2.7% per year and the interest rates on loans with remaining terms greater than three years as of November 1, 2001 were reduced to approximately 4.07% per year. These amended interest rates reflected below prevailing market interest rates and, in accordance with GAAP, the Operating Partnership recorded $0.8 million of compensation expense for the year ended December 31, 2001.

         The Operating Partnership granted additional loans during 2002 through July 29, 2002, with interest rates equal to the AFR of 2.70% to 2.81%, which reflect below prevailing market interest rates and, in accordance with GAAP, the Operating Partnership recorded compensation expense. On July 29, 2002, the loans made pursuant to the Company's stock incentive plans were amended to extend the remaining terms of the loans until July 2012, and to stipulate that every three years the interest rate on the loans would be adjusted to the AFR applicable at that time for a three-year loan, reflecting a below prevailing market interest rate. Additionally, the employees and trust managers were given the option, at any time, to fix the interest rate for each of the loans to the AFR applicable at that time for a loan with a term equal to the remaining term of the loan. The July 29, 2002, amendment resulted in $1.9 million of additional compensation expense for the year ended December 31, 2002, recorded in "Other

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses" in the Operating Partnership's Consolidated Statements of Operations. Effective July 29, 2002, the Operating Partnership ceased offering to employees and Trust Managers the option to obtain loans pursuant to the Company's and the Operating Partnership's stock and unit incentive plans. On July 29, 2003, each of the employees and trust managers elected to fix the interest rate on the loans. As a result, the interest rate on the loans, each with a remaining term of nine years, was reduced to 2.52% per year.

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

         On October 15, 2002, November 14, 2002, and November 20, 2002, Mr. Rainwater contributed 3,050,000, 700,800 and 1,055,000, respectively, of his common shares to the Operating Partnership in exchange for 1,525,000, 350,400 and 527,500 units, respectively. Each of the units issued to Mr. Rainwater may be exchanged for two common shares. The Operating Partnership immediately contributed the common shares that it received from Mr. Rainwater, in the aggregate amount of 4,805,000 common shares, to the Company and, as required by the limited partnership agreement of the Operating Partnership, redeemed a portion of the Company's limited partner interest in the Operating Partnership equal in value to the value of the common shares that the Operating Partnership contributed to the Company. In accordance with the terms of the Operating Partnership's limited partnership agreement, the shares and the interest were valued at the closing price of the Company's common shares on the New York Stock Exchange on the date immediately preceding the date of the contributions. The closing price of the common shares was $14.62 on October 14, 2002, $14.94 on November 13, 2002 and $15.38 on November 19, 2002. As a result of these transactions, the Company's percentage interest in the Operating Partnership decreased.

         In September 2002, Mr. Rainwater sold 300,000 of the Company's common shares to a family member. In November 2002, in connection with the share and unit exchange transaction described above, Mr. Rainwater purchased common shares of the Company in the open market. Because the transactions occurred within a six month period and the price per share of the September sale exceeded the price per share of the November purchase, Mr. Rainwater was deemed to have received a short swing profit under the provisions of Section 16(b) of the Securities Exchange Act of 1934. In accordance with Section 16(b), Mr. Rainwater paid the entire $0.3 million amount of the profit to the Operating Partnership on November 20, 2002. The payment was a contribution by the Company to the Operating Partnership.

OTHER

         On June 28, 2002, the Operating Partnership purchased the home of an executive officer to facilitate the hiring and relocation of this executive officer. The purchase price for the home was approximately $2.6 million. The Operating Partnership is actively marketing this asset for sale and has recognized an impairment charge of approximately $0.6 million, net of taxes, during the year ended December 31, 2003, based on market conditions.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                  FOR THE 2003 QUARTER ENDED
---------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                      MARCH 31,     JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
Total Property Revenues                                            $ 234,570      $ 237,509      $ 214,511      $   262,654
Total Property Expenses                                              133,576        143,115        172,992          170,566
Income (loss) from continuing operations before minority
 interests and income taxes                                           (4,012)        (2,100)         3,813           74,324
Minority interests                                                     1,181         (1,611)          (308)             431
Income tax  (provision) benefit                                        2,515          3,090          4,940          (36,870)

Income (loss) from discontinued operations                             1,431          2,287         (2,210)             397
Impairment charges related to real estate assets from
  discontinued operations                                            (15,828)          (990)        (2,356)          (9,690)
(Loss) gain on real estate from discontinued operations                 (339)           (49)           (24)          12,546
Net (loss) income available to partners                              (21,625)        (5,947)        (2,720)          34,560

Per unit data:
 Basic Earnings Per Unit
   - Net (loss) income available to partners before
      discontinued operations and cumulative effect of a
      change in accounting principle                                   (0.12)         (0.12)          0.03             0.53
   - Income (loss) from discontinued operations, net of
      minority interests                                                0.02           0.04          (0.04)            0.01
   Impairment charges related to real estate assets from
      discontinued operations                                          (0.27)         (0.02)         (0.04)           (0.17)
   - (Loss) gain on real estate from discontinued operations               -              -              -             0.22
   - Net (loss) income available to partners - basic                   (0.37)         (0.10)         (0.05)            0.59

 Diluted Earnings Per Unit
    -(Loss) income available to partners before discontinued
      operations and cumulative effect of a change in
      accounting principle                                             (0.12)         (0.12)          0.03             0.53
    - Income (loss) from discontinued operations                        0.02           0.04          (0.04)            0.01
    Impairment charges related to real estate assets from
      discontinued operations                                          (0.27)         (0.02)         (0.04)           (0.17)
    - (Loss) gain on real estate from discontinued operations              -              -              -             0.22
    - Net (loss) income available to partners - diluted                (0.37)         (0.10)         (0.05)            0.59

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       FOR THE 2002 QUARTER ENDED
--------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                           MARCH 31,     JUNE 30,      SEPTEMBER 30,  DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------------
Total Property Revenues                                                 $  219,411   $  279,074        $ 245,007    $  258,986
Total Property Expenses                                                    118,483      168,368          175,869       172,592
Income from continuing operations before minority interests
 and income taxes                                                           23,236       20,298           30,713        34,048
Minority interests                                                          (4,651)      (3,722)            (986)       (1,752)
Income tax  (provision) benefit                                              5,380         (874)           2,033        (2,115)

Net income from discontinued operations, net of minority
interests                                                                    3,931          891            1,123         8,789
Impairment charges related to real estate assets from
  discontinued operations, net of minority interests                        (2,048)           -                -        (2,630)
Gain on real estate from discontinued operations, net of
  minority interests                                                         4,243        1,424            1,631         4,504
Cumulative effect of a change in accounting principle                      (10,327)           -                -             -
Income available to partners                                                17,860       13,661           26,470        33,399

Per unit data:
 Basic Earnings Per Common Unit
    -Income available to partners before discontinued
      operations and cumulative effect of a change in
      accounting principle                                                    0.34         0.17             0.37          0.39
    - Income from discontinued  operations, net of minority
      interests                                                               0.06         0.01             0.02          0.15

    Impairment charges related to real estate assets from
      discontinued operations, net of minority interests                     (0.03)           -                -         (0.04)
    - Gain (loss) on real estate from discontinued operations                 0.06         0.03             0.03          0.07
    - Cumulative effect of change in accounting principle                    (0.16)           -                -             -
    - Net income available to partners- basic                                 0.27         0.21             0.42          0.57

 Diluted Earnings Per Common Unit
    -Income available to partners before discontinued
      operations and cumulative effect of a change in
      accounting principle                                                    0.34         0.17             0.37          0.39
    - Income from discontinued operations                                     0.06         0.01             0.02          0.15
    Impairment charges related to real estate assets from
      discontinued operations                                                (0.03)           -                -         (0.04)
    - Gain (loss) on real estate from discontinued operations                 0.06         0.03             0.03          0.07
    - Cumulative effect of change in accounting principle                    (0.16)           -                -             -
    - Net income available to partners- diluted                               0.27         0.21             0.42          0.57

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.      COPI

         In April 1997, the Operating Partnership established a new Delaware corporation, COPI. COPI was formed to become a lessee and operator of various assets to be acquired by the Operating Partnership. Subsidiaries of COPI became lessees of eight of the Resort/Hotel Properties. In addition, the Operating Partnership made loans to COPI under a line of credit and various term loans.

         The Operating Partnership stopped recording rent from the leases of the eight Resort/Hotel Properties leased to subsidiaries of COPI on October 1, 2001, and recorded impairment and other adjustments related to COPI in the fourth quarter of 2001, based on the estimated fair value of the underlying assets.

IMPAIRMENT AND OTHER ADJUSTMENTS RELATED TO COPI

Resort/Hotel Accounts Receivable, net of allowance                $ 33,200
Resort/Hotel Deferred Rent Receivable                               12,700
Notes Receivable and Accrued Interest                               71,500
Asset transaction costs                                              2,800
                                                                  --------
                                                                  $120,200

Less estimated collateral vale to be received from COPI:
Estimated Fair Value of Resort/Hotel FF&E                         $  6,900
Estimated Fair Value of Voting Stock of
   Residential Development Corporations                             38,500
                                                                  --------
                                                                    45,400
                                                                  --------
Impairment of assets                                              $ 74,800

Plus Estimated Costs Related to COPI bankruptcy                     18,000
                                                                  --------
Impairment and other charges related to COPI                      $ 92,800
                                                                  ========

         On February 14, 2002, pursuant to an agreement (the "Agreement") with COPI, the Operating Partnership acquired COPI's lessee interests in the eight Resort/Hotel Properties and all of COPI's voting interests in three of the Operating Partnership's Residential Development Corporations and other assets. In connection with the acquisition, COPI's rent and debt obligations to the Operating Partnership were reduced.

         The Operating Partnership holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three wholly-owned taxable REIT subsidiaries of the Operating Partnership. Since February 15, 2002, the Operating Partnership has included these assets in its Resort/Hotel Segment and its Residential Development Segment, and fully consolidated the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations.

         The Agreement provides that COPI and the Operating Partnership will jointly seek to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Operating Partnership has agreed to provide approximately $14.0 million to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Operating Partnership also agreed, however, that the Company will issue common shares with a minimum dollar value of approximately $2.2 million to the COPI stockholders, even if it would cause the total costs, claims and expenses that it pays to exceed $14.0 million. Since February 15, 2002, the Operating Partnership has loaned $5.8 million to COPI to fund costs, claims and expenses relating to the bankruptcy and related transactions. Currently, the Operating Partnership estimates that the value of the common shares that will be issued to the COPI stockholders will be approximately $2.2 million.

         In addition, the Operating Partnership has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. The Operating Partnership expects to form and capitalize a new entity ("Crescent Spinco"), to be owned by the

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.      BEHAVIORAL HEALTHCARE PROPERTIES

         As of December 31, 2000, the Operating Partnership owned 28 behavioral healthcare properties. The former tenant of the behavioral healthcare properties declared bankruptcy and ceased operations in 2000.

         The Operating Partnership received approximately $6.0 million in repayment of a working capital loan from the former tenant during the year ended December 31, 2001, which was previously written off and is included in Interest and other income on the Consolidated Statements of Operations.

         This table presents the dispositions of behavioral healthcare properties by year including the number of properties sold, net proceeds received, gains on sales and impairments recognized. Depreciation has not been recognized since the dates the behavioral healthcare properties were classified as held for sale.

                        Number of
(dollars in millions)  Properties           Net
     Year                 Sold            Proceeds         Gain       Impairments(2)
------------------     -----------     ---------------   --------     ---------------
     2003                   6          $    11.2(1)      $     -      $          4.8
     2002                   3                4.6               -                 3.2
     2001                  18               34.7             1.6                 8.5
     2000                  60              233.7            58.6                 9.3

--------------
(1) The sale of one property on February 27, 2003 also generated a note receivable in the amount of $0.7 million, with interest only payments beginning March 2003, through maturity in February 2005. The interest rate is the prime rate, as defined in the note, plus 1.0%.

(2) The impairment charges represent the difference between the carrying values and the estimated sales prices less the costs of the sales for all properties held for sale during the respective year.

         As of December 31, 2003, the Operating Partnership owned one behavioral healthcare property. After recognition of a $0.9 million impairment relating to this property in 2003, the carrying value of the remaining behavioral healthcare property at December 31, 2003, was approximately $2.3 million. The Operating Partnership has entered into a contract to sell the Property and anticipates that the sale will close in the second quarter of 2004.

25.      SUBSEQUENT EVENTS

ASSETS HELD FOR SALE

         Subsequent to December 31, 2003, four Office Properties were classified as held for sale in accordance with SFAS No. 144 as a result of management of the Operating Partnership committing to a plan to sell these Office Properties. The Properties, including 3333 Lee Parkway located in the Uptown/Turtle Creek submarket in Dallas, Texas, 5050 Quorum and Addison Tower, both located in the Quorum/Bent Tree submarket in Dallas, Texas, and Ptarmigan Place located in the Cherry Creek submarket in Denver, Colorado are currently being marketed for sale and anticipated to be sold during 2004. The following table indicates the carrying value at December 31, 2003 and 2002 of the major classes of assets of these Office Properties.

(in thousands)                           2003                2002
-----------------------------------------------------------------
Land                                   $  8,104           $  8,104
Buildings and improvements               66,471             70,220
Accumulated depreciation                (15,578)           (17,191)
Other assets, net                         2,047              2,923
                                       ---------------------------
Net investment in real estate          $ 61,044           $ 64,056
                                       ===========================

UNDEVELOPED LAND - HUGHES CENTER

         On March 1, 2004, in accordance with the agreement to acquire the Hughes Center Properties, the Operating Partnership completed the purchase of two tracts of undeveloped land in Hughes Center from the Rouse

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company for $10.0 million. The purchase was funded by $7.5 million loans from the Rouse Company and a draw on the Operating Partnership's credit facility.

                                                                    SCHEDULE III


                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
        CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                             (dollars in thousands)

                                                                                        Costs
                                                                                      Capitalized       Impairment
                                                                                      Subsequent to     to Carrying
                                                           Initial Costs(1)            Acquisition        Value
                                                    ------------------------------   ----------------  -------------
                                                                                     Land, Buildings,   Buildings,
                                                                                      Improvements,    Improvements,
                                                                                       Furniture,        Furniture,
                                                                     Buildings and    Fixtures and     Fixtures and
                    Description                         Land         Improvements       Equipment        Equipment
-------------------------------------------------   -------------    -------------   ----------------  -------------
The Citadel, Denver, CO                             $       1,803    $      17,259    $       1,926    $          --
Las Colinas Plaza, Irving, TX(3)                            2,576            7,125           (9,701)              --
Carter Burgess Plaza, Fort Worth, TX                        1,375           66,649           24,970               --
The Crescent Office Towers, Dallas, TX                      6,723          153,383           22,387               --
MacArthur Center I & II, Irving, TX                           704           17,247              581               --
125. E. John Carpenter Freeway, Irving, TX                  2,200           48,744            7,626               --
Regency Plaza One, Denver, CO                                 950           31,797            1,344               --
The Avallon, Austin, TX                                       475           11,207           12,403               --
Waterside Commons, Irving, TX                               3,650           20,135            6,340               --
Two Renaissance Square, Phoenix, AZ                            --           54,412            6,277               --
Liberty Plaza I & II, Dallas, TX(4)                         1,650           15,956            1,316           (4,300)
Denver Marriott City Center, Denver, CO                        --           50,364           11,320               --
707 17th Street, Denver, CO                                    --           56,593           11,162               --
Spectrum Center, Dallas, TX                                 2,000           41,096            6,579               --
Ptarmigan Place, Denver, CO                                 3,145           28,815            1,950               --
Stanford Corporate Centre, Dallas, TX                          --           16,493            7,559           (1,200)
Barton Oaks Plaza One, Austin, TX                             900            8,207            1,863               --
The Aberdeen, Dallas, TX                                      850           25,895              511               --
12404 Park Central, Dallas, TX(5)                           1,604           14,504              937           (3,400)
Briargate Office and
   Research Center, Colorado Springs, CO                    2,000           18,044            1,527               --
Park Hyatt Beaver Creek, Avon, CO                          10,882           40,789           20,492               --

Albuquerque Plaza, Albuquerque, NM                             --           36,667            3,233               --
Hyatt Regency Albuquerque, Albuquerque, NM                     --           32,241            4,864               --
The Woodlands Office Properties, Houston, TX(6)            14,400           44,388          (58,788)              --
Sonoma Mission Inn & Spa, Sonoma, CA                       10,000           44,922           35,396               --
Canyon Ranch, Tucson, AZ                                   10,609           43,038           19,868               --
3333 Lee Parkway, Dallas, TX                                1,450           13,177            3,259               --
Greenway I & IA, Richardson, TX                             1,701           15,312              995               --
Frost Bank Plaza, Austin, TX                                   --           36,019            3,904               --
301 Congress Avenue, Austin, TX                     $       2,000    $      41,735    $       7,217    $          --




                                                    -----------------------------
                                                                     Buildings,
                                                                    Improvements,
                                                                     Furniture,
                                                                    Fixtures and                      Accumulated        Date of
                    Description                         Land         Equipment          Total        Depreciation     Construction
-------------------------------------------------   -------------   -------------   -------------    -------------    -------------
The Citadel, Denver, CO                             $       1,803   $      19,185   $      20,988    $     (12,865)            1987
Las Colinas Plaza, Irving, TX(3)                               --              --              --               --             1989
Carter Burgess Plaza, Fort Worth, TX                        1,375          91,619          92,994          (38,319)            1982
The Crescent Office Towers, Dallas, TX                      6,723         175,770         182,493         (104,060)            1985
MacArthur Center I & II, Irving, TX                           880          17,652          18,532           (5,652)       1982/1986
125. E. John Carpenter Freeway, Irving, TX                  2,200          56,370          58,570          (13,317)            1982
Regency Plaza One, Denver, CO                                 950          33,141          34,091           (8,032)            1985
The Avallon, Austin, TX                                     1,069          23,016          24,085           (6,196)            1986
Waterside Commons, Irving, TX                               3,650          26,475          30,125           (5,424)            1986
Two Renaissance Square, Phoenix, AZ                            --          60,689          60,689          (14,452)            1990
Liberty Plaza I & II, Dallas, TX(4)                         1,650          12,972          14,622           (4,031)       1981/1986
Denver Marriott City Center, Denver, CO                        --          61,684          61,684          (17,520)            1982
707 17th Street, Denver, CO                                    --          67,755          67,755          (13,255)            1982
Spectrum Center, Dallas, TX                                 2,000          47,675          49,675          (11,666)            1983
Ptarmigan Place, Denver, CO                                 3,145          30,765          33,910           (6,876)            1984
Stanford Corporate Centre, Dallas, TX                          --          22,852          22,852           (5,741)            1985
Barton Oaks Plaza One, Austin, TX                             900          10,070          10,970           (2,629)            1986
The Aberdeen, Dallas, TX                                      850          26,406          27,256           (8,485)            1986
12404 Park Central, Dallas, TX(5)                           1,604          12,041          13,645           (3,241)            1987
Briargate Office and
   Research Center, Colorado Springs, CO                    2,000          19,571          21,571           (3,901)            1988
Park Hyatt Beaver Creek, Avon, CO                          10,882          61,281          72,163          (14,110)            1989

Albuquerque Plaza, Albuquerque, NM                            101          39,799          39,900           (8,179)            1990
Hyatt Regency Albuquerque, Albuquerque, NM                     --          37,105          37,105          (10,343)            1990
The Woodlands Office Properties, Houston, TX(6)                --              --              --               --        1980-1996
Sonoma Mission Inn & Spa, Sonoma, CA                       10,000          80,318          90,318           (7,386)            1927
Canyon Ranch, Tucson, AZ                                   13,955          59,560          73,515          (13,094)            1980
3333 Lee Parkway, Dallas, TX                                1,468          16,418          17,886           (5,472)            1983
Greenway I & IA, Richardson, TX                             1,701          16,307          18,008           (2,779)            1983
Frost Bank Plaza, Austin, TX                                   --          39,923          39,923           (8,357)            1984
301 Congress Avenue, Austin, TX                     $       2,000   $      48,952   $      50,952    $     (10,496)            1986


                                                                    Life on Which
                                                                   Depreciation in
                                                                    Latest Income
                                                     Acquisition     Statement Is
                    Description                         Date          Computed
-------------------------------------------------   -------------  ---------------
The Citadel, Denver, CO                                      1987              (2)
Las Colinas Plaza, Irving, TX(3)                             1989              (2)
Carter Burgess Plaza, Fort Worth, TX                         1990              (2)
The Crescent Office Towers, Dallas, TX                       1993              (2)
MacArthur Center I & II, Irving, TX                          1993              (2)
125. E. John Carpenter Freeway, Irving, TX                   1994              (2)
Regency Plaza One, Denver, CO                                1994              (2)
The Avallon, Austin, TX                                      1994              (2)
Waterside Commons, Irving, TX                                1994              (2)
Two Renaissance Square, Phoenix, AZ                          1994              (2)
Liberty Plaza I & II, Dallas, TX(4)                          1994              (2)
Denver Marriott City Center, Denver, CO                      1995              (2)
707 17th Street, Denver, CO                                  1995              (2)
Spectrum Center, Dallas, TX                                  1995              (2)
Ptarmigan Place, Denver, CO                                  1995              (2)
Stanford Corporate Centre, Dallas, TX                        1995              (2)
Barton Oaks Plaza One, Austin, TX                            1995              (2)
The Aberdeen, Dallas, TX                                     1995              (2)
12404 Park Central, Dallas, TX(5)                            1995              (2)
Briargate Office and                                                           (2)
   Research Center, Colorado Springs, CO                     1995              (2)
Park Hyatt Beaver Creek, Avon, CO                            1995              (2)

Albuquerque Plaza, Albuquerque, NM                           1995              (2)
Hyatt Regency Albuquerque, Albuquerque, NM                   1995              (2)
The Woodlands Office Properties, Houston, TX(6)         1995/1996              (2)
Sonoma Mission Inn & Spa, Sonoma, CA                         1996              (2)
Canyon Ranch, Tucson, AZ                                     1996              (2)
3333 Lee Parkway, Dallas, TX                                 1996              (2)
Greenway I & IA, Richardson, TX                              1996              (2)
Frost Bank Plaza, Austin, TX                                 1996              (2)
301 Congress Avenue, Austin, TX                              1996              (2)

                                                                    SCHEDULE III

                                                                                        Costs
                                                                                      Capitalized       Impairment
                                                                                      Subsequent to     to Carrying
                                                           Initial Costs(1)            Acquisition        Value
                                                    ------------------------------   ----------------  -------------
                                                                                     Land, Buildings,   Buildings,
                                                                                      Improvements,    Improvements,
                                                                                       Furniture,        Furniture,
                                                                     Buildings and    Fixtures and     Fixtures and
                    Description                         Land         Improvements       Equipment        Equipment
-------------------------------------------------   -------------    -------------   ----------------  -------------
Chancellor Park, San Diego, CA                              8,028           23,430           (5,026)              --
Canyon Ranch, Lenox, MA                                     4,200           25,218           18,244               --
Greenway Plaza Office Portfolio, Houston, TX               27,204          184,765          107,932               --
1800 West Loop South, Houston, TX(7)                        4,165           40,857            4,394          (16,400)
55 Madison, Denver, CO                                      1,451           13,253            1,656               --
44 Cook, Denver, CO                                         1,451           13,253            2,909               --
Trammell Crow Center, Dallas, TX                           25,029          137,320           16,034               --
Greenway II, Richardson, TX                                 1,823           16,421            4,106               --
Fountain Place, Dallas, TX                                 10,364          103,212           10,339               --
Behavioral Healthcare Facilities(8)                        89,000          301,269         (257,359)        (130,196)
Houston Center, Houston, TX                                25,003          224,041           39,031               --
Ventana Country Inn, Big Sur, CA                            2,782           26,744            5,311               --
5050 Quorum, Dallas, TX                                       898            8,243            2,366               --
Addison Tower, Dallas, TX                                     830            7,701              985               --
Palisades Central I, Dallas, TX                             1,300           11,797            1,354               --
Palisades Central II, Dallas, TX                            2,100           19,176            3,963               --
Stemmons Place, Dallas, TX                                     --           37,537            4,397               --
The Addison, Dallas, TX                                     1,990           17,998            1,355               --
Sonoma Golf Course, Sonoma, CA                             14,956               --            5,777               --
Austin Centre,  Austin, TX                                  1,494           36,475            2,334               --
Omni Austin Hotel,  Austin, TX                              2,409           56,670            1,025               --
Post Oak Central, Houston, TX                              15,525          139,777           15,535               --
Datran Center, Miami, FL                                       --           71,091            5,509               --
Avallon Phase II,  Austin, TX                               1,102           23,401          (11,474)              --
Plaza Park Garage                                           2,032           14,125              613               --
Johns Manville Plaza, Denver, CO                            9,128           74,937            1,788               --
The Colonnade, Coral Gables, FL(9)                          2,600           39,557               50               --
Hughes Center, Las Vegas, NV(10)                            8,191           27,795               --               --
Desert Mountain Development Corp.(11)                     120,907           60,487           57,764               --
Crescent Resort Development, Inc.(11)                     367,647           23,357          (21,758)              --
Mira Vista Development Company(11) (12)                     3,059            2,234             (801)              --
Houston Area Development Corporation(11) (12)               2,740               --               60               --
The Woodlands Land Company(6)                               9,646               --           (9,646)              --
Crescent Plaza Phase I, Dallas, TX                          6,962               --            2,837               --
Land held for development or sale, Houston, TX             51,448               --           (8,121)              --
Land held for development or sale, Dallas, TX(13)          27,288               --           (9,516)              --
Crescent Real Estate Equities L.P.                  $          --    $          --    $      33,502    $          --
Other                                                      18,588           11,351            8,837               --


                                                    -----------------------------
                                                                     Buildings,
                                                                    Improvements,
                                                                     Furniture,
                                                                    Fixtures and                      Accumulated        Date of
                    Description                         Land         Equipment          Total        Depreciation     Construction
-------------------------------------------------   -------------   -------------   -------------    -------------    -------------
Chancellor Park, San Diego, CA                              2,328          24,104          26,432           (4,538)            1988
Canyon Ranch, Lenox, MA                                     4,200          43,462          47,662           (9,252)            1989
Greenway Plaza Office Portfolio, Houston, TX               25,200         294,701         319,901          (69,896)       1969-1982
1800 West Loop South, Houston, TX(7)                        4,106          28,910          33,016           (7,205)            1982
55 Madison, Denver, CO                                      1,451          14,909          16,360           (3,024)            1982
44 Cook, Denver, CO                                         1,451          16,162          17,613           (4,081)            1984
Trammell Crow Center, Dallas, TX                           25,029         153,354         178,383          (30,711)            1984
Greenway II, Richardson, TX                                 1,823          20,527          22,350           (2,949)            1985
Fountain Place, Dallas, TX                                 10,364         113,551         123,915          (20,074)            1986
Behavioral Healthcare Facilities(8)                           865           1,849           2,714             (405)       1983-1989
Houston Center, Houston, TX                                25,003         263,072         288,075          (41,871)       1974-1983
Ventana Country Inn, Big Sur, CA                            2,782          32,055          34,837           (6,153)       1975-1988
5050 Quorum, Dallas, TX                                       898          10,609          11,507           (1,780)       1980/1986
Addison Tower, Dallas, TX                                     830           8,686           9,516           (1,450)       1980/1986
Palisades Central I, Dallas, TX                             1,300          13,151          14,451           (2,365)       1980/1986
Palisades Central II, Dallas, TX                            2,100          23,139          25,239           (4,818)       1980/1986
Stemmons Place, Dallas, TX                                     --          41,934          41,934           (7,632)       1980/1986
The Addison, Dallas, TX                                     1,990          19,353          21,343           (3,240)       1980/1986
Sonoma Golf Course, Sonoma, CA                             15,399           5,334          20,733             (486)            1929
Austin Centre,  Austin, TX                                  1,494          38,809          40,303           (6,357)            1986
Omni Austin Hotel,  Austin, TX                              2,409          57,695          60,104          (10,277)            1986
Post Oak Central, Houston, TX                              15,525         155,312         170,837          (23,102)       1974-1981
Datran Center, Miami, FL                                       --          76,600          76,600          (11,459)       1986-1992
Avallon Phase II,  Austin, TX                                 640          12,389          13,029             (795)            1997
Plaza Park Garage                                           2,032          14,738          16,770           (1,985)            1998
Johns Manville Plaza, Denver, CO                            9,128          76,725          85,853           (2,843)            1978
The Colonnade, Coral Gables, FL(9)                          2,600          39,607          42,207             (382)            1989
Hughes Center, Las Vegas, NV(10)                            8,191          27,795          35,986               --        1986-1999
Desert Mountain Development Corp.(11)                     168,435          70,723         239,158          (31,449)              --
Crescent Resort Development, Inc.(11)                     327,276          41,970         369,246           (2,700)              --
Mira Vista Development Company(11) (12)                     1,715           2,777           4,492             (647)              --
Houston Area Development Corporation(11) (12)               2,800              --           2,800               --               --
The Woodlands Land Company(6)                                  --              --              --               --               --
Crescent Plaza Phase I, Dallas, TX                          6,962           2,837           9,799               --               --
Land held for development or sale, Houston, TX             43,327              --          43,327               --               --
Land held for development or sale, Dallas, TX(13)          17,772              --          17,772               --               --
Crescent Real Estate Equities L.P.                  $         725   $      32,777   $      33,502    $      (8,664)              --
Other                                                      16,609          22,167          38,776           (1,150)              --


                                                                    Life on Which
                                                                   Depreciation in
                                                                    Latest Income
                                                     Acquisition     Statement Is
                    Description                         Date          Computed
-------------------------------------------------   -------------  ---------------
Chancellor Park, San Diego, CA                               1996              (2)
Canyon Ranch, Lenox, MA                                      1996              (2)
Greenway Plaza Office Portfolio, Houston, TX                 1996              (2)
1800 West Loop South, Houston, TX(7)                         1997              (2)
55 Madison, Denver, CO                                       1997              (2)
44 Cook, Denver, CO                                          1997              (2)
Trammell Crow Center, Dallas, TX                             1997              (2)
Greenway II, Richardson, TX                                  1997              (2)
Fountain Place, Dallas, TX                                   1997              (2)
Behavioral Healthcare Facilities(8)                          1997              (2)
Houston Center, Houston, TX                                  1997              (2)
Ventana Country Inn, Big Sur, CA                             1997              (2)
5050 Quorum, Dallas, TX                                      1997              (2)
Addison Tower, Dallas, TX                                    1997              (2)
Palisades Central I, Dallas, TX                              1997              (2)
Palisades Central II, Dallas, TX                             1997              (2)
Stemmons Place, Dallas, TX                                   1997              (2)
The Addison, Dallas, TX                                      1997              (2)
Sonoma Golf Course, Sonoma, CA                               1998              (2)
Austin Centre,  Austin, TX                                   1998              (2)
Omni Austin Hotel,  Austin, TX                               1998              (2)
Post Oak Central, Houston, TX                                1998              (2)
Datran Center, Miami, FL                                     1998              (2)
Avallon Phase II,  Austin, TX                                  --              (2)
Plaza Park Garage                                              --              (2)
Johns Manville Plaza, Denver, CO                             2002              (2)
The Colonnade, Coral Gables, FL(9)                           2003              (2)
Hughes Center, Las Vegas, NV(10)                             2003              (2)
Desert Mountain Development Corp.(11)                        2002              (2)
Crescent Resort Development, Inc.(11)                        2002              (2)
Mira Vista Development Company(11) (12)                      2003              (2)
Houston Area Development Corporation(11) (12)                2003              (2)
The Woodlands Land Company(6)                                2002              (2)
Crescent Plaza Phase I, Dallas, TX                           2002              (2)
Land held for development or sale, Houston, TX                 --              (2)
Land held for development or sale, Dallas, TX(13)              --              (2)
Crescent Real Estate Equities L.P.                             --              (2)
Other                                                          --              (2)

                                                                    SCHEDULE III

                                                                                        Costs
                                                                                      Capitalized       Impairment
                                                                                      Subsequent to     to Carrying
                                                           Initial Costs(1)            Acquisition        Value
                                                    ------------------------------   ----------------  -------------
                                                                                     Land, Buildings,   Buildings,
                                                                                      Improvements,    Improvements,
                                                                                       Furniture,        Furniture,
                                                                     Buildings and    Fixtures and     Fixtures and
                    Description                         Land         Improvements       Equipment        Equipment
-------------------------------------------------   -------------    -------------   ----------------  -------------
Total                                               $     956,987    $   2,845,705    $     195,623    $    (155,496)
                                                    =============    =============    =============    =============


                                                    -----------------------------
                                                                     Buildings,
                                                                    Improvements,
                                                                     Furniture,
                                                                    Fixtures and                      Accumulated        Date of
                    Description                         Land         Equipment          Total        Depreciation     Construction
-------------------------------------------------   -------------   -------------   -------------    -------------    -------------
Total                                               $     825,665   $   3,017,154   $   3,842,819    $    (689,618)
                                                    =============   =============   =============    =============


                                                                    Life on Which
                                                                   Depreciation in
                                                                    Latest Income
                                                     Acquisition     Statement Is
                    Description                         Date          Computed
-------------------------------------------------   -------------  ---------------
Total


(1) Initial costs include purchase price, adjustments related to SFAS 141, and any costs associated with closing of the Property.

(2) Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:

     Building and improvements                             5 to 40 years
     Tenant improvements                                   Terms of leases
     Furniture, fixtures, and equipment                    3 to 5 years

(3)  This Office Property was sold on December 15, 2003.

(4) As of September 30, 2003, Liberty Plaza I and II was held for sale, and is included in Discontinued Operations in the Operating Partnership's consolidated financial statements. Depreciation expense has not been recognized since the date this Property was held for sale.

(5) As of September 30, 2003, 12404 Park Central was held for sale, and is included in Discontinued Operations in the Operating Partnership's consolidated financial statements. Depreciation expense has not been recognized since the date this Property was held for sale.

(6) On December 31, 2003, the Operating Partnership sold its interest in Woodlands Office Equities, which owned four Office Properties located within The Woodlands, Texas, and interest in The Woodlands Land Company.

(7) As of March 31, 2003, 1800 West Loop South was held for sale, and is included in Discontinued Operations in the Operating Partnership's consolidated financial statements. Depreciation expense has not been recognized since the date this Property was held for sale.

(8) Depreciation on behavioral healthcare properties held for sale ceased from 11/11/99 through 12/31/03 (the period over which these properties were held for sale). During the year ended December 31, 2003, the Operating Partnership sold six behavioral healthcare properties. The Operating Partnership owns one behavioral healthcare property, which was held for disposition as of December 31, 2003.

(9)  This property was acquired on August 26, 2003.

(10) These properties were acquired on December 31, 2003.

(11) Land and cost capitalized subsequent to acquisition includes property under development and is net of residential development cost of sales.

(12) Beginning on January 2,2003, Mira Vista Development Company and Houston Area Development Corporation were consolidated in the Operating Partnership's financial statements, as a result of the purchase by the Operating Partnership of the remaining 2.56% voting stock in DBL Holdings, Inc. from John Goff, Vice-Chairman of the Company's Board of Directors and Chief Executive Officer of the Company, and sole director and Chief Executive Officer of the General Partner.

(13) On April 24, 2003, the Company sold 0.5 acres of land located in Dallas, Texas. On May 15, 2003, the Company sold 24.8 acres located in Coppell, Texas.

A summary of combined real estate investments and accumulated depreciation is as follows:

                                                 2003              2002               2001
                                           ---------------    ---------------    ---------------
Real estate investments:
             Balance, beginning of year    $     3,841,882    $     3,428,757    $     3,690,915
                 Acquisitions                       93,239             92,542                 --
                 Improvements                      184,884            625,203             98,946
                 Dispositions                     (247,122)          (301,390)          (352,646)
                 Impairments                       (30,064)            (3,230)            (8,458)
                                           ---------------    ---------------    ---------------
             Balance, end of year          $     3,842,819    $     3,841,882    $     3,428,757
                                           ===============    ===============    ===============

Accumulated Depreciation:
             Balance, beginning of year    $       743,046    $       648,834    $       564,805
                 Depreciation                      137,536            129,122            109,442
                 Dispositions                     (190,964)           (34,910)           (25,413)
                                           ---------------    ---------------    ---------------
             Balance, end of year          $       689,618    $       743,046    $       648,834
                                           ===============    ===============    ===============

COMBINED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION

The Woodlands Land Development Company, L.P.,
The Woodlands Commercial Properties Company, L.P., and
The Woodlands Operating Company, L.P.
Years ended December 31, 2003 and 2002

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

          Combined Financial Statements and Other Financial Information

                     Years ended December 31, 2003 and 2002


                                    CONTENTS

Report of Independent Auditors....................................................142

Audited Combined Financial Statements

Combined Balance Sheets...........................................................143
Combined Statements of Earnings and Comprehensive Income..........................144
Combined Statements of Changes in Partners' Equity (Deficit)......................145
Combined Statements of Cash Flows.................................................146
Notes to Combined Financial Statements............................................147


Other Financial Information

Report of Independent Auditors on Other Financial Information.....................171

Combining Balance Sheets..........................................................172
Combining Statements of Earnings (Loss) and Comprehensive Income (Loss)...........174
Combining Statements of Changes in Partners' Equity (Deficit).....................176
Combining Statements of Cash Flows................................................177

                         Report of Independent Auditors

To the Executive Committee of
  The Woodlands Land Development Company, L.P.,
  The Woodlands Commercial Properties Company, L.P., and
  The Woodlands Operating Company, L.P.

We have audited the accompanying combined balance sheets of The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties Company, L.P., and The Woodlands Operating Company, L.P., Texas limited partnerships, (collectively, the "Companies"), as of December 31, 2003 and 2002, and the related combined statements of earnings and comprehensive income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Companies at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


February 9, 2004

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                             Combined Balance Sheets


                                                       DECEMBER 31
                                                    2003         2002
                                                 ----------   ----------
                                                  (Dollars in Thousands)
ASSETS
Cash and cash equivalents                        $   14,045   $   24,995
Trade receivables                                     9,186       12,721
Receivables from affiliates                             625          101
Inventory                                             2,231        1,986
Prepaid and other current assets                      3,843        4,570
Notes and contracts receivable                       31,254       29,414
Real estate                                         491,552      517,424
Properties held for sale                                 --        8,882
Other assets                                         11,939       11,672
                                                 ----------   ----------
                                                 $  564,675   $  611,765
                                                 ==========   ==========

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities       $   30,001   $   51,317
  Payables to affiliates                              5,353        5,249
  Credit facility                                   280,000      285,000
  Debt related to properties held for sale               --        8,001
  Other debt                                         59,882       57,932
  Deferred revenue                                   27,792       23,601
  Other liabilities                                  14,666       15,021
  Notes payable to partners                          25,000       25,000
                                                 ----------   ----------
                                                    442,694      471,121

Commitments and contingencies

Partners' equity                                    121,981      140,644
                                                 ----------   ----------
                                                 $  564,675   $  611,765
                                                 ==========   ==========


See accompanying notes.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

            Combined Statements of Earnings and Comprehensive Income


                                                         YEAR ENDED DECEMBER 31
                                                          2003            2002
                                                       ----------      ----------
                                                         (Dollars in Thousands)
Revenues:
      Residential lot sales                            $   78,708      $   84,429
      Commercial land sales                                27,331          59,713
      Gain on sale of properties                            1,415          48,920
      Hotel and country club operations                    68,470          55,614
      Other                                                24,365          26,274
                                                       ----------      ----------
                                                          200,289         274,950

Costs and expenses:
      Residential lot cost of sales                        34,841          38,607
      Commercial land cost of sales                        10,993          19,579
      Hotel and country club operations                    67,597          48,950
      Operating expenses                                   44,686          41,668
      Depreciation and amortization                        14,232          12,804
                                                       ----------      ----------
                                                          172,349         161,608
                                                       ----------      ----------
Operating earnings                                         27,940         113,342

Other (income) expense:
      Interest expense                                     19,476          21,127
      Interest capitalized                                 (9,749)        (12,458)
      Amortization of debt costs                            2,270           2,248
      Net gain on involuntary conversion                     (659)             --
      Other                                                  (104)          2,333
                                                       ----------      ----------
                                                           11,234          13,250
                                                       ----------      ----------

Earnings from continuing operations                        16,706         100,092

Discontinued operations:
       Gain on disposal of discontinued operations          8,098              --
       Gain from discontinued operations                    1,202           2,271
                                                       ----------      ----------

Net earnings                                               26,006         102,363

Other comprehensive income:
      Gain on interest rate swap                            1,534             392
                                                       ----------      ----------
Comprehensive income                                   $   27,540      $  102,755
                                                       ==========      ==========


See accompanying notes.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

          Combined Statements of Changes in Partners' Equity (Deficit)


                                                THE          CRESCENT REAL                                                 TWC
                                              WOODLANDS     ESTATE EQUITIES     CRESWOOD      WOCOI       TWC LAND      COMMERCIAL
                                                LAND            LIMITED       DEVELOPMENT,  INVESTMENT   DEVELOPMENT    PROPERTIES,
                                            COMPANY, INC.     PARTNERSHIP        L.L.C.      COMPANY         L.P.           L.P.
                                            -------------   ---------------   ------------  ----------   ------------   -----------
                                                                                                          (Dollars in Thousands)
Balance, December 31, 2001                  $      42,939   $        26,006   $        627  $   (4,158)  $         --   $        --
      Distributions                               (37,687)          (18,675)        (4,950)         --             --            --
      Net earnings (loss)                          29,138            20,323          5,287      (1,672)            --            --
      Comprehensive income                            206                --             --          --             --            --
                                            -------------   ---------------   ------------  ----------   ------------   -----------
Balance, December 31, 2002                         34,596            27,654            964      (5,830)            --            --
      Distributions                               (19,386)           (4,150)        (1,100)         --             --            --
      Net earnings (loss)                          11,001             5,105          1,353      (3,805)            --            --
      Comprehensive income                            644               127             34          --             --            --
      Sale of Crescent's interest to Rouse
        (Note 1)                                  (26,855)          (28,736)        (1,251)      9,635         26,855        29,987
                                            -------------   ---------------   ------------  ----------   ------------   -----------
Balance, December 31, 2003                  $          --   $            --   $         --  $       --   $     26,855   $    29,987
                                            =============   ===============   ============  ==========   ============   ===========


                                               TWC
                                            OPERATING      MS/TWC JOINT
                                               L.P.           VENTURE        MS TWC, INC.         TOTAL
                                            ---------      ------------      ------------      -----------
Balance, December 31, 2001                  $      --      $     86,963      $      1,540      $   153,917
      Distributions                                --           (53,556)           (1,160)        (116,028)
      Net earnings (loss)                          --            48,266             1,021          102,363
      Comprehensive income                         --               183                 3              392
                                            ---------      ------------      ------------      -----------
Balance, December 31, 2002                         --            81,856             1,404          140,644
      Distributions                                --           (21,105)             (462)         (46,203)
      Net earnings (loss)                          --            12,092               260           26,006
      Comprehensive income                         --               714                15            1,534
      Sale of Crescent's interest to Rouse
        (Note 1)                               (9,635)               --                --               --
                                            ---------      ------------      ------------      -----------
Balance, December 31, 2003                  $  (9,635)     $     73,557      $      1,217      $   121,981
                                            =========      ============      ============      ===========

See accompanying notes.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                        Combined Statements of Cash Flows


                                                                YEAR ENDED DECEMBER 31
                                                                 2003            2002
                                                              ----------      ----------
                                                                 (Dollars in Thousands)
OPERATING ACTIVITIES
Net earnings                                                  $   26,006      $  102,363
Adjustments to reconcile net earnings to cash provided by
 operating activities:
   Other comprehensive income                                      1,534             392
   Cost of land sold                                              45,834          58,186
   Land development capital expenditures                         (39,503)        (39,412)
   Depreciation and amortization                                  14,741          13,340
   Amortization of debt costs                                      2,270           2,248
   Gain on discontinued operations                                (8,098)             --
   Gain on sale of properties                                     (1,415)        (48,920)
   Increase in notes and contracts receivable                     (1,840)         (3,546)
   Other liabilities and deferred revenue                          3,836           6,456
   Other                                                           7,538           4,492
   Changes in operating assets and liabilities:
     Trade receivables, inventory, and prepaid assets              4,017          (6,909)
     Other assets                                                 (2,127)         (5,593)
     Accounts payable, accrued liabilities, and net
       payables with affiliates                                  (21,736)          9,816
                                                              ----------      ----------
Cash provided by operating activities                             31,057          92,913

INVESTING ACTIVITIES
Capital expenditures                                             (13,618)        (67,800)
Proceeds from sale of property                                    20,940          53,031
                                                              ----------      ----------
Cash provided by (used in) investing activities                    7,322         (14,769)

FINANCING ACTIVITIES
Distributions to partners                                        (46,203)       (116,028)
Debt borrowings                                                    5,268          93,769
Debt repayments                                                   (8,394)        (40,462)
                                                              ----------      ----------
Cash used in financing activities                                (49,329)        (62,721)
                                                              ----------      ----------

(Decrease) increase in cash and cash equivalents                 (10,950)         15,423
Cash and cash equivalents, beginning of year                      24,995           9,572
                                                              ----------      ----------
Cash and cash equivalents, end of year                        $   14,045      $   24,995
                                                              ==========      ==========


See accompanying notes.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                     Notes to Combined Financial Statements

                           December 31, 2003 and 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONTROL

The Woodlands Land Development Company, L.P. ("Woodlands Development"), The Woodlands Commercial Properties Company, L.P. ("Woodlands Commercial"), and The Woodlands Operating Company, L.P. ("Woodlands Operating"), Texas limited partnerships (together "The Woodlands Partnerships"), are owned by entities controlled by The Rouse Company ("Rouse") and Morgan Stanley Real Estate Fund II, L.P. ("Morgan Stanley"). Woodlands Development and Woodlands Commercial are successors to The Woodlands Corporation. Prior to July 31, 1997, The Woodlands Corporation was a wholly owned subsidiary of Mitchell Energy & Development Corp. On July 31, 1997, The Woodlands Corporation was acquired by Crescent Real Estate Equities Limited Partnership ("Crescent") and Morgan Stanley. On December 31, 2003, Crescent sold its interest in The Woodlands Partnerships to Rouse.

Woodlands Operating and its subsidiary, WECCR General Partnership ("WECCR GP"), manage assets owned by Woodlands Commercial and Woodlands Development as described in Note 8. In July 2000, Woodlands Development and Woodlands Commercial established subsidiaries, Woodlands VTO 2000 Land, L.P. ("VTO Land"), and Woodlands VTO 2000 Commercial, L.P. ("VTO Commercial"), to own and operate certain commercial properties in The Woodlands. These subsidiaries purchased certain commercial properties owned by Woodlands Development and Woodlands Commercial. In June 2001, Woodlands Development established a subsidiary, The Woodlands Hotel, L.P. ("the Hotel"), to construct and operate a hotel in The Woodlands.

PRINCIPLES OF COMBINATION

The combined financial statements include the accounts of The Woodlands Partnerships and are combined due to common ownership in certain cases and management. All significant transactions and accounts between The Woodlands Partnerships are eliminated in combination. The Woodlands Partnerships follow the equity method of accounting for their investments in 20% to 50% owned entities.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS

The Woodlands Partnerships' real estate activities are concentrated in The Woodlands, a planned community located north of Houston, Texas. Consequently, these operations and the associated credit risks may be affected, either positively or negatively, by changes in economic conditions in this geographical area. Activities associated with The Woodlands Partnerships include residential and commercial land sales and the construction, operation, and management of office and industrial buildings, apartments, golf courses, and two hotel facilities.

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

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended December 31, 2003 and 2002, there were no impairments recognized.

REVENUE RECOGNITION

Staff Accounting Bulletin No. 104 ("SAB 104") provides interpretive guidance on the proper revenue recognition, presentation, and disclosure in financial statements. The Woodlands Partnerships have reviewed their revenue recognition policies and determined that they are in compliance with accounting principles generally accepted in the United States and the related interpretive guidance set forth in SAB 104.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


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

DEPRECIATION

Depreciation of operating assets is recorded on the straight-line method over the estimated useful lives of the assets. Useful lives range predominantly from 15 to 40 years for land improvements and buildings, 3 to 20 years for leasehold improvements, and 3 to 10 years for furniture, fixtures, and equipment. Property and equipment are carried at cost less accumulated depreciation. Costs incurred for computer software developed for internal use are capitalized for application development activities.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

Advertising costs are charged to operations when incurred. For the years ended December 31, 2003 and 2002, advertising costs totaled $4,407,000 and $5,686,000, respectively.

DEFERRED FINANCING COSTS

Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related debt using the interest method.

INCOME TAXES

Woodlands Development, Woodlands Commercial, and Woodlands Operating are not income tax-paying entities, and all income and expenses are reported by the partners for tax reporting purposes. No provision for federal income taxes is included in the accompanying combined financial statements for these entities. Effective March 1, 2002, WECCR GP elected to be classified as an association taxable as a corporation for federal income tax purposes. Accordingly, federal income tax has been provided. For state purposes, WECCR GP is a partnership, and no state tax has been provided for. WECCR GP had no foreign operations.

The tax returns, the qualification of The Woodlands Partnerships for tax purposes, and the amount of distributable partnership income or loss are subject to examination by federal taxing authorities. If such examinations result in changes with respect to partnership qualification or in changes to distributable partnership income or loss, the tax liability of the partners could be changed accordingly.

INVENTORY

Inventory is carried at the lower of cost or market and consists primarily of golf-related clothing and equipment sold at golf course pro shops and food and beverages sold at the hotel facilities in The Woodlands. Cost is determined based on a first-in, first-out method.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                     Notes to Combined Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENTS OF CASH FLOWS

Short-term investments with maturities of three months or less when purchased are considered to be cash equivalents. Debt borrowings and repayments with initial terms of three months or less are reported net. For the years ended December 31, 2003 and 2002, The Woodlands Partnerships paid interest totaling $19,760,000 and $20,827,000, respectively.

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

RECLASSIFICATIONS

Certain reclassifications have been made in the prior year's combined financial statements to conform with classifications used in the current year.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others. This Interpretation requires a guarantor to recognize, at the inception of a guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken for issuing the guarantee. Adoption of this Interpretation did not have a material impact on The Woodlands Partnerships' results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities. This Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prior to the issuance of this Interpretation, entities were generally consolidated by an enterprise when it had a controlling interest through ownership of a majority voting interest. This Interpretation applies immediately to entities created after January 31, 2003, and with respect to variable interests held prior to that date, The Woodlands Partnerships will apply the Interpretation beginning in 2005, when required for nonpublic entities. The Woodlands Partnerships do not have any variable interests with entities created after January 31, 2003, and are in the process of evaluating their investments in variable interest entities created prior to that date. Adoption of this Interpretation is not expected to have a material impact on The Woodlands Partnerships' results of operations or financial position.

2. NOTES AND CONTRACTS RECEIVABLE

Notes receivable are carried at cost, net of discounts. At December 31, 2003 and 2002, Woodlands Development held notes and contracts receivable totaling $31,054,000 and $29,048,000, respectively, including amounts related to utility district receivables totaling $27,746,000 and $27,904,000, respectively. During 2003 and 2002, Woodlands Development sold $7,000,000 and $13,885,000, respectively, of its utility district receivables to a financial institution under a factoring agreement and recorded a retained interest related to these receivables of $324,000 and $1,305,000, respectively, which is included in the utility district receivables. The retained interest was calculated using a discount rate of 5% and assumes the receivables are collected in three years. Woodlands Development recorded a discount of $215,000 and $600,000 on these factorings during the years ended December 31, 2003 and 2002, respectively. Utility district receivables, the collection of which is dependent on the ability of utility districts in The Woodlands to sell bonds, have a market interest rate of approximately 4.75% at December 31, 2003. Other notes receivable totaling $3,308,000 bear interest at an average rate of 6.1%. Maturities for 2004 through 2008 and thereafter are $186,000, $201,000, $217,000, $230,000, $-0-, and $2,474,000, respectively.

At December 31, 2003 and 2002, Woodlands Commercial held notes receivable totaling $200,000 and $366,000, respectively. The notes receivable have stated interest rates between prime plus .5% and prime plus 1.5%, with a yield of approximately 5.5% at December 31, 2003. The remaining $200,000 note at December 31, 2003, has no stated maturity.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


3. REAL ESTATE

The following is a summary of real estate (in thousands):

                                    DECEMBER 31
                                2003            2002
                             ----------      ----------
Land                         $  276,756      $  284,452
Commercial properties           260,749         248,586
Equity investments                4,331           9,781
Other assets                      6,586          20,510
                             ----------      ----------
                                548,422         563,329
Accumulated depreciation        (56,870)        (45,905)
                             ----------      ----------
                             $  491,552      $  517,424
                             ==========      ==========

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

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


3. REAL ESTATE (CONTINUED)

COMMERCIAL PROPERTIES

Commercial and industrial properties owned or leased by The Woodlands Partnerships are leased to third-party tenants. At December 31, 2003 and 2002, the net book value of assets under operating leases totaled $24,722,000 and $34,379,000, respectively. Lease terms, including renewal periods, range from 1 to 26 years with an average remaining term of 3 years. Contingent rents include pass-throughs of incremental operating costs. Minimum future lease revenues from noncancelable operating leases and subleases exclude contingent rentals that may be received under certain lease agreements. Tenant rents include rent for noncancelable operating leases, cancelable leases, and month-to-month rents and are included in other revenue. For the years ended December 31, 2003 and 2002, tenant rents totaled $8,589,000 and $9,180,000, respectively. For the years ended December 31, 2003 and 2002, contingent rents totaled $2,315,000 and $2,496,000, respectively. Minimum future lease rentals for 2004 through 2008 and thereafter total $6,616,000, $3,560,000, $2,962,000, $2,438,000, $1,586,000, and
$1,013,000, respectively.

During 2002, The Woodlands Partnerships sold commercial properties for $37,000,000 and recognized as other revenue a gain on sale of properties of $11,507,000.

PROPERTIES HELD FOR SALE AND DISCONTINUED OPERATIONS

In December 2002, a subsidiary of Woodlands Commercial acquired the limited partner interests in two partnerships for which Woodlands Commercial is the general partner. These properties, with a carrying value of $8,882,000, were classified as properties held for sale on the combined balance sheet at December 31, 2002. Woodlands Commercial sold these properties in July 2003 for $16.2 million and recognized a gain of $6,186,000. Other partnerships in which Woodlands Commercial holds an equity interest sold their assets during 2003. Woodlands Commercial recognized $2,774,000 as its share of the gain from the sales. In December 2003, Woodlands Development sold a commercial property for $8.4 million and recognized a loss of $862,000 on the sale.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


3. REAL ESTATE (CONTINUED)

In October 2003, The Woodlands Partnerships contracted with third parties to provide property management, leasing and related functions that were previously provided by in-house staff. The Woodlands Partnerships recorded termination benefits of $505,000 that are included in "operating expenses" in the summary of discontinued operations below for the year ended December 31, 2003.

A summary of the gain from discontinued operations for the years ended December 31, 2003 and 2002, follows (in thousands):

                                               2003           2002
                                            ----------     ----------
Revenues                                    $   10,189     $   10,790
Operating expenses                               8,187          7,983
Depreciation                                       509            536
                                            ----------     ----------
Operating earnings                               1,493          2,271
Interest expense (based on direct debt)            291             --
                                            ----------     ----------
Net gain                                    $    1,202     $    2,271
                                            ==========     ==========

4. EQUITY INVESTMENTS

During 2003, The Woodlands Partnerships' principal partnership and corporation interests included the following:

                                            OWNERSHIP             NATURE OF OPERATIONS
                                            ---------       ---------------------------------
Woodlands Development:
  Stewart Title of Montgomery County, Inc.     50%          Title company
Woodlands Commercial:
  The Woodlands Mall Associates (sold in
    December 2002)                             50%          Regional mall in The Woodlands
  Woodlands Office Equities -'95 Limited       25%          Office buildings in The Woodlands

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


4. EQUITY INVESTMENTS (CONTINUED)

Other partnerships own various commercial properties, all of which are located in The Woodlands. Woodlands Operating provides various management and leasing services to these affiliated entities on the same terms and conditions as those of unrelated third parties. The Woodlands Partnerships' net investment in each of these entities is included in the real estate caption on the combined balance sheets and their shares of these entities' pretax earnings is included in other revenues on the combined statements of earnings and comprehensive income. A summary of The Woodlands Partnerships' net investment as of December 31, 2003 and 2002 and their share of pretax earnings for the years then ended follows (in thousands):

                                                                       2003           2002
                                                                    ----------     ----------
Net investment:
      Stewart Title of Montgomery County, Inc.                      $    1,109     $    1,350
      Woodlands Office Equities - '95 Limited                            2,908          6,681
      Others, that own properties in The Woodlands                         314          1,750
                                                                    ----------     ----------
                                                                    $    4,331     $    9,781
                                                                    ==========     ==========


                                                                       2003           2002
                                                                    ----------     ----------
Equity in pretax earnings:
      Stewart Title of Montgomery County, Inc.                      $      584     $      609
      Woodlands Mall Associates (sold in December 2002)                     --          1,677
      Woodlands Office Equities - '95 Limited                              185            711
      Others, that own properties in The Woodlands                         245            294
                                                                    ----------     ----------
                                                                    $    1,014     $    3,291
                                                                    ==========     ==========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


4. EQUITY INVESTMENTS (CONTINUED)

Summarized financial statement information for partnerships and a corporation in which The Woodlands Partnerships' have an equity ownership interest at December 31, 2003 and 2002, and for the years then ended follows (in thousands):

                                                                          2003           2002
                                                                       ----------     ----------
Assets                                                                 $   49,503     $   72,758
Debt payable to third parties:
      The Woodlands Partnerships' proportionate share:
          Recourse to The Woodlands Partnerships                            3,314          4,024
          Nonrecourse to The Woodlands Partnerships                         2,429          4,911
      Other parties' proportionate share, of which $9,595 combined
        was guaranteed by The Woodlands Partnerships                       21,135         25,939
Notes payable to The Woodlands Partnerships                                    --            116
Accounts payable and deferred credits                                       2,695          1,675
Owners' equity                                                             19,930         36,093

Revenues                                                                   23,190         52,256
Operating earnings                                                         12,968         26,886
Pretax earnings                                                            10,974         17,466
The Woodlands Partnerships' share of pretax earnings                        1,014          3,291

Woodlands Commercial has guaranteed mortgage debt of its unconsolidated affiliates totaling $12,909,000 and $14,733,000 at December 31, 2003 and 2002, respectively. These guarantees reduce in varying amounts through 2017 and would require payments only in the event of default on payment by the respective debtors. Woodlands Commercial believes that the likelihood is remote that payments will be required under these guarantees.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


4. EQUITY INVESTMENTS (CONTINUED)

In December 2002, Woodlands Commercial sold its interest in The Woodlands Mall Associates for $43,400,000 and recognized as gain on sale of properties of $33,628,000.

5. DEBT

A summary of The Woodlands Partnerships' outstanding debt at December 31, 2003 and 2002, follows (in thousands):

                                                2003           2002
                                             ----------     ----------
Bank credit agreement                        $  280,000     $  285,000
Subsidiaries' credit agreements                  46,443         42,823
Debt related to properties held for sale             --          8,001
Mortgages payable                                13,439         15,109
                                             ----------     ----------
                                             $  339,882     $  350,933
                                             ==========     ==========

BANK CREDIT AGREEMENT

In November 2002, Woodlands Development and Woodlands Commercial renegotiated their existing bank credit agreement. The new bank credit agreement consists of a $300 million term loan and a $100 million revolving credit loan. The credit agreement has a three-year term expiring in November 2005 with two one-year extension options for the term loan and a one year extension option for the revolving loan. At December 31, 2003 and 2002, $100,000,000 was available to be borrowed under the revolving credit agreement. The interest rate, based on the London Interbank Offered Rate plus a margin, is approximately 4.4% at December 31, 2003. Interest is paid monthly. Commitment fees, based on .25% of the unused commitment, totaled $109,000 and $126,000 for the years ended December 31, 2003 and 2002, respectively. The credit agreement contains certain restrictions that, among other things, require the maintenance of specified financial ratios, restrict indebtedness and sale, lease or transfer of certain assets, and limit the right of Woodlands Development and Woodlands Commercial to merge with other companies and make distributions to their partners. At December 31, 2003, Woodlands Development and Woodlands Commercial were

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


5. DEBT (CONTINUED)

in compliance with their debt covenants. Certain assets of Woodlands Development and Woodlands Commercial, including cash, receivables, commercial properties and equity investments in joint ventures and partnerships, secure the credit agreement. Mandatory debt maturities for 2004 and 2005 are $22,500,000 and $257,500,000, respectively. Payments may be made by Woodlands Development or Woodlands Commercial or both at their option. In addition to stipulated principal payments, principal payments are also required based on distributions to Rouse and Morgan Stanley and certain covenant tests. Prepayments can also be made at the discretion of Woodlands Development and Woodlands Commercial. Prepayments on the term loan are subject to a prepayment penalty of up to 1%.

At December 31, 2003, Woodlands Development and Woodlands Commercial had interest rate swap agreements with two commercial banks to reduce the impact of increases in interest rates on their bank credit agreement. The interest swap agreements effectively limits their interest rate exposure on the notional amount of $100,000,000 to LIBOR rates of 1.735%. The interest swap agreements expire July 3, 2006. Woodlands Development and Woodlands Commercial are exposed to credit loss in the event of nonperformance by the other parties. However, management does not anticipate nonperformance by the other parties.

SUBSIDIARIES' CREDIT AGREEMENTS

VTO Land and VTO Commercial entered into a $67,500,000 credit agreement that had a three-year term expiring in October 2003 with two one-year extension options. The first one-year extension option was exercised. The interest rate, based on the London Interbank Offered Rate plus a margin, is approximately 3.2% and 3.4% at December 31, 2003 and 2002, respectively. Interest is paid monthly. At December 31, 2003 and 2002, the outstanding balance was $5,836,000 and $6,944,000, respectively, for VTO Land and $2,845,000 and $3,385,000, respectively, for VTO Commercial. The credit agreement contains certain restrictions that, among other things, require the maintenance of specified financial ratios and restrict indebtedness and leasing. At December 31, 2003, VTO Land and VTO Commercial were in compliance with their debt covenants. Certain assets of the subsidiaries secure the agreement. Debt maturities for 2004 are $8,681,000. VTO Land, VTO Commercial or both may make payments at their option.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


5. DEBT (CONTINUED)

Prior to 2002, VTO Land and VTO Commercial had entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on their credit agreement. The interest cap effectively limited the interest rate exposure on a notional amount of $33,750,000 to a maximum rate of 1%. The interest cap agreement matured in October 2003 and was not renewed.

The Woodlands Hotel, L.P., a subsidiary of Woodlands Development, has a $39,000,000 revolving credit agreement to finance the construction of a hotel. This agreement matures in December 2005. At December 31, 2003 and 2002, the outstanding balance was $37,762,000 and $32,494,000, respectively. The interest rate, based on the London Interbank Offered Rate plus a margin, is approximately 4.1% at December 31, 2003. Interest is paid monthly. No principal payments are due until 2005. The credit agreement contains certain restrictions that, among other things, restrict indebtedness and leasing. At December 31, 2003, The Woodlands Hotel, L.P., was in compliance with its debt covenants. Certain assets of the subsidiary secure the agreement, and Woodlands Development and Woodlands Commercial have guaranteed repayment of the loan.

DERIVATIVES

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, establish accounting and reporting standards for derivative instruments and hedging activities. Derivative instruments are recorded on the balance sheet at fair value by "marking-to-market" all derivatives at period-end. Changes in fair value are recorded as an increase or decrease in partners' equity through either comprehensive income or net earnings, depending on the facts and circumstances with respect to the derivatives and their documentation. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document and assess the effectiveness of transactions that receive hedge accounting. To the extent that changes in market values are initially recorded in other comprehensive income, such changes reverse out and are recorded in net earnings in the same period in which the hedged item affects earnings. During 2003, The Woodlands

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


5. DEBT (CONTINUED)

Partnerships recorded a $1,534,000 gain in other comprehensive income related to hedges. During 2002, The Woodlands Partnerships recorded a $119,000 loss in net earnings and a $392,000 gain in other comprehensive income related to hedges.

DEBT RELATED TO PROPERTIES HELD FOR SALE

The debt consisted of two mortgages related to the properties held for sale discussed in Note 3. The mortgages had an average interest rate of 6.8%. The mortgages were repaid when the two apartment properties were sold in July 2003.

MORTGAGES PAYABLE

The mortgages payable have an average interest rate of 5.9%. Debt maturities for 2004 through 2008 and thereafter total $646,000, $1,676,000, $636,000,
$3,556,000, $6,824,000, and $101,000, respectively. Mortgages payable are all secured by certain tracts of land.

6. NOTES PAYABLE TO PARTNERS

Woodlands Development has notes payable to its partners totaling $25,000,000. The notes bear interest at 15%. Interest is payable quarterly. All outstanding balances are due in 2007. These notes are subordinate to the bank credit agreement and mortgages payable described above.

7. COMMITMENTS AND CONTINGENCIES

CONTINGENT LIABILITIES

The Woodlands Partnerships had contingent liabilities consisting of letters of credit and guarantees at December 31, 2003 and 2002, totaling approximately $9,694,000 and $12,559,000, and $7,721,000 and $7,869,000, respectively. The letters of credit act as guarantee of payment to third parties in accordance with specified terms and conditions. The guarantees consist primarily of loan guarantees and would require payment only in the event of default by the debtors.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES

The Woodlands Partnerships have various noncancelable facilities and equipment lease agreements that provide for aggregate future payments of approximately $36,965,000. Included in this amount is $9,650,000 for a capital lease of a convention center facility adjoining a hotel owned by a subsidiary of Woodlands Development. The lease has a 99-year term expiring in 2101. The present value of the lease payments, $1,755,000, is included in other liabilities in the accompanying combining balance sheet at December 31, 2003. Other lease terms extend to 2009 and have an average remaining term of six years. Minimum rentals for the years subsequent to December 31, 2003, total approximately (in thousands):

               CAPITAL
                LEASES        OPERATING LEASES         TOTAL
               --------     ---------------------     --------
2004           $    151     $  4,735     $    613     $  5,499
2005                144        5,006          665        5,815
2006                142        4,745          660        5,547
2007                100        4,113          460        4,673
2008                100        2,869          460        3,429
Thereafter        9,400        2,243          359       12,002
               --------     --------     --------     --------
               $ 10,037     $ 23,711     $  3,217     $ 36,965
               ========     ========     ========     ========

Rental expense for operating leases for the years ended December 31, 2003 and 2002, were $4,979,000 and $4,922,000, respectively.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL ACTIONS

The Woodlands Partnerships are a party to claims and legal actions arising in the ordinary course of their business and to recurring examinations by the Internal Revenue Service and other regulatory agencies. Management believes, after consultation with outside counsel, that adequate financial statement accruals have been provided for all known litigation contingencies where losses are deemed probable. Based on the status of other cases, The Woodlands Partnerships are unable to determine a range of such possible additional losses, if any, that might be incurred. The Woodlands Partnerships believe it is not probable that the ultimate resolution of these actions will have a material adverse effect on their financial position, results of operations, and cash flows.

8. RELATED-PARTY TRANSACTIONS

Woodlands Operating provides services to Woodlands Development and Woodlands Commercial under management and advisory services agreements. These agreements are automatically renewed annually. Woodlands Development and Woodlands Commercial pay Woodlands Operating a management and advisory fee equal to cost plus 3%. In addition, they reimburse Woodlands Operating for all costs and expenses incurred on their behalf. For the years ended December 31, 2003 and 2002, Woodlands Operating recorded revenues of $12,496,000 and $13,337,000, respectively, for services provided to Woodlands Development and $4,212,000 and $4,795,000, respectively, for services provided to Woodlands Commercial. These revenues are eliminated in the accompanying combined financial statements.

Woodlands Operating, through WECCR GP, leases The Woodlands Conference Center and Country Club ("the Facilities") from Woodlands Commercial. The Facilities are operated by WECCR GP and consist of a 416-room hotel, conference center, country clubs, and golf and tennis facilities. The lease agreement has an eight-year term ending July 31, 2005. WECCR GP operates the Facilities and pays Woodlands Commercial a base rent of $750,000 per month and a quarterly percentage rent based on the gross receipts of the Facilities. For the years ended December 31, 2003 and 2002, rent under the lease agreement totaled $12,453,000 and $14,315,000, respectively, which has been eliminated in the accompanying combined financial statements. In 2002, WECCR GP contracted with an affiliate of Morgan

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


8. RELATED-PARTY TRANSACTIONS (CONTINUED)

Stanley to manage the Facilities for a management fee equal to 2.5% of cash receipts, as defined in the agreement. During 2003 and 2002, the management fee totaled $1,232,000 and $1,089,000, respectively.

In 1999, Woodlands Development purchased approximately 1,000 acres of land in The Woodlands from Woodlands Commercial for $33,090,000, the then-current fair market value, which approximated the carrying cost. The transaction consisted of cash and a $26,000,000 note. The remaining balance was repaid in 2002. For the year ended December 31, 2002, interest totaled $80,000. Interest is eliminated in the accompanying combined financial statements.

9. PARTNERS' EQUITY

Rouse's ownership interests in The Woodlands Partnerships are through TWC Land Development L.P., TWC Commercial Properties L.P., and TWC Operating L.P. Morgan Stanley's ownership interests are through MS/TWC Joint Venture and MS TWC, Inc. The partners' percentage interests are summarized below:

                                           GENERAL PARTNER INTEREST     LIMITED PARTNER INTEREST
                                           ------------------------     ------------------------
Woodlands Development:
      TWC Land Development L.P.                      42.5%                         --
      MS/TWC Joint Venture                             --                        56.5%
      MS TWC, Inc.                                    1.0%                         --
Woodlands Commercial:
      TWC Commercial Properties L.P.                  1.0%                       41.5%
      MS/TWC Joint Venture                             --                        56.5%
      MS TWC, Inc.                                    1.0%                         --
Woodlands Operating:
      TWC Operating L.P.                             42.5%                         --
      MS/TWC Joint Venture                             --                        56.5%
      MS TWC, Inc.                                    1.0%                         --

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


9. PARTNERS' EQUITY (CONTINUED)

The partnership agreements for each of the partnerships provide, among other things, the following:

 (i) Woodlands Development, Woodlands Commercial, and Woodlands Operating are each governed by an Executive Committee composed of equal representation from their respective general partners.

 (ii) Net income and losses from operations are currently allocated based on the payout percentages discussed below. A reclassification of approximately $730,000 has been made to the 2002 income allocation for Woodlands Operating between the Morgan Stanley and Crescent partners to reflect the achievement in 2001 of the payout percentages discussed below.

 (iii) Distributions are made by The Woodlands Partnerships to the partners based on specified payout percentages and include cumulative preferred returns to Morgan Stanley's affiliates. The payout percentage to Morgan Stanley's affiliates is 57.5% until the affiliates receive distributions on a combined basis equal to their capital contributions and a 12% cumulative preferred return compounded quarterly. Then, the payout percentage to Morgan Stanley's affiliates is 50.5% until the affiliates receive distributions equal to their capital contributions and an 18% cumulative preferred return compounded quarterly. Thereafter, the payout percentage to Morgan Stanley's affiliates is 47.5%. During 2001, Morgan Stanley's affiliates received sufficient cumulative distributions from The Woodlands Partnerships to exceed Morgan Stanley's affiliates' capital contributions plus cumulative returns of 18%. Accordingly, Morgan Stanley's affiliates are currently receiving a payout percentage of 47.5%, and Rouse's affiliates are receiving 52.5% from The Woodlands Partnerships.

 (iv) The Woodlands Partnerships will continue to exist until December 31, 2040, unless terminated earlier due to specified events.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


9. PARTNERS' EQUITY (CONTINUED)

 (v) No additional partners may be admitted to The Woodlands Partnerships unless specific conditions in the partnership agreements are met. Partnership interests may be transferred to affiliates of Rouse or Morgan Stanley. Rouse has the right of first refusal to buy the partnership interests of the Morgan Stanley affiliates at the same terms and conditions offered to a third-party purchaser or sell its affiliates' interests to the same third-party purchaser.

 (vi) Rouse and Morgan Stanley have the right to offer to purchase the other partner's affiliates' partnership interests in the event of failure to make specified capital contributions or a specified default by the other. Specified defaults include bankruptcy, breach of partnership covenants, transfer of partnership interests except as permitted by the partnership agreements, and fraud or gross negligence.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of The Woodlands Partnerships' financial instruments as of December 31, 2003 and 2002, approximated their carrying amounts, with the exception of the notes payable to partners for Woodlands Development, which had an estimated fair value of $31,000,000 and $33,000,000, respectively.

Fair values of notes and contracts receivable were estimated by discounting future cash flows using interest rates at which similar loans currently could be made for similar maturities to borrowers with comparable credit ratings. Fair values of fixed-rate, long-term debt were based on current interest rates offered to The Woodlands Partnerships for debt with similar remaining maturities. For floating-rate debt obligations, carrying amounts and fair values were assumed to be equal because of the nature of these obligations. The carrying amounts of The Woodlands Partnerships' other financial instruments approximate their fair values.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


11. EMPLOYEE PLANS

DEFINED CONTRIBUTION PLAN

Woodlands Operating has a 401(k) defined contribution plan that is available to all full-time employees who meet specified service requirements. The plan is administered by a third party. Contributions to the plan are based on a match of employee contributions up to a specified limit. For the years ended December 31, 2003 and 2002, Woodlands Operating contributions totaled approximately $700,000 each year.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Woodlands Operating has deferred compensation arrangements for a select group of management employees that provide the opportunity to defer a portion of their cash compensation. Woodlands Operating's obligations under this plan are unsecured general obligations to pay in the future the value of the deferred compensation adjusted to reflect the performance of its investments, whether positive or negative, of selected measurement options, chosen by each participant, during the deferral period. Woodlands Operating has established trust accounts on behalf of the participating employees totaling $2,233,000 and $1,822,000 that are included in other assets at December 31, 2003 and 2002, respectively.

INCENTIVE PLANS

Woodlands Operating instituted an incentive compensation plan for certain employees in 2001. The plan is unfunded and while certain payments are made currently, a portion of these payments is deferred and will be paid based on a vesting period of up to three years. For the years ended December 31, 2003 and 2002, expenses recognized by The Woodlands Partnerships under this plan totaled $2,026,000 and $3,883,000, respectively.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


12. INCOME TAXES

The income tax benefit for the years ended December 31, 2003 and 2002, is as follows (in thousands):

                                           2003            2002
                                        ----------      ----------
Current federal income tax benefit      $       --      $       --
Deferred federal income tax benefit         (7,176)         (4,371)
                                        ----------      ----------
Total federal income tax benefit            (7,176)         (4,371)
Valuation allowance                          7,176           4,371
                                        ----------      ----------
Total tax benefit                       $       --      $       --
                                        ==========      ==========

The income tax benefit reflected in the statements of earnings and comprehensive income differs from the amounts computed by applying the federal statutory rate of 35% to income before income taxes as follows (in thousands):

                                                    2003       2002
                                                  --------   --------
Federal income tax benefit at statutory rate      $ (2,827)  $   (629)
Woodlands Operating income not subject to tax           --       (496)
WECCR GP partnership income not subject to tax          --       (167)
Meals and entertainment                                 22         22
Change in tax status                                    --     (3,101)
Change in valuation allowance                        2,805      4,371
                                                  --------   --------
                                                  $     --   $     --
                                                  ========   ========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


12. INCOME TAXES (CONTINUED)

Deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of WECCR GP's assets and liabilities and for operating loss carryforwards. Significant components of WECCR GP's net deferred tax asset are as follows (in thousands):

                                           DECEMBER 31
                                      2003            2002
                                   ----------      ----------
Deferred tax asset:
      Deferred initiation fees     $    3,044      $    3,441
      Net operating loss                4,062             792
      Other                               149             206
                                   ----------      ----------
                                        7,255           4,439

Deferred tax liabilities                   79              68
                                   ----------      ----------
Gross deferred tax asset                7,176           4,371
Valuation allowance                    (7,176)         (4,371)
                                   ----------      ----------
Net deferred tax asset             $       --      $       --
                                   ==========      ==========

WECCR GP has net operating loss carryforwards of $3,270,000 and $792,000 at December 31, 2003 and 2002, respectively, which begin to expire in the year 2022.

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has provided a valuation allowance of $7,176,000 and $4,371,000 at December 31, 2003 and 2002, respectively, due to uncertainties regarding the realizations of certain deferred tax assets in future periods.

                           OTHER FINANCIAL INFORMATION

          Report of Independent Auditors on Other Financial Information

To the Executive Committee of
  The Woodlands Land Development Company, L.P.,
  The Woodlands Commercial Properties Company, L.P., and
  The Woodlands Operating Company, L.P.

Our audits were conducted for the purpose of forming an opinion on the combined financial statements taken as a whole. The accompanying combining balance sheets as of December 31, 2003 and 2002, and the related combining statements of earnings (loss) and comprehensive income (loss), changes in partners' equity (deficit), and cash flows for the years then ended, are presented for purposes of additional analysis and are not a required part of the combined financial statements. Such information has been subjected to the auditing procedures applied in our audits of the combined financial statements, and in our opinion, is fairly stated in all material respects in relation to the combined financial statements taken as a whole.

                                          /s/ Ernst & Young LLP

February 9, 2004

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                Combining Balance Sheets as of December 31, 2003


                                                 THE WOODLANDS     THE WOODLANDS
                                                     LAND           COMMERCIAL       THE WOODLANDS
                                                  DEVELOPMENT       PROPERTIES         OPERATING
                                                 COMPANY, L.P.     COMPANY, L.P.     COMPANY, L.P.      ELIMINATIONS     COMBINED
                                                 -------------     -------------     -------------      ------------     --------
                                                                                (Dollars in Thousands)
ASSETS
Cash and cash equivalents                        $       5,033     $       4,988     $       4,024      $         --     $ 14,045
Trade receivables                                        2,730               515             5,941                --        9,186
Receivables from affiliates                                 --            15,011             2,953            17,339          625
Inventory                                                  485                --             1,746                --        2,231
Prepaid and other current assets                         1,284             1,249             1,310                --        3,843
Notes and contracts receivable                          31,054               200                --                --       31,254
Real estate                                            374,523           115,079             1,950                --      491,552
Properties held for sale                                    --                --                --                --           --
Other assets                                             7,573             1,976             2,390                --       11,939
                                                 -------------     -------------     -------------      ------------     --------
                                                 $     422,682     $     139,018     $      20,314      $     17,339     $564,675
                                                 =============     =============     =============      ============     ========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
      Accounts payable and accrued liabilities   $      16,173     $       1,953     $      11,875      $         --     $ 30,001
      Payables to affiliates                             1,568             6,464            14,660            17,339        5,353
      Credit facility                                  225,000            55,000                --                --      280,000
      Debt related to properties held for sale              --                --                --                --           --
      Other debt                                        57,037             2,845                --                --       59,882
      Deferred revenue                                  17,663                --            10,129                --       27,792
      Other liabilities                                  8,679             3,512             2,475                --       14,666
      Notes payable to partners                         25,000                --                --                --       25,000
                                                 -------------     -------------     -------------      ------------     --------
                                                       351,120            69,774            39,139            17,339      442,694

Commitments and contingencies

Partners' equity (deficit)                              71,562            69,244           (18,825)               --      121,981
                                                 -------------     -------------     -------------      ------------     --------
                                                 $     422,682     $     139,018     $      20,314      $     17,339     $564,675
                                                 =============     =============     =============      ============     ========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                Combining Balance Sheets as of December 31, 2002

                                                THE WOODLANDS     THE WOODLANDS
                                                    LAND           COMMERCIAL       THE WOODLANDS
                                                 DEVELOPMENT       PROPERTIES         OPERATING
                                                COMPANY, L.P.     COMPANY, L.P.     COMPANY, L.P.      ELIMINATIONS     COMBINED
                                                -------------     -------------     -------------      ------------     --------
                                                                               (Dollars in Thousands)
ASSETS
Cash and cash equivalents                       $      15,289     $       5,816     $       3,890      $         --     $ 24,995
Trade receivables                                       2,455             4,683             5,583                --       12,721
Receivables from affiliates                             6,785             4,561             7,051            18,296          101
Inventory                                                 212                --             1,774                --        1,986
Prepaid and other current assets                        1,399             1,272             1,899                --        4,570
Notes and contracts receivable                         29,048               366                --                --       29,414
Real estate                                           388,587           126,257             2,580                --      517,424
Properties held for sale                                   --             8,882                --                --        8,882
Other assets                                            7,035             2,617             2,020                --       11,672
                                                -------------     -------------     -------------      ------------     --------
                                                $     450,810     $     154,454     $      24,797      $     18,296     $611,765
                                                =============     =============     =============      ============     ========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accounts payable and accrued liabilities     $      29,008     $       4,706     $      17,603      $         --     $ 51,317
   Payables to affiliates                               6,675            10,893             5,977            18,296        5,249
   Credit facility                                    230,000            55,000                --                --      285,000
   Debt related to properties held for sale                --             8,001                --                --        8,001
   Other debt                                          54,547             3,385                --                --       57,932
   Deferred revenue                                    12,927                --            10,674                --       23,601
   Other liabilities                                    7,068             5,832             2,121                --       15,021
   Notes payable to partners                           25,000                --                --                --       25,000
                                                -------------     -------------     -------------      ------------     --------
                                                      365,225            87,817            36,375            18,296      471,121

Commitments and contingencies

Partners' equity (deficit)                             85,585            66,637           (11,578)               --      140,644
                                                -------------     -------------     -------------      ------------     --------
                                                $     450,810     $     154,454     $      24,797      $     18,296     $611,765
                                                =============     =============     =============      ============     ========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

 Combining Statements of Earnings (Loss) and Comprehensive Income (Loss) for the
                          Year Ended December 31, 2003


                                             THE WOODLANDS     THE WOODLANDS
                                                 LAND           COMMERCIAL       THE WOODLANDS
                                              DEVELOPMENT       PROPERTIES         OPERATING
                                             COMPANY, L.P.     COMPANY, L.P.     COMPANY, L.P.      ELIMINATIONS     COMBINED
                                             -------------     -------------     -------------      ------------     ---------
                                                                            (Dollars in Thousands)
Revenues:
   Residential lot sales                     $      78,708     $          --     $          --      $         --     $  78,708
   Commercial land sales                            27,331                --                --                --        27,331
   Gain on sale of properties                           --             1,415                --                --         1,415
   Hotel and country club operations                20,089                --            48,381                --        68,470
   Other                                             9,283            22,320            24,542            31,780        24,365
                                             -------------     -------------     -------------      ------------     ---------
                                                   135,411            23,735            72,923            31,780       200,289

Costs and expenses:
   Residential lot cost of sales                    34,841                --                --                --        34,841
   Commercial land cost of sales                    10,993                --                --                --        10,993
   Hotel and country club operations                23,592                --            56,458            12,453        67,597
   Operating expenses                               30,087            11,569            22,357            19,327        44,686
   Depreciation and amortization                     5,156             8,266               810                --        14,232
                                             -------------     -------------     -------------      ------------     ---------
                                                   104,669            19,835            79,625            31,780       172,349
                                             -------------     -------------     -------------      ------------     ---------
Operating earnings (loss)                           30,742             3,900            (6,702)               --        27,940

Other (income) expense:
   Interest expense                                 16,740             2,727                 9                --        19,476
   Interest capitalized                             (9,749)               --                --                --        (9,749)
   Amortization of debt costs                        1,579               691                --                --         2,270
   Net gain on involuntary conversion                   --              (659)               --                --          (659)
   Other                                               492              (626)               30                --          (104)
                                             -------------     -------------     -------------      ------------     ---------
                                                     9,062             2,133                39                --        11,234
                                             -------------     -------------     -------------      ------------     ---------

Earnings (loss) from continuing operations          21,680             1,767            (6,741)               --        16,706

Discontinued operations:
   Gain (loss) on disposal of discontinued
     operations                                       (862)            8,960                --                --         8,098
   Gain (loss) from discontinued
     operations                                        135             1,573              (506)               --         1,202
                                             -------------     -------------     -------------      ------------     ---------

Net earnings (loss)                                 20,953            12,300            (7,247)               --        26,006

Other comprehensive income:
   Gain on interest rate swap                        1,227               307                --                --         1,534
                                             -------------     -------------     -------------      ------------     ---------
Comprehensive income (loss)                  $      22,180     $      12,607     $      (7,247)     $         --     $  27,540
                                             =============     =============     =============      ============     =========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

 Combining Statement of Earnings (Loss) and Comprehensive Income (Loss) for the
                          Year Ended December 31, 2002


                                             THE WOODLANDS     THE WOODLANDS
                                                 LAND           COMMERCIAL       THE WOODLANDS
                                              DEVELOPMENT       PROPERTIES         OPERATING
                                             COMPANY, L.P.     COMPANY, L.P.     COMPANY, L.P.      ELIMINATIONS     COMBINED
                                             -------------     -------------     -------------      ------------     ---------
                                                                            (Dollars in Thousands)
Revenues:
   Residential lot sales                     $      84,429     $          --     $          --      $         --     $  84,429
   Commercial land sales                            59,713                --                --                --        59,713
   Gain on sale of properties                          645            48,275                --                --        48,920
   Hotel and country club operations                 1,904                --            53,710                --        55,614
   Other                                             8,547            28,073            23,357            33,703        26,274
                                             -------------     -------------     -------------      ------------     ---------
                                                   155,238            76,348            77,067            33,703       274,950

Costs and expenses:
   Residential lot cost of sales                    38,607                --                --                --        38,607
   Commercial land cost of sales                    19,579                --                --                --        19,579
   Hotel and country club operations                 6,340                --            56,925            14,315        48,950
   Operating expenses                               25,577            14,251            21,228            19,388        41,668
   Depreciation and amortization                     1,806             9,935             1,063                --        12,804
                                             -------------     -------------     -------------      ------------     ---------
                                                    91,909            24,186            79,216            33,703       161,608
                                             -------------     -------------     -------------      ------------     ---------
Operating earnings (loss)                           63,329            52,162            (2,149)               --       113,342

Other expense:
   Interest expense                                 17,385             3,822                --                80        21,127
   Interest capitalized                            (12,253)             (205)               --                --       (12,458)
   Amortization of debt costs                        1,495               753                --                --         2,248
   Other                                             1,609               457               187               (80)        2,333
                                             -------------     -------------     -------------      ------------     ---------
                                                     8,236             4,827               187                --        13,250
                                             -------------     -------------     -------------      ------------     ---------

Earnings (loss) from continuing operations          55,093            47,335            (2,336)               --       100,092
Gain from discontinued operations                       94             1,638               539                --         2,271
                                             -------------     -------------     -------------      ------------     ---------
Net earnings (loss)                                 55,187            48,973            (1,797)               --       102,363

Other comprehensive income:
   Gain on interest rate swap                          392                --                --                --           392
                                             -------------     -------------     -------------      ------------     ---------
Comprehensive income (loss)                  $      55,579     $      48,973     $      (1,797)     $         --     $ 102,755
                                             =============     =============     =============      ============     =========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

   Combining Statements of Changes in Partners' Equity (Deficit) for the Years
                        Ended December 31, 2003 and 2002

                                          DECEMBER 31,                   EARNINGS    COMPREHENSIVE   DECEMBER 31,
                                              2001       DISTRIBUTIONS    (LOSS)        INCOME           2002       DISTRIBUTIONS
                                          ------------   -------------   ---------   -------------   ------------   -------------
                                                                                                        (Dollars in Thousands)
The Woodlands Land Development
 Company, L.P.:
  The Woodlands Land Company, Inc.        $     42,939   $     (37,687)  $  29,138   $         206   $     34,596   $     (19,386)
  TWC Land Development L.P.                         --              --          --              --             --              --
  MS/TWC Joint Venture                          57,084         (32,631)     25,498             183         50,134         (16,455)
  MS TWC, Inc.                                   1,011            (710)        551               3            855            (362)
                                          ------------   -------------   ---------   -------------   ------------   -------------
                                               101,034         (71,028)     55,187             392         85,585         (36,203)

The Woodlands Commercial Properties
 Company, L.P.:
  Crescent Real Estate Equities Limited
    Partnership                                 26,006         (18,675)     20,323              --         27,654          (4,150)
  TWC Commercial Properties L.P.                    --              --          --              --             --              --
  MS/TWC Joint Venture                          35,405         (20,925)     22,873              --         37,353          (4,650)
  CresWood Development, L.L.C                      627          (4,950)      5,287              --            964          (1,100)
  MS TWC, Inc.                                     626            (450)        490              --            666            (100)
                                          ------------   -------------   ---------   -------------   ------------   -------------
                                                62,664         (45,000)     48,973              --         66,637         (10,000)

The Woodlands Operating Company, L.P.:
  WOCOI Investment Company                      (4,158)             --      (1,672)             --         (5,830)             --
  TWC Operating L.P.                                --              --          --              --             --              --
  MS/TWC Joint Venture                          (5,526)             --        (105)             --         (5,631)             --
  MS TWC, Inc.                                     (97)             --         (20)             --           (117)             --
                                          ------------   -------------   ---------   -------------   ------------   -------------
                                                (9,781)             --      (1,797)             --        (11,578)             --
                                          ------------   -------------   ---------   -------------   ------------   -------------
Combined                                  $    153,917   $    (116,028)  $ 102,363   $         392   $    140,644   $     (46,203)
                                          ============   =============   =========   =============   ============   =============


                                                                        SALE OF
                                                                      CRESCENT'S
                                          EARNINGS    COMPREHENSIVE   INTEREST TO     DECEMBER 31,
                                           (LOSS)        INCOME      ROUSE (NOTE 1)       2003
                                          ---------   -------------  --------------   ------------
The Woodlands Land Development
 Company, L.P.:
  The Woodlands Land Company, Inc.        $  11,001   $         644  $      (26,855)  $         --
  TWC Land Development L.P.                      --              --          26,855         26,855
  MS/TWC Joint Venture                        9,743             571              --         43,993
  MS TWC, Inc.                                  209              12              --            714
                                          ---------   -------------  --------------   ------------
                                             20,953           1,227              --         71,562

The Woodlands Commercial Properties
 Company, L.P.:
  Crescent Real Estate Equities Limited
    Partnership                               5,105             127         (28,736)            --
  TWC Commercial Properties L.P.                 --              --          29,987         29,987
  MS/TWC Joint Venture                        5,719             143              --         38,565
  CresWood Development, L.L.C                 1,353              34         (1,251)             --
  MS TWC, Inc.                                  123               3              --            692
                                          ---------   -------------  --------------   ------------
                                             12,300             307              --         69,244

The Woodlands Operating Company, L.P.:
  WOCOI Investment Company                   (3,805)             --           9,635             --
  TWC Operating L.P.                             --              --          (9,635)        (9,635)
  MS/TWC Joint Venture                       (3,370)             --              --         (9,001)
  MS TWC, Inc.                                  (72)             --              --           (189)
                                          ---------   -------------  --------------   ------------
                                             (7,247)             --              --        (18,825)
                                          ---------   -------------  --------------   ------------
Combined                                  $  26,006   $       1,534  $           --   $    121,981
                                          =========   =============  ==============   ============

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

              Combining Statements of Cash Flows for the Year Ended
                               December 31, 2003

                                                          THE WOODLANDS      THE WOODLANDS
                                                              LAND            COMMERCIAL        THE WOODLANDS
                                                           DEVELOPMENT        PROPERTIES          OPERATING
                                                          COMPANY, L.P.      COMPANY, L.P.      COMPANY, L.P.      COMBINED
                                                          -------------      -------------      -------------      ---------
                                                                                 (Dollars in Thousands)
OPERATING ACTIVITIES
Net earnings (loss)                                       $      20,953      $      12,300      $      (7,247)     $ 26,006
Adjustments to reconcile net earnings (loss) to cash
  provided by operating activities:
     Other comprehensive income                                   1,227                307                 --         1,534
     Cost of land sold                                           45,834                 --                 --        45,834
     Land development capital expenditures                      (39,503)                --                 --       (39,503)
     Depreciation and amortization                                5,579              8,275                887        14,741
     Amortization of debt costs                                   1,579                691                 --         2,270
     Loss (gain) on disposal of discontinued
       operations                                                   862             (8,960)                --        (8,098)
     Gain on sale of properties                                      --             (1,415)                --        (1,415)
     (Increase) decrease in notes and contracts
       receivable                                                (2,006)               166                 --        (1,840)
     Other liabilities and deferred revenue                       6,347             (2,320)              (191)        3,836
     Other                                                        3,038              4,832               (332)        7,538
     Changes in operating assets and liabilities:
       Trade receivables, inventory, and prepaid
         assets                                                    (433)             4,191                259         4,017
       Other assets                                              (2,117)               (50)                40        (2,127)
       Accounts payable, accrued liabilities, and net
         payables with affiliates                               (11,157)           (17,632)             7,053       (21,736)
                                                          -------------      -------------      -------------      --------
Cash provided by operating activities                            30,203                385                469        31,057

INVESTING ACTIVITIES
Capital expenditures                                             (9,882)            (3,401)              (335)      (13,618)
Proceeds from sale of property                                    8,136             12,804                 --        20,940
                                                          -------------      -------------      -------------      --------
Cash (used in) provided by investing activities                  (1,746)             9,403               (335)        7,322

FINANCING ACTIVITIES
Distributions to partners                                       (36,203)           (10,000)                --       (46,203)
Debt borrowings                                                   5,268                 --                 --         5,268
Debt repayments                                                  (7,778)              (616)                --        (8,394)
                                                          -------------      -------------      -------------      --------
Cash used in financing activities                               (38,713)           (10,616)                --       (49,329)
                                                          -------------      -------------      -------------      --------
(Decrease) increase in cash and cash equivalents                (10,256)              (828)               134       (10,950)
Cash and cash equivalents, beginning of year                     15,289              5,816              3,890        24,995
                                                          -------------      -------------      -------------      --------
Cash and cash equivalents, end of year                    $       5,033      $       4,988      $       4,024      $ 14,045
                                                          =============      =============      =============      ========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

     Combining Statements of Cash Flows for the Year Ended December 31, 2002


                                                          THE WOODLANDS      THE WOODLANDS
                                                              LAND            COMMERCIAL        THE WOODLANDS
                                                           DEVELOPMENT        PROPERTIES          OPERATING
                                                          COMPANY, L.P.      COMPANY, L.P.      COMPANY, L.P.      COMBINED
                                                          -------------      -------------      -------------      ---------
                                                                                 (Dollars in Thousands)
OPERATING ACTIVITIES
Net earnings (loss)                                       $      55,187      $      48,973      $      (1,797)     $ 102,363
Adjustments to reconcile net earnings (loss) to cash
  provided by operating activities:
     Other comprehensive income                                     392                 --                 --            392
     Cost of land sold                                           58,186                 --                 --         58,186
     Land development capital expenditures                      (39,412)                --                 --        (39,412)
     Depreciation and amortization                                2,208              9,989              1,143         13,340
     Amortization of debt costs                                   1,495                753                 --          2,248
     Gain on sale of properties                                    (645)           (48,275)                --        (48,920)
     Increase in notes and contracts receivable                  (3,350)              (196)                --         (3,546)
     Other liabilities and deferred revenue                         941              4,276              1,239          6,456
     Other                                                        4,492                345               (345)         4,492
     Changes in operating assets and liabilities:
       Trade receivables, inventory, and prepaid
         assets                                                    (881)            (3,399)            (2,629)        (6,909)
       Other assets                                              (4,777)            (1,062)               246         (5,593)
       Accounts payable, accrued liabilities, and net
         payables with affiliates                                 1,239              3,559              5,018          9,816
                                                          -------------      -------------      -------------      ---------
Cash provided by operating activities                            75,075             14,963              2,875         92,913

INVESTING ACTIVITIES
Capital expenditures                                            (48,079)           (19,188)              (533)       (67,800)
Proceeds from sale of property                                       --             53,031                 --         53,031
                                                          -------------      -------------      -------------      ---------
Cash (used for) provided by investing activities                (48,079)            33,843               (533)       (14,769)

FINANCING ACTIVITIES
Distributions to partners                                       (71,028)           (45,000)                --       (116,028)
Debt borrowings                                                  78,630             15,139                 --         93,769
Debt repayments                                                 (19,346)           (21,116)                --        (40,462)
Change in affiliated company note                                (2,651)             2,651                 --             --
                                                          -------------      -------------      -------------      ---------
Cash used for financing activities                              (14,395)           (48,326)                --        (62,721)
                                                          -------------      -------------      -------------      ---------
Increase in cash and cash equivalents                            12,601                480              2,342         15,423

 Cash and cash equivalents, beginning of year                     2,688              5,336              1,548          9,572
                                                          -------------      -------------      -------------      ---------
 Cash and cash equivalents, end of year                   $      15,289      $       5,816      $       3,890      $  24,995
                                                          =============      =============      =============      =========

                  THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
                THE WOODLANDS COMMERCIAL PROPERTIES COMPANY, L.P.
                      THE WOODLANDS OPERATING COMPANY, L.P.

                    UNAUDITED COMBINING FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

                  THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
                THE WOODLANDS COMMERCIAL PROPERTIES COMPANY, L.P.
                      THE WOODLANDS OPERATING COMPANY, L.P.
       UNAUDITED COMBINING BALANCE SHEET AS OF DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                                2001
                                                    ----------------------------------------------------------
                                                        THE             THE
                                                      WOODLANDS       WOODLANDS          THE
                                                        LAND         COMMERCIAL        WOODLANDS
                                                     DEVELOPMENT     PROPERTIES        OPERATING
                                                    COMPANY, L.P.   COMPANY, L.P.    COMPANY, L.P.    COMBINED
                                                    -------------   -------------    -------------    --------
ASSETS
Cash and cash equivalents .......................   $       2,688   $       5,336    $       1,548    $  9,572
Trade receivables ...............................           1,738           1,030            5,074       7,842
Inventory .......................................             138              --            1,210       1,348
Prepaid and other current assets ................           1,309           2,784              343       4,436
Notes and contracts receivable ..................          25,698             170               --      25,868
Real estate .....................................         365,636         125,704            2,837     494,177
Properties held for sale ........................              --          22,316               --      22,316
Other assets ....................................           3,361           2,779            1,995       8,135
                                                    -------------   -------------    -------------    --------
                                                    $     400,568   $     160,119    $      13,007    $573,694
                                                    =============   =============    =============    ========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

     Accounts payable and accrued liabilities ...   $      27,659   $       6,662    $      12,352    $ 46,673
     Credit facility ............................         201,154          60,736               --     261,890
     Other debt .................................          24,109          30,887               --      54,996
     Deferred revenue ...........................          12,208              --            8,594      20,802
     Other liabilities ..........................           6,753           1,821            1,842      10,416
     Affiliated company note (receivable)
       payable                                              2,651          (2,651)              --          --
     Notes payable to partners ..................          25,000              --               --      25,000
                                                    -------------   -------------    -------------    --------
                                                          299,534          97,455           22,788     419,777
Commitments and contingencies

Partners' equity (deficit) ......................         101,034          62,664           (9,781)    153,917
                                                    -------------   -------------    -------------    --------
                                                    $     400,568   $     160,119    $      13,007    $573,694
                                                    =============   =============    =============    ========


                                                                                2000
                                                    ----------------------------------------------------------
                                                        THE             THE
                                                      WOODLANDS       WOODLANDS          THE
                                                        LAND         COMMERCIAL       WOODLANDS
                                                     DEVELOPMENT     PROPERTIES       OPERATING
                                                    COMPANY, L.P.   COMPANY, L.P.    COMPANY, L.P.    COMBINED
                                                    -------------   -------------    -------------    --------
ASSETS
Cash and cash equivalents .......................   $      10,739   $      16,389    $       3,817    $ 30,945
Trade receivables ...............................             989              93            6,071       7,153
Inventory .......................................              56              --            1,217       1,273
Prepaid and other current assets ................           2,072           3,766              432       6,270
Notes and contracts receivable ..................          30,471             377               --      30,848
Real estate .....................................         395,940         148,501            2,430     546,871
Properties held for sale ........................              --              --               --          --
Other assets ....................................           4,342           3,724              738       8,804
                                                    -------------   -------------    -------------    --------
                                                    $     444,609   $     172,850    $      14,705    $632,164
                                                    =============   =============    =============    ========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

     Accounts payable and accrued liabilities ...   $      31,533   $      13,995    $      13,493    $ 59,021
     Credit facility ............................         217,000          63,000               --     280,000
     Other debt .................................          38,356          35,773               --      74,129
     Deferred revenue ...........................           1,911              --            7,045       8,956
     Other liabilities ..........................          11,489           1,528              336      13,353
     Affiliated company note (receivable)
       payable                                             15,880         (15,880)              --          --
     Notes payable to partners ..................          25,000              --               --      25,000
                                                    -------------   -------------    -------------    --------
                                                          341,169          98,416           20,874     460,459
Commitments and contingencies

Partners' equity (deficit) ......................         103,440          74,434           (6,169)    171,705
                                                    -------------   -------------    -------------    --------
                                                    $     444,609   $     172,850    $      14,705    $632,164
                                                    =============   =============    =============    ========


   The accompanying notes are an integral part of these financial statements.

                  THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
                THE WOODLANDS COMMERCIAL PROPERTIES COMPANY, L.P.
                      THE WOODLANDS OPERATING COMPANY, L.P.
   UNAUDITED COMBINING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME FOR THE
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


                                                                                              2001
                                                          ------------------------------------------------------------------------
                                                              THE             THE
                                                            WOODLANDS       WOODLANDS         THE
                                                              LAND         COMMERCIAL       WOODLANDS
                                                           DEVELOPMENT     PROPERTIES       OPERATING
                                                          COMPANY, L.P.   COMPANY, L.P.   COMPANY, L.P.   ELIMINATIONS   COMBINED
                                                          -------------   -------------   -------------   ------------   ---------
REVENUES
Residential lot sales ..................................  $     126,284   $          --   $          --   $         --   $ 126,284
Commercial land sales ..................................         31,852              --              --             --      31,852
Conference Center and Country Club operations ..........             --              --          50,780             --      50,780
Other ..................................................         28,125          45,363          30,979         32,806      71,661
                                                          -------------   -------------   -------------   ------------   ---------
                                                                186,261          45,363          81,759         32,806     280,577
                                                          -------------   -------------   -------------   ------------   ---------
COSTS AND EXPENSES
Residential lot cost of sales ..........................         57,828              --              --             --      57,828
Commercial land cost of sales ..........................         14,165              --              --             --      14,165
Conference Center and Country Club operations ..........             --              --          51,390        (13,604)     37,786
Operating expenses .....................................         32,092          17,905          28,257        (19,202)     59,052
Depreciation and amortization ..........................          3,423          10,923             980             --      15,326
                                                          -------------   -------------   -------------   ------------   ---------
                                                                107,508          28,828          80,627        (32,806)    184,157
                                                          -------------   -------------   -------------   ------------   ---------
OPERATING EARNINGS .....................................         78,753          16,535           1,132             --      96,420
                                                          -------------   -------------   -------------   ------------   ---------

OTHER (INCOME) EXPENSE

Interest expense .......................................         24,173           7,861              --           (931)     31,103
Interest capitalized ...................................        (19,206)           (193)             --             --     (19,399)
Amortization of debt costs .............................          1,271             763              --             --       2,034
Other ..................................................            154             485              (6)           931       1,564
                                                          -------------   -------------   -------------   ------------   ---------
                                                                  6,392           8,916              (6)            --      15,302
                                                          -------------   -------------   -------------   ------------   ---------

EARNINGS BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE .......................         72,361           7,619           1,138             --      81,118

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ..            213             139              --             --         352
                                                          -------------   -------------   -------------   ------------   ---------

NET EARNINGS ...........................................         72,148           7,480           1,138             --      80,766

OTHER COMPREHENSIVE LOSS
Unrealized loss on interest rate swap ..................           (392)             --              --             --        (392)
                                                          -------------   -------------   -------------   ------------   ---------

COMPREHENSIVE INCOME ...................................  $      71,756   $       7,480   $       1,138   $         --   $  80,374
                                                          =============   =============   =============   ============   =========

                                                                                            2000
                                                          ------------------------------------------------------------------------
                                                              THE             THE
                                                            WOODLANDS       WOODLANDS       THE
                                                              LAND         COMMERCIAL      WOODLANDS
                                                           DEVELOPMENT     PROPERTIES      OPERATING
                                                          COMPANY, L.P.   COMPANY, L.P.   COMPANY, L.P.   ELIMINATIONS   COMBINED
                                                          -------------   -------------   -------------   ------------   ---------
REVENUES
Residential lot sales ..................................  $     127,435   $          --   $          --   $         --   $ 127,435
Commercial land sales ..................................         39,486              --              --             --      39,486
Conference Center and Country Club operations ..........             --              --          53,355             --      53,355
Other ..................................................          9,963          71,992          29,394         34,103      77,246
                                                          -------------   -------------   -------------   ------------   ---------
                                                                176,884          71,992          82,749         34,103     297,522
                                                          -------------   -------------   -------------   ------------   ---------
COSTS AND EXPENSES
Residential lot cost of sales ..........................         64,269              --              --             --      64,269
Commercial land cost of sales ..........................         15,411              --              --             --      15,411
Conference Center and Country Club operations ..........             --              --          52,166        (14,349)     37,817
Operating expenses .....................................         25,249          21,072          26,712        (19,754)     53,279
Depreciation and amortization ..........................          1,267          11,164           1,035             --      13,466
                                                          -------------   -------------   -------------   ------------   ---------
                                                                106,196          32,236          79,913        (34,103)    184,242
                                                          -------------   -------------   -------------   ------------   ---------
OPERATING EARNINGS .....................................         70,688          39,756           2,836             --     113,280
                                                          -------------   -------------   -------------   ------------   ---------

OTHER (INCOME) EXPENSE

Interest expense .......................................         29,424          12,647              --         (1,616)     40,455
Interest capitalized ...................................        (26,438)            (16)             --             --     (26,454)
Amortization of debt costs .............................          1,083             626              --             --       1,709
Other ..................................................            149            (884)            (14)         1,616         867
                                                          -------------   -------------   -------------   ------------   ---------
                                                                  4,218          12,373             (14)            --      16,577
                                                          -------------   -------------   -------------   ------------   ---------

EARNINGS BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE .......................         66,470          27,383           2,850             --      96,703

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ..             --              --              --             --          --
                                                          -------------   -------------   -------------   ------------   ---------

NET EARNINGS ...........................................         66,470          27,383           2,850             --      96,703

OTHER COMPREHENSIVE LOSS
Unrealized loss on interest rate swap ..................             --              --              --             --          --
                                                          -------------   -------------   -------------   ------------   ---------

COMPREHENSIVE INCOME ...................................  $      66,470   $      27,383   $       2,850   $         --   $  96,703
                                                          =============   =============   =============   ============   =========


   The accompanying notes are an integral part of these financial statements.

                  THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
                THE WOODLANDS COMMERCIAL PROPERTIES COMPANY, L.P.
                      THE WOODLANDS OPERATING COMPANY, L.P.
     UNAUDITED COMBINING STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)



                                               DECEMBER 31,                                                   DECEMBER 31,
                                                   1999        CONTRIBUTIONS    DISTRIBUTIONS    EARNINGS         2000
                                               ------------    -------------    -------------    ---------    ------------
THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
The Woodlands Land Company, Inc. ...........   $     41,099    $       2,550    $     (27,947)   $  28,260    $     43,962
MS/TWC Joint Venture .......................         54,636            3,390          (37,129)      37,547          58,444
MS TWC, Inc. ...............................            967               60             (656)         663           1,034
                                               ------------    -------------    -------------    ---------    ------------
                                                     96,702            6,000          (65,732)      66,470         103,440
                                               ------------    -------------    -------------    ---------    ------------

THE WOODLANDS COMMERCIAL PROPERTIES COMPANY,
  L.P.

Crescent Real Estate Equities Limited
 Partnership ...............................         34,748           10,375          (25,598)      11,365          30,890
MS/TWC Joint Venture .......................         47,308           14,125          (34,848)      15,470          42,055
CresWood Development, L.L.C ................            838              250             (617)         273             744
MS TWC, Inc. ...............................            836              250             (616)         275             745
                                               ------------    -------------    -------------    ---------    ------------
                                                     83,730           25,000          (61,679)      27,383          74,434
                                               ------------    -------------    -------------    ---------    ------------

THE WOODLANDS OPERATING COMPANY, L.P.
WOCOI Investment Company ...................         (1,284)              --           (3,266)       1,927          (2,623)
MS/TWC Joint Venture .......................         (1,706)              --           (2,679)         900          (3,485)
MS TWC, Inc. ...............................            (29)              --              (55)          23             (61)
                                               ------------    -------------    -------------    ---------    ------------
                                                     (3,019)              --           (6,000)       2,850          (6,169)
                                               ------------    -------------    -------------    ---------    ------------

COMBINED ...................................   $    177,413    $      31,000    $    (133,411)   $  96,703    $    171,705
                                               ============    =============    =============    =========    ============

                                                                                              COMPREHENSIVE    DECEMBER 31,
                                               CONTRIBUTIONS    DISTRIBUTIONS    EARNINGS          LOSS            2001
                                               -------------    -------------    ---------    -------------    ------------
THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
The Woodlands Land Company, Inc. ...........   $       4,455    $     (40,538)   $  35,252    $        (192)   $     42,939
MS/TWC Joint Venture .......................           4,455          (41,793)      36,175             (197)         57,084
MS TWC, Inc. ...............................              90             (831)         721               (3)          1,011
                                               -------------    -------------    ---------    -------------    ------------
                                                       9,000          (83,162)      72,148             (392)        101,034
                                               -------------    -------------    ---------    -------------    ------------

THE WOODLANDS COMMERCIAL PROPERTIES COMPANY,
  L.P.

Crescent Real Estate Equities Limited
 Partnership ...............................           4,150          (12,139)       3,105               --          26,006
MS/TWC Joint Venture .......................           4,950          (15,664)       4,064               --          35,405
CresWood Development, L.L.C ................             800           (1,154)         237               --             627
MS TWC, Inc. ...............................             100             (293)          74               --             626
                                               -------------    -------------    ---------    -------------    ------------
                                                      10,000          (29,250)       7,480               --          62,664
                                               -------------    -------------    ---------    -------------    ------------

THE WOODLANDS OPERATING COMPANY, L.P.
WOCOI Investment Company ...................              --           (2,494)         959               --          (4,158)
MS/TWC Joint Venture .......................              --           (2,208)         167               --          (5,526)
MS TWC, Inc. ...............................              --              (48)          12               --             (97)
                                               -------------    -------------    ---------    -------------    ------------
                                                          --           (4,750)       1,138               --          (9,781)
                                               -------------    -------------    ---------    -------------    ------------

COMBINED ...................................   $      19,000    $    (117,162)   $  80,766    $        (392)   $    153,917
                                               =============    =============    =========    =============    ============

   The accompanying notes are an integral part of these financial statements.

                  THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
                THE WOODLANDS COMMERCIAL PROPERTIES COMPANY, L.P.
                      THE WOODLANDS OPERATING COMPANY, L.P.
  UNAUDITED COMBINING STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
                      2001 AND 2000 (DOLLARS IN THOUSANDS)

                                                                                             2001
                                                               ------------------------------------------------------------
                                                                   THE              THE
                                                                 WOODLANDS        WOODLANDS          THE
                                                                   LAND          COMMERCIAL        WOODLANDS
                                                                DEVELOPMENT      PROPERTIES        OPERATING
                                                               COMPANY, L.P.    COMPANY, L.P.    COMPANY, L.P.    COMBINED
                                                               -------------    -------------    -------------    ---------
OPERATING ACTIVITIES
Net earnings ...............................................   $      72,148    $       7,480    $       1,138    $  80,766
Adjustments to reconcile net earnings to
     cash provided by operating activities
         Cost of land sold .................................          71,993               --               --       71,993
         Land development capital expenditures .............         (50,798)              --               --      (50,798)
         Depreciation and amortization .....................           3,423           10,923              980       15,326
         Amortization of debt costs ........................           1,271              763               --        2,034
         Gain on sale of properties ........................         (13,301)          (4,741)              --      (18,042)
         Partnership distributions in excess of earnings ...             390            1,552               --        1,942
         Decrease in notes and contracts receivable ........           4,773              207               --        4,980
         Cumulative effect of change in accounting
           principle .......................................             213              139               --          352
         Other .............................................           1,118             (569)           2,704        3,253
                                                               -------------    -------------    -------------    ---------
                                                                      91,230           15,754            4,822      111,806
         Changes in operating assets and liabilities
            Trade receivables, inventory and prepaid
              assets .......................................             (68)              45            1,093        1,070
            Other assets ...................................            (290)             182           (1,257)      (1,365)
            Accounts payable and accrued liabilities .......          (3,874)          (7,333)          (1,141)     (12,348)
                                                               -------------    -------------    -------------    ---------
Cash provided by operating activities ......................          86,998            8,648            3,517       99,163
                                                               -------------    -------------    -------------    ---------

INVESTING ACTIVITIES

Capital expenditures .......................................         (44,027)         (17,434)          (1,036)     (62,497)
Proceeds from sale of property .............................          41,812            6,018               --       47,830
                                                               -------------    -------------    -------------    ---------
Cash provided by (used for) investing activities ...........          (2,215)         (11,416)          (1,036)     (14,667)
                                                               -------------    -------------    -------------    ---------

FINANCING ACTIVITIES

Contributions from partners ................................           9,000           10,000               --       19,000
Distributions to partners ..................................         (83,162)         (29,250)          (4,750)    (117,162)
Debt borrowings ............................................          24,832               --               --       24,832
Debt repayments ............................................         (30,275)          (2,264)              --      (32,539)
Change in affiliated company note ..........................         (13,229)          13,229               --           --
                                                               -------------    -------------    -------------    ---------
Cash used for financing activities .........................         (92,834)          (8,285)          (4,750)    (105,869)
                                                               -------------    -------------    -------------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........          (8,051)         (11,053)          (2,269)     (21,373)
CASH AND CASH EQUIVALENTS, beginning of year ...............          10,739           16,389            3,817       30,945
                                                               -------------    -------------    -------------    ---------
CASH AND CASH EQUIVALENTS, end of year .....................   $       2,688    $       5,336    $       1,548    $   9,572
                                                               =============    =============    =============    =========

                                                                                            2000
                                                               ------------------------------------------------------------
                                                                   THE              THE
                                                                WOODLANDS        WOODLANDS          THE
                                                                   LAND          COMMERCIAL       WOODLANDS
                                                                DEVELOPMENT      PROPERTIES       OPERATING
                                                               COMPANY, L.P.    COMPANY, L.P.    COMPANY, L.P.    COMBINED
                                                               -------------    -------------    -------------    ---------
OPERATING ACTIVITIES
Net earnings ...............................................   $      66,470    $      27,383    $       2,850    $  96,703
Adjustments to reconcile net earnings to
     cash provided by operating activities
         Cost of land sold .................................          79,680               --               --       79,680
         Land development capital expenditures .............         (58,060)              --               --      (58,060)
         Depreciation and amortization .....................           1,267           11,164            1,035       13,466
         Amortization of debt costs ........................           1,083              626               --        1,709
         Gain on sale of properties ........................              --          (20,442)              --      (20,442)
         Partnership distributions in excess of earnings ...             184            2,372               --        2,556
         Decrease in notes and contracts receivable ........           5,316              158               --        5,474
         Cumulative effect of change in accounting
           principle .......................................              --               --               --           --
         Other .............................................           5,301              852            1,074        7,227
                                                               -------------    -------------    -------------    ---------
                                                                     101,241           22,113            4,959      128,313
         Changes in operating assets and liabilities
            Trade receivables, inventory and prepaid
              assets .......................................          (1,889)             327              429       (1,133)
            Other assets ...................................          (1,034)          (1,640)             462       (2,212)
            Accounts payable and accrued liabilities .......           9,610              489            3,107       13,206
                                                               -------------    -------------    -------------    ---------
Cash provided by operating activities ......................         107,928           21,289            8,957      138,174
                                                               -------------    -------------    -------------    ---------

INVESTING ACTIVITIES

Capital expenditures .......................................         (45,591)          (9,857)            (817)     (56,265)
Proceeds from sale of property .............................              --           71,970               --       71,970
                                                               -------------    -------------    -------------    ---------
Cash provided by (used for) investing activities ...........         (45,591)          62,113             (817)      15,705
                                                               -------------    -------------    -------------    ---------

FINANCING ACTIVITIES

Contributions from partners ................................           6,000           25,000               --       31,000
Distributions to partners ..................................         (65,732)         (61,679)          (6,000)    (133,411)
Debt borrowings ............................................          35,240           35,773               --       71,013
Debt repayments ............................................         (20,169)         (79,000)              --      (99,169)
Change in affiliated company note ..........................          (7,423)           7,423               --           --
                                                               -------------    -------------    -------------    ---------
Cash used for financing activities .........................         (52,084)         (72,483)          (6,000)    (130,567)
                                                               -------------    -------------    -------------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........          10,253           10,919            2,140       23,312
CASH AND CASH EQUIVALENTS, beginning of year ...............             486            5,470            1,677        7,633
                                                               -------------    -------------    -------------    ---------
CASH AND CASH EQUIVALENTS, end of year .....................   $      10,739    $      16,389    $       3,817    $  30,945
                                                               =============    =============    =============    =========


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

(3) REAL ESTATE

         The following is a summary of real estate at December 31, 2001 and 2000 (in thousands):

                                                           2001
                                    ---------------------------------------------------
                                     Woodlands     Woodlands     Woodlands
                                    Development    Commercial    Operating    Combined
                                    -----------    ----------    ---------    ---------
Land ............................   $   306,953    $       --    $      --    $ 306,953
Commercial properties ...........        58,482       137,729        1,033      197,244
Equity investments (Note 4) .....         1,188        17,218           --       18,406
Other assets ....................         2,244           337        3,604        6,185
                                    -----------    ----------    ---------    ---------
                                        368,867       155,284        4,637      528,788
Accumulated depreciation ........        (3,231)      (29,580)      (1,800)     (34,611)
                                    -----------    ----------    ---------    ---------
                                    $   365,636    $  125,704    $   2,837    $ 494,177
                                    ===========    ==========    =========    =========


                                                             2000
                                    ---------------------------------------------------
                                     Woodlands     Woodlands
                                    Development    Commercial    Operating    Combined
                                    -----------    ----------    ---------    ---------
Land ............................   $   320,110    $       --    $      --    $ 320,110
Commercial properties ...........        68,811       148,528          915      218,254
Equity investments (note 4) .....         8,406        21,234           --       29,640
Other assets ....................           453           464        2,687        3,604
                                    -----------    ----------    ---------    ---------
                                        397,780       170,226        3,602      571,608
Accumulated depreciation ........        (1,840)      (21,725)      (1,172)     (24,737)
                                    -----------    ----------    ---------    ---------
                                    $   395,940    $  148,501    $   2,430    $ 546,871
                                    ===========    ==========    =========    =========

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

(4) EQUITY INVESTMENTS

         During 2001 and 2000, Woodlands Development and Woodlands Commercial's principal partnership and corporation interests included the following:

                                                      Ownership          Nature of Operations
                                                      ---------     ----------------------------------
Woodlands Development
   Sterling Ridge Retail 2000 (sold in 2001) ......       50%       Retail property in The Woodlands
   Stewart Title of Montgomery County, Inc. .......       50%       Title company
Woodlands Commercial
   The Woodlands Mall Associates...................       50%       Regional mall in The Woodlands
   Woodlands Office Equities -'95 Limited .........       25%       Office buildings in The Woodlands

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

                                                                                      2001
                                                                     ------------------------------------
                                                                      Woodlands     Woodlands
Net investment:                                                      Development    Commercial   Combined
                                                                     -----------    ----------   --------
Sterling Ridge Retail 2000 (sold in 2001) ........................   $        --    $       --   $     --

Stewart Title of Montgomery County, Inc. .........................         1,296            --      1,296

The Woodlands Mall Associates ....................................            --         6,502      6,502

Woodlands Office Equities -'95 Limited ...........................            --         7,704      7,704

Others, which own properties in The Woodlands ....................          (108)        3,012      2,904
                                                                     -----------    ----------   --------
                                                                     $     1,188    $   17,218   $ 18,406
                                                                     ===========    ==========   ========

Equity in pretax earnings (loss):
Sterling Ridge Retail 2000 (sold in 2001) ........................   $       276    $       --   $    276

Stewart Title of Montgomery County, Inc. .........................           607            --        607

The Woodlands Mall Associates ....................................            --         1,247      1,247

Woodlands Office Equities -'95 Limited ...........................            --         1,091      1,091

Others, which own properties in The Woodlands ....................          (132)          559        427
                                                                     -----------    ----------   --------

                                                                     $       751    $    2,897   $  3,648
                                                                     ===========    ==========   ========

                                                                                      2000
                                                                     ------------------------------------
                                                                      Woodlands     Woodlands
Net investment:                                                      Development    Commercial   Combined
                                                                     -----------    ----------   --------
Sterling Ridge Retail 2000 (sold in 2001) ........................   $     6,953    $       --   $  6,953
Stewart Title of Montgomery County, Inc. .........................         1,368            --      1,368
The Woodlands Mall Associates ....................................            --         7,953      7,953
Woodlands Office Equities -'95 Limited ...........................            --         9,965      9,965
Others, which own property in The Woodlands ......................            85         3,316      3,401
                                                                     -----------    ----------   --------
                                                                     $     8,406    $   21,234   $ 29,640
                                                                     ===========    ==========   ========

Equity in pretax earnings (loss):

Sterling Ridge Retail 2000 (sold in 2001) ........................   $        --    $       --   $     --
Stewart Title of Montgomery County, Inc. .........................           555            --        555
The Woodlands Mall Associates ....................................            --           935        935
Woodlands Office Equities -'95 Limited ...........................            --         1,028      1,028
Others, which own property in The Woodlands ......................          (130)          534        404
                                                                     -----------    ----------   --------
                                                                     $       425    $    2,497   $  2,922
                                                                     ===========    ==========   ========


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

         Summarized financial statement information for partnerships and a corporation in which Woodlands Development and Woodlands Commercial have an ownership interest at December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000 follows (in thousands):

                                                                                      2001
                                                                     -----------------------------------
                                                                      Woodlands    Woodlands
                                                                     Development   Commercial   Combined
                                                                     -----------   ----------   --------
Assets ...........................................................   $     3,926   $  143,246   $147,172
Debt payable to third parties
 The CMS Partnerships' proportionate share
  Recourse to the CMS Partnerships ...............................            --        3,226      3,226
  Nonrecourse to the CMS Partnerships ............................         1,823       42,128     43,951
 Other parties' proportionate share, of which
  $7,395 combined was guaranteed
   by the CMS Partnerships .......................................         1,823       69,578     71,401
Notes payable to the CMS Partnerships ............................            --        9,886      9,886
Accounts payable and deferred credits ............................           300        2,928      3,228
Owners' equity ...................................................           (20)      15,500     15,480

Revenues .........................................................         6,224       45,969     52,193
Operating earnings ...............................................         2,579       22,595     25,174
Pre-tax earnings .................................................         2,266       12,949     15,215
The CMS Partnerships' share of pre-tax earnings ..................           751        2,897      3,648

                                                                                      2000
                                                                     -----------------------------------
                                                                      Woodlands    Woodlands
                                                                     Development   Commercial   Combined
                                                                     -----------   ----------   --------
Assets ...........................................................   $    19,308   $  155,954   $175,262
Debt payable to third parties
 The CMS Partnerships' proportionate share
  Recourse to the CMS Partnerships ...............................            --        3,556      3,556
  Nonrecourse to the CMS Partnerships ............................         1,837       42,945     44,782
 Other parties' proportionate share, of  which
  $3,034 combined was guaranteed
   by the CMS Partnerships .......................................         1,836       71,674     73,510
Notes payable to the CMS Partnerships ............................            --        9,233      9,233
Accounts payable and deferred credits ............................         1,275        1,884      3,159
Owners' equity ...................................................        14,360       26,662     41,022

Revenues .........................................................         4,938       40,253     45,191
Operating earnings ...............................................         1,912       16,829     18,741
Pre-tax earnings .................................................         1,597        6,524      8,121
The CMS Partnerships' share of pre-tax earnings ..................           425        2,497      2,922

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

(5) DEBT

         A summary of the CMS Partnerships' outstanding debt at December 31, 2001 and 2000 follows (in thousands):

                                                                                      2001
                                                                     -----------------------------------
                                                                      Woodlands    Woodlands
                                                                     Development   Commercial   Combined
                                                                     -----------   ----------   --------
Bank credit agreement ............................................   $   201,154   $   60,736   $261,890
Subsidiaries' credit agreements ..................................        12,688       30,887     43,575
Mortgages payable, average interest
  rate of 8.1% ...................................................        11,421           --     11,421
                                                                     -----------   ----------   --------
                                                                     $   225,263   $   91,623   $316,886
                                                                     ===========   ==========   ========

                                                                                      2000
                                                                     -----------------------------------
                                                                      Woodlands    Woodlands
                                                                     Development   Commercial   Combined
                                                                     -----------   ----------   --------
Bank credit agreement ............................................   $   217,000   $   63,000   $280,000
Subsidiaries' credit agreements ..................................        31,727       35,773     67,500
Mortgages payable, average interest
  rate of 8.4% ...................................................         6,629           --      6,629
                                                                     -----------   ----------   --------
                                                                     $   255,356   $   98,773   $354,129
                                                                     ===========   ==========   ========

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

         Woodlands Development and Woodlands Commercial entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on their bank credit agreement. The interest cap agreement effectively limits their interest rate exposure on the notional amount of $121,000,000 to a maximum LIBOR rate of 9%. The interest cap agreement expires at the same time as the bank credit agreement. Woodlands Development and Woodlands Commercial also entered into an interest rate swap agreement with a commercial bank. Interest on the notional amount of $50,000,000 is paid based on a fixed LIBOR rate of 2.78%. This agreement expires in October 2002. Woodlands Development and Woodlands Commercial are exposed to credit loss in the event of nonperformance by the other parties. However, management does not anticipate nonperformance by the other parties.

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

                                                 2001         2000
                                               --------     --------
                 Woodlands Development         $    101     $     56
                 Woodlands Commercial             3,802        3,788
                 Woodlands Operating              1,480        1,070
                                               --------     --------
                                               $  5,383     $  4,914
                                               ========     ========

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

(9) PARTNERS' EQUITY

         Crescent's ownership interests in the CMS Partnerships are through The Woodlands Land Company, Inc., Crescent Real Estate Equities Limited Partnership, CresWood Development, L.L.C., and WOCOI Investment Company. Morgan Stanley's ownership interests are through MS/TWC Joint Venture and MS TWC, Inc. The partners' percentage interests are summarized below:

                                                                     General Partner    Limited Partner
                                                                        Interest           Interest
                                                                     ---------------    ---------------
Woodlands Development
     The Woodlands Land Company, Inc. ......................              42.5%
     MS/TWC Joint Venture ..................................                                 56.5%
     MS TWC, Inc. ..........................................              1.0%
Woodlands Commercial
     Crescent Real Estate Equities Limited Partnership......                                 41.5%
     MS/TWC Joint Venture ..................................                                 56.5%
     CresWood Development, L.L.C. ..........................              1.0%
     MS TWC, Inc. ..........................................              1.0%
Woodlands Operating
     WOCOI Investment Company ..............................              42.5%
     MS/TWC Joint Venture ..................................                                 56.5%
     MS TWC, Inc. ..........................................               1.0%


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

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and estimated fair values of the CMS Partnerships' financial instruments as of December 31, 2001 and 2000 follows (in thousands):

                                                      2001                       2000
                                             ------------------------    -----------------------
                                             Carrying      Estimated     Carrying     Estimated
                                              Amounts     Fair Values     Amounts    Fair Values
                                             ---------    -----------    ---------   -----------
Woodlands Development
   Notes and contracts receivable            $  25,698    $    25,698    $  30,471   $    30,471
   Affiliated company note payable               2,651          2,651       15,880        15,880
   Debt                                        225,263        224,977      255,356       255,175
   Notes payable to partners                    25,000         33,017       25,000        31,524
   Derivative financial instrument                (314)          (314)          --            --

Woodlands Commercial
   Notes receivable                                170            170          377           361
   Affiliated company note receivable            2,651          2,651       15,880        15,880
   Debt                                         91,623         91,623       98,773        98,773

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

ITEM 9A. CONTROLS AND PROCEDURES

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

         As of December 31, 2003, the Operating Partnership and Crescent Finance Company carried out an evaluation, under the supervision and with the participation of the Operating Partnership's and Crescent Finance Company's management, including the Chief Executive Officer and the Chief Financial and Accounting Officer of the General Partner and Crescent Finance Company, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and the Chief Financial and Accounting Officer of the General Partner and Crescent Finance Company concluded that the Operating Partnership's and Crescent Finance Company's disclosure controls and procedures were effective.

         During the three months ended December 31, 2003, there was no change in the Operating Partnership's and Crescent Finance Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's and Crescent Finance Company's internal control over financial reporting.

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

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2004.

ITEM 11.  EXECUTIVE COMPENSATION

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2004.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         Report of Independent Auditors

         Crescent Real Estate Equities Limited Partnership Consolidated Balance Sheets at December 31, 2003 and 2002.

         Crescent Real Estate Equities Limited Partnership Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

         Crescent Real Estate Equities Limited Partnership Consolidated Statements of Partners' Capital for the years ended December 31, 2003, 2002 and 2001.

         Crescent Real Estate Equities Limited Partnership Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

         Crescent Real Estate Equities Limited Partnership Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules and Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons

         Financial Statement Schedules

         Schedule III - Crescent Real Estate Equities Limited Partnership Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 2003.

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

         Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons

         The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties Company, L.P., and The Woodlands Operating Company, L.P.

              Report of Independent Auditors................................142

              Combined Balance Sheets at December 31, 2003 and 2002.........143

              Combined Statements of Earnings and Comprehensive Income for the years ended

              December 31, 2003 and 2002.................................... 144

              Combined Statement of Changes in Partners' Equity (Deficit)
              for the year ended December 31, 2003 and 2002 ................ 145

              Combined Statements of Cash Flows for the years ended
              December 31, 2003 and 2002.................................... 146

              Notes to Combining Financial Statements....................... 147

         The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties Company, L.P., and the Woodlands Operating Company, L.P.

              Combining Balance Sheets at December 31, 2001 and 2000
              (unaudited)...................................................

              Combining Statement of Earnings and Comprehensive Income for
              the years Ended December 31, 2001 and 2000 (unaudited)........

              Combining Statements of Changes in Partners' Equity (Deficit) for the years ended December 31, 2001 and 2000
              (unaudited)...................................................

              Combining Statements of Cash Flows for the years
              ended December 31, 2001 and 2000 (unaudited)..................

              Notes to Combined Financial Statements (unaudited) ...........

         The financial statement schedules and financial statements listed in this Item 15(a)(2) are contained in Item 8 Financial Statements and Supplementary Data.

(a) (3)  Exhibits

         The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b) Reports on Form 8-K

         None

(c)      Exhibits

         See Item 15(a)(3) above.

(d) Financial Statement Schedules and Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons

         See Item 15(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2004.

                               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                               (Registrant)

                               By: Crescent Real Estate Equities, Ltd.
                                      Its General Partner

                               By         /s/John C. Goff
                                          -----------------------------
                                          John C. Goff
                                          Sole Director and Chief Executive
                                          Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

           Signature                                 Title                                     Date
           ---------                                 -----                                     ----
/s/  John C. Goff                  Sole Director, Chief Executive                            3/10/04
-------------------------------    Officer  and President of Crescent Real Estate
     John C. Goff                  Equities, Ltd. (Principal Executive Officer)

/s/  Jerry R. Crenshaw Jr.         Senior Vice President and Chief Financial                 3/10/04
-------------------------------    Officer  of Crescent Real Estate Equities, Ltd.
     Jerry R. Crenshaw Jr.         (Principal Accounting and Financial Officer)


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2004.

                                    CRESCENT FINANCE COMPANY
                                          (Registrant)

                                    By    /s/John C. Goff
                                          -----------------------------
                                          John C. Goff
                                          Sole Director and Chief Executive
                                          Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

           Signature                                     Title                                Date
           ---------                                     -----                                ----
/s/  John C. Goff                  Sole Director, Chief Executive                            3/10/04
-------------------------------    Officer  and President of Crescent Finance
     John C. Goff                  Company (Principal Executive Officer)

/s/  Jerry R. Crenshaw Jr.         Senior Vice President and Chief Financial                 3/10/04
-------------------------------    Officer of Crescent Finance Company
     Jerry R. Crenshaw Jr.         (Principal Accounting and Financial Officer)

              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

             FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY
                REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                   PURSUANT TO SECTION 12 OF THE EXCHANGE ACT

         No annual report to security holders covering the Registrants' last fiscal year or proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been sent to security holders or is to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                                DESCRIPTION OF EXHIBIT
   -------                               ----------------------
     3.01                  Third Amended and Restated Agreement of Limited
                           Partnership of the Registrant, dated as of January 2,
                           2003, as amended (filed as Exhibit No. 10.01 to the
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 2003 (the "Company 2003 10-K") of
                           Crescent Real Estate Equities Company (the "Company")
                           and incorporated herein by reference)

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

     3.03                  Bylaws of Crescent Finance Company (filed as Exhibit
                           No. 3.03 to the Form S-4 and incorporated herein by reference)

     4.01 Restated Declaration of Trust of the Company, as amended (filed as Exhibit No. 3.1 to the Current
                           Report on Form 8-K filed April 25, 2002 of the
                           Company and incorporated herein by reference)

     4.02                  Second Amended and Restated Bylaws of the Company
                           (filed as Exhibit No. 3.02 to the Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 2003 of the Company and incorporated herein by reference)

     4.03 Amended and Restated Registration Rights Agreement among the Registrant, Richard E. Rainwater, Darla D.
                           Moore, Courtney E. Rainwater, Matthew J. Rainwater,
                           R. Todd Rainwater, The Richard E. Rainwater
                           Charitable Remainder Unit Trust No. 2 and Rainwater,
                           Inc. (filed as Exhibit 4.05 to Amendment No. 1 to the
                           Form S-4 and incorporated herein by reference)

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

     10.03 Employment Agreement by and between the Registrant, the Company and John C. Goff, dated as of February
                           19, 2002, (filed as Exhibit No. 10.01 to the
                           Quarterly Report on Form 10-Q for the quarter ended
                           March 31, 2002 (the "Company 2002 1Q 10-Q") of the
                           Company and incorporated herein by reference)

     10.04                 Form of Officers' and Trust Managers' Indemnification
                           Agreement as entered into between the Company and each of its executive officers and trust managers
                           (filed as Exhibit No. 10.07 to the Registration
                           Statement on Form S-4 (File No. 333-42293) of the
                           Registrant and incorporated herein by reference)

     10.05                 Crescent Real Estate Equities Company 1994 Stock
                           Incentive Plan (filed as Exhibit No. 10.7 to the
                           Registration Statement on Form S-11 (File No.
                           33-75188) (the "Form S-11") of the Company and incorporated herein by reference)

   EXHIBIT
   NUMBER                                DESCRIPTION OF EXHIBIT
   -------                               ----------------------
     10.06                 Third Amended and Restated 1995 Crescent Real Estate
                           Equities Company Stock Incentive Plan (filed as
                           Exhibit No. 10.01 to the Quarterly Report on Form
                           10-Q for the quarter ended June 30, 2001 of the
                           Company and incorporated herein by reference)

     10.07 Amendment dated as of November 4, 1999 to the Crescent Real Estate Equities Company 1994 Stock
                           Incentive Plan (filed as Exhibit No. 10.10 to the
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 2000 (the "Company 2000 10-K") of the
                           Company and incorporated herein by reference)

     10.08                 Amendment dated of November 1, 2001 to the Crescent
                           Real Estate Equities Company 1994 Stock Incentive
                           Plan and the Third Amended and Restated 1995 Crescent
                           Real Estate Equities Company Stock Incentive Plan
                           (filed as Exhibit No. 10.11 to the Annual Report on
                           Form 10-K for the fiscal year ended December 31, 2001 of the Company and incorporated herein by reference)

     10.09                 Second Amended and Restated 1995 Crescent Real Estate
                           Equities Limited Partnership Unit Incentive Plan
                           (filed as Exhibit No. 10.10 to the Company 2003 10-K and incorporated herein by reference)

     10.10                 1996 Crescent Real Estate Equities Limited
                           Partnership Unit Incentive Plan, as amended (filed as
                           Exhibit No. 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of the Company and incorporated herein by reference)

     10.11                 Amendment dated as of November 5, 1999 to the 1996
                           Crescent Real Estate Equities Limited Partnership
                           Unit Incentive Plan (filed as Exhibit No. 10.13 to the Company 2000 10-K and incorporated herein by reference)

     10.12                 Crescent Real Estate Equities, Ltd. Dividend
                           Incentive Unit Plan (filed as Exhibit No. 10.14 to the Company 2000 10-K and incorporated herein by reference)

     10.13                 Annual Incentive Compensation Plan for select
                           Employees of Crescent Real Estate Equities, Ltd.
                           (filed as Exhibit No. 10.15 to the Company 2000 10-K and incorporated herein by reference)

     10.14                 Form of Registration Rights, Look-up and Pledge
                           Agreement (filed as Exhibit No. 10.05 to the Form
                           S-11 and incorporated herein by reference)

     10.15 Restricted Stock Agreement by and between the Company and John C. Goff, dated as of February 19, 2002
                           (filed as Exhibit No. 10.02 to the Company 2002 1Q
                           10-Q and incorporated herein by reference)

     10.16 Unit Option Agreement pursuant to the 1996 Plan by and between the Registrant and John C. Goff, dated as of February 19, 2002 (filed as Exhibit No. 10.01 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of the Company and incorporated herein by reference)

     10.17 Unit Option Agreement by and between the Registrant and John C. Goff, dated as of February 19, 2002
                           (filed as Exhibit No. 10.04 to the Company 2002 1Q
                           10-Q and incorporated herein by reference)

     10.18 Unit Option Agreement by and between the Registrant and Dennis A. Alberts, dated as of February 19, 2002
                           (filed as Exhibit No. 10.05 to the Company 2002 1Q
                           10-Q and incorporated herein by reference)

   EXHIBIT
   NUMBER                                DESCRIPTION OF EXHIBIT
   -------                               ----------------------
     10.19                 Unit Option Agreement by and between the Registrant
                           and Kenneth S. Moczulski, dated as of February 19,
                           2002 (filed as Exhibit No. 10.06 to the Company 2002
                           1Q 10-Q and incorporated herein by reference)

     10.20 Unit Option Agreement by and between the Registrant and David M. Dean, dated as of February 19, 2002
                           (filed as Exhibit No. 10.07 to the Company 2002 1Q
                           10-Q and incorporated herein by reference)

     10.21 Unit Option Agreement by and between the Registrant and Jane E. Mody, dated as of February 19, 2002
                           (filed as Exhibit No. 10.08 to the Company 2002 1Q
                           10-Q and incorporated herein by reference)

     10.22 Unit Option Agreement by and between the Registrant and Jerry R. Crenshaw, Jr., dated as of February 19,
                           2002 (filed as Exhibit No. 10.09 to the Company 2002
                           1Q 10-Q and incorporated herein by reference)

     10.23 Unit Option Agreement by and between the Registrant and Jane B. Page, dated as of February 19, 2002
                           (filed as Exhibit No. 10.10 to the Company 2002 1Q
                           10-Q and incorporated herein by reference)

     10.24 Unit Option Agreement by and between the Registrant and John L. Zogg, Jr., dated as of February 19, 2002
                           (filed as Exhibit No. 10.11 to the Company 2002 1Q
                           10-Q and incorporated herein by reference)

     10.25 Unit Option Agreement by and between the Registrant and Dennis H. Alberts, dated as of March 5, 2001
                           (filed as Exhibit No. 10.12 to the Company 2002 1Q
                           10-Q and incorporated herein by reference)

     12.01 Statement Regarding Computation of Ratios of Earnings to Fixed Charges (filed herewith)

     21.01 List of Subsidiaries (filed as Exhibit No. 21.01 to the Company 2003 10-K and incorporated herein by reference)

     23.01                 Consent of Ernst & Young LLP (filed herewith)

     23.02                 Consent of Ernst & Young LLP (filed herewith)

     23.03                 Consent of Ernst & Young LLP (filed herewith)

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