Form 10-K/A
period 2003-12-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP; CRESCENT FINANCE CO
filed 2004-04-29
CIK 1010958, 1174272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM -------- TO

                        COMMISSION FILE NUMBER 333-42293
                                               333-89194-01

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

                     YES     X                 NO
                                                  ----------

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

                     YES     X                 NO
                                                  ----------

As of June 30, 2003, the aggregate market value of the 2,242,714 units of limited partnership interest held by non-affiliates of the registrant was approximately $74.5 million, based on the closing price on the New York Stock Exchange of $16.61 for common shares of beneficial interest of Crescent Real Estate Equities Company. Each unit is exchangeable for two common shares.

This First Amendment to the Form 10-K of Crescent Real Estate Equities Limited Partnership and Crescent Finance Company for the year ended December 31, 2003 is amending the Registrants' Form 10-K to include in Part III of the Form 10-K the following information previously incorporated by reference to Crescent Real Estate Equities Company's proxy statement: (i) Item 10. Trust Managers and Executive Officers of the Registrant; (ii) Item 11. Executive Compensation;
(iii) Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; (iv) Item 13. Certain Relationships and Related Transactions; and (v) Item 14. Principal Accountant Fees and Services.

                               TABLE OF CONTENTS

                                                                                                      PAGE
                                    PART III.

Item 10.   Trust Managers and Executive Officers of the Registrant.................................    1
Item 11.   Executive Compensation..................................................................    6
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.........................................................   10
Item 13.   Certain Relationships and Related Transactions..........................................   12
Item 14.   Principal Accountant Fees and Services..................................................   16

                                    PART III

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information with respect to the current eight trust managers of Crescent Real Estate Equities Company (the "Company") and the executive officers of the Company and Crescent Real Estate Equities, Ltd. (the "General Partner"), which is the sole general partner of Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"), through which the Company owns its assets and conducts its operations.

      NAME                                TERM EXPIRES      AGE                      POSITION
      ----                                ------------      ---                      --------
Richard E. Rainwater                          2006           59     Chairman of the Board of Trust Managers of
                                                                    the Company

John C. Goff                                  2005           48     Vice Chairman of the Board of Trust
                                                                    Managers of the Company, Chief Executive
                                                                    Officer of the Company and the General
                                                                    Partner, and Sole Director of the General
                                                                    Partner

Dennis H. Alberts                             2004           55     Trust Manager of the Company and President
                                                                    and Chief Operating Officer of the Company
                                                                    and the General Partner

Anthony M. Frank                              2006           72     Trust Manager of the Company

William F. Quinn                              2006           56     Trust Manager of the Company

Paul E. Rowsey, III                           2005           49     Trust Manager of the Company

Robert W. Stallings                           2005           55     Trust Manager of the Company

Terry N. Worrell                              2004           59     Trust Manager of the Company

Kenneth S. Moczulski                          N/A            51     President of Investments and Chief Investment
                                                                    Officer of the Company and the General
                                                                    Partner

Jane E. Mody                                  N/A            52     Executive Vice President, Capital Markets,
                                                                    of the Company and the General Partner

Jerry R. Crenshaw, Jr.                        N/A            40     Executive Vice President and Chief
                                                                    Financial Officer of the Company and the
                                                                    General Partner

David M. Dean                                 N/A            43     Executive Vice President, Law and
                                                                    Administration, and Secretary of the
                                                                    Company and the General Partner

Jane B. Page                                  N/A            43     Executive Vice President, Asset Management
                                                                    and Leasing, Houston Region, of the General
                                                                    Partner

John L. Zogg, Jr.                             N/A            40     Senior Vice President, Asset Management and
                                                                    Leasing, Dallas Region, of the General
                                                                    Partner

Christopher T. Porter                         N/A            38     Vice President and Treasurer of the Company
                                                                    and the General Partner

TRUST MANAGERS AND EXECUTIVE OFFICERS

         The Board of Trust Managers of the Company currently consists of eight members, divided into three classes serving staggered three-year terms. The following is a summary of the experience of the current trust managers and the current executive officers.

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

         John C. Goff co-founded the Company with Mr. Rainwater while serving as principal of Rainwater, Inc. Mr. Goff served as Chief Executive Officer and as a trust manager from the Company's inception in February 1994 through December 1996, when he became Vice Chairman. In June 1999, Mr. Goff returned as Chief Executive Officer of the Company and remains as Vice Chairman. Mr. Goff has served as the managing principal of Goff Moore Strategic Partners, L.P., a private investment partnership, since its formation in February 1998. From June 1987 to May 1994, Mr. Goff was vice president of Rainwater, Inc. Prior to joining Rainwater, Inc., Mr. Goff was employed by KPMG Peat Marwick, with Mr. Rainwater as one of his principal clients. Mr. Goff also serves on the boards of GAINSCO, Inc., OpenConnect Systems, Inc. and The National Association of Real Estate Investment Trusts. Mr. Goff is a graduate of the University of Texas and is a Certified Public Accountant.

         Dennis H. Alberts, prior to joining the Company, served as President and Chief Executive Officer of Pacific Retail Trust, a privately held retail shopping center real estate investment trust ("REIT"), which he founded in 1993. While at Pacific Retail Trust, Mr. Alberts directed all aspects of the company, including acquisition, development and operational activities, from 1993 until 1999 when Pacific Retail Trust merged into Regency Realty, Inc., a publicly traded REIT. In 1999, Mr. Alberts also served as a consultant to Regency Realty, Inc. Prior to founding Pacific Retail Trust, Mr. Alberts served as President and Chief Operating Officer of First Union Real Estate Investments, a publicly held retail, multi-family and office REIT, in 1992. From 1987 to 1991, Mr. Alberts served as President and Chief Executive Officer of Rosewood Property Company where he focused on asset management and leasing of Rosewood's office portfolio. Before joining Rosewood Property Company, he served as President and Managing Partner of Trammell Crow Residential Companies of Dallas from 1984 to 1987. Mr. Alberts holds a Bachelor of Science degree and Master of Business Administration degree from the University of Missouri. Since April 2000, Mr. Alberts has served as President and Chief Operating Officer of the Company and the General Partner. Mr. Alberts has served as a trust manager since May 2002.

         Anthony M. Frank currently serves as Chairman Emeritus of Belvedere Capital Partners, general partner of the California Community Financial Institutions Fund LP, which he co-founded in 1994. From March 1988 to March 1992, he served as Postmaster General of the United States. From April 1992 until June 1993, he served as the founding chairman of Independent Bancorp of Arizona. Mr. Frank has also served as a Director of: Temple Inland, Inc., a manufacturer of paper and timber products, since May 1992; Bedford Property Investors, Inc., an office and commercial property REIT investing primarily on the West Coast, since May 1992; Charles Schwab & Co., one of the nation's largest discount brokerages, since July 1993; and Cotelligent, Inc., a provider of temporary office support services, since May 1995. Mr. Frank received a Bachelor of Arts degree from Dartmouth College and a Master of Business Administration degree from the Amos Tuck School of Business at Dartmouth. Mr. Frank has served as a trust manager since the Company's inception in 1994.

         William F. Quinn has served as President of AMR Investment Services, Inc., the investment services affiliate of American Airlines, with responsibility for the management of pension and short-term fixed income assets, since November 1986. Prior to being named to his current position in 1986, Mr. Quinn held several management positions with American Airlines and its subsidiaries. He has served as Director of the Board of American Airlines Federal Credit Union since July 1979, including serving as Chairman of the Board from November 1989 to May 2003 and President, Chief Executive Officer and Trustee of the American AAdvantage Funds since July 1987. Mr. Quinn has served on the advisory board for Southern Methodist University's Endowment Fund since September 1996 and has formerly served two terms on the New York Stock Exchange Pension Management Advisory Committee October 1, 2000 to May 31, 2003 and October 1, 1996 to April 20, 1999. He holds a Bachelor of Science degree in accounting from Fordham University and is a Certified Public Accountant. Mr. Quinn has served as a trust manager since the Company's inception in 1994.

         Paul E. Rowsey, III, has served as President of Eiger, Inc., a private real estate investment management firm, and the manager of Eiger Fund I, L.P., a real estate equity investment fund, since their formation in January 1999. He was formerly President and a member of the Board of Directors of Rosewood Property Company, a real estate investment company, a position he held from February 1988 until December 1998. Mr. Rowsey has served as a member of the Board of Directors of

ENSCO International Incorporated, an offshore oil field service and drilling company, since January 2000. Mr. Rowsey began his career in 1980 as an attorney specializing in commercial real estate. Mr. Rowsey holds a Bachelor of Arts degree from Duke University and a Juris Doctor degree from Southern Methodist University School of Law. Mr. Rowsey has served as a trust manager since the Company's inception in 1994.

         Robert W. Stallings has served as Chairman and President of Stallings Capital Group, Inc., a Dallas-based merchant banking firm specializing in the financial services industry, since February 2001. In addition, he has been non-executive Chairman of GAINSCO, Inc. since September 2001, and prior to that time served as non-executive Vice Chairman of GAINSCO, Inc. beginning in March 2001. Mr. Stallings also provides consulting services for GAINSCO, Inc. Mr. Stallings also serves as a director of Texas Capital Bank. He is the retired Chairman and founder of ING Pilgrim Capital Corporation, a $20 billion asset management firm which was acquired by ING Group in September 2000 and with which he had been associated since 1991. Mr. Stallings received a Bachelor of Arts degree in Business from Johnson & Wales University. Mr. Stallings has served as a trust manager since May 2002.

         Terry N. Worrell has been a private investor in commercial properties and other business ventures with Worrell Investments since 1989. From 1974 to 1989, he served as President and Chief Executive Officer of Sound Warehouse of Dallas, Inc. prior to its purchase by Shamrock Holdings. Mr. Worrell serves as a director of Regency Centers Corp., a developer/operator of shopping centers, and NL Industries, Inc., an international producer of titanium dioxide pigments. Mr. Worrell received a Master of Business Administration degree from the University of North Texas. Mr. Worrell has served as a trust manager since May 2002.

         Kenneth S. Moczulski, prior to joining the Company, served as President and founder of Transworld Properties, Inc., a subsidiary of a privately held international oil company, beginning in January 1992. While at Transworld Properties, Inc., Mr. Moczulski was responsible for the formation and implementation of real estate investment strategy, as well as management of on-going real estate development, asset management, and dispositions. Prior to founding Transworld Properties, Inc., Mr. Moczulski served as Vice President of Jaymont Properties in New York from April 1987 to December 1991, where he was responsible, on a national basis, for all acquisition and disposition activities. From February 1979 to March 1987, Mr. Moczulski served as Development Manager for a number of commercial developments for Gerald D. Hines Interests. Mr. Moczulski holds a Bachelor of Science degree in Civil Engineering from the University of Cincinnati and a Master of Business Administration degree from Harvard Graduate School of Business. Mr. Moczulski has served as President of Investments and Chief Investment Officer of the Company and the General Partner since November 2000.

         Jane E. Mody, prior to joining the Company, served as Vice President of Goldman, Sachs & Co. from February 2000 to February 2001. While at Goldman, Sachs & Co., Ms. Mody worked with the real estate merchant banking division and was responsible for fund reporting for nine real estate opportunity funds. She served as Managing Director and Chief Financial Officer of Pacific Retail Trust, a private REIT, which she co-founded, from December 1993 until February 1999 when Pacific Retail Trust merged into Regency Realty, Inc., a publicly traded REIT. From February 1999 to August 1999 Ms. Mody served as a consultant to Regency Realty, Inc. Prior to co-founding Pacific Retail Trust, Ms. Mody served as Executive Vice President of Rosewood Property Company, a real estate investment company, from April 1988 to December 1993. Ms. Mody graduated from Austin College with a Bachelor of Arts degree and holds a Master of Business Administration degree in International Business from the University of Dallas. Ms. Mody has served as Executive Vice President, Capital Markets of the Company and the General Partner since February 2001.

         Jerry R. Crenshaw, Jr., prior to joining the Company, was the Controller of Carrington Laboratories, Inc., a pharmaceutical and medical device company, from 1991 until February 1994. From 1986 until 1991, Mr. Crenshaw was an audit senior in the real estate services group of Arthur Andersen LLP. Mr. Crenshaw holds a Bachelor of Business Administration degree in accounting from Baylor University and is a Certified Public Accountant. Mr. Crenshaw served as Controller from the Company's inception in 1994 to March 1997 when he became Vice President and served as Vice President, Controller until December 1998 and Vice President, Finance until September 1999. In addition, Mr. Crenshaw served as Interim Co-Chief Financial Officer of the Company and the General Partner from August 1998 until April 1999. From September 1999 to October 2002, Mr. Crenshaw served as Senior Vice President, Chief Financial Officer of the Company and the General Partner. Mr. Crenshaw has served as Executive Vice President, Chief Financial and Accounting Officer of the Company and Executive Vice President and Chief Financial Officer of the General Partner since October 2002.

         David M. Dean, prior to joining the Company, was an attorney for Burlington Northern Railroad Company from 1992 to 1994, and he served as Assistant General Counsel in 1994. At Burlington Northern, he was responsible for the majority of that company's transactional and general corporate legal work. Mr. Dean was previously engaged in the private practice of law from 1986 to 1990 with Kelly, Hart & Hallman, and from 1990 to 1992 with Jackson Walker L.L.P., where he worked primarily on acquisition, financing and venture capital transactions for Mr. Rainwater and related investor groups. Mr. Dean graduated with honors from Texas A&M University with Bachelor of Arts degrees in English and philosophy in 1983. He also holds a Juris Doctor degree and a Master of Laws degree in taxation from Southern Methodist University School of Law. Mr. Dean served as Senior Vice President, Law, and Secretary from the time he joined the Company in August 1994 to September 1999 when he became Senior Vice President, Law and Administration and Secretary, a position which he held until January 2001. Since January 2001, Mr. Dean has served as Executive Vice President, Law and Administration and Secretary of the Company and the General Partner.

         Jane B. Page, prior to joining the Company, was employed by Metropolitan Life Real Estate Investments from July 1984 to January 1998, holding positions of director of corporate property management and regional asset manager of Metropolitan's institutional portfolio in Houston, Austin and New Orleans. Ms. Page's 14-year tenure at Metropolitan also included membership on Metropolitan's Investment Committee, which reviewed and approved all significant transactions on a national basis. Ms. Page serves on the Boards of the Greater Houston Partnership, Central Houston, Inc. and the Downtown Houston Management District. Ms. Page graduated with a Bachelor of Arts degree from Point Loma College in San Diego and with a Master of Business Administration degree from the University of San Francisco. She also holds Certified Commercial Investments Manager and Certified Property Manager designations. Ms. Page served as Director of Asset Management, Houston Region from the time she joined the Company in January 1998 to December 1998, when she became Vice President, Houston Region Asset Management and served in that capacity until September 1999 when she became Vice President, Asset Management, Houston Region. From May 2000 to March 2004, Ms. Page served as Senior Vice President, Asset Management and Leasing, Houston Region. Since March 2004, Ms. Page has served as Executive Vice President, Asset Management and Leasing, Houston Region.

         John L. Zogg, Jr. served as Vice President of the commercial real estate group of Rosewood Property Company, responsible for marketing and leasing office space in the Dallas and Denver areas, from January 1989 to May 1994. For three years prior to joining Rosewood Property Company, Mr. Zogg worked as Marketing Manager of Gerald D. Hines Interests, where he was responsible for office leasing in the Dallas metropolitan area from June 1985 to January 1988. He graduated from the University of Texas at Austin with a Bachelor of Arts degree in economics and holds a Master of Business Administration degree from the University of Dallas. Mr. Zogg joined the Company as a Vice President in May 1994 and served as Vice President, Leasing and Marketing, from June 1997 to September 1999 when he became Vice President, Leasing/Marketing, Southwest Region. Since May 2000, Mr. Zogg has served as Senior Vice President, Asset Management and Leasing, Dallas Region.

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

AUDIT COMMITTEE OF THE BOARD OF TRUST MANAGERS

         From January 1, 2003 to February 14, 2003, the Audit Committee consisted of Anthony M. Frank, Chairman, William F. Quinn and David M. Sherman. On February 14, 2003, Mr. Sherman resigned from the Board. On April 28, 2003, the Board elected Robert W. Stallings to the committee. The Audit Committee currently consists of Mr. Frank, Chairman, and Messrs. Quinn and Stallings. The Audit Committee, which held nine meetings in 2003, has sole discretion concerning the engagement of independent auditors, reviews with the independent auditors the plans and results of the audit engagement, approves or pre-approves professional services that the independent auditors provide, reviews the independence of the independent auditors, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls. The Board of Trust Managers has determined that all current members of the Audit Committee are "independent" as that term is defined by applicable Securities and Exchange Commission ("SEC") rules and under the New York Stock Exchange's listing standards. In addition, the board of trust managers has determined that Anthony M. Frank is an "audit committee financial expert," as defined by applicable SEC rules.

CODE OF BUSINESS CONDUCT

         All trust managers, officers and employees of the Company must act ethically at all times and in accordance with the policies comprising the Company's Code of Business Conduct. The Code of Business Conduct is published on the investor relations section of the Company's website at www.crescent.com, and the Company intends to post amendments to and waivers from the Code of Business Conduct on this website.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires the Company's officers, trust managers and persons who own more than 10% of the Company's common shares of beneficial interest, par value $.01 per share (the "Common Shares") or the Company's 6-3/4% Series A convertible cumulative preferred shares of beneficial interest, par value $.01 per share (the "Preferred Shares") to file reports of ownership on Form 3 and changes in ownership on Forms 4 and 5 with the SEC and the New York Stock Exchange. The SEC rules also require such officers, trust managers and 10% holders to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its officers, trust managers and 10% shareholders were complied with for the fiscal year ended December 31, 2003, except that (i) each of Messrs. Frank, Quinn, Rowsey, Stallings and Worrell filed on an untimely basis one Statement of Changes in Beneficial Ownership on Form 4 ("Form 4") reporting an annual grant of stock options for service as trust managers who are not also officers of the Company ("Outside Trust Managers"), (ii) Jane B. Page failed to report on a timely basis one Annual Statement of Changes in Beneficial Ownership on Form 5 ("Form 5") reporting a disposition of shares by gift in 2002 but such transaction was subsequently reported on a Form 5 for the fiscal year ended December 31, 2003, and (iii) each of Jerry R. Crenshaw, Jr., and David M. Dean filed on an untimely basis one Form 4 reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation paid or awarded for the years ended December 31, 2003, 2002, and 2001, to the Company's current Chief Executive Officer and to the four other most highly compensated executive officers of the Company and the General Partner (collectively, the "Named Executive Officers"). As a result of the Company's umbrella partnership REIT structure, the General Partner, rather than the Company, compensates all employees. The Company did not grant any stock appreciation rights ("SARs") during this period.

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION
                                                 -------------------

                                                                 OTHER
                                                                 ANNUAL
NAME AND PRINCIPAL POSITION       YEAR  SALARY ($) BONUS ($) COMPENSATION ($)
---------------------------       ----  ---------- --------- ----------------
John C. Goff                      2003    894,231  1,350,000   660,000(1)
    Chief  Executive Officer      2002    750,000    900,000   660,000(1)
                                  2001    750,000   750,000

Dennis H. Alberts                 2003    494,904    750,000   440,000(1)
    President and Chief           2002    367,500    551,250   440,000(1)
    Operating Officer             2001    366,827    353,000         -


Kenneth S. Moczulski              2003    349,231    378,000   308,000(1)
    President of Investments      2002    328,846    396,000   308,000(1)
    and Chief Investment Officer  2001    300,000    270,000         -

Jane E. Mody                      2003    328,461    363,000   264,000(1)
    Executive Vice President,     2002    290,000    319,000   264,000(1)
    Capital Markets               2001    238,692    207,000         -

Jerry R. Crenshaw, Jr             2003    328,461    326,700   264,000(1)
    Executive Vice President,     2002    271,779    319,000   231,000(1)
    Chief Financial and           2001    262,019    170,000         -
    Accounting Officer

                                                           LONG-TERM COMPENSATION
                                                           ----------------------
                                                       AWARDS            PAYOUTS
                                                       ------            -------
                                         RESTRICTED   SECURITIES                          ALL OTHER
                                           STOCK      UNDERLYING          LTIP          COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR    AWARDS ($)  OPTIONS (#)        PAYOUTS             ($)
---------------------------       ----    ----------  -----------        -------             ---
John C. Goff                      2003                          -               -           72,998(2)(3)
    Chief  Executive Officer      2002    5,253,000(4)  3,000,000(5)(6))        -          100,915
                                                  -             -               -           55,171

Dennis H. Alberts                 2003            -             -               -          207,066(2)(3)
    President and Chief           2002            -     1,000,000(6)            -          (60,037)
    Operating Officer             2001            -     700,000(7)(8)           -          (41,828)

Kenneth S. Moczulski              2003            -             -               -           83,125(2)(3)
    President of Investments      2002            -       350,000(6)            -            3,295
    and Chief Investment Officer  2001            -             -               -            2,520

Jane E. Mody                      2003            -             -               -           69,403(2)(3)
    Executive Vice President,     2002            -       300,000(6)            -                -
    Capital Markets               2001            -       180,000(8)            -                -

Jerry R. Crenshaw, Jr             2003            -             -               -           80,142(2)(3)
    Executive Vice President,     2002            -       200,000(6)            -            4,797
    Chief Financial and           2001            -             -               -           16,002
    Accounting Officer

----------
(1) Amount represents a cash allocation for dividend incentive units ("DIUs") into a separate interest-bearing account maintained by the Company for Mr. Goff, Mr. Alberts, Mr. Moczulski, Ms. Mody and Mr. Crenshaw at December 31, 2003 and December 31, 2002, respectively. The amount of the allocation to any account is based on the number of DIUs allocated to the participant's account, multiplied by the product of
         (i) the amount of dividends paid by the Company with respect to its Common Shares and (ii) the performance multiples associated with the performance targets that are achieved or surpassed. The amounts will be paid to the participant on or about the fifth anniversary of the date the DIUs were granted if the participant remains an employee of the General Partner.

(2) Amounts include matching contributions that the General Partner made to Mr. Goff's, Mr. Albert's, Mr. Moczulski's, Ms. Mody's and Mr. Crenshaw's individual 401(k) Plan accounts in the amount of $12,000, $8,087, $6,795, $6,000 and $12,000, respectively.

(3) Amounts include dividends allocated to Mr. Goff, Mr. Alberts, Mr. Moczulski, Ms. Mody and Mr. Crenshaw for DIUs of $60,998, $198,979, $76,330, $63,403 and $68,142, respectively, that are treated as invested in the Company or specified public mutual funds made available to the holders by the General Partner. See Note 1 above for an additional explanation of DIUs.

(4) The $5,253,000 in the table above represents the value of 300,000 restricted shares issued to Mr. Goff at the date of grant. As of December 31, 2003, such shares had a value of $ 5,139,000. Distributions are paid on the restricted shares.

(5) Amount includes 442,858 Common Shares, which represent the number of Common Shares that may be issued following (i) exercise of options ("Plan Unit Options") granted under the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (the "Unit Plan") for Units on a one-for-one basis and (ii) exchange of partnership units of the Operating Partnership ("Units") for Common Shares on the basis of two Common Shares for each Unit.

(6) Amount includes the number of Common Shares that may be issued following (i) exercise of options (the "Unit Options") granted pursuant to individual agreements to purchase Units on a one-for-one basis and the subsequent exchange of such Units for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange), as follows: John C. Goff - 2,557,142; Dennis
         H. Alberts - 1,000,000; Kenneth S. Moczulski - 350,000; Jane E. Mody - 300,000; and Jerry R. Crenshaw, Jr. - 200,000.

(7) Amount includes the number of Common Shares that may be issued following (i) exercise of 150,000 Unit Options for 150,000 Units, and
         (ii) the subsequent exchange of such Units for 300,000 Common Shares.

(8) Amount includes Common Shares underlying options ("Stock Options") granted under the 1995 Crescent Real Estate Equities Company Stock Incentive Plan, as amended (the "1995 Plan") granted to Mr. Alberts and Ms. Mody in the amounts of 400,000 and 180,000, respectively.

         The following table provides certain information regarding options granted to the Named Executive Officers for the year ended December 31, 2003. The Company did not grant any SARs during this period.

               OPTION GRANTS FOR THE YEAR ENDED DECEMBER 31, 2003

                                                              INDIVIDUAL GRANTS                                 POTENTIAL
                                           ---------------------------------------------------------       REALIZABLE VALUE AT
                                                                                                              ASSUMED ANNUAL
                                            NUMBER OF      % OF TOTAL                                         RATES OF STOCK
                                            SECURITIES       OPTIONS                                      PRICE APPRECIATION FOR
                                            UNDERLYING     GRANTED TO        EXERCISE                         OPTION TERM ($)
                                             OPTIONS      EMPLOYEES IN        OF BASE      EXPIRATION     ----------------------
           NAME                             GRANTED (#)    FISCAL YEAR     PRICE ($/SH.)      DATE           5%         10%
-------------------------                  ------------  --------------    -------------   ----------     --------      --------
                                                                                                              (IN THOUSANDS)
John C. Goff.............                       -               -                -              -             -          -
Dennis H. Alberts........                       -               -                -              -             -          -
Kenneth S. Moczulski.....                       -               -                -              -             -          -
Jane E. Mody.............                       -               -                -              -             -          -
Jerry R. Crenshaw, Jr. ..                       -               -                -              -             -          -

----------

         The following table provides information about options that the Named Executive Officers exercised during the year ended December 31, 2003 and options that each of them held at December 31, 2003. The Company did not grant any SARs during this period.

                    AGGREGATED OPTION EXERCISES DURING 2003
                     AND OPTION VALUES AT DECEMBER 31, 2003

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                    OPTIONS AT               IN-THE-MONEY OPTIONS
                              SHARES                           FISCAL YEAR END (#)         AT FISCAL YEAR END ($)(1)
                            ACQUIRED ON       VALUE       -----------------------------   ---------------------------
           NAME             EXERCISE(#)    REALIZED($)    EXERCISABLE     UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------------    -----------    -----------    -----------     -------------   -----------   -------------
                                                                                                 (IN THOUSANDS)
John C. Goff............          -             -        1,757,144(2)(4)   2,700,000(3)(5)   395            395
Dennis H. Alberts.......          -             -          600,000(4)      1,340,000(5)        -              -
Kenneth S. Moczulski....          -             -          280,000(4)        420,000(5)        -              -
Jane E. Mody............          -             -          132,000(4)        348,000(5)        -              -
Jerry R. Crenshaw, Jr...          -             -          325,800(4)        215,000(5)      148             72

---------

(1) Market value of securities underlying in-the-money options is based on the closing price of the Common Shares on December 31, 2003 (the last trading day of the fiscal year) on the New York Stock Exchange of $17.13, minus the exercise price.

(2) The number of securities underlying exercisable but unexercised options includes 1,400,002 Common Shares that may be issued following (i) vesting of Plan Unit Options, (ii) exercise of Plan Unit Options for Units on a one-for-one basis, and (iii) exchange of Units for Common Shares on the basis of two Common Shares for each Unit.

(3) The number of securities underlying unexercisable and unexercised options includes 100,000 Common Shares that may be issued following (i) vesting of Plan Unit Options, (ii) exercise of Plan Unit Options for Units on a one-for-one basis, and (iii) exchange of Units for Common Shares on the basis of two Common Shares for each Unit.

(4) The number of securities underlying exercisable but unexercised options for Mr. Goff, Mr. Alberts, Mr. Moczulski, Ms. Mody, and Mr. Crenshaw includes 157,142, 320,000, 70,000, 60,000 and 70,000 Common Shares,
         respectively, that may be issued following (i) vesting of Unit Options granted pursuant to individual agreements to purchase Units on a one-for-one basis, (ii) exercise of Unit Options for Units on a one-for-one basis, and (iii) the subsequent exchange of such Units for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange). The number of securities underlying exercisable but unexercised Options for Mr. Goff, Mr. Alberts, Mr. Moczulski, Ms. Mody and Mr. Crenshaw includes 200,000, 280,000, 210,000,72,000 and 255,800 Common Shares, respectively, that may be issued following exercise of Stock Options for Common Shares on a one-for-one basis.

(5) The number of securities underlying unexercisable and unexercised options for Mr. Goff, Mr. Alberts, Mr. Moczulski, Ms. Mody, and Mr. Crenshaw includes 2,400,000, 980,000, 280,000, 240,000 and 160,000
         Common Shares, respectively, that may be issued following (i) vesting of Unit Options granted pursuant to individual agreements to purchase Units on a one-for-one basis, (ii) exercise of Unit Options for Units on a one-for-one basis, and (iii) the subsequent exchange of such Units for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange). The number of securities underlying unexercisable and unexercised Options for Mr. Goff, Mr. Alberts, Mr. Moczulski, Ms. Mody and Mr. Crenshaw includes 200,000, 360,000, 140,000, 108,000 and 55,000 Common Shares,
         respectively, that may be issued following exercise of Stock Options for Common Shares on a one-for-one basis.

EMPLOYMENT AGREEMENT

     As part of the transactions in connection with formation of the Company, the Operating Partnership assumed an employment agreement between Rainwater, Inc. and John C. Goff. The Operating Partnership takes action through the General Partner. Mr. Goff serves as the sole member of the board of directors of the General Partner. On February 19, 2002, the Company, the Operating Partnership and Mr. Goff entered into a new employment agreement, which will terminate on February 19, 2007, pursuant to which Mr. Goff is entitled to an annual salary of $900,000 for 2003 and a bonus as determined in the discretion of the Compensation Committee of the General Partner. In addition, pursuant to the employment agreement, Mr. Goff was provided the right to earn (i) 300,000 shares of restricted stock, one-third of which will be earned on each of February 19, 2005, 2006 and 2007 and (ii) 1,500,000 Unit Options, one-fifth of which will be earned on each of February 19, 2003 through 2007. The Units underlying such Unit Options are exchangeable into two Common Shares of the Company upon the satisfaction of certain conditions, including shareholder approval of the exchange right.

         The salary under the employment agreement, which is not subject to a cap, may be increased at the discretion of the Operating Partnership or, upon the Operating Partnership's request, the Executive Compensation Committee of the Company may review and ratify all such increases in salary. The Operating Partnership similarly determines any bonus to be paid under the employment agreement, unless it requests the Executive Compensation Committee to review and ratify any such bonuses granted to Mr. Goff.

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

TRUST MANAGER COMPENSATION

         During 2003, each Outside Trust Manager received an annual fee of $40,000 (payable in cash or, at the election of the trust manager, in Common Shares in an amount determined by dividing the fees otherwise payable by 90% of the fair market value of the Common Shares). In addition, during 2003, each Outside Trust Manager received a meeting fee of $1,500 for each Board of Trust Managers meeting attended in person or by telephone, a fee of $2,000 for the Audit Committee Chairman's participation in each Audit Committee meeting attended in person or by telephone, a fee of $1,500 for each Audit Committee member's participation in each Audit Committee meeting attended in person or by telephone, a fee of $1,500 for all other committee chairmen's participation in each committee meeting attended in person or by telephone, and a fee of $1,000 for all other committee members' participation in each committee meeting attended in person or by telephone. In addition, each Outside Trust Manager annually receives a grant of 14,000 Stock Options under the Company's 1995 Stock Incentive Plan, as amended. Trust managers who are also officers receive no separate compensation for their service as trust managers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Frank, Rowsey and Worrell, all of whom are members of the Board of Trust Managers of the Company, served as members of the Executive Compensation Committee during 2003. Mr. Frank has borrowed certain funds from the Operating Partnership in connection with the exercise of Options, as described in "Certain Relationships and Related Transactions" below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the beneficial ownership of Common Shares for (i) each shareholder of the Company who beneficially owns more than 5% of the Common Shares, (ii) each trust manager, nominee for trust manager and Named Executive Officer of the Company or the General Partner, and (iii) the trust managers and executive officers of the Company and the General Partner as a group. Unless otherwise indicated in the footnotes, the listed beneficial owner directly owns all Common Shares.

                            BENEFICIAL OWNERSHIP (1)

                                                             NUMBER OF               PERCENT OF
 NAME AND ADDRESS OF BENEFICIAL OWNER(2)                   COMMON SHARES         COMMON SHARES (7)
 ---------------------------------------                   -------------         -----------------
                                                           (3)(4)(5)(6)
                                                           -------------
Richard E. Rainwater..............................         16,126,636(8)             14.6%
John C. Goff......................................          4,806,889(9)              4.7%
Dennis H. Alberts.................................            565,000                   *
Anthony M. Frank..................................            106,000                   *
William F. Quinn..................................            119,566                   *
Paul E. Rowsey, III...............................             97,679                   *
Robert W. Stallings...............................             65,700(10)               *
Terry N. Worrell..................................              8,400                   *
Kenneth S. Moczulski..............................            210,200(11)               *
Jane E. Mody......................................            117,532(12)               *
Jerry R. Crenshaw, Jr.............................            389,590                   *
Barrow, Hanley, Mewhinney & Strauss...............          6,898,400(13)             7.0%
  One McKinney Plaza
  3232 McKinney Avenue, 15th Floor
Dallas, Texas 75204-2429
Cohen & Steers Capital Management, Inc.                    10,867,200(14)            10.8%
  757 Third Avenue
  New York, New York 10017
Trust Managers and Executive Officers as a
Group  (15 persons) ............................           23,491,657(8)(9)          21.8%
                                                              (10)(11)(12)

----------

*        Less than 1%

(1) All information is as of April 28, 2004, unless otherwise indicated. The number of Common Shares beneficially owned is reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Accordingly, the number of Common Shares a person beneficially owns includes (i) the number of Common Shares that such person has the right to acquire within 60 days of April 28, 2004 upon the exercise of options ("Stock Options") granted pursuant to the 1994 Crescent Real Estate Equities, Inc. Stock Incentive Plan (the "1994 Plan") or the 1995 Crescent Real Estate Equities Company Stock Incentive Plan, as amended (the "1995 Plan"), (ii) the number of Common Shares that may be issued within 60 days of April 28, 2004 upon exchange of partnership units of the Operating Partnership ("Units") that such person owns for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange), and (iii) the number of Common Shares that may be issued within 60 days of April 28, 2004 upon exercise of options (the "Plan Unit Options") granted under the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (the "Unit Plan"), to purchase Units and the subsequent exchange of such Units for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange). In addition, the number of Common Shares a person beneficially owns is deemed to include the number of Common Shares issuable upon conversion of the Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares"), each of which is currently convertible into .6119 Common Shares. As of April 28, 2004, none of the persons listed in the Beneficial Ownership table, other than Cohen & Steers Capital Management, Inc., and no executive officer not listed in the table, beneficially owned any Series A Preferred Shares.

(2) Unless otherwise indicated, the address of each beneficial owner is 777 Main Street, Suite 2100, Fort Worth, Texas 76102.

(3) The number of Common Shares the following persons beneficially own includes the number of Common Shares indicated due to the vesting of unexercised Stock Options, as follows: John C. Goff -- 200,000; Dennis
         H. Alberts -- 420,000; Anthony M. Frank -- 72,800; William F. Quinn -- 84,000; Paul E. Rowsey, III -- 81,200, Robert W. Stallings -- 8,400; Terry N. Worrell -- 8,400; Kenneth S. Moczulski -- 210,000; Jane E. Mody -- 108,000; Jerry R. Crenshaw, Jr. -- 255,800; and Trust Managers and Executive Officers as a Group -- 2,015,350.

(4) The number of Common Shares the following persons beneficially own includes the number of Common Shares owned indirectly through participation in the General Partner's 401(k) Plan as of March 31, 2004, as follows: John C. Goff -- 11,068; Jerry R. Crenshaw, Jr. -- 6,932, and Trust Managers and Executive Officers as a Group -- 30,334.

(5) The number of Common Shares the following persons beneficially own includes the number of Common Shares that may be issued upon exchange of Units that such person owns, as follows: Richard E. Rainwater -- 11,447,344; John C. Goff -- 1,812,970; and Trust Managers and Executive Officers as a Group -- 13,260,304.

(6) The number of Common Shares the following persons beneficially own includes the number of Common Shares owned through participation in the General Partner's Employee Stock Purchase Plan as of March 31, 2004, as follows: John C. Goff -- 2,415; and Trust Managers and Executive Officers as a Group -- 2,627.

(7) The percentage of Common Shares that a person listed in the Beneficial Ownership table beneficially owns assumes that (i) as to that person, all Units are exchanged for Common Shares, all Series A Preferred Shares are exchanged for Common Shares, all Stock Options exercisable within 60 days of April 28, 2004 are exercised and all Plan Unit Options exercisable within 60 days of the Record Date are exercised and the Units so acquired are subsequently exchanged for Common Shares, and
         (ii) as to all other persons, no Units are exchanged for Common Shares, no Series A Preferred Shares are converted into Common Shares, and no Stock Options or Plan Unit Options are exercised.

(8) The number of Common Shares that Mr. Rainwater beneficially owns includes 743,920 Common Shares and 519,610 Common Shares that may be issued upon exchange of Units that Darla Moore, Mr. Rainwater's spouse, owns. Mr. Rainwater disclaims beneficial ownership of these Common Shares. In addition, the number of Common Shares that Mr. Rainwater beneficially owns includes 2,943,744 Common Shares and 6,320,468 Common Shares that may be issued upon exchange of Units that Mr. Rainwater owns indirectly, including (i) 12,346 Common Shares and 49,506 Common Shares that may be issued upon exchange of Units owned by Rainwater, Inc., a Texas corporation, of which Mr. Rainwater is a director and the sole owner, (ii) 6,270,962 Common Shares that may be issued upon exchange of Units owned by Office Towers LLC, a Nevada limited liability company, of which Mr. Rainwater and Rainwater, Inc. own an aggregate 100% interest, and (iii) 2,931,398 Common Shares owned by the Richard E. Rainwater 1995 Charitable Remainder Unitrust No. 1, of which Mr. Rainwater is the settlor and has the power to remove the trustee and designate a successor, including himself.

(9)      The number of Common Shares that Mr. Goff beneficially owns includes
         (i) 152,560 Common Shares that may be issued upon exchange of Units that Goff Family, L.P., a Delaware limited partnership, owns, (ii) 1,400,002 Common Shares that may be issued upon exchange of Units due to the vesting of Plan Unit Options and (iii) 300,000 shares of restricted stock, which will vest (i.e., the restrictions will lapse) one-third on February 19, 2005, one-third on February 19, 2006 and one-third on February 19, 2007. Mr. Goff disclaims beneficial ownership of the Common Shares that may be issued upon exchange of Units that Goff Family, L.P. owns in excess of his pecuniary interest in such Units. Mr. Goff has sole voting power with respect to the shares of restricted stock.

(10) The number of Common Shares that Mr. Stallings beneficially owns includes 13,500 Common Shares in an IRA account which is owned by Linda
         E. Stallings, Mr. Stallings' spouse. Mr. Stallings disclaims beneficial ownership of such Common Shares.

(11) The number of Common Shares that Mr. Moczulski beneficially owns includes 200 Common Shares that are owned by The Kenneth and Cara Moczulski Living Trust, of which Mr. Moczulski and his spouse Cara A. Moczulski are co-settlors, co-beneficiaries and co-trustees. Mr. Moczulski disclaims beneficial ownership of all shares held by the Trust in excess of his pecuniary interest in the Trust.

(12) The number of Common Shares that Ms. Mody beneficially owns includes 9,532 Common Shares owned by the Mody Family Living Trust, of which Ms. Mody and her spouse Haji Mody are the trustees and beneficiaries.

(13) Barrow, Hanley, Mewhinney & Strauss ("Barrow") filed a Schedule 13G ("Barrow Schedule 13G"), as of February 11, 2004, reporting that Barrow beneficially owns 6,898,400 Common Shares. Barrow has sole voting power as to 3,444,200 of the 6,898,400 Common Shares. Barrow has sole dispositive power as to 6,898,400 of the 6,898,400 Common Shares. All information presented above relating to Barrow is based solely on the Barrow Schedule 13G.

(14) Cohen & Steers Capital Management, Inc. ("Cohen & Steers") filed a 13G/A ("Cohen & Steers Schedule 13G/A") as of February 17, 2004 reporting that Cohen & Steers beneficially owns 9,155,655 Common Shares. Cohen & Steers has sole voting power as to 8,450,555 of the 9,155,655 Common Shares. Cohen & Steers has sole dispositive power as to 9,155,655 of the 9,155,655 Common Shares. All information presented above relating to Cohen & Steers is based solely on the Cohen & Steers
         Schedule 13G/A. The number of Common Shares beneficially owned by Cohen & Steers also includes 1,711,545 Common Shares issuable upon conversion of 2,797,100 Series A Preferred Shares owned by Cohen & Steers, with each Series A Preferred Share convertible into .6119 Common Shares. All information presented above relating to Cohen & Steers' ownership of Series A Preferred Shares is based soley on a Form 13F filed by Cohen & Steers as of December 31, 2003.

         The following table provides information as of December 31, 2003 regarding equity compensation plans approved by the shareholders and equity compensation plans that were not approved by the shareholders.

                      EQUITY COMPENSATION PLAN INFORMATION

                               NUMBER OF SECURITIES TO    WEIGHTED AVERAGE EXERCISE     NUMBER OF SECURITIES REMAINING
                               BE ISSUED UPON EXERCISE       PRICE OF OUTSTANDING        AVAILABLE FOR FUTURE ISSUANCE
                               OF OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND       (EXCLUDING SECURITIES REFLECTED
      PLAN CATEGORY          WARRANTS AND RIGHTS (2) (A)        RIGHTS (2) (B)        IN COLUMN (A) AND FOOTNOTE (2) (C)
      -------------          ---------------------------  --------------------------  ----------------------------------
Equity compensation plans
approved by security
holders(1)                           9,963,888                    $19.98                         191,170

Equity compensation plans
not approved by security
holders(3)                           6,003,842                    $18.16                          49,276

Total

(1) Amount includes 7,126,744 Common Shares that may be issued following the exercise of Stock Options granted under the 1994 Plan and the 1995 Plan. Amount also includes 2,837,144 Common Shares that may be issued following (i) exercise of Plan Unit Options granted under the Unit Plan to purchase Units on a one-for-one basis and (ii) the subsequent exchange of such Units for Common Shares on the basis of two Common Shares for each Unit.

(2) Excludes restricted Common Share grants and Common Shares issued to trust managers in lieu of board fees. No exercise price is required to be paid upon vesting of restricted shares.

(3) Amount represents the number of Common Shares that may be issued following (i) exercise of options granted pursuant to the 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan and individual agreements to purchase Units and (ii) the subsequent exchange of such Units for Common Shares on the basis of two Common Shares for each Unit. Additional information regarding these plans is contained in Note 16, "Stock and Unit Based Compensation," of Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For purposes of the following discussion, the term "Company" includes, unless the context otherwise requires, the Operating Partnership and the other subsidiaries of the Company and the Operating Partnership, in addition to the Company.

LOANS TO TRUST MANAGERS AND OFFICERS FOR EXERCISE OF OPTIONS AND PLAN UNIT
OPTIONS

         The following discussion describes outstanding loans from the Company to certain of its trust managers and officers. Effective July 29, 2002, the Company ceased offering to its employees and trust managers the option to obtain loans pursuant to the Company's stock and unit incentive plans.

         Loans to Trust Manager for Exercise of Options. As of November 26, 1999, the Company had loaned to Mr. Frank, an independent trust manager of the Company, an aggregate of $398,889.40, on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Frank used the proceeds of the loans, together with an aggregate of $187.00 in cash, to acquire an aggregate of 26,200 Common Shares pursuant to the exercise of 26,200 Stock Options that were granted to him under the 1994 Plan and the 1995 Plan. Mr. Frank's loans are secured by an aggregate of 26,200 Common Shares that Mr. Frank owns. The loans to Mr. Frank are due and payable in one installment on July 28, 2012. From January 1, 2003 through July 28, 2003, the interest rate on Mr. Frank's loans was 2.81% per year. On July 29, 2003, Mr. Frank elected, pursuant to the terms of the loans, to fix the interest rate for each of the loans at the Applicable Federal Rate ("AFR") published by the Internal Revenue Service and applicable for a loan with a term equal to the remaining term of the loan, or 2.52% per year. As of April 28, 2004, no accrued interest due and payable was outstanding on Mr. Frank's loans.

    Loans to Officers for Exercise of Options and Plan Unit Options. Effective November 4, 1999, the Company loaned $26,272,631.46 to John C. Goff, on a recourse basis, pursuant to the 1994 Plan, the 1995 Plan and the Unit Plan. Mr. Goff used the proceeds of the loan, together with $4,452.04 in cash, to acquire an aggregate of 445,204 Common Shares pursuant to the exercise of 445,204
Stock Options that were granted to him under the 1995 Plan and 571,428 Operating Partnership Units pursuant to the exercise of 571,428 Plan Unit Options that were granted to him pursuant to the Unit Plan. Mr. Goff's loan is secured by 400,000 Common Shares, 300,000 shares of restricted stock and 1,500,000 Unit Options that Mr. Goff owns. Mr. Goff has assigned the dividends that he will receive on the 300,000 shares of restricted stock to payment of future interest due on his loan. In addition, Mr. Goff is required to use the net proceeds from the sale of any of the 300,000 shares of restricted stock or the 1,500,000 Units underlying the 1,500,000 Unit Options to pay down the amount of his loan.

         As of January 31, 2002, the Company had loaned to David M. Dean an aggregate of $2,538,777.00, on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Dean used the proceeds of the loans, together with $1,473.00 in cash, to acquire an aggregate of 147,300 Common Shares pursuant to the exercise of 147,300 Stock Options that were granted to him under the 1994 Plan and the 1995 Plan. Mr. Dean's loans are secured by an aggregate of 147,300 Common Shares that Mr. Dean owns.

         As of January 31, 2002, the Company had loaned to Theresa E. Black, Mr. Dean's spouse and Vice President, Tax, of the General Partner, an aggregate of $524,857.50, on a recourse basis, pursuant to the 1995 Plan. Ms. Black used the proceeds of the loans, together with $330.00 in cash, to acquire an aggregate of 33,000 Common Shares pursuant to the exercise of 33,000 Stock Options that were granted to her under the 1995 Plan. Ms. Black's loans are secured by an aggregate of 33,000 Common Shares that Ms. Black owns.

         As of July 24, 2002, the Company had loaned to Jerry R. Crenshaw, Jr. an aggregate of $1,875,237.00, on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Crenshaw used the proceeds of the loans, together with $1,188.00 in cash, to acquire an aggregate of 118,800 Common Shares pursuant to the exercise of 118,800 Stock Options that were granted to him on under the 1994 Plan and the 1995 Plan. Mr. Crenshaw's loans are secured by an aggregate of 118,800 Common Shares that Mr. Crenshaw owns.

         As of July 23, 2002, the Company had loaned to John L. Zogg, Jr. an aggregate of $2,779,043.00, on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Zogg used the proceeds of the loans, together with $1,582.00 in cash, to acquire an aggregate of 158,200 Common Shares pursuant to the exercise of 133,200 Stock Options that were granted to him under the 1994 Plan, and the 1995 Plan. On June 7, 2001, Mr. Zogg sold 100 of the Common Shares and used the proceeds (in the amount of $1,618.75) to reduce the principal amount of one of the loans to $635,471.25, reducing the aggregate amount outstanding on such date to $2,777,424.25. On July 1, 2001, Mr. Zogg paid the Company in full for the principal balance and interest due on a second loan (an aggregate of $215,711.70), reducing the aggregate amount outstanding as of July 23, 2002 to $2,570,431.25. Mr. Zogg's loans are secured by an aggregate of 144,900 Common Shares that Mr. Zogg owns.

         As of April 17, 2001, the Company had loaned to Dennis H. Alberts $1,083,150.00, on a recourse basis, pursuant to the 1995 Plan. Mr. Alberts used the proceeds of the loan, together with $600.00 in cash, to acquire 60,000 Common Shares pursuant to the exercise of 60,000 Stock Options under the 1995 Plan. Mr. Albert's loan is secured by 60,000 Common Shares that Mr. Alberts owns.

         Each of the loans to Mr. Goff, Mr. Dean, Ms. Black, Mr. Crenshaw, Mr. Zogg and Mr. Alberts are due and payable in one installment on July 28, 2012. From January 1, 2003 through July 28, 2003, the interest rate on each of the loans was 2.81% per year. On July 29, 2003, each of the executive officers elected, pursuant to the terms of the loans, to fix the interest rate for each of the loans at the AFR applicable for a loan with a term equal to the remaining term of the loan, or 2.52% per year. As of April 28, 2004, no accrued interest due and payable was outstanding on any of these loans.

TRANSACTIONS WITH COPI

         Management and General Business Relationships. In April 1997, the Company established Crescent Operating, Inc. ("COPI") to be the lessee and operator of certain assets to be acquired by the Company. Subsidiaries of COPI became lessees of eight of the Company's hotel and resort properties and acquired the voting interests in three of the Company's residential development corporations. In addition, the Company made loans to COPI under a line of credit and various term loans.

         Messrs. Rainwater and Goff are, respectively, the Chairman of the Board and the Vice Chairman of the Board of the Company and, until February 14, 2002, were also, respectively, the Chairman of the Board and the Vice Chairman of the Board of COPI. In addition, Mr. Goff serves as the Chief Executive Officer of the Company and the General Partner and as the sole director of the General Partner and, until February 14, 2002, also served as Chief Executive Officer of COPI. Messrs. Frank and Rowsey are members of the Board of the Company and, until their resignations on February 14, 2002, were members of the board of directors of COPI. As of March 31, 2004, Messrs. Rainwater and Goff beneficially owned an aggregate of approximately 12.3% of the outstanding common stock of COPI through their aggregate ownership of 1,331,105 shares of COPI common stock, excluding shares underlying vested options.

         Reorganization Transactions. On February 14, 2002, pursuant to an agreement (the "Agreement") with COPI, the Company acquired COPI's lessee interests in the eight hotel and resort properties and the voting interests in three residential development corporations and other assets. In consideration of these transfers, COPI's rent and debt obligations to the Company were reduced.

         Pursuant to the terms of the Agreement, the Company and COPI are jointly seeking to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Company has agreed to provide approximately $14.0 million to COPI in the form of cash and Common Shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's Common Shares to the COPI stockholders. The Company has also agreed, however, that it will issue Common Shares with a minimum dollar value of approximately $2.2 million to the COPI stockholders, even if it would cause the total costs, claims and expenses that it pays to exceed $14.0 million. Since February 15, 2002, the Company has loaned to COPI, or paid directly on COPI's behalf, approximately $13.0 million to fund costs, claims and expenses through March 31, 2004 relating to the bankruptcy and related transactions.

         In addition, the Company has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. The Company expects to form and capitalize a new entity ("Crescent Spinco") to be owned by the shareholders of the Company. Crescent Spinco then would purchase COPI's interest in AmeriCold Logistics, LLC ("AmeriCold Logistics") for between $15.0 million and $15.5 million. COPI has agreed that it will use the proceeds of the sale of the AmeriCold Logistics interest to repay Bank of America in full.

         COPI obtained the loan from Bank of America primarily to participate in investments with the Company. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Messrs. Rainwater, and Goff, enter into a support agreement with COPI and Bank of America. Pursuant to the support agreement, Messrs. Rainwater and Goff agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and if the net proceeds of an offering of COPI securities were insufficient to allow COPI to repay Bank of America in full.

         Previously, the Company held a first lien security interest in COPI's entire membership interest in AmeriCold Logistics. REIT rules prohibit the Company from acquiring or owning the membership interest that COPI owns in AmeriCold Logistics. Under the Agreement, the Company agreed to allow COPI to grant Bank of America a first priority security interest in the membership interest and to subordinate its own security interest to that of Bank of America.

         On March 6, 2003, the COPI stockholders voted to approve the COPI bankruptcy plan. On March 10, 2003, COPI filed the plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. If the plan is approved by the bankruptcy court, the holders of COPI's common stock will receive Common Shares of the Company. As stockholders of COPI, Mr. Rainwater and Mr. Goff will also receive Common Shares of the Company. Pursuant to the COPI bankruptcy plan, the current and former directors and officers of COPI and the current and former trust managers and officers of the Company also have received a release from COPI of liability for any actions taken prior to February 14, 2002, and, depending on various factors, will receive certain liability releases from COPI and its stockholders.

         Completion and effectiveness of the pre-packaged bankruptcy plan for COPI is contingent upon a number of conditions, including the approval of the plan by certain of COPI's creditors and the confirmation of the plan by the bankruptcy court.

OTHER

         Since June 1999, the Company has contributed approximately $23.8 million to DBL Holdings, Inc. ("DBL"). The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly owned subsidiary of DBL, which committed to purchase an affiliated partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity (the "G2 General Partner") that is owned equally by Goff-Moore Strategic Partners, L.P. ("GMSP") and GMAC Commercial Mortgage Corporation. The G2 General Partner is entitled to an annual asset management fee. Additionally, the G2 General Partner has a 1% interest in profits and losses of G2 and, after payment of specified amounts to partners, a promoted interest based on payments to unaffiliated limited partners. As an affiliated limited partner, DBL-ABC, Inc.'s returns are not impacted by the G2 General Partner's promoted interest. As of December 31, 2003, DBL-ABC, Inc. has received approximately $20.9 million cumulative distributions and recognized approximately $10.0 million cumulative net income bringing the investment balance to approximately $13.3 million.

         The ownership structure of GMSP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company. The remaining approximately 2% general partnership interest is owned by unrelated parties. The Company reimbursed GMSP for the part-time services of an accountant in the amount of $128,353 for 2003.


         On January 2, 2003, the Company purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL from Mr. Goff. Total consideration paid for Mr. Goff's interest was $0.4 million. The Board of Trust Managers of the Company, including all the independent trust managers, approved the transaction based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by the Company.

----------

         Management believes that the foregoing transactions are on terms no less favorable then those that could have been obtained in comparable transactions with unaffiliated parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiscal 2003 and 2002 Audit Firm Fee Summary. During the fiscal years 2003 and 2002, the Company retained Ernst & Young LLP and Arthur Anderson LLP to provide services in the following categories and amounts:

                                             FISCAL YEAR 2003                   FISCAL YEAR 2002
                                            -----------------                   ----------------
                                                                                                ARTHUR
                                            ERNST & YOUNG LLP         ERNST & YOUNG LLP      ANDERSON LLP
Audit Fees                                     $ 1,342,500             $  868,000               $  17,000
Audit Related Fees (1)                             650,000                424,000                 273,611
Tax Fees (2)                                       858,500                341,000                       -
All Other Fees                                       2,000(3)              75,000(4)                    -

   Total                                       $ 2,853,000             $1,708,000               $ 290,611

----------------

(1) Audit related fees consist of audit fees for a significant unconsolidated subsidiary, fees incurred for consultation concerning financial accounting and reporting standards, comfort letters, and work performed in connection with SEC offerings and other filings.

(2)      Tax fees include tax consultation and federal and state tax compliance.

(3)      Represents tax software and stock option software.

(4) Represents financial information systems design and implementation fees.

Since Ernst & Young LLP was retained in 2002, the Audit Committee has approved in advance all fees paid to and services provided by Ernst & Young LLP. The Audit Committee of the Board of Trust Managers has considered those services provided by Ernst & Young LLP for the Company not provided in conjunction with the audit and review of its financial statements and has determined that such services are compatible with maintaining the independence of Ernst & Young LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 2004.

             CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                 (Registrant)

             By: CRESCENT REAL ESTATE EQUITIES, LTD.,
                 Its General Partner

                                   By  /s/John C. Goff
                                       -----------------------------
                                       John C. Goff
                                       Sole Director and Chief Executive Officer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 2004.

CRESCENT FINANCE COMPANY
(Registrant)

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

    *12.01 Statement Regarding Computation of Ratios of Earnings to Fixed Charges

     21.01 List of Subsidiaries (filed as Exhibit No. 21.01 to the Company 2003 10-K and incorporated herein by reference)

    *23.01                 Consent of Ernst & Young LLP

    *23.02                 Consent of Ernst & Young LLP

    *23.03                 Consent of Ernst & Young LLP

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

* Previously filed.