Form 10-Q
period 2004-03-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP; CRESCENT FINANCE CO
filed 2004-05-07
CIK 1010958, 1174272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED March 31, 2004
                          COMMISSION FILE NO. 333-42293
                                              333-89194-01

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                            CRESCENT FINANCE COMPANY*

  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                                75-2531304
                 DELAWARE                                                42-1536518
(State or other jurisdiction of incorporation            (I.R.S. Employer Identification Number)
or organization)

              777 Main Street, Suite 2100, Fort Worth, Texas 76102
  -----------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

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

                                 YES X NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                 YES X NO _____

* Crescent Finance Company meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                                  PAGE
PART I:     FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 2004 (unaudited) and December 31, 2003
          (unaudited)..................................................................................             3

          Consolidated Statements of Operations for the three months ended
          March 31, 2004 and 2003 (unaudited)..........................................................             4

          Consolidated Statement of Partners' Capital for the three months ended
          March 31, 2004 (unaudited)...................................................................             5

          Consolidated Statements of Cash Flows for the three months ended March 31, 2004
          and 2003 (unaudited).........................................................................             6

          Notes to Consolidated Financial Statements...................................................             7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations.................................................................................           32

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................           55

Item 4.   Controls and Procedures.......................................................................           55

PART II:    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..............................................................           56

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                                                      MARCH 31,    DECEMBER 31,
                                                                                                        2004          2003
                                                                                                     -----------   ------------
ASSETS:
Investments in real estate:
         Land                                                                                        $   256,011   $   235,608
         Land improvements, net of accumulated depreciation of $20,177 and $19,256 at
           March 31, 2004 and December 31, 2003, respectively                                            108,842       105,232
         Building and improvements, net of accumulated depreciation of $620,750 and
           $596,535 at March 31, 2004 and December 31, 2003, respectively                              2,377,770     2,187,368
         Furniture, fixtures and equipment, net of accumulated depreciation of $48,097
          and $44,074 at March 31, 2004 and December 31, 2003, respectively                               50,375        51,160
         Land held for investment or development                                                         465,502       450,279
         Properties held for disposition, net                                                             95,947       127,915
                                                                                                     -----------   -----------
           Net investment in real estate                                                               3,354,447     3,157,562

         Cash and cash equivalents                                                                        61,277        74.885
         Restricted cash and cash equivalents                                                             69,495       217,329
         Defeasance investments                                                                          177,552         9,620
         Accounts receivable, net                                                                         48,936        40,455
         Deferred rent receivable                                                                         66,053        62,184
         Investments in unconsolidated companies                                                         358,106       443,974
         Notes receivable, net                                                                            74,242        78,453
         Income tax asset-current and deferred                                                            21,324        17,506
         Other assets, net                                                                               235,986       203,650
                                                                                                     -----------   -----------
           Total assets                                                                              $ 4,467,418   $ 4,305,618
                                                                                                     ===========   ===========

         LIABILITIES:
         Borrowings under Credit Facility                                                            $   169,000   $   239,000
         Notes payable                                                                                 2,601,593     2,319,699
         Accounts payable, accrued expenses and other liabilities                                        313,651       360,520
         Current income tax payable                                                                           --         7,995
                                                                                                     -----------   -----------
         Total liabilities                                                                             3,084,244     2,927,214
                                                                                                     -----------   -----------
         COMMITMENTS AND CONTINGENCIES:
         MINORITY INTERESTS:                                                                         $    44,916   $    47,123

PARTNERS' CAPITAL:
         Series A Convertible Cumulative Preferred Units,
                 liquidation preference $25.00 per unit, 14,200,000 and 10,800,000 units issued and
                 outstanding, at March 31, 2004 and December 31, 2003, respectively                  $   319,166   $   248,160
         Series B Cumulative Preferred Units,
                 liquidation preference $25.00 per unit, 3,400,000 units issued and outstanding, at
                 March 31, 2004 and December 31, 2003                                                     81,923        81,923
         Units of Partnership Interest, 58,516,868 and 58,510,500 issued and outstanding, at
                 March 31, 2004 and December 31, 2003, respectively:
                 General partner - outstanding 585,169 and 585,105                                         9,784        10,424
                 Limited partners - outstanding 57,931,699 and 57,925,395                                941,308     1,004,603
         Accumulated other comprehensive income                                                          (13,923)      (13,829)
                                                                                                     -----------   -----------
                        Total partners' capital                                                      $ 1,338,258   $ 1,331,281
                                                                                                     -----------   -----------
                        Total liabilities and partners' capital                                      $ 4,467,418   $ 4,305,618
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                            ---------------------
                                                                                              2004        2003
                                                                                            ---------   ---------
REVENUE:
             Office Property                                                                $ 123,450   $ 120,715
             Resort/Hotel Property                                                             61,396      63,721
             Residential Development Property                                                  47,688      43,721
                                                                                            ---------   ---------
                  Total Property revenue                                                    $ 232,534   $ 228,157
                                                                                            ---------   ---------
EXPENSE:
             Office Property real estate taxes                                              $  17,071   $  17,102
             Office Property operating expenses                                                41,864      40,530
             Resort/Hotel Property expense                                                     49,343      49,740
             Residential Development Property expense                                          40,562      41,430
                                                                                            ---------   ---------
                  Total Property expense                                                    $ 148,840   $ 148,802
                                                                                            ---------   ---------
                  Income from Property Operations                                           $  83,694   $  79,355
                                                                                            ---------   ---------
OTHER INCOME (EXPENSE):
             Gain on joint venture of properties, net                                       $       -   $     100
             Interest and other income                                                          2,764       1,455
             Corporate general and administrative                                              (6,917)     (6,090)
             Interest expense                                                                 (45,008)    (43,208)
             Amortization of deferred financing costs                                          (3,714)     (2,424)
             Extinguishment of debt                                                            (1,939)          -
             Depreciation and amortization                                                    (40,987)    (36,597)
             Impairment charges related to real estate assets                                       -      (1,200)
             Other expenses                                                                       (55)       (127)
             Equity in net income (loss) of unconsolidated companies:
                  Office Properties                                                               942       1,458
                  Resort/Hotel Properties                                                        (231)        743
                  Residential Development Properties                                               87         970
                  Temperature-Controlled Logistics Properties                                    (901)      1,507
                  Other                                                                           (67)     (1,029)
                                                                                            ---------   ---------
             Total other income (expense)                                                   $ (96,026)  $ (84,442)
                                                                                            ---------   ---------
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY
     INTERESTS AND INCOME TAXES                                                             $ (12,332)  $  (5,087)
             Minority interests                                                                    84       1,210
             Income tax benefit                                                                 1,613       2,528
                                                                                            ---------   ---------
LOSS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                              $ (10,635)  $  (1,349)
             Income from discontinued operations                                                  704       2,466
             Impairment charges related to real estate assets from discontinued operations     (2,351)    (15,828)
             Loss on real estate from discontinued operations                                     (55)       (339)
             Cumulative effect of a change in accounting principle                               (428)          -
                                                                                            ---------   ---------
NET LOSS                                                                                    $ (12,765)  $ (15,050)
            Series A Preferred Unit distributions                                              (5,751)     (4,556)
            Series B Preferred Unit distributions                                              (2,019)     (2,019)
                                                                                            ---------   ---------
NET LOSS AVAILABLE TO PARTNERS                                                              $ (20,535)  $ (21,625)
                                                                                            =========   =========
BASIC EARNINGS PER UNIT DATA:
             Loss available to partners before discontinued operations and
                cumulative effect of a change in accounting principle                       $   (0.31)  $   (0.13)
             Income from discontinued operations                                                 0.01        0.04
             Impairment charges related to real estate assets from discontinued operations      (0.04)      (0.27)
             Loss on real estate from discontinued operations                                       -       (0.01)
             Cumulative effect of a change in accounting principle                              (0.01)          -
                                                                                            ---------   ---------
             Net loss available to partners - basic                                         $   (0.35)  $   (0.37)
                                                                                            =========   =========
DILUTED EARNINGS PER UNIT DATA:
             Loss available to partners before discontinued operations and
                cumulative effect of a change in accounting principle                       $   (0.31)  $   (0.13)
             Income from discontinued operations                                                 0.01        0.04
             Impairment charges related to real estate assets from discontinued operations      (0.04)      (0.27)
             Loss on real estate from discontinued operations                                       -       (0.01)
             Cumulative effect of a change in accounting principle                              (0.01)          -
                                                                                            ---------   ---------
             Net loss available to partners - diluted                                       $   (0.35)  $   (0.37)
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                             (dollars in thousands)
                                   (unaudited)

                                                                   PREFERRED   GENERAL     LIMITED     ACCUMULATED
                                                                   PARTNERS'  PARTNERS'   PARTNERS'   COMPREHENSIVE    PARTNERS'
                                                                    CAPITAL    CAPITAL     CAPITAL       INCOME         CAPITAL
                                                                   ---------  ---------   ----------  -------------   ----------
PARTNERS' CAPITAL, December 31, 2003                               $ 330,083  $  10,424   $1,004,603  $     (13,829)  $1,331,281

Issuance of Preferred Units A                                         71,006          -           -               -       71,006
Contributions, net                                                         -          2         228               -          230
Distributions                                                              -       (440)    (43,516)              -      (43,956)
Amortization of Deferred Compensation on Restricted Shares                            3         323               -          326
Net Loss                                                                   -       (205)    (20,330)              -      (20,535)
Unrealized Gain on Marketable Securities                                   -          -           -             903          903
Unrealized Net Loss on Cash Flow Hedges                                    -          -           -            (997)        (997)
                                                                   ---------  ---------   ----------  -------------   ----------
PARTNERS' CAPITAL, March 31, 2004                                  $ 401,089  $   9,784   $ 941,308   $     (13,923)  $1,338,258
                                                                   =========  =========   =========   =============   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                              2004                       2003
                                                                                            ---------                 ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                    $ (12,765)                $ (15,050)
Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                                     44,701                    39,021
             Residential Development cost of sales                                             17,169                    13,591
             Residential Development capital expenditures                                     (24,139)                  (16,664)
             Impairment charges related to real estate assets from discontinued operations      2,351                    15,828
             Loss on real estate from discontinued operations                                      55                       339
             Discontinued operations - depreciation and minority interests                        506                     2,726
             Extinguishment of debt                                                             1,939                         -
             Impairment charges related to real estate assets                                       -                     1,200
             Gain on joint venture of properties, net                                               -                      (100)
             Minority interests                                                                   (84)                   (1,210)
             Cumulative effect of a change in accounting principle                                428                         -
             Non-cash compensation                                                                265                        62
             Equity in (earnings) loss from unconsolidated companies:
                  Office Properties                                                              (942)                   (1,458)
                  Resort/Hotel Properties                                                         231                      (743)
                  Residential Development Properties                                              (87)                     (970)
                  Temperature-Controlled Logistics Properties                                     901                    (1,507)
                  Other                                                                            67                     1,029
             Distributions received from unconsolidated companies:
                  Office Properties                                                               758                       565
                  Residential Development Properties                                                -                        35
                  Other                                                                           284                         -
             Change in assets and liabilities, net of consolidations and acquisitions:
                  Restricted cash and cash equivalents                                         47,977                    19,204
                  Accounts receivable                                                          (5,772)                    1,087
                  Deferred rent receivable                                                     (3,897)                     (817)
                  Income tax asset - current and deferred, net                                (12,087)                   (2,578)
                  Other assets                                                                 (7,895)                    1,645
                  Accounts payable, accrued expenses and other liabilities                    (50,703)                  (70,452)
                                                                                            ---------                 ---------
                  Net cash used in operating activities                                     $    (739)                $ (15,217)
                                                                                            ---------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Net cash impact of consolidation of previously unconsolidated entities         $     334                 $  11,374
             Proceeds from property sales                                                      30,659                     1,116
             Acquisition of investment properties                                            (146,100)                   (2,000)
             Development of investment properties                                              (1,201)                     (522)
             Property improvements - Office Properties                                         (1,852)                   (2,211)
             Property improvements - Resort/Hotel Properties                                   (8,454)                   (2,404)
             Tenant improvement and leasing costs - Office Properties                         (24,192)                  (12,456)
             Residential Development Properties Investments                                    (5,804)                   (7,064)
             Decrease (increase) in restricted cash and cash equivalents                      101,371                    (1,341)
             Defeasance investments                                                          (167,932)                        -
             Return of investment in unconsolidated companies:
                  Office Properties                                                               340                       287
                  Resort/Hotel Properties                                                         612                         -
                  Temperature-Controlled Logistics Properties                                  90,000                         -
                  Other                                                                            39                     4,651
             Investment in unconsolidated companies:
                  Office Properties                                                               (12)                      (52)
                  Resort/Hotel Properties                                                           -                        (2)
                  Residential Development Properties                                             (621)                   (1,038)
                  Temperature-Controlled Logistics Properties                                  (2,403)                     (828)
             (Increase) decrease in notes receivable                                             (152)                   16,743
                                                                                            ---------                 ---------
                  Net cash (used in) provided by investing activities                       $(135,368)                $   4,253
                                                                                            ---------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Debt financing costs                                                           $  (4,343)                $     (68)
             Borrowings under Credit Facility                                                 141,500                   136,000
             Payments under Credit Facility                                                  (211,500)                  (15,000)
             Notes payable proceeds                                                           280,035                    10,000
             Notes payable payments                                                          (108,958)                  (66,750)
             Residential Development Properties notes payable borrowings                       15,939                    17,529
             Residential Development Properties notes payable payments                         (7,429)                  (20,724)
             Capital distributions - joint venture partner                                     (2,562)                   (5,471)
             Capital contributions - joint venture partner                                        508                       132
             Capital contributions to the Operating Partnership                                   206                       (10)
             Issuance of preferred units - Series A                                            71,006                         -
             Series A Preferred Unit distributions                                             (5,991)                   (4,556)
             Series B Preferred Unit distributions                                             (2,019)                   (2,019)
             Distributions from the Operating Partnership                                     (43,893)                  (43,135)
                                                                                            ---------                 ---------
                   Net cash provided by financing activities                                $ 122,499                 $   5,928
                                                                                            ---------                 ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                                       $ (13,608)                $  (5,036)
CASH AND CASH EQUIVALENTS,
             Beginning of period                                                               74,885                    75,418
                                                                                            ---------                 ---------
CASH AND CASH EQUIVALENTS,
             End of Period                                                                  $  61,277                 $  70,382
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

      All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of March 31, 2004, the Company's approximately 84% limited partner interest has been treated as equivalent, for purposes of this report, to 49,067,388 units and the remaining approximately 15% limited partner interest has been treated as equivalent, for purposes of this report, to 8,864,311 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 585,169 units.

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

      The following are the consolidated subsidiaries of the Operating Partnership that owned or had an interest in real estate assets as of March 31, 2004: Crescent Real Estate Funding I, L.P. ("Funding I"); Crescent Real Estate Funding III, IV, and V, L.P. ("Funding III, IV, and V"); Crescent Real Estate Funding VI, L.P. ("Funding VI"); Crescent Real Estate Funding VIII, L.P. ("Funding VIII"); Crescent Real Estate Funding X, L.P. ("Funding X"); Crescent Real Estate Funding XII, L.P. ("Funding XII"); Crescent 707 17th Street, L.L.C.; Crescent Spectrum Center, L.P.; Crescent Colonnade, L.L.C.; Mira Vista Development Corp. ("MVDC"); Houston Area Development Corp. ("HADC"); Desert Mountain Development Corporation ("DMDC"); Crescent Resort Development Inc. ("CRDI"); Crescent TRS Holdings Corp.

      See Note 7, "Investments in Unconsolidated Companies," for a table that lists the Operating Partnership's ownership in significant unconsolidated joint ventures and investments as of March 31, 2004.

      See Note 8, "Notes Payable and Borrowings Under Credit Facility," for a list of certain other subsidiaries of the Operating Partnership and the Company, all of which are consolidated in the Operating Partnership's or the Company's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

      SEGMENTS

      The assets and operations of the Operating Partnership were divided into four investment segments at March 31, 2004, as follows:

      -     Office Segment;

      -     Resort/Hotel Segment;

      -     Residential Development Segment; and

      -     Temperature-Controlled Logistics Segment.

      Within these segments, the Operating Partnership owned in whole or in part the following real estate assets (the "Properties") as of March 31, 2004:

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      - OFFICE SEGMENT consisted of 77 office properties (collectively referred to as the "Office Properties"), located in 28 metropolitan submarkets in seven states, with an aggregate of approximately 30.7 million net rentable square feet. Sixty seven of the Office Properties are wholly-owned and ten are owned through joint ventures, two of which are consolidated and eight of which are unconsolidated.

      - RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties"). Eight of the Resort/Hotel Properties are wholly-owned and one is owned through a joint venture that is consolidated.

      - RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of common stock representing interests of 98% to 100% in four residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through partnership arrangements, owned in whole or in part 25 upscale residential development properties (collectively referred to as the "Residential Development Properties").

      - TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in Vornado Crescent Portland Partnership (the "Temperature-Controlled Logistics Partnership") and a 56% non-controlling interest in the Vornado Crescent Carthage and KC Quarry L.L.C. ("VCQ"). The Temperature-Controlled Logistics Partnership owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Realty Trust (the "Temperature-Controlled Logistics Corporation"), a REIT. As of March 31, 2004, the Temperature-Controlled Logistics Corporation directly or indirectly owned 87 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 440.7 million cubic feet (17.5 million square feet) of warehouse space. As of March 31, 2004, the Vornado Crescent Carthage and KC Quarry, L.L.C. owned two quarries and the related land. The Operating Partnership accounts for its interests in the Temperature-Controlled Logistics Partnership and in the Vornado Crescent Carthage and KC Quarry L.L.C. as unconsolidated equity entities.

      See Note 3, "Segment Reporting," for a table showing selected financial information for each of these investment segments for the three months ended March 31, 2004 and 2003, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at March 31, 2004 and December 31, 2003.

BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Operating Partnership's Form 10-K for the year ended December 31, 2003.

      Certain amounts in prior period financial statements have been reclassified to conform to current period presentation.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      This section should be read in conjunction with the more detailed information regarding the Operating Partnership's significant accounting policies contained in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

ADOPTION OF NEW ACCOUNTING STANDARDS

      FASB INTERPRETATION 46. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), as amended, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Under FIN 46, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs for financial periods ending after March 15, 2004, except for Special Purpose Entities which had to be consolidated by December 31, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of other entities such as VIEs. FIN 46 requires VIEs to be consolidated by a company if the company is subject to a majority of the expected losses of the VIE's activities or entitled to receive a majority of the entity's expected residual returns or both.

      The adoption of FIN 46 did not have a material impact to the Operating Partnership's financial condition or results of operations. Due to the adoption of this Interpretation and management's assumptions in application of the guidelines stated in the Interpretation, the Operating Partnership has consolidated GDW LLC, a subsidiary of DMDC, as of December 31, 2003 and Elijah Fulcrum Fund Partners, L.P. ("Elijah") as of January 1, 2004. Elijah is a limited partnership whose purpose is to invest in the SunTx Fulcrum Fund, L.P. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. While it was determined that one of the Operating Partnership's unconsolidated joint ventures, Main Street Partners, L.P., and its investments in Canyon Ranch Las Vegas, L.L.C., CR License, L.L.C. and CR License II, L.L.C. (the "Canyon Ranch Entities") are VIEs under FIN 46, the Operating Partnership is not the primary beneficiary and is not required to consolidate these entities under other GAAP. The Operating Partnership's maximum exposure to loss is limited to its equity investment of approximately $53.3 million in Main Street Partners, L.P. and $5.1 million in the Canyon Ranch Entities at March 31, 2004.

      Further, in connection with the Hughes Center acquisition, the Operating Partnership entered into an exchange agreement with a third party intermediary for six of the Office Properties and the nine retail parcels. This agreement is for a maximum term of 180 days and allows the Operating Partnership to pursue favorable tax treatment on other properties sold by the Operating Partnership within this period. During the 180-day period, which will end on June 28, 2004, the third party intermediary is the legal owner of the properties, although the Operating Partnership controls the properties, retains all of the economic benefits and risks associated with these properties and indemnifies the third party intermediary and, therefore, the Operating Partnership is fully consolidating these properties. On the expiration of the 180-day period, the Operating Partnership will take legal ownership of the properties.

SIGNIFICANT ACCOUNTING POLICIES

      STOCK-BASED COMPENSATION. Effective January 1, 2003, the Operating Partnership adopted the fair value expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," on a prospective basis as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which requires that the fair value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the three months ended March 31, 2004, the Company and the Operating Partnership granted stock and unit options and the Operating Partnership recognized compensation expense that was not significant to its results of operations. With respect to the Company's stock options and the Operating Partnership's unit options which were granted prior to 2003, the Operating Partnership accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Had compensation cost been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Operating Partnership's net loss and loss per unit would have been reduced to the following pro forma amounts:

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                 --------------------
(in thousands, except per unit amounts)                                            2004        2003
------------------------------------------------------------------------------   --------    --------
Net loss available to partners, as reported                                      $(20,535)   $(21,625)
Add: Stock-based employee compensation expense included in reported net income        350           1
Deduct: total stock-based employee compensation expense determined under fair
        value based method for all awards                                            (950)       (843)
                                                                                 --------    --------
Pro forma net loss                                                               $(21,135)   $(22,467)
(Loss) earnings per unit:
Basic/Diluted - as reported                                                      $  (0.35)   $  (0.37)
Basic/Diluted - pro forma                                                        $  (0.36)   $  (0.38)

      MARKETABLE SECURITIES. The Operating Partnership has classified and recorded its marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Realized gains or losses on the sale of securities are recorded based on average cost. When a decline in the fair value of marketable securities is determined to be other-than-temporary, the cost basis is written down to fair value and the amount of the write-down is included in earnings for the applicable period. A decline in the fair value of a marketable security is deemed other-than-temporary if its cost basis has exceeded its fair value for a period of six to nine months. Investments in securities of non-publicly traded companies are reported at cost, as they are not considered marketable under SFAS No. 115, and total $6.0 million and $6.1 million at March 31, 2004 and December 31, 2003, respectively.

      The following tables present the carrying value, fair value and unrealized gains and losses in Accumulated Other Comprehensive Income ("OCI") as of March 31, 2004 and December 31, 2003 and the realized gains, unrecognized holding losses and change in OCI for the three months ended March 31, 2004 and 2003 for the Operating Partnership's marketable securities.

                             AS OF MARCH 31, 2004               AS OF DECEMBER 31, 2003
                       ---------------------------------   ----------------------------------
(in thousands)                       FAIR     UNREALIZED                   FAIR     UNREALIZED
  TYPE OF SECURITY       COST       VALUE     GAIN/(LOSS)     COST        VALUE     GAIN/(LOSS)
                       ---------  ----------  ----------   ----------   ----------  ----------
Held to maturity(1)    $ 177,552  $  177,827   $     275   $    9,620   $    9,621   $      1
Available for sale(2)      5,883       6,046         163        2,278        2,278          -
                       ---------  ----------   ---------   ----------   ----------   --------
      Total            $ 183,435  $  183,873   $     438   $   11,898   $   11,899   $      1
                       =========  ==========   =========   ==========   ==========   ========

                        FOR THE THREE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                               MARCH 31, 2004               MARCH 31, 2003
                        --------------------------   --------------------------
(in thousands)          REALIZED            CHANGE   REALIZED            CHANGE
  TYPE OF SECURITY        GAIN              IN OCI     GAIN              IN OCI
                        --------            ------   --------            ------
Held to maturity(1)     $      -            $  N/A   $      -            $  N/A
Available for sale(2)          -               163          -               (79)
                        --------            ------   --------            ------
      Total             $      -            $  163   $      -            $  (79)
                        ========            ======   ========            ======

--------------------
(1) Held to maturity securities are carried at unamortized cost and consist of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on the LaSalle Note II. See
      Note 8, "Notes Payable and Borrowings Under Credit Facility," for additional information on the defeasance of LaSalle Note II.

(2) Available for sale securities consist of marketable securities which the Operating Partnership intends to hold for an indefinite period of time. These securities are marked to market value on a monthly basis with the corresponding unrealized gain or loss recorded in OCI.

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

      The following tables present reconciliations for the three months ended March 31, 2004 and 2003 of basic and diluted earnings per unit from "Loss before discontinued operations and cumulative effect of a change in accounting principle" to "Net loss available to partners." The table also includes weighted average units on a basic and diluted basis.

                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                        -----------------------------------------------------------------
                                                                      2004                             2003
                                                        -------------------------------    ------------------------------
                                                         Income    Wtd. Avg.   Per Unit     Income    Wtd. Avg.  Per Unit
(in thousands, except per unit amounts)                  (Loss)    Units(1)     Amount      (Loss)    Units(1)    Amount
-----------------------------------------------------   -------    ---------   --------    --------   ---------  --------
BASIC/DILUTED EPS -
Loss before discontinued operations and
     cumulative effect of a change in accounting
      principle                                         $(10,635)    58,363                $ (1,349)    58,485
Series A Preferred Unit distributions                     (5,751)                            (4,556)
Series B Preferred Unit distributions                     (2,019)                            (2,019)
                                                        -------------------------------    ----------------------------
Net loss available to partners
    before discontinued operations and cumulative
    effect of a change in accounting principle          $(18,405)    58,363       (0.31)   $ (7,924)    58,485    (0.13)
Income from discontinued operations                          704                   0.01       2,466                0.04
Impairment charges related to real estate assets from
    discontinued operations,                              (2,351)                 (0.04)    (15,828)              (0.27)
Loss on real estate from discontinued operations             (55)                     -        (339)              (0.01)
Cumulative effect of a change in accounting principle       (428)                 (0.01)          -                   -
                                                        -------------------------------    ----------------------------
Net loss available to partners                          $(20,535)    58,363       (0.35)   $(21,625)    58,485    (0.37)
                                                        ===============================    ============================

(1) Anti-dilutive units not included are 277 and 2 for the three months ended March 31, 2004 and 2003, respectively.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      This table presents supplemental cash flow disclosures for the three months ended March 31, 2004 and 2003.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                                                FOR THE THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                --------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                                2004              2003
-------------------------------------------------------------                                   ---------         --------
(in thousands)
Interest paid on debt                                                                           $  36,946         $ 34,661
Interest capitalized - Resort/Hotel                                                                    75                -
Interest capitalized - Residential Development                                                      3,829            4,239
Additional interest paid in conjunction with cash flow hedges                                       3,816            5,590
                                                                                                ---------         --------
Total interest paid                                                                             $  44,666         $ 44,490
                                                                                                =========         ========
Cash paid for income taxes                                                                      $   9,950         $    223
                                                                                                =========         ========

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES:

Assumption of debt in conjunction with acquisitions of Office Properties and undeveloped land   $ 102,307         $      -
Amortization of debt premium                                                                          418                -
Non-cash compensation                                                                                 319                -

SUPPLEMENTAL SCHEDULE OF 2003 CONSOLIDATION OF DBL, MVDC, HADC, AND 2004
   CONSOLIDATION OF ELIJAH:

Net investment in real estate                                                                   $       -         $ (9,692)
Accounts receivable, net                                                                             (848)          (3,057)
Investments in unconsolidated companies                                                            (2,478)          13,552
Notes receivable, net                                                                               4,363              (25)
Income tax asset - current and deferred, net                                                         (274)          (3,564)
Other assets, net                                                                                       -             (820)
Notes payable                                                                                           -              312
Accounts payable, accrued expenses and other liabilities                                                -           12,696
Minority interest - consolidated real estate partnerships                                            (140)           1,972
Other comprehensive income, net of tax                                                                139                -
Cumulative effect of a change in accounting principle                                                (428)               -
                                                                                                ---------         --------
Increase in cash                                                                                $     334         $ 11,374
                                                                                                =========         ========

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

      The Operating Partnership calculates FFO-diluted in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Partners.

      NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO-diluted and FFO appropriate measures of performance for an operating partnership of an equity REIT

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and for its investment segments. However, FFO-diluted and FFO should not be considered as alternatives to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance.

      The Operating Partnership's measures of FFO-diluted and FFO may not be comparable to similarly titled measures of REITs (other than the Company) if those REITs apply the definition of FFO in a different manner than the Operating Partnership.

      Selected financial information related to each segment for the three months ended March 31, 2004 and 2003, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at March 31, 2004 and December 31, 2003, are presented below:

                                                          FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                          ------------------------------------------
                                                                                         RESIDENTIAL
            SELECTED FINANCIAL INFORMATION:                 OFFICE       RESORT/HOTEL    DEVELOPMENT
                     (in thousands)                       SEGMENT(1)       SEGMENT       SEGMENT(2)
--------------------------------------------------------  ----------     ------------    -----------
Total Property revenue                                    $  123,450     $     61,396    $    47,688
Total Property expense                                        58,935           49,343         40,562
                                                          ----------     ------------    -----------

   Income from Property Operations                        $   64,515     $     12,053    $     7,126

Total other income (expense)                                 (29,402)          (6,849)        (3,050)
Minority interests and income taxes                             (432)           1,466          1,236
Discontinued operations - income, loss on real estate
   and impairment charges related to real estate assets       (1,402)               -             38
Cumulative effect of a change in accounting principle              -                -              -
                                                          ----------     ------------    -----------

   Net income (loss)                                      $   33,279     $      6,670    $     5,350
                                                          ----------     ------------    -----------

Depreciation and amortization of real estate assets       $   30,223     $      6,360    $     1,401
(Gain) loss on property sales, net                              (289)               -              -
Impairment charges related to real estate assets               2,351                -              -
Adjustments for investment in unconsolidated companies         2,408                -           (577)
Series A Preferred unit distributions                              -                -              -
Series B Preferred unit distributions                              -                -              -
                                                          ----------     ------------    -----------
Adjustments to reconcile net income (loss) to funds from
   operations-diluted                                     $   34,693     $      6,360    $       824
                                                          ----------     ------------    -----------
Funds from operations before impairment charges related
   to real estate assets-diluted                          $   67,972     $     13,030    $     6,174
Impairment charges related to real estate assets              (2,351)               -              -
                                                          ----------     ------------    -----------
Funds from operations impairment charges related
   to real estate assets-diluted                          $   65,621     $     13,030    $     6,174
                                                          ==========     ============    ===========

                                                          FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                          -----------------------------------------
                                                          TEMPERATURE-
                                                           CONTROLLED
            SELECTED FINANCIAL INFORMATION:                 LOGISTICS     CORPORATE
                     (in thousands)                          SEGMENT      AND OTHER         TOTAL
--------------------------------------------------------  ------------    ---------        --------
Total Property revenue                                    $          -    $       -        $232,534
Total Property expense                                               -            -         148,840
                                                          ------------    ---------        --------

   Income from Property Operations                        $          -    $       -        $ 83,694

Total other income (expense)                                      (901)     (55,824) (3)    (96,026)
Minority interests and income taxes                                  -         (573)          1,697
Discontinued operations - income, loss on real estate
   and impairment charges related to real estate assets              -         (338)         (1,702)
Cumulative effect of a change in accounting principle                -         (428)           (428)
                                                          ------------    ---------        --------

   Net income (loss)                                      $       (901)   $ (57,163)       $(12,765)
                                                          ------------    ---------        --------

Depreciation and amortization of real estate assets       $          -    $      57        $ 38,041
(Gain) loss on property sales, net                                   -          345              56
Impairment charges related to real estate assets                     -            -           2,351
Adjustments for investment in unconsolidated companies           5,795            -           7,626
Series A Preferred unit distributions                                -       (5,751)         (5,751)
Series B Preferred unit distributions                                -       (2,019)         (2,019)
                                                          ------------    ---------        --------
Adjustments to reconcile net income (loss) to funds from
   operations-diluted                                     $      5,795    $  (7,368)       $ 40,304
                                                          ------------    ---------        --------
Funds from operations before impairment charges related
   to real estate assets-diluted                          $      4,894    $ (64,531)       $ 27,539
Impairment charges related to real estate assets                     -            -          (2,351)
                                                          ------------    ---------        --------
Funds from operations after impairment charges related
   to real estate assets-diluted                          $      4,894    $ (64,531)       $ 25,188
                                                          ============    =========        ========

See footnotes to the following table.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                      --------------------------------------------
                                                                                       RESIDENTIAL
       SELECTED FINANCIAL INFORMATION:                  OFFICE         RESORT/HOTEL    DEVELOPMENT
                (in thousands)                        SEGMENT(1)         SEGMENT       SEGMENT(2)
----------------------------------------------        ----------       ------------    -----------
Total Property revenue                                $  120,715       $     63,721    $    43,721
Total Property expense                                    57,632             49,740         41,430
                                                      ----------       ------------    -----------
   Income from Property Operations                    $   63,083       $     13,981    $     2,291

Total other income (expense)                             (25,398)            (5,250)        (1,674)
Minority interests and income taxes                         (154)               762          2,794
Discontinued operations -income, loss on real
   estate and impairment charges related to
   real estate assets                                    (12,793)                 -             20
                                                      ----------       ------------    -----------

   Net income (loss)                                  $   24,738       $      9,493    $     3,431
                                                      ----------       ------------    -----------
Depreciation and amortization of real estate
  assets                                              $   29,439       $      5,744    $     1,118
(Gain) loss on property sales, net                           (64)                 -              -
Impairment charges related to real estate
  assets                                                  15,000                  -              -
Adjustments for investment in unconsolidated
  companies                                                2,822                394            739
Series A Preferred unit distributions                          -                  -              -
Series B Preferred unit distributions                          -                  -              -
                                                      ----------       ------------    -----------
Adjustments to reconcile net income (loss) to
   funds from operations-diluted                      $   47,197       $      6,138    $     1,857
                                                      ----------       ------------    -----------
Funds from operations before impairment
    charges related to real estate
    assets-diluted                                     $   71,935       $     15,631    $     5,288
Impairment charges related to real estate
  assets                                                 (15,000)                 -              -
                                                      ----------       ------------    -----------
Funds from operations after impairment
    charges related to real estate
    assets-diluted                                    $   56,935       $     15,631    $     5,288
                                                      ==========       ============    ==========

                                                         FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                      -----------------------------------------------
                                                      TEMPERATURE-
                                                       CONTROLLED
       SELECTED FINANCIAL INFORMATION:                  LOGISTICS       CORPORATE
                (in thousands)                           SEGMENT        AND OTHER(3)         TOTAL
----------------------------------------------        ------------      ---------         -----------
Total Property revenue                                $          -      $       -         $   228,157
Total Property expense                                           -              -             148,802
                                                      ------------      ---------         -----------
   Income from Property Operations                    $          -      $       -         $    79,355

Total other income (expense)                                 1,507        (53,627)(3)         (84,442)
Minority interests and income taxes                              -            336               3,738
Discontinued operations -income, loss on real
   estate and impairment charges related to
   real estate assets                                            -           (928)            (13,701)
                                                      ------------      ---------         -----------

   Net income (loss)                                  $      1,507      $ (54,219)        $   (15,050)
                                                      ------------      ---------         -----------
Depreciation and amortization of real estate
  assets                                              $          -      $       -         $    36,301
(Gain) loss on property sales, net                               -            290                 226
Impairment charges related to real estate
  assets                                                         -          2,028              17,028
Adjustments for investment in unconsolidated
  companies                                                  5,510             22               9,487
Series A Preferred unit distributions                            -         (4,556)             (4,556)
Series B Preferred unit distributions                            -         (2,019)             (2,019)
                                                      ------------      ---------         -----------
Adjustments to reconcile net income (loss) to
   funds from operations-diluted                      $      5,510      $  (4,235)        $    56,467
                                                      ------------      ---------         -----------
Funds from operations before impairment
    charges related to real estate
    assets-diluted                                    $      7,017      $ (58,454)        $    41,417
Impairment charges related to real estate
  assets                                                         -         (2,028)            (17,028)
                                                      ------------      ---------         -----------
Funds from operations after impairment
    charges related to real estate
    assets-diluted                                    $      7,017      $ (60,482)        $    24,389
                                                      ============      =========         ===========

See footnotes to the following table.

                                                                                     TEMPERATURE-
                                                        RESORT/      RESIDENTIAL      CONTROLLED    CORPORATE
                                          OFFICE         HOTEL       DEVELOPMENT      LOGISTICS       AND
(IN MILLIONS)                             SEGMENT       SEGMENT      SEGMENT(2)(4)     SEGMENT       OTHER            TOTAL
--------------------------------------   ----------    ----------    ----------      ------------ ------------      ----------
TOTAL ASSETS BY SEGMENT: (5)
   Balance at March 31, 2004             $    2,663    $      495    $      757       $      212   $      340 (6)   $    4,467
   Balance at December 31, 2003               2,502           468           707              300          329            4,306
CONSOLIDATED PROPERTY LEVEL FINANCING:
   Balance at March 31, 2004                 (1,513)         (133)          (96)               -       (1,029)(7)       (2,771)
   Balance at December 31, 2003              (1,459)         (138)          (88)               -         (874)(7)       (2,559)
CONSOLIDATED OTHER LIABILITIES:
   Balance at March 31, 2004                    (76)          (44)         (143)               -          (51)            (314)
   Balance at December 31, 2003                (119)          (27)         (109)               -         (114)            (369)
MINORITY INTERESTS:
   Balance at March 31, 2004                     (9)           (6)          (30)               -            -              (45)
   Balance at December 31, 2003                  (9)           (7)          (31)               -            -              (47)

--------------------
(1) The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $1.3 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively.

(2) The Operating Partnership sold its interest in The Woodlands Land Development Company, L.P. on December 31, 2003.

(3) For purposes of this Note, Corporate and Other includes the total of: interest and other income, corporate general and administrative expense, interest expense, amortization of deferred financing costs, extinguishment of debt, other expenses, and equity in net income of unconsolidated companies-other.

(4) The Operating Partnership's net book value for the Residential Segment includes total assets, consolidated property level financing, consolidated other liabilities and minority interest totaling $488 million at March 31, 2004. The primary components of net book value are $319 million for CRDI, consisting of Tahoe Mountain Resort properties of $171 million, Denver development properties of $60 million and Colorado Mountain development properties of $88 million, $138 million for Desert Mountain and $31 million for other land development properties.

(5) Total assets by segment are inclusive of investments in unconsolidated companies.

(6) Includes non-income producing land held for investment or development of $80.8 million and U.S. Treasury and government sponsored agency securities of $177.6 million.

(7) Inclusive of Corporate bonds, credit facility, the $75 million Fleet Term Loan and Funding II defeasance.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ASSET ACQUISITIONS

OFFICE PROPERTIES

      During January and February 2004, in accordance with the original purchase contract, the Operating Partnership acquired an additional five Class A Office Properties and seven retail parcels located within Hughes Center in Las Vegas, Nevada from the Rouse Company. One of these Office Properties is owned through a joint venture in which the Operating Partnership acquired a 67% interest. The remaining four Office Properties are wholly-owned by the Operating Partnership. The Operating Partnership acquired these five Office Properties and seven retail parcels for approximately $175.3 million, funded by the Operating Partnership's assumption of approximately $85.4 million in mortgage loans and by a portion of the proceeds from the sale of the Operating Partnership's interests in The Woodlands on December 31, 2003. The Operating Partnership recorded the loans assumed at their fair value of approximately $93.2 million, which includes $7.8 million of premium. The five Office properties are included in the Operating Partnership's Office Segment.

      On March 31, 2004, the Operating Partnership acquired Dupont Centre, a 250,000 square foot Class A office property, located in the John Wayne Airport submarket of Irvine, California. The Operating Partnership acquired the Office Property for approximately $54.3 million, funded by a draw on the Operating Partnership's credit facility. This Office Property is wholly-owned and included in the Operating Partnership's Office Segment.

UNDEVELOPED LAND

      On March 1, 2004, in accordance with the agreement to acquire the Hughes Center Properties, the Operating Partnership completed the purchase of two tracts of undeveloped land in Hughes Center from the Rouse Company for $10.0 million. The purchase was funded by a $7.5 million loan from the Rouse Company and a draw on the Operating Partnership's credit facility.

5. DISCONTINUED OPERATIONS

      In accordance with SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of the assets sold or held for sale have been presented as "Income from discontinued operations," gain or loss on the assets sold or held for sale have been presented as "Loss on real estate from discontinued operations" and impairments on the assets sold or held for sale have been presented as "Impairment charges related to real estate assets from discontinued operations" in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.

ASSETS SOLD

      On March 23, 2004, the Operating Partnership completed the sale of the 1800 West Loop South Office Property in Houston, Texas. The sale generated net proceeds of approximately $28.2 million and a net gain of approximately $0.2 million. The Operating Partnership previously recorded an impairment charge of approximately $16.4 million, during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned.

      On March 31, 2004, the Operating Partnership sold its last remaining behavioral healthcare property. The sale generated net proceeds of approximately $2.0 million and a net loss of approximately $0.3 million.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASSETS HELD FOR SALE

OFFICE SEGMENT

      The following Office Properties are classified as held for sale as of March 31, 2004.

     PROPERTY                      LOCATION
------------------              ----------------
Liberty Plaza(1)                Dallas, Texas
12404 Park Central              Dallas, Texas
3333 Lee Parkway                Dallas, Texas
5050 Quorum(2)                  Dallas, Texas
Addison Tower(2)                Dallas, Texas
Ptarmigan Place(2)              Denver, Colorado

(1)   This property was sold on April 13, 2004.

(2) The Operating Partnership has entered into contracts to sell these properties. The sales are expected to close in the second quarter of 2004.

SUMMARY OF ASSETS HELD FOR SALE

      The following table indicates the major asset classes of the properties held for sale.

(in thousands)               MARCH 31, 2004(1)  DECEMBER 31, 2003(2)
--------------               -----------------  --------------------
Land                            $  10,320            $  15,291
Buildings and improvements        105,873              138,017
Accumulated depreciation          (23,558)             (29,754)
Other assets, net                   3,312                4,361
                                ---------            ---------
Net investment in real estate   $  95,947            $ 127,915
                                =========            =========

--------------------
(1)   Includes six Office Properties and other assets.

(2) Includes seven Office Properties, one behavioral healthcare property and other assets.

      The following tables present total revenues, operating and other expenses, depreciation and amortization, impairments of real estate assets and realized loss on sale of properties for the three months ended March 31, 2004 and 2003, for properties included in discontinued operations.

                                      FOR THE THREE MONTHS ENDED
                                              MARCH 31,
                                      --------------------------
(in thousands)                          2004               2003
--------------                        -------           --------
Total revenues                        $ 4,462           $ 9,367
Operating and other expenses           (3,280)           (4,271)
Depreciation and amortization            (478)           (2,630)
                                      -------           -------
Income from discontinued operations   $   704           $ 2,466
                                      =======           =======

                                                                                FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                --------------------------
(in thousands)                                                                   2004               2003
--------------                                                                  -------           --------
Impairment charges related to real estate assets from discontinued operations   $(2,351)          $(15,828)
                                                                                =======           ========

                                                           FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           --------------------------
(in thousands)                                             2004                 2003
--------------                                             ----                 -----
Loss on sale of real estate from discontinued operations   $(55)                $(339)
                                                           ====                 =====

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

      AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"), as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On March 2, 2004, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the deferred rent period to December 31, 2005, from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003, on March 7, 2003.

      Under terms of the leases, AmeriCold Logistics elected to defer $10.8 million of the total $38.9 million of rent payable for the three months ended March 31, 2004. The Operating Partnership's share of the deferred rent was $4.3 million. The Operating Partnership recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $4.3 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the three months ended March 31, 2004. As of March 31, 2004, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $93.2 million and $85.1 million, respectively, of which the Operating Partnership's portions were $37.3 million and $34.0 million, respectively.

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

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C.

      On January 20, 2004, VCQ purchased $6.1 million of trade receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from a $6.0 million contribution from its owners, of which approximately $2.4 million represented the Operating Partnership's contribution for the purchase of the trade receivables. The receivables were collected during the first quarter of 2004. On March 29, 2004, VCQ purchased an additional $4.1 million of receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of the trade receivables previously purchased. The remaining $2.0 million was distributed to its owners, of which $0.8 million was received by the Operating Partnership on April 1, 2004.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INVESTMENTS IN UNCONSOLIDATED COMPANIES

      The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and investments as of March 31, 2004.

                                                                                                   OPERATING PARTNERSHIP'S
                                                                                                         OWNERSHIP
                       ENTITY                                       CLASSIFICATION                  AS OF MARCH 31, 2004
----------------------------------------------------    --------------------------------------     -----------------------
Main Street Partners, L.P.                              Office (Bank One Center-Dallas)                  50.0% (1)
Crescent Miami Center, L.L.C.                           Office (Miami Center - Miami)                    40.0% (2)
Crescent Five Post Oak Park L.P.                        Office (Five Post Oak - Houston)                 30.0% (3)
Crescent One BriarLake Plaza, L.P.                      Office (BriarLake Plaza - Houston)               30.0% (4)
Crescent 5 Houston Center, L.P.                         Office (5 Houston Center-Houston)                25.0% (5)
Austin PT BK One Tower Office Limited Partnership       Office (Bank One Tower-Austin)                   20.0% (6)
Houston PT Three Westlake Office Limited Partnership    Office (Three Westlake Park - Houston)           20.0% (6)
Houston PT Four Westlake Office Limited Partnership     Office (Four Westlake Park-Houston)              20.0% (6)
Vornado Crescent Carthage and KC Quarry, L.L.C.         Temperature-Controlled Logistics                 56.0% (7)
Vornado Crescent Portland Partnership                   Temperature-Controlled Logistics                 40.0% (8)
Blue River Land Company, L.L.C.                         Other                                            50.0% (9)
Canyon Ranch Las Vegas, L.L.C.                          Other                                            50.0% (10)
EW Deer Valley, L.L.C.                                  Other                                            41.7% (11)
CR License, L.L.C.                                      Other                                            30.0% (12)
CR License II, L.L.C.                                   Other                                            30.0% (13)
SunTx Fulcrum Fund, L.P.                                Other                                            23.5% (14)
SunTx Capital Partners, L.P.                            Other                                            14.4% (15)
G2 Opportunity Fund, L.P. ("G2")                        Other                                            12.5% (16)

--------------------
(1) The remaining 50% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, L.L.C. is owned by an affiliate of a fund managed by JP Morgan Fleming Asset Management, Inc.

(3) The remaining 70% interest in Crescent Five Post Oak Park, L.P. is owned by an affiliate of General Electric Pension Fund Trust.

(4) The remaining 70% interest in Crescent One BriarLake Plaza, L.P. is owned by affiliates of JP Morgan Fleming Asset Management, Inc.

(5) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Fleming Asset Management, Inc.

(6) The remaining 80% interest in each of Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund Trust.

(7) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

(8) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

(9) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Operating Partnership.

(10) Of the remaining 50% interest in Canyon Ranch Las Vegas, L.L.C., 35% is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties and 15% is owned by the Operating Partnership through its investment in CR License II, L.L.C.

(11) The remaining 58.3% interest in EW Deer Valley, L.L.C. is owned by parties unrelated to the Operating Partnership. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C.

(12) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(13) The remaining 70% interest in CR License II, L.L.C is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(14) SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. Of the remaining 76.5% of SunTx Fulcrum Fund, L.P., 37.1% is owned by SunTx Capital Partners, L.P. and the remaining 39.4% is owned by a group of individuals unrelated to the Operating Partnership.

(15) The remaining 85.6% interest in SunTx Capital Partners, L.P. is owned by parties unrelated to the Operating Partnership.

(16) G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest in G2 is owned by Goff-Moore Strategic Partners, L.P. ("GMSPLP") and by parties unrelated to the Operating Partnership. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation ("GMACCM"). The ownership structure of GMSLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. The remaining approximately 2% general partnership interest is owned by unrelated parties.

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

      Balance Sheets as of March 31, 2004:

            - Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

            - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ; and

            - Other - This includes Manalapan Hotel Partners, L.L.C., Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

      Balance Sheets as of December 31, 2003:

            - Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

            - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ; and

            - Other - This includes Manalapan Hotel Partners, L.L.C., Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2.

      Summary Statements of Operations for the three months ended March 31, 2004:

            - Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

            - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ; and

            - Other - This includes the Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

      Summary Statements of Operations for the three months ended March 31, 2003:

            - Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C, Crescent Five Post Oak Park L.P. and Woodlands CPC;

            - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

            - Other - This includes Manalapan Hotel Partners, L.L.C., the Woodlands Land Development Company, L.P., Blue River Land Company, L.L.C., CR License, L.L.C., CR License II, L.L.C., the Woodlands Operating Company and Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS:

                                                   AS OF MARCH 31, 2004
                                      ----------------------------------------------
                                                 TEMPERATURE-
                                                  CONTROLLED
(in thousands)                         OFFICE      LOGISTICS       OTHER     TOTAL
-----------------------------------   --------   --------------   -------   --------
Real estate, net                      $750,874   $    1,172,980
Cash                                    24,344           20,501
Other assets                            53,830          110,677
                                      --------   --------------
    Total assets                      $829,048   $    1,304,158
                                      ========   ==============

Notes payable                         $514,153   $      785,861
Notes payable to the Operating
Partnership                                  -                -
Other liabilities                       21,062            7,179
Equity                                 293,833          511,118
                                      --------   --------------
    Total liabilities and equity      $829,048   $    1,304,158
                                      ========   ==============

Operating Partnership's share of
    unconsolidated debt               $172,018   $      314,344   $ 2,357   $488,719
                                      ========   ==============   =======   ========

Operating Partnership's investments
    in unconsolidated companies       $102,555   $      212,392   $43,159   $358,106
                                      ========   ==============   =======   ========

BALANCE SHEETS:

                                                 AS OF DECEMBER 31, 2003
                                      ---------------------------------------------
                                                 TEMPERATURE-
                                                  CONTROLLED
(in thousands)                         OFFICE      LOGISTICS      OTHER     TOTAL
-----------------------------------   --------   -------------   -------   --------
Real estate, net                      $754,882   $   1,187,387
Cash                                    31,309          12,439
Other assets                            51,219          88,668
                                      --------   -------------
    Total assets                      $837,410   $   1,288,494
                                      ========   =============

Notes payable                         $515,047   $     548,776
Notes payable to the Operating
Partnership                                  -               -
Other liabilities                       29,746          11,084
Equity                                 292,617         728,634
                                      --------   -------------
    Total liabilities and equity      $837,410   $   1,288,494
                                      ========   =============

Operating Partnership's share of
    unconsolidated debt               $172,376   $     219,511   $ 2,495   $394,382
                                      ========   =============   =======   ========

Operating Partnership's investments
    in unconsolidated companies       $102,519   $     300,917   $40,538   $443,974
                                      ========   =============   =======   ========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY STATEMENTS OF OPERATIONS:

                                                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                  ---------------------------------------------
                                                            TEMPERATURE-
                                                             CONTROLLED
(in thousands)                                    OFFICE     LOGISTICS        OTHER(1)    TOTAL
-----------------------------------------------   -------   ------------      --------    -----
Total revenues                                    $26,893   $     30,433
Expenses:
    Operating expense                              11,247          6,072 (2)
    Interest expense                                6,305         12,512
    Depreciation and amortization                   5,551         14,610
    Other (income) expense                              -           (863)
                                                  -------   ------------
Total expenses                                    $23,103   $     32,331
                                                  -------   ------------
Net income, impairments and gain (loss) on real
    estate from discontinued operations           $ 3,790   $     (1,898)     $    (52)
                                                  =======   ============      ========

Operating Partnership's equity in net income
    (loss) of unconsolidated companies            $   942   $       (901)     $   (211)   $(170)
                                                  =======   ============      ========    =====

SUMMARY STATEMENTS OF OPERATIONS:

                                                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                  ----------------------------------------------
                                                            TEMPERATURE-
                                                             CONTROLLED
(in thousands)                                    OFFICE     LOGISTICS         OTHER(1)   TOTAL
-----------------------------------------------   -------   ------------       --------   ------
Total revenues                                    $34,373   $     34,032
Expenses:
    Operating expense                              14,708          6,008 (2)
    Interest expense                                6,194         10,244
    Depreciation and amortization                   7,865         14,643
    Other (income) expense                              -           (615)
                                                  -------   ------------
Total expenses                                    $28,767   $     30,280
                                                  -------   ------------

Net income, impairments and gain (loss) on real
    estate from discontinued operations           $ 5,606   $      3,752       $  3,351
                                                  =======   ============       ========

Operating Partnership's equity in net income
    (loss) of unconsolidated companies            $ 1,458   $      1,507       $    684   $3,649
                                                  =======   ============       ========   ======

--------------------
(1) The Operating Partnership sold its interest in The Woodlands Land Development Company, L.P. on December 31, 2003.

(2) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the total combined assets).

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNCONSOLIDATED DEBT ANALYSIS

      The following table shows, as of March 31, 2004, information about the Operating Partnership's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                                                  OPERATING
                                                                 PARTNERSHIP
                                                     BALANCE       SHARE OF     INTEREST
                                                 OUTSTANDING AT  BALANCE AT      RATE AT                             FIXED/VARIABLE
                                                    MARCH 31,     MARCH 31,      MARCH 31,                              SECURED/
DESCRIPTION                                           2004          2004           2004          MATURITY DATE         UNSECURED
---------------------------------------------    --------------  -----------  --------------  --------------------  ----------------
                                                 (in thousands)
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
  Vornado Crescent-Portland Partnership - 40%
   Operating Partnership
      Goldman Sachs (1)                          $      492,997  $   197,199      6.89%           5/11/2023         Fixed/Secured
      Morgan Stanley (2)                                253,957      101,583      4.04%            4/9/2009         Variable/Secured
      Various Capital Leases                             35,857       14,342  4.84 to 13.63%  6/1/2006 to 4/1/2017  Fixed/Secured
      Various Mortgage Notes                              3,050        1,220  7.00 to 12.88%  4/1/2004 to 4/1/2009  Fixed/Secured
                                                 --------------  -----------
                                                 $      785,861  $   314,344
                                                 --------------  -----------
OFFICE SEGMENT:
   Main Street Partners, L.P. - 50% Operating
      Partnership(3)(4)                          $      129,961  $    64,980      5.47%           12/1/2004         Variable/Secured
   Crescent 5 Houston Center, L.P. - 25%
      Operating Partnership                              90,000       22,500      5.00%           10/1/2008         Fixed/Secured
   Crescent Miami Center, LLC - 40% Operating
      Partnership                                        81,000       32,400      5.04%           9/25/2007         Fixed/Secured
   Crescent One BriarLake Plaza, L.P. - 30%
      Operating Partnership                              50,000       15,000      5.40%           11/1/2010         Fixed/Secured
   Houston PT Four Westlake Office Limited
      Partnership - 20% Operating Partnership            47,921        9,584      7.13%            8/1/2006         Fixed/Secured
   Crescent Five Post Oak Park, L.P. - 30%
      Operating Partnership                              45,000       13,500      4.82%            1/1/2008         Fixed/Secured
   Austin PT BK One Tower Office Limited
     Partnership - 20% Operating Partnership             37,272        7,454      7.13%            8/1/2006         Fixed/Secured
   Houston PT Three Westlake Office Limited
     Partnership - 20% Operating Partnership             33,000        6,600      5.61%            9/1/2007         Fixed/Secured
                                                 --------------  -----------
                                                 $      514,154  $   172,018
                                                 --------------  -----------
RESIDENTIAL SEGMENT:
  Blue River Land Company, L.L.C. - 50%
     Operating Partnership (5)                   $        4,714  $     2,357      4.10%           6/30/2004         Variable/Secured
                                                 --------------  -----------
TOTAL UNCONSOLIDATED DEBT                        $    1,304,729  $   488,719
                                                 ==============  ===========
FIXED RATE/WEIGHTED AVERAGE                                                       6.63%          13.8 years
VARIABLE RATE/WEIGHTED AVERAGE                                                    4.59%           3.3 years
                                                                              --------------  --------------------
TOTAL WEIGHTED AVERAGE                                                            5.93%          10.2 years
                                                                              ==============  ====================

--------------------
(1) URS Real Estate, L.P. and AmeriCold Real Estate, L.P., subsidiaries of the Temperature-Controlled Logistics Corporation, expect to repay this note on the Optional Prepayment Date of April 11, 2008. The overall weighted average maturity would be 3.98 years based on this date.

(2) On February 5, 2004, the Temperature-Controlled Logistics Corporation completed a mortgage financing with Morgan Stanley Mortgage Capital, Inc., secured by twenty-one of its owned and seven of its leased properties. The loan bears interest at LIBOR + 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually.

(3) Senior Note - Note A: $81.8 million at variable interest rate, LIBOR + 189 basis points, $4.8 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $24.1 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.3 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes amortized based on a 25-year schedule.

(4) The Operating Partnership and its joint venture partner obtained separate Letters of Credit to guarantee the repayment of up to $4.3 million each of principal of the Main Street Partners, L.P. loan.

(5) The variable rate loan has an interest rate of LIBOR + 300 basis points. A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides an unconditional guarantee of up to 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $4.7 million outstanding at March 31, 2004 and the guarantee was $3.3 million.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY

      The following is a summary of the Operating Partnership's debt financing at March 31, 2004:

                                                                                                                   MARCH 31, 2004
                                                                                                                   -------------
                                                                                                                   (in thousands)
SECURED DEBT

Bank of America Fund XII Term Loan due January 2006, bears interest at LIBOR plus 225 basis points
(at March 31, 2004, the interest rate was 3.35%), with a two-year interest-only term and a one-year extension
option, secured by the Funding XII Properties...................................................................   $     275,000

AEGON Partnership Note due July 2009, bears interest at 7.53% with monthly principal and interest payments
based on a 25-year amortization schedule, secured by the Funding III, IV and V Properties (Greenway Plaza)......         258,765

LaSalle Note I(1) due August 2027, bears interest at 7.83% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in August 2027, secured by the Funding I
Properties......................................................................................................         234,232

Deutsche Bank-CMBS Loan(2) due May 2004, bears interest at the 30-day LIBOR rate (with a floor of 3.50%) plus
234 basis points (at March 31, 2004, the interest rate was 5.84%), with a three-year interest-only term and
two one- year extension options, secured by the Funding X Properties and Spectrum Center........................         220,000

JP Morgan Mortgage Note(3) bears interest at 8.31% with monthly principal and interest payments based on a
25-year amortization schedule through maturity in October 2016, secured by the Houston Center mixed-use
Office Property Complex ........................................................................................         190,205

Fleet Fund I Term Loan due May 2005, bears interest at LIBOR plus 350 basis points (at March 31, 2004, the
interest rate was 4.63%), with a four-year interest-only term, secured by equity interests in Funding I.........         160,000

LaSalle Note II bears interest at 7.79% with monthly principal and interest payments based on a 25-year
amortization schedule through maturity in March 2006, secured by defeasance investments (4).....................         159,037

Fleet Term Loan due February 2007, bears interest at LIBOR rate plus 450 basis points (at March 31, 2004, the
Interest rate was 5.59%) with an interest only term, secured by excess cash flow distributions from Funding
III, Funding IV and Funding V...................................................................................          75,000

Cigna Note due June 2010, bears interest at 5.22% with an interest-only term, secured by the 707 17th Street
Office Property and the Denver Marriott City Center.............................................................          70,000

Mass Mutual Note(5) due August 2006, bears interest at 7.75% with principal and interest payments based on a
25-year amortization schedule, secured by the 3800 Hughes Parkway Office Property...............................          38,700

National Bank of Arizona Revolving Line of Credit(6) with maturities ranging from November 2004 to December
2005, bears interest ranging from 4.00% to 5.00%, secured by certain DMDC assets................................          36,668

Bank of America Note due May 2013, bears interest at 5.53% with an initial 2.5-year interest-only term
(through November 2005), followed by monthly principal and interest payments based on a 30-year amortization
schedule, secured by The Colonnade Office Property..............................................................          38,000

Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest
payments based on a 25-year amortization schedule, secured by the Datran Center Office Property.................          37,344

Allstate Note(5) due September 2010, bears interest at 6.65% with principal and interest payments based on a
25-year amortization schedule, secured by the 3993 Hughes Parkway Office Property...............................          26,058

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   MARCH 31, 2004
                                                                                                                   -------------
                                                                                                                   (in thousands)
SECURED DEBT (CONTINUED)

Northwestern Life Note due November 2008, bears interest at 4.94% with an interest-only term, secured by the
301 Congress Avenue Office Property.............................................................................          26,000

Metropolitan Life Note VI(5) due October 2009, bears interest at 7.71% with principal and interest payments
based on a 25-year amortization schedule, secured by the 3960 Hughes Parkway Office Property....................          24,629

Northwestern Life Note II(5) due July 2007, bears interest at 7.40% with monthly principal and interest
payments based on a 25-year amortization schedule, secured by the 3980 Howard Hughes Parkway Office Property....          10,595

Woodmen of the World Note due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through November 2006), followed by monthly principal and interest payments based on a 25-year
amortization schedule, secured by the Avallon IV Office Property................................................           8,500

FHI Finance Loan bears interest at LIBOR plus 450 basis points (at March 31, 2004, the interest rate was
5.60%), with an initial interest-only term until the Net Operating Income Hurdle Date(7), followed by monthly principal and interest payments based on a 20-year amortization schedule through maturity in September 2009,
secured by the Sonoma Mission Inn & Spa.........................................................................           7,993

Nomura Funding VI Note(8) due July 2020 bears interest at 10.07% with monthly principal and interest payments
based on a 25-year amortization schedule, secured by the Funding VI Property....................................           7,806

The Rouse Company Note due December 2005 bears interest at prime rate plus 100 basis points (at March 31,
2004, the interest rate was 5.00%) with an interest-only term, secured by undeveloped land in Hughes Center.....           7,500

Wells Fargo note due June 2004, bears interest at LIBOR rate plus 200 basis points (at March 31, 2004, the
interest rate was 3.13%), with an interest-only term, secured by 3770 Howard Hughes Parkway Office Property.....           4,774

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 2.9%
to 10.50% at March 31, 2004, with maturities ranging between July 2004 and February 2009, secured by various
CRDI and MVDC projects(9).......................................................................................          59,787

UNSECURED DEBT

2009 Notes bear interest at a fixed rate of 9.25% with a seven-year interest-only term, due April 2009 with a
call date of April 2006.........................................................................................         375,000

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due September 2007........         250,000

Credit Facility(10) interest only due May 2005, bears interest at LIBOR plus 212.5 basis points (at March 31,
2004, the interest rate was 3.38%)..............................................................................         169,000
                                                                                                                   -------------
       Total Notes Payable                                                                                         $   2,770,593
                                                                                                                   =============

--------------------
(1) In August 2007, the interest rate will increase, and the Operating Partnership is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal and thereafter against accrued excess interest, as defined. It is the Operating Partnership's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $221.7 million.

(2) This includes both a Deutsche Bank-CMBS note and a Fleet-Mezzanine note. The notes are due May 2004, and bear interest at the 30-day LIBOR rate plus a spread of (i) 164.7 basis points for the CMBS note (at March 31, 2004, the interest rate was 5.15%), and (ii) 600 basis points for the Mezzanine note (at March 31, 2004, the interest rate was 9.50%). The Fleet-Mezzanine note is secured by the Operating Partnership's interests in Funding X and Crescent Spectrum Center, L.P. and the Operating Partnership's interest in each of their general partners. The blended rate at March 31, 2004 for the two notes was 5.84%. Both notes have a LIBOR floor of 3.5%. The notes have three-year interest only terms and two one-year extension options. In April 2004, the Operating Partnership elected to exercise a one-year extension option.

(3) In October 2006, the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177.8 million.

(4) In December 2003 and January 2004, the Operating Partnership purchased a total of $179.6 million in U.S. Treasuries and government sponsored agency securities ("Defeasance Investments") to substitute as collateral for this loan. The cash flow from the defeasance investments (principal and interest) will match the total debt service payments of this loan.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) The Operating Partnership assumed these loans in connection with the Hughes Center acquisitions. The following table lists the premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at March 31, 2004 and the effective interest rate of the debt including the premium.

(dollars in thousands)
       Loan                     Premium     Effective Rate
-------------------------      --------     --------------
Mass Mutual Note               $  3,541          3.47%
Allstate Note                     1,673          5.19%
Metropolitan Life Note VI         2,293          5.68%
Northwestern Life Note II         1,038          3.80%
                               --------
     Total                     $  8,545
                               ========

The $8.5 million was recorded as an increase in the carrying amount of the underlying debt and is being amortized as a reduction of interest expense through maturity of the underlying debt.

(6) This facility is a $41.1 million line of credit secured by certain DMDC land and asset improvements ("revolving credit facility"), notes receivable ("warehouse facility") and additional land ("short-term facility"). The line restricts the revolving credit facility to a maximum outstanding amount of $28.0 million and is subject to certain borrowing base limitations and bears interest at prime (at March 31, 2004, the interest rate was 4.00%). The warehouse facility bears interest at prime plus 100 basis points (at March 31, 2004, the interest rate was 5.0%) and is limited to $10.0 million. The short-term facility bears interest from prime plus 50 basis points to prime plus 100 basis points (at March 31, 2004, the interest rates were 4.50% to 5.00%) and is limited to $3.1 million. The blended rate at March 31, 2004, for the revolving credit facility, the warehouse facility and the short-term facility was 4.30%.

(7) The Operating Partnership's joint venture partner, which owns a 19.9% interest in the Sonoma Mission Inn & Spa, has a commitment to fund $10.0 million of future renovations at the Sonoma Mission Inn & Spa through a mezzanine loan. The Net Operating Income Hurdle Date, as defined in the loan agreement, is the date as of which the Sonoma Mission Inn & Spa has achieved an aggregate Adjusted Net Operating Income, as defined in the loan agreement, of $12 million for a period of 12 consecutive calendar months.

(8) In July 2010, the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (July 2010) by making a final payment of approximately $6.1 million.

(9) Includes $14.8 million of fixed rate debt ranging from 2.9% to 10.5% and $45.0 million of variable rate debt ranging from 3.9% to 4.5%.

(10) The $400.0 million Credit Facility with Fleet is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage, minimum tangible net worth, and specific mix of office and hotel assets and average occupancy of Office Properties. At March 31, 2004, the maximum borrowing capacity under the credit facility was $400.0 million. The outstanding balance excludes letters of credit issued under the Operating Partnership's credit facility of $7.6 million which reduce the Operating Partnership's maximum borrowing capacity.

      The following table shows information about the Operating Partnership's consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or the Operating Partnership's anticipated payoff dates.

                                               WEIGHTED
                                 PERCENTAGE     AVERAGE     WEIGHTED AVERAGE
(in thousands)        BALANCE    OF DEBT(1)      RATE          MATURITY (2)
------------------   ----------  ----------    --------     ----------------
Fixed Rate Debt      $1,769,619      63.9%      7.88%           7.9 years
Variable Rate Debt    1,000,974      36.1       4.12            1.3 years
                     ----------     -----       ----        ----------------
Total Debt           $2,770,593     100.0%      6.61%(3)        4.9 years
                     ==========     =====       ====        ================

--------------------
(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $500.0 million of hedged variable rate debt, are 82% and 18%, respectively.

(2) Excludes effect of extension options on Bank of America Fund XII Term Loan and Deutsche Bank-CMBS loan and expected early payment of LaSalle Note I, JP Morgan Mortgage Note, or the Nomura Funding VI Note.

(3) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 6.70%.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Listed below are the aggregate principal payments by year required as of March 31, 2004 under indebtedness of the Operating Partnership. Scheduled principal installments and amounts due at maturity are included and are based on contractual maturities and do not include extension options.

                       SECURED      UNSECURED    UNSECURED DEBT
(in thousands)           DEBT         DEBT       LINE OF CREDIT       TOTAL(1)
-------------------   ----------    ---------    --------------    --------------
2004                  $  274,484    $       -    $            -    $      274,484
2005                     274,103            -           169,000           443,103
2006                     487,263            -                 -           487,263
2007                     109,932      250,000                 -           359,932
2008                      47,321            -                 -            47,321
Thereafter               783,490      375,000                 -         1,158,490
                      ----------    ---------    --------------    --------------
                      $1,976,593    $ 625,000    $      169,000    $    2,770,593
                      ==========    =========    ==============    ==============

--------------------
(1) Excludes effect of extension options on Bank of America Fund XII Term Loan and Deutsche Bank-CMBS loan and expected early payment of LaSalle Note I, JP Morgan Mortgage Note, or the Nomura Funding VI Note.

      The Operating Partnership is generally obligated by its debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under the Operating Partnership's loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for the Operating Partnership's secured debt, foreclosure on the Property securing the debt. In addition, a default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, 2007 bonds, 2009 bonds, the Bank of America Fund XII Term Loan, the Fleet Fund I Term Loan and the Fleet Term Loan after the notice and cure periods for the other indebtedness have passed. As of March 31, 2004, no event of default had occurred, and the Operating Partnership was in compliance with all of covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the three months ended March 31, 2004, there were no circumstances that required prepayment or increased collateral related to the Operating Partnership's existing debt.

DEFEASANCE OF LASALLE NOTE II

      In January 2004, the Operating Partnership released the remaining properties in Funding II by reducing the Fleet Fund I and II Term Loan by $104.2 million and purchasing an additional $170.0 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 1.76%. The Operating Partnership placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of the LaSalle Note II. The cash flow from the securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note II. The retirement of the Fleet loan and the purchase of the defeasance securities were funded through the $275 million Bank of America Fund XII Term Loan. The collateral for the Bank of America loan is 10 of the 11 properties previously in the Funding II collateral pool, which are now held in Funding XII. The Bank of America loan is structured to allow the Operating Partnership the flexibility to sell, joint venture or long-term finance these 10 assets over the next 36 months. The final Funding II property, Liberty Plaza, was moved to the Operating Partnership and subsequently sold in April 2004.

ADDITIONAL DEBT FINANCING

      In April 2004, the Operating Partnership entered into an agreement with Metropolitan Life Insurance Company for a $35.5 million loan secured by the Dupont Centre Office Property. The loan bears interest at a fixed rate of 4.31% with interest only payments until the loan matures in April 2011.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management, LLC, CREF X Holdings, L.P., CRE Management X, LLC); Spectrum Center (Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC), The BAC-Colonnade (CEI Colonnade Holdings,
LLC), and Crescent Finance Company.

9. CASH FLOW HEDGES

      The Operating Partnership uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of March 31, 2004, the Operating Partnership had four cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

      The following table shows information regarding the Operating Partnership's interest rate swaps designated as cash flow hedges during the three months ended March 31, 2004, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                  ADDITIONAL       CHANGE IN
                  NOTIONAL   MATURITY   REFERENCE    FAIR MARKET   INTEREST     UNREALIZED GAINS
EFFECTIVE DATE     AMOUNT      DATE       RATE          VALUE       EXPENSE     (LOSSES) IN OCI
--------------    --------   --------   ---------    ----------   ----------    ----------------
(in thousands)
   4/18/00        $100,000   4/18/04      6.76%      $     (268)  $    1,429         $ 1,427
   2/15/03         100,000   2/15/06      3.26%          (2,840)         543            (495)
   2/15/03         100,000   2/15/06      3.25%          (2,836)         543            (495)
   9/02/03         200,000   9/01/06      3.72%          (8,155)       1,322          (1,558)
                                                     ----------   ----------         -------
                                                     $  (14,099)  $    3,837         $(1,121)
                                                     ==========   ==========         =======

      In addition, two of the Operating Partnership's unconsolidated companies have cash flow hedge agreements, of which the Operating Partnership's portion of change in unrealized gains reflected in OCI was approximately $0.1 million for the three months ended March 31, 2004.

      The Operating Partnership has designated its four cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that re-prices closest to the reset dates of each cash flow hedge agreement. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in Accumulated Other Comprehensive Income. The effective portion that has been deferred in Accumulated Other Comprehensive Income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge in conformity with SFAS No. 133, as amended. The Operating Partnership had no ineffectiveness related to its cash flow hedges, resulting in no earnings impact due to ineffectiveness for the three months ended March 31, 2004.

INTEREST RATE CAP

      In March 2004, in connection with the Bank of America Fund XII Term Loan, the Operating Partnership entered into a LIBOR interest rate cap struck at 6.00% for a notional amount of approximately $206.3 million through August 31, 2004, $137.5 million from September 1, 2004 through February 28, 2005, and $68.8 million from March 1, 2005 through March 1, 2006. Simultaneously, the Operating Partnership sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Operating Partnership's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings as the changes occur. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to offset each other.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. COMMITMENTS

GUARANTEE COMMITMENTS

      The FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requiring a guarantor to disclose its guarantees. The Operating Partnership's guarantees in place as of March 31, 2004 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Operating Partnership to provide additional collateral to support the guarantees. The Operating Partnership has not recorded a liability associated with these guarantees as they were entered into prior to the adoption of FIN 45.

                                                                      GUARANTEED
                                                                        AMOUNT          MAXIMUM
                                                                    OUTSTANDING AT     GUARANTEED
DEBTOR                                                              MARCH 31, 2004       AMOUNT
                                                                    --------------     ----------
                                                                           (in thousands)
CRDI - Eagle Ranch Metropolitan District - Letter of Credit (1)        $ 7,583         $    7,583
Blue River Land Company, L.L.C.(2) (3)                                   3,300              6,300
Main Street Partners, L.P. - Letter of Credit (2) (4)                    4,250              4,250
                                                                       -------         ----------
Total Guarantees                                                       $15,133         $   18,133
                                                                       =======         ==========

--------------------
(1) The Operating Partnership provides a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2) See Note 7, "Investments in Unconsolidated Companies," for a description of the terms of this debt.

(3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $4.7 million outstanding at March 31, 2004 and the amount guaranteed was $3.3 million.

(4) The Operating Partnership and its joint venture partner each provide a $4.3 million letter of credit to guarantee repayment of up to $8.5 million of the loan to Main Street Partners, L.P.

COPI COMMITMENTS

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes the minority interest as of March 31, 2004 and December 31, 2003:

                                                                         MARCH 31,    DECEMBER 31,
(in thousands)                                                             2004          2003
--------------------------------------------------------------------     ---------    ------------
Development joint venture partners - Residential Development Segment     $  29,678      $ 31,305
Joint venture partners - Office Segment                                      8,869         8,790
Joint venture partners - Resort/Hotel Segment                                6,530         7,028
Other                                                                         (161)            -
                                                                         ---------      --------
                                                                         $  44,916      $ 47,123
                                                                         =========      ========

      The following table summarizes the minority interests' share of net loss for the three months ended March 31, 2004 and 2003:

                                                                         MARCH 31,      MARCH 31,
(in thousands)                                                             2004           2003
--------------------------------------------------------------------     ---------      ---------
Development joint venture partners - Residential Development Segment     $    (435)     $    880
Joint venture partners - Office Segment                                          2           (19)
Joint venture partners - Resort/Hotel Segment                                  497           349
Other                                                                           20             -
                                                                         ---------      --------
                                                                         $      84      $  1,210
                                                                         =========      ========

12. PARTNERS' CAPITAL

      Each Operating Partnership unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the three months ended March 31, 2004, there were 9,036 units exchanged for 18,072 common shares of the Company.

DISTRIBUTIONS

      The following table summarizes the distributions paid or declared to unitholders and preferred unitholders during the three months ended March 31, 2004 (dollars in thousands, except per unit amounts).

                               PER UNIT                                               ANNUAL
                               DIVIDEND/       TOTAL       RECORD       PAYMENT      DIVIDEND/
        SECURITY             DISTRIBUTION     AMOUNT        DATE         DATE       DISTRIBUTION
------------------------     ------------     -------     --------     --------     ------------
Units (1)                    $       0.75     $43,910     01/31/04     02/13/04     $       3.00
Units (1)                    $       0.75     $43,921     04/30/04     05/14/04     $       3.00
Series A Preferred Units     $      0.422     $ 5,991     01/31/04     02/13/04     $     1.6875
Series A Preferred Units     $      0.422     $ 5,991     04/30/04     05/14/04     $     1.6875
Series B Preferred Units     $      0.594     $ 2,019     01/31/04     02/13/04     $     2.3750
Series B Preferred Units     $      0.594     $ 2,019     04/30/04     05/14/04     $     2.3750

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      In connection with the January 2004 Series A Preferred Offering, the Operating Partnership issued additional Series A Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts, other offering costs and distributions accrued on the units up to the issuance date of approximately $71.0 million. The Operating Partnership used the net proceeds to pay down the Operating Partnership's credit facility.

13. INCOME TAXES

TAXABLE CONSOLIDATED ENTITIES

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of taxable consolidated entities for financial reporting purposes and the amounts used for income tax purposes. For the three months ended March 31, 2004, the taxable consolidated entities were comprised of the taxable REIT subsidiaries of the Operating Partnership.

      Income or losses of the Operating Partnership are allocated to the partners for inclusion in their respective income tax calculations. Accordingly, no provision or benefit for income taxes has been made other than for certain consolidated subsidiaries. The Operating Partnership consolidates certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the three months ended March 31, 2004 and 2003, the Operating Partnership's federal income tax benefit was $1.6 million and $2.5 million, respectively. The Operating Partnership's $1.6 million income tax benefit at March 31, 2004 consists primarily of $1.7 million for the Residential Development Segment and $0.9 million for the Resort/Hotel Segment partially offset by $0.4 million tax expense for the Office Segment and $0.6 million expense for other taxable REIT subsidiaries.

      The Operating Partnership's total net tax asset of approximately $21.3 million at March 31, 2004 includes $17.5 million of net deferred tax assets. SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. There was no change in the valuation allowance during the three months ended March 31, 2004.

14. RELATED PARTY TRANSACTIONS

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

      As of March 31, 2004, the Operating Partnership had approximately $38.0 million loan balances outstanding, inclusive of current interest accrued of approximately $0.2 million, to certain employees and trust managers of the Operating Partnership and the Company on a recourse basis pursuant to the Company's and the Operating Partnership's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company and units of the Operating Partnership pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans bear interest at a rate of 2.52% per year, payable quarterly, and mature on July 28, 2012 and may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.4 million of the $38.0 million total outstanding loans at March 31, 2004. No conditions exist at March 31, 2004 which would cause any of the loans to be in default. Effective July 29, 2002, the Operating Partnership ceased offering to employees and trust managers the option to obtain loans pursuant to the Company's and the Operating Partnership's stock and unit incentive plans.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER

      On June 28, 2002, the Operating Partnership purchased the home of an executive officer of the General Partner and the Company. In March 2004, the Operating Partnership entered into a contract to sell the home for approximately $1.8 million and expects to close on the sale in the second quarter of 2004. The Operating Partnership previously recorded an impairment charge of approximately $0.6 million, net of taxes, during the year ended December 31, 2003. The purchase was part of the officer's relocation agreement with the Operating Partnership.

15. COPI

      On February 14, 2002, the Operating Partnership and COPI entered into an agreement (the "Agreement") pursuant to which COPI and the Operating Partnership are jointly seeking to have a pre-packaged bankruptcy plan for COPI approved by the bankruptcy court. The Operating Partnership agreed to fund certain of COPI's costs, claims and expenses relating to the bankruptcy and related transactions. From February 14, 2002 through March 31, 2004, the Operating Partnership loaned to COPI, or paid directly on COPI's behalf, approximately $13.0 million to fund these costs, claims and expenses. The Operating Partnership also agreed to issue common shares of the Company with a dollar value of approximately $2.2 million to the COPI stockholders. In addition, the Operating Partnership agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest.

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

16. SUBSEQUENT EVENTS

ASSETS HELD FOR SALE

      Subsequent to March 31, 2004, one Office Property and two Resort/Hotel Properties were classified as held for sale in accordance with SFAS No. 144 as a result of management of the Operating Partnership committing to a plan to sell these Properties. The Properties, including the Albuquerque Plaza Office Property and the Hyatt Regency Albuquerque Resort/Hotel Property located in Albuquerque, New Mexico, and Denver Marriott City Center Resort/Hotel Property located in Denver, Colorado, are currently being marketed for sale and are anticipated to be sold during 2004. The following table indicates the carrying values at March 31, 2004 and December 31, 2003 of the major classes of assets of these Properties.

                                                                         MARCH 31,    DECEMBER 31,
(in thousands)                                                             2004           2003
-------------------------------                                          ---------    ------------
Land                                                                     $     101      $    101
Buildings and improvements                                                 119,906       119,922
Furniture, Fixtures & Equipment                                             19,269        18,664
Accumulated depreciation                                                   (37,730)      (36,042)
Other assets, net                                                            2,104         2,155
                                                                         ---------      --------
Net investment in real estate                                            $ 103,650      $104,800
                                                                         =========      ========

ASSET DISPOSITIONS

      On April 13, 2004, the Operating Partnership completed the sale of the Liberty Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $10.8 million and a net loss of approximately $0.2 million. The Operating Partnership previously recorded an impairment charge of approximately $4.3 million, during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements........................................................    33

Overview..........................................................................    34

Recent Developments...............................................................    35

Results of Operations
    Three months ended March 31, 2004 and 2003....................................    37

Liquidity and Capital Resources
    Cash Flows for the three months ended March 31, 2004..........................    40

Equity and Debt Financing.........................................................    45

Unconsolidated Investments........................................................    49

Significant Accounting Policies...................................................    50

Funds from Operations Available to Partners.......................................    53

                           FORWARD-LOOKING STATEMENTS

      You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1,"Financial Statements," of this document and the more detailed information contained in the Operating Partnership's Form 10-K for the year ended December 31, 2003. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section have the meanings given to them in the notes to the consolidated financial statements in Item 1, "Financial Statements."

      This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe," "expect," "anticipate" and "may."

      Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Operating Partnership's actual results could differ materially from those described in the forward-looking statements.

      The following factors might cause such a difference:

   - The Operating Partnership's ability, at its office properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which continue to be adversely affected by existing real estate conditions (including vacancy rates in particular markets, decreased rental rates and competition from other properties) or by general economic downturns;

   - The continuation of relatively high vacancy rates and reduced rental rates in the Operating Partnership's office portfolio as a result of conditions within the Operating Partnership's principal markets;

   - Adverse changes in the financial condition of existing tenants, in particular El Paso Energy and its affiliates which comprise 4.6% of the Company's annualized office revenues;

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

   - The inability of the Company to complete the distribution to its unitholders and shareholders of the Company of the shares of a new entity to purchase the AmeriCold Logistics tenant interest from COPI;

   - The concentration of a significant percentage of the Operating Partnership's assets in Texas;

   - The existence of complex regulations relating to the Company's status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT; and

   - Other risks detailed from time to time in the Operating Partnership's and the Company's filings with the Securities and Exchange Commission.

      Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Operating Partnership is not obligated to update these forward-looking statements to reflect any future events or circumstances.

                                    OVERVIEW

      The Operating Partnership divides its assets and operations into four investment segments: Office, Resort/Hotel, Residential Development and Temperature-Controlled Logistics. The primary business of the Operating Partnership is its Office Segment, which consisted of 77 Office Properties as of March 31, 2004.

OFFICE SEGMENT

      The following table shows the performance factors used by management to assess the operating performance of the Office Segment.

                                                                                               2004                     2003
                                                                                             ---------                ---------
Economic Occupancy (at March 31 and December 31)                                                  84.4%(1)                 84.0%(1)
Leased Occupancy (at March 31 and December 31)                                                    86.0%(2)                 86.4%(2)
In-Place Weighted Average Full-Service Rental Rate (at March 31 and December 31)                $23.20                   $22.63
Tenant Improvement and Leasing Costs per Sq. Ft. per year (three months ended March 31)         $ 2.93                   $ 3.16
Average Lease Term (three months ended March 31)                                             6.8 years                7.0 years
Same-Store NOI (Decline) (three months ended March 31 )                                           (3.6%)(3)               (10.1%)(4)
Same-Store Average Occupancy (three months ended March 31)                                        85.8%(5)                 86.0%(5)

----------------------

(1) Excluding held for sale properties, economic occupancy is 86.4% and 86.1% at March 31, 2004 and December 31, 2003, respectively.

(2) Excluding held for sale properties, leased occupancy is 88.0% and 88.5% at March 31, 2004 and December 31, 2003, respectively.

(3) Same-store NOI (net operating income) represents office property net income excluding depreciation, amortization, interest expense and non-recurring items such as lease termination fees for Office Properties, excluding properties held for sale, owned for the entirety of the comparable periods.

(4) Includes held for sale properties.

(5) Excludes held for sale properties.

      The Operating Partnership continues to expect that 2004 will be a year of stabilization in the Office Segment rather than meaningful growth, with projected average and year end occupancy remaining relatively flat compared to 2003. Tenant improvement and leasing costs in 2004 are expected to be in line with 2003. Same-store NOI is expected to decline by 3% to 6% in 2004, which is a lower rate of decline than that experienced in 2003.

      The Operating Partnership's tenant base continues to be diversified, with the top five tenants accounting for approximately 11% of total Office Segment rental revenues for the three months ended March 31, 2004. The loss of one or more of the Operating Partnership's major tenants, in particular El Paso Energy and its affiliates, which comprise 4.6% of the Operating Partnership's annualized Office Segment revenues, would have a temporary adverse effect on the Operating Partnership's financial condition and results of operations until the Operating Partnership is able to re-lease the space previously leased to these tenants.

RESORT/HOTEL SEGMENT

      The following table shows the performance factors used by management to assess the operating performance of the Resort/Hotel Segment.

                                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------------------------------------------
                                                                                                                REVENUE
                                                                   AVERAGE                 AVERAGE                PER
                                                                  OCCUPANCY                 DAILY              AVAILABLE
                                                                     RATE                   RATE            ROOM/GUEST NIGHT
                                                             --------------------    -------------------   -------------------
                                                               2004        2003        2004       2003       2004       2003
                                                             --------    --------    --------   --------   --------   --------
Upscale Business Class Hotels                                   67%         75%      $    116   $    117   $     77   $     88
Luxury and Destination Fitness Resorts                          69          71            553        534        371        370
Total/Weighted Average for Resort/Hotel Properties              68%         73%      $    282   $    267   $    189   $    194

      Decreases in occupancy at the Operating Partnership's upscale business class hotels are primarily attributable to increased competition in the convention business causing major cities to compete for conventions that have historically gone to secondary markets. The occupancy decrease at the Operating Partnership's luxury and destination fitness resorts is partially driven by decreased occupancy at Sonoma Mission Inn as a result of the renovation of 97 rooms which were taken out of service in November 2003. Completion of the renovation is expected in the second and third quarters of 2004. The

Operating Partnership anticipates minimal change in occupancy and a modest increase in room rates in 2004 at the Resort/Hotel Properties as the economy and the travel industry continue to recover.

RESIDENTIAL DEVELOPMENT SEGMENT

      The following tables show the performance factors used by management to assess the operating performance of the Residential Development Segment. Information is provided for the Desert Mountain Residential Development Property and the CRDI Residential Development Properties, which represent the Operating Partnership's significant investments in this Segment as of March 31, 2004.

Desert Mountain


                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                           -------------------------------------
                                                 2004                 2003
                                           ----------------     ----------------
Residential Lot Sales                                    16                   13
Average Sales Price per Lot (1)            $        948,000     $        695,000

----------------------

(1) Includes equity golf membership

      Desert Mountain is in the latter stages of development and has primarily its premier lots remaining in inventory. A slight decline in lot sales, combined with higher average sales prices in 2004 compared to 2003, is expected to result in improved results in 2004.

CRDI

                                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                           -------------------------------------
                                                                                 2004                 2003
                                                                           ----------------     ----------------
Residential Lot Sales                                                                    27                    8
Residential Unit Sales                                                                    7                   15
Residential Timeshare Units                                                               1                    2
Average Sales Price per Residential Lot                                    $        212,000     $         30,000
Average Sales Price per Residential Unit                                   $      1,006,000     $      1,038,000
Average Sales Price per Residential Equivalent Timeshare Unit              $      1,405,000     $      1,367,000

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

SIGNIFICANT TRANSACTIONS

      During the first quarter of 2004 and December 2003, the Operating Partnership completed the following significant transactions:

   - Disposition of the Operating Partnership's interests in The Woodlands Land Development Company, L.P., through which the Operating Partnership owned its interest in The Woodlands Residential Development Property, in Woodlands Office Equities - '95 Limited Partnership, through which the Operating Partnership owned four office properties, in The Woodlands Commercial Properties, L.P., and in The Woodlands Operating Company, L.P. in December 2003;

   - Acquisition of seven Office Properties and nine retail parcels located in Hughes Center in Las Vegas, Nevada in December 2003, January and February 2004 and acquisition of Dupont Centre in Irvine, California in March 2004;

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

      These transactions generated net cash proceeds to the Operating Partnership, including expected refinancings, in excess of $260 million. The Operating Partnership expects to reinvest these cash proceeds primarily in long term investments throughout 2004. Additionally, the Operating Partnership expects to continue to market for sale its remaining non-income producing land valued in excess of $100 million. The Operating Partnership also intends to continue to evaluate all assets in its portfolio in light of changing real estate market valuations and other conditions and to implement joint ventures for existing properties as appropriate in order to capitalize on such valuations and conditions to raise additional capital, retain interests in the properties, and earn management and leasing fees from the ventures.

                               RECENT DEVELOPMENTS

ASSET ACQUISITIONS

OFFICE PROPERTIES

      During January and February 2004, in accordance with the original purchase contract, the Operating Partnership acquired an additional five Class A Office Properties and seven retail parcels located within Hughes Center in Las Vegas, Nevada from the Rouse Company. One of these Office Properties is owned through a joint venture in which the Operating Partnership owns a 67% interest. The remaining four Office Properties are wholly-owned by the Operating Partnership. The Operating Partnership acquired these five Office Properties and seven retail parcels for approximately $175.3 million, funded by the Operating Partnership's assumption of approximately $85.4 million in mortgage loans and by a portion of the proceeds from the sale of the Operating Partnership's interests in The Woodlands on December 31, 2003.

      On March 31, 2004, the Operating Partnership acquired Dupont Centre, a 250,000 square foot Class A office property, located in the John Wayne Airport submarket of Irvine, California. The Operating Partnership acquired the Office Property for approximately $54.3 million, funded by a draw on the Operating Partnership's credit facility. This Office Property is wholly-owned and included in the Operating Partnership's Office Segment.

UNDEVELOPED LAND

      On March 1, 2004, in accordance with the agreement to acquire the Hughes Center Properties, the Operating Partnership completed the purchase of two tracts of undeveloped land in Hughes Center from the Rouse Company for $10.0 million. The purchase was funded by a $7.5 million loan from the Rouse Company and a draw on the Operating Partnership's credit facility.

ASSET DISPOSITIONS

      On March 23, 2004, the Operating Partnership completed the sale of the 1800 West Loop South Office Property in Houston, Texas. The sale generated net proceeds of approximately $28.2 million and a net gain of approximately $0.2 million. The Operating Partnership previously recorded an impairment charge of approximately $16.4 million during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned.

      On March 31, 2004, the Operating Partnership sold its last remaining behavioral healthcare property. The sale generated net proceeds of approximately $2.0 million and a net loss of approximately $0.3 million.

      On April 13, 2004, the Operating Partnership completed the sale of the Liberty Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $10.8 million and a net loss of approximately $0.2 million. The Operating Partnership previously recorded an impairment charge of approximately $4.3 million during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned.

                              RESULTS OF OPERATIONS

      The following table shows the Operating Partnership's variance in dollars between the three months ended March 31, 2004 and 2003.

                                                                                    TOTAL VARIANCE IN
                                                                                     DOLLARS BETWEEN
                                                                                     THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                    -----------------
                                                                                      (in millions)
                                                                                      2004 AND 2003
                                                                                    -----------------
REVENUE:
  Office Property                                                                   $             2.7
  Resort/Hotel Property                                                                          (2.3)
  Residential Development Property                                                                4.0
                                                                                    -----------------
     TOTAL PROPERTY REVENUE                                                                       4.4
                                                                                    -----------------

EXPENSE:
  Office Property real estate taxes                                                               0.0
  Office Property operating expenses                                                              1.3
  Resort/Hotel Property expense                                                                  (0.4)
  Residential Development Property expense                                                       (0.9)
                                                                                    -----------------
     TOTAL PROPERTY EXPENSE                                                                       0.0
                                                                                    -----------------
INCOME FROM PROPERTY OPERATIONS                                                                   4.4
                                                                                    -----------------

OTHER INCOME (EXPENSE):
  Gain on joint venture of properties, net                                                       (0.1)
  Interest and other income                                                                       1.3
  Corporate general and administrative                                                           (0.9)
  Interest expense                                                                               (1.8)
  Amortization of deferred financing costs                                                       (1.3)
  Extinguishment of debt                                                                         (1.9)
  Depreciation and amortization                                                                  (4.4)
  Impairment charges related to real estate assets                                                1.2
  Other expenses                                                                                  0.1
  Equity in net income (loss) of unconsolidated companies:
     Office Properties                                                                           (0.5)
     Resort/Hotel Properties                                                                     (1.0)
     Residential Development Properties                                                          (0.9)
     Temperature-Controlled Logistics Properties                                                 (2.4)
     Other                                                                                        1.0
                                                                                    -----------------
     TOTAL OTHER INCOME (EXPENSE)                                                               (11.6)
                                                                                    -----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   MINORITY INTERESTS AND INCOME TAXES                                                           (7.2)

  Minority interests                                                                             (1.1)
  Income tax benefit                                                                             (1.0)
                                                                                    -----------------

INCOME BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                                    (9.3)

  Income (loss) from discontinued operations                                                     (1.8)
  Impairment charges related to real estate assets from discontinued operations                  13.5
  Loss (gain)  on real estate from discontinued operations                                        0.3
  Cumulative effect of a change in accounting principle                                          (0.4)
                                                                                    -----------------

NET INCOME (LOSS)                                                                                 2.3

  Series A Preferred Unit distributions                                                          (1.2)
  Series B Preferred Unit distributions                                                             -
                                                                                    -----------------

NET (LOSS) INCOME AVAILABLE TO PARTNERS                                             $             1.1
                                                                                    =================

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003

PROPERTY REVENUES

      Total property revenues increased $4.4 million, or 1.9%, to $232.5 million for the three months ended March 31, 2004, as compared to $228.1 million for the three months ended March 31, 2003. The primary components of the increase in total property revenues are discussed below.

   - Office Property revenues increased $2.7 million, or 2.2%, to $123.5 million, primarily due to:

            - an increase of $8.8 million from the acquisitions of The Colonnade in August 2003, the Hughes Center Properties in December 2003, January and February 2004, and Dupont Centre in March 2004;

            - an increase of $1.0 million primarily resulting from third party management services and related direct expense reimbursements; partially offset by

            - a decrease of $5.9 million from the 54 consolidated Office Properties (excluding 2003 and 2004 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, primarily due to a decrease in both rental revenue and operating expense recoveries resulting from a 0.2 point decline in same-store average occupancy (from 86.0% to 85.8%), base year rollover of significant tenants, and a decline in net parking revenues; and

            -     a decrease of $0.8 million in net lease termination fees.

   - Residential Development Property revenues increased $4.0 million, or 9.2%, to $47.7 million, primarily due to:

            - an increase of $8.0 million primarily due to increased lot sales of 3 lots (from 13 to 16) and $0.2 million increased average sales price (from $0.7 million to $0.9 million) at DMDC;

            - an increase of $1.6 million in restaurant and golf revenues at CRDI and DMDC; partially offset by

            - a decrease of $5.3 million in CRDI revenues related to product mix in lots and units available for sale in 2004 versus 2003.

   - Resort/Hotel Property revenues decreased $2.3 million, or 3.6%, to $61.4 million, primarily due to:

            - a decrease of $1.5 million from the Business Class Hotels related to a 13% decrease in revenue per available room (from $88 to $77), due primarily to an 8 percentage point decrease in occupancy (from 75% to 67%) and a 1% decrease in average daily rate (from $117 to $116); and

            - a decrease of $0.5 million from the Business Class Hotels in revenues related to ancillary services, including parking and telephone revenue.

PROPERTY EXPENSES

      Total property expenses were $148.8 million for the three months ended March 31, 2004 and March 31, 2003. The primary components of the variances in property expenses are discussed below.

   - Office Property expenses increased $1.3 million, or 2.3%, to $58.9 million, primarily due to:

            - an increase of $2.7 million from the acquisition of The Colonnade in August 2003, the Hughes Center Properties in December 2003, January and February 2004 and Dupont Centre in March 2004; and

            - an increase of $0.2 million related to the cost of providing third party management services to joint venture properties, which is offset by increased third party fee income and direct expense reimbursements; partially offset by

            - a decrease of $1.1 million from the 54 consolidated Office Properties (excluding 2003 and 2004 acquisitions and properties held for sale) that the company owned or had an interest in, primarily due to:

                        - $2.2 million decrease in building repairs and maintenance; and

                        - $1.0 million decrease in property taxes and insurance; partially offset by

                        -     $1.3 million increase in utilities expense; and

                        - $0.5 million increase in nonrecoverable leasing costs.

   - Residential Development Property expenses decreased $0.9 million, or 2.2%, to $40.6 million, primarily due to:

            - a decrease of $6.1 million primarily due to a reduction in cost of sales related to product mix in lots and units available for sale in 2004 versus 2003 at Crescent Resort Development, Inc.; partially offset by

            - an increase of $3.4 million in Desert Mountain Development Corporation cost of sales due to increased lot sales compared to 2003;

            - an increase of $1.4 million in marketing expenses at certain Crescent Resort Development, Inc. projects; and

            - an increase of $0.8 million in club operating expenses at Crescent Resort Development, Inc.

OTHER INCOME/EXPENSE

      Total other expenses increased $11.6 million, or 13.7%, to $96.0 million for the three months ended March 31, 2004, compared to $84.4 million for the three months ended March 31, 2003. The primary components of the increase in total other expenses are discussed below.

      OTHER INCOME

      Other income decreased $2.6 million, or 50.0%, to $2.6 million for the three months ended March 31, 2004, as compared to $5.2 million for the three months ended March 31, 2003. The primary components of the decrease in other income are discussed below.

   - Interest and other income increased $1.3 million primarily due to $0.8 million of interest on U.S. Treasury and government sponsored agency securities purchased in December 2003 and January 2004 related to debt defeasance and $0.2 million of dividends received on other marketable securities.

   - Equity in net income of unconsolidated companies decreased $3.8 million, or 105.6%, to a $0.2 million loss, primarily due to;

      - a decrease of $2.4 million in Temperature-Controlled Logistics Properties equity in net income primarily due to a decrease in rental revenues net of deferred rent and an increase in interest expense primarily attributable to the $254.4 million financing with Morgan Stanley Mortgage Capital;

      - a decrease of $1.0 million in Resort/Hotel Properties equity in net income primarily due to net income recorded in 2003 for the Operating Partnership's interest in the Ritz-Carlton Hotel Property which was sold in November 2003; and

      - a decrease of $0.9 million in Residential Development Properties equity in net income primarily due to net income recorded in 2003 for the Operating Partnership's interests in the entities through which the Operating Partnership held its interests in The Woodlands, which were sold in December 2003.

      OTHER EXPENSES

      Other expenses increased $9.0 million, or 10.0%, to $98.6 million for the three months ended March 31, 2004, as compared to $89.6 million for the three months ended March 31, 2003. The primary components of the decrease in other expenses are discussed below.

   - Depreciation expense increased $4.4 million, or 12.0%, to $41.0 million, primarily due to:

            - $3.2 million increase in Office Property depreciation expense, primarily attributable to:

                        - $2.6 million from the acquisitions of The Colonnade in August 2003 and the Hughes Center Properties in December 2003 and January and February 2004; and

                        - $0.6 million due to an increase in building improvements;

            - $0.7 million increase in Resort/Hotel Property depreciation expense; and

            - $0.4 million increase in Residential Development Property depreciation expense.

   - Extinguishment of debt increased $1.9 million due to the write off of deferred financing costs associated with reduction of the Fleet Fund I and II Term Loan funded by a portion of the proceeds from the $275 million secured loan with Bank of America and Deutsche Bank in January 2004.

   - Interest expense increased $1.8 million, or 4.2%, to $45.0 million due to an increase of approximately $401 million in the weighted average debt balance, partially offset by a 74 percentage point decrease in the weighted average interest rate (from 7.4% to 6.7%) primarily due to the refinancing and new financings of fixed rate debt at lower interest rates and the termination of $400 million in cash flow hedges, which were replaced with $400 million of cash flow hedges resulting in a 3.1 percentage point reduction in strike prices (from 6.6% to 3.5%).

   - Amortization of deferred financing costs increased $1.3 million, or 54.2%, to $3.7 million primarily due to the addition of $6.2 million in deferred financing costs related to debt restructuring and refinancing associated with the $275 million secured loan with Bank of America and Deutsche Bank in January 2004.

   - Corporate general and administrative expense increased $0.8 million, or 13.6%, to $6.9 million primarily due to salary merit increases, cost increases of employee benefits and restricted stock compensation recorded in 2004.

   - Impairment charges decreased $1.2 million primarily due to $1.2 million impairment of the North Dallas Athletic Club in the first quarter 2003.

DISCONTINUED OPERATIONS

      Loss from discontinued operations on assets sold and held for sale decreased $12.0 million, or 87.6%, to a loss of $1.7 million, primarily due to:

            - a decrease of $15.0 million due to the impairment of the 1800 West Loop South Office Property in 2003; partially offset by

            - an increase of $1.8 million due to the reduction of net income associated with properties held for sale in 2004 compared to 2003; and

            - an increase of $1.6 million due to an aggregate $2.4 million impairment on three office properties in 2004 compared to a $0.8 million impairment on one behavioral healthcare property in 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                                               FOR THE THREE
                                                                                MONTHS ENDED
             (in millions)                                                     MARCH 31, 2004
----------------------------------------------                                 --------------
Cash used in Operating Activities                                              $         (0.7)
Cash used in Investing Activities                                                      (135.4)
Cash provided by Financing Activities                                                   122.5
                                                                               --------------
Decrease in Cash and Cash Equivalents                                          $        (13.6)
Cash and Cash Equivalents, Beginning of Period                                           74.9
                                                                               --------------
Cash and Cash Equivalents, End of Period                                       $         61.3
                                                                               ==============

OPERATING ACTIVITIES

      The Operating Partnership's cash used in operating activities of $0.7 million is attributable to Property operations.

INVESTING ACTIVITIES

      The Operating Partnership's cash used in investing activities of $135.4 million is primarily attributable to:

            - $167.9 million for investment in U.S. Treasuries and government sponsored agency securities in connection with the defeasance of LaSalle Note II;

            - $146.1 million for the acquisition of investment properties, primarily due to the acquisition of Hughes Center and Dupont Centre Office Properties;

            - $24.2 million for revenue and non-revenue enhancing tenant improvement and leasing costs for Office Properties;

            - $10.3 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

            - $5.8 million for development of amenities at the Residential Development Properties;

            - $2.4 million of additional investment in Temperature-Controlled Logistics Properties;

            -     $1.2 million for development of investment properties;

            - $0.6 million of additional investment in unconsolidated Residential Development Properties; and

            -     $0.2 million resulting from a decrease in notes receivable.

            The cash used in investing activities is partially offset by:

            - $101.4 million decrease in restricted cash, due primarily to decreased escrow deposits for the purchase of the Hughes Center Office Properties in January and February 2004;

            - $90.0 million from return of investment in Temperature-Controlled Logistics Properties due to the $254.4 million of additional financing at the Temperature-Controlled Logistics Corporation;

            - $30.7 million of proceeds from property sales, primarily due to the sale of the 1800 West Loop South Office Property;

            - $0.6 million from return of investment in unconsolidated Resort/Hotel Properties; and

            - $0.3 million from return of investment in unconsolidated Office Properties.

FINANCING ACTIVITIES

      The Operating Partnership's cash provided by financing activities of $122.5 million is primarily attributable to:

            - $280.0 million of proceeds from other borrowings, primarily as a result of the new Bank of America Fund XII Term Loan;

            - $141.5 million of proceeds from borrowings under the Operating Partnership's credit facility;

            - $71.0 million of net proceeds from issuance of Series A Preferred Units; and

            - $15.9 million of proceeds from borrowings for construction costs for infrastructure development at the Residential Development Properties.

            The cash provided by financing activities is partially offset by:

            - $211.5 million of payments under the Operating Partnership's credit facility;

            - $109.0 million of payments under other borrowings, due primarily to the pay down of the Fleet Fund I Term Loan;

            -     $43.9 million of distributions to unitholders;

            -     $8.0 million of distributions to preferred unitholders;

            - $7.4 million of Residential Development Property note payments;

            -     $4.3 million of debt financing costs; and

            - $1.8 million of net capital distributions to joint venture partners and the operating partner.

LIQUIDITY REQUIREMENTS

DEBT FINANCING SUMMARY

      The following tables show summary information about the Operating Partnership's debt, including its share of unconsolidated debt, as of March 31, 2004. Additional information about the significant terms of the Operating Partnership's debt financing arrangements and its unconsolidated debt is contained in Note 8, "Notes Payable and Borrowings under Credit Facility" and
Note 7, "Investments in Unconsolidated Companies," of Item 1, "Financial Statements."

                                 TOTAL           SHARE OF
                               OPERATING      UNCONSOLIDATED
(in thousands)              PARTNERSHIP DEBT       DEBT            TOTAL
------------------          ----------------  --------------    ------------
Fixed Rate Debt               $  1,769,619     $    319,799     $  2,089,418
Variable Rate Debt               1,000,974          168,920        1,169,894
                              ------------     ------------     ------------
Total Debt                    $  2,770,593     $    488,719     $  3,259,312
                              ============     ============     ============

      Listed below are the aggregate principal payments by year required as of March 31, 2004. Scheduled principal installments and amounts due at maturity are included.

                                                            UNSECURED           TOTAL
                                                              DEBT            OPERATING         SHARE OF
                           SECURED          UNSECURED        LINE OF         PARTNERSHIP    UNCONSOLIDATED
(in thousands)               DEBT              DEBT           CREDIT             DEBT            DEBT           TOTAL(1)
--------------           ------------     ------------     ------------     ------------    --------------    ------------
2004                     $    274,484     $          -     $          -     $    274,484     $     74,602     $    349,086
2005                          274,103                -          169,000          443,103            8,544          451,647
2006                          487,263                -                -          487,263           25,311          512,574
2007                          109,932          250,000                -          359,932           48,180          408,112
2008                           47,321                -                -           47,321           44,604           91,925
Thereafter                    783,490          375,000                -        1,158,490          287,478        1,445,968
                         ------------     ------------     ------------     ------------    --------------    ------------
                         $  1,976,593     $    625,000     $    169,000     $  2,770,593     $    488,719     $  3,259,312
                         ============     ============     ============     ============     ============     ============

----------------------

(1) Excludes effect of extension options on Bank of America Fund XII Term Loan and Deutsche Bank-CMBS loan and expected early payment of LaSalle Note I, JP Morgan Mortgage Note, or the Nomura Funding VI Note.

OFF-BALANCE SHEET ARRANGEMENTS - GUARANTEE COMMITMENTS

      The FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requiring a guarantor to disclose its guarantees. The Operating Partnership's guarantees in place as of March 31, 2004 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Operating Partnership to provide additional collateral to support the guarantees. The Operating Partnership has not recorded a liability associated with these guarantees as they were entered into prior to the adoption of FIN 45.

                                                                                      GUARANTEED
                                                                                         AMOUNT             MAXIMUM
                                                                                      OUTSTANDING         GUARANTEED
                                                                                   AT MARCH 31, 2004        AMOUNT
                                                                                   -----------------      ----------
DEBTOR                                                                                      (in thousands)
CRDI - Eagle Ranch Metropolitan District - Letter of Credit(1)                     $           7,583      $    7,583
Blue River Land Company, L.L.C.(2)(3)                                                          3,300           6,300
Main Street Partners, L.P. - Letter of Credit(2)(4)                                            4,250           4,250
                                                                                   -----------------      ----------
Total Guarantees                                                                   $          15,133      $   18,133
                                                                                   =================      ==========

----------------------

(1) The Operating Partnership provides a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2) See Note 7, "Investments in Unconsolidated Companies," for a description of the terms of this debt.

(3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $4.7 million outstanding at March 31, 2004 and the amount guaranteed was $3.3 million.

(4) The Operating Partnership and its joint venture partner each provide a $4.3 million letter of credit to guarantee repayment of up to $8.5 million of the loan to Main Street Partners, L.P.

CAPITAL EXPENDITURES

      As of March 31, 2004, the Operating Partnership had unfunded capital expenditures of approximately $44.2 million relating to capital investments that are not in the ordinary course of operations of the Operating Partnership's business segments. The table below specifies the Operating Partnership's requirements for capital expenditures and its amounts funded as of March 31, 2004, and amounts remaining to be funded (future fundings classified between short-term and long-term capital requirements):

                                                                                                     CAPITAL EXPENDITURES
                                                                                                ------------------------------
                                                      TOTAL          AMOUNT        AMOUNT       SHORT-TERM
                                                     PROJECT      FUNDED AS OF    REMAINING      (NEXT 12         LONG-TERM
(in millions)     PROJECT                            COST (1)    MARCH 31, 2004    TO FUND       MONTHS)(2)    (12+ MONTHS)(2)
------------------------------------------         ------------  --------------  ------------   ------------   ---------------
OFFICE SEGMENT
    Acquired Properties(3)                         $        2.8   $       (2.5)  $        0.3   $        0.3   $             -
    Houston Center Shops Redevelopment(4)                  11.6           (8.5)           3.1            3.1                 -

RESIDENTIAL DEVELOPMENT SEGMENT
     Tahoe Mountain Club(5)                                47.5          (33.4)          14.1           14.1                 -

RESORT/HOTEL SEGMENT
     Canyon Ranch - Tucson Land-                                                                                              -
               Construction Loan(6)                         2.4           (0.7)           1.7            1.2               0.5
     Sonoma Mission Inn - Rooms remodel                    11.7           (9.5)           2.2            2.2                 -

OTHER
      SunTx(7)                                             19.0          (11.7)           7.3            4.0               3.3
      Crescent Spinco(8)                                   15.5              -           15.5           15.5                 -
                                                   ------------   ------------   ------------   ------------   ---------------
TOTAL                                              $      110.5   $      (66.3)  $       44.2   $       40.4   $           3.8
                                                   ============   ============   ============   ============   ===============

----------------------

(1) All amounts are approximate.

(2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.

(3) The capital expenditures reflect the Operating Partnership's ownership percentage of 30% for Five Post Oak Park Office Property.

(4) Located within the Houston Center Office Property complex.

(5) As of March 31, 2004, the Operating Partnership had invested $33.4 million in Tahoe Mountain Club, which includes the acquisition of land and development of a golf course and retail amenities. During 2004, the Operating Partnership is developing a swim and fitness facility, clubhouse, and completing the golf course.

(6) The Operating Partnership has a $2.4 million construction loan with the purchaser of the land, which will be secured by 9 developed lots and a $0.4 million letter of credit.

(7) This commitment is related to the Operating Partnership's investment in a private equity fund and its general partner. The commitment is based on cash contributions and distributions and does not consider equity gains or losses.

(8) The Operating Partnership expects to form and capitalize Crescent Spinco, which will be a separate entity to be owned by the Company's shareholders and the Operating Partnership's unitholders, and to cause the new entity to commit to acquire COPI's entire membership interest in AmeriCold Logistics.

      The Operating Partnership has also entered into agreements with Ritz-Carlton Hotel Company, L.L.C. to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas with development to commence upon reaching an acceptable level of pre-sales for the residences. The development plans include a Ritz-Carlton with approximately 216 hotel rooms and 70 residences. Construction on the development is anticipated to begin in the first quarter of 2005.

LIQUIDITY OUTLOOK

      The Operating Partnership expects to fund its short-term capital requirements of approximately $40.4 million through a combination of net cash flow from operations and borrowings under the Operating Partnership's credit facility or additional debt facilities. As of March 31, 2004, the Operating Partnership had maturing debt obligations of $285.1 million through March 31, 2005. The Operating Partnership plans to meet these maturing obligations through electing the extension option on the Deutsche Bank-CMBS loan and cash flow from operations of the Residential Development Properties.

      The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, principal and interest payment requirements, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (such as property improvements, tenant improvements and leasing costs), distributions to unitholders, and unfunded expenses related to the COPI bankruptcy, primarily through cash flow provided by operating activities. The Operating Partnership expects to fund the remainder of these short-term liquidity requirements with borrowings under the Operating Partnership's credit facility, return of capital from Residential Development Properties, proceeds from the sale of non-core investments or the joint venture of Properties, and borrowings under additional debt facilities.

      The Operating Partnership's long-term liquidity requirements as of March 31, 2004, consist primarily of debt maturities after March 31, 2005, which totaled approximately $2.5 billion. The Operating Partnership also has $3.8 million of long-term capital expenditure requirements. The Operating Partnership expects to meet these long-term liquidity requirements primarily through refinancing maturing debt with long-term secured and unsecured debt and through other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties.

      Debt and equity financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include:

   - Additional proceeds from the Operating Partnership's Credit Facility under which the Operating Partnership had up to $223.4 million of borrowing capacity available as of March 31, 2004;

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

      The following factors could limit the Operating Partnership's ability to utilize these financing alternatives:

   - The reduction in the operating results of the Properties supporting the Operating Partnership's Credit Facility to a level that would reduce the availability of funds under the Credit Facility;

   - A reduction in the operating results of the Properties could limit the Operating Partnership's ability to refinance existing secured and unsecured debt, or extend maturity dates or could result in an uncured or unwaived event of default;

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

      The Operating Partnership's portion of unconsolidated debt maturing through March 31, 2005 is $76.6 million. The Operating Partnership's portion of unconsolidated debt maturing after March 31, 2005 is $412.1 million. Unconsolidated debt is the liability of the unconsolidated entity, is typically secured by that entity's property, and is non-recourse to the Operating Partnership except where a guarantee exists.

                            EQUITY AND DEBT FINANCING

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

      In connection with the January 2004 Series A Preferred Offering, the Operating Partnership issued additional Series A Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts, offering costs and distributions accrued on the units up to the issuance date, of approximately $71.0 million. The Operating Partnership used the net proceeds to pay down the Operating Partnership's credit facility.

DEBT FINANCING ARRANGEMENTS

               The significant terms of the Operating Partnership's primary debt financing arrangements existing as of March 31, 2004, are shown below:

                                                                          BALANCE         INTEREST
                                                                        OUTSTANDING        RATE AT
                                                             MAXIMUM    AT MARCH 31,      MARCH 31,             MATURITY
                   DESCRIPTION(1)                           BORROWINGS    2004              2004                  DATE
----------------------------------------------------------  ----------  -----------    --------------      -----------------
SECURED FIXED RATE DEBT:                                     (dollars in thousands)
   AEGON Partnership Note (Greenway Plaza)                  $  258,765  $  258,765         7.53      %     July 2009
   LaSalle Note I (Fund I)                                     234,232     234,232         7.83            August 2027
   JP Morgan Mortgage Note (Houston Center)                    190,205     190,205         8.31            October 2016
   LaSalle Note II (Fund II Defeasance)(2)                     159,037     159,037         7.79            March 2006
   Cigna Note (707 17th Street/Denver Marriot)                  70,000      70,000         5.22            June 2010
   Mass Mutual Note (3800 Hughes)(3)                            38,700      38,700         7.75            August 2006
   Bank of America Note (Colonnade)                             38,000      38,000         5.53            May 2013
   Metropolitan Life Note V (Datran Center)                     37,344      37,344         8.49            December 2005
   Allstate Note (3993 Hughes)(3)                               26,058      26,058         6.65            September 2010
   Northwestern Life Note (301 Congress)                        26,000      26,000         4.94            November 2008
   Metropolitan Life Note VI (3960 Hughes)(3)                   24,629      24,629         7.71            October 2009
   Northwestern Life II (3980 Hughes)(3)                        10,595      10,595         7.40            July 2007
   Woodmen of the World Note (Avallon IV)                        8,500       8,500         8.20            April 2009
   Nomura Funding VI Note (Canyon Ranch - Lenox)                 7,806       7,806        10.07            July 2020
   Construction, Acquisition and other obligations
      for various CRDI and Mira Vista projects                  14,748      14,748     2.90 to 10.50       July 04 to Feb 09
                                                            ----------  ----------     -------------
           Subtotal/Weighted Average                        $1,144,619  $1,144,619         7.51      %
                                                            ----------  ----------     -------------
UNSECURED FIXED RATE DEBT:
   The 2009 Notes                                           $  375,000  $  375,000         9.25      %     April 2009
   The 2007 Notes                                              250,000     250,000         7.50            September 2007
                                                            ----------  ----------     -------------
           Subtotal/Weighted Average                        $  625,000  $  625,000         8.55      %
                                                            ----------  ----------     -------------
SECURED VARIABLE RATE DEBT:
   Bank of America Fund XII Term Loan (Fund XII)(4)         $  275,000  $  275,000         3.35      %     January 2006
   Deutsche Bank-CMBS Loan (Fund X/Spectrum)(5)                220,000     220,000         5.84            May 2004
   Fleet Fund I Term Loan (Fund I)                             160,000     160,000         4.63            May 2005
   Fleet Term Loan (Distributions from Fund III, IV and V)      75,000      75,000         5.59            February 2007
   National Bank of Arizona  (Desert Mountain)                  41,094      36,668     4.00 to 5.00        Nov 04 to Dec 05
   FHI Finance Loan (Sonoma Mission Inn)                        10,000       7,993         5.60            September 2009
   The Rouse Company (Hughes Center undeveloped land)            7,500       7,500         5.00            December 2005
   Wells Fargo Bank (3770 Hughes)                                4,774       4,774         3.13            June 2004
   Construction, Acquisition and other obligations
      for various CRDI and Mira Vista projects                 100,069      45,039     3.85 to 4.50        July 04 to Sep 08
                                                            ----------  ----------     -------------
           Subtotal/Weighted Average                        $  893,437  $  831,974         4.46      %
                                                            ----------  ----------     -------------

UNSECURED VARIABLE RATE DEBT:
   Credit Facility                                          $  400,000  $  169,000(6)      3.38      %     May 2005
                                                            ----------  ----------     -------------
           Subtotal/Weighted Average                        $  400,000  $  169,000         3.38      %
                                                            ----------  ----------     -------------

           TOTAL/WEIGHTED AVERAGE                           $3,063,056  $2,770,593         6.61      %(7)
                                                            ==========  ==========     =============

AVERAGE REMAINING TERM                                                                                     4.9 years

----------------------

(1) For more information regarding the terms of the Operating Partnership's debt financing arrangements, including properties securing the Operating Partnership's secured debt and the method of calculation of the interest rate for the Operating Partnership's variable rate debt, see Note 8, "Notes Payable and Borrowings under the Credit Facility," included in Item 1, "Financial Statements."

(2) In December 2003, the Operating Partnership defeased approximately $8.7 million of this loan to release one of the Funding II Properties securing the loan by purchasing $9.6 million in U.S. Treasuries and government sponsored agency securities to substitute as collateral. On January 15, 2004, the Operating Partnership defeased approximately $150.7 million to release the remainder of the Funding II properties by purchasing $170.0 million in U.S. Treasuries and government sponsored agency securities. The earnings and principal maturity from these investments will pay the principal and interest associated with the LaSalle Note II.

(3) Includes a portion of total premiums of $8.5 million reflecting market value of debt acquired with purchase of Hughes Center portfolio.

(4) This loan has one one-year extension option.

(5) On April 9, 2004, the Operating Partnership elected the extension option on this facility to extend the maturity to May 2005. The facility has one remaining extension option.

(6) The outstanding balance excludes letters of credit issued under the credit facility of $7.6 million.

(7) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 6.70%.

      The Operating Partnership is generally obligated by its debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. The financial covenants to which the Operating Partnership is subject include, among others, leverage ratios, debt service coverage ratios and limitations on total indebtedness. The affirmative covenants to which the Operating Partnership is subject under its debt agreements include, among others, provisions requiring the Operating Partnership to comply with all laws relating to operation of any Properties securing the debt, maintain those Properties in good repair and working order, maintain adequate insurance and provide timely financial information. The negative covenants under the Operating Partnership's debt agreements generally restrict the Operating Partnership's ability to transfer or pledge assets or incur additional debt at a subsidiary level, limit the Operating Partnership's ability to engage in transactions with affiliates and place conditions on the Operating Partnership's or a subsidiary's ability to make distributions.

      Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under the Operating Partnership's loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for the Operating Partnership's secured debt, foreclosure on the Property securing the debt, and could cause the credit facility to become unavailable to the Operating Partnership. In addition, an event of default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the Credit Facility, 2007 bonds, 2009 bonds, Bank of America Fund XII Term Loan, the Fleet Fund I Term Loan and the Fleet Term Loan after the notice and cure periods for the other indebtedness have passed. As a result, any uncured or unwaived event of default could have an adverse effect on the Operating Partnership's business, financial condition, or liquidity.

      The Operating Partnership's debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the three months ended March 31, 2004, there were no circumstances that required prepayment penalties or increased collateral related to the Operating Partnership's existing debt.

DEFEASANCE OF LASALLE NOTE II

      In January 2004, the Operating Partnership released the remaining properties in Funding II by reducing the Fleet Fund I and II Term Loan by $104.2 million and purchasing an additional $170.0 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 1.76%. The Operating Partnership placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of the LaSalle Note II. The cash flow from the securities is structured to match the cash flow (principal and interest payments) required under the La Salle Note II. The retirement of the Fleet loan and the purchase of the defeasance securities were funded through the $275 million Bank of America Fund XII Term Loan. The collateral for the Bank of America loan is 10 of the 11 properties previously in the Funding II collateral pool, which are now held in Funding XII. The Bank of America loan is structured to allow the Operating Partnership the flexibility to sell, joint venture or long-term finance these 10 assets over the next 36 months. The final Funding II property, Liberty Plaza, was moved to the Operating Partnership and subsequently sold in April 2004.

ADDITIONAL DEBT FINANCING

      In April 2004, the Operating Partnership entered into an agreement with Metropolitan Life Insurance Company for a $35.5 million loan secured by the Dupont Centre Office Property. The loan bears interest at a fixed rate of 4.31% with interest only payments until the loan matures in April 2011.

UNCONSOLIDATED DEBT ARRANGEMENTS

      As of March 31, 2004, the total debt of the unconsolidated joint ventures and equity investments in which the Operating Partnership has ownership interests was $1.3 billion, of which the Operating Partnership's share was $488.7 million. The Operating Partnership had guaranteed $4.3 million of this debt as of March 31, 2004. Additional information relating to the Operating Partnership's unconsolidated debt financing arrangements is contained in Note 7, "Investments in Unconsolidated Companies," of Item 1, "Financial Statements."

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Operating Partnership uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of March 31, 2004, the Operating Partnership had four cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

      The following table shows information regarding the Operating Partnership's cash flow hedge agreements during the three months ended March 31, 2004, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                          CHANGE IN
                    NOTIONAL  MATURITY  REFERENCE  FAIR MARKET   ADDITIONAL INTEREST   UNREALIZED GAINS
EFFECTIVE DATE       AMOUNT     DATE       RATE       VALUE            EXPENSE          (LOSSES) IN OCI
--------------      --------  --------  ---------  -----------   -------------------   ----------------
(in thousands)
4/18/00             $100,000  4/18/04     6.76%    $      (268)  $             1,429   $          1,427
2/15/03              100,000  2/15/06     3.26%         (2,840)                  543               (495)
2/15/03              100,000  2/15/06     3.25%         (2,836)                  543               (495)
9/02/03              200,000  9/01/06     3.72%         (8,155)                1,322             (1,558)
                                                   -----------   -------------------   ----------------
                                                   $   (14,099)  $             3,837   $         (1,121)
                                                   ===========   ===================   ================

      In addition, two of the Operating Partnership's unconsolidated companies have cash flow hedge agreements of which the Operating Partnership's portion of change in unrealized gains reflected in OCI was approximately $0.1 million for the three months ended March 31, 2004.

INTEREST RATE CAP

      In March 2004, in connection with the Bank of America Fund XII Term Loan, the Operating Partnership entered into a LIBOR interest rate cap struck at 6.00% for a notional amount of approximately $206.3 million through August 31, 2004, $137.5 million from September 1, 2004 through February 28, 2005, and $68.8 million from March 1, 2005 through March 1, 2006. Simultaneously, the Operating Partnership sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Operating Partnership's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings as the changes occur. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to offset each other.

                           UNCONSOLIDATED INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED COMPANIES

      The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and investments as of March 31, 2004.

                                                                                              OPERATING PARTNERSHIP'S
                                                                                                     OWNERSHIP
                      ENTITY                                      CLASSIFICATION                AS OF MARCH 31, 2004
----------------------------------------------------  --------------------------------------  -----------------------
Main Street Partners, L.P.                            Office (Bank One Center-Dallas)                 50.0%(1)
Crescent Miami Center, L.L.C.                         Office (Miami Center - Miami)                   40.0%(2)
Crescent Five Post Oak Park L.P.                      Office (Five Post Oak - Houston)                30.0%(3)
Crescent One BriarLake Plaza, L.P.                    Office (BriarLake Plaza - Houston)              30.0%(4)
Crescent 5 Houston Center, L.P.                       Office (5 Houston Center-Houston)               25.0%(5)
Austin PT BK One Tower Office Limited Partnership     Office (Bank One Tower-Austin)                  20.0%(6)
Houston PT Three Westlake Office Limited Partnership  Office (Three Westlake Park - Houston)          20.0%(6)
Houston PT Four Westlake Office Limited Partnership   Office (Four Westlake Park-Houston)             20.0%(6)
Vornado Crescent Carthage and KC Quarry, L.L.C.       Temperature-Controlled Logistics                56.0%(7)
Vornado Crescent Portland Partnership                 Temperature-Controlled Logistics                40.0%(8)
Blue River Land Company, L.L.C.                       Other                                           50.0%(9)
Canyon Ranch Las Vegas, L.L.C.                        Other                                           50.0%(10)
EW Deer Valley, L.L.C.                                Other                                           41.7%(11)
CR License, L.L.C.                                    Other                                           30.0%(12)
CR License II, L.L.C.                                 Other                                           30.0%(13)
SunTx Fulcrum Fund, L.P.                              Other                                           23.5%(14)
SunTx Capital Partners, L.P.                          Other                                           14.4%(15)
G2 Opportunity Fund, L.P. ("G2")                      Other                                           12.5%(16)

----------------------------

(1) The remaining 50% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, L.L.C. is owned by an affiliate of a fund managed by JP Morgan Fleming Asset Management, Inc.

(3) The remaining 70% interest in Crescent Five Post Oak Park, L.P. is owned by an affiliate of General Electric Pension Fund Trust.

(4) The remaining 70% interest in Crescent One BriarLake Plaza, L.P. is owned by affiliates of JP Morgan Fleming Asset Management, Inc.

(5) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Fleming Asset Management, Inc.

(6) The remaining 80% interest in each of Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund Trust.

(7) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

(8) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

(9) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Operating Partnership.

(10) Of the remaining 50% interest in Canyon Ranch Las Vegas, L.L.C., 35% is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties and 15% is owned by the Operating Partnership through its investments in CR License II, L.L.C.

(11) The remaining 58.3% interest in EW Deer Valley, L.L.C. is owned by parties unrelated to the Operating Partnership. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C.

(12) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties.

(13) The remaining 70% interest in CR License II, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's ResortHotel Properties.

(14) SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. Of the remaining 76.5% of SunTx Fulcrum Fund, 37.1% is owned by SunTx Capital Partners, L.P. and the remaining 39.4% is owned by a group of individuals unrelated to the Operating Partnership.

(15) The remaining 81.9% interest in SunTx Capital Partners, L.P. is owned by parties unrelated to the Operating Partnership.

(16) G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest in G2 is owned by Goff-Moore Strategic Partners, L.P. ("GMSPLP") and by parties unrelated to the Operating Partnership. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation ("GMACCM"). The ownership structure of GMSLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner. The remaining approximately 2% general partnership interest is owned by unrelated parties.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

      AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"), as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On March 2, 2004, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the deferred rent period to December 31, 2005, from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003, on March 7, 2003.

      Under terms of the leases, AmeriCold Logistics elected to defer $10.8 million of the total $38.9 million of rent payable for the three months ended March 31, 2004. The Operating Partnership's share of the deferred rent was $4.3 million. The Operating Partnership recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $4.3 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the three months ended March 31, 2004. As of March 31, 2004, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $93.2 million and $85.1 million, respectively, of which the Operating Partnership's portions were $37.3 million and $34.0 million, respectively.

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

      Should a tenant terminate its lease, the unamortized portion of the in-place lease value and the customer relationship value and above-market and below-market in-place lease values would be charged to expense.

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

ADOPTION OF NEW ACCOUNTING STANDARDS

      FASB INTERPRETATION 46. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), as amended, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Under FIN 46, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs for financial periods ending after March 15, 2004, except for Special Purpose Entities which had to be consolidated by December 31, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of other entities such as VIEs. FIN 46 requires VIEs to be consolidated by a company if the company is subject to a majority of the expected losses of the VIE's activities or entitled to receive a majority of the entity's expected residual returns or both.

      The adoption of FIN 46 did not have a material impact on the Operating Partnership's financial condition or results of operations. Due to the adoption of this Interpretation and management's assumptions in application of the guidelines stated in the Interpretation, the Operating Partnership has consolidated GDW LLC, a subsidiary of DMDC, as of December 31, 2003 and Elijah Fulcrum Fund Partners, L.P. as of January 1, 2004. Elijah is a limited partnership whose purpose is to invest in the SunTx Fulcrum Fund, L.P. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. While it was determined that one of the Operating Partnership's unconsolidated joint ventures, Main Street Partners, L.P., its investments the Canyon Ranch
Entities are VIEs under FIN 46, the Operating Partnership is not the primary beneficiary and is not required to consolidate these entities under other GAAP. The Operating Partnership's maximum exposure to loss is limited to its equity investment of approximately $53.3 million in Main Street Partners, L.P. and $5.1 million in the Canyon Ranch Entities at March 31, 2004.

      Further, in connection with the Hughes Center acquisition, the Operating Partnership entered into an exchange agreement with a third party intermediary for six of the Office Properties and the nine retail parcels. This agreement is for a maximum term of 180 days and allows the Operating Partnership to pursue favorable tax treatment on other properties sold by the Operating Partnership within this period. During the 180-day period, which will end on June 28, 2004, the third party intermediary is the legal owner of the properties, although the Operating Partnership controls the properties, retains all of the economic benefits and risks associated with these properties and indemnifies the third party intermediary and, therefore, the Operating Partnership is fully consolidating these properties. On the expiration of the 180-day period, the Operating Partnership will take legal ownership of the properties.

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

      The Operating Partnership calculates FFO-diluted in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Partners.

      The National Association of Real Estate Investment Trusts ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO-diluted and FFO appropriate measures of performance for an operating partnership of an equity REIT and for its investment segments. However, FFO-diluted and FFO should not be considered alternatives to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance.

      The aggregate cash distributions paid to partners for the three months ended March 31, 2004 and 2003 were each $43.9 million. The Operating Partnership reported FFO before impairments charges related to real estate assets-diluted of $27.5 million and $41.4 million, for the three months ended March 31, 2004 and 2003, respectively. The Operating Partnership reported FFO after impairments charges related to real estate assets-diluted of $25.2 million and $24.4 million, for the three months ended March 31, 2004 and 2003, respectively.

      An increase or decrease in FFO-diluted does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 90% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO-diluted will generally require an increase in distributions to unitholders although not necessarily on a proportionate basis.

      Accordingly, the Operating Partnership believes that to facilitate a clear understanding of the consolidated historical operating results of the Operating Partnership, FFO-diluted should be considered in conjunction with the Operating Partnership's net income and cash flows reported in the consolidated financial statements and notes to the financial statements. However, the Operating Partnership's measure of FFO-diluted may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

CONSOLIDATED STATEMENTS OF FUNDS FROM OPERATIONS

(in thousands)

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          2004               2003
                                                                                     --------------     --------------
Net loss                                                                             $      (12,765)    $      (15,050)
Adjustments to reconcile net loss to
      funds from operations before impairment
      charges related to real estate assets-diluted:
Depreciation and amortization of real estate assets                                          38,041             36,301
Loss on property sales, net                                                                      56                226
Impairment charges related to real estate assets and assets
    held for sale                                                                             2,351             17,028
Adjustment for investments in unconsolidated companies:
      Office Properties                                                                       2,408              2,822
      Resort/Hotel Properties                                                                     -                394
      Residential Development Properties                                                       (577)               739
      Temperature-Controlled Logistics Properties                                             5,795              5,510
      Other                                                                                       -                 22
Series A Preferred Unit distributions                                                        (5,751)            (4,556)
Series B Preferred Unit distributions                                                        (2,019)            (2,019)
                                                                                     --------------     --------------
Funds from operations before impairment charges related to
      real estate assets-diluted                                                     $       27,539     $       41,417
Impairment charges related to real estate assets                                             (2,351)           (17,028)
                                                                                     --------------     --------------
Funds from operations after impairment charges related to
      real estate assets-diluted                                                     $       25,188     $       24,389
                                                                                     ==============     ==============

Investment Segments:
      Office Properties                                                              $       67,972     $       71,935
      Resort/Hotel Properties                                                                13,030             15,631
      Residential Development Properties                                                      6,174              5,288
      Temperature-Controlled Logistics Properties                                             4,894              7,017
Other:
      Corporate general and administrative                                                   (6,917)            (6,090)
      Interest expense                                                                      (45,008)           (43,233)
      Series A Preferred Unit distributions                                                  (5,751)            (4,556)
      Series B Preferred Unit distributions                                                  (2,019)            (2,019)
      Other(1)                                                                               (4,836)            (2,556)
                                                                                     --------------     --------------
Funds from operations before impairment charges related to
      real estate assets-diluted                                                     $       27,539     $       41,417
Impairment charges related to real estate assets                                             (2,351)           (17,028)
                                                                                     --------------     --------------
Funds from operations after impairment charges related to
      real estate assets-diluted                                                     $       25,188     $       24,389
                                                                                     ==============     ==============

Basic weighted average units                                                                 58,363             58,485
Diluted weighted average units(2)                                                            58,640             58,487

----------------------

(1) Includes interest and other income, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

(2) See calculations for the amounts presented in the reconciliation following this table.

      The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                           FOR THE THREE MONTHS ENDED
                                                    MARCH 31,
(units in thousands)                         2004               2003
--------------------                    --------------     --------------
Basic weighted average units:               58,363             58,485
Add: Unit options                              277                  2
                                            ------             ------
Diluted weighted average units              58,640             58,487
                                            ======             ======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes in the Operating Partnership's market risk occurred from December 31, 2003 through March 31, 2004. Information regarding the Operating Partnership's market risk at December 31, 2003 is contained in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      The Operating Partnership and Crescent Finance Company maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Operating Partnership's and Crescent Finance Company's reports under the Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Operating Partnership's and Crescent Finance Company's management, including the Chief Executive Officer and Chief Financial Officer of the General Partner and Crescent Finance Company, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of March 31, 2004, the Operating Partnership and Crescent Finance Company carried out an evaluation, under the supervision and with the participation of the Operating Partnership's and Crescent Finance Company's management, including the Chief Executive Officer and Chief Financial Officer of the General Partner and Crescent Finance Company, of the effectiveness of the design and operation of the Operating Partnership's and Crescent Finance Company's disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of the General Partner and Crescent Finance Company concluded that the Operating Partnership's and Crescent Finance Company's disclosure controls and procedures were effective at the reasonable assurance level.

      During the three months ended March 31, 2004, there was no change in the Operating Partnership's and Crescent Finance Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's and Crescent Finance Company's internal control over financial reporting.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b)   Reports on Form 8-K

            Form 8-K dated December 31, 2003, and filed January 14, 2004 for the purpose of reporting, under Item 2 - Acquisition or Disposition of Assets, the Operating Partnership's disposition of its interests in the Woodlands, Texas and including unaudited pro forma consolidated financial statements of the Operating Partnership.

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

                             CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                          (Registrant)

                             By: Crescent Real Estate Equities, Ltd.
                                     Its General Partner

                             By /s/ John C. Goff
                                -----------------------------------------
                                    John C. Goff
      Date: May 6, 2004             Sole Director and Chief Executive Officer

                             By /s/ Jerry R. Crenshaw, Jr
                                -----------------------------------------
                                    Jerry R. Crenshaw, Jr.
                                    Executive Vice President and Chief Financial
                                      Officer
      Date: May 6, 2004             (Principal Financial and Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CRESCENT FINANCE COMPANY
                                  (Registrant)

                             By /s/ John C. Goff
                                -----------------------------------------
                                    John C. Goff
      Date: May 6, 2004             Sole Director and Chief Executive Officer

                             By /s/ Jerry R. Crenshaw, Jr
                                -----------------------------------------
                                    Jerry R. Crenshaw, Jr.
                                    Executive Vice President and Chief Financial
                                      Officer
      Date: May 6, 2004             (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
  3.01         Third Amended and Restated Agreement of Limited Partnership of
               Crescent Real Estate Equities Limited Partnership, dated as of
               January 2, 2003, as amended (filed as Exhibit No. 10.01 to the
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               2004 of Crescent Real Estate Equities Company (the "Company") and
               incorporated herein by reference)

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