Form 10-Q
period 2004-06-30
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP; CRESCENT FINANCE CO
filed 2004-08-09
CIK 1010958, 1174272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED June 30, 2004
                          COMMISSION FILE NO. 333-42293
                                              333-89194-01


                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                            CRESCENT FINANCE COMPANY*
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                        75-2531304
                  DELAWARE                                        42-1536518
---------------------------------------------      ---------------------------------------
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

                      YES     X            NO
                         --------------      ----------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                      YES     X            NO
                         --------------      ----------------

* Crescent Finance Company meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I:       FINANCIAL INFORMATION                                                                     PAGE

Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003
           (unaudited)...........................................................................        3

           Consolidated Statements of Operations for the three and six months ended
           June 30, 2004 and 2003 (unaudited)....................................................        4

           Consolidated Statement of Partners' Capital for the six months ended
           June 30, 2004 (unaudited).............................................................        5

           Consolidated Statements of Cash Flows for the six months ended June 30, 2004
           and 2003 (unaudited)..................................................................        6

           Notes to Consolidated Financial Statements............................................        7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       37

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       67

Item 4.    Controls and Procedures...............................................................       67

PART II:      OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K......................................................       68

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                                        JUNE 30,      DECEMBER 31,
                                                                                          2004           2003
                                                                                       -----------    ------------
ASSETS:
Investments in real estate:
   Land                                                                                $   264,276    $    236,956
   Land improvements, net of accumulated depreciation of $21,253 and $19,270 at
     June 30, 2004 and December 31, 2003, respectively                                     108,949         105,236
   Building and improvements, net of accumulated depreciation of $613,103 and
     $576,682 at June 30, 2004 and December 31, 2003, respectively                       2,293,002       2,103,718
   Furniture, fixtures and equipment, net of accumulated depreciation of $41,263 and
     $33,344 at June 30, 2004 and December 31, 2003, respectively                           50,977          43,227
   Land held for investment or development                                                 480,159         450,279
   Properties held for disposition, net                                                    138,333         219,786
                                                                                       -----------    ------------
     Net investment in real estate                                                     $ 3,335,696    $  3,159,202

   Cash and cash equivalents                                                           $    52,956    $     74,885
   Restricted cash and cash equivalents                                                     61,311         217,329
   Defeasance investments                                                                  173,903           9,620
   Accounts receivable, net                                                                 46,456          40,715
   Deferred rent receivable                                                                 74,685          65,266
   Investments in unconsolidated companies                                                 346,637         440,594
   Notes receivable, net                                                                    73,992          78,453
   Income tax asset-current and deferred                                                    27,929          17,506
   Other assets, net                                                                       261,640         203,142
                                                                                       -----------    ------------
     Total assets                                                                      $ 4,455,205    $  4,306,712
                                                                                       ===========    ============

LIABILITIES:
   Borrowings under Credit Facility                                                    $   232,500    $    239,000
   Notes payable                                                                         2,478,149       2,319,699
   Accounts payable, accrued expenses and other liabilities                                415,260         361,614
   Current income tax payable                                                                   --           7,995
                                                                                       -----------    ------------
     Total liabilities                                                                 $ 3,125,909    $  2,928,308
                                                                                       -----------    ------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                                    $    43,882    $     47,123
                                                                                       -----------    ------------


 PARTNERS' CAPITAL:

    Series A Convertible Cumulative Preferred Units,
     liquidation preference of $25.00 per unit,
     14,200,000 and 10,800,000 units issued and outstanding
     at June 30, 2004 and December 31, 2003, respectively                              $   319,166    $    248,160
    Series B Cumulative Preferred Units,
     liquidation preference of $25.00 per unit,
     3,400,000 units issued and outstanding
     at June 30, 2004 and December 31, 2003                                                 81,923          81,923
    Units of Partnership Interest, 58,525,387 and 58,510,501 issued and outstanding at June 30, 2004 and December 31, 2003, respectively:
     General partner - outstanding 585,254 and 585,105                                       9,159          10,424
     Limited partners - outstanding 57,940,133 and 57,925,396                              879,294       1,004,603
   Accumulated other comprehensive income                                                   (4,128)        (13,829)
                                                                                       -----------    ------------
     Total partners' capital                                                           $ 1,285,414    $  1,331,281
                                                                                       -----------    ------------
     Total liabilities and partners' capital                                           $ 4,455,205    $  4,306,712
                                                                                       ===========    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                        FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,             ENDED JUNE 30,
                                                                      ------------------------    ------------------------

REVENUE:                                                                  2004          2003          2004          2003
                                                                          ----          ----          ----          ----
      Office Property                                                 $  131,752    $  118,761    $  254,370    $  239,608
      Resort/Hotel Property                                               40,253        39,291        90,255        90,554
      Residential Development Property                                    55,591        61,973       103,279       105,694
                                                                      ----------    ----------    ----------    ----------
         Total Property revenue                                       $  227,596    $  220,025    $  447,904    $  435,856
                                                                      ----------    ----------    ----------    ----------
EXPENSE:
      Office Property real estate taxes                               $   16,719    $   17,120    $   33,779    $   34,323
      Office Property operating expenses                                  43,654        41,423        85,415        82,066
      Resort/Hotel Property expense                                       35,833        33,361        75,903        73,308
      Residential Development Property expense                            51,761        55,572        92,323        97,002
                                                                      ----------    ----------    ----------    ----------
         Total Property expense                                       $  147,967    $  147,476    $  287,420    $  286,699
                                                                      ----------    ----------    ----------    ----------

         Income from Property Operations                              $   79,629    $   72,549    $  160,484    $  149,157
                                                                      ----------    ----------    ----------    ----------

OTHER INCOME (EXPENSE):
      Income from investment land sales, net                          $      949    $    1,628    $      949    $    1,628
      Gain on joint venture of properties, net                                --            --            --           100
      Interest and other income                                            2,941         1,155         5,684         2,585
      Corporate general and administrative                                (6,794)       (5,729)      (13,711)      (11,610)
      Interest expense                                                   (45,429)      (43,046)      (90,437)      (86,254)
      Amortization of deferred financing costs                            (3,076)       (2,545)       (6,790)       (4,969)
      Extinguishment of debt                                                (988)           --        (2,927)           --
      Depreciation and amortization                                      (42,390)      (32,864)      (81,643)      (68,554)
      Impairment charges related to real estate assets                        --            --            --        (1,200)
      Other expenses                                                         (94)         (785)         (149)         (912)
      Equity in net income (loss) of unconsolidated companies:
        Office Properties                                                    748         1,864         1,690         3,322
        Resort/Hotel Properties                                              (18)        1,382          (247)        2,125
        Residential Development Properties                                  (393)        1,540          (307)        2,510
        Temperature-Controlled Logistics Properties                       (2,707)         (406)       (3,608)        1,101
        Other                                                               (515)          214          (581)         (815)
                                                                      ----------    ----------    ----------    ----------

      Total Other Income (Expense)                                    $  (97,766)   $  (77,592)   $ (192,077)   $ (160,943)
                                                                      ----------    ----------    ----------    ----------

LOSS FROM CONTINUING OPERATIONS BEFORE
   MINORITY  INTERESTS AND INCOME TAXES                               $  (18,137)   $   (5,043)   $  (31,593)   $  (11,786)
      Minority interests                                                     305        (1,657)          389          (447)
      Income tax benefit                                                   5,324         3,067         6,601         5,470
                                                                      ----------    ----------    ----------    ----------

LOSS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE
      EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                      $  (12,508)   $   (3,633)   $  (24,603)   $   (6,763)
      Income from discontinued operations                                  4,269         5,300         6,434         9,547
      Impairment charges related to real estate assets from
        discontinued operations                                             (500)         (990)       (2,851)      (16,818)
      Loss on real estate from discontinued operations                    (2,444)          (49)       (2,500)         (388)
      Cumulative effect of a change in accounting principle                   --            --          (428)           --
                                                                      ----------    ----------    ----------    ----------

NET (LOSS) INCOME                                                     $  (11,183)   $      628    $  (23,948)   $  (14,422)
      Series A Preferred Unit distributions                               (5,991)       (4,556)      (11,742)       (9,112)
      Series B Preferred Unit distributions                               (2,019)       (2,019)       (4,038)       (4,038)
                                                                      ----------    ----------    ----------    ----------

NET LOSS AVAILABLE TO PARTNERS                                        $  (19,193)   $   (5,947)   $  (39,728)   $  (27,572)
                                                                      ==========    ==========    ==========    ==========

BASIC EARNINGS PER UNIT DATA:
      Loss available to partners before discontinued operations and
       cumulative effect of a change in accounting principle          $    (0.35)   $    (0.17)   $    (0.69)   $    (0.33)
      Income from discontinued operations                                   0.07          0.09          0.11          0.16
      Impairment charges related to real estate assets from
       discontinued operations                                             (0.01)        (0.02)        (0.05)        (0.29)
      Loss on real estate from discontinued operations                     (0.04)           --         (0.04)        (0.01)
      Cumulative effect of a change in accounting principle                   --            --         (0.01)           --
                                                                      ----------    ----------    ----------    ----------

      Net loss available to partners - basic                          $    (0.33)   $    (0.10)   $    (0.68)   $    (0.47)
                                                                      ==========    ==========    ==========    ==========
DILUTED EARNINGS PER UNIT DATA:
      Loss available to partners before discontinued operations and
       cumulative effect of a change in accounting principle          $    (0.35)   $    (0.17)   $    (0.69)   $    (0.33)
      Income from discontinued operations                                   0.07          0.09          0.11          0.16
      Impairment charges related to real estate assets from
       discontinued operations                                             (0.01)        (0.02)        (0.05)        (0.29)
      Loss on real estate from discontinued operations                     (0.04)           --         (0.04)        (0.01)
      Cumulative effect of a change in accounting principle                   --            --         (0.01)           --
                                                                      ----------    ----------    ----------    ----------

      Net loss available to partners - diluted                        $    (0.33)   $    (0.10)   $    (0.68)   $    (0.47)
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                             (dollars in thousands)
                                   (unaudited)

                                           PREFERRED   GENERAL       LIMITED      ACCUMULATED
                                           PARTNERS'   PARTNERS'    PARTNERS'    COMPREHENSIVE     PARTNERS'
                                            CAPITAL     CAPITAL      CAPITAL        INCOME          CAPITAL
                                           ---------   ---------    ---------    -------------    ----------

PARTNERS' CAPITAL, December 31, 2003       $ 330,083   $  10,424   $1,004,603    $     (13,829)   $1,331,281

Issuance of Preferred Units A                 71,006          --           --               --        71,006
Contributions, net                                --           5          469               --           474
Distributions                                     --        (880)     (87,092)              --       (87,972)
Amortization of Deferred Compensation on
Restricted Shares                                 --           7          645               --           652
Net Loss                                          --        (397)     (39,331)              --       (39,728)
Unrealized Gain on Marketable Securities          --          --           --              663           663
Unrealized Gain on Cash Flow Hedges               --          --           --            9,038         9,038
                                           ---------   ---------    ---------    -------------    ----------

PARTNERS' CAPITAL, June 30, 2004           $ 401,089   $   9,159    $ 879,294    $      (4,128)   $1,285,414
                                           =========   =========    =========    =============    ==========



        The accompanying notes are an integral part of these consolidated financial statements.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                       2004               2003
                                                                                  ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $       (23,948)   $       (14,422)
Adjustments to reconcile net loss to net cash provided  operating activities:
      Depreciation and amortization                                                        88,433             73,523
      Residential Development cost of sales                                                40,904             50,158
      Residential Development capital expenditures                                        (62,352)           (50,196)
      Impairment charges related to real estate assets from
        discontinued operations                                                             2,851             16,818
      Loss on real estate from discontinued operations                                      2,500                388
      Discontinued operations - depreciation and minority interests                         2,223              6,623
      Extinguishment of debt                                                                2,927                 --
      Impairment charges related to real estate assets                                         --              1,200
      Income from investment in land sales, net                                              (949)            (1,628)
      Gain on joint venture of properties, net                                                 --               (100)
      Minority interests                                                                     (389)               447
      Cumulative effect of a change in accounting principle                                   428                 --
      Non-cash compensation                                                                   563                (30)
      Equity in (earnings) loss from unconsolidated companies:
        Office Properties                                                                  (1,690)            (3,322)
        Resort/Hotel Properties                                                               247             (2,125)
        Residential Development Properties                                                    307             (2,510)
        Temperature-Controlled Logistics Properties                                         3,608             (1,101)
        Other                                                                                 581                815
      Distributions received from unconsolidated companies:
        Office Properties                                                                   3,083              6,334
        Residential Development Properties                                                     --                 47
        Temperature-Controlled Logistics Properties                                         1,822                 --
        Other                                                                                 550                402
      Change in assets and liabilities, net of consolidations and acquisitions:
        Restricted cash and cash equivalents                                               44,257             17,487
        Accounts receivable                                                                (4,153)             4,510
        Deferred rent receivable                                                           (9,414)              (310)
        Income tax asset - current and deferred, net                                      (18,933)            (7,049)
        Other assets                                                                      (26,071)             4,073
        Accounts payable, accrued expenses and other liabilities                          (22,545)           (65,766)
                                                                                  ---------------    ---------------
          Net cash provided by operating activities                               $        24,840    $        34,266
                                                                                  ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net cash impact of consolidation of previously unconsolidated
        entities                                                                  $           334    $        11,374
      Proceeds from property sales                                                         78,826              6,428
      Acquisition of investment properties                                               (164,391)            (2,000)
      Development of investment properties                                                 (1,881)            (1,158)
      Property improvements - Office Properties                                            (6,116)            (7,908)
      Property improvements - Resort/Hotel Properties                                     (15,960)            (3,360)
      Tenant improvement and leasing costs - Office Properties                            (46,674)           (28,555)
      Residential Development Properties Investments                                      (17,308)           (15,218)
      Decrease (increase) in restricted cash and cash equivalents                         113,275             (2,729)
      Purchase of defeasance investments                                                 (169,778)                --
      Proceeds from defeasance investments maturities                                       5,495                 --
      Return of investment in unconsolidated companies:
        Office Properties                                                                     731              2,344
        Resort/Hotel Properties                                                               612                 --
        Residential Development Properties                                                     14                 --
        Temperature-Controlled Logistics Properties                                        90,776              3,201
        Other                                                                                 236              5,409
      Investment in unconsolidated companies:
        Office Properties                                                                     (29)               (83)
        Residential Development Properties                                                   (871)            (1,691)
        Temperature-Controlled Logistics Properties                                        (2,406)              (834)
        Other                                                                                 (13)              (750)
      Decrease in notes receivable                                                             98             20,513
                                                                                  ---------------    ---------------
        Net cash used in investing activities                                     $      (135,030)   $       (15,017)
                                                                                  ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs                                                        $        (6,139)   $        (1,932)
      Borrowings under Credit Facility                                                    319,000            187,000
      Payments under Credit Facility                                                     (325,500)           (99,000)
      Notes payable proceeds                                                              407,542             92,435
      Notes payable payments                                                             (372,848)           (92,416)
      Residential Development Properties notes payable borrowings                          47,193             41,316
      Residential Development Properties notes payable payments                           (24,480)           (47,808)
      Amortization of debt premiums                                                        (1,138)                --
      Obligation related to property financing transaction                                 79,920                 --
      Capital distributions - joint venture partner                                        (3,900)            (7,966)
      Capital contributions - joint venture partner                                         1,108                135
      Capital contributions to the Operating Partnership                                      362                 --
      Issuance of preferred unit - Series A                                                71,006                 --
      Series A Preferred Unit distributions                                               (11,981)            (9,112)
      Series B Preferred Unit distributions                                                (4,038)            (4,038)
      Distributions from the Operating Partnership                                        (87,846)           (87,073)
                                                                                  ---------------    ---------------
        Net cash provided by (used in) financing activities                       $        88,261    $       (28,459)
                                                                                  ---------------    ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                                             $       (21,929)   $        (9,210)
CASH AND CASH EQUIVALENTS,
      Beginning of period                                                                  74,885             75,418
                                                                                  ---------------    ---------------
CASH AND CASH EQUIVALENTS,
      End of Period                                                               $        52,956    $        66,208
                                                                                  ===============    ===============

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

         All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of June 30, 2004, the Company's approximately 84% limited partner interest has been treated as equivalent, for purposes of this report, to 49,075,822 units and the remaining approximately 15% limited partner interest has been treated as equivalent, for purposes of this report, to 8,864,311 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 585,254 units.

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

         The following table shows, by consolidated entity, the consolidated subsidiaries of the Operating Partnership that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of June 30, 2004.

Operating                            Wholly-owned assets - The Avallon IV,
Partnership                          Datran Center (two office properties),
                                     Houston Center (three office properties and the Houston Center Shops), and Dupont
                                     Centre. These properties are included in the Operating Partnership's Office Segment.

                                     Non wholly-owned assets, consolidated - 301
                                     Congress Avenue (50% interest) and Fountain
                                     Place (0.1%), included in the Operating
                                     Partnership's Office Segment. Sonoma
                                     Mission Inn (80.1% interest), included in the Operating Partnership's Resort/Hotel Segment.

                                     See Note 6, "Other Transactions," for a
                                     description of the Fountain Place Office
                                     Property transaction.

                                     Non wholly-owned assets, unconsolidated -
                                     Bank One Center (50% interest), Bank One
                                     Tower (20% interest), Three Westlake Park
                                     (20% interest), Four Westlake Park (20%
                                     interest), Miami Center (40% interest), 5
                                     Houston Center (25% interest), BriarLake
                                     Plaza (30% interest) and Five Post Oak Park
                                     (30% interest). These properties are
                                     included in the Operating Partnership's
                                     Office Segment. Temperature-Controlled
                                     Logistics Properties (40% interest in 87 properties), included in the Operating Partnership's Temperature-Controlled
                                     Logistics Segment.

Hughes                               Wholly-owned assets - Hughes Center
Center Entities(1)                   Properties (seven office properties each in
                                     a separate limited liability company).
                                     These properties are included in the
                                     Operating Partnership's Office Segment.

                                     Non wholly-owned asset, consolidated - 3770
                                     Hughes Parkway (67% interest), included in the Operating Partnership's Office Segment.

Crescent Real Estate Funding         Wholly-owned assets - The Aberdeen, The
I, L.P. ("Funding I")                Avallon I, II & III, Carter Burgess Plaza,
                                     The Citadel, The Crescent Atrium, The
                                     Crescent Office Towers, Regency Plaza One,
                                     Waterside Commons and 125 E. John Carpenter
                                     Freeway. These properties are included in the Operating Partnership's Office Segment.

Crescent Real Estate Funding         Wholly-owned assets - Greenway Plaza Office
III, IV and V,  L.P.                 Properties (ten Office Properties). These
("Funding III, IV and V")(2)         properties are included in the Operating
                                     Partnership's Office Segment. Renaissance
                                     Houston Hotel is included in the Operating
                                     Partnership's Resort/Hotel Segment.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crescent Real Estate                 Wholly-owned asset - Canyon Ranch - Lenox,
Funding VI, L.P.                     included in the Operating Partnership's
("Funding VI")                       Resort/Hotel Segment.


Crescent Real Estate Funding         Wholly-owned assets - The Addison, Austin
VIII, L.P. ("Funding VIII")          Centre, The Avallon V, Chancellor Park, 816
                                     Congress, Greenway I & IA (two office
                                     properties), Greenway II, Johns Manville
                                     Plaza, Palisades Central I, Palisades
                                     Central II, Stemmons Place, Trammell Crow
                                     Center(3), 3333 Lee Parkway, 5050 Quorum,
                                     44 Cook and 55 Madison. These properties are included in the Operating Partnership's
                                     Office Segment. The Canyon Ranch - Tucson,
                                     Omni Austin Hotel, and Ventana Inn & Spa, all of which are included in the Operating
                                     Partnership's Resort/Hotel Segment.

Crescent Real Estate Funding         Wholly-owned assets - Post Oak Central
X, L.P. ("Funding X")                (three Office Properties). These properties
                                     are included in the Operating Partnership's
                                     Office Segment.


Crescent Real Estate Funding         Wholly-owned assets - 12404 Park Central,
XII, L.P. ("Funding XII")            Albuquerque Plaza, Barton Oaks Plaza,
                                     Briargate Office and Research Center,
                                     MacArthur Center I & II, Stanford Corporate
                                     Center, and Two Renaissance Square. These properties are included in the Operating
                                     Partnership's Office Segment. The Hyatt
                                     Regency Albuquerque and the Park Hyatt
                                     Beaver Creek Resort & Spa. These properties are included in the Operating Partnership's
                                     Resort/Hotel Segment.

Crescent 707 17th Street,            Wholly-owned assets - 707 17th Street,
L.L.C                                included in the Operating Partnership's
                                     Office Segment, and The Denver Marriott
                                     City Center, included in the Operating
                                     Partnership's Resort/Hotel Segment.

Crescent Spectrum Center, L.P.       Non wholly-owned asset, consolidated -
                                     Spectrum Center (approximately 100%
                                     interest), included in the Operating
                                     Partnership's Office Segment.

Crescent Colonnade, L.L.C.           Wholly-owned asset - The BAC-Colonnade
                                     Building, included in the Operating
                                     Partnership's Office Segment.

Mira Vista Development Corp.         Non wholly-owned asset, consolidated - Mira
("MVDC")                             Vista (98% interest), included in the
                                     Operating Partnership's Residential
                                     Development Segment.

Houston Area Development             Non wholly-owned assets, consolidated -
Corp. ("HADC")                       Falcon Point (98% interest), Falcon Landing
                                     (98% interest) and Spring Lakes (98%
                                     interest). These properties are included in the Operating Partnership's Residential
                                     Development Segment.

Desert Mountain Development          Non wholly-owned assets, consolidated -
Corporation ("DMDC")                 Desert Mountain (93% interest), included in
                                     the Operating Partnership's Residential
                                     Development Segment.

Crescent Resort Development          Non wholly-owned assets, consolidated -
Inc. ("CRDI")                        Brownstones (64% interest), Creekside at
                                     Riverfront (64% interest), Cresta (60%
                                     interest), Delgany (64% interest), Eagle
                                     Ranch (60% interest), Gray's Crossing (71%
                                     interest), Horizon Pass Lodge (64%
                                     interest), Horizon Pass Townhomes (64%
                                     interest), Hummingbird (64% interest), Main
                                     Street Station (30% interest), Northstar
                                     (57% interest), Old Greenwood (71%
                                     interest), Park Place at Riverfront (64%
                                     interest), Park Tower at Riverfront (64% interest), Riverbend (60% interest),
                                     Riverfront Park (64% interest). These
                                     properties are included in the Operating
                                     Partnership's Residential Development
                                     Segment.

                                     Non wholly-owned assets, unconsolidated -
                                     Blue River Land Company, L.L.C. - Three
                                     Peaks (30% interest) and EW Deer Valley,
                                     L.L.C. (42% interest), included in the
                                     Operating Partnership's Residential
                                     Development Segment.

Crescent TRS Holdings Corp.          Non wholly-owned assets, unconsolidated -
                                     two quarries (56% interest). These
                                     properties are included in the Operating
                                     Partnership's Temperature-Controlled
                                     Logistics Segment.


----------
     (1) In addition, the Operating Partnership owns nine retail parcels located in Hughes Center.

     (2) Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

     (3) The Operating Partnership owns the economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and the building.

         See Note 8, "Investments in Unconsolidated Companies," for a table that lists the Operating Partnership's ownership in significant unconsolidated joint ventures and investments as of June 30, 2004.

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEGMENTS

         The assets and operations of the Operating Partnership were divided into four investment segments at June 30, 2004, as follows:

         o  Office Segment;

         o  Resort/Hotel Segment;

         o  Residential Development Segment; and

         o  Temperature-Controlled Logistics Segment.

         Within these segments, the Operating Partnership owned in whole or in part the following real estate assets (the "Properties") as of June 30, 2004:

         o OFFICE SEGMENT consisted of 75 office properties (collectively referred to as the "Office Properties"), located in 28 metropolitan submarkets in seven states, with an aggregate of approximately 30.0 million net rentable square feet. Sixty-five of the Office Properties are wholly-owned and ten are owned through joint ventures, two of which are consolidated and eight of which are unconsolidated.

         o RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties"). Eight of the Resort/Hotel Properties are wholly-owned and one is owned through a joint venture that is consolidated.

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Operating Partnership's ownership of common stock representing interests of 98% to 100% in four residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through partnership arrangements, owned in whole or in part 28 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in Vornado Crescent Portland Partnership (the "Temperature-Controlled Logistics Partnership") and a 56% non-controlling interest in the Vornado Crescent Carthage and KC Quarry L.L.C. ("VCQ"). The Temperature-Controlled Logistics Partnership owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Realty Trust (the "Temperature-Controlled Logistics Corporation"), a REIT. As of June 30, 2004, the Temperature-Controlled Logistics Corporation directly or indirectly owned 87 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 440.7 million cubic feet (17.5 million square feet) of warehouse space. As of June 30, 2004, VCQ owned two quarries and the related land. The Operating Partnership accounts for its interests in the Temperature-Controlled Logistics Partnership and in VCQ as unconsolidated equity entities.

         See Note 3, "Segment Reporting," for a table showing selected financial information for each of these investment segments for the three and six months ended June 30, 2004 and 2003, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at June 30, 2004 and December 31, 2003.

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six- month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

         The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         You should read these consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2003.

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

ADOPTION OF NEW ACCOUNTING STANDARD

         EITF 03-1. At the March 17-18, 2004 meeting, consensus was reached by the FASB Emerging Issues Task Force on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Consensus applies to investments in debt and equity securities within the scope of SFAS Nos. 115, "Accounting for Certain Investments in Debt and Equity Securities," and 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." It also applies to investments in equity securities that are both outside SFAS No. 115's scope and not accounted for under the equity method. The Task Force reached a consensus that certain quantitative and qualitative disclosures should be required for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The new impairment guidance creates a model that calls for many judgments and additional evidence gathering in determining whether or not securities are other-than-temporarily impaired and lists some of these impairment indicators. The impairment accounting guidance is effective for periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods are effective for periods ending after June 15, 2004. The Operating Partnership adopted EITF 03-1 effective July 1, 2004 and expects no impact on the Operating Partnership's financial condition or its results of operations.

SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities," ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which amended FIN 46. Under FIN 46R, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs for financial periods ending after March 15, 2004, except for special purpose entities which had to be consolidated by December 31, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of other entities such as VIEs. FIN 46R requires VIEs to be consolidated by a company if the company is subject to a majority of the expected losses of the VIE's activities or entitled to receive a majority of the entity's expected residual returns or both.

         The adoption of FIN 46R did not have a material impact to the Operating Partnership's financial condition or results of operations. Due to the adoption of this Interpretation and management's assumptions in application of the guidelines stated in the Interpretation, the Operating Partnership has consolidated GDW LLC, a subsidiary of DMDC, as of December 31, 2003 and Elijah Fulcrum Fund Partners, L.P. ("Elijah") as of January 1, 2004. Elijah is a limited partnership whose purpose is to invest in the SunTx Fulcrum Fund, L.P. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. While it was determined that one of the Operating Partnership's unconsolidated joint ventures, Main Street Partners, L.P., and its investments in Canyon Ranch Las Vegas, L.L.C., CR License, L.L.C. and CR License II, L.L.C. ("Canyon Ranch Entities") are VIEs under FIN 46R, the Operating Partnership is not the primary beneficiary and is not required to consolidate these entities under other GAAP. The Operating Partnership's maximum exposure to loss is limited to its equity investment of approximately $52.0 million in Main Street Partners, L.P. and $5.1 million in the Canyon Ranch Entities at June 30, 2004.

         In connection with the Hughes Center acquisition, the Operating Partnership entered into two separate exchange agreements with a third party intermediary. The first exchange agreement includes two parcels of undeveloped land and the second exchange agreement includes the 3930 Hughes Parkway Office Property. Both agreements were for a maximum term of 180 days and allow the Operating Partnership to pursue favorable tax treatment on other properties sold by the Operating Partnership within this period. During the 180-day periods, which will end on August 28, 2004 and November 6, 2004, respectively, the third party intermediary is the legal owner of the properties, although the Operating Partnership controls the properties, retains all of the economic benefits and risks associated with these properties and indemnifies the third party

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intermediary and, therefore, the Operating Partnership fully consolidates these properties. The Operating Partnership will take legal ownership of the properties no later than on the expiration of the 180-day period.

         Further, in connection with the Hughes Center acquisition, the Operating Partnership entered into an exchange agreement with a third party intermediary for six of the Office Properties and the nine retail parcels. This agreement was for a maximum term of 180 days and allowed the Operating Partnership to pursue favorable tax treatment on other properties sold by the Operating Partnership within this period. During the 180-day period, which ended on June 28, 2004, the third party intermediary was the legal owner of the properties, although the Operating Partnership controlled the properties, retained all of the economic benefits and risks associated with these properties and indemnified the third party intermediary and, therefore, the Operating Partnership fully consolidated these properties. On June 28, 2004, the Operating Partnership took legal ownership of the Office Properties and the nine retail parcels.

         STOCK-BASED COMPENSATION. Effective January 1, 2003, the Operating Partnership adopted the fair value expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," on a prospective basis as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which requires that the fair value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the six months ended June 30, 2004, the Company and the Operating Partnership granted stock and unit options and the Operating Partnership recognized compensation expense that was not significant to its results of operations. With respect to the Company's stock options and the Operating Partnership's unit options which were granted prior to 2003, the Operating Partnership accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Had compensation cost been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Operating Partnership's net loss and loss per unit would have been reduced to the following pro forma amounts:

                                                         FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                     ENDED JUNE 30,
                                                    ------------------------------    ------------------------------
(in thousands, except per unit amounts)                 2004             2003             2004              2003
-------------------------------------------------   -------------    -------------    -------------    -------------
Net loss available to partners, as reported         $     (19,193)   $      (5,947)   $     (39,728)   $     (27,572)
Add: Stock-based and unit-based employee
   compensation expense included in reported
   net income                                                 351                3              701                4
Deduct: total stock-based and unit-based employee
   compensation expense determined under fair
   value based method for all awards                         (922)            (689)          (1,874)          (1,411)
                                                    -------------    -------------    -------------    -------------
Pro forma net loss                                  $     (19,764)   $      (6,633)   $     (40,901)   $     (28,979)
(Loss) earnings per unit:
Basic/Diluted - as reported                         $       (0.33)   $       (0.10)   $       (0.68)   $       (0.47)
Basic/Diluted - pro forma                           $       (0.34)   $       (0.11)   $       (0.70)   $       (0.50)

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         MARKETABLE SECURITIES. The Operating Partnership has classified and recorded its marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Realized gains or losses on the sale of securities are recorded based on specific identification. When a decline in the fair value of marketable securities is determined to be other-than-temporary, the cost basis is written down to fair value and the amount of the write-down is included in earnings for the applicable period. Investments in securities with no readily determinable market value are reported at cost, as they are not considered marketable under SFAS No. 115, and total $5.5 million at June 30, 2004 and December 31, 2003.

         The following tables present the cost, fair value and unrealized gains and losses as of June 30, 2004 and December 31, 2003 and the realized gains and change in Accumulated Other Comprehensive Income ("OCI") for the six months ended June 30, 2004 and 2003 for the Operating Partnership's marketable securities.

                                  AS OF JUNE 30, 2004                      AS OF DECEMBER 31, 2003
                        ---------------------------------------    ---------------------------------------
(in thousands)
                                         FAIR       UNREALIZED                     FAIR        UNREALIZED
TYPE OF SECURITY           COST          VALUE      GAIN/(LOSS)       COST         VALUE       GAIN/(LOSS)
---------------------   -----------   -----------   -----------    -----------   -----------   -----------
Held to maturity(1)     $   187,655   $   185,481   $    (2,174)   $     9,620   $     9,621   $         1
Trading                          25           316           N/A             --            --           N/A
Available for sale(2)         6,338         6,260           (78)         2,278         2,278            --
                        -----------   -----------   -----------    -----------   -----------   -----------

    Total               $   194,018   $   192,057   $    (2,252)   $    11,898   $    11,899   $         1
                        ===========   ===========   ===========    ===========   ===========   ===========

                         FOR THE SIX MONTHS ENDED      FOR THE SIX MONTHS ENDED
                              JUNE 30, 2004                 JUNE 30, 2003
                        -------------------------    --------------------------
(in thousands)
                         REALIZED        CHANGE       REALIZED         CHANGE
TYPE OF SECURITY        GAIN/(LOSS)      IN OCI      GAIN/(LOSS)       IN OCI
                        -----------   -----------    -----------    -----------
Held to maturity(1)     $        --   $       N/A    $        --    $       N/A
Available for sale(2)             1           (78)          (502)           514
                        -----------   -----------    -----------    -----------

    Total               $         1   $       (78)   $      (502)   $       514
                        ===========   ===========    ===========    ===========

----------
     (1) Held to maturity securities are carried at amortized cost and consist of $173.9 million of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on the LaSalle Note II and $13.8 million of bonds included in "Other assets, net" in the accompanying Consolidated Balance Sheets at June 30, 2004. See Note 9, "Notes Payable and Borrowings Under Credit Facility," for additional information on the defeasance of the LaSalle
          Note II.

     (2) Available for sale securities consist of marketable securities which the Operating Partnership intends to hold for an indefinite period of time. These securities are included in "Other assets, net" in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the corresponding unrealized gain or loss recorded in OCI.

         In July 2004, Fresh Choice, Inc., in which the Operating Partnership owns $5.5 million Series B Preferred shares reported at cost at June 30, 2004 and December 31, 2003, filed for protection under Chapter 11 of the U.S. Bankruptcy Court in order to facilitate a reorganization and restructuring. At June 13, 2004, the accrued liquidation preference on the Series B Preferred shares was $9.1 million. Based on the Operating Partnership's evaluation of its preferred interest in Fresh Choice, the Operating Partnership estimates the value of its shares at a minimum to be equal to the investment balance of $5.5 million.

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

         The following tables present reconciliations for the three and six months ended June 30, 2004 and 2003 of basic and diluted earnings per unit from "Loss before discontinued operations and cumulative effect of a change in accounting principle" to "Net loss available to partners." The table also includes weighted average units on a basic and diluted basis, which for the periods presented, are the same.

                                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                                       -------------------------------------------------------------------------
                                                                       2004                                2003
                                                       -----------------------------------   -----------------------------------
                                                          Income     Wtd. Avg.    Per Unit      Income      Wtd. Avg.    Per Unit
(in thousands, except per unit amounts)                   (Loss)     Units(1)      Amount       (Loss)       Units(1)     Amount
-----------------------------------------------------  ----------   ----------  ----------   ----------   ----------  ----------

BASIC/DILUTED  EPS -
Loss before discontinued operations and cumulative
  effect of a change in accounting principle           $  (12,508)      58,375               $   (3.633)      58,460
Series A Preferred Unit distributions                      (5,991)                               (4,556)
Series B Preferred Unit distributions                      (2,019)                               (2,019)
                                                       ----------   ----------  ----------   ----------   ----------  ----------
Loss available to common unitholders                   $  (20,518)      58,375  $    (0.35)  $  (10,208)      58,460  $    (0.17)
  before discontinued operations and cumulative
  effect of a change in accounting principle
Income from discontinued operations,                        4,269                     0.07        5,300                     0.09
Impairment charges related to real estate assets from
  discontinued operations                                    (500)                   (0.01)        (990)                   (0.02)
Loss on real estate from discontinued operations           (2,444)                   (0.04)         (49)                      --
Cumulative effect of a change in accounting principle          --                       --           --                       --
                                                       ----------   ----------  ----------   ----------   ----------  ----------

Net loss available to partners                         $  (19,193)      58,375  $    (0.33)  $   (5,947)      58,460  $    (0.10)
                                                       ==========   ==========  ==========   ==========   ==========  ==========

----------

(1) Anti-dilutive units not included are 57 and 6 for the three months ended June 30, 2004 and 2003, respectively.


                                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                       -------------------------------------------------------------------------
                                                                       2004                                  2003
                                                       -----------------------------------   -----------------------------------

                                                          Income     Wtd. Avg.    Per Unit      Income      Wtd. Avg.    Per Unit
(in thousands, except per unit amounts)                   (Loss)     Units(1)      Amount       (Loss)       Units(1)     Amount
-----------------------------------------------------  ----------   ----------   ----------   ----------   ----------   ----------

BASIC/DILUTED  EPS -
Loss before discontinued operations and cumulative
  effect of a change in accounting principle           $  (24,603)      58,369                $   (6,763)      58,472
Series A Preferred Unit distributions                     (11,742)                                (9,112)
Series B Preferred Unit distributions                      (4,038)                                (4,038)
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Loss available to partners                             $  (40,383)      58,369   $    (0.69)  $  (19,913)      58,472   $    (0.33)
  before discontinued operations and cumulative
  effect of a change in accounting principle
Income from discontinued operations                         6,434                      0.11        9,547                      0.16
Impairment charges related to real estate assets from
  discontinued operations,                                 (2,851)                    (0.05)     (16,818)                    (0.29)
Loss on real estate from discontinued operations           (2,500)                    (0.04)        (388)                    (0.01)
Cumulative effect of a change in accounting principle        (428)                    (0.01)          --                        --
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Net loss available to partners                         $  (39,728)      58,369   $    (0.68)  $  (27,572)      58,472   $    (0.47)
                                                       ==========   ==========   ==========   ==========   ==========   ==========

----------

(1) Anti-dilutive units not included are 109 and 4 for the six months ended June 30, 2004 and 2003, respectively.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                ----------------------------
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                             2004            2003
                                                                                ------------    ------------
     (in thousands)
     -------------------------------------------------------------------
     Interest paid on debt                                                      $     84,724    $     76,240
     Interest capitalized - Resort/Hotel                                                 210              --
     Interest capitalized - Residential Development                                    7,444           8,297
     Additional interest paid in conjunction with cash flow hedges                     6,765          10,114
                                                                                ------------    ------------
     Total interest paid                                                        $     99,143    $     94,651
                                                                                ============    ============

     Cash paid for income taxes                                                 $     12,337    $      1,640
                                                                                ============    ============

     SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES:

     Assumption of debt in conjunction with acquisitions of Office
        Properties                                                              $     94,807    $          -
     Non-cash compensation                                                               616              22
     Financed purchase (sale) of land parcel                                           7,500         (11,800)

     SUPPLEMENTAL SCHEDULE OF 2003 CONSOLIDATION OF DBL, MVDC, HADC, AND 2004
        CONSOLIDATION OF ELIJAH:

     Net investment in real estate                                               $         -    $     (9,692)
     Accounts receivable, net                                                           (848)         (3,057)
     Investments in unconsolidated companies                                          (2,478)         13,552
     Notes receivable, net                                                             4,363             (25)
     Income tax asset - current and deferred, net                                       (274)         (3,564)
     Other assets, net                                                                    --            (820)
     Notes payable                                                                        --             312
     Accounts payable, accrued expenses and other liabilities                             --          12,696
     Minority interest - consolidated real estate partnerships                          (140)          1,972
     Other comprehensive income, net of tax                                              139              --
     Cumulative effect of a change in accounting principle                              (428)             --
                                                                                ------------    ------------
     Increase in cash                                                           $        334    $     11,374
                                                                                ============    ============


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

         The Operating Partnership calculates FFO available to partners - diluted in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Partners.

         NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO available to partners - diluted and FFO appropriate measures of performance for an operating partnership of an equity REIT and for its investment segments. However, FFO available to partners - diluted and FFO should not be

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considered as alternatives to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance.

         The Operating Partnership's measures of FFO available to partners - diluted and FFO may not be comparable to similarly titled measures of operating partnerships of REITs (other than the Company) if those REITs apply the definition of FFO in a different manner than the Operating Partnership.

         Selected financial information related to each segment for the three and six months ended June 30, 2004 and 2003, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at June 30, 2004 and December 31, 2003, are presented below:


            SELECTED FINANCIAL INFORMATION:                            FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                                  -----------------------------------------------------------------------------
                                                                                            TEMPERATURE-
                                                                              RESIDENTIAL   CONTROLLED
                                                    OFFICE     RESORT/HOTEL   DEVELOPMENT    LOGISTICS     CORPORATE
 (in thousands)                                   SEGMENT(1)     SEGMENT      SEGMENT(2)      SEGMENT      AND OTHER      TOTAL
----------------------------------------------    ----------   ------------   -----------   ------------   ---------     --------
Total Property revenue                            $  131,752   $     40,253   $    55,591   $         --   $      --     $227,596
Total Property expense                                60,373         35,833        51,761             --          --      147,967
                                                  ----------   ------------   -----------   ------------   ---------     --------
    Income from Property Operations               $   71,379   $      4,420   $     3,830   $         --   $      --     $ 79,629

Total other income (expense)                         (31,401)        (5,286)       (4,434)        (2,707)    (53,938)(3)  (97,766)
Minority interests and income taxes                     (286)         2,948         3,601             --        (634)       5,629
Discontinued operations -income, loss on
  real estate and impairment charges related
  to real estate assets                               (1,647)         2,901             8             --         (63)       1,325
                                                  ----------   ------------   -----------   ------------   ---------     --------
    Net income (loss)                             $   38,045   $      4,983   $     3,005   $     (2,707)  $ (54,509)    $(11,183)
                                                  ----------   ------------   -----------   ------------   ---------     --------

Depreciation and amortization of real estate
  assets                                          $   31,840   $      5,008   $     1,534   $         --   $      --     $ 38,382
(Gain) loss on property sales, net                     2,444             --            --             --          (7)       2,437
Impairment charges related to real estate
  assets                                                 500             --            --             --          --          500
Adjustments for investment in unconsolidated
  companies                                            2,497             --           629          5,785          --        8,911
Series A Preferred unit distributions                     --             --            --             --      (5,991)      (5,991)
Series B Preferred unit distributions                     --             --            --             --      (2,019)      (2,019)
                                                  ----------   ------------   -----------   ------------   ---------     --------
Adjustments to reconcile net income (loss) to
  funds from operations - diluted                 $   37,281   $      5,008   $     2,163   $      5,785   $  (8,017)    $ 42,220
                                                  ----------   ------------   -----------   ------------   ---------     --------
Funds from operations available to partners
  before impairment charges related to real
  estate assets - diluted                         $   75,326   $      9,991   $     5,168   $      3,078   $ (62,526)    $ 31,037
Impairment charges related to real estate
  assets                                                (500)            --            --             --          --         (500)
                                                  ----------   ------------   -----------   ------------   ---------     --------
Funds from operations available to partners
  after impairment charges related to real
  estate assets -  diluted                        $   74,826   $      9,991   $     5,168   $      3,078   $ (62,526)    $ 30,537
                                                  ==========   ============   ===========   ============   =========     ========

See footnotes to the following table.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           SELECTED FINANCIAL INFORMATION:                          FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                               -------------------------------------------------------------------------------
                                                                                         TEMPERATURE-
                                                                           RESIDENTIAL   CONTROLLED
                                                 OFFICE     RESORT/HOTEL   DEVELOPMENT    LOGISTICS     CORPORATE
 (in thousands)                                SEGMENT(1)     SEGMENT      SEGMENT(2)      SEGMENT      AND OTHER      TOTAL
---------------------------------------------  ----------   ------------   -----------   ------------   ---------     --------
Total Property revenue                         $  118,761   $     39,291   $    61,973   $         --   $      --     $220,025
Total Property expense                             58,543         33,361        55,572             --          --      147,476
                                               ----------   ------------   -----------   ------------   ---------     --------
    Income from Property Operations            $   60,218   $      5,930   $     6,401   $         --   $      --     $ 72,549

Total other income (expense)                      (22,826)        (3,281)         (992)          (407)    (50,086)(3)  (77,592)
Minority interests and income taxes                  (117)         1,901          (469)            --          95        1,410
Discontinued operations -income, loss on
 real estate and impairment charges related
 to real estate assets                              3,733          1,645           (31)            --      (1,086)       4,261
                                               ----------   ------------   -----------   ------------   ---------     --------

    Net income (loss)                          $   41,008   $      6,195   $     4,909   $       (407)  $ (51,077)    $    628
                                               ----------   ------------   -----------   ------------   ---------     --------

Depreciation and amortization of real
 estate assets                                 $   25,985   $      5,806   $     1,308   $         --   $      --     $ 33,099
(Gain) loss on property sales, net                    (34)            --            --             --         512          478
Impairment charges related to real estate
 assets                                                --             --            --             --         990          990
Adjustments for investment in unconsolidated
  companies                                         2,596            355          (512)         5,486        (104)       7,821
Series A Preferred unit distributions                  --             --            --             --      (4,556)      (4,556)
Series B Preferred unit distributions                  --             --            --             --      (2,019)      (2,019)
                                               ----------   ------------   -----------   ------------   ---------     --------
Adjustments to reconcile net income (loss) to
 funds from operations - diluted               $   28,547   $      6,161   $       796   $      5,486   $  (5,177)    $ 35.813
                                               ----------   ------------   -----------   ------------   ---------     --------
Funds from operations available to partners
 before impairment charges related to real
 estate assets - diluted                       $   69,555   $     12,356   $     5,705   $      5,079   $ (56,254)    $ 36,441
Impairment charges related to real estate
 assets                                                --             --            --             --        (990)        (990)
                                               ----------   ------------   -----------   ------------   ---------     --------
Funds from operations available to partners
 after impairment charges related to real
 estate assets - diluted                       $   69,555   $     12,356   $     5,705   $      5,079   $ (57,244)    $ 35,451
                                               ==========   ============   ===========   ============   =========     ========

See footnotes to the following table.


          SELECTED FINANCIAL INFORMATION:                            FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                              -------------------------------------------------------------------------------
                                                                                       TEMPERATURE-
                                                                         RESIDENTIAL   CONTROLLED
                                               OFFICE     RESORT/HOTEL   DEVELOPMENT    LOGISTICS     CORPORATE
 (in thousands)                               SEGMENT(1)     SEGMENT      SEGMENT(2)      SEGMENT      AND OTHER       TOTAL
--------------------------------------------  ----------   ------------   -----------   ------------   ---------     ---------
Total Property revenue                        $  254,370   $     90,255   $   103,279   $         --   $      --     $ 447,904
Total Property expense                           119,194         75,903        92,323             --          --       287,420
                                              ----------   ------------   -----------   ------------   ---------     ---------
    Income from Property Operations           $  135,176   $     14,352   $    10,956   $         --   $      --     $ 160,484

Total other income (expense)                     (60,459)       (10,745)       (7,485)        (3,608)   (109,780)(3)  (192,077)
Minority interests and income taxes                 (719)         4,078         4,838             --      (1,207)        6,990
Discontinued operations -income, loss on
 real estate and impairment charges related
 to real estate assets                            (2,733)         3,968            47             --        (199)        1,083
Cumulative effect of a change in accounting
  principle                                           --             --            --             --        (428)         (428)
                                              ----------   ------------   -----------   ------------   ---------     ---------

    Net income (loss)                         $   71,265   $     11,653   $     8,356   $     (3,608)  $(111,614)    $ (23,948)
                                              ----------   ------------   -----------   ------------   ---------     ---------

Depreciation and amortization of real estate
 assets                                       $   62,121   $     11,368   $     2,934   $         --   $      --     $  76,423
(Gain) loss on property sales, net                 2,156             --            --             --         337         2,493
Impairment charges related to real estate
 assets                                            2,851             --            --             --          --         2,851
Adjustments for investment in unconsolidated
  companies                                        4,905             --            52         11,580          --        16,537
Series A Preferred unit distributions                 --             --            --             --     (11,742)      (11,742)
Series B Preferred unit distributions                 --             --            --             --      (4,038)       (4,038)
                                              ----------   ------------   -----------   ------------   ---------     ---------
Adjustments to reconcile net income (loss)
 to funds from operations available to
 partners - diluted                            $   72,033   $     11,368   $     2,986   $     11,580   $ (15,443)   $  85,524
                                               ----------   ------------   -----------   ------------   ---------    ---------
Funds from operations available to partners
 before impairment charges related to real
 estate assets - diluted                       $  143,298   $     23,021   $    11,342   $      7,972   $(127,057)   $  58,576
Impairment charges related to real estate
 assets                                            (2,851)            --            --             --          --       (2,851)
                                               ----------   ------------   -----------   ------------   ---------    ---------
Funds from operations available to partners
 after impairment charges related to real
 estate assets - diluted                       $  140,447   $     23,021   $    11,342   $      7,972   $(127,057)   $  55,725
                                               ==========   ============   ===========   ============   =========    =========

See footnotes to the following table.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SELECTED FINANCIAL INFORMATION:                              FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                   -----------------------------------------------------------------------------
                                                                                             TEMPERATURE-
                                                                               RESIDENTIAL   CONTROLLED
                                                     OFFICE     RESORT/HOTEL   DEVELOPMENT    LOGISTICS     CORPORATE
 (in thousands)                                    SEGMENT(1)     SEGMENT      SEGMENT(2)      SEGMENT      AND OTHER       TOTAL
-------------------------------------------------  ----------   ------------   -----------   ------------   ---------      --------
Total Property revenue                             $  239,608   $     90,554   $   105,694   $         --   $      --      $435,856
Total Property expense                                116,389         73,308        97,002             --          --       286,699
                                                   ----------   ------------   -----------   ------------   ---------      --------
    Income from Property Operations                $  123,219   $     17,246   $     8,692   $         --   $      --      $149,157

Total other income (expense)                          (48,679)        (7,187)       (2,665)         1,100    (103,512)(3)  (160,943)
Minority interests and income taxes                      (274)         2,538         2,324             --         435         5,023
Discontinued operations -income, loss on real
  estate and impairment charges related to
  real estate assets                                   (8,697)         3,059           (11)            --      (2,010)       (7,659)
                                                   ----------   ------------   -----------   ------------   ---------      --------

    Net income (loss)                              $   65,569   $     15,656   $     8,340   $      1,100   $(105,087)     $(14,422)
                                                   ----------   ------------   -----------   ------------   ---------      --------

Depreciation and amortization of real estate
  assets                                           $   55,392   $     11,582   $     2,426   $         --   $      --      $ 69,400
(Gain) loss on property sales, net                        (98)            --            --             --         802           704
Impairment charges related to real estate assets       15,000             --            --             --       3,018        18,018
Adjustments for investment in unconsolidated
  companies                                             5,418            749           227         10,996         (82)       17,308
Series A Preferred unit distributions                      --             --            --             --      (9,112)       (9,112)
Series B Preferred unit distributions                      --             --            --             --      (4,038)       (4,038)
                                                   ----------   ------------   -----------   ------------   ---------      --------
Adjustments to reconcile net income (loss) to
  funds from operations - diluted                  $   75,712   $     12,331   $     2,653   $     10,996   $  (9,412)     $ 92,280
                                                   ----------   ------------   -----------   ------------   ---------      --------
Funds from operations available to partners
  before impairment charges related to real
  estate assets - diluted                          $  141,281   $     27,987   $    10,993   $     12,096   $(114,499)     $ 77,858
Impairment charges related to real estate
  assets                                              (15,000)            --            --             --      (3,018)      (18,018)
                                                   ----------   ------------   -----------   ------------   ---------      --------
Funds from operations available to partners
  after impairment charges related to real
  estate assets - diluted                          $  126,281   $     27,987   $    10,993   $     12,096   $(117,517)     $ 59,840
                                                   ==========   ============   ===========   ============   =========      ========

See footnotes to the following table.

                                                                                    TEMPERATURE-
                                                       RESORT/       RESIDENTIAL     CONTROLLED   CORPORATE
                                         OFFICE         HOTEL        DEVELOPMENT      LOGISTICS      AND
(IN MILLIONS)                            SEGMENT       SEGMENT      SEGMENT(2)(4)      SEGMENT      OTHER         TOTAL
--------------------------------------  ----------   ------------   -------------   ------------  ---------      --------
Total Assets by Segment: (5) (6)
   Balance at June 30, 2004             $    2,619   $        495   $         798   $        207  $     336(7)   $  4,455
   Balance at December 31, 2003              2,503            468             707            300        329         4,307
Consolidated Property Level Financing:
   Balance at June 30, 2004                 (1,374)          (135)           (111)            --     (1,091)(8)    (2,711)
   Balance at December 31, 2003             (1,459)          (138)            (88)            --       (874)(8)    (2,559)
Consolidated Other Liabilities:
   Balance at June 30, 2004                   (172)           (45)           (162)            --        (36)         (415)
   Balance at December 31, 2003               (120)           (27)           (109)            --       (114)         (370)
Minority Interests:
   Balance at June 30, 2004                     (9)            (6)            (29)            --         --           (44)
   Balance at December 31, 2003                 (9)            (7)            (31)            --         --           (47)

----------

(1) The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $5.9 million and $0.9 million for the three months ended June 30, 2004 and 2003, respectively and $7.2 million and $2.9 million for the six months ended June 30, 2004 and 2003, respectively.

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

(4) The Operating Partnership's net book value for the Residential Development Segment includes total assets, consolidated property level financing, consolidated other liabilities and minority interest totaling $496 million at June 30, 2004. The primary components of net book value are $332 million for CRDI, consisting of Tahoe Mountain Resort properties of $192 million, Denver development properties of $61 million and Colorado Mountain development properties of $79 million, $132 million for Desert Mountain and $32 million for other land development properties.

(5) Total assets by segment are inclusive of investments in unconsolidated companies.

(6) Non-income producing land held for investment or development of $82.5 million by segment is as follows: Corporate $79.0 million and Resort/Hotel $3.5 million.

(7) Includes U.S. Treasury and government sponsored agency securities of $173.9 million.

(8) Inclusive of Corporate bonds, credit facility, the $75 million Fleet Term Loan and Funding II defeased debt.

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

         On March 31, 2004, the Operating Partnership acquired Dupont Centre, a 250,000 square foot Class A office property, located in the John Wayne Airport submarket of Irvine, California. The Operating Partnership acquired the Office Property for approximately $54.3 million, funded by a draw on the Operating Partnership's credit facility and subsequently placed a $35.5 million non-recourse first mortgage loan on the property. This Office Property is wholly-owned and included in the Operating Partnership's Office Segment.

         On May 10, 2004, the Operating Partnership completed the purchase of the remaining Hughes Center Office Property in Las Vegas, Nevada for approximately $18.3 million. The purchase was funded by a draw on the Operating Partnership's credit facility. This Office Property is wholly-owned and included in the Operating Partnership's Office Segment.


UNDEVELOPED LAND

         On March 1, 2004, in accordance with the agreement to acquire the Hughes Center Properties, the Operating Partnership completed the purchase of two tracts of undeveloped land in Hughes Center from the Rouse Company for $10.0 million. The purchase was funded by a $7.5 million loan from the Rouse Company and a draw on the Operating Partnership's credit facility.

5. DISCONTINUED OPERATIONS

         In accordance with SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of the assets sold or held for sale have been presented as "Income from discontinued operations," gain or loss on the assets sold or held for sale have been presented as "Loss on real estate from discontinued operations" and impairments on the assets sold or held for sale have been presented as "Impairment charges related to real estate assets from discontinued operations" in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.

ASSETS SOLD

         On March 23, 2004, the Operating Partnership completed the sale of the 1800 West Loop South Office Property in Houston, Texas. The sale generated proceeds, net of selling costs, of approximately $28.2 million and a net gain of approximately $0.2 million. The Operating Partnership previously recorded an impairment charge of approximately $16.4 million during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned.

         On March 31, 2004, the Operating Partnership sold its last remaining behavioral healthcare property. The sale generated proceeds, net of selling costs, of approximately $2.0 million and a net loss of approximately $0.4 million. This property was wholly-owned.

         On April 13, 2004, the Operating Partnership completed the sale of the Liberty Plaza Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $10.8 million and a net loss of approximately $0.2 million. The Operating Partnership previously recorded an impairment charge of approximately $4.3 million during the year

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned.

         On June 17, 2004, the Operating Partnership completed the sale of the Ptarmigan Place Office Property in Denver, Colorado. The sale generated proceeds, net of selling costs, of approximately $25.3 million and a net loss of approximately $2.4 million. The Operating Partnership previously recorded an impairment charge of approximately $0.6 million during the quarter ended March 31, 2004. In addition, the Operating Partnership completed the sale of approximately 3.0 acres of undeveloped land adjacent to Ptarmigan Place. The sale generated proceeds, net of selling costs, of approximately $2.9 million and a net gain of approximately $0.9 million. The proceeds from these sales were used to pay down a portion of the Operating Partnership's Bank of America Fund XII Term Loan. The property and adjacent land were wholly-owned.

         On June 29, 2004, the Operating Partnership completed the sale of the Addison Tower Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $8.8 million and a net gain of approximately $0.2 million. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned.

ASSETS HELD FOR SALE

         The following Properties are classified as held for sale as of June 30, 2004.

                        PROPERTY                              LOCATION
           -------------------------------------     --------------------------
           12404 Park Central(1)                     Dallas, Texas
           5050 Quorum(1)                            Dallas, Texas
           Albuquerque Plaza(2)                      Albuquerque, New Mexico
           Hyatt Regency Albuquerque(2)              Albuquerque, New Mexico
           Denver Marriot City Center                Denver, Colorado

           ----------
           (1)  This property was sold in July 2004.

           (2) The Operating Partnership has entered into a contract to sell this property. The sale is expected to close in the third quarter of 2004.

OFFICE SEGMENT

         As of June 30, 2004, the Operating Partnership determined that 3333 Lee Parkway, in the Uptown/Turtle Creek submarket in Dallas, Texas was no longer held for sale due to the Property no longer being actively marketed for sale due to changes in market conditions. The Property has been reclassified from "Properties held for disposition, net" to "Land," "Building and improvements, net of accumulated depreciation," and "Other assets, net" in the accompanying Consolidated Balance Sheets with a net book value of $14.3 million at June 30, 2004. In addition, approximately $0.1 million has been reclassified from "Income from discontinued operations" to "Office Property revenue," "Office Property real estate taxes," "Office Property operating expenses" and "Depreciation and Amortization" in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2004.


SUMMARY OF ASSETS HELD FOR SALE

         The following table indicates the major asset classes of the properties held for sale.

              (in thousands)                     JUNE 30, 2004(1)   DECEMBER 31, 2003(2)
              ---------------------------------  ----------------   --------------------
              Land                               $          3,328   $             13,924
              Buildings and improvements                  156,099                241,363
              Furniture, fixtures and equipment            19,519                 18,822
              Accumulated depreciation                    (43,150)               (60,321)
              Other assets, net                             2,537                  5,998
                                                 ----------------   --------------------
              Net investment in real estate      $        138,333   $            219,786
                                                 ================   ====================

   ----------

   (1) Includes three Office Properties, two Resort/Hotel Properties and other assets.

   (2) Includes seven Office Properties, two Resort/Hotel Properties, one behavioral healthcare property and other assets.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following tables present total revenues, operating and other expenses, depreciation and amortization, impairments of real estate assets and realized loss on sale of properties for the six months ended June 30, 2004 and 2003, for properties included in discontinued operations.

                                                         FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,
                                                        ---------------------------
     (in thousands)                                          2004          2003
     -------------------------------------------------  ------------   ------------
     Total revenues                                     $     32,526   $     43,991
     Operating and other expenses                            (23,883)       (27,963)
     Depreciation and amortization                            (2,209)        (6,481)
                                                        ------------   ------------
     Income from discontinued operations                $      6,434   $      9,547
                                                        ============   ============

                                                         FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,
                                                        ---------------------------
     (in thousands)                                        2004           2003
     -------------------------------------------------  ------------   ------------
     Impairment charges related to real estate assets   $     (2,851)  $    (16,818)
                                                        ============   ============

                                                         FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,
                                                        ---------------------------
     (in thousands)                                         2004           2003
     -------------------------------------------------  ------------   ------------
     Realized loss on sale of properties                $     (2,500)  $       (388)
                                                        ============   ============

6. OTHER TRANSACTIONS

         On June 28, 2004, the Operating Partnership completed a transaction related to the Fountain Place Office Property with Crescent FP Investors, L.P., ("FP Investors"), a limited partnership that is owned 99.9% by LB FP L.L.C., an affiliate of Lehman Brothers Holding, Inc., (the affiliate is referred to as "Lehman"), and 0.1% by the Operating Partnership. In the transaction, the Fountain Place Office Property was, for tax purposes, sold to FP Investors for $168.2 million, including the assumption by FP Investors of a new $90.0 million loan from Lehman Capital. The Operating Partnership received net proceeds of approximately $78.2 million. This transaction resulted in the completion of a reverse Section 1031 like-kind exchange associated with the Operating Partnership's prior purchase of a portion of the Hughes Center office portfolio.

         Included in the terms of this transaction is a provision which provides Lehman the unconditional right to require the Operating Partnership to purchase Lehman's interest in FP Investors for an agreed upon fair value of $79.9 million at any time until November 30, 2004. For GAAP purposes, under SFAS No. 66, "Accounting for Sales of Real Estate," this unconditional right, or contingency, results in the transaction requiring accounting associated with a financing transaction. As a result, no gain has been recorded on the transaction and the Operating Partnership's accompanying financial statements continue to include the Office Property, related debt and operations until expiration of the contingency. The fair value of the contingency, $79.9 million, is included in the "Accounts payable, accrued expenses and other liabilities" line item in the Operating Partnership's Consolidated Balance Sheet at June 30, 2004.

         Also on June 28, 2004, the Operating Partnership paid off the $220.0 million Deutsche Bank - CMBS loan with proceeds from the Fountain Place Office Property transaction and a draw on the Operating Partnership's revolving credit facility. See Note 9, "Notes Payable and Borrowings Under Credit Facility," for further information relating to the $90.0 million loan with Lehman Capital, secured by the Fountain Place Office Property.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"), as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. The Operating Partnership has no interest in COPI or AmeriCold Logistics. On March 2, 2004, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the deferred rent period to December 31, 2005, from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003, on March 7, 2003.

         Under terms of the leases, AmeriCold Logistics elected to defer $26.9 million of the total $78.9 million of rent payable for the six months ended June 30, 2004. The Operating Partnership's share of the deferred rent was $10.8 million. The Operating Partnership recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $10.8 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the six months ended June 30, 2004. As of June 30, 2004, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $109.3 million and $101.2 million, respectively, of which the Operating Partnership's portions were $43.7 million and $40.5 million, respectively.

         As a result of the continuing inability of AmeriCold Logistics to pay the full amount of the rent due under the leases without deferral elections, the Operating Partnership anticipates that the Temperature-Controlled Logistics Corporation may restructure the leases in 2004, although it is under no obligation to do so.

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

         For information regarding the planned sale of COPI's interest in AmeriCold Logistics, see Note 16, "COPI."

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C.

         On January 20, 2004, VCQ purchased $6.1 million of trade receivables from Americold Logistics at a 2% discount. VCQ used cash from a $6.0 million contribution from its owners, of which approximately $2.4 million represented the Operating Partnership's contribution for the purchase of the trade receivables. The receivables were collected during the first quarter of 2004. On March 29, 2004, VCQ purchased an additional $4.1 million of receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of the trade receivables previously purchased. The remaining $2.0 million was distributed to its owners, of which $0.8 million was received by the Operating Partnership on April 1, 2004. On July 2, 2004, VCQ purchased an additional $6.0 million of receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of the trade receivables previously purchased.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENTS IN UNCONSOLIDATED COMPANIES

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and investments as of June 30, 2004.

                                                                                                OPERATING PARTNERSHIP'S
                                                                                                       OWNERSHIP
                        ENTITY                                     CLASSIFICATION                 AS OF JUNE 30, 2004
----------------------------------------------------  ------------------------------------   -------------------------
Main Street Partners, L.P.                            Office (Bank One Center-Dallas)                      50.0%(1)
Crescent Miami Center, L.L.C.                         Office (Miami Center - Miami)                        40.0%(2)
Crescent Five Post Oak Park L.P.                      Office (Five Post Oak - Houston)                     30.0%(3)
Crescent One BriarLake Plaza, L.P.                    Office (BriarLake Plaza - Houston)                   30.0%(4)
Crescent 5 Houston Center, L.P.                       Office (5 Houston Center-Houston)                    25.0%(5)
Austin PT BK One Tower Office Limited Partnership     Office (Bank One Tower-Austin)                       20.0%(6)
Houston PT Three Westlake Office Limited Partnership  Office (Three Westlake Park - Houston)               20.0%(6)
Houston PT Four Westlake Office Limited Partnership   Office (Four Westlake Park-Houston)                  20.0%(6)
Vornado Crescent Carthage and KC Quarry, L.L.C.       Temperature-Controlled Logistics                     56.0%(7)
Vornado Crescent Portland Partnership                 Temperature-Controlled Logistics                     40.0%(8)
Blue River Land Company, L.L.C.                       Other                                                50.0%(9)
Canyon Ranch Las Vegas, L.L.C.                        Other                                                50.0%(10)
EW Deer Valley, L.L.C.                                Other                                                41.7%(11)
CR License, L.L.C.                                    Other                                                30.0%(12)
CR License II, L.L.C.                                 Other                                                30.0%(13)
SunTx Fulcrum Fund, L.P.                              Other                                                23.5%(14)
SunTx Capital Partners, L.P.                          Other                                                14.4%(15)
G2 Opportunity Fund, L.P. ("G2")                      Other                                                12.5%(16)

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

     (7) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

     (8) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

     (9) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Operating Partnership. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

     (10) Of the remaining 50% interest in Canyon Ranch Las Vegas, L.L.C., 35% is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties and 15% is owned by the Operating Partnership through its investment in CR License II, L.L.C. Canyon Ranch Las Vegas, L.L.C. operates a Canyon Ranch spa in a hotel in Las Vegas.

     (11) The remaining 58.3% interest in EW Deer Valley, L.L.C. is owned by parties unrelated to the Operating Partnership. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

     (12) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties. CR License, L.L.C. owns the licensing agreement related to certain Canyon Ranch trade names and trademarks.

     (13) The remaining 70% interest in CR License II, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties. CR License II, L.L.C. and its wholly-owned subsidiaries provide management and development consulting services to a variety of entities in the hospitality, real estate, and health and wellness industries.

     (14) Of the remaining 76.5% of SunTx Fulcrum Fund, L.P., 37.1% is owned by SunTx Capital Partners, L.P. and the remaining 39.4% is owned by a group of individuals unrelated to the Operating Partnership. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation.

     (15) SunTx Capital Partners, L.P. is the general Partner of the SunTx Fulcrum Fund, L.P. The remaining 85.6% interest in SunTx Capital Partners, L.P. is owned by parties unrelated to the Operating Partnership.

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Balance Sheets as of June 30, 2004:

            o Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

            o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ; and

            o Other - This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

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

            o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ; and

            o Other - This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2.

         Summary Statements of Operations for the six months ended June 30, 2004:

            o Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

            o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ; and

            o Other - This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

         Summary Statements of Operations for the six months ended June 30, 2003:

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

            o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

            o  The Woodlands Land Development Company, L.P.; and

            o Other - This includes Manalapan Hotel Partners, L.L.C., Blue River Land Company, L.L.C., CR License, L.L.C., CR License II, L.L.C., the Woodlands Operating Company and Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



BALANCE SHEETS:

                                                                     AS OF JUNE 30, 2004
                                        ---------------------------------------------------------------------------------------
                                                                   TEMPERATURE-
                                                                    CONTROLLED
(in thousands)                                OFFICE                 LOGISTICS                OTHER                 TOTAL
---------------------------------       -------------------     -------------------      ---------------      -----------------
Real estate, net                        $          746,581      $        1,159,563
Cash                                                27,015                  19,626
Other assets                                        61,906                 105,269
                                        -------------------     -------------------
   Total assets                         $          835,502      $        1,284,458
                                        ===================     ===================

Notes payable                           $          513,245      $          778,108
Notes payable to the Operating
Partnership                                             --                      --
Other liabilities                                   32,029                   7,506
Equity                                             290,228                 498,844
                                        -------------------     -------------------
   Total liabilities and equity         $          835,502      $        1,284,458
                                        ===================     ===================

Operating Partnership's share
   of unconsolidated debt               $          171,654      $          311,243       $        1,545       $        484,442
                                        ===================     ===================      ===============      =================

Operating Partnership's
   investments in
   unconsolidated companies             $           97,442      $          207,073       $       42,122       $        346,637
                                        ===================     ===================      ===============      =================

BALANCE SHEETS:


                                                                   AS OF DECEMBER 31, 2003
                                        ---------------------------------------------------------------------------------------
                                                                   TEMPERATURE-
                                                                    CONTROLLED
(in thousands)                                OFFICE                LOGISTICS                 OTHER                 TOTAL
---------------------------------       -------------------     -------------------      ---------------      -----------------
Real estate, net                        $          754,882      $        1,187,387
Cash                                                31,309                  12,439
Other assets                                        51,219                  88,668
                                        -------------------     -------------------
   Total assets                         $          837,410      $        1,288,494
                                        ===================     ===================

Notes payable                           $          515,047      $          548,776
Notes payable to the Operating
Partnership                                             --                      --
Other liabilities                                   29,746                  11,084
Equity                                             292,617                 728,634
                                        -------------------     -------------------
   Total liabilities and equity         $          837,410      $        1,288,494
                                        ===================     ===================

Operating Partnership's share
   of unconsolidated debt               $          172,376      $          219,511       $        2,495       $        394,382
                                        ===================     ===================      ===============      =================

Operating Partnership's
   investments in
   unconsolidated companies             $           99,139      $          300,917       $       40,538       $        440,594
                                        ===================     ===================      ===============      =================

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SUMMARY STATEMENTS OF OPERATIONS:

                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                            ---------------------------------------------------------------
                                                           TEMPERATURE-
                                                            CONTROLLED
(in thousands)                                 OFFICE        LOGISTICS            OTHER           TOTAL
------------------------------------------  -------------  -------------      -------------   -------------
Total revenues                              $      65,062  $      57,078
Expenses:
   Operating expense                               27,414         12,205(2)
   Interest expense                                15,062         25,358
   Depreciation and amortization                   15,088         29,179
   Taxes and other (income) expense                    --         (2,148)
                                            -------------   -------------
Total expenses                              $      57,564  $      64,594
                                            -------------   -------------


Net income, impairments and gain
   (loss) on real estate from discontinued
   operations                               $       7,498  $      (7,516)
                                            =============   =============

Operating Partnership's equity in net
   income (loss) of unconsolidated
   companies                                $       1,690  $      (3,608)     $      (1,135)  $      (3,053)
                                            =============  =============      =============   =============


SUMMARY STATEMENTS OF OPERATIONS:

                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                            --------------------------------------------------------------------------
                                                                               THE
                                                                             WOODLANDS
                                                                                LAND
                                                            TEMPERATURE-     DEVELOPMENT
                                                            CONTROLLED         COMPANY,
(in thousands)                                  OFFICE       LOGISTICS         L.P.(1)           OTHER         TOTAL
------------------------------------------  -------------  -------------    -------------   -------------  -----------
Total revenues                              $      67,058  $      63,441    $      54,434
Expenses:
   Operating expense                               29,870         12,384(2)        42,552
   Interest expense                                12,547         20,572            3,508
   Depreciation and amortization                   15,181         29,362            3,288
   Taxes and other (income) expense                    --         (1,418)              --
                                            -------------   -------------   -------------
Total expenses                              $      57,598  $      60,900    $      49,348
                                            -------------   -------------   -------------


Net income, impairments and gain
   (loss) on real estate from discontinued
   operations                               $       9,460  $       2,541   $       5,086
                                            =============   =============  =============

Operating Partnership's equity in net
   income (loss) of unconsolidated
   companies                                $       3,322  $       1,101   $       2,670   $       1,150  $       8,243
                                            =============  =============   =============   =============  =============


(1) The Operating Partnership sold its interest in The Woodlands Land Development Company, L.P. on December 31, 2003.

(2) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the total combined assets).

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


UNCONSOLIDATED DEBT ANALYSIS

         The following table shows, as of June 30, 2004, information about the Operating Partnership's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                                                OPERATING
                                                                PARTNERSHIP
                                                    BALANCE     SHARE OF        INTEREST
                                                  OUTSTANDING    BALANCE AT     RATE AT
DESCRIPTION                                       AT JUNE 30,    JUNE 30,       JUNE 30,                        FIXED/VARIABLE
                                                      2004        2004          2004          MATURITY DATE    SECURED/UNSECURED
                                                  ------------  -----------  -------------   -----------------  ----------------
                                                 (in thousands)
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
  Vornado Crescent-Portland Partnership - 40%
      Operating Partnership
         Goldman Sachs (1)                         $  489,910 $    195,964      6.89%           5/11/2023       Fixed/Secured
         Morgan Stanley (2)                           252,707      101,083      4.24%            4/9/2009       Variable/Secured
         Various Capital Leases                        35,441       14,176     4.84 to           6/1/2006 to   Fixed/Secured
                                                                                13.63%           4/1/2017
         Bank of New York                                  50           20      12.88%           5/1/2008       Fixed/Secured
                                                  ------------  -----------
                                                      778,108      311,243
                                                  ------------  -----------
OFFICE SEGMENT:
   Main Street Partners, L.P. - 50%                   129,352       64,676      5.48%           12/1/2004       Variable/Secured
      Operating Partnership (3)(4)

   Crescent 5 Houston Center, L.P. - 25%               90,000       22,500      5.00%           10/1/2008       Fixed/Secured
      Operating Partnership

   Crescent Miami Center, LLC - 40%
      Operating Partnership                            81,000       32,400      5.04%           9/25/2007       Fixed/Secured

   Crescent One BriarLake Plaza, L.P. - 30%            50,000       15,000      5.40%           11/1/2010       Fixed/Secured
      Operating Partnership

   Houston PT Four Westlake Office Limited
      Partnership - 20% Operating Partnership          47,752        9,550      7.13%            8/1/2006       Fixed/Secured

   Crescent Five Post Oak Park, L.P. - 30%             45,000       13,500      4.82%            1/1/2008       Fixed/Secured
      Operating Partnership

   Austin PT BK One Tower Office Limited
      Partnership - 20% Operating Partnership          37,141        7,428      7.13%            8/1/2006       Fixed/Secured

   Houston PT Three Westlake Office Limited
      Partnership - 20% Operating Partnership          33,000        6,600      5.61%            9/1/2007       Fixed/Secured
                                                  ------------  -----------
                                                      513,245      171,654
                                                  ------------  -----------
RESIDENTIAL SEGMENT:

  Blue River Land Company, L.L.C. - 50%                                         4.35%           12/31/2004      Variable/Secured
    Operating Partnership (5)                           3,089        1,545
                                                  ------------  -----------

TOTAL UNCONSOLIDATED DEBT                           1,294,442      484,442
                                                  ============  ===========
FIXED RATE/WEIGHTED AVERAGE                                                     6.63%              13.5 years

VARIABLE RATE/WEIGHTED AVERAGE                                                  4.72%               3.1 years
                                                                             -------         ----------------
TOTAL WEIGHTED AVERAGE                                                          5.97%               9.9 years
                                                                             =======         ================

----------

(1) URS Real Estate, L.P. and AmeriCold Real Estate, L.P., subsidiaries of the Temperature-Controlled Logistics Corporation, expect to repay this note on the Optional Prepayment Date of April 11, 2008. The overall weighted average maturity would be 3.74 years based on this date.

(2) On February 5, 2004, the Temperature-Controlled Logistics Corporation completed a mortgage financing with Morgan Stanley Mortgage Capital, Inc., secured by twenty-one of its owned and seven of its leased properties. The loan bears interest at LIBOR + 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. In connection with this loan, the Operating Partnership entered into an interest-rate cap agreement with a maximum LIBOR of 6.5% on the entire loan.

(3) Senior Note - Note A: $81.4 million at variable interest rate, LIBOR + 189 basis points, $4.8 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $23.9 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.2 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. In connection with this loan, the Operating Partnership entered into an interest-rate cap agreement with a maximum LIBOR of 4.52% on all notes. All notes are amortized based on a 25-year schedule.

(4) The Operating Partnership and its joint venture partner each obtained separate Letters of Credit to guarantee the repayment of up to $4.3 million each of principal of the Main Street Partners, L.P. loan.

(5) The variable rate loan has an interest rate of LIBOR + 300 basis points. A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides an unconditional guarantee of up to 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $3.1 million outstanding at June 30, 2004 and the amount guaranteed was $2.2 million.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY

          The following is a summary of the Operating Partnership's debt financing at June 30, 2004:

SECURED DEBT

                                                                                                                   JUNE 30, 2004
                                                                                                                   ---------------
                                                                                                                    (in thousands)
AEGON Partnership Note due July 2009, bears interest at 7.53% with monthly principal and interest payments
based on a 25-year amortization schedule, secured by the Funding III, IV and V Properties (Greenway Plaza) .......     $ 257,403

Bank of America Fund XII Term Loan due January 2006, bears interest at LIBOR plus 225 basis points (at June
30, 2004, the interest rate was 3.42%), with a two-year interest-only term and a one-year extension option,
secured by the Funding XII Properties ............................................................................       235,192

LaSalle Note I(1) due August 2027, bears interest at 7.83% with monthly principal and interest payments based
on a 25-year amortization schedule, secured by the Funding I Properties ..........................................       233,460

JP Morgan Mortgage Note(2) bears interest at 8.31% with monthly principal and interest payments based on a
25-year amortization schedule through maturity in October 2016, secured by the Houston Center mixed-use
Office Property Complex ..........................................................................................       189,074

Fleet Fund I Term Loan due May 2005, bears interest at LIBOR plus 350 basis points (at June 30, 2004, the
interest rate was 4.63%), with a four-year interest-only term, secured by equity interests in Funding I ..........       160,000

LaSalle Note II bears interest at 7.79% with monthly principal and interest payments based on a 25-year
amortization schedule through maturity in March 2006, secured by defeasance investments(3) ......................        158,539

Lehman Capital Note(4) due March 2005, bears interest at the 30-day LIBOR rate plus 150 basis points (at
June 30, 2004, the interest rate was 2.82%), with a nine-month interest-only term, secured by the Fountain
Place Office Property ............................................................................................        90,000

Fleet Term Loan due February 2007, bears interest at LIBOR rate plus 450 basis points (at June 30, 2004, the interest rate was 5.69%) with an interest only term, secured by excess cash flow distributions from Funding
III, Funding IV and Funding V ....................................................................................        75,000

Cigna Note due June 2010, bears interest at 5.22% with an interest-only term, secured by the 707 17th Street
Office Property and the Denver Marriott City Center ..............................................................        70,000

Bank of America Note due May 2013, bears interest at 5.53% with an initial 2.5-year interest-only term
(through November 2005), followed by monthly principal and interest payments based on a 30-year amortization
schedule, secured by The Colonnade Office Property................................................................        38,000

Mass Mutual Note(5) due August 2006, bears interest at 7.75% with principal and interest payments based on a
25-year amortization schedule, secured by the 3800 Hughes Parkway Office Property.................................        37,936

Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest
payments based on a 25-year amortization schedule, secured by the Datran Center Office Property...................        37,177

Metropolitan Life Note VII due May 2011, bears interest at 4.31% with monthly interest only payments based on
a 25-year amortization schedule, secured by the Dupont Centre Office Property.....................................        35,500

National Bank of Arizona Revolving Line of Credit(6) with maturities ranging from November 2004 to December
2005, bears interest ranging from 4.00% to 5.00%, secured by certain DMDC assets..................................        34,951

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                    JUNE 30, 2004
                                                                                                                   ---------------
                                                                                                                    (in thousands)
SECURED DEBT (CONTINUED)

Northwestern Life Note due November 2008, bears interest at 4.94% with an interest-only term, secured by the
301 Congress Avenue Office Property ..............................................................................        26,000

Allstate Note(5) due September 2010, bears interest at 6.65% with principal and interest payments based on a
25-year amortization schedule, secured by the 3993 Hughes Parkway Office Property ................................        25,864

Metropolitan Life Note VI(5) due October 2009, bears interest at 7.71% with principal and interest payments
based on a 25-year amortization schedule, secured by the 3960 Hughes Parkway Office Property .....................        24,363

Northwestern Life Note II(5) due July 2007, bears interest at 7.40% with monthly principal and interest
payments based on a 25-year amortization schedule, secured by the 3980 Howard Hughes Parkway Office Property .....        10,451

FHI Finance Loan bears interest at LIBOR plus 450 basis points (at June 30, 2004, the interest rate was
5.63%), with an initial interest-only term until the Net Operating Income Hurdle Date(7), followed by monthly principal and interest payments based on a 20-year amortization schedule through maturity in September 2009,
secured by the Sonoma Mission Inn & Spa ..........................................................................        10,000

Woodmen of the World Note due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through November 2006), followed by monthly principal and interest payments based on a 25-year
amortization schedule, secured by the Avallon IV Office Property .................................................         8,500

Nomura Funding VI Note(8) due July 2020 bears interest at 10.07% with monthly principal and interest payments
based on a 25-year amortization schedule, secured by the Funding VI Property .....................................         7,758

The Rouse Company Note due December 2005 bears interest at prime rate plus 100 basis points (at June 30,
2004, the interest rate was 5.0%) with an interest-only term, secured by undeveloped land in Hughes Center .......         7,500

Wells Fargo note due September 2004, bears interest at LIBOR rate plus 200 basis points (at June 30, 2004,
the interest rate was 3.23%), with an interest-only term, secured by 3770 Howard Hughes Parkway Office Property ..         4,774

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 2.9%
to 10.50% at June 30, 2004, with maturities ranging between July 2004 and February 2009, secured by various
CRDI and MVDC projects(9) ........................................................................................        75,707

UNSECURED DEBT

2009 Notes bear interest at a fixed rate of 9.25% with a seven-year interest-only term, due April 2009 with a
call date of April 2006 ..........................................................................................       375,000

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due September 2007 .........       250,000

Credit Facility(10) interest only due May 2005, bears interest at LIBOR plus 212.5 basis points (at June 30,
2004, the interest rate was 3.36%) ...............................................................................       232,500
                                                                                                                    ------------

   Total Notes Payable ...........................................................................................  $  2,710,649
                                                                                                                    ============

-------------

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

(2) In October 2006, the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177.8 million.

(3) In December 2003 and January 2004, the Operating Partnership purchased a total of $179.6 million in U.S. Treasuries and government sponsored agency securities ("defeasance investments") to substitute as collateral for this loan. The cash flow from the defeasance investments (principal and interest) will match the total debt service payments of this loan.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) The Operating Partnership's obligations under this loan were transferred to FP Investors L.L.C. as part of the transaction in connection with the Fountain Place Office Property. See Note 6, "Other Transactions," for further information regarding this transaction.

(5) The Operating Partnership assumed these loans in connection with the Hughes Center acquisitions. The following table lists the premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at June 30, 2004 and the effective interest rate of the debt including the premium.

                              (dollars in thousands)
                             -----------------------------------------------------------
                                        Loan                Premium      Effective Rate
                             -------------------------  ---------------  ---------------
                             Mass Mutual Note ........  $         3,020        3.47%
                             Allstate Note ...........            1,588        5.19%
                             Metropolitan Life Note VI            2,139        5.68%
                             Northwestern Life Note II              953        3.80%
                                                        ---------------
                                Total ..............    $         7,700
                                                        ===============

     The $7.7 million was recorded as an increase in the carrying amount of the underlying debt and is being amortized as a reduction of interest expense through maturity of the underlying debt.

(6) This facility is a $37.6 million line of credit secured by certain DMDC land and asset improvements ("revolving credit facility"), notes receivable ("warehouse facility") and additional land ("short-term facility"). The line restricts the revolving credit facility to a maximum outstanding amount of $26.0 million and is subject to certain borrowing base limitations and bears interest at prime (at June 30, 2004, the interest rate was 4.0%). The warehouse facility bears interest at prime plus 100 basis points (at June 30, 2004, the interest rate was 5.0%) and is limited to $10.0 million. The short-term facility bears interest from prime plus 50 basis points to prime plus 100 basis points (at June 30, 2004, the interest rates were 4.5% to 5.0%) and is limited to $1.6 million. The blended rate at June 30, 2004, for the revolving credit facility, the warehouse facility and the short-term facility was 4.3%.

(7) The Operating Partnership's joint venture partner, which owns a 19.9% interest in the Sonoma Mission Inn & Spa, had funded $10.0 million of renovations at the Sonoma Mission Inn & Spa through a mezzanine loan. The Net Operating Income Hurdle Date, as defined in the loan agreement, is the date as of which the Sonoma Mission Inn & Spa has achieved an aggregate Adjusted Net Operating Income, as defined in the loan agreement, of $12 million for a period of 12 consecutive calendar months.

(8) In July 2010, the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (July 2010) by making a final payment of approximately $6.1 million.

(9) Includes $14.6 million of fixed rate debt ranging from 2.9% to 10.5% and $61.1 million of variable rate debt ranging from 3.4% to 4.5%.

(10) The $400.0 million Credit Facility with Fleet is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage, minimum tangible net worth, and specific mix of office and hotel assets and average occupancy of Office Properties. At June 30, 2004, the maximum borrowing capacity under the credit facility was $392.0 million. The outstanding balance excludes letters of credit issued under the Operating Partnership's credit facility of $7.6 million which reduce the Operating Partnership's maximum borrowing capacity.

         On June 28, 2004, the Operating Partnership paid off the $220.0 million Deutsche Bank-CMBS loan with proceeds from the Fountain Place transaction and a draw on the Operating Partnership's credit facility. See Note 6, "Other Transactions," for additional information regarding the Fountain Place transaction. The loan was secured by the Funding X Properties and Spectrum Center. In July 2004, the Operating Partnership unwound the $220.0 million interest rate cap with JP Morgan Chase that corresponded to this loan.

         The following table shows information about the Operating Partnership's consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or the Operating Partnership's anticipated payoff dates.

                                                                 WEIGHTED
                                             PERCENTAGE           AVERAGE           WEIGHTED AVERAGE
    (in thousands)           BALANCE         OF DEBT (1)            RATE               MATURITY (2)
    ------------------  ----------------  ----------------    ----------------      ----------------
    Fixed Rate Debt     $      1,799,628                66%               7.81%            7.6 years
    Variable Rate Debt           911,021                34                3.80             1.2 years
                        ----------------  ----------------    ----------------      ----------------
    Total Debt          $      2,710,649             100.0%               6.48%(3)         5.1 years
                        ================  ================    ================      ================

    ----------
    (1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $400.0 million of hedged variable rate debt, are 81% and 19%, respectively.

    (2) Excludes effect of extension options on Bank of America Fund XII Term Loan and expected early payment of LaSalle Note I, JP Morgan Mortgage Note, or the Nomura Funding VI Note.

    (3) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 6.82%.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Listed below are the aggregate principal payments by year required as of June 30, 2004 under indebtedness of the Operating Partnership. Scheduled principal installments and amounts due at maturity are included and are based on contractual maturities and do not include extension options.

                                    SECURED                              UNSECURED DEBT LINE
    (in thousands)                    DEBT            UNSECURED DEBT          OF CREDIT             TOTAL(1)
    -----------------------    ------------------    ----------------    --------------------   ------------------
    2004                       $           45,319    $             --    $                 --   $          45,319
    2005                                  370,526                  --                 232,500             603,026
    2006                                  459,134                  --                      --             459,134
    2007                                  109,888             250,000                      --             359,888
    2008                                   47,321                  --                      --              47,321
    Thereafter                            820,961             375,000                      --           1,195,961
                               ------------------    ----------------    --------------------   -----------------
                               $        1,853,149    $        625,000    $            232,500   $       2,710,649
                               ==================    ================    ====================   =================

----------
(1) Excludes effect of extension options on Bank of America Fund XII Term Loan and expected early payment of LaSalle Note I, JP Morgan Mortgage Note, or the Nomura Funding VI Note.

         The Operating Partnership is generally obligated by its debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under the Operating Partnership's loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for the Operating Partnership's secured debt, foreclosure on the property securing the debt. In addition, a default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, 2007 Notes, 2009 Notes, the Bank of America Fund XII Term Loan, the Fleet Fund I Term Loan and the Fleet Term Loan after the notice and cure periods for the other indebtedness have passed. As of June 30, 2004, no event of default had occurred, and the Operating Partnership was in compliance with all covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the six months ended June 30, 2004, there were no circumstances that required prepayment or increased collateral related to the Operating Partnership's existing debt.

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

         In addition to the subsidiaries listed in Note 1, "Organization and Basis of Presentation," certain other subsidiaries of the Operating Partnership and the Company were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated by the Operating Partnership or the Company, and are grouped based on the Properties to which they relate, are: Funding I Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); 707 17th Street (Crescent 707 17th Street, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L.P., CRE Management X, LLC); Funding XII Properties (CREF XII Parent GP, LLC, CREF XII Parent L.P., CREF XII Holding GP, LLC, CREF Holdings, L.P., CRE Management XII, LLC); Spectrum Center (Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC), The BAC-Colonnade (CEI Colonnade Holdings, LLC), and Crescent Finance Company.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. CASH FLOW HEDGES

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of June 30, 2004, the Operating Partnership had three cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Operating Partnership's interest rate swaps designated as cash flow hedge agreements during the six months ended June 30, 2004, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                                    CHANGE IN
                  NOTIONAL    MATURITY       REFERENCE       FAIR MARKET         ADDITIONAL      UNREALIZED GAINS
EFFECTIVE DATE     AMOUNT        DATE          RATE             VALUE         INTEREST EXPENSE    (LOSSES) IN OCI
---------------- ------------ ----------    -----------    ---------------   ------------------  -----------------
(in thousands)
   4/18/00       $ 100,000       4/18/04       6.76%       $            --   $         1,712     $         1,695
   2/15/03         100,000       2/15/06       3.26%                 (775)             1,082               1,570
   2/15/03         100,000       2/15/06       3.25%                 (771)             1,081               1,569
   9/02/03         200,000       9/01/06       3.72%               (2,749)             2,649               3,848
                                                           --------------    ---------------     ---------------
                                                           $       (4,295)   $         6,524     $         8,682
                                                           ==============    ===============     ===============

         In addition, two of the Operating Partnership's unconsolidated companies have cash flow hedge agreements of which the Operating Partnership's portion of change in unrealized gains reflected in OCI was approximately $0.4 million for the six months ended June 30, 2004.

         The Operating Partnership has designated its cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that re-prices closest to the reset dates of each cash flow hedge agreement. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in OCI. The effective portion that has been deferred in OCI will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge in conformity with SFAS No. 133, as amended. The Operating Partnership had no ineffectiveness related to its cash flow hedges, resulting in no earnings impact due to ineffectiveness for the six months ended June 30, 2004.

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

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. COMMITMENTS AND CONTINGENCIES

GUARANTEE COMMITMENTS

         The FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requiring a guarantor to disclose its guarantees. The Operating Partnership's guarantees in place as of June 30, 2004 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Operating Partnership to provide additional collateral to support the guarantees. The Operating Partnership has not recorded a liability associated with these guarantees as they were entered into prior to the adoption of FIN 45.

                                                                       GUARANTEED AMOUNT
                                                                        OUTSTANDING AT           MAXIMUM GUARANTEED
                                                                         JUNE 30, 2004                 AMOUNT
                                                                      --------------------      -------------------
DEBTOR                                                                               (in thousands)
CRDI - Eagle Ranch Metropolitan District - Letter of Credit (1)       $              7,583      $             7,583
Blue River Land Company, L.L.C.(2) (3)                                               2,162                    6,300
Main Street Partners, L.P. - Letter of Credit (2) (4)                                4,250      $             4,250
                                                                      --------------------      -------------------
Total Guarantees                                                      $             13,995      $            18,133
                                                                      ====================      ===================

----------

(1) The Operating Partnership provides a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2) See Note 8, "Investments in Unconsolidated Companies," for a description of the terms of this debt.

(3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides an unconditional guarantee of up to 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $3.1 million outstanding at June 30, 2004 and the amount guaranteed was $2.2 million.

(4) The Operating Partnership and its joint venture partner each obtained separate Letters of Credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

OTHER COMMITMENTS

         In 2003, the Operating Partnership entered into a one year option agreement for the future sale of approximately 1.5 acres of undeveloped investment land located in Houston, Texas, for approximately $7.8 million. The Operating Partnership received $0.01 million of consideration in 2003. The option agreement may be extended up to four years on a yearly basis at the option of the prospective purchaser for additional consideration.

         See Note 16, "COPI," for a description of the Operating Partnership's commitments related to the agreement with COPI, executed on February 14, 2002.

CONTINGENCIES

         See Note 6, "Other Transactions," for information on the Operating Partnership's $79.9 million contingent obligation included in the "Accounts payable, accrued expenses and other liabilities" line item in the Operating Partnership's Consolidated Balance Sheet at June 30, 2004, related to the Fountain Place Office Property transaction.

         The Operating Partnership has a contingent obligation of approximately $0.9 million related to a construction warranty matter. The Operating Partnership believes it is probable that a significant amount would be recovered through reimbursements from third parties.

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

         The following table summarizes the minority interest as of June 30, 2004 and December 31, 2003:

                                                                                 JUNE 30,          DECEMBER 31,
                                                                                  2004                 2003
                                                                            ---------------      ---------------
   (in thousands)
   Development joint venture partners - Residential Development Segment     $        28,988      $        31,305
   Joint venture partners - Office Segment                                            8,831                8,790
   Joint venture partners - Resort/Hotel Segment                                      6,209                7,028
   Other                                                                               (146)                  --
                                                                            ---------------      ---------------
                                                                            $        43,882      $        47,123
                                                                            ===============      ===============


         The following table summarizes the minority interests' share of net loss (income) for the six months ended June 30, 2004 and 2003:

                                                                              JUNE 30,           JUNE 30,
   (in thousands)                                                               2004               2003
                                                                            -------------      -------------
   Development joint venture partners - Residential Development Segment     $        (476)     $      (1,112)
   Joint venture partners - Office Segment                                             41                126
   Joint venture partners - Resort/Hotel Segment                                      818                539
   Other                                                                                6                 --
                                                                            -------------      -------------
                                                                            $         389      $        (447)
                                                                            =============      =============


13. PARTNERS' CAPITAL

         Each Operating Partnership unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the six months ended June 30, 2004, there were 9,036 units exchanged for 18,072 common shares of the Company.

DISTRIBUTIONS

         The following table summarizes the distributions paid or declared to unitholders and preferred unitholders during the six months ended June 30, 2004 (dollars in thousands, except per unit amounts).

                               PER UNIT                                                                ANNUAL
                               DIVIDEND/                            RECORD           PAYMENT          DIVIDEND/
            SECURITY         DISTRIBUTION      TOTAL AMOUNT          DATE              DATE          DISTRIBUTION
------------------------     -------------     -------------     -------------     -------------     -------------
Units                        $        0.75     $      43,910          01/31/04          02/13/04     $        3.00
Units                        $        0.75     $      43,921          04/30/04          05/14/04     $        3.00
Series A Preferred Units     $       0.422     $       5,991          01/31/04          02/13/04     $      1.6875
Series A Preferred Units     $       0.422     $       5,991          04/30/04          05/14/04     $      1.6875
Series B Preferred Units     $       0.594     $       2,019          01/31/04          02/13/04     $      2.3750
Series B Preferred Units     $       0.594     $       2,019          04/30/04          05/14/04     $      2.3750

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

         In connection with the January 2004 Series A Preferred Offering, the Operating Partnership issued additional Series A Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts, offering costs and dividends accrued on the units up to the issuance date of approximately $71.0 million. The Operating Partnership used the net proceeds to pay down the Operating Partnership's credit facility.

14. INCOME TAXES

TAXABLE CONSOLIDATED ENTITIES

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of taxable consolidated entities for financial reporting purposes and the amounts used for income tax purposes. For the six months ended June 30, 2004, the taxable consolidated entities were comprised of the taxable REIT subsidiaries of the Operating Partnership.

         Income or losses of the Operating Partnership are allocated to the partners of the Operating Partnership for inclusion in their respective income tax calculations. Accordingly, no provision or benefit for income taxes has been made other than for certain consolidated subsidiaries. The Operating Partnership consolidates certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the six months ended June 30, 2004 and 2003, the Operating Partnership's federal income tax benefit from continuing operations was $6.6 million and $5.5 million, respectively. The Operating Partnership's $6.6 million income tax benefit at June 30, 2004 consists primarily of $5.2 million for the Residential Development Segment and $3.3 million for the Resort/Hotel Segment partially offset by $0.8 million tax expense for the Office Segment and $1.1 million expense for other taxable REIT subsidiaries.

         The Operating Partnership's total net tax asset of approximately $27.9 million at June 30, 2004 includes $17.3 million of net deferred tax assets. SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. There was no change in the valuation allowance during the six months ended June 30, 2004.

15. RELATED PARTY TRANSACTIONS

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of June 30, 2004, the Operating Partnership had approximately $38.0 million loan balances outstanding, inclusive of current interest accrued of approximately $0.2 million, to certain employees and trust managers of the Operating Partnership and the Company on a recourse basis pursuant to the Company's stock incentive plans and the Operating Partnership's unit incentive plans pursuant to an agreement approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company and units of the Operating Partnership pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans bear interest at a rate of 2.52% per year, payable quarterly, and mature on July 28, 2012 and may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.4 million of the $38.0 million total outstanding loans at June 30, 2004. No conditions exist at June 30, 2004 which would cause any of the loans to be in default. Effective July 29, 2002, the Operating Partnership ceased offering to its employees and trust managers the option to obtain loans pursuant to the Company's and the Operating Partnership's stock and unit incentive plans.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER

         On June 28, 2002, the Operating Partnership purchased the home of an executive officer of the General Partner and the Company to facilitate the hiring and relocation of this executive officer. The purchase price was approximately $2.6 million, consistent with a third-party appraisal obtained by the Operating Partnership. Shortly after the purchase of the home, certain changes in the business environment in Houston resulted in a weakened housing market. In May 2004, the Operating Partnership completed the sale of the home for proceeds, net of selling costs, of approximately $1.8 million. The Operating Partnership previously recorded an impairment charge of approximately $0.6 million, net of taxes, during the year ended December 31, 2003. The purchase was part of the officer's relocation agreement with the Operating Partnership.

16. COPI

         On February 14, 2002, the Operating Partnership and COPI entered into an agreement (the "Agreement") pursuant to which COPI and the Operating Partnership agreed to jointly seek approval by the bankruptcy court of a pre-packaged bankruptcy plan for COPI. The Operating Partnership agreed to fund certain of COPI's costs, claims and expenses relating to the bankruptcy and related transactions. From February 14, 2002 through June 30, 2004, the Operating Partnership loaned to COPI, or paid directly on COPI's behalf, approximately $13.2 million to fund these costs, claims and expenses, $2.1 million of which was funded in the six months ended June 30, 2004. The Operating Partnership also agreed to issue common shares of the Company with a dollar value of approximately $2.2 million to the COPI stockholders.

         In addition, the Operating Partnership agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. COPI obtained the loan from Bank of America primarily to participate in investments with the Operating Partnership. As a condition to making the loan, Bank of America required Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner, to enter into a support agreement with COPI and Bank of America, pursuant to which Messrs. Rainwater and Goff agreed to make additional equity investments in COPI under certain circumstances. The Operating Partnership and COPI are assessing other alternatives for the sale of COPI's 40% interest in the tenant of the Temperature-Controlled Logistics properties, AmeriCold Logistics. At this time, the Operating Partnership does not expect to spin-off to its unitholders and the shareholders of the Company a new entity that would purchase COPI's interest in AmeriCold Logistics. COPI has agreed that it will use the proceeds of the sale of its interest in AmeriCold Logistics to repay Bank of America in full.

         On March 10, 2003, COPI filed a plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. On June 22, 2004, the bankruptcy court confirmed the bankruptcy plan, as amended. Effectiveness of the pre-packaged bankruptcy plan for COPI is contingent upon a number of conditions, including the sale of COPI's interest in AmeriCold Logistics, the repayment of COPI's obligation to Bank of America prior to October 21, 2004 and the issuance by the Company of common shares to the COPI stockholders.

17. SUBSEQUENT EVENTS

ASSET ACQUISITIONS

         On August 6, 2004, the Operating Partnership acquired Alhambra Plaza, a 318,000 square foot Class A Office Property, located in the Coral Gables submarket of Miami, Florida. The Operating Partnership acquired the Office Property for approximately $72.3 million, funded by the Operating Partnership's assumption of a $45.0 million loan from Wachovia Bank and a draw on the Operating Partnership's credit facility. The Office Property is wholly-owned and will be included in the Operating Partnership's Office Segment.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ASSET DISPOSITIONS

         On July 2, 2004, the Operating Partnership completed the sale of the 5050 Quorum Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $8.9 million and a loss of approximately $0.1 million. The Operating Partnership previously recorded an impairment charge of approximately $1.0 million during the quarter ended March 31, 2004. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned. The Operating Partnership will continue to provide management and leasing services for this property.

         On July 29, 2004, the Operating Partnership completed the sale of the 12404 Park Central Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $9.3 million. During the three months ended June 30, 2004, the Operating Partnership recorded an impairment charge of approximately $0.5 million. The Operating Partnership previously recorded impairment charges totaling approximately $4.2 million, $3.4 million during the year ended December 31, 2003 and $0.8 million during the quarter ended March 31, 2004. The proceeds from the sale were used primarily to pay down the Bank of America Fund XII Term Loan. This property was wholly-owned. The Operating Partnership will continue to provide management and leasing services for this property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           Forward-Looking Statements............................................................       38

           Overview..............................................................................       39

           Recent Developments...................................................................       42

           Results of Operations

                Three and six months ended June 30, 2004 and 2003................................       44

           Liquidity and Capital Resources

                Cash Flows for the six months ended June 30, 2004................................       51

           Equity and Debt Financing.............................................................       56

           Unconsolidated Investments............................................................       60

           Significant Accounting Policies.......................................................       61

           Funds from Operations.................................................................       65

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

CONFORM TO PRESS RELEASE

         The following factors might cause such a difference:

     o The Operating Partnership's ability, at its office properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which continue to be adversely affected by existing real estate conditions (including vacancy rates in particular markets, decreased rental rates and competition from other properties) and may be adversely affected by general economic downturns;

     o The continuation of relatively high vacancy rates and reduced rental rates in the Operating Partnership's office portfolio as a result of the conditions within the Operating Partnership's principal markets;

     o Adverse changes in the financial condition of existing tenants, in particular El Paso Energy and its affiliates which provide 4.6% of the Operating Partnership's annualized office revenues;

     o Further deterioration in the resort/business-class hotel markets or in the market for residential land or luxury residences, including single-family homes, townhomes and condominiums, or in the economy generally;

     o Financing risks, such as the Operating Partnership's ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable-rate debt, the Operating Partnership's ability to meet financial and other covenants and the Operating Partnership's ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

     o The ability of the Operating Partnership to dispose of its investment land, and other non-core assets, on favorable terms and within anticipated timeframes;

     o The ability of the Operating Partnership to reinvest available funds at anticipated returns and consummate anticipated office acquisitions and within anticipated time frames;

     o Further or continued adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy) which may further jeopardize the ability of the tenant to pay all current and deferred rent due;

     o The ability of the Operating Partnership and COPI to satisfy the remaining conditions to achieve effectiveness of the COPI bankruptcy plan, including COPI's sale of the temperature-controlled logistics tenant, its repayment of the loan from Bank of America prior to October 21, 2004, and the Operating Partnership's issuance of common shares of the Company to the COPI stockholders;

     o The concentration of a significant percentage of the Operating Partnership's assets in Texas;

     o The existence of complex regulations relating to the Company's status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT; and

     o Other risks detailed from time to time in the Company's and the Operating Partnership's filings with the Securities and Exchange Commission.

         Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Operating Partnership is not obligated to update these forward-looking statements to reflect any future events or circumstances.

                                    OVERVIEW

         The Operating Partnership divides its assets and operations into four investment segments: Office, Resort/Hotel, Residential Development and Temperature-Controlled Logistics. The primary business of the Operating Partnership is its Office Segment, which consisted of 75 Office Properties and represented 67% of gross assets as of June 30, 2004.

         Capital flows in the real estate industry have changed significantly over the last few years. Institutions as well as other investors, principally U.S. pension funds, have increased their allocation to real estate and it appears that this will continue for the foreseeable future. This inflow of capital has created a uniquely attractive environment for the sale of assets as well as joint ventures. Likewise, the acquisition environment is highly competitive, making it more difficult to provide returns to common equity that are comparable to those achieved in acquisitions made during the 1990's.

         The Operating Partnership has adapted its strategy to align itself with institutional partners, with the goal of transitioning towards being a real estate investment management company. Rather than competing with the substantial inflow of capital into the acquisition market, the Operating Partnership is focusing on acquiring assets jointly with these institutional investors, moving existing assets into joint-venture arrangements with these investors, and capitalizing on its award-winning platform in office management and its leasing expertise to continue to provide these services, for a fee, for the properties in the ventures. Where possible, the Operating Partnership will strive to negotiate performance based incentives that allow for additional equity to be earned if return targets are exceeded.

         Consistent with this strategy, the Operating Partnership continually evaluates its existing portfolio for potential joint-venture opportunities. In the near to mid-term, the Operating Partnership could more than double its existing level of joint ventures to over $2 billion by contributing existing assets to ventures. As with previous ventures, the Operating Partnership would be a minority partner but would continue to provide leasing and management services to the ventures. In addition, the Operating Partnership is targeting the sale of an additional $200 million in non-core assets by the end of 2004, including land holdings that are currently not contributing to the Operating Partnership's earnings. Also included in these sales, are two business class hotels which the Operating Partnership believes it can sell at attractive gains, and at the same time further simplify its business model. As these ventures and sales are completed, the Operating Partnership will assess the potential benefits of utilizing a portion of the net proceeds to repurchase shares of the Company consistent with the requirements of its existing debt.

OFFICE SEGMENT

         The following table shows the performance factors used by management to assess the operating performance of the Office Segment.

                                                                                                   2004              2003
                                                                                                -----------       ----------
  Economic Occupancy (at June 30 and December 31)                                                  86.1%    (1)      84.0%    (1)
  Leased Occupancy (at June 30 and December 31)                                                    87.2%    (2)      86.4%    (2)
  In-Place Weighted Average Full-Service Rental Rate (at June 30 and December 31)                  $23.08           $22.63
  Tenant Improvement and Leasing Costs per Sq. Ft. (three months ended June 30)                    $ 3.46           $ 3.34
  Tenant Improvement and Leasing Costs per Sq. Ft. (six months ended June 30)                      $ 3.14           $ 3.26
  Average Lease Term (three months ended June 30)                                                5.9 years         6.7 years
  Average Lease Term (six months ended June 30)                                                  6.4 years         6.8 years
  Same-Store NOI(3) (Decline) (three months ended June 30)                                         (2.9)%   (5)      (12.9)%  (4)
  Same-Store NOI(3)  (Decline) (six months ended June 30)                                          (3.5)%   (5)      (11.5)%  (4)
  Same-Store Average Occupancy (three months ended June 30)                                        86.1%    (5)       85.7%   (5)
  Same-Store Average Occupancy (six months ended June 30)                                          85.8%    (5)       85.7%   (5)

----------
(1) Economic occupancy reflects the occupancy of all tenants paying rent. Excluding held for sale properties, economic occupancy is 87.0% and 84.8% at June 30, 2004 and December 31, 2003, respectively.

(2) Leased occupancy reflects the amount of contractually obligated space, whether or not commencement has occurred. Excluding held for sale properties, leased occupancy is 88.1% and 87.3% at June 30, 2004 and December 31, 2003, respectively.

(3) Same-store NOI (net operating income) represents office property net income excluding depreciation, amortization, interest expense and non-recurring items such as lease termination fees for Office Properties owned for the entirety of the comparable periods.

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

         The Operating Partnership's tenant base continues to be diversified, with the top five tenants accounting for approximately 11.2% of total Office Segment rental revenues for the six months ended June 30, 2004. The loss of one or more of the Operating Partnership's major tenants, in particular El Paso Energy and its affiliates which provide 4.6% of the Operating Partnership's annualized Office Segment revenues, would have a temporary adverse effect on the Operating Partnership's financial condition and results of operations until the Operating Partnership is able to re-lease the space previously leased to these tenants.

RESORT/HOTEL SEGMENT

         The following table shows the performance factors used by management to assess the operating performance of the Resort/Hotel Segment, excluding held-for-sale properties.

                                                              FOR THE THREE MONTHS ENDED JUNE 30,
                                             --------------------------------------------------------------------
                                                                                                   REVENUE
                                                   AVERAGE                  AVERAGE                  PER
                                                  OCCUPANCY                  DAILY                AVAILABLE
                                                    RATE                     RATE              ROOM/GUEST NIGHT
                                             --------------------    --------------------    --------------------
                                               2004        2003        2004        2003        2004        2003
                                             --------    --------    --------    --------    --------    --------
Upscale Business Class Hotels                   64%         67%      $    109    $    114    $     70    $     76
Luxury and Destination Fitness Resorts          64          68            489         444         299         290
Total/Weighted Average for
Resort/Hotel Properties                         64%         67%      $    328    $    305    $    204    $    201


                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                             --------------------------------------------------------------------
                                                                                                   REVENUE
                                                   AVERAGE                  AVERAGE                  PER
                                                  OCCUPANCY                  DAILY                AVAILABLE
                                                    RATE                     RATE              ROOM/GUEST NIGHT
                                             --------------------    --------------------    --------------------
                                               2004        2003        2004        2003        2004        2003
                                             --------    --------    --------    --------    --------    --------
Upscale Business Class Hotels                   64%         71%      $    116         116    $     74    $     83
Luxury and Destination Fitness Resorts          66          69            523         490         335         330
Total/Weighted Average for Resort/Hotel
Properties                                      65%         70%      $    354         329    $    227    $    227

         Decreases in occupancy at the Operating Partnership's upscale business class hotels are primarily attributable to increased competition in the convention business causing major cities to compete for conventions that have historically gone to secondary markets and new convention style hotels adding approximately 1,200 rooms in the Houston market and approximately 800 rooms in the Austin market. The occupancy decrease at the Operating Partnership's luxury and destination fitness resorts is partially driven by decreased occupancy at Sonoma Mission Inn (from 74% in the second quarter 2003 to 62% in the second quarter 2004) as a result of the renovation of 97 rooms which were taken out of service in November 2003. Renovation was completed in the second quarter of 2004 and the 97 rooms were put back into service. In addition, occupancy decreased 25 percentage points (from 81% in the second quarter 2003 to 56% in the second quarter 2004) at Ventana Inn as a result of the renovation of 12 suites which were taken out of service in April 2004. The Operating Partnership anticipates a minimal change in occupancy and a modest increase in revenue per available room in 2004 at the Resort/Hotel Properties as the economy and the travel industry continue to recover offset by the financial impact of Sonoma Mission Inn and Ventana Inn renovations in 2004.

RESIDENTIAL DEVELOPMENT SEGMENT

         The following tables show the performance factors used by management to assess the operating performance of the Residential Development Segment. Information is provided for the Desert Mountain Residential Development Property and the CRDI Residential Development Properties, which represent the Operating Partnership's significant investments in this Segment as of June 30, 2004.

Desert Mountain

                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                           -----------------------------------
                                               2004                  2003
                                           -------------         -------------
   Residential Lot Sales                        23                    11
   Average Sales Price per Lot (1)           $683,000              $652,000

----------
(1) Includes equity golf membership


                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                           -----------------------------------
                                               2004                  2003
                                           -------------         -------------
   Residential Lot Sales                         39                   24
   Average Sales Price per Lot (1)            $792,000             $675,000

----------
(1) Includes equity golf membership

         Desert Mountain is in the latter stages of development and has primarily its premier lots remaining in inventory. An increase in lot sales, combined with higher average sales prices in 2004 compared to 2003, is expected to result in improved results in 2004.

CRDI

                                                                                  FOR THE THREE MONTHS ENDED JUNE 30,
                                                                            ------------------------------------------------
                                                                                    2004                      2003
                                                                            ----------------------    ----------------------
   Residential Lot Sales                                                             92                        17
   Residential Unit Sales                                                             4                        25
   Residential Timeshare Units                                                      2.87                        1
   Average Sales Price per Residential Lot                                         $95,000                   $51,000
   Average Sales Price per Residential Unit                                      $1,030,000                $1,241,000
   Average Sales Price per Residential Equivalent Timeshare Unit                 $2,143,000                $1,389,000

                                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                                            ------------------------------------------------
                                                                                    2004                      2003
                                                                            ----------------------    ----------------------
   Residential Lot Sales                                                             119                       25
   Residential Unit Sales                                                            11                        40
   Residential Timeshare Units                                                      3.42                        3
   Average Sales Price per Residential Lot                                        $121,000                   $44,000
   Average Sales Price per Residential Unit                                      $1,015,000                $1,165,000
   Average Sales Price per Residential Equivalent Timeshare Unit                 $2,024,000                $1,374,000

         CRDI, which invests primarily in mountain resort residential real estate in Colorado and California and residential real estate in downtown Denver, Colorado, is highly dependent upon the national economy and customer demand. In 2004, management expects that CRDI will be primarily affected by product mix available at its Residential Development Properties as product inventory is developed in 2004 for delivery in 2005.

LIQUIDITY

         The Operating Partnership's primary sources of liquidity are cash flow from operations, its credit facility, return of capital from the Residential Development Segment, and proceeds from asset sales and joint ventures. The Operating Partnership believes cash flow from operations will be sufficient to offset normal operating expenses, as well as capital requirements (including property improvements, tenant improvements and leasing commissions) in 2004. The cash flow from the Residential Development segment is cyclical in nature and primarily focused in the last quarter of each year. The Operating Partnership expects to meet any interim short falls in operating cash flow caused by this cyclicality through working capital draws under the credit facility. As of June 30, 2004, the Operating Partnership had $151.9 million in borrowing capacity remaining under its credit facility. However, net cash flows from operations are not anticipated to fully cover the projected distributions on the Operating Partnership's units for the next 18 months. The Operating Partnership expects to use return of capital from the Residential Development Segment, estimated at approximately $85 million, for 2004 and business initiatives including investment land sales and other income to cover the shortfall.

         Through the sale of the Woodlands in December 2003, the issuance of preferred shares of the Company and additional financing of Temperature - Controlled Logistics this year, and planned additional leverage on Hughes Center assets, the Operating Partnership has an additional $260 million in liquidity to make new investments throughout 2004, of which $63 million has been invested through June 30, 2004. Additionally, the Operating Partnership continues to execute on its capital recycling program and has sold six office properties generating proceeds, net of selling costs, of $94.2 million which were used to pay down a portion of the Bank of America Fund XII Term Loan and to reduce the amount outstanding under the credit facility.

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

         On March 31, 2004, the Operating Partnership acquired Dupont Centre, a 250,000 square foot Class A office property, located in the John Wayne Airport submarket of Irvine, California. The Operating Partnership acquired the Office Property for approximately $54.3 million, funded by a draw on the Operating Partnership's credit facility and subsequently placed a $35.5 million non-recourse first mortgage loan on the property. This Office Property is wholly-owned and included in the Operating Partnership's Office Segment.

         On May 10, 2004, the Operating Partnership completed the purchase of the remaining Hughes Center Office Property in Las Vegas, Nevada for approximately $18.3 million. The purchase was funded by a draw on the Operating Partnership's credit facility. This Office Property is wholly-owned and included in the Operating Partnership's Office Segment.

         On August 6, 2004, the Operating Partnership acquired Alhambra Plaza, a 318,000 square foot Class A Office Property, located in the Coral Gables submarket of Miami, Florida. The Operating Partnership acquired the Office Property for approximately $72.3 million, funded by the Operating Partnership's assumption of $45.0 million loan from Wachovia Bank and a draw on the Operating Partnership's credit facility. The Office Property is wholly-owned and will be included in the Operating Partnership's Office Segment.

UNDEVELOPED LAND

         On March 1, 2004, in accordance with the agreement to acquire the Hughes Center Properties, the Operating Partnership completed the purchase of two tracts of undeveloped land in Hughes Center from the Rouse Company for $10.0 million. The purchase was funded by a $7.5 million loan from the Rouse Company and a draw on the Operating Partnership's credit facility.

ASSET DISPOSITIONS

         On March 23, 2004, the Operating Partnership completed the sale of the 1800 West Loop South Office Property in Houston, Texas. The sale generated proceeds, net of selling costs, of approximately $28.2 million and a net gain of approximately $0.2 million. The Operating Partnership previously recorded an impairment charge of approximately $16.4 million during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned.

         On March 31, 2004, the Operating Partnership sold its last remaining behavioral healthcare property. The sale generated proceeds, net of selling costs, of approximately $2.0 million and a net loss of approximately $0.4 million. This property was wholly-owned.

         On April 13, 2004, the Operating Partnership completed the sale of the Liberty Plaza Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $10.8 million and a net loss of approximately $0.2 million. The Operating Partnership previously recorded an impairment charge of approximately $4.3 million during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned.

         On June 17, 2004, the Operating Partnership completed the sale of the Ptarmigan Place Office Property in Denver, Colorado. The sale generated proceeds, net of selling costs, of approximately $25.3 million and a net loss of approximately $2.4 million. The Operating Partnership previously recorded an impairment charge of approximately $0.6 million during the quarter ended March 31, 2004. In addition, the Operating Partnership completed the sale of approximately 3.0 acres of undeveloped land adjacent to Ptarmigan Place. The sale generated proceeds, net of selling costs, of approximately $2.9 million and a net gain of approximately $0.9 million. The proceeds from these sales were used to pay down a portion of the Operating Partnership's Bank of America Fund XII Term Loan. The property and adjacent land were wholly-owned.

         On June 29, 2004, the Operating Partnership completed the sale of the Addison Tower Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $8.8 million and a net gain of approximately $0.2 million. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned.

         On July 2, 2004, the Operating Partnership completed the sale of the 5050 Quorum Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $8.9 million and a loss of approximately $0.1 million. The Operating Partnership previously recorded an impairment charge of approximately $1.0 million during the quarter ended March 31, 2004. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned. The Operating Partnership will continue to provide management and leasing services for this property.

         On July 29, 2004, the Operating Partnership completed the sale of the 12404 Park Central Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $9.3 million. During the three months ended June 30, 2004, the Operating Partnership recorded an impairment charge of approximately $0.5 million. The Operating Partnership previously recorded impairment charges totaling approximately $4.2 million, $3.4 million during the year ended December 31, 2003 and $0.8 million during the quarter ended March 31, 2004. The proceeds from the sale were used primarily to pay down the Bank of America Fund XII Term Loan. This property was wholly-owned. The Operating Partnership will continue to provide management and leasing services for this property.

OTHER TRANSACTIONS

         On June 28, 2004, the Operating Partnership completed a transaction related to the Fountain Place Office Property with Crescent FP Investors, L.P., ("FP Investors"), a limited partnership that is owned 99.9% by LB FP L.L.C., an affiliate of Lehman Brothers Holding, Inc., (the affiliate is referred to as "Lehman"), and 0.1% by the Operating Partnership. In the transaction, the Fountain Place Office Property was, for tax purposes, sold to FP Investors for $168.2 million, including the assumption by FP Investors of a new $90.0 million loan from Lehman Capital. The Operating Partnership received net proceeds of approximately $78.2 million. This transaction resulted in the completion of a reverse Section 1031 like-kind exchange associated with the Operating Partnership's prior purchase of a portion of the Hughes Center office portfolio.

         Included in the terms of this transaction is a provision which provides Lehman the unconditional right to require the Operating Partnership to purchase Lehman's interest in FP Investors for an agreed upon fair value of $79.9 million at any time until November 30, 2004. For GAAP purposes, under SFAS No. 66, "Accounting for Sales of Real Estate," this unconditional right, or contingency, results in the transaction requiring accounting associated with a financing transaction. As a result, no gain has been recorded on the transaction and the Operating Partnership's accompanying financial statements continue to include the Office Property, related debt and operations until expiration of the contingency. The fair value of the contingency, $79.9 million, is included in the "Accounts payable, accrued expenses and other liabilities" line item in the Operating Partnership's Consolidated Balance Sheet at June 30, 2004.

         Also on June 28, 2004, the Operating Partnership paid off the $220.0 million Deutsche Bank - CMBS loan with proceeds from the Fountain Place Office Property transaction and a draw on the Operating Partnership's revolving credit facility. See Note 9, "Notes Payable and Borrowings Under Credit Facility," included in Item 1 "Financial Statements," for further information relating to the $90.0 million loan with Lehman Capital, secured by the Fountain Place Office Property.

RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's variance in dollars between the three and six months ended June 30, 2004 and 2003.

                                                                                    TOTAL VARIANCE IN       TOTAL VARIANCE IN
                                                                                     DOLLARS BETWEEN         DOLLARS BETWEEN
                                                                                     THE THREE MONTHS        THE SIX MONTHS
                                                                                      ENDED JUNE 30,          ENDED JUNE 30,
                                                                                    ------------------      ------------------
                                                                                       (in millions)           (in millions)
                                                                                       2004 AND 2003           2004 AND 2003
                                                                                    ------------------      ------------------
REVENUE:
  Office Property                                                                   $             13.0      $             14.7
  Resort/Hotel Property                                                                            1.0                    (0.3)
  Residential Development Property                                                                (6.4)                   (2.4)
                                                                                    ------------------      ------------------
     TOTAL PROPERTY REVENUE                                                         $              7.6      $             12.0
                                                                                    ------------------      ------------------

EXPENSE:
  Office Property real estate taxes                                                 $             (0.4)     $             (0.5)
  Office Property operating expenses                                                               2.2                     3.3
  Resort/Hotel Property expense                                                                    2.5                     2.6
  Residential Development Property expense                                                        (3.8)                   (4.7)
                                                                                    ------------------      ------------------
     TOTAL PROPERTY EXPENSE                                                                        0.5                     0.7
                                                                                    ------------------      ------------------
     INCOME FROM PROPERTY OPERATIONS                                                $              7.1      $             11.3
                                                                                    ------------------      ------------------

OTHER INCOME (EXPENSE):
  Income from investment land sales, net                                            $             (0.7)                   (0.7)
  Gain on joint venture of properties, net                                                          --      $             (0.1)
  Interest and other income                                                                        1.8                     3.1
  Corporate general and administrative                                                            (1.1)                   (2.1)
  Interest expense                                                                                (2.4)                   (4.2)
  Amortization of deferred financing costs                                                        (0.5)                   (1.8)
  Extinguishment of debt                                                                          (1.0)                   (2.9)
  Depreciation and amortization                                                                   (9.5)                  (13.1)
  Impairment charges related to real estate assets                                                  --                     1.2
  Other expenses                                                                                   0.6                     0.8
  Equity in net income (loss) of unconsolidated companies:
     Office Properties                                                                            (1.1)                   (1.6)
     Resort/Hotel Properties                                                                      (1.4)                   (2.4)
     Residential Development Properties                                                           (1.9)                   (2.8)
     Temperature-Controlled Logistics Properties                                                  (2.3)                   (4.7)
     Other                                                                                        (0.7)                    0.2
                                                                                    ------------------      ------------------
     TOTAL OTHER INCOME (EXPENSE)                                                   $            (20.2)     $            (31.1)
                                                                                    ------------------      ------------------

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY
INTERESTS AND INCOME TAXES                                                          $            (13.1)     $            (19.8)

  Minority interests                                                                               1.9                     0.7
  Income tax benefit                                                                               2.3                     1.1
                                                                                    ------------------      ------------------

LOSS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                          $             (8.9)     $            (18.0)

  Income from discontinued operations                                                             (1.0)                   (3.1)
  Impairment charges related to real estate assets from discontinued operations                    0.5                    14.0
  Loss on real estate from discontinued operations                                                (2.4)                   (2.1)
  Cumulative effect of a change in accounting principle                                             --                    (0.4)
                                                                                    ------------------      ------------------

NET (LOSS) INCOME                                                                   $            (11.8)     $             (9.6)

  Series A Preferred Unit distributions                                                           (1.4)                   (2.6)
  Series B Preferred Unit distributions                                                             --                      --
                                                                                    ------------------      ------------------

NET LOSS AVAILABLE TO PARTNERS                                                      $            (13.2)     $            (12.2)
                                                                                    ==================      ==================

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

PROPERTY REVENUES

         Total property revenues increased $7.6 million, or 3.5%, to $227.6 million for the three months ended June 30, 2004, as compared to $220.0 million for the three months ended June 30, 2003. The primary components of the increase in total property revenues are discussed below.

      o Office Property revenues increased $13.0 million, or 10.9%, to $131.8 million, primarily due to:

            o an increase of $12.0 million from the acquisitions of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004, and Dupont Centre in March 2004;

            o  an increase of $5.0 million in net lease termination fees; and

            o an increase of $0.6 million primarily resulting from third party management services and related direct expense reimbursements; partially offset by

            o a decrease of $4.7 million from the 54 consolidated Office Properties (excluding 2003 and 2004 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, primarily due to a decrease in full service weighted average rental rates, a decrease in recoveries due to expense reductions, and a decline in net parking revenue, partially offset by a 0.4 point increase in same-store average occupancy (from 85.7% to 86.1%).

      o Resort/Hotel Property revenues increased $1.0 million, or 2.5%, to $40.3 million, primarily due to:

            o an increase of $1.2 million at the Luxury and Destination Fitness Resorts, primarily Canyon Ranch Tucson and Canyon Ranch Lenox, related to a 3% increase in revenue per available room (from $290 to $299) as a result of a 10% increase in average daily rate (from $444 to $489).

      o Residential Development Property revenues decreased $6.4 million, or 10.3%, to $55.6 million, primarily due to:

            o a decrease of $17.3 million in CRDI revenues related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as the project sold out in 2003; partially offset by

            o an increase of $8.9 million in real estate sales primarily due to increased lot sales at DMDC of 12 lots (from 11 to 23) and increased lot sales at MVDC of 10 lots (from 3 to 13 lots); and

            o an increase of $1.8 million in club revenue at DMDC and CRDI, primarily due to increased membership levels at DMDC and the full impact in 2004 of the sale of Tahoe Club memberships at the Tahoe Mountain Resorts Property, which began selling memberships in mid-2003.

PROPERTY EXPENSES

         Total property expenses increased $0.5 million, or 0.3%, to $148.0 million for the three months ended June 30, 2004, as compared to $147.5 million for the three months ended June 30, 2003. The primary components of the variances in property expenses are discussed below.

      o Office Property expenses increased $1.8 million, or 3.1%, to $60.4 million, primarily due to:

            o an increase of $4.1 million from the acquisition of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004 and Dupont Centre in March 2004; and

            o an increase of $0.4 million related to the cost of providing third party management services to joint venture properties, which is offset by increased third party fee income and direct expense reimbursements; partially offset by

            o a decrease of $2.6 million from the 54 consolidated Office Properties (excluding 2003 and 2004 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, primarily due to:

                  o  $1.9 million decrease in property taxes and insurance;

                  o $1.5 million decrease in utilities expense; partially offset by

                  o  $0.4 million increase in administrative expenses.

      o Resort/Hotel Property expenses increased $2.5 million, or 7.5%, to $35.8 million, due to:

            o an increase of $1.9 million in operating expenses, general and administrative costs, and advertising at the Destination Fitness Resorts primarily related to increases in employee health insurance costs and an increase in occupancy of 5 percentage points at Canyon Ranch Tucson; and

            o  an increase of $0.6 million in operating expenses at the resorts.

      o Residential Development Property expenses decreased $3.8 million, or 6.8%, to $51.8 million, primarily due to:

            o a decrease of $15.6 million primarily due to a reduction in cost of sales related to product mix in lots and units available for sale in 2004 versus 2003 at CRDI, primarily at the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as the project sold out in 2003; partially offset by

            o an increase of $6.8 million in DMDC and MVDC cost of sales due to increased lot sales compared to 2003;

            o an increase of $2.4 million in marketing expenses at certain CRDI projects; and

            o an increase of $2.0 million in club operating expenses due to an increase in membership and restaurant addition at CRDI and the golf course additions at DMDC.

OTHER INCOME/EXPENSE

         Total other expenses increased $20.2 million, or 26.0%, to $97.8 million for the three months ended June 30, 2004, compared to $77.6 million for the three months ended June 30, 2003. The primary components of the increase in total other expenses are discussed below.

         OTHER INCOME

         Other income decreased $6.3 million, or 87.7%, to $1.0 million for the three months ended June 30, 2004, as compared to $7.3 million for the three months ended June 30, 2003. The primary components of the decrease in other income are discussed below.

      o Interest and other income increased $1.8 million primarily due to $0.7 million of interest on U.S. Treasury and government sponsored agency securities purchased in December 2003 and January 2004 related to debt defeasance, $0.5 million of dividends received on other marketable securities and a $0.3 million increase in interest on certain notes resulting from note amendments in December 2003.

      o Equity in net income of unconsolidated companies decreased $7.4 million, or 164.4%, to a $2.9 million loss, primarily due to:

            o a decrease of $3.0 million in equity in net income ($1.9 million attributable to Residential Development Properties and $1.1 million to Office Properties) primarily due to net income recorded in 2003 for the Operating Partnership's interests in the entities through which the Operating Partnership held its interests in The Woodlands, which were sold in December 2003;

            o a decrease of $2.3 million in Temperature-Controlled Logistics Properties equity in net income primarily due to a decrease in rental revenues net of deferred rent and an increase in interest expense primarily attributable to the $254.4 million financing with Morgan Stanley Mortgage Capital, Inc. in February 2004; and

            o a decrease of $1.4 million in Resort/Hotel Properties equity in net income primarily due to net income recorded in 2003 for the Operating Partnership's interest in the Ritz-Carlton Hotel Property, which was sold in November 2003, and included a $1.1 million payment which the Operating Partnership received from the operator of the Resort/Hotel Property pursuant to the terms of the operating agreement because the property did not achieve the specified net operating income level.

          OTHER EXPENSES

         Other expenses increased $13.9 million, or 16.4%, to $98.8 million for the three months ended June 30, 2004, as compared to $84.9 million for the three months ended June 30, 2003. The primary components of the increase in other expenses are discussed below.

      o Depreciation expense increased $9.5 million, or 28.9%, to $42.4 million, primarily due to:

            o $7.6 million increase in Office Property depreciation expense, attributable to:

                    o $3.2 million from the acquisitions of The Colonnade in August 2003 and the Hughes Center Properties in December 2003 through May 2004, and Dupont Centre in March 2004; and

                    o $4.4 million due to an increase in leasehold improvements, lease commissions, building improvements, and accelerated depreciation of leasehold improvements and lease commissions upon lease terminations;

            o $1.5 million increase in Residential Development Property depreciation expense; and

            o $0.6 million increase in Resort/Hotel Property depreciation expense.

      o Interest expense increased $2.4 million, or 5.6%, to $45.4 million due to an increase of approximately $273.0 million in the weighted average debt balance, partially offset by a 0.76 percentage point decrease in the weighted average interest rate (from 7.18% to 6.42%) primarily due to the refinancing and new financings of fixed rate debt at lower interest rates and the termination of $400.0 million in cash flow hedges, which were replaced with $400.0 million of cash flow hedges resulting in a 3.1 percentage point reduction in strike prices (from 6.6% to 3.5%).

      o Corporate general and administrative expense increased $1.1 million, or 19.3%, to $6.8 million primarily due to salary merit increases, cost increases of employee benefits and restricted stock compensation recorded in 2004.

      o Extinguishment of debt increased $1.0 million due to the write off of deferred financing costs associated with the reduction of the Bank of America Fund XII Term Loan funded by proceeds from the sale of the Ptarmigan Place Office Property and adjacent land and the payoff of the $220.0 million Deutsche Bank-CMBS Loan in June 2004 funded with proceeds from the Fountain Place Office Property transaction and a draw on the credit facility.

      o Amortization of deferred financing costs increased $0.5 million, or 19.2%, to $3.1 million primarily due to the addition of deferred financing costs related to debt restructuring and refinancing associated with the $275.0 million secured loan with Bank of America and Deutsche Bank in January 2004.

DISCONTINUED OPERATIONS

         Income from discontinued operations on assets sold and held for sale decreased $2.9 million, or 67.4%, to $1.3 million, primarily due to:

      o a decrease of $2.5 million due to an aggregate $2.4 million loss on three Office Properties sold in 2004 compared to a $0.1 million gain on one Office Property in 2003;

      o a decrease of $1.0. million due to the reduction of net income associated with properties held for sale in 2004 compared to 2003;

      o a decrease of $0.5 million due to the impairment of one Office Property in 2004; partially offset by

      o an increase of $1.0 million due to impairments recorded in 2003 on behavioral healthcare properties.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003

PROPERTY REVENUES

         Total property revenues increased $12.0 million, or 2.8%, to $447.9 million for the six months ended June 30, 2004, as compared to $435.9 million for the six months ended June 30, 2003. The primary components of the increase in total property revenues are discussed below.

      o Office Property revenues increased $14.7 million, or 6.1%, to $254.4 million, primarily due to:

            o an increase of $20.8 million from the acquisitions of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004, and Dupont Centre in March 2004;

            o  an increase of $4.2 million in net lease termination fees;

            o an increase of $1.6 million primarily resulting from third party management services and related direct expense reimbursements; partially offset by

            o a decrease of $11.2 million from the 54 consolidated Office Properties (excluding 2003 and 2004 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, primarily due to a decrease in full service weighted average rental rates, a decrease in recoveries due to expense reductions, and a decline in net parking revenues; and

            o a decrease of $0.8 million due to nonrecurring revenue earned in 2003.

      o Residential Development Property revenues decreased $2.4 million, or 2.3%, to $103.3 million, primarily due to:

            o a decrease of $22.6 million in CRDI revenues related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as project sold out in 2003, partially offset by the Old Greenwood project in Tahoe, California which had sales in 2004, but none in the six months ended June 2003 as product was not available for sale until December 2003; partially offset by

            o an increase of $17.1 million primarily due to increased sales of 15 lots (from 24 to 39) at DMDC and increased sales of 12 lots (from 4 to 16 lots) at MVDC; and

            o an increase of $3.5 million in club revenue at DMDC and CRDI, primarily due to increased membership levels at DMDC and the full impact in 2004 of the sale of Tahoe Club memberships at the Tahoe Mountain Resorts Property, which began selling memberships in mid-2003.

PROPERTY EXPENSES

         Total property expenses increased $0.7 million, or 0.2%, to $287.4 million for the six months ended June 30, 2004, as compared to $286.7 million for the six months ended June 30, 2003. The primary components of the variances in property expenses are discussed below.

      o Office Property expenses increased $2.8 million, or 2.4%, to $119.2 million, primarily due to:

            o an increase of $6.7 million from the acquisition of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004 and Dupont Centre in March 2004; and

            o an increase of $0.7 million related to the cost of providing third party management services to joint venture properties, which is offset by increased third party fee income and direct expense reimbursements; partially offset by

            o a decrease of $4.0 million from the 54 consolidated Office Properties (excluding 2003 and 2004 acquisitions and properties held for sale) that the Operating Partnership owned or had an interest in, primarily due to:

                  o $3.5 million decrease in property taxes, insurance and legal fees;

                  o $2.2 million decrease in building repairs and maintenance; partially offset by

                  o  $0.6 million increase in administrative expenses; and

                  o  $0.5 million increase in nonrecoverable leasing costs.

      o Resort/Hotel Property expenses increased $2.6 million, or $3.5%, to $75.9 million, primarily due to:

            o an increase of $3.6 million in operating expenses, general and administrative costs, and advertising at the Destination Fitness Resorts primarily related to increases in employee health insurance costs and an increase in occupancy of 2 percentage points at Canyon Ranch Tucson; offset by

            o a decrease of $0.7 million in resort property operating and management fee expense related to a 6 percentage point decrease in occupancy (from 60% to 54%).

      o Residential Development Property expenses decreased $4.7 million, or 4.8%, to $92.3 million, primarily due to:

            o a decrease of $22.0 million primarily due to a reduction in cost of sales related to product mix in lots and units available for sale in 2004 versus 2003 at CRDI primarily at the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as the project sold out in 2003, partially offset by the Old Greenwood project in Tahoe, California which had sales in 2004, but none in the six months ended June 30, 2003, as product was not available for sale until December 2003; partially offset by

            o an increase of $10.1 million in DMDC and MVDC cost of sales due to increased lot sales compared to 2003;

            o an increase of $4.1 million in marketing expenses at certain CRDI projects; and

            o an increase of $3.5 million in club operating expenses due to an increase in membership and restaurant addition at CRDI and the golf course additions at DMDC.

OTHER INCOME/EXPENSE

         Total other expenses increased $31.1 million, or 19.3%, to $192.1 million for the six months ended June 30, 2004, compared to $161.0 million for the six months ended June 30, 2003. The primary components of the increase in total other expenses are discussed below.

         OTHER INCOME

         Other income decreased $9.0 million, or 71.4%, to $3.6 million for the six months ended June 30, 2004, as compared to $12.6 million for the six months ended June 30, 2003. The primary components of the decrease in other income are discussed below.

      o Interest and other income increased $3.1 million primarily due to $1.4 million of interest on U.S. Treasury and government sponsored agency securities purchased in December 2003 and January 2004 related to debt defeasance, $0.7 million of dividends received on other marketable securities and a $0.5 million increase in interest on certain notes resulting from note amendments in December 2003.

      o Equity in net income of unconsolidated companies decreased $11.3 million, or 137.8%, to a $3.1 million loss, primarily due to:

            o a decrease of $4.7 million in Temperature-Controlled Logistics Properties equity in net income primarily due to a decrease in rental revenues net of deferred rent and an increase in interest expense primarily attributable to the $254.4 million financing with Morgan Stanley Mortgage Capital, Inc. in February 2004;

            o a decrease of $4.4 million equity in net income ($2.8 million attributable to Residential Development Properties and $1.6 million to Office Properties) primarily due to net income recorded in 2003 for the Operating Partnership's interests in the entities through which the Operating Partnership held its interests in The Woodlands, which were sold in December 2003; and

            o a decrease of $2.4 million in Resort/Hotel Properties equity in net income primarily due to net income recorded in 2003 for the Operating Partnership's interest in the Ritz-Carlton Hotel Property which was sold in November 2003 and included a $1.1 million payment which the Operating Partnership received from the operator of the Resort/Hotel Property pursuant to the terms of the operating agreement because the Property did not achieve the specified net operating income level.

         OTHER EXPENSES

         Other expenses increased $22.2 million, or 12.8%, to $195.7 million for the six months ended June 30, 2004, as compared to $173.5 million for the six months ended June 30, 2003. The primary components of the increase in other expenses are discussed below.

      o Interest expense increased $4.2 million, or 4.9%, to $90.4 million due to an increase of approximately $337.0 million in the weighted average debt balance, partially offset by a 0.75 percentage point decrease in the weighted average interest rate (from 7.31% to 6.56%) primarily due to the refinancing and new financings of fixed rate debt at lower interest rates and the termination of $400.0 million in cash flow hedges, which were replaced with $400.0 million of cash flow hedges resulting in a 3.1 percentage point reduction in strike prices (from 6.6% to 3.5%).

      o Extinguishment of debt increased $2.9 million due to the write off of deferred financing costs associated with reduction of the Fleet Fund I and II Term Loan in January 2004, reduction of the Bank of America Fund XII Term Loan funded by proceeds from the sale of Ptarmigan Place Office Property and adjacent land and the payoff of the $220.0 million Deutsche Bank-CMBS Loan in June 2004 funded with proceeds from the Fountain Place Office Property transaction and a draw on the credit facility.

      o Corporate general and administrative expense increased $2.1 million, or 18.1%, to $13.7 million primarily due to salary merit increases, cost increases of employee benefits and restricted stock compensation recorded in 2004.

      o Depreciation expense increased $13.1 million, or 19.1%, to $81.6 million, primarily due to:

            o $10.1 million increase in Office Property depreciation expense, attributable to:

                  o $5.9 million from the acquisitions of The Colonnade in August 2003 and the Hughes Center Properties in December 2003 though May 2004 and Dupont Centre in March 2004; and

                  o $4.2 million due to an increase in leasehold improvements, lease commissions, building improvements, and accelerated depreciation of leasehold improvements and lease commissions upon lease terminations;

            o $2.0 million increase in Residential Development Property depreciation expense; and

            o $1.2 million increase in Resort/Hotel Property depreciation expense.

      o Amortization of deferred financing costs increased $1.8 million, or 36.0%, to $6.8 million primarily due to the addition of deferred financing costs related to debt restructuring and refinancing associated with the $275.0 million secured loan with Bank of America and Deutsche Bank in January 2004.

      o Impairment charges decreased $1.2 million primarily due to the $1.2 million impairment of the North Dallas Athletic Club in the first quarter 2003.

DISCONTINUED OPERATIONS

         Income from discontinued operations on assets sold and held for sale increased $8.8 million, or 114.3%, to an income of $1.1 million, primarily due to:

      o an increase of $15.0 million due to the impairment of the 1800 West Loop South Office Property in 2003;

      o an increase of $1.8 million due to impairments recorded in 2003 on the behavioral healthcare properties; partially offset by

      o a decrease of $3.1 million due to the reduction of net income associated with properties held for sale in 2004 compared to 2003;

      o a decrease of $2.9 million due to the impairments of three Office Properties in 2004; and

      o a decrease of $2.2 million due to the loss on four Office Properties and one behavioral healthcare property sold in 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                           FOR THE SIX MONTHS
         (in millions)                                     ENDED JUNE 30, 2004
         ---------------------------------------------     -------------------
         Cash provided by Operating Activities             $              24.8
         Cash used in Investing Activities                              (135.0)
         Cash provided by Financing Activities                            88.3
                                                           -------------------
         Decrease in Cash and Cash Equivalents             $             (21.9)
         Cash and Cash Equivalents, Beginning of
         Period                                                           74.9
                                                           -------------------
         Cash and Cash Equivalents, End of Period          $              53.0
                                                           ===================

OPERATING ACTIVITIES

         The Operating Partnership's cash provided by operating activities of $24.8 million is attributable to Property operations.

INVESTING ACTIVITIES

         The Operating Partnership's cash used in investing activities of $135.0 million is primarily attributable to:

            o $169.8 million purchase of U.S. Treasuries and government sponsored agency securities in connection with the defeasance of LaSalle Note II;

            o $164.4 million for the acquisition of investment properties, primarily due to the acquisition of Hughes Center and Dupont Centre Office Properties;

            o $46.7 million for revenue and non-revenue enhancing tenant improvement and leasing costs for Office Properties;

            o $22.1 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties, renovations at Sonoma Mission Inn and Ventana Inn, and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

            o $17.3 million for development of amenities at the Residential Development Properties;

            o $2.4 million of additional investment in Temperature-Controlled Logistics Properties;

            o  $1.9 million for development of investment properties; and

            o $0.9 million of additional investment in unconsolidated Residential Development Properties.

            The cash used in investing activities is partially offset by:

            o $113.3 million decrease in restricted cash, due primarily to decreased escrow deposits for the purchase of the Hughes Center Office Properties in January and February 2004;

            o $90.8 million from return of investment in Temperature-Controlled Logistics Properties due primarily to the $254.4 million of additional financing at the Temperature-Controlled Logistics Corporation;

            o $78.8 million of proceeds from property sales, primarily due to the sale of the 1800 West Loop South, Liberty Plaza, Ptarmigan Place and Addison Tower Office Properties;

            o  $5.5 million of proceeds from defeasance investment maturities;

            o $0.7 million from return of investment in unconsolidated Office Properties; and

            o $0.6 million from return of investment in unconsolidated Resort/Hotel Properties.

FINANCING ACTIVITIES

         The Operating Partnership's cash provided by financing activities of $88.3 million is primarily attributable to:

            o $407.5 million of proceeds from other borrowings, primarily as a result of the new Bank of America Fund XII Term Loan secured by the Fund XII Properties, the new Lehman Capital Note secured by the Fountain Place Office Property, and the new Metropolitan Life
               Note VII secured by the Dupont Centre Office Property;

            o $319.0 million of proceeds from borrowings under the Operating Partnership's credit facility;

            o $79.9 million of proceeds from the Fountain Place Office Property transaction;

            o $71.0 million of net proceeds from issuance of Series A Preferred Units;

            o $47.2 million of proceeds from borrowings for construction costs for infrastructure development at the Residential Development Properties;

            o $1.1 million of capital contributions from joint venture partners; and

            o  $0.4 million capital contributions to the Operating Partnership.

            The cash provided by financing activities is partially offset by:

            o $372.8 million of payments under other borrowings, due primarily to the pay off of the Deutsche Bank-CMBS Loan, the pay down of the Fleet Fund I Term Loan and the pay down of the Bank of America Fund XII Term Loan;

            o $325.5 million of payments under the Operating Partnership's credit facility;

            o  $87.8 million of distributions to common unitholders;

            o  $24.5 million of Residential Development Property note payments;

            o  $16.0 million of distributions to preferred unitholders;

            o $6.1 million of debt financing costs primarily associated with the $275 million Bank of America and Deutsche Bank Term Loan and the Lehman Capital Note;

            o  $3.9 million of capital distributions to joint venture partners;
               and

            o  $1.1 million of amortization of debt premiums.

LIQUIDITY REQUIREMENTS

DEBT FINANCING SUMMARY

         The following tables show summary information about the Operating Partnership's debt, including its share of unconsolidated debt, as of June 30, 2004. Additional information about the significant terms of the Operating Partnership's debt financing arrangements and its unconsolidated debt is contained in Note 9, "Notes Payable and Borrowings under Credit Facility" and
Note 8, "Investments in Unconsolidated Companies," of Item 1, "Financial Statements."

                            TOTAL             SHARE OF
(in thousands)            OPERATING        UNCONSOLIDATED
                       PARTNERSHIP DEBT         DEBT            TOTAL
------------------     ----------------    --------------    ------------
Fixed Rate Debt        $      1,799,628    $      317,138    $  2,116,766
Variable Rate Debt              911,021           167,304       1,078,325
                       ----------------    --------------    ------------
Total Debt             $      2,710,649    $      484,442    $  3,195,091
                       ================    ==============    ============

         Listed below are the aggregate principal payments by year required as of June 30, 2004. Scheduled principal installments and amounts due at maturity are included.

                                          UNSECURED      TOTAL
                                            DEBT       OPERATING        SHARE OF
                    SECURED   UNSECURED    LINE OF    PARTNERSHIP    UNCONSOLIDATED
(in thousands)       DEBT       DEBT       CREDIT         DEBT            DEBT           TOTAL(1)
----------------  ----------  ---------   ---------   ------------   --------------    -----------
2004              $   45,319  $      --   $      --   $     45,319   $       70,325    $   115,644
2005                 370,526         --     232,500        603,026            8,544        611,570
2006                 459,134         --          --        459,134           25,311        484,445
2007                 109,888    250,000          --        359,888           48,180        408,068
2008                  47,321         --          --         47,321           44,604         91,925
Thereafter           820,961    375,000          --      1,195,961          287,478      1,483,439
                  ----------  ---------   ---------   ------------    -------------    -----------
                  $1,853,149  $ 625,000   $ 232,500   $  2,710,649    $     484,442    $ 3,195,091
                  ==========  =========   =========   ============    =============    ===========

----------
(1) Excludes effect of extension options on Bank of America Fund XII Term Loan and expected early payment of LaSalle Note I, JP Morgan Mortgage Note, or the Nomura Funding VI Note.

OFF-BALANCE SHEET ARRANGEMENTS - GUARANTEE COMMITMENTS

         The FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requiring a guarantor to disclose its guarantees. The Operating Partnership's guarantees in place as of June 30, 2004 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Operating Partnership to provide additional collateral to support the guarantees. The Operating Partnership has not recorded a liability associated with these guarantees as they were entered into prior to the adoption of FIN 45.

                                                                        GUARANTEED
                                                                          AMOUNT            MAXIMUM
                                                                        OUTSTANDING        GUARANTEED
                                                                      AT JUNE 30, 2004       AMOUNT
                                                                      ----------------     ----------
DEBTOR                                                                         (in thousands)
-----------------------------------------------------------------
CRDI - Eagle Ranch Metropolitan District - Letter of Credit (1)       $          7,583     $    7,583
Blue River Land Company, L.L.C.(2) (3)                                           2,162          6,300
Main Street Partners, L.P. - Letter of Credit (2) (4)                            4,250          4,250
                                                                      ----------------     ----------
Total Guarantees                                                      $         13,995     $   18,133
                                                                      ================     ==========

----------
     (1) The Operating Partnership provides a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

     (2) See Note 8, "Investments in Unconsolidated Companies," for a description of the terms of this debt.

     (3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $3.1 million outstanding at June 30, 2004 and the amount guaranteed was $2.2 million.

     (4) The Operating Partnership and its joint venture partner each provide separate Letters of Credit to guarantee repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

OTHER COMMITMENTS AND CONTINGENCIES

         See "Recent Developments" in this Item 2, for information on the Operating Partnership's $79.9 million contingent obligation related to the Fountain Place Office Property transaction.

         The Operating Partnership has a contingent obligation of approximately $0.9 million related to a construction warranty matter. The Operating Partnership believes it is probable that a significant amount would be recovered through reimbursements from third parties.

CAPITAL EXPENDITURES

         As of June 30, 2004, the Operating Partnership had unfunded capital expenditures of approximately $34.5 million relating to capital investments that are not in the ordinary course of operations of the Operating Partnership's business segments. The table below specifies the Operating Partnership's requirements for capital expenditures and its amounts funded as of June 30, 2004, and amounts remaining to be funded (future fundings classified between short-term and long-term capital requirements):

                                                                                                   CAPITAL EXPENDITURES
                                                                                               ----------------------------
                                                    TOTAL         AMOUNT           AMOUNT      SHORT-TERM
                                                   PROJECT     FUNDED AS OF       REMAINING     (NEXT 12       LONG-TERM
(in millions)          PROJECT                     COST (1)   JUNE 30, 2004        TO FUND     MONTHS)(2)   (12+ MONTHS)(2)
----------------------------------------------     --------   --------------      ---------    ----------   ---------------
OFFICE SEGMENT
   Acquired Properties (3)                         $    2.7   $         (2.6)     $     0.1    $      0.1   $            --
   Houston Center Shops Redevelopment (4)              11.6             (9.2)           2.4           2.4                --

RESIDENTIAL DEVELOPMENT SEGMENT
   Tahoe Mountain Club(5)                              47.5            (40.0)           7.5           7.5                --

RESORT/HOTEL SEGMENT
   Canyon Ranch - Tucson Land -
             Construction Loan (6)                      2.4             (0.7)           1.7           1.2               0.5
   Sonoma Mission Inn - Rooms Remodel (7)              11.7            (11.7)            --            --                --

OTHER
      SunTx (8)                                        19.0            (11.7)           7.3           4.0               3.3
      Purchase of AmeriCold Logistics (formerly
            "Crescent Spinco") (9)                     15.5               --           15.5          15.5                --
                                                   --------   --------------      ---------    ----------   ---------------
TOTAL                                              $  110.4   $        (75.9)     $    34.5    $     30.7   $           3.8
                                                   ========   ==============      =========    ==========   ===============

----------
  (1)  All amounts are approximate.
  (2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.
  (3) The capital expenditures reflect the Operating Partnership's ownership percentage of 30% for Five Post Oak Park Office Property.
  (4)  Located within the Houston Center Office Property complex.
  (5) As of June 30, 2004, the Operating Partnership had invested $40.0 million in Tahoe Mountain Club, which includes the acquisition of land and development of a golf course and retail amenities. During 2004, the Operating Partnership is developing a swim and fitness facility, clubhouse, and completing the golf course.
  (6) The Operating Partnership has a $2.4 million construction loan with the purchaser of the land, which will be secured by 9 developed lots and a $0.4 million letter of credit.
  (7) The Sonoma Mission Inn rooms remodel was completed and all rooms were returned to service in July 2004.
  (8) This commitment is related to the Operating Partnership's investment in a private equity fund and its general partner. The commitment is based on cash contributions and distributions and does not consider equity gains or losses.
  (9) The Operating Partnership and COPI are assessing other alternatives for the sale of COPI's 40% interest in the tenant of the Temperature-Controlled Logistics properties, AmeriCold Logistics. At this time, the Operating Partnership does not expect to spin-off to its shareholders a new entity that would purchase COPI's interest in AmeriCold Logistics.


         In April 2004, the Operating Partnership entered into agreements with Ritz-Carlton Hotel Company, L.L.C. to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas with development to commence upon reaching an acceptable level of pre-sales for the residences. The development plans include a Ritz-Carlton with approximately 216 hotel rooms and 70 residences. Construction on the development is anticipated to begin in the first quarter of 2005.

LIQUIDITY OUTLOOK

         The Operating Partnership expects to fund its short-term capital requirements of approximately $30.7 million through a combination of net cash flow from operations and borrowings under the Operating Partnership's credit facility or additional debt facilities. As of June 30, 2004, the Operating Partnership had maturing debt obligations of $547.0 million through June 30, 2005, consisting primarily of its credit facility, Fleet Fund I Term Loan and the Lehman Capital Note. The Operating Partnership plans to refinance the credit facility and the Fleet Fund I Term Loan in 2004. The Lehman Capital Note is also expected to be refinanced. The remaining maturities consist primarily of normal principal amortization and will be meet with cash flow from operations. In addition, $38.1 million of debt relating to the Residential Developments is maturing within the next 12 months and will be retired with the sales of the corresponding land or units or will be refinanced.

         The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, principal and interest payment requirements, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (such as property improvements, tenant improvements and leasing costs), distributions to shareholders and unitholders, and unfunded expenses related to the COPI bankruptcy, primarily through cash flow provided by operating activities. The Operating Partnership expects to fund the remainder of these short-term liquidity requirements with borrowings under the Operating Partnership's credit facility, return of capital from Residential Development Properties, proceeds from the sale of non-core investments, other business initiatives or the joint venture of Properties, and borrowings under additional debt facilities.

         The Operating Partnership's long-term liquidity requirements as of June 30, 2004 consist primarily of $2.2 billion of debt maturing after June 30, 2005. The Operating Partnership also has $3.8 million of long-term capital expenditure requirements. The Operating Partnership anticipates meeting these long-term maturity obligations primarily through refinancing maturing debt with long-term secured and unsecured debt and through other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties.

         Debt and equity financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include:

      o Additional proceeds from the Operating Partnership's Credit Facility under which the Operating Partnership had up to $151.9 million of borrowing capacity available as of June 30, 2004;

      o Additional proceeds from the refinancing of existing secured and unsecured debt;

      o  Additional debt secured by existing underleveraged properties;

      o  Issuance of additional unsecured debt; and

      o Equity offerings including preferred and/or convertible securities or joint ventures of existing properties.

         The following factors could limit the Operating Partnership's ability to utilize these financing alternatives:

      o The reduction in the operating results of the Properties supporting the Operating Partnership's Credit Facility to a level that would reduce the availability of funds under the Credit Facility;

      o A reduction in the operating results of the Properties could limit the Operating Partnership's ability to refinance existing secured and unsecured debt, or extend maturity dates or could result in an uncured or unwaived event of default;

      o The Operating Partnership may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of the financial condition of the Operating Partnership or market conditions at the time the Operating Partnership seeks additional financing;

      o Restrictions under the Operating Partnership's debt instruments or outstanding equity may prohibit it from incurring debt or issuing equity on terms available under then-prevailing market conditions or at all; and

      o The Operating Partnership may be unable to service additional or replacement debt due to increases in interest rates or a decline in the Operating Partnership's operating performance.

         The Operating Partnership's portion of unconsolidated debt maturing through June 30, 2005 is $74.4 million. The Operating Partnership's portion of unconsolidated debt maturing after June 30, 2005 is $410.0 million. Unconsolidated debt is the liability of the unconsolidated entity, is typically secured by that entity's property, and is non-recourse to the Operating Partnership except where a guarantee exists.

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

         In connection with the January 2004 Series A Preferred Offering, the Operating Partnership issued additional Series A Preferred Units to the Company in exchange for the contribution of the net proceeds, after underwriting discounts, offering costs and dividends accrued on the units up to the issuance date of approximately $71.0 million. The Operating Partnership used the net proceeds to pay down the Operating Partnership's credit facility.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Operating Partnership's primary debt financing arrangements existing as of June 30, 2004, are shown below:

                                                                    BALANCE          INTEREST
                                                                  OUTSTANDING         RATE AT
                                                    MAXIMUM       AT JUNE 30,         JUNE 30,         MATURITY
               DESCRIPTION (1)                     BORROWINGS         2004              2004             DATE
-----------------------------------------------    ----------     -----------       ------------       --------
SECURED FIXED RATE DEBT:                            (dollars in thousands)

     AEGON Partnership Note (Greenway Plaza)       $   257,403    $     257,403          7.53     %   July 2009
     LaSalle Note I (Fund I)                           233,460          233,460          7.83         August 2027
     JP Morgan Mortgage Note (Houston Center)          189,074          189,074          8.31         October 2016
     LaSalle Note II (Fund II Defeasance) (2)          158,539          158,539          7.79         March 2006
     Cigna Note (707 17th Street/Denver Marriott)       70,000           70,000          5.22         June 2010
     Mass Mutual Note (3800 Hughes) (3)                 37,936           37,936          7.75         August 2006
     Bank of America Note (Colonnade)                   38,000           38,000          5.53         May 2013
     Metropolitan Life Note V (Datran Center)           37,177           37,177          8.49         December 2005
     Metropolitan Life Note VII (Dupont Centre)         35,500           35,500          4.31         May 2011
     Allstate Note (3993 Hughes) (3)                    25,864           25,864          6.65         September 2010
     Northwestern Life Note (301 Congress)              26,000           26,000          4.94         November 2008
     Metropolitan Life Note VI (3960 Hughes)(3)         24,363           24,363          7.71         October 2009
     Northwestern Life II (3980 Hughes)(3)              10,451           10,451          7.40         July 2007
     Woodmen of the World Note (Avallon IV)              8,500            8,500          8.20         April 2009
     Nomura Funding VI Note (Canyon Ranch - Lenox)       7,758            7,758         10.07         July 2020
     Construction, Acquisition and other
       obligations for various CRDI and Mira
       Vista projects                                   14,603           14,603     2.90 to 10.50     July 04 to Feb 09
                                                   -----------    -------------     -------------
             Subtotal/Weighted Average             $ 1,174,628    $   1,174,628          7.41     %
                                                   -----------    -------------     -------------

UNSECURED FIXED RATE DEBT:
     The 2009 Notes                                $   375,000    $     375,000          9.25     %   April 2009
     The 2007 Notes                                    250,000          250,000          7.50         September 2007
                                                   -----------    -------------     -------------
             Subtotal/Weighted Average             $   625,000    $     625,000          8.55     %
                                                   -----------    -------------     -------------

SECURED VARIABLE RATE DEBT:
     Bank of America Fund XII Term Loan (Fund
        XII) (4)                                   $   235,192    $     235,192          3.42     %   January 2006
     Fleet Fund I Term Loan (Fund I)                   160,000          160,000          4.63         May 2005
     Lehman Capital Note (Fountain Place)               90,000           90,000          2.82         March 2005
     Fleet Term Loan (Distributions from Fund
        III, IV and V)                                  75,000           75,000          5.69         February 2007
     National Bank of Arizona (Desert
        Mountain)                                       37,580           34,951     4.00 to 5.00      Nov 04 to Dec 05
     FHI Finance Loan (Sonoma Mission Inn)              10,000           10,000          5.63         September 2009
     The Rouse Company (Hughes Center
        undeveloped land)                                7,500            7,500          5.00         December 2005
     Wells Fargo Bank (3770 Hughes)                      4,774            4,774          3.23         September 2004
     Construction, Acquisition and other
        obligations for various CRDI and Mira
        Vista projects                                 115,296           61,104     3.35 to 4.50      July 04 to Sep 08
                                                   -----------    -------------     -------------
             Subtotal/Weighted Average             $   735,342    $     678,521          4.03     %
                                                   -----------    -------------     -------------

UNSECURED VARIABLE RATE DEBT:
     Credit Facility                               $   391,962    $     232,500 (5)      3.36     %   May 2005
                                                   -----------    -------------     -------------
             Subtotal/Weighted Average             $   391,962    $     232,500          3.36     %
                                                   -----------    -------------     -------------

             TOTAL/WEIGHTED AVERAGE                $ 2,926,932    $   2,710,649          6.48     %(6)
                                                   ===========    =============     =============

AVERAGE REMAINING TERM                                                                                5.1 years

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

(3) Includes a portion of total premiums of $7.7 million reflecting market value of debt acquired with purchase of Hughes Center portfolio.

(4)  This loan has one one-year extension option.

(5) The outstanding balance excludes letters of credit issued under the credit facility of $7.6 million.

(6) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 6.82%.

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

         Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under the Operating Partnership's loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for the Operating Partnership's secured debt, foreclosure on the property securing the debt, and could cause the credit facility to become unavailable to the Operating Partnership. In addition, an event of default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the Credit Facility, 2007 Notes, 2009 Notes, Bank of America Fund XII Term Loan, the Fleet Fund I Term Loan and the Fleet Term Loan after the notice and cure periods for the other indebtedness have passed. As a result, any uncured or unwaived event of default could have an adverse effect on the Operating Partnership's business, financial condition, or liquidity.

         The Operating Partnership's debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the six months ended June 30, 2004, there were no circumstances that required prepayment penalties or increased collateral related to the Operating Partnership's existing debt.

         On June 28, 2004, the Operating Partnership paid off the $220.0 million Deutsche Bank-CMBS loan with proceeds from the Fountain Place transaction and a draw on the Operating Partnership's credit facility. See "Recent Developments," in this Item 2, for additional information regarding the Fountain Place transaction. The loan was secured by the Funding X Properties and Spectrum Center. In July 2004, the Operating Partnership unwound the $220.0 million interest rate cap with JP Morgan Chase that corresponded to this loan.

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

UNCONSOLIDATED DEBT ARRANGEMENTS

         As of June 30, 2004, the total debt of the unconsolidated joint ventures and equity investments in which the Operating Partnership has ownership interests was $1.3 billion, of which the Operating Partnership's share was $484.4 million. The Operating Partnership had guaranteed $6.4 million of this debt as of June 30, 2004. Additional information relating to the Operating Partnership's unconsolidated debt financing arrangements is contained in Note 8, "Investments in Unconsolidated Companies," of Item 1, "Financial Statements."

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Operating Partnership uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of June 30, 2004, the Operating Partnership had three cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Operating Partnership's interest rate swaps designated as cash flow hedge agreements during the six months ended June 30, 2004, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                              CHANGE IN
                  NOTIONAL    MATURITY     REFERENCE   FAIR MARKET      ADDITIONAL         UNREALIZED GAINS
EFFECTIVE DATE     AMOUNT       DATE         RATE         VALUE      INTEREST EXPENSE      (LOSSES) IN OCI
---------------  ----------   --------     ---------   -----------   -----------------    ------------------
(in thousands)
---------------
   4/18/00       $  100,000    4/18/04       6.76%     $        --   $           1,712    $            1,695
   2/15/03          100,000    2/15/06       3.26%            (775)              1,082                 1,570
   2/15/03          100,000    2/15/06       3.25%            (771)              1,081                 1,569
   9/02/03          200,000    9/01/06       3.72%          (2,749)              2,649                 3,848
                                                       -----------   -----------------    ------------------
                                                       $    (4,295)  $           6,524    $            8,682
                                                       ===========   =================    ==================


         In addition, two of the Operating Partnership's unconsolidated companies have cash flow hedge agreements of which the Operating Partnership's portion of change in unrealized gains reflected in OCI was approximately $0.4 million for the six months ended June 30, 2004.

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

                           UNCONSOLIDATED INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED COMPANIES

         The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and investments as of June 30, 2004.

                                                                                                OPERATING PARTNERSHIP'S
                                                                                                       OWNERSHIP
                        ENTITY                                     CLASSIFICATION                 AS OF JUNE 30, 2004
-------------------------------------------------------  ------------------------------------   -------------------------
Main Street Partners, L.P.                               Office (Bank One Center-Dallas)                 50.0% (1)
Crescent Miami Center, L.L.C.                            Office (Miami Center - Miami)                   40.0% (2)
Crescent Five Post Oak Park L.P.                         Office (Five Post Oak - Houston)                30.0% (3)
Crescent One BriarLake Plaza, L.P.                       Office (BriarLake Plaza - Houston)              30.0% (4)
Crescent 5 Houston Center, L.P.                          Office (5 Houston Center-Houston)               25.0% (5)
Austin PT BK One Tower Office Limited Partnership        Office (Bank One Tower-Austin)                  20.0% (6)
Houston PT Three Westlake Office Limited Partnership     Office (Three Westlake Park - Houston)          20.0% (6)
Houston PT Four Westlake Office Limited Partnership      Office (Four Westlake Park-Houston)             20.0% (6)
Vornado Crescent Carthage and KC Quarry, L.L.C.          Temperature-Controlled Logistics                56.0% (7)
Vornado Crescent Portland Partnership                    Temperature-Controlled Logistics                40.0% (8)
Blue River Land Company, L.L.C.                          Other                                           50.0% (9)
Canyon Ranch Las Vegas, L.L.C.                           Other                                           50.0% (10)
EW Deer Valley, L.L.C.                                   Other                                           41.7% (11)
CR License, L.L.C.                                       Other                                           30.0% (12)
CR License II, L.L.C.                                    Other                                           30.0% (13)
SunTx Fulcrum Fund, L.P.                                 Other                                           23.5% (14)
SunTx Capital Partners, L.P.                             Other                                           14.4% (15)
G2 Opportunity Fund, L.P. ("G2")                         Other                                           12.5% (16)

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

(7) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

(8) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

(9) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Operating Partnership. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(10) Of the remaining 50% interest in Canyon Ranch Las Vegas, L.L.C., 35% is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties and 15% is owned by the Operating Partnership through its investments in CR License II, L.L.C. Canyon Ranch Las Vegas, L.L.C. operates a Canyon Ranch spa in a hotel in Las Vegas.

(11) The remaining 58.3% interest in EW Deer Valley, L.L.C. is owned by parties unrelated to the Operating Partnership. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(12) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties. CR License, L.L.C. owns the licensing agreement related to certain Canyon Ranch trade names and trademarks.

(13) The remaining 70% interest in CR License II, L.L.C. is owned by an affiliate of the management company of two of the Operating Partnership's Resort/Hotel Properties. CR License II, L.L.C. and its wholly-owned subsidiaries provide management and development consulting services to a variety of entities in the hospitality, real estate, and health and wellness industries.

(14) Of the remaining 76.5% of SunTx Fulcrum Fund, 37.1% is owned by SunTx Capital Partners, L.P. and the remaining 39.4% is owned by a group of individuals unrelated to the Operating Partnership. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation.

(15) SunTx Capital Partners, L.P. is the general Partner of the SunTx Fulcrum Fund, L.P. The remaining 85.6% interest in SunTx Capital Partners, L.P. is owned by parties unrelated to the Operating Partnership.


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

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"), as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. The Operating Partnership has no interest in COPI or AmeriCold Logistics. On March 2, 2004, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the deferred rent period to December 31, 2005, from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003, on March 7, 2003.

         Under terms of the leases, AmeriCold Logistics elected to defer $26.9 million of the total $78.9 million of rent payable for the six months ended June 30, 2004. The Operating Partnership's share of the deferred rent was $10.8 million. The Operating Partnership recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $10.8 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the six months ended June 30, 2004. As of June 30, 2004, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $109.3 million and $101.2 million, respectively, of which the Operating Partnership's portions were $43.7 million and $40.5 million, respectively.

         As a result of the continuing inability of AmeriCold Logistics to pay the full amount of the rent due under the leases without deferral elections, the Operating Partnership anticipates that the Temperature-Controlled Logistics Corporation may restructure the leases in 2004, although it is under no obligation to do so.

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

         The Operating Partnership believes that the most significant accounting policies that involve the use estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:

      o  Impairments,

      o  Acquisition of operating properties,

      o Relative sales method and percentage of completion (Residential Development entities),

      o  Gain recognition on sale of real estate assets,

      o  Consolidation of variable interest entities, and

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

         CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities," ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which amended FIN 46. Under FIN 46R, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs for financial periods ending after March 15, 2004, except for special purpose entities which had to be consolidated by December 31, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of other entities such as VIEs. FIN 46R requires VIEs to be consolidated by a company if the company is subject to a majority of the expected losses of the VIE's activities or entitled to receive a majority of the entity's expected residual returns or both.

         The adoption of FIN 46R did not have a material impact to the Operating Partnership's financial condition or results of operations. Due to the adoption of this Interpretation and management's assumptions in application of the guidelines stated in the Interpretation, the Operating Partnership has consolidated GDW LLC, a subsidiary of DMDC, as of December 31, 2003 and Elijah Fulcrum Fund Partners, L.P. ("Elijah") as of January 1, 2004. Elijah is a limited partnership whose purpose is to invest in the SunTx Fulcrum Fund, L.P. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. While it was determined that one of the Operating Partnership's unconsolidated joint ventures, Main Street Partners, L.P., and its investments in Canyon Ranch Las Vegas, L.L.C., CR License, L.L.C. and CR License II, L.L.C. ("Canyon Ranch Entities") are VIEs under FIN 46R, the Operating Partnership is not the primary beneficiary and is not required to consolidate these entities under other GAAP. The Operating Partnership's maximum exposure to loss is limited to its equity investment of approximately $52.0 million in Main Street Partners, L.P. and $5.1 million in the Canyon Ranch Entities at June 30, 2004.

         In connection with the Hughes Center acquisition, the Operating Partnership entered into two separate exchange agreements with a third party intermediary. The first exchange agreement includes two parcels of undeveloped land and the second exchange agreement includes the 3930 Hughes Parkway Office Property. Both agreements were for a maximum term of 180 days and allow the Operating Partnership to pursue favorable tax treatment on other properties sold by the Operating Partnership within this period. During the 180-day periods, which will end on August 28, 2004 and November 6, 2004, respectively, the third party intermediary is the legal owner of the properties, although the Operating Partnership controls the properties, retains all of the economic benefits and risks associated with these properties and indemnifies the third party intermediary and, therefore, the Operating Partnership fully consolidates these properties. The Operating Partnership will take legal ownership of the properties no later than on the expiration of the 180-day period.

         Further, in connection with the Hughes Center acquisition, the Operating Partnership entered into an exchange agreement with a third party intermediary for six of the Office Properties and the nine retail parcels. This agreement was for a maximum term of 180 days and allowed the Operating Partnership to pursue favorable tax treatment on other properties sold by the Operating Partnership within this period. During the 180-day period, which ended on June 28, 2004, the third party intermediary was the legal owner of the properties, although the Operating Partnership controlled the properties, retained all of the economic benefits and risks associated with these properties and indemnified the third party intermediary and, therefore, the Operating Partnership fully consolidated these properties. On June 28, 2004, the Operating Partnership took legal ownership of the Office Properties.

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

ADOPTION OF NEW ACCOUNTING STANDARD

         EITF 03-1. At the March 17-18, 2004 meeting, consensus was reached by the FASB Emerging Issues Task Force on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Consensus applies to investments in debt and equity securities within the scope of SFAS Nos. 115, "Accounting for Certain Investments in Debt and Equity Securities," and 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." It also applies to investments in equity securities that are both outside SFAS No. 115's scope and not accounted for under the equity method. The Task Force reached a consensus that certain quantitative and qualitative disclosures should be required for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The new impairment guidance creates a model that calls for many judgments and additional evidence gathering in determining whether or not securities are other-than-temporarily impaired and lists some of these impairment indicators. The impairment accounting guidance is effective for periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods are effective for periods ending after June 15, 2004. The Operating Partnership adopted EITF 03-1 effective July 1, 2004 and expects no impact on the Operating Partnership's financial condition or its results of operations.

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

         The Operating Partnership calculates FFO available to partners - diluted in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Partners.

         The National Association of Real Estate Investment Trusts ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO available to partners - diluted and FFO appropriate measures of performance for an operating partnership of an equity REIT and for its investment segments. However, FFO available to partners - diluted and FFO should not be considered an alternative to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance

         The aggregate cash distributions paid to unitholders for the six months ended June 30, 2004 and 2003 were $87.8 million and $87.1 million, respectively. The Operating Partnership reported FFO available to partners before impairments charges related to real estate assets - diluted of $58.6 million and $77.9 million, for the six months ended June 30, 2004 and 2003, respectively. The Operating Partnership reported FFO available to partners after impairments charges related to real estate assets - diluted of $55.7 million and $59.8 million, for the six months ended June 30, 2004 and 2003, respectively.

         An increase or decrease in FFO available to partners - diluted does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 90% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO available to partners - diluted will generally require an increase in distributions to unitholders although not necessarily on a proportionate basis.

         Accordingly, the Operating Partnership believes that to facilitate a clear understanding of the consolidated historical operating results of the Operating Partnership, FFO available to partners - diluted should be considered in conjunction with the Operating Partnership's net income and cash flows reported in the consolidated financial statements and notes to the financial statements. However, the Operating Partnership's measure of FFO available to partners - diluted may not be comparable to similarly titled measures of operating partnerships of REITs (other than the Company) because these REITs may apply the definition of FFO in a different manner than the Operating Partnership.

                CONSOLIDATED STATEMENTS OF FUNDS FROM OPERATIONS
                                 (in thousands)

                                                                  FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,                       JUNE 30,
                                                                  --------------------------      --------------------------
                                                                     2004            2003            2004            2003
                                                                  ----------      ----------      ----------      ----------
Net (loss) income                                                 $  (11,183)     $      628      $  (23,948)     $  (14,422)
Adjustments to reconcile net (loss) income to
     funds from operations available to partners -
     diluted:
Depreciation and amortization of real estate assets                   38,382          33,099          76,423          69,400
Loss on property sales, net                                            2,437             478           2,493             704
Impairment charges related to real estate assets and assets
    held for sale                                                        500             990           2,851          18,018
Adjustment for investments in unconsolidated companies:
     Office Properties                                                 2,497           2,596           4,905           5,418
     Resort/Hotel Properties                                              --             355              --             749
     Residential Development Properties                                  629            (512)             52             227
     Temperature-Controlled Logistics Properties                       5,785           5,486          11,580          10,996
     Other                                                                --            (104)             --             (82)
Series A Preferred Unit distributions                                 (5,991)         (4,556)        (11,742)         (9,112)
Series B Preferred Unit distributions                                 (2,019)         (2,019)         (4,038)         (4,038)
                                                                  ----------      ----------      ----------      ----------
Funds from operations available to partners before
     impairment charges related to real estate assets -
     diluted                                                      $   31,037      $   36,441      $   58,576      $   77,858
Impairment charges related to real estate assets                        (500)           (990)         (2,851)        (18,018)
                                                                  ----------      ----------      ----------      ----------
Funds from operations available to partners after impairment
charges related to real estate assets - diluted                   $   30,537      $   35,451      $   55,725      $   59,840
                                                                  ==========      ==========      ==========      ==========

Investment Segments:
     Office Properties                                            $   75,326      $   69,555      $  143,298      $  141,281
     Resort/Hotel Properties                                           9,991          12,356          23,021          27,987
     Residential Development Properties                                5,168           5,705          11,342          10,993
     Temperature-Controlled Logistics Properties                       3,078           5,079           7,972          12,096
Other:
     Corporate general and administrative                             (6,794)         (5,729)        (13,711)        (11,610)
     Interest expense                                                (45,429)        (43,073)        (90,437)        (86,306)
     Series A Preferred Unit distributions                            (5,991)         (4,556)        (11,742)         (9,112)
     Series B Preferred Unit distributions                            (2,019)         (2,019)         (4,038)         (4,038)
     Other(1)                                                         (2,293)           (877)         (7,129)         (3,433)
                                                                  ----------      ----------      ----------      ----------
Funds from operations available to partners before impairment
charges related to real estate assets - diluted                   $   31,037      $   36,441      $   58,576      $   77,858
Impairment charges related to real estate assets                        (500)           (990)         (2,851)        (18,018)
                                                                  ----------      ----------      ----------      ----------
Funds from operations available to partners after impairment
charges related to real estate assets - diluted                   $   30,537      $   35,451      $   55,725      $   59,840
                                                                  ==========      ==========      ==========      ==========

Basic weighted average units                                          58,375          58,460          58,369          58,472
Diluted weighted average units(2)                                     58,432          58,466          58,478          58,476

----------
(1) Includes interest and other income, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

(2) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                                      FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                      --------------------------    ------------------------
(units in thousands)                                    2004              2003        2004            2003
                                                      --------         ---------    --------        --------
Basic weighted average units:                           58,375            58,460      58,369          58,472
Add:   Restricted units and unit options                    57                 6         109               4
                                                      --------         ---------    --------        --------
Diluted weighted average units                          58,432            58,466      58,478          58,476
                                                      ========         =========    ========        ========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Operating Partnership's market risk occurred from December 31, 2003 through June 30, 2004. Information regarding the Operating Partnership's market risk at December 31, 2003 is contained in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

         The Operating Partnership and Crescent Finance Company maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Operating Partnership's and Crescent Finance Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Operating Partnership's and Crescent Finance Company's management, including the Chief Executive Officer and Chief Financial Officer of the General Partner and Crescent Finance Company, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As of June 30, 2004, the Operating Partnership and Crescent Finance Company carried out an evaluation, under the supervision and with the participation of the Operating Partnership's and Crescent Finance Company's management, including the Chief Executive Officer and Chief Financial Officer of the General Partner and Crescent Finance Company, of the effectiveness of the design and operation of the Operating Partnership's and Crescent Finance Company's disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of the General Partner and Crescent Finance Company concluded that the Operating Partnership's and Crescent Finance Company's disclosure controls and procedures were effective at the reasonable assurance level.

         During the three months ended June 30, 2004, there was no change in the Operating Partnership's and Crescent Finance Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's and Crescent Finance Company's internal control over financial reporting.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                                   (Registrant)
                                             By:  Crescent Real Estate Equities, Ltd.
                                                     Its General Partner

                                             By   /s/     John C. Goff
                                                  -------------------------------------------------------
                                                          John C. Goff
         Date:  August 6, 2004                            Sole Director and Chief Executive Officer



                                             By   /s/     Jerry R. Crenshaw, Jr
                                                  -------------------------------------------------------
                                                          Jerry R. Crenshaw, Jr.
                                                          Executive Vice President and Chief Financial Officer
         Date:  August 6, 2004                            (Principal Financial and Accounting Officer)





                                                     CRESCENT FINANCE COMPANY
                                                               (Registrant)


                                             By   /s/     John C. Goff
                                                  -------------------------------------------------------
                                                          John C. Goff
         Date:  August 6, 2004                            Sole Director and Chief Executive Officer



                                             By   /s/     Jerry R. Crenshaw, Jr
                                                  -------------------------------------------------------
                                                          Jerry R. Crenshaw, Jr.
                                                          Executive Vice President and Chief Financial Officer
         Date:  August 6, 2004                            (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
       ---------  ----------------------
         3.01     Third Amended and Restated Agreement of Limited Partnership of
                  Crescent Real Estate Equities Limited Partnership, dated as of
                  January 2, 2003, as amended (filed as Exhibit No. 10.01 to the
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2004 of Crescent Real Estate Equities Company (the "Company")
                  and incorporated herein by reference)

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