Form 10-Q
period 2004-09-30
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP; CRESCENT FINANCE CO
filed 2004-11-09
CIK 1010958, 1174272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED September 30, 2004
                          COMMISSION FILE NO. 333-42293
                                              333-89194-01

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CRESCENT FINANCE COMPANY *
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    75-2531304
          DELAWARE                                    42-1536518
- ---------------------------------           -------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification
of incorporation or organization)                        Number)

              777 Main Street, Suite 2100, Fort Worth, Texas 76102

          -----------------------------------------------------------
               (Address of principal executive offices)(Zip code)

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

                                                                                                       PAGE
PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003
           (unaudited)...........................................................................        3

           Consolidated Statements of Operations for the three and nine months ended
           September 30, 2004 and 2003 (unaudited)...............................................        4

           Consolidated Statement of Partners' Capital for the nine months ended
           September 30, 2004 (unaudited)........................................................        5

           Consolidated Statements of Cash Flows for the nine months ended September 30, 2004
           and 2003 (unaudited)..................................................................        6

           Notes to Consolidated Financial Statements............................................        7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       39

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       71

Item 4.    Controls and Procedures...............................................................       71

PART II: OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K......................................................       76

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                      2004            2003
                                                                                      ----            ----
ASSETS:
Investments in real estate:
      Land                                                                        $   274,260     $   237,058
      Land improvements, net of accumulated depreciation of $22,937 and
        $19,270 at September 30, 2004 and December 31, 2003, respectively             113,217         105,236
      Building and improvements, net of accumulated depreciation of
        $650,194 and $584,861 at September 30, 2004 and December 31, 2003,
        respectively                                                                2,377,177       2,135,338
      Furniture, fixtures and equipment, net of accumulated depreciation of $38,374 and $33,344 at September 30, 2004 and December 31, 2003,
        respectively                                                                   41,313          43,227
      Land held for investment or development                                         505,543         450,279
      Properties held for disposition, net                                             78,067         186,135
                                                                                  -----------     -----------
        Net investment in real estate                                             $ 3,389,577     $ 3,157,273

      Cash and cash equivalents                                                   $    61,076     $    74,885
      Restricted cash and cash equivalents                                             75,800         217,329
      Defeasance investments                                                          170,589           9,620
      Accounts receivable, net                                                         48,761          40,715
      Deferred rent receivable                                                         79,573          66,567
      Investments in unconsolidated companies                                         356,950         440,594
      Notes receivable, net                                                            74,157          78,453
      Income tax asset-current and deferred, net                                       31,138          17,506
      Other assets, net                                                               287,602         203,770
                                                                                  -----------     -----------
        Total assets                                                              $ 4,575,223     $ 4,306,712
                                                                                  ===========     ===========

LIABILITIES:
      Borrowings under Credit Facility                                            $   307,500     $   239,000
      Notes payable                                                                 2,548,391       2,319,699
      Accounts payable, accrued expenses and other liabilities                        454,088         361,614
      Current income tax payable                                                            -           7,995
                                                                                  -----------     -----------
        Total liabilities                                                         $ 3,309,979     $ 2,928,308
                                                                                  -----------     -----------
COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                               $    44,137     $    47,123

PARTNERS' CAPITAL:
        Series A Convertible Cumulative Preferred Units, liquidation preference of $25.00 per unit, 14,200,000 and 10,800,000 units issued and
          outstanding at September 30, 2004 and December 31, 2003, respectively   $   319,166     $   248,160
        Series B Cumulative Preferred Units, liquidation preference of $25.00 per unit, 3,400,000 units issued and outstanding
          at September 30, 2004 and December 31, 2003                                  81,923          81,923
        Units of Partnership Interest, 58,526,287 and 58,510,501 issued and outstanding at September 30, 2004 and December 31, 2003, respectively:
          General partner - outstanding 585,263 and 585,105                             8,516          10,424
          Limited partners - outstanding 57,941,024 and 57,925,396                    815,688       1,004,603
        Accumulated other comprehensive income                                         (4,186)        (13,829)
                                                                                  -----------     -----------
            Total partners' capital                                               $ 1,221,107     $ 1,331,281
                                                                                  -----------     -----------
            Total liabilities and partners' capital                               $ 4,575,223     $ 4,306,712
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                            FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                             -------------------      -------------------
                                                                              2004         2003         2004        2003
                                                                           ---------    ---------    ---------    --------
REVENUE:
         Office Property                                                   $ 128,331    $ 123,155    $ 384,564    $ 364,137
         Resort/Hotel Property                                                46,986       42,319      137,241      132,873
         Residential Development Property                                     60,595       34,936      163,875      140,631
                                                                           ---------    ---------    ---------    ---------
              Total Property revenue                                       $ 235,912    $ 200,410    $ 685,680    $ 637,641
                                                                           ---------    ---------    ---------    ---------
EXPENSE:

         Office Property real estate taxes                                 $  15,719    $  15,323    $  49,719    $  49,794
         Office Property operating expenses                                   46,699       42,976      132,906      125,956
         Resort/Hotel Property expense                                        39,479       35,397      115,382      108,706
         Residential Development Property expense                             54,480       34,975      146,803      131,977
                                                                           ---------    ---------    ---------    ---------
              Total Property expense                                       $ 156,377    $ 128,671    $ 444,810    $ 416,433
                                                                           ---------    ---------    ---------    ---------

              Income from Property Operations                              $  79,535    $  71,739    $ 240,870    $ 221,208
                                                                           ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
         Income from investment land sales, net                            $   7,583    $  11,334    $   8,532    $  12,961
         Gain on joint venture of properties, net                                  -            -            -          100
         Interest and other income                                             2,575        1,319        8,295        3,953
         Corporate general and administrative                                 (9,023)      (7,356)     (22,734)     (18,968)
         Interest expense                                                    (46,571)     (43,044)    (137,008)    (129,298)
         Amortization of deferred financing costs                             (3,453)      (2,783)     (10,243)      (7,751)
         Extinguishment of debt                                                 (155)           -       (3,082)           -
         Depreciation and amortization                                       (45,715)     (35,550)    (127,702)    (104,761)
         Impairment charges related to real estate assets                     (4,094)           -       (4,094)      (1,200)
         Other expenses                                                          (88)        (130)        (236)      (1,042)
         Equity in net income (loss) of unconsolidated companies:
              Office Properties                                                1,268        5,871        3,871        9,981
              Resort/Hotel Properties                                             22          (89)        (227)       2,036
              Residential Development Properties                                (803)       1,725       (1,110)       4,235
              Temperature-Controlled Logistics Properties                       (906)        (949)      (4,514)         152
              Other                                                              190         (864)        (391)      (1,679)
                                                                           ---------    ---------    ---------    ---------

         Total Other Income (Expense)                                      $ (99,170)   $ (70,516)   $(290,643)   $(231,281)
                                                                           ---------    ---------    ---------    ---------

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
      MINORITY  INTERESTS AND INCOME TAXES                                 $ (19,635)   $   1,223    $ (49,773)   $ (10,073)
         Minority interests                                                   (1,495)        (294)      (1,106)        (739)
         Income tax benefit                                                    6,613        4,865       13,214       10,336
                                                                           ---------    ---------    ---------    ---------

(LOSS) INCOME BEFORE  DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A
     CHANGE IN ACCOUNTING PRINCIPLE                                        $ (14,517)   $   5,794    $ (37,665)   $    (476)
         Income from discontinued operations                                   2,319          440        7,301        9,493
         Impairment charges related to real estate assets from
            discontinued operations                                             (350)      (2,356)      (3,201)     (19,174)
         Loss on real estate from discontinued operations                        (38)         (23)      (2,537)        (411)
         Cumulative effect of a change in accounting principle                     -            -         (428)           -
                                                                           ---------    ---------    ---------    ---------

NET (LOSS) INCOME                                                          $ (12,586)   $   3,855    $ (36,530)   $ (10,568)
     Series A Preferred Unit distributions                                    (5,991)      (4,556)     (17,733)     (13,668)
     Series B Preferred Unit distributions                                    (2,019)      (2,019)      (6,057)      (6,057)
                                                                           ---------    ---------    ---------    ---------
NET LOSS AVAILABLE TO PARTNERS                                             $ (20,596)   $  (2,720)   $ (60,320)   $ (30,293)
                                                                           =========    =========    =========    =========

BASIC EARNINGS PER UNIT DATA:
         Loss available to partners before discontinued operations and
            cumulative effect of a change in accounting principle          $   (0.39)   $   (0.01)   $   (1.05)   $   (0.34)
         Income from discontinued operations                                    0.04            -         0.12         0.16
         Impairment charges related to real estate assets from
            discontinued operations                                                -        (0.04)       (0.05)       (0.33)
         Loss on real estate from discontinued operations                          -            -        (0.04)       (0.01)
         Cumulative effect of a change in accounting principle                     -            -        (0.01)           -
                                                                           ---------    ---------    ---------    ---------
         Net loss available to partners - basic                            $   (0.35)   $   (0.05)   $   (1.03)   $   (0.52)
                                                                           =========    =========    =========    =========

DILUTED EARNINGS PER UNIT DATA:
         Loss available to partners before discontinued operations and
            cumulative effect of a change in accounting principle          $   (0.39)   $   (0.01)   $   (1.05)   $   (0.34)
         Income from discontinued operations                                    0.04            -         0.12         0.16
         Impairment charges related to real estate assets from
            discontinued operations                                                -        (0.04)       (0.05)       (0.33)
         Loss on real estate from discontinued operations                          -            -        (0.04)       (0.01)
         Cumulative effect of a change in accounting principle                     -            -        (0.01)           -
                                                                           ---------    ---------    ---------    ---------
         Net loss available to partners - diluted                          $   (0.35)   $   (0.05)   $   (1.03)   $   (0.52)
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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                             (dollars in thousands)
                                   (unaudited)

                                                              PREFERRED     GENERAL      LIMITED     ACCUMULATED
                                                              PARTNERS'    PARTNERS'    PARTNERS'   COMPREHENSIVE   PARTNERS'
                                                               CAPITAL      CAPITAL      CAPITAL        INCOME       CAPITAL
                                                               -------      -------      -------        ------       -------
PARTNERS' CAPITAL, December 31, 2003                         $  330,083    $ 10,424    $ 1,004,603    $ (13,829)   $ 1,331,281

Issuance of Preferred Units A                                    71,006           -              -            -         71,006
Contributions, net                                                    -           5            527            -            532
Distributions                                                         -      (1,320)      (130,693)           -       (132,013)
Amortization of Deferred Compensation on Restricted Shares            -          10            968            -            978
Net Loss                                                              -        (603)       (59,717)           -        (60,320)
Unrealized Gain on Marketable Securities                              -           -              -        1,445          1,445
Unrealized Gain on Cash Flow Hedges                                   -           -              -        8,198          8,198
                                                             ----------    --------    -----------    ---------    -----------
PARTNERS' CAPITAL, September 30, 2004                        $  401,089    $  8,516    $   815,688    $  (4,186)   $ 1,221,107
                                                             ==========    ========    ===========    =========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                            2004         2003
                                                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 $ (36,530)   $ (10,568)
Adjustments to reconcile net loss to net cash provided  by operating activities:
      Depreciation and amortization                                                        137,945      112,512
      Residential Development cost of sales                                                 67,519       66,658
      Residential Development capital expenditures                                        (126,622)     (98,506)
      Impairment charges related to real estate assets from discontinued operations          3,201       19,174
      Loss on real estate from discontinued operations                                       2,537          411
      Discontinued operations - depreciation and minority interests                          1,830       12,919
      Extinguishment of debt                                                                 3,082            -
      Impairment charges related to real estate assets                                       4,094        1,200
      Income from investment in land sales, net                                             (8,532)     (12,961)
      Gain on joint venture of properties, net                                                   -         (100)
      Minority interests                                                                     1,106          739
      Cumulative effect of a change in accounting principle                                    428            -
      Non-cash compensation                                                                    861            -
      Equity in (earnings) loss from unconsolidated companies:
           Office Properties                                                                (3,871)      (9,981)
           Resort/Hotel Properties                                                             227       (2,036)
           Residential Development Properties                                                1,110       (4,235)
           Temperature-Controlled Logistics Properties                                       4,514         (152)
           Other                                                                               391        1,679
      Distributions received from unconsolidated companies:
           Office Properties                                                                 4,465       10,220
           Residential Development Properties                                                    -           46
           Temperature-Controlled Logistics Properties                                       1,822            -
           Other                                                                               938          852
      Change in assets and liabilities, net of effects of consolidations, acquisitions and dispositions:
           Restricted cash and cash equivalents                                             52,695          602
           Accounts receivable                                                              (6,893)       4,866
           Deferred rent receivable                                                        (12,998)      (1,501)
           Income tax asset - current and deferred, net                                    (22,223)     (11,223)
           Other assets                                                                     (7,328)       7,536
           Accounts payable, accrued expenses and other liabilities                         11,391      (31,735)
                                                                                         ---------    ---------
              Net cash provided by operating activities                                  $  75,159    $  56,416
                                                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net cash impact of consolidation of previously unconsolidated companies            $     334    $  11,374
      Proceeds from property sales                                                         113,871       16,030
      Acquisition of investment properties                                                (193,275)     (14,802)
      Development of investment properties                                                  (3,804)      (3,612)
      Property improvements - Office Properties                                             (9,040)     (11,342)
      Property improvements - Resort/Hotel Properties                                      (22,228)      (7,097)
      Tenant improvement and leasing costs - Office Properties                             (68,145)     (51,114)
      Residential Development Properties Investments                                       (28,319)     (28,696)
      Decrease (increase) in restricted cash and cash equivalents                           92,347         (835)
      Purchases of defeasance investments and other securities                            (195,781)      (2,963)
      Proceeds from defeasance investment maturities                                         8,809            -
      Return of investment in unconsolidated companies:
           Office Properties                                                                 2,288        7,721
           Resort/Hotel  Properties                                                          1,299            -
           Residential Development Properties                                                   14          227
           Temperature-Controlled Logistics Properties                                      90,776        3,201
           Other                                                                               204        5,428
      Investment in unconsolidated companies:
           Office Properties                                                               (10,086)         (85)
           Residential Development Properties                                                 (991)      (4,738)
           Temperature-Controlled Logistics Properties                                      (2,404)        (897)
           Other                                                                            (2,646)      (1,419)
      Decrease in notes receivable                                                           4,810       19,098
                                                                                         ---------    ---------
           Net cash used in investing activities                                         $(221,967)   $ (64,521)
                                                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs                                                               $  (8,218)   $  (2,603)
      Borrowings under Credit Facility                                                     440,000      284,500
      Payments under Credit Facility                                                      (371,500)    (134,000)
      Notes payable proceeds                                                               454,623      100,435
      Notes payable payments                                                              (386,590)     (97,164)
      Residential Development Properties notes payable borrowings                           77,706       57,516
      Residential Development Properties notes payable payments                            (62,462)     (56,042)
      Amortization of debt premiums                                                         (1,766)           -
      Obligation related to property financing transaction                                  79,920            -
      Capital distributions - joint venture partner                                         (6,331)      (9,461)
      Capital contributions - joint venture partner                                          2,101            -
      Capital contributions to the Operating Partnership                                       362          146
      Issuance of preferred units - Series A                                                71,006            -
      Series A Preferred Unit distributions                                                (17,972)     (13,668)
      Series B Preferred Unit distributions                                                 (6,057)      (6,057)
      Distribution from the Operating Partnership                                         (131,823)    (131,292)
                                                                                         ---------    ---------
            Net cash provided by (used in) financing activities                          $ 132,999    $  (7,690)
                                                                                         ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                                    $ (13,809)   $ (15,795)
CASH AND CASH EQUIVALENTS,
      Beginning of period                                                                   74,885       75,418
                                                                                         ---------    ---------
CASH AND CASH EQUIVALENTS,
      End of period                                                                      $  61,076    $  59,623
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

      All of the limited partners of the Operating Partnership, other than the Company, own, in addition to limited partner interests, units. Each unit entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of the Company or, at the Company's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of September 30, 2004, the Company's approximately 84% limited partner interest has been treated as equivalent, for purposes of this report, to 49,077,135 units and the remaining approximately 15% limited partner interest has been treated as equivalent, for purposes of this report, to 8,863,889 units. In addition, the Company's 1% general partner interest has been treated as equivalent, for purposes of this report, to 585,263 units.

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

      The following table shows the consolidated subsidiaries of the Operating Partnership that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of September 30, 2004.

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

                                  Non wholly-owned assets, consolidated - 301
                                  Congress Avenue (50% interest) and Fountain Place
                                  (0.1% interest), included in the Operating
                                  Partnership's Office Segment. Sonoma Mission Inn
                                  (80.1% interest), included in the Operating
                                  Partnership's Resort/Hotel Segment.

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

Hughes Center Entities(1)         Wholly-owned assets - Hughes Center Properties
                                  (seven office properties each in a separate
                                  limited liability company). These properties are
                                  included in the Operating Partnership's Office
                                  Segment.

                                  Non wholly-owned asset, consolidated - 3770
                                  Hughes Parkway (67% interest), included in the Operating Partnership's Office Segment.

Crescent Real Estate Funding      Wholly-owned assets - The Aberdeen, The Avallon
I, L.P. ("Funding I")             I, II & III, Carter Burgess Plaza, The Citadel,
                                  The Crescent Atrium, The Crescent Office
                                  Towers, Regency Plaza One, Waterside Commons
                                  and 125 E. John Carpenter Freeway. These
                                  properties are included in the Operating
                                  Partnership's Office Segment.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crescent Real Estate Funding      Wholly-owned asset - Canyon Ranch - Lenox,
VI, L.P. ("Funding VI")           included in the Operating Partnership's
                                  Resort/Hotel Segment.

Crescent Real Estate Funding      Wholly-owned assets - The Addison, Austin Centre,
VIII, L.P. ("Funding VIII")       The Avallon V, Chancellor Park, 816 Congress,
                                  Greenway I & IA (two office properties), Greenway
                                  II, Johns Manville Plaza, Palisades Central I,
                                  Palisades Central II, Stemmons Place, Trammell
                                  Crow Center(3), 3333 Lee Parkway, 44 Cook and
                                  55 Madison. These properties are included in the
                                  Operating Partnership's Office Segment. The
                                  Canyon Ranch - Tucson, Omni Austin Hotel, and
                                  Ventana Inn & Spa, all of which are included in
                                  the Operating Partnership's Resort/Hotel Segment.

Crescent Real Estate Funding      Wholly-owned assets - Post Oak Central (three
X, L.P. ("Funding X")             Office Properties). These properties are
                                  included in the Operating Partnership's Office
                                  Segment.

Crescent Real Estate Funding      Wholly-owned assets - Albuquerque Plaza, Barton
XII, L.P. ("Funding XII")         Oaks Plaza, Briargate Office and Research Center,
                                  MacArthur Center I & II, Stanford Corporate
                                  Center, and Two Renaissance Square. These
                                  properties are included in the Operating
                                  Partnership's Office Segment. The Hyatt Regency
                                  Albuquerque and the Park Hyatt Beaver Creek
                                  Resort & Spa. These properties are included in
                                  the Operating Partnership's Resort/Hotel Segment.

Crescent 707 17th Street,         Wholly-owned assets - 707 17th Street, included
L.L.C.                            in the Operating Partnership's Office Segment,
                                  and The Denver Marriott City Center, included in
                                  the Operating Partnership's Resort/Hotel Segment.

Crescent Alhambra, L.L.C.         Wholly-owned asset - Alhambra Plaza (two Office
                                  Properties), included in the Operating
                                  Partnership's Office Segment.

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

Crescent Colonnade, L.L.C.        Wholly-owned asset - The BAC-Colonnade Building,
                                  included in the Operating Partnership's Office
                                  Segment.

Mira Vista Development Corp.      Non wholly-owned asset, consolidated - Mira Vista
("MVDC")                          (98% interest), included in the Operating
                                  Partnership's Residential Development Segment.

Houston Area Development          Non wholly-owned assets, consolidated - Falcon
Corp. ("HADC")                    Point (98% interest) and Spring Lakes (98%
                                  interest). These properties are included in the
                                  Operating Partnership's Residential Development
                                  Segment.

Desert Mountain Development       Non wholly-owned assets, consolidated - Desert
Corporation ("DMDC")              Mountain (93% interest), included in the
                                  Operating Partnership's Residential Development
                                  Segment.

Crescent Resort Development       Non wholly-owned assets, consolidated -
Inc. ("CRDI")                     Brownstones (64% interest), Creekside at
                                  Riverfront (64% interest), Cresta (60% interest),
                                  Delgany (64% interest), Eagle Ranch (60%
                                  interest), Gray's Crossing (71% interest),
                                  Horizon Pass (64% interest), Hummingbird (64%
                                  interest), Main Street Station (30% interest),
                                  Northstar (57% interest), Old Greenwood (71%
                                  interest), Park Place at Riverfront (64%
                                  interest), Park Tower at Riverfront (64%
                                  interest), Riverbend (60% interest), Riverfront
                                  Park (64% interest). These properties are
                                  included in the Operating Partnership's
                                  Residential Development Segment.

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

- ---------------
      (1) In addition, the Operating Partnership owns nine retail parcels located in Hughes Center.

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


      See Note 8, "Investments in Unconsolidated Companies," for a table that lists the Operating Partnership's ownership in significant unconsolidated joint ventures and investments as of September 30, 2004.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEGMENTS

      The assets and operations of the Operating Partnership were divided into four investment segments at September 30, 2004, as follows:

      -     Office Segment;

      -     Resort/Hotel Segment;

      -     Residential Development Segment; and

      -     Temperature-Controlled Logistics Segment.

      Within these segments, the Operating Partnership owned in whole or in part the following real estate assets (the "Properties") as of September 30, 2004:

      - OFFICE SEGMENT consisted of 75 office properties (collectively referred to as the "Office Properties"), located in 27 metropolitan submarkets in seven states, with an aggregate of approximately 29.9 million net rentable square feet. Sixty-five of the Office Properties are wholly-owned and ten are owned through joint ventures, two of which are consolidated and eight of which are unconsolidated.

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

      - TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Operating Partnership's 40% interest in Vornado Crescent Portland Partnership (the "Temperature-Controlled Logistics Partnership") and a 56% non-controlling interest in the Vornado Crescent Carthage and KC Quarry L.L.C. ("VCQ"). The Temperature-Controlled Logistics Partnership owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Realty Trust (the "Temperature-Controlled Logistics Corporation"), a REIT. As of September 30, 2004, the Temperature-Controlled Logistics Corporation directly or indirectly owned 87 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 440.7 million cubic feet (17.5 million square feet) of warehouse space. As of September 30, 2004, VCQ owned two quarries and the related land. The Operating Partnership accounts for its interests in the Temperature-Controlled Logistics Partnership and in VCQ as unconsolidated equity entities.

      See Note 3, "Segment Reporting," for a table showing selected financial information for each of these investment segments for the three and nine months ended September 30, 2004 and 2003, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at September 30, 2004 and December 31, 2003.

      See Note 17, "Subsequent Events," for a discussion of (i) the Operating Partnership's joint venture transaction related to three of its office properties, (ii) the sale of one of its business-class hotel properties and
(iii) the restructuring of the Operating Partnership's investment in the Temperature-Controlled Logistics Segment.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

      The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

ADOPTION OF NEW ACCOUNTING STANDARD

      EITF 03-1. At the March 17-18, 2004 meeting, consensus was reached by the FASB Emerging Issues Task Force on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Consensus applies to investments in debt and equity securities within the scope of SFAS Nos. 115, "Accounting for Certain Investments in Debt and Equity Securities," and 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." It also applies to investments in equity securities that are both outside SFAS No. 115's scope and not accounted for under the equity method. The Task Force reached a consensus that certain quantitative and qualitative disclosures should be required for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The new impairment guidance creates a model that calls for many judgments and additional evidence gathering in determining whether or not securities are other-than-temporarily impaired and lists some of these impairment indicators. The impairment accounting guidance is effective for periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods are effective for periods ending after June 15, 2004. The Operating Partnership adopted EITF 03-1 effective July 1, 2004 and it had no impact on the Operating Partnership's financial condition or its results of operations.

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

      The adoption of FIN 46R did not have a material impact to the Operating Partnership's financial condition or results of operations. Due to the adoption of this Interpretation and management's assumptions in application of the guidelines stated in the Interpretation, the Operating Partnership has consolidated GDW LLC, a subsidiary of DMDC, as of December 31, 2003 and Elijah Fulcrum Fund Partners, L.P. ("Elijah") as of January 1, 2004. Elijah is a limited partnership whose purpose is to invest in the SunTx Fulcrum Fund, L.P. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. While it was determined that one of the Operating Partnership's unconsolidated joint ventures, Main Street Partners, L.P., and its investments in Canyon Ranch Las Vegas, L.L.C., CR License, L.L.C. and CR License II, L.L.C. ("Canyon Ranch Entities") are VIEs under FIN 46R, the Operating Partnership is not the primary beneficiary and is not required to consolidate these entities under other GAAP. The Operating Partnership's

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maximum exposure to loss is limited to its equity investment of approximately $57.7 million in Main Street Partners, L.P. and $5.1 million in the Canyon Ranch Entities at September 30, 2004.

      During 2004, the Operating Partnership entered into three separate exchange agreements with a third party intermediary. The first exchange agreement included two parcels of undeveloped land, the second exchange agreement included the 3930 Hughes Parkway Office Property, and the third exchange agreement included The Alhambra Office Property. The agreements were for a maximum term of 180 days and allow the Operating Partnership to pursue favorable tax treatment on other properties sold by the Operating Partnership within this period. During the 180-day periods, which ended or will end on August 28, 2004, November 6, 2004, and February 2, 2005, respectively, the third party intermediary is the legal owner of the properties, although the Operating Partnership controls the properties, retains all of the economic benefits and risks associated with these properties and indemnifies the third party intermediary and, therefore, the Operating Partnership fully consolidates these properties. The Operating Partnership took or will take legal ownership of the properties no later than on the expiration of the respective 180-day period.

      STOCK-BASED COMPENSATION. Effective January 1, 2003, the Operating Partnership adopted the fair value expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," on a prospective basis as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which requires that the fair value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the nine months ended September 30, 2004, the Company and the Operating Partnership granted stock and unit options and the Operating Partnership recognized compensation expense that was not significant to its results of operations. With respect to the Company's stock options and the Operating Partnership's unit options which were granted prior to 2003, the Operating Partnership accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Had compensation cost been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Operating Partnership's net loss and loss per unit would have been reduced to the following pro forma amounts:

                                                    FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                     ------------------     ------------------
(in thousands, except per unit amounts)                2004       2003         2004       2003
                                                       ----       ----         ----       ----
Net loss available to partners, as reported         $ (20,596)  $ (2,720)   $ (60,320) $ (30,293)
Add: Stock-based and unit-based employee
     compensation expense included in reported
     net income                                           355         15        1,056         21
Deduct: total stock-based and unit-based
     employee compensation expense determined
     under fair value based method for all
     awards                                              (924)      (698)      (2,798)    (2,111)
                                                    ---------   --------    ---------  ---------
Pro forma net loss                                  $ (21,165)  $ (3,403)   $ (62,062) $ (32,383)
Loss per unit:
Basic/Diluted - as reported                         $   (0.35)  $  (0.05)   $   (1.03) $   (0.52)
Basic/Diluted - pro forma                           $   (0.36)  $  (0.06)   $   (1.06) $   (0.55)

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      MARKETABLE SECURITIES. The Operating Partnership has classified and recorded its marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Realized gains or losses on the sale of securities are recorded based on specific identification. When a decline in the fair value of marketable securities is determined to be other-than-temporary, the cost basis is written down to fair value and the amount of the write-down is included in earnings for the applicable period. Investments in securities with no readily determinable market value are reported at cost, as they are not considered marketable under SFAS No. 115, and total $5.5 million at September 30, 2004 and December 31, 2003.

      The following tables present the cost, fair value and unrealized gains and losses as of September 30, 2004 and December 31, 2003 and the realized gains and change in Accumulated Other Comprehensive Income ("OCI") for the nine months ended September 30, 2004 and 2003 for the Operating Partnership's marketable securities.

                                               AS OF SEPTEMBER 30, 2004              AS OF DECEMBER 31, 2003
                                               ------------------------              -----------------------
(in thousands)
                                                        FAIR      UNREALIZED                 FAIR     UNREALIZED
  TYPE OF SECURITY                           COST       VALUE     GAIN/(LOSS)     COST       VALUE    GAIN/(LOSS)
  ----------------                           ----       -----     -----------     ----       -----    -----------
Held to maturity (1)                      $ 170,589   $ 169,042   $   (1,547)   $  9,620   $  9,621   $        1
Available for sale (2)                       24,204      24,908          705       2,278      2,278            -
                                          ---------   ---------   ----------    --------   --------   ----------
       Total                              $ 194,793   $ 193,950   $     (842)   $ 11,898   $ 11,899   $        1
                                          =========   =========   ==========    ========   ========   ==========

                                        FOR THE NINE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30, 2004        SEPTEMBER 30, 2003
                                            ------------------        ------------------
(in thousands)
                                          REALIZED     CHANGE         REALIZED      CHANGE
    TYPE OF SECURITY                     GAIN/(LOSS)   IN OCI        GAIN/(LOSS)    IN OCI
    ----------------                     -----------   ------        -----------    ------
Held to maturity (1)                      $       -         N/A      $        -    $    N/A
Available for sale (2)                            6         705            (502)        514
                                          ---------   ---------      ----------    --------
       Total                              $       6   $     705      $     (502)   $    514
                                          =========   =========      ==========    ========

- -------------
(1) Held to maturity securities are carried at amortized cost and consist of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on the LaSalle Note II. See
      Note 9, "Notes Payable and Borrowings Under Credit Facility," for additional information on the defeasance of the LaSalle Note II.

(2) Available for sale securities consist of marketable securities which the Operating Partnership intends to hold for an indefinite period of time. These securities consist of $18.3 million of bonds and $6.6 million of preferred stock which are included in "Other assets, net" in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the corresponding unrealized gain or loss recorded in OCI.

      In July 2004, Fresh Choice, Inc., in which the Operating Partnership owns $5.5 million Series B Preferred shares reported at cost at September 30, 2004 and December 31, 2003, filed for protection under Chapter 11 of the U.S. Bankruptcy Court in order to facilitate a reorganization and restructuring. At September 5, 2004, the accrued liquidation preference on the Series B Preferred shares was $9.3 million. Based on the Operating Partnership's evaluation of its preferred interest in Fresh Choice, the Operating Partnership estimates the value of its shares at a minimum to be equal to the investment balance of $5.5 million.

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

      The following tables present reconciliations for the three and nine months ended September 30, 2004 and 2003 of basic and diluted earnings per unit from "Loss before discontinued operations and cumulative effect of a change in accounting principle" to "Net loss available to partners." The table also includes weighted average units on a basic and diluted basis, which for the periods presented, are the same.

                                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                      ----------------------------------------
                                                                         2004                          2003
                                                                         ----                          ----
                                                              Income   Wtd. Avg. Per Unit    Income  Wtd. Avg. Per Unit
(in thousands, except per unit amounts)                       (Loss)   Units (1)  Amount     (Loss)  Units (1)  Amount
                                                              ------   ---------  ------     ------  ---------  ------
BASIC/DILUTED  EPS -
 Loss before discontinued operations and cumulative effect
      of a change in accounting principle                    $(14,517)   58,376             $ 5,794    58,460
Series A Preferred Unit distributions                          (5,991)                       (4,556)
Series B Preferred Unit distributions                          (2,019)                       (2,019)
                                                             --------  --------             -------  --------
Loss available to partners
     before discontinued operations and cumulative
     effect of a change in accounting principle              $(22,527)   58,376  $  (0.39)  $  (781)   58,460  $  (0.01)
Income from discontinued operations                             2,319                0.04       440                   -
Impairment charges related to real estate assets
     from discontinued operations                                (350)                  -    (2,356)              (0.04)
Loss on real estate from discontinued operations                  (38)                  -       (23)                  -
Cumulative effect of a change in accounting principle               -                   -         -                   -
                                                             --------  --------  --------   -------  --------  --------
Net loss available to partners                               $(20,596)   58,376  $  (0.35)  $(2,720)   58,460  $  (0.05)
                                                             ========  ========  ========   =======  ========  ========

- ---------------------------------------------
(1) Anti-dilutive units not included are 56 and 4 for the three months ended September 30, 2004 and 2003, respectively.

                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                       --------------------------------------
                                                                         2004                           2003
                                                                         ----                           ----
                                                              Income   Wtd. Avg. Per Unit    Income   Wtd. Avg. Per Unit
(in thousands, except per unit amounts)                       (Loss)   Units (1)  Amount     (Loss)   Units (1)  Amount
                                                              ------   ---------  ------     ------   ---------  ------
BASIC/DILUTED  EPS -

Loss before discontinued operations and cumulative effect
      of a change in accounting principle                    $(37,665)   58,371             $   (476)   58,468
Series A Preferred Unit distributions                         (17,733)                       (13,668)
Series B Preferred Unit distributions                          (6,057)                        (6,057)
                                                             --------  --------             -------   --------
Loss available to partners
     before discontinued operations and cumulative
     effect of a change in accounting principle              $(61,455)   58,371  $  (1.05)  $(20,201)   58,468  $  (0.34)
Income from discontinued operations                             7,301                0.12      9,493                0.16
Impairment charges related to real estate assets
     from discontinued operations,                             (3,201)              (0.05)   (19,174)              (0.33)
Loss on real estate from discontinued operations               (2,537)              (0.04)      (411)              (0.01)
Cumulative effect of a change in accounting principle            (428)              (0.01)         -                   -
                                                             --------  --------  --------   --------  --------  --------
Net loss available to partners                               $(60,320)   58,371  $  (1.03)  $(30,293)   58,468  $  (0.52)
                                                             ========  ========  ========   ========  ========  ========

- -------------------------------------------
(1) Anti-dilutive units not included are 85 and 2 for the nine months ended September 30, 2004 and 2003, respectively.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                          FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                                ------------
(in thousands)                                                                2004         2003
- --------------                                                                ----         ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid on debt                                                      $ 121,622    $ 110,670
Interest capitalized - Resort/Hotel                                              278            -
Interest capitalized - Residential Development                                11,090       13,896
Additional interest paid in conjunction with cash flow hedges                  8,935       15,472
                                                                           ---------    ---------
Total interest paid                                                        $ 141,925    $ 140,038
                                                                           =========    =========

Cash paid for income taxes                                                 $   8,406    $   1,954
                                                                           =========    =========

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES:

Assumption of debt in conjunction with acquisitions of Office Properties   $ 139,807    $  38,000
Non-cash compensation                                                            962          147
Financed sale of land parcel                                                   4,878       11,800
Financed purchase of land parcel                                               7,500            -

SUPPLEMENTAL SCHEDULE OF 2003 CONSOLIDATION OF DBL, MVDC, HADC, AND
   2004 CONSOLIDATION OF ELIJAH:

Net investment in real estate                                              $       -    $  (9,692)
Accounts receivable, net                                                        (848)      (3,057)
Investments in unconsolidated companies                                       (2,478)      13,552
Notes receivable, net                                                          4,363          (25)
Income tax asset - current and deferred, net                                    (274)      (3,564)
Other assets, net                                                                  -         (820)
Notes payable                                                                      -          312
Accounts payable, accrued expenses and other liabilities                           -       12,696
Minority interest - consolidated real estate partnerships                       (140)       1,972
Other comprehensive income, net of tax                                           139            -
Cumulative effect of a change in accounting principle                           (428)           -
                                                                           ---------    ---------
Increase in cash                                                           $     334    $  11,374
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

      NAREIT developed FFO as a relative measure of performance of an operating partnership of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Operating Partnership considers FFO available to partners - diluted and FFO appropriate measures of performance for an equity REIT and for its investment segments. However, FFO available to partners - diluted and FFO should not be considered as alternatives to net income determined in accordance with GAAP as an indication of the Operating Partnership's operating performance.

      The Operating Partnership's measures of FFO available to partners - diluted and FFO may not be comparable to similarly titled measures of operating partnerships of REITs (other than the Company) if those REITs apply the definition of FFO in a different manner than the Operating Partnership.

      Selected financial information related to each segment for the three and nine months ended September 30, 2004 and 2003, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at September 30, 2004 and December 31, 2003, are presented below:

            SELECTED FINANCIAL INFORMATION:                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
            -------------------------------                             ---------------------------------------------
                                                                                             TEMPERATURE-
                                                                                 RESIDENTIAL  CONTROLLED
                                                          OFFICE    RESORT/HOTEL DEVELOPMENT  LOGISTICS   CORPORATE
(in thousands)                                          SEGMENT(1)     SEGMENT    SEGMENT(2)   SEGMENT    AND OTHER        TOTAL
- --------------                                          ----------     -------    ----------   -------    ---------        -----
Total Property revenue                                  $ 128,331     $  46,986   $  60,595   $       -  $         -     $ 235,912
Total Property expense                                     62,418        39,479      54,480           -            -       156,377
                                                        ---------     ---------   ---------   ---------  -----------     ---------
    Income from Property Operations                     $  65,913     $   7,507   $   6,115   $       -  $         -     $  79,535

Total other income (expense)                              (34,238)       (5,993)     (8,310)       (906)     (49,723)(3)   (99,170)
Minority interests and income taxes                          (512)        2,454       3,469           -         (293)        5,118
Discontinued operations - income, loss on real estate
    and impairment charges related to real
    estate assets                                            (341)        2,642         103           -         (473)        1,931
                                                        ---------     ---------   ---------   ---------  -----------     ---------
    Net income (loss)                                   $  30,822     $   6,610   $   1,377   $    (906) $   (50,489)    $ (12,586)
                                                        ---------     ---------   ---------   ---------  -----------     ---------
Depreciation and amortization of real estate assets     $  35,141     $   5,662   $   2,181   $       -  $         -     $  42,984
(Gain) loss on property sales, net                            164             -        (126)          -          155           193
Impairment charges related to real estate assets                -             -       2,497           -          350         2,847
Adjustments for investment in unconsolidated companies      2,283             -      (2,150)      5,768            -         5,901
Series A Preferred unit distributions                           -             -           -           -       (5,991)       (5,991)
Series B Preferred unit distributions                           -             -           -           -       (2,019)       (2,019)
                                                        ---------     ---------   ---------   ---------  -----------     ---------
Adjustments to reconcile net income (loss) to funds
    from operations - diluted                           $  37,588     $   5,662   $   2,402   $   5,768  $    (7,505)    $  43,915
                                                        ---------     ---------   ---------   ---------  -----------     ---------
Funds from operations available to partners before
    impairment charges related to real estate
    assets - diluted                                    $  68,410     $  12,272   $   3,779   $   4,862  $   (57,994)    $  31,329
Impairment charges related to real estate assets                -             -      (2,497)          -         (350)       (2,847)
                                                        ---------     ---------   ---------   ---------  -----------     ---------
Funds from operations available to partners after
    impairment charges related to real estate
    assets - diluted                                    $  68,410     $  12,272   $   1,282   $   4,862  $   (58,344)    $  28,482
                                                        =========     =========   =========   =========  ===========     =========

See footnotes to the following table.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SELECTED FINANCIAL INFORMATION:                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                                        ---------------------------------------------
                                                                                            TEMPERATURE-
                                                                                RESIDENTIAL  CONTROLLED
                                                          OFFICE   RESORT/HOTEL DEVELOPMENT   LOGISTICS     CORPORATE
(in thousands)                                          SEGMENT(1)    SEGMENT    SEGMENT(2)    SEGMENT      AND OTHER      TOTAL
- --------------                                          ----------    -------    ----------    -------      ---------      -----

Total Property revenue                                  $ 123,155    $  42,319   $  34,936    $       -    $        -    $ 200,410
Total Property expense                                     58,299       35,397      34,975            -             -      128,671
                                                        ---------    ---------   ---------    ---------    ----------    ---------
    Income from Property Operations                     $  64,856    $   6,922   $     (39)   $       -    $        -    $  71,739

Total other income (expense)                              (21,254)      (4,988)       (670)        (949)      (42,655)(3)  (70,516)
Minority interests and income taxes                             7        1,481       2,347            -           736        4,571
Discontinued operations  - income, loss on real
    estate and impairment charges related to real
    estate assets                                          (1,177)       1,600          10            -        (2,372)      (1,939)
                                                        ---------    ---------   ---------    ---------    ----------    ---------
    Net income (loss)                                   $  42,432    $   5,015   $   1,648    $    (949)   $  (44,291)   $   3,855
                                                        ---------    ---------   ---------    ---------    ----------    ---------

Depreciation and amortization of real estate assets     $  32,438    $   6,062   $   1,117    $       -    $        -    $  39,617
(Gain) loss on property sales, net                             28            -           -            -           (14)          14
Impairment charges related to real estate assets                -            -           -            -         2,356        2,356
Adjustments for investment in unconsolidated companies     (1,613)         394           8        5,147           260        4,196
Series A Preferred unit distributions                           -            -           -            -        (4,556)      (4,556)
Series B Preferred unit distributions                           -            -           -            -        (2,019)      (2,019)
                                                        ---------    ---------   ---------    ---------    ----------    ---------
Adjustments to reconcile net income (loss) to funds
    from operations - diluted                           $  30,853    $   6,456   $   1,125    $   5,147    $   (3,973)   $  39,608
                                                        ---------    ---------   ---------    ---------    ----------    ---------
Funds from operations available to partners before
    impairment charges related to real estate
    assets - diluted                                    $  73,285    $  11,471   $   2,773    $   4,198    $  (48,264)   $  43,463
Impairment charges related to real estate assets                -            -           -            -        (2,356)      (2,356)
                                                        ---------    ---------   ---------    ---------    ----------    ---------
Funds from operations available to partners after
    impairment charges related to real estate
    assets - diluted                                    $  73,285    $  11,471   $   2,773    $   4,198    $  (50,620)   $  41,107
                                                        =========    =========   =========    =========    ==========    =========

See footnotes to the following table.

            SELECTED FINANCIAL INFORMATION:                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                                        --------------------------------------------
                                                                                            TEMPERATURE-
                                                                                RESIDENTIAL  CONTROLLED
                                                          OFFICE   RESORT/HOTEL DEVELOPMENT   LOGISTICS     CORPORATE
(in thousands)                                          SEGMENT(1)    SEGMENT    SEGMENT(2)    SEGMENT      AND OTHER      TOTAL
- --------------                                          ----------    -------    ----------    -------      ---------      -----
Total Property revenue                                  $ 384,564    $ 137,241   $ 163,875    $       -    $        -    $ 685,680
Total Property expense                                    182,625      115,382     146,803            -             -      444,810
                                                        ---------    ---------   ---------    ---------    ----------    ---------
    Income from Property Operations                     $ 201,939    $  21,859   $  17,072    $       -    $        -    $ 240,870

Total other income (expense)                              (94,131)     (16,738)    (15,794)      (4,514)     (159,466)(3) (290,643)
Minority interests and income taxes                        (1,230)       6,531       8,308            -        (1,501)      12,108
Discontinued operations  - income, loss on real
    estate and impairment charges related to real
    estate assets                                          (4,434)       6,611         149            -          (763)       1,563
Cumulative effect of a change in accounting principle           -            -           -            -          (428)        (428)
                                                        ---------    ---------   ---------    ---------    ----------    ---------

    Net income (loss)                                   $ 102,144    $  18,263   $   9,735    $  (4,514)   $ (162,158)   $ (36,530)
                                                        ---------    ---------   ---------    ---------    ----------    ---------
Depreciation and amortization of real estate assets     $  97,205    $  17,030   $   5,115    $       -    $       56    $ 119,406
(Gain) loss on property sales, net                          2,319            -        (127)           -           491        2,683
Impairment charges related to real estate assets            2,852            -       2,497            -           350        5,699
Adjustments for investment in unconsolidated companies      7,188            -      (2,099)      17,348             -       22,437
Series A Preferred unit distributions                           -            -           -            -       (17,733)     (17,733)
Series B Preferred unit distributions                           -            -           -            -        (6,057)      (6,057)
                                                        ---------    ---------   ---------    ---------    ----------    ---------
Adjustments to reconcile net income (loss) to funds
    from operations available to partners - diluted     $ 109,564    $  17,030   $   5,386    $  17,348    $  (22,893)   $ 126,435
                                                        ---------    ---------   ---------    ---------    ----------    ---------
Funds from operations available to partners before
    impairment charges related to real estate
    assets - diluted                                    $ 211,708    $  35,293   $  15,121    $  12,834    $ (185,051)   $  89,905
Impairment charges related to real estate assets           (2,852)           -      (2,497)           -          (350)      (5,699)
                                                        ---------    ---------   ---------    ---------    ----------    ---------
Funds from operations available to partners after
    impairment charges related to real estate
    assets - diluted                                    $ 208,856    $  35,293   $  12,624    $  12,834    $ (185,401)   $  84,206
                                                        =========    =========   =========    =========    ==========    =========

See footnotes to the following table.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                      --------------------------------------------
                                                                                           TEMPERATURE-
                                                                               RESIDENTIAL  CONTROLLED
            SELECTED FINANCIAL INFORMATION:               OFFICE  RESORT/HOTEL DEVELOPMENT   LOGISTICS     CORPORATE
(in thousands)                                          SEGMENT(1)   SEGMENT    SEGMENT(2)    SEGMENT      AND OTHER      TOTAL
                                                        ----------   -------    ----------    -------      ---------      -----
Total Property revenue                                  $ 364,137   $ 132,873   $ 140,631   $        -    $        -    $ 637,641
Total Property expense                                    175,750     108,706     131,977            -             -      416,433
                                                        ---------   ---------   ---------    ---------    ----------    ---------
    Income from Property Operations                     $ 188,387   $  24,167   $   8,654   $        -    $        -    $ 221,208

Total other income (expense)                              (71,493)    (12,187)     (3,336)         151      (144,416)(3) (231,281)
Minority interests and income taxes                          (267)      4,031       4,671            -         1,162        9,597
Discontinued operations-income, loss on real
    estate and impairment charges related to real
    estate assets                                         (10,340)      4,659          (1)           -        (4,410)     (10,092)
                                                        ---------   ---------   ---------    ---------    ----------    ---------
    Net income (loss)                                   $ 106,287   $  20,670   $   9,988    $     151    $ (147,664)   $ (10,568)
                                                        ---------   ---------   ---------    ---------    ----------    ---------

Depreciation and amortization of real estate assets     $  87,829   $  17,645   $   3,543    $       -    $        -    $ 109,017
(Gain) loss on property sales, net                            447           -           -            -           272          719
Impairment charges related to real estate assets           16,200           -           -            -         4,174       20,374
Adjustments for investment in unconsolidated companies      3,805       1,143         235       16,143           178       21,504
Series A Preferred unit distributions                           -           -           -            -       (13,668)     (13,668)
Series B Preferred unit distributions                           -           -           -            -        (6,057)      (6,057)
                                                        ---------   ---------   ---------    ---------    ----------    ---------
Adjustments to reconcile net income (loss) to funds
    from operations - diluted                           $ 108,281   $  18,788   $   3,778    $  16,143    $  (15,101)   $ 131,889
                                                        ---------   ---------   ---------    ---------    ----------    ---------
Funds from operations available to partners before
    impairment charges related to real estate
    assets - diluted                                    $ 214,568   $  39,458   $  13,766    $  16,294    $ (162,765)   $ 121,321
Impairment charges related to real estate assets          (16,200)          -           -            -        (4,174)     (20,374)
                                                        ---------   ---------   ---------    ---------    ----------    ---------
Funds from operations available to partners after
    impairment charges related to real estate
    assets - diluted                                    $ 198,368   $  39,458   $  13,766    $  16,294    $ (166,939)   $ 100,947
                                                        =========   =========   =========    =========    ==========    =========

See footnotes to the following table.

                                                                                   TEMPERATURE-
                                                                    RESIDENTIAL     CONTROLLED
                                               OFFICE  RESORT/HOTEL DEVELOPMENT      LOGISTICS     CORPORATE
(IN MILLIONS)                                SEGMENT(1)   SEGMENT    SEGMENT(2)(4)    SEGMENT      AND OTHER      TOTAL
                                             ----------   -------    ----------       -------      ---------      -----
TOTAL ASSETS BY SEGMENT: (5) (6)
   Balance at September 30, 2004             $   2,692   $     500   $     834       $    206     $      343(7) $ 4,575
   Balance at December 31, 2003                  2,503         468         707            300            329      4,307
CONSOLIDATED PROPERTY LEVEL FINANCING:
   Balance at September 30, 2004                (1,437)       (143)       (103)             -         (1,173)(8) (2,856)
   Balance at December 31, 2003                 (1,459)       (138)        (88)             -           (874)(8) (2,559)
CONSOLIDATED OTHER LIABILITIES:
   Balance at September 30, 2004                  (188)        (43)       (178)             -            (45)      (454)
   Balance at December 31, 2003                   (120)        (27)       (109)             -           (114)      (370)
MINORITY INTERESTS:
   Balance at September 30, 2004                    (9)         (6)        (29)             -              -        (44)
   Balance at December 31, 2003                     (9)         (7)        (31)             -              -        (47)

- ---------------

      (1) The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $1.3 million and $5.0 million for the three months ended September 30, 2004 and 2003, respectively and $8.5 million and $7.9 million for the nine months ended September 30, 2004 and 2003, respectively.

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

      (4) The Operating Partnership's net book value for the Residential Development Segment includes total assets, consolidated property level financing, consolidated other liabilities and minority interest totaling $524 million at September 30, 2004. The primary components of net book value are $361 million for CRDI, consisting of Tahoe Mountain Resort properties of $215 million, Denver development properties of $62 million and Colorado Mountain development properties of $84 million, $135 million for Desert Mountain and $28 million for other land development properties.

      (5) Total assets by segment are inclusive of investments in unconsolidated companies.

      (6) Non-income producing land held for investment or development of $82.2 million by segment is as follows: Corporate $75.3 million and Resort/Hotel $6.9 million.

      (7) Includes U.S. Treasury and government sponsored agency securities of $170.6 million.

      (8) Inclusive of Corporate bonds, credit facility, the $75 million Fleet Term Loan, The Rouse Company Note, and Funding II defeased debt.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ASSET ACQUISITIONS

OFFICE PROPERTIES

      During January and February 2004, in accordance with the original purchase contract, the Operating Partnership acquired an additional five Class A Office Properties and seven retail parcels located within Hughes Center in Las Vegas, Nevada from the Rouse Company. One of these Office Properties is owned through a joint venture in which the Operating Partnership acquired a 67% interest. The remaining four Office Properties are wholly-owned by the Operating Partnership. The Operating Partnership acquired these five Office Properties and seven retail parcels for approximately $175.3 million, funded by the Operating Partnership's assumption of approximately $85.4 million in mortgage loans and by a portion of the proceeds from the sale of the Operating Partnership's interests in The Woodlands on December 31, 2003. The Operating Partnership recorded the loans assumed at their fair value of approximately $93.2 million, which included $7.8 million of premium. The five Office Properties are included in the Operating Partnership's Office Segment.

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

      On August 6, 2004, the Operating Partnership acquired The Alhambra, two Class A Office Properties, located in the Coral Gables submarket of Miami, Florida. The Operating Partnership acquired the Office Properties for approximately $72.3 million, funded by the Operating Partnership's assumption of a $45.0 million loan from Wachovia Securities and a draw on the Operating Partnership's credit facility. The Office Properties are wholly-owned and are included in the Operating Partnership's Office Segment.

UNDEVELOPED LAND

      On March 1, 2004, in accordance with the agreement to acquire the Hughes Center Properties, the Operating Partnership completed the purchase of two tracts of undeveloped land in Hughes Center from the Rouse Company for $10.0 million. The purchase was funded by a $7.5 million loan from the Rouse Company and a draw on the Operating Partnership's credit facility.

5. DISCONTINUED OPERATIONS

      In accordance with SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of the assets sold or held for sale have been presented as "Income from discontinued operations," gain or loss on the assets sold or held for sale have been presented as "Loss on real estate from discontinued operations" and impairments on the assets sold or held for sale have been presented as "Impairment charges related to real estate assets from discontinued operations" in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003.

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

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      On July 2, 2004, the Operating Partnership completed the sale of the 5050 Quorum Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $8.9 million and a loss of approximately $0.2 million. The Operating Partnership previously recorded an impairment charge of approximately $1.0 million during the quarter ended March 31, 2004. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned. The Operating Partnership continues to provide management and leasing services for this property.

      On July 29, 2004, the Operating Partnership completed the sale of the 12404 Park Central Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $9.3 million. The Operating Partnership previously recorded impairment charges totaling approximately $4.6 million, $3.4 million during the year ended December 31, 2003, $0.7 million during the quarter ended March 31, 2004 and $0.5 million during the quarter ended June 30, 2004. The proceeds from the sale were used primarily to pay down the Bank of America Fund XII Term Loan. This property was wholly-owned.

      On September 14, 2004, the Operating Partnership completed the sale of Breckenridge Commercial Retail Center in Breckenridge, Colorado. The sale generated proceeds to the Operating Partnership, net of selling costs and repayment of debt, of approximately $1.5 million, and a net gain of approximately $0.1 million, net of minority interests and income tax. The Operating Partnership previously recorded an impairment charge of approximately $0.7 million, net of minority interests and income tax, during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility.

ASSETS HELD FOR SALE

      The following Properties are classified as held for sale as of September 30, 2004.

         PROPERTY                               LOCATION
         --------                               --------
Hyatt Regency Albuquerque(1)             Albuquerque, New Mexico
Denver Marriott City Center              Denver, Colorado

- --------------
(1) This property was sold in October 2004.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OFFICE SEGMENT

      As of September 30, 2004, the Operating Partnership determined that Albuquerque Plaza, in the CBD submarket in Albuquerque, New Mexico was no longer held for sale due to the Office Property no longer being actively marketed for sale as a result of changes in market conditions. The Property has been reclassified from "Properties held for disposition, net" to "Land," "Building and improvements, net of accumulated depreciation," and "Other assets, net" in the accompanying Consolidated Balance Sheets with a net book value of $32.9 million at September 30, 2004. In addition, approximately $2.5 million has been reclassified from "Income from discontinued operations" to "Office Property revenue," "Interest and other income," "Office Property real estate taxes," "Office Property operating expenses" and "Depreciation and amortization" line items in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2004.

SUMMARY OF ASSETS HELD FOR SALE

      The following table indicates the major asset classes of the properties held for sale.

(in thousands)                     SEPTEMBER 30, 2004(1)  DECEMBER 31, 2003(2)
- --------------                     ---------------------  --------------------
Land                                   $       375             $   13,823
Buildings and improvements                  85,900                201,784
Furniture, fixtures and equipment           20,892                 18,822
Accumulated depreciation                   (29,131)               (52,142)
Other assets, net                               31                  3,848
                                       -----------             ----------
Net investment in real estate          $    78,067             $  186,135
                                       ===========             ==========

- -----------------------------
(1)   Includes two Resort/Hotel Properties and other assets.

(2) Includes six Office Properties, two Resort/Hotel Properties, one behavioral healthcare property and other assets.

      The following tables present total revenues, operating and other expenses, depreciation and amortization, impairments of real estate assets and realized loss on sale of properties for the nine months ended September 30, 2004 and 2003, for properties included in discontinued operations.

                                                             FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                   -------------
(in thousands)                                               2004               2003
- --------------                                               ----               ----
Total revenues                                           $    41,853        $    62,139
Operating and other expenses                                 (32,691)           (40,059)
Depreciation and amortization                                 (1,861)           (12,587)
                                                         -----------        -----------
Income from discontinued operations                      $     7,301        $     9,493
                                                         ===========        ===========

                                                             FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                   -------------
(in thousands)                                               2004               2003
- --------------                                               ----               ----
Impairment charges related to real estate assets         $  (3,201)         $   (19,174)
                                                         =========          ===========

                                                             FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                   -------------
(in thousands)                                               2004               2003
- --------------                                               ----               ----
Realized loss on sale of properties                      $   (2,537)        $   (411)
                                                         ==========         ========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER TRANSACTIONS

FOUNTAIN PLACE TRANSACTION

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

      Included in the terms of this transaction is a provision which provides Lehman the unconditional right to require the Operating Partnership to purchase Lehman's interest in FP Investors for an agreed upon fair value of $79.9 million at any time until November 30, 2004. For GAAP purposes, under SFAS No. 66, "Accounting for Sales of Real Estate," this unconditional right, or contingency, results in the transaction requiring accounting associated with a financing transaction. As a result, no gain has been recorded on the transaction and the Operating Partnership's accompanying financial statements continue to include the Office Property, related debt and operations until expiration of the contingency. The Operating Partnership pays 99.9% of the distributable funds from the Office Property to Lehman, which is recorded in the "Interest Expense" line item in the Operating Partnership's Consolidated Statement of Operations. The fair value of the contingency, $79.9 million, is included in the "Accounts payable, accrued expenses and other liabilities" line item in the Operating Partnership's Consolidated Balance Sheet at September 30, 2004.

      Also on June 28, 2004, the Operating Partnership paid off the $220.0 million Deutsche Bank - CMBS loan with proceeds from the Fountain Place Office Property transaction and a draw on the Operating Partnership's revolving credit facility.

UNDEVELOPED LAND

      On August 16, 2004, the Operating Partnership sold approximately 2.5 acres of undeveloped land located in Houston, Texas. The sale generated proceeds, net of selling costs, of approximately $6.4 million and a note receivable in the amount of $5.6 million. The note provides for payments of principal of $0.5 million due in December 2004, annual installments of $1.0 million each due beginning August 2005 through August 2008, and $1.1 million due at maturity in August 2009 and does not bear interest. The Operating Partnership recognized a net gain of approximately $7.6 million included in the "Income from investment land sales, net" line item in the accompanying Consolidated Statements of Operations. The proceeds were used to pay down the Operating Partnership's credit facility.

RESIDENTIAL DEVELOPMENT

      During the quarter ended September 30, 2004, the Sonoma Club was demolished in order to begin construction on a new clubhouse. Accordingly, the Operating Partnership recorded an impairment charge of approximately $2.5 million, net of income tax, included in the "Impairment charges related to real estate assets" line item in the accompanying Consolidated Statements of Operations.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

      As of September 30, AmeriCold Logistics, LLC was owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"); As sole lessee of the Temperature-Controlled Logistics Properties, AmeriCold Logistics leased the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. The Operating Partnership has an indirect 40% ownership interest in the Temperature-Controlled Logistics Corporation.. The Operating Partnership has no interest in COPI or AmeriCold Logistics. On March 2, 2004, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the deferred rent period to December 31, 2005, from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003, on March 7, 2003.

      Under terms of the leases, AmeriCold Logistics elected to defer $40.0 million of the total $120.4 million of rent payable for the nine months ended September 30, 2004. The Operating Partnership's share of the deferred rent was $16.0 million. The Operating Partnership recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $16.0 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the nine months ended September 30, 2004. As of September 30, 2004, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $122.4 million and $114.4 million, respectively, of which the Operating Partnership's portions were $49.0 million and $45.8 million, respectively.

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

      For information regarding the purchase by the Temperature-Controlled Logistics Corporation of all of the ownership interests in AmeriCold Logistics, the termination of the three triple-net master leases, and the agreement to sell an interest in the Temperature-Controlled Logistics Corporation to the Yucaipa Companies, see Note 17, "Subsequent Events."

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C.

      On January 20, 2004, VCQ purchased $6.1 million of trade receivables from Americold Logistics at a 2% discount. VCQ used cash from a $6.0 million contribution from its owners, of which approximately $2.4 million represented the Operating Partnership's contribution for the purchase of the trade receivables. The receivables were collected during the first quarter of 2004. On March 29, 2004, VCQ purchased an additional $4.1 million of receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of the trade receivables previously purchased. The remaining $2.0 million was distributed to its owners, of which $0.8 million was received by the Operating Partnership on April 1, 2004. On July 2, 2004 and September 29, 2004, VCQ purchased an additional $6.0 million and $5.6 million, respectively, of receivables from AmeriCold Logistics at a 2% discount, using cash from collection of the trade receivables previously purchased.

      See Note 17 "Subsequent Events," for information regarding the purchase by the Temperature-Controlled Logistics Corporation of all of the ownership interests in VCQ.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENTS IN UNCONSOLIDATED COMPANIES

      The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and investments as of September 30, 2004.

                                                                                                  OPERATING PARTNERSHIP'S
                                                                                                         OWNERSHIP
                     ENTITY                                      CLASSIFICATION                   AS OF SEPTEMBER 30, 2004
                     ------                                      --------------                   ------------------------
Main Street Partners, L.P.                              Office (Bank One Center-Dallas)                     50.0% (1)
Crescent Miami Center, L.L.C.                           Office (Miami Center - Miami)                       40.0% (2)
Crescent Five Post Oak Park L.P.                        Office (Five Post Oak - Houston)                    30.0% (3)
Crescent One BriarLake Plaza, L.P.                      Office (BriarLake Plaza - Houston)                  30.0% (4)
Crescent 5 Houston Center, L.P.                         Office (5 Houston Center-Houston)                   25.0% (5)
Austin PT BK One Tower Office Limited Partnership       Office (Bank One Tower-Austin)                      20.0% (6)
Houston PT Three Westlake Office Limited Partnership    Office (Three Westlake Park - Houston)              20.0% (6)
Houston PT Four Westlake Office Limited Partnership     Office (Four Westlake Park-Houston)                 20.0% (6)
Vornado Crescent Carthage and KC Quarry, L.L.C.         Temperature-Controlled Logistics                    56.0% (7)
Vornado Crescent Portland Partnership                   Temperature-Controlled Logistics                    40.0% (8)
Blue River Land Company, L.L.C.                         Other                                               50.0% (9)
Canyon Ranch Las Vegas, L.L.C.                          Other                                               50.0% (10)
EW Deer Valley, L.L.C.                                  Other                                               41.7% (11)
CR License, L.L.C.                                      Other                                               30.0% (12)
CR License II, L.L.C.                                   Other                                               30.0% (13)
SunTx Fulcrum Fund, L.P.                                Other                                               23.5% (14)
SunTx Capital Partners, L.P.                            Other                                               14.4% (15)
G2 Opportunity Fund, L.P. ("G2")                        Other                                               12.5% (16)

- ------------------

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

      Balance Sheets as of September 30, 2004:

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

            - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ; and

            - Other - This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

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

            - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ; and

            - Other - This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2.

      Summary Statements of Operations for the nine months ended September 30, 2004:

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

            - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ; and

            - Other - This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

      Summary Statements of Operations for the nine months ended September 30, 2003:

            - Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C, Crescent Five Post Oak Park L.P. and Woodlands Commercial Properties Company, L.P.;

            - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

            -     The Woodlands Land Development Company, L.P.; and

            - Other - This includes Manalapan Hotel Partners, L.L.C., Blue River Land Company, L.L.C., CR License, L.L.C., CR License II, L.L.C., the Woodlands Operating Company and Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      BALANCE SHEETS:

                                                              AS OF SEPTEMBER 30, 2004
                                                              ------------------------
                                                              TEMPERATURE-
                                                               CONTROLLED
(in thousands)                                      OFFICE      LOGISTICS     OTHER        TOTAL
- --------------                                      ------      ---------     -----        -----
Real estate, net                                  $  742,629   $1,147,614
Cash                                                  31,473       19,378
Other assets                                          63,230      114,121
                                                  ----------   ----------
     Total assets                                 $  837,332   $1,281,113
                                                  ==========   ==========

Notes payable                                     $  493,249   $  773,292
Notes payable to the Operating Partnership                 -            -
Other liabilities                                     44,448        7,014
Equity                                               299,635      500,807
                                                  ----------   ----------
     Total liabilities and equity                 $  837,332   $1,281,113
                                                  ==========   ==========

Operating Partnership's share of unconsolidated
     debt                                         $  161,748   $  309,318   $    1,402   $  472,468
                                                  ==========   ==========   ==========   ==========

Operating Partnership's investments in
     unconsolidated companies                     $  107,671   $  205,971   $   43,308   $  356,950
                                                  ==========   ==========   ==========   ==========

      BALANCE SHEETS:

                                                               AS OF DECEMBER 30, 2003
                                                               -----------------------
                                                              TEMPERATURE-
                                                               CONTROLLED
(in thousands)                                      OFFICE      LOGISTICS     OTHER        TOTAL
- --------------                                      ------      ---------     -----        -----
Real estate, net                                  $  754,882   $1,187,387
Cash                                                  31,309       12,439
Other assets                                          51,219       88,668
                                                  ----------   ----------
     Total assets                                 $  837,410   $1,288,494
                                                  ==========   ==========

Notes payable                                     $  515,047   $  548,776
Notes payable to the Operating Partnership                 -            -
Other liabilities                                     29,746       11,084
Equity                                               292,617      728,634
                                                  ----------   ----------
     Total liabilities and equity                 $  837,410   $1,288,494
                                                  ==========   ==========

Operating Partnership's share of unconsolidated
     debt                                         $  172,376   $  219,511   $    2,495   $  394,382
                                                  ==========   ==========   ==========   ==========

Operating Partnership's investments in
     unconsolidated companies                     $   99,139   $  300,917   $   40,538   $  440,594
                                                  ==========   ==========   ==========   ==========

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY STATEMENTS OF OPERATIONS:

                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                    --------------------------------------------
                                                              TEMPERATURE-
                                                               CONTROLLED
(in thousands)                                      OFFICE      LOGISTICS     OTHER        TOTAL
- --------------                                      ------      ---------     -----        -----
Total revenues                                    $   97,178   $   88,276
Expenses:
     Operating expense                                49,609       18,661 (2)
     Interest expense                                 22,592       38,351
     Depreciation and amortization                    22,175       43,666
     Taxes and other (income) expense                    113       (3,377)
                                                  ----------   ----------
Total expenses                                    $   94,489   $   97,301
                                                  ----------   ----------

Net income, impairments and gain (loss) on real
estate from discontinued operations               $    2,689   $   (9,025)
                                                  ==========   ==========

Operating Partnership's equity in net income
  (loss) of unconsolidated companies              $    3,871   $   (4,514)  $   (1,728)  $   (2,371)
                                                  ==========   ==========   ==========   ==========

      SUMMARY STATEMENTS OF OPERATIONS:

                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                    --------------------------------------------
                                                                           THE WOODLANDS
                                                                                LAND
                                                              TEMPERATURE-  DEVELOPMENT
                                                               CONTROLLED     COMPANY,
(in thousands)                                      OFFICE      LOGISTICS      L.P.(1)      OTHER       TOTAL
- --------------                                      ------      ---------      -------      -----       -----
Total revenues                                    $  107,601   $   90,722   $   82,644
Expenses:
     Operating expense                                41,934       18,322(2)    63,950
     Interest expense                                 20,486       30,853        5,174
     Depreciation and amortization                    24,326       43,963        5,235
     Taxes and other (income) expense                      -       (1,389)           -
                                                  ----------   ----------   ----------
Total expenses                                    $   86,746   $   91,749   $   74,359
                                                  ----------   ----------   ----------

     Gain on sale of properties                            -        1,452            -
                                                  ----------   ----------   ----------

Net income, impairments and gain (loss) on real
estate from discontinued operations               $   20,855   $      425   $    8,285
                                                  ==========   ==========   ==========
Operating Partnership's equity in net income
  (loss) of unconsolidated companies              $    9,981   $      152   $    4,350   $      242   $  14,725
                                                  ==========   ==========   ==========   ==========   =========

- -----------

      (1) The Operating Partnership sold its interest in The Woodlands Land Development Company, L.P. on December 31, 2003.

      (2) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the total combined assets).

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNCONSOLIDATED DEBT ANALYSIS

      The following table shows, as of September 30, 2004, information about the Operating Partnership's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                                                                      OPERATING
                                                                                     PARTNERSHIP
                                                                       BALANCE         SHARE OF       INTEREST
                                                                    OUTSTANDING AT     BALANCE AT     RATE AT
                                                                     SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
DESCRIPTION                                                              2004            2004           2004
- -----------                                                              ----            ----           ----
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
  Vornado Crescent-Portland Partnership - 40% Operating
 Partnership
      Goldman Sachs (1)                                               $  486,770     $    194,708       6.89%
      Morgan Stanley (2)                                                 251,457          100,583       4.71%
      Various Capital Leases                                              35,015           14,007   4.84 to 13.63%
      Bank of New York                                                        50               20       12.88%
                                                                      ----------     ------------
                                                                         773,292          309,318
                                                                      ----------     ------------

OFFICE SEGMENT:
   Main Street Partners, L.P. - 50% Operating Partnership (3)(4)(5)      109,662           54,831       4.76%
   Crescent 5 Houston Center, L.P. - 25% Operating Partnership            90,000           22,500       5.00%
   Crescent Miami Center, LLC - 40% Operating Partnership                 81,000           32,400       5.04%
   Crescent One BriarLake Plaza, L.P. - 30% Operating Partnership         50,000           15,000       5.40%
   Houston PT Four Westlake Office Limited Partnership - 20%
    Operating Partnership                                                 47,580            9,516       7.13%
   Crescent Five Post Oak Park, L.P. - 30% Operating Partnership          45,000           13,500       4.82%
    Austin PT BK One Tower Office Limited Partnership - 20%
    Operating Partnership                                                 37,007            7,401       7.13%
   Houston PT Three Westlake Office Limited Partnership - 20%
    Operating Partnership                                                 33,000            6,600       5.61%
                                                                      ----------     ------------
                                                                         493,249          161,748
                                                                      ----------     ------------
RESIDENTIAL SEGMENT:

  Blue River Land Company, L.L.C. - 50% Operating Partnership (6)          2,804            1,402       4.84%
                                                                      ----------     ------------

                                                                      ----------     ------------
TOTAL UNCONSOLIDATED DEBT                                             $1,269,345     $    472,468
                                                                      ==========     ============
FIXED RATE/WEIGHTED AVERAGE                                                                             6.62%
VARIABLE RATE/WEIGHTED AVERAGE                                                                          4.73%
                                                                                                        ----
TOTAL WEIGHTED AVERAGE                                                                                  5.99%
                                                                                                        ====

DESCRIPTION                                                                                    FIXED/VARIABLE
                                                                        MATURITY DATE         SECURED/UNSECURED
                                                                        -------------         -----------------
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
  Vornado Crescent-Portland Partnership - 40% Operating
Partnership
      Goldman Sachs (1)                                                     5/11/2023           Fixed/Secured
      Morgan Stanley (2)                                                    4/9/2009            Variable/Secured
      Various Capital Leases                                         6/1/2006 to 4/1/2017       Fixed/Secured
      Bank of New York                                                      5/1/2008            Fixed/Secured

OFFICE SEGMENT:
   Main Street Partners, L.P. - 50% Operating Partnership (3)(4)(5)         12/1/2004           Variable/Secured
   Crescent 5 Houston Center, L.P. - 25% Operating Partnership              10/1/2008           Fixed/Secured
   Crescent Miami Center, LLC - 40% Operating Partnership                   9/25/2007           Fixed/Secured
   Crescent One BriarLake Plaza, L.P. - 30% Operating Partnership           11/1/2010           Fixed/Secured
   Houston PT Four Westlake Office Limited Partnership - 20%
    Operating Partnership                                                   8/1/2006            Fixed/Secured
   Crescent Five Post Oak Park, L.P. - 30% Operating Partnership            1/1/2008            Fixed/Secured
    Austin PT BK One Tower Office Limited Partnership - 20%
    Operating Partnership                                                   8/1/2006            Fixed/Secured
   Houston PT Three Westlake Office Limited Partnership - 20%
    Operating Partnership                                                   9/1/2007            Fixed/Secured

RESIDENTIAL SEGMENT:
  Blue River Land Company, L.L.C. - 50% Operating Partnership (6)          12/31/2004           Variable/Secured

TOTAL UNCONSOLIDATED DEBT
FIXED RATE/WEIGHTED AVERAGE                                                    13.3 years
VARIABLE RATE/WEIGHTED AVERAGE                                                  3.0 years
                                                                     --------------------
TOTAL WEIGHTED AVERAGE                                                          9.9 years
                                                                     ====================

- -------------------------------

(1) URS Real Estate, L.P. and AmeriCold Real Estate, L.P., subsidiaries of the Temperature-Controlled Logistics Corporation, expect to repay this note on the Optional Prepayment Date of April 11, 2008. The overall weighted average maturity would be 3.6 years based on this date.

(2) The loan bears interest at LIBOR + 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. In connection with this loan, the Temperature-Controlled Logistics Corporation entered into an interest-rate cap agreement with a maximum LIBOR of 6.5% on the entire loan.

(3) Senior Note - Note A: $81.1 million at variable interest rate, LIBOR + 189 basis points, $4.8 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $23.8 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. In connection with this loan, the Operating Partnership entered into an interest-rate cap agreement with a maximum LIBOR of 4.52% on all notes. All notes are amortized based on a 25-year schedule. In August 2004, the Operating Partnership contributed cash of approximately $9.6 million to Main Street Partners, L.P. Main Street Partners, L.P. used this cash, along with an equal cash contribution from the joint venture partner, to pay off approximately $19.1 million of the Mezzanine Note with Deutsche Bank due in December 2004. The Operating Partnership and the joint venture partners have entered into an extension letter to extend the maturity to December 1, 2005.

(4) The Operating Partnership and its joint venture partner each obtained separate Letters of Credit to guarantee the repayment of up to $4.3 million each of principal of the Main Street Partners, L.P. loan.

(5)   This facility has two one-year extension options.

(6) The variable rate loan has an interest rate of LIBOR + 300 basis points. A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides an unconditional guarantee of up to 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $2.8 million outstanding at September 30, 2004 and the amount guaranteed was approximately $2.0 million.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY

      The following is a summary of the Operating Partnership's debt financing at September 30, 2004:

SECURED DEBT

                                                                                                              SEPTEMBER 30, 2004
                                                                                                              ------------------
                                                                                                                 (in thousands)
AEGON Partnership Note due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V Properties (Greenway
Plaza)....................................................................................................          $  256,017

LaSalle Note I(1) due August 2027, bears interest at 7.83% with monthly principal and interest
payments based on a 25-year amortization schedule, secured by the Funding I Properties....................             232,673

Bank of America Fund XII Term Loan due January 2006, bears interest at LIBOR plus 225 basis points
(at September 30, 2004, the interest rate was 3.93%), with a two-year interest-only term and a
one-year extension option, secured by the Funding XII Properties..........................................             226,035

JP Morgan Mortgage Note(2) bears interest at 8.31% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in October 2016, secured by the Houston
Center mixed-use Office Property Complex .................................................................             187,922

Fleet Fund I Term Loan due May 2005, bears interest at LIBOR plus 350 basis points (at September 30,
2004, the interest rate was 5.15%), with a four-year interest-only term, secured by equity interests
in Funding I..............................................................................................             160,000

LaSalle Note II bears interest at 7.79% with monthly principal and interest payments based on a
25-year Amortization schedule through maturity in March 2006, secured by defeasance investments
(3).......................................................................................................             158,030

Lehman Capital Note (4) due March 2005, bears interest at the 30-day LIBOR rate plus 150 basis points (at September 30, 2004, the interest rate was 3.26%), with a nine-month interest-only term,
secured by the Fountain Place Office Property.............................................................              90,000

Fleet Term Loan due February 2007, bears interest at LIBOR rate plus 450 basis points (at September
30, 2004, the interest rate was 6.21%) with an interest-only term, secured by excess cash flow
distributions from Funding III, Funding IV and Funding V..................................................              75,000

Cigna Note due June 2010, bears interest at 5.22% with an interest-only term, secured by the 707
17th Street Office Property and the Denver Marriott City Center...........................................              70,000

Wachovia Securities(5) due November 2005, bears interest at LIBOR plus 275 basis points (at
September 30, 2004, the interest rate was 4.51%) with an interest-only term, secured by the Alhambra
Office Property...........................................................................................              45,000

Bank of America Note due May 2013, bears interest at 5.53% with an initial 2.5-year interest-only term (through November 2005), followed by monthly principal and interest payments based on a 30-year
amortization schedule, secured by The Colonnade Office Property...........................................              38,000

Mass Mutual Note(6) due August 2006, bears interest at 7.75% with principal and interest payments
based on a 25-year amortization schedule, secured by the 3800 Hughes Parkway Office Property..............              37,315

Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran Center Office
Property..................................................................................................              37,006

Metropolitan Life Note VII due May 2011, bears interest at 4.31% with monthly interest-only payments
based on a 25-year amortization schedule, secured by the Dupont Centre Office Property....................              35,500

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              SEPTEMBER 30, 2004
                                                                                                              ------------------
                                                                                                                 (in thousands)
SECURED DEBT (CONTINUED)

National Bank of Arizona Revolving Line of Credit(7) with maturities ranging from November 2004 to
December 2005, bears interest at prime rate plus 0 to 100 basis points (at September 30, 2004, the
interest rate was 4.75% to 5.75%), secured by certain DMDC assets.........................................              31,041

Northwestern Life Note due November 2008, bears interest at 4.94% with an interest-only term,
secured by the 301 Congress Avenue Office Property........................................................              26,000

Allstate Note(6) due September 2010, bears interest at 6.65% with principal and interest payments
based on a 25-year amortization schedule, secured by the 3993 Hughes Parkway Office Property..............              25,687

JP Morgan Chase Note due September 2011, bears interest at 4.98% with an interest-only term, secured
by the 3773 Hughes Parkway Office Property................................................................              24,755

Metropolitan Life Note VI(6) due October 2009, bears interest at 7.71% with principal and interest
payments based on a 25-year amortization schedule, secured by the 3960 Hughes Parkway Office Property.....              24,142

JP Morgan Chase Note I due September 2011, bears interest at 4.98% with an interest-only term,
secured by the 3753 and 3763 Hughes Parkway Office Properties.............................................              14,350

Northwestern Life Note II(6) due July 2007, bears interest at 7.40% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the 3980 Howard Hughes
Parkway Office Property...................................................................................              10,310

FHI Finance Loan bears interest at LIBOR plus 450 basis points (at September 30, 2004, the interest rate was 6.17%), with an initial interest-only term until the Net Operating Income Hurdle Date(8), followed by monthly principal and interest payments based on a 20-year amortization schedule through
maturity in September 2009, secured by the Sonoma Mission Inn & Spa ......................................              10,000

Woodmen of the World Note due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through November 2006), followed by monthly principal and interest payments
based on a 25-year amortization schedule, secured by the Avallon IV Office Property.......................               8,500

Texas Capital Bank(9) pre-construction line of credit due July 2006, bears interest at LIBOR plus
225 basis points (at September 30, 2004, the interest rate was 4.09%) with principal and interest
payments based on a 25-year amortization schedule, secured by land underlying development project.........               7,977

Nomura Funding VI Note(10) due July 2020 bears interest at 10.07% with monthly principal and
interest payments based on a 25-year amortization schedule, secured by the Funding VI Property............               7,709

The Rouse Company Note due December 2005 bears interest at prime rate plus 100 basis points (at
September 30, 2004, the interest rate was 5.75%) with an interest-only term, secured by undeveloped
land at Hughes Center.....................................................................................               7,500

Wells Fargo Note due November 2004, bears interest at LIBOR rate plus 200 basis points (at September
30, 2004, the interest rate was 3.88%) with an interest-only term, secured by 3770 Howard Hughes
Parkway Office Property...................................................................................               4,774

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 2.9% to 10.5% at September 30, 2004, with maturities ranging between October 2004 and February
2009, secured by various CRDI and MVDC projects(11) ......................................................              72,148

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              SEPTEMBER 30, 2004
                                                                                                              ------------------
                                                                                                                 (in thousands)
UNSECURED DEBT

2009 Notes bear interest at a fixed rate of 9.25% with a seven-year interest-only term, due April
2009 with a call date of April 2006.......................................................................             375,000

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due September 2007..             250,000

Credit Facility (12) interest-only due May 2005, bears interest at LIBOR plus 212.5 basis points (at
September 30, 2004, the interest rate was 3.82%)..........................................................             307,500
                                                                                                                  ------------
         Total Notes Payable                                                                                      $  2,855,891
                                                                                                                  ============

- -----------------------

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

      (3) In December 2003 and January 2004, the Operating Partnership purchased a total of $179.6 million in U.S. Treasuries and government sponsored agency securities ("defeasance investments") to substitute as collateral for this loan. The cash flow from the defeasance investments (principal and interest) match the total debt service payments of this loan.

      (4) The Operating Partnership's obligations under this loan were transferred to FP Investors L.L.C. as part of the transaction in connection with the Fountain Place Office Property. See Note 6, "Other Transactions," for further information regarding this transaction.

      (5) Includes two notes from Wachovia Securities. The notes are due November 2005, and bear interest at the LIBOR rate plus a spread of
            (i) 100.5 basis points for a $31 million Wachovia note (at September 30, 2004, the interest rate was 2.765%), and (ii) 661.0 basis points for a $14 million Wachovia note (at September 30, 2004, the interest rate was 8.37%). Both notes are secured by The Alhambra Office Property. The blended rate at September 30, 2004 for both notes was 4.51%. In October 2004, the Operating Partnership refinanced this loan with a $50.0 million loan from Morgan Stanley for a 7-year interest-only term at a fixed rate of 5.06%.

      (6) The Operating Partnership assumed these loans in connection with the Hughes Center acquisitions. The following table lists the unamortized premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at September 30, 2004 and the effective interest rate of the debt including the premium.

                  (dollars in thousands)

          Loan                     Unamortized Premium          Effective Rate
- -------------------------          -------------------          --------------
Mass Mutual Note                        $  2,648                    3.47%
Allstate Note                              1,522                    5.19%
Metropolitan Life Note VI                  2,032                    5.68%
Northwestern Life Note II                    872                    3.80%
                                        --------
     Total                              $  7,074
                                        ========

            The premium was recorded as an increase in the carrying amount of the underlying debt and is being amortized as a reduction of interest expense through maturity of the underlying debt.

      (7) This facility is a $35.6 million line of credit secured by certain DMDC land and asset improvements ("revolving credit facility"), notes receivable ("warehouse facility") and additional land ("short-term facility"). The line restricts the revolving credit facility to a maximum outstanding amount of $24.0 million and is subject to certain borrowing base limitations and bears interest at prime (at September 30, 2004, the interest rate was 4.75%). The warehouse facility bears interest at prime plus 100 basis points (at September 30, 2004, the interest rate was 5.75%) and is limited to $10.0 million. The short-term facility bears interest from prime plus 50 basis points to prime plus 100 basis points (at September 30, 2004, the interest rates were 5.25% to 5.75%) and is limited to $1.6 million. The blended rate at September 30, 2004, for the revolving credit facility, the warehouse facility and the short-term facility was 5.06%.

      (8) The Operating Partnership's joint venture partner, which owns a 19.9% interest in the Sonoma Mission Inn & Spa, had funded $10.0 million of renovations at the Sonoma Mission Inn & Spa through a mezzanine loan. The Net Operating Income Hurdle Date, as defined in the loan agreement, is the date as of which the Sonoma Mission Inn & Spa has achieved an aggregate Adjusted Net Operating Income, as defined in the loan agreement, of $12 million for a period of 12 consecutive calendar months.

      (9) This facility is a $10.5 million pre-construction development line of credit secured by land underlying the development project located in Dallas, Texas.

      (10) In July 2010, the interest rate will adjust based on current interest rates at that time. It is the Operating Partnership's intention to repay the note in full at such time (July 2010) by making a final payment of approximately $6.1 million.

      (11) Includes $4.3 million of fixed rate debt ranging from 2.9% to 10.5% and $67.8 million of variable rate debt ranging from 3.87% to 5.75%.

      (12) The $400.0 million Credit Facility with Fleet is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage, minimum tangible net worth, and specific mix of office and hotel assets and average occupancy of Office Properties. At September 30, 2004, the maximum borrowing capacity under the credit facility was $399 million. The outstanding balance excludes letters of credit issued under the Operating Partnership's credit facility of $7.6 million which reduce the Operating Partnership's maximum borrowing capacity.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The following table shows information about the Operating Partnership's consolidated fixed and variable rate debt and does not include extension options, hedging arrangements or the Operating Partnership's anticipated payoff dates.

                                                         WEIGHTED
                                            PERCENTAGE    AVERAGE  WEIGHTED AVERAGE
(in thousands)               BALANCE        OF DEBT(1)     RATE       MATURITY (1)
- --------------             ----------       ----------   --------  ----------------
Fixed Rate Debt            $1,823,238           64%        7.76%      7.4 years
Variable Rate Debt(2)       1,032,653           36         4.30       1.1 years
                           ----------          ----        ----       ---
Total Debt                 $2,855,891          100%        6.52%(3)   4.8 years
                           ==========          ====        ====       ===

(1) Based on contractual maturity and does not include an extension option on Bank of America Fund XII term loan or expected early payment of LaSalle
      Note I, J.P. Morgan Mortgage Note, or the Nomura Funding VI Note.

(2) Balance excludes hedges. The percentages for fixed and variable rate debt, including the $428 million of hedged variable rate debt, are 79% and 21%, respectively.

(3) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 6.78%.

      Listed below are the aggregate principal payments by year required as of September 30, 2004 under indebtedness of the Operating Partnership. Scheduled principal installments and amounts due at maturity are included and are based on contractual maturities and do not include extension options.

                  SECURED       UNSECURED   UNSECURED DEBT
(in thousands)     DEBT           DEBT      LINE OF CREDIT     TOTAL(1)
- --------------  ----------      --------    --------------    ----------
2004            $   21,274      $      -      $        -      $   21,274
2005               422,277             -         307,500         729,777
2006               460,288             -               -         460,288
2007               112,193       250,000               -         362,193
2008                47,321             -               -          47,321
Thereafter         860,038       375,000               -       1,235,038
                ----------      --------      ----------      ----------
                $1,923,391      $625,000      $  307,500      $2,855,891
                ==========      ========      ==========      ==========

- -----------------------
(1) Based on contractual maturity and does not include extension option on Bank of America Fund XII term loan or expected early payment of LaSalle
      Note I, J.P. Morgan Mortgage Note, or the Nomura Funding VI Note.

      The Operating Partnership is generally obligated by its debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under the Operating Partnership's loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for the Operating Partnership's secured debt, foreclosure on the property securing the debt. In addition, a default by the Operating Partnership or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, 2007 Notes, 2009 Notes, the Bank of America Fund XII Term Loan, the Fleet Fund I Term Loan and the Fleet Term Loan after the notice and cure periods for the other indebtedness have passed. As of September 30, 2004, no event of default had occurred, and the Operating Partnership was in compliance with all covenants related to its outstanding debt. The Operating Partnership's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the nine months ended September 30, 2004, there were no circumstances that required prepayment or increased collateral related to the Operating Partnership's existing debt.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFEASANCE OF LASALLE NOTE II

      In January 2004, the Operating Partnership released the remaining properties in Funding II by reducing the Fleet Fund I and II Term Loan by $104.2 million and purchasing an additional $170.0 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 1.76%. The Operating Partnership placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of the LaSalle Note II. The cash flow from the securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note II. The retirement of the Fleet loan and the purchase of the defeasance securities were funded through the $275 million Bank of America Fund XII Term Loan. The collateral for the Bank of America loan was 10 of the 11 properties previously in the Funding II collateral pool. The Bank of America loan is structured to allow the Operating Partnership the flexibility to sell, joint venture or long-term finance these 10 assets over the next 36 months. The final Funding II property, Liberty Plaza, was moved to the Operating Partnership and subsequently sold in April 2004.

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

10. CASH FLOW HEDGES

      The Operating Partnership uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of September 30, 2004, the Operating Partnership had three cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

      The following table shows information regarding the Operating Partnership's interest rate swaps designated as cash flow hedge agreements during the nine months ended September 30, 2004, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                           CHANGE IN
                NOTIONAL      MATURITY        REFERENCE  FAIR MARKET   ADDITIONAL       UNREALIZED GAINS
EFFECTIVE DATE   AMOUNT         DATE            RATE        VALUE    INTEREST EXPENSE   (LOSSES) IN OCI
- --------------  --------      --------        ---------  ----------- ----------------   ----------------
(in thousands)
   4/18/00      $100,000       4/18/04          6.76%      $     -        $1,712             $1,695
   2/15/03       100,000       2/15/06          3.26%         (931)        1,531              1,415
   2/15/03       100,000       2/15/06          3.25%         (927)        1,529              1,413
   9/02/03       200,000       9/01/06          3.72%       (3,475)        3,786              3,122
                                                           -------        ------             ------
                                                           $(5,333)        8,558             $7,645
                                                           =======        ======             ======

      In addition, two of the Operating Partnership's unconsolidated companies have cash flow hedge agreements of which the Operating Partnership's portion of change in unrealized gains reflected in OCI was approximately $0.6 million for the nine months ended September 30, 2004.

      The Operating Partnership has designated its cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that re-prices closest to the reset dates of each cash flow hedge agreement. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in OCI. The effective portion that has been deferred in OCI will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge in conformity with SFAS No. 133, as amended. The Operating Partnership had no ineffectiveness related to its cash flow hedges, resulting in no earnings impact due to ineffectiveness for the nine months ended September 30, 2004.

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

11. COMMITMENTS AND CONTINGENCIES

GUARANTEE COMMITMENTS

      The FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requiring a guarantor to disclose its guarantees. The Operating Partnership's guarantees in place as of September 30, 2004 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Operating Partnership to provide additional collateral to support the guarantees. The Operating Partnership has recorded a liability, in an amount not significant to its operations, for guarantees entered into upon following the adoption of FIN 45.

                                                                      GUARANTEED AMOUNT             MAXIMUM
                                                                        OUTSTANDING AT            GUARANTEED
                                                                      SEPTEMBER 30, 2004            AMOUNT
                                                                      ------------------          ----------
DEBTOR                                                                             (in thousands)
- ------
CRDI - Eagle Ranch Metropolitan District - Letter of Credit (1)            $  7,583                 $ 7,583
Blue River Land Company, L.L.C.(2) (3)                                        1,963                   6,300
Main Street Partners, L.P. - Letter of Credit (2) (4)                         4,250                   4,250
Sovereign Bank (5)                                                            3,654                   3,654
                                                                           --------                 -------
Total Guarantees                                                           $ 17,450                 $21,787
                                                                           ========                 =======

- -----------

(1) The Operating Partnership provides a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2) See Note 8, "Investments in Unconsolidated Companies," for a description of the terms of this debt.

(3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides an unconditional guarantee of up to 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $2.8 million outstanding at September 30, 2004 and the amount guaranteed was $2.0 million.

(4) The Operating Partnership and its joint venture partner each obtained separate Letters of Credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

(5) The Operating Partnership provided guarantees for the repayment of up to $3.7 million of loans to Sovereign Bank in the event a final certificate of occupancy is not obtained for timeshare units sold at a residential development project at an entity which is consolidated into CRDI. The loans guaranteed represent third-party financing obtained by buyers of the units.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER COMMITMENTS

      In 2003, the Operating Partnership entered into a one year option agreement for the future sale of approximately 1.5 acres of undeveloped investment land located in Houston, Texas, for approximately $7.8 million. The Operating Partnership received $0.01 million of consideration in 2003. The option agreement may be extended up to four years on a yearly basis at the option of the prospective purchaser for additional consideration. In September 2004, the Operating Partnership received $0.01 million of consideration to extend this option for an additional year.

      See Note 16, "COPI," for a description of the Operating Partnership's commitments related to the agreement with COPI, executed on February 14, 2002.

CONTINGENCIES

      See Note 6, "Other Transactions," for information on the Operating Partnership's $79.9 million contingent obligation included in the "Accounts payable, accrued expenses and other liabilities" line item in the Operating Partnership's Consolidated Balance Sheet at September 30, 2004, related to the Fountain Place Office Property transaction.

      The Operating Partnership has a contingent obligation of approximately $1.0 million related to a construction warranty matter. The Operating Partnership believes it is probable that a significant amount would be recovered through reimbursements from third parties.

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

      The following table summarizes the minority interest as of September 30, 2004 and December 31, 2003:

                                                                            SEPTEMBER 30,      DECEMBER 31,
(in thousands)                                                                  2004               2003
- --------------                                                              ------------       -----------
Development joint venture partners - Residential Development Segment          $ 28,742           $31,305
Joint venture partners - Office Segment                                          8,775             8,790
Joint venture partners - Resort/Hotel Segment                                    6,805             7,028
Other                                                                             (185)                -
                                                                              --------           -------
                                                                              $ 44,137           $47,123
                                                                              ========           =======

      The following table summarizes the minority interests' share of net loss (income) for the nine months ended September 30, 2004 and 2003:

                                                                            SEPTEMBER 30,     SEPTEMBER 30,
(in thousands)                                                                  2004              2003
- --------------                                                              ------------      ------------
Development joint venture partners - Residential Development Segment          $(2,086)          $(1,630)
Joint venture partners - Office Segment                                            96               367
Joint venture partners - Resort/Hotel Segment                                     840               524
Other                                                                              44                 -
                                                                              -------           -------
                                                                              $(1,106)          $  (739)
                                                                              =======           =======

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. PARTNERS' CAPITAL

      Each Operating Partnership unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the nine months ended September 30, 2004, there were 9,458 units exchanged for 18,916 common shares of the Company.

DISTRIBUTIONS

      The following table summarizes the distributions paid or declared to unitholders and preferred unitholders during the nine months ended September 30, 2004 (dollars in thousands, except per unit amounts).

                                PER UNIT                                                          ANNUAL
                                DIVIDEND/        TOTAL           RECORD          PAYMENT         DIVIDEND/
        SECURITY              DISTRIBUTION      AMOUNT            DATE             DATE        DISTRIBUTION
- ------------------------      ------------      -------         --------         --------      ------------
Units                            $  0.75        $43,910         01/31/04         02/13/04         $  3.00
Units                            $  0.75        $43,921         04/30/04         05/14/04         $  3.00
Units                            $  0.75        $43,892         07/30/04         08/13/04         $  3.00
Series A Preferred Units         $ 0.422        $ 5,991         01/31/04         02/13/04         $1.6875
Series A Preferred Units         $ 0.422        $ 5,991         04/30/04         05/14/04         $1.6875
Series A Preferred Units         $ 0.422        $ 5,991         07/30/04         08/13/04         $1.6875
Series B Preferred Units         $ 0.594        $ 2,019         01/31/04         02/13/04         $2.3750
Series B Preferred Units         $ 0.594        $ 2,019         04/30/04         05/14/04         $2.3750
Series B Preferred Units         $ 0.594        $ 2,019         07/30/04         08/13/04         $2.3750

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

14. INCOME TAXES

TAXABLE CONSOLIDATED ENTITIES

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of taxable consolidated entities for financial reporting purposes and the amounts used for income tax purposes. For the nine months ended September 30, 2004, the taxable consolidated entities were comprised of the taxable REIT subsidiaries of the Operating Partnership.

      Income or losses of the Operating Partnership are allocated to the partners of the Operating Partnership for inclusion in their respective income tax calculations. Accordingly, no provision or benefit for income taxes has been made other than for certain consolidated subsidiaries. The Operating Partnership consolidates certain taxable REIT subsidiaries, which are

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to federal and state income tax. For the nine months ended September 30, 2004 and 2003, the Operating Partnership's federal income tax benefit from continuing operations was $13.2 million and $10.3 million, respectively. The Operating Partnership's $13.2 million income tax benefit at September 30, 2004 consists primarily of $10.4 million for the Residential Development Segment and $5.7 million for the Resort/Hotel Segment partially offset by $1.3 million tax expense for the Office Segment and $1.6 million expense for other taxable REIT subsidiaries.

      The Operating Partnership's total net tax asset of approximately $31.1 million at September 30, 2004 includes $17.7 million of net deferred tax assets. SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. There was no change in the valuation allowance during the nine months ended September 30, 2004.

15. RELATED PARTY TRANSACTIONS

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

      As of September 30, 2004, the Operating Partnership had approximately $38.0 million loan balances outstanding, inclusive of current interest accrued of approximately $0.3 million, to certain employees and trust managers of the Operating Partnership and the Company on a recourse basis pursuant to the Operating Partnership's and the Company's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company and units of the Operating Partnership pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans bear interest at a rate of 2.52% per year, payable quarterly, and mature on July 28, 2012 and may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.4 million of the $38.0 million total outstanding loans at September 30, 2004. No conditions exist at September 30, 2004 which would cause any of the loans to be in default. Effective July 29, 2002, the Operating Partnership ceased offering to its employees and trust managers the option to obtain loans pursuant to the Company's and the Operating Partnership's stock and unit incentive plans.

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

16. COPI

      On February 14, 2002, the Operating Partnership and COPI entered into an agreement (the "Agreement") pursuant to which COPI and the Operating Partnership agreed to jointly seek approval by the bankruptcy court of a pre-packaged bankruptcy plan for COPI. The Operating Partnership agreed to fund certain of COPI's costs, claims and expenses relating to the bankruptcy and related transactions. From February 14, 2002 through September 30, 2004, the Operating Partnership loaned to COPI, or paid directly on COPI's behalf, approximately $13.2 million to fund these costs, claims and expenses, $2.2 million of which was funded in the nine months ended September 30, 2004. The Operating Partnership also agreed that the Company would issue common shares of the Company with a minimum dollar value of approximately $2.2 million to the COPI stockholders.

      In addition, the Operating Partnership agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. COPI obtained the loan from Bank of America primarily to participate in investments with the Operating Partnership. As a condition to making the loan, Bank of America required Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and sole director and Chief Executive Officer of the General Partner , to enter into a support agreement with COPI and Bank of America, pursuant to which Messrs. Rainwater and Goff agreed to make additional equity investments in COPI under certain circumstances. COPI has agreed that it will use the proceeds of the sale of its interest in AmeriCold Logistics to repay Bank of America in full.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On March 10, 2003, COPI filed a plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. On June 22, 2004, the bankruptcy court confirmed the bankruptcy plan, as amended. Effectiveness of the pre-packaged bankruptcy plan for COPI is contingent upon a number of conditions, including the sale of COPI's interest in AmeriCold Logistics, the repayment of COPI's obligation to Bank of America prior to November 22, 2004 and the issuance by the Operating Partnership of common shares of the Company to the COPI stockholders.

      On November 4, 2004, COPI sold its interest in AmeriCold Logistics for approximately $19.1 million. In accordance with the confirmed bankruptcy plan, COPI used approximately $15.4 million of the proceeds to repay the loan from Bank of America, including accrued interest. In addition, in accordance with the bankruptcy plan, COPI used approximately $4.5 million of the proceeds to satisfy a portion of its debt obligations to the Operating Partnership. Since the Operating Partnership wrote off these debt obligations in 2001, the $4.5 million will be included in "Interest and Other Income" in the Operating Partnership's Consolidated Statement of Operations for the year ended December 31, 2004.

17. SUBSEQUENT EVENTS

JOINT VENTURES

      On November 5, 2004, the Operating Partnership entered into a joint venture with affiliates of J.P. Morgan Fleming Asset Management, Inc. ("JPM") in connection with which JPM will purchase a 60% interest in three Office Properties, The Crescent, Houston Center and Post Oak Central, based on a valuation of $898.5 million. The Operating Partnership initially will hold the remaining 40% interest and anticipates a gain on the transaction.

      Under this joint venture, the Operating Partnership will continue to manage and lease the Office Properties on a fee basis. The Operating Partnership anticipates the joint venture will be accounted for under the equity method.

TEMPERATURE-CONTROLLED LOGISTICS

      On November 4, 2004, the Temperature-Controlled Logistics Corporation purchased 100% of the ownership interests in its tenant, AmeriCold Logistics, for approximately $47.7 million. In connection with this transaction, the three triple-net master leases between the Temperature-Controlled Logistics Corporation and AmeriCold Logistics were terminated and all deferred rent was cancelled.

      On November 4, 2004, the Temperature-Controlled Logistics Corporation also purchased 100% of the ownership interests in VCQ for approximately $24.8 million. The Temperature-Controlled Logistics Corporation used cash contributions from its owners, of which the Operating Partnership's 40% portion was approximately $9.9 million, to fund the purchase. As a result of its 56% ownership interests in VCQ, the Operating Partnership received proceeds from the sale of VCQ of approximately $13.2 million.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In addition, on November 4, 2004, the Temperature-Controlled Logistics Partnership, through which the Operating Partnership owns its 40% interest in the Temperature-Controlled Logistics Corporation, entered into an agreement to sell a 20.7% interest in the Temperature-Controlled Logistics Corporation to the Yucaipa Companies for $145.0 million. In addition, Yucaipa will assist in the management of the Temperature-Controlled Logistics Corporation and may earn a promote of up to 20% of the increase in value through December 31, 2007. The promote is limited to 10% of the Temperature-Controlled Logistics Partnership's remaining common shares in the Temperature-Controlled Logistics Corporation. Immediately following this transaction, the Temperature-Controlled Logistics Partnership will dissolve and, after the payment of all of its liabilities, distribute its remaining assets to its partners. The assets to be distributed to the Operating Partnership consist of common shares representing an approximately 31.7% interest in the Temperature-Controlled Logistics Corporation and cash of approximately $34.6 million. In addition, the partners have reached an agreement to resolve the preferential allocation.

ASSET ACQUISITIONS

      On October 21, 2004, the Operating Partnership entered into a partnership agreement with affiliates of JPI Multi-family Investments L.P. to develop a single multi-family luxury apartment project in Dedham, Massachusetts. The Operating Partnership funded $13.3 million or 100% of the equity, and received a limited partnership interest which earns a preferred return and a profit split above the preferred return hurdle. The Operating Partnership will consolidate the partnership, Jefferson Station, L.P., in accordance with FIN 46 guidance, as it was determined to be a VIE of which the Operating Partnership is the primary beneficiary.

ASSET DISPOSITIONS

      On October 19, 2004, the Operating Partnership completed the sale of the Hyatt Regency Hotel in Albuquerque, New Mexico. The sale generated proceeds, net of selling costs, of approximately $32.5 million and a net gain of approximately $3.9 million. This property was wholly-owned. The proceeds were used to pay down $26.0 million of the Operating Partnership's Bank of America Fund XII Term Loan and the remainder was used to pay down the Operating Partnership's credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements............................................................       40

Overview..............................................................................       41

Recent Developments...................................................................       44

Results of Operations
     Three and nine months ended September 30, 2004 and 2003..........................       48
Liquidity and Capital Resources
     Cash Flows for the nine months ended September 30, 2004..........................       55

Equity and Debt Financing.............................................................       60

Unconsolidated Investments............................................................       64

Significant Accounting Policies.......................................................       65

Funds from Operations.................................................................       69

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

      The following factors might cause such a difference:

   - The Operating Partnership's ability, at its office properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which continue to be adversely affected by existing real estate conditions (including vacancy rates in particular markets, decreased rental rates and competition from other properties) and may also be adversely affected by general economic downturns;

   - The continuation of relatively high vacancy rates and reduced rental rates in the Operating Partnership's office portfolio as a result of conditions within the Operating Partnership's principal markets;

   - Adverse changes in the financial condition of existing tenants, in particular El Paso Energy and its affiliates which provide 4.5% of the Operating Partnership's annualized office revenues;

   - Further deterioration in the resort/business-class hotel markets or in the economy generally;

   - Further deterioration in the market or in the economy generally and increases in construction cost associated with development for residential land or luxury residences, including single-family homes, townhomes and condominiums;

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

   - The ability of the Operating Partnership to dispose of its investment land, and other non-core assets, on favorable terms and within anticipated time frames;

   - The ability of the Operating Partnership to reinvest available funds at anticipated returns and consummate anticipated office acquisitions on favorable terms and within anticipated timeframes;

   - The ability of the Operating Partnership to close and consummate its significant pending transactions on the terms and in the timeframes anticipated by management;

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

                                    OVERVIEW

      The Operating Partnership's assets and operations are divided into four investment segments: Office, Resort/Hotel, Residential Development and Temperature-Controlled Logistics. The primary business of the Operating Partnership is its Office Segment, which consisted of 75 Office Properties and represented 67% of gross assets as of September 30, 2004.

      Capital flows in the real estate industry have changed significantly over the last few years. Institutions as well as other investors, principally U.S. pension funds, have increased their allocation to real estate and it appears that this will continue for the foreseeable future. This inflow of capital has created a uniquely attractive environment for the sale of assets as well as joint ventures. Likewise, the acquisition environment is highly competitive, making it more difficult to provide attractive returns on equity that are comparable to those achieved in acquisitions made during the 1990's.

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

      Consistent with this strategy, the Operating Partnership continually evaluates its existing portfolio for potential joint-venture opportunities. In the near term, the Operating Partnership could more than double its existing level of joint ventures to over $2 billion by contributing existing assets to ventures. Recently, the Operating Partnership announced significant joint venture transactions involving five of its landmark Properties. The Operating Partnership anticipates that these transactions, to be completed in two phases with institutional partners, will be finalized in the fourth quarter of 2004. As with previous ventures, the Operating Partnership would be a minority partner but would continue to provide leasing and management services to the ventures. In addition, the Operating Partnership has sold $140 million in 2004 and expects to sell an additional $135 million in non-core assets in the near term, including land holdings that are currently not contributing to the Operating Partnership's earnings. Also included in these sales are two business class hotels, one of which was sold in October 2004 at an attractive gain and the remaining hotel, which the Operating Partnership believes it can sell at an attractive gain, and at the same time further simplify its business model. As these ventures and sales are completed, the Operating Partnership will redeploy proceeds into future acquisitions of traditional core assets, pay down and defease certain consolidated debt and obligations, repurchase common shares of the Company consistent with the requirements of its existing debt, and allocate capital to select operating partners.

OFFICE SEGMENT

      The following table shows the performance factors used by management to assess the operating performance of the Office Segment.

                                                                                                    2004                2003
                                                                                                  ---------           ---------
Economic Occupancy (at September 30 and December 31)                                                   86.4%(1)            84.0%(1)
Leased Occupancy (at September 30 and December 31)                                                     88.8%(2)            86.4%(2)
In-Place Weighted Average Full-Service Rental Rate (at September 30 and December 31)            $     22.73         $     22.63
Tenant Improvement and Leasing Costs per Sq. Ft. per year (three months ended September 30)     $      2.97         $      3.16
Tenant Improvement and Leasing Costs per Sq. Ft. per year (nine months ended September 30)      $      3.03         $      3.21
Average Lease Term (three months ended September 30)                                              8.6 years           8.0 years
Average Lease Term (nine months ended September 30)                                               7.5 years           7.4 years
Same-Store NOI(3) (Decline) (three months ended September 30)                                          (3.8)%             (14.4)%
Same-Store NOI(3)  (Decline) (nine months ended September 30)                                          (3.3)%             (12.5)%
Same-Store Average Occupancy (three months ended September 30)                                         85.9%               84.2%
Same-Store Average Occupancy (nine months ended September 30)                                          85.8%               84.7%

- -----------------------
    (1) Economic occupancy reflects the occupancy of all tenants paying rent.

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

RESORTS

      The following table shows the performance factors used by management to assess the operating performance of the Resort Properties.

                                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------------------------------------------
                                                                                                      REVENUE
                                                    AVERAGE                  AVERAGE                    PER
                                                   OCCUPANCY                  DAILY                   AVAILABLE
                                                     RATE                     RATE                 ROOM/GUEST NIGHT
                                               ----------------         -----------------         -----------------
                                               2004        2003         2004         2003         2004         2003
                                               ----        ----         ----         ----         ----         ----
Luxury and Destination Fitness Resorts          80%         76%         $436         $406         $332         $300

                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------------------------------------------
                                                                                                      REVENUE
                                                    AVERAGE                  AVERAGE                    PER
                                                   OCCUPANCY                  DAILY                   AVAILABLE
                                                     RATE                     RATE                 ROOM/GUEST NIGHT
                                               ----------------         -----------------         -----------------
                                               2004        2003         2004         2003         2004         2003
                                               ----        ----         ----         ----         ----         ----
Luxury and Destination Fitness Resorts          71%         72%         $490         $460         $334         $320

      The occupancy decrease at the Operating Partnership's luxury and destination fitness resorts for the nine months ended September 30, 2004, as compared to the same period in 2003 is partially driven by a seven percentage point decrease in occupancy at Sonoma Mission Inn (from 66% to 59%) as a result of the renovation of 97 rooms which were taken out of service in November 2003. Renovation was completed in the second quarter of 2004 and the 97 rooms were put back into service. In addition, occupancy decreased thirteen percentage points (from 77% in the third quarter 2003 to 64% in the third quarter 2004) at Ventana Inn as a result of the renovation of 13 suites which were taken out of service in April 2004.

      The luxury and destination fitness resorts occupancy, average daily rate, and revenue per available room increases in the third quarter 2004 compared to third quarter 2003 were driven primarily by increases at Canyon Ranch Tucson and Canyon Ranch Lenox at which occupancy increased seven percentage points (from 77% to 84%), average daily rate increased 6% (from $620 to $658), and revenue per available room increased 12% (from $448 to $503) as a result of expanded medical service offerings.

      The Operating Partnership anticipates a minimal change in occupancy and a modest increase in revenue per available room in 2004 at the Resort Properties as the economy and the travel industry continue to recover, offset by the financial impact of Sonoma Mission Inn and Ventana Inn renovations in 2004.

RESIDENTIAL DEVELOPMENT SEGMENT

      The following tables show the performance factors used by management to assess the operating performance of the Residential Development Segment. Information is provided for the Desert Mountain Residential Development Property and the CRDI Residential Development Properties, which represent the Operating Partnership's significant investments in this Segment as of September 30, 2004.

Desert Mountain

                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  ---------------------------------------
                                          2004             2003
                                        --------         --------
Residential Lot Sales                          5               10
Average Sales Price per Lot (1)         $923,000         $457,000

- ---------------
(1) Includes equity golf membership

                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------
                                             2004                2003
                                           --------            --------
Residential Lot Sales                            44                  34
Average Sales Price per Lot (1)            $807,000            $611,000

- ---------------
(1) Includes equity golf membership

      Desert Mountain is in the latter stages of development and has primarily its premier lots remaining in inventory. An increase in lot sales, combined with higher average sales prices in 2004 compared to 2003, is expected to result in improved results in 2004.

CRDI

                                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                 ---------------------------------------
                                                                       2004                   2003
                                                                 ---------------         ---------------
Residential Lot Sales                                                         31                      36
Residential Unit Sales                                                         9                      10
Residential Timeshare Units                                                  3.9                     0.6
Average Sales Price per Residential Lot                          $       200,000         $        60,000
Average Sales Price per Residential Unit                         $     1,901,000         $     1,240,000
Average Sales Price per Residential Equivalent Timeshare Unit    $     2,262,000         $     1,762,000

                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------------
                                                                   2004                        2003
                                                                 ----------                  ----------
Residential Lot Sales                                                   150                          62
Residential Unit Sales                                                   20                          50
Residential Timeshare Units                                            7.32                         3.7
Average Sales Price per Residential Lot                          $  137,000                  $   53,000
Average Sales Price per Residential Unit                         $1,413,000                  $1,180,000
Average Sales Price per Residential Equivalent Timeshare Unit    $2,151,000                  $1,432,000

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

LIQUIDITY

      The Operating Partnership's primary sources of liquidity are cash flow from operations, its credit facility, return of capital from the Residential Development Segment, and proceeds from asset sales and joint ventures. The Operating Partnership believes cash flows from operations will be sufficient to offset normal operating expenses, as well as capital requirements (including property improvements, tenant improvements and leasing commissions) in 2004. The cash flow from the Residential Development segment is cyclical in nature and primarily realized in the last quarter of each year. The Operating Partnership expects to meet any interim shortfalls in operating cash flow caused by this cyclicality through working capital draws under the credit facility. As of September 30, 2004, the Operating Partnership had $83.9 million in borrowing capacity remaining under its credit facility. However, net cash flows from operations are not anticipated to fully cover the projected distributions on the Operating Partnership's units. The Operating Partnership expects to use cash from operations as well as return of capital from the Residential Development Segment, estimated at approximately $85 million for 2004, proceeds from asset sales and joint ventures and business initiatives including investment land sales and other income to cover the shortfall.

      Through the sale of the Woodlands in December 2003, the issuance of preferred shares and additional financing of Temperature-Controlled Logistics this year, and additional leverage on Hughes Center assets, the Operating Partnership has in excess of $200 million in liquidity to make new investments throughout 2004, of which $90.5 million has been invested through September 30, 2004 and $64.6 million has been used to pay down debt until reinvestment opportunities arise. Additionally, the Operating Partnership continues to execute on its capital recycling program and has sold six office properties and one business class hotel generating proceeds, net of selling costs, of $126.7 million which were used to pay down a portion of the Bank of America Fund XII Term Loan and to reduce the amount outstanding under the credit facility.

                               RECENT DEVELOPMENTS

JOINT VENTURES

      On November 5, 2004, the Operating Partnership entered into a joint venture with affiliates of J.P. Morgan Fleming Asset Management, Inc. ("JPM") in connection with which JPM will purchase a 60% interest in three Office Properties, The Crescent, Houston Center and Post Oak Central based on a valuation of $898.5 million. The Operating Partnership initially will hold the remaining 40% interest and is currently in negotiations with another institutional investor for a transaction that would reduce its interest to 24%. In addition, the Operating Partnership is in final negotiations with JPM to form a second joint venture in which JPM will purchase a 76% interest in two Office Properties, Trammell Crow Center and Fountain Place. The Operating Partnership anticipates a gain on these transactions.

      Under both joint ventures, the Operating Partnership will continue to manage and lease the Office Properties on a fee basis. The Operating Partnership anticipates the joint ventures will be accounted for under the equity method.

TEMPERATURE-CONTROLLED LOGISTICS

      On November 4, 2004, the Temperature-Controlled Logistics Corporation purchased 100% of the ownership interests in its tenant, AmeriCold Logistics, for approximately $47.7 million. In connection with this transaction, the three triple-net master leases between the Temperature-Controlled Logistics Corporation and AmeriCold Logistics were terminated and all deferred rent was cancelled.

      On November 4, 2004, the Temperature-Controlled Logistics Corporation also purchased 100% of the ownership interests in VCQ for approximately $24.8 million. The Temperature-Controlled Logistics Corporation used cash contributions from its owners, of which the Operating Partnership's 40% portion was approximately $9.9 million, to fund the purchase. As a result of its 56% ownership interests in VCQ, the Operating Partnership received proceeds from the sale of VCQ of approximately $13.2 million.

      In addition, on November 4, 2004, the Temperature-Controlled Logistics Partnership, through which the Operating Partnership owns its 40% interest in the Temperature-Controlled Logistics Corporation, entered into an agreement to sell a 20.7% interest in the Temperature-Controlled Logistics Corporation to the Yucaipa Companies for $145.0 million. In addition, Yucaipa will assist in the management of the Temperature-Controlled Logistics Corporation and may earn a promote of up to 20% of the increase in value through December 31, 2007. The promote is limited to 10% of the Temperature-Controlled Logistics Partnership's remaining common shares in the Temperature-Controlled Logistics Corporation. Immediately following this transaction, the Temperature-Controlled Logistics Partnership will dissolve and, after the payment of all of its liabilities, distribute its remaining assets to its partners. The assets to be distributed to the Operating Partnership consist of common shares, representing an approximately 31.7% interest in the Temperature-Controlled Logistics Corporation and cash of approximately $34.6 million. In addition, the partners have reached an agreement to resolve the preferential allocation.

ASSET ACQUISITIONS

OFFICE

      During January and February 2004, in accordance with the original purchase contract, the Operating Partnership acquired an additional five Class A Office Properties and seven retail parcels located within Hughes Center in Las Vegas, Nevada from the Rouse Company. One of these Office Properties is owned through a joint venture in which the Operating Partnership acquired a 67% interest. The remaining four Office Properties are wholly-owned by the Operating Partnership. The Operating Partnership acquired these five Office Properties and seven retail parcels for approximately $175.3 million, funded by the Operating Partnership's assumption of approximately $85.4 million in mortgage loans and by a portion of the proceeds from the sale of the Operating Partnership's interests in The Woodlands on December 31, 2003. The Operating Partnership recorded the loans assumed at their fair value of approximately $93.2 million, which included $7.8 million of premium. The five Office Properties are included in the Operating Partnership's Office Segment.

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

      On August 6, 2004, the Operating Partnership acquired The Alhambra, two Class A Office Properties, located in the Coral Gables submarket of Miami, Florida. The Operating Partnership acquired the Office Properties for approximately $72.3 million, funded by the Operating Partnership's assumption of a $45.0 million loan from Wachovia Securities and a draw on the Operating Partnership's credit facility. The Office Properties are wholly-owned and are included in the Operating Partnership's Office Segment.

UNDEVELOPED LAND

      On March 1, 2004, in accordance with the agreement to acquire the Hughes Center Properties, the Operating Partnership completed the purchase of two tracts of undeveloped land in Hughes Center from the Rouse Company for $10.0 million. The purchase was funded by a $7.5 million loan from the Rouse Company and a draw on the Operating Partnership's credit facility.

RESIDENTIAL DEVELOPMENT

      On October 21, 2004, the Operating Partnership entered into a partnership agreement with affiliates of JPI Multi-family Investments, L.P. to develop a single multi-family luxury apartment project in Dedham, Massachusetts. The Operating Partnership funded $13.3 million or 100% of the equity and received a limited partnership interest which earns a preferred return and profit split above the preferred return hurdle. The Operating Partnership will consolidate the partnership, Jefferson Station, L.P., under FIN 46 guidance, as it was determined to be a VIE of which the Operating Partnership is the primary beneficiary.

ASSET DISPOSITIONS

OFFICE

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

      On June 17, 2004, the Operating Partnership completed the sale of the Ptarmigan Place Office Property in Denver, Colorado. The sale generated proceeds, net of selling costs, of approximately $25.3 million and a net loss of approximately $2.4 million. The Operating Partnership previously recorded an impairment charge of approximately $0.6 million, during the quarter ended March 31, 2004. In addition, the Operating Partnership completed the sale of approximately 3.0 acres of undeveloped land adjacent to Ptarmigan Place. The sale generated proceeds, net of selling costs, of approximately $2.9 million and a net gain of approximately $0.9 million. The proceeds from these sales were used to pay down a portion of the Operating Partnership's Bank of America Fund XII Term Loan. The property and adjacent land were wholly-owned.

      On June 29, 2004, the Operating Partnership completed the sale of the Addison Tower Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $8.8 million and a net gain of approximately $0.2 million. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned.

      On July 2, 2004, the Operating Partnership completed the sale of the 5050 Quorum Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $8.9 million and a loss of approximately $0.2 million. The Operating Partnership previously recorded an impairment charge of approximately $1.0 million during the quarter ended March 31, 2004. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility. This property was wholly-owned. The Operating Partnership continues to provide management and leasing services for this property.

      On July 29, 2004, the Operating Partnership completed the sale of the 12404 Park Central Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $9.3 million. The Operating Partnership previously recorded impairment charges totaling approximately $4.6 million, $3.4 million during the year ended December 31, 2003, $0.7 million during the quarter ended March 31, 2004 and $0.5 million during the quarter ended June 30, 2004. The proceeds from the sale were used primarily to pay down the Bank of America Fund XII Term Loan. This property was wholly-owned.

UNDEVELOPED LAND

      On August 16, 2004, the Operating Partnership sold approximately 2.5 acres of undeveloped land located in Houston, Texas. The sale generated proceeds, net of selling costs, of approximately $6.4 million and a note receivable in the amount of $5.6 million. The note provides for payments of principal of $0.5 million due in December 2004, annual installments of $1.0 million each due beginning August 2005 through August 2008, and $1.1 million due at maturity in August 2009 and does not bear interest. The Operating Partnership recognized a net gain of approximately $7.6 million included in the "Income from investment land sales, net" line item in the accompanying Consolidated Statements of Operations. The proceeds were used to pay down the Operating Partnership's credit facility.

RESORT/HOTEL

      On October 19, 2004, the Operating Partnership completed the sale of the Hyatt Regency Hotel in Albuquerque, New Mexico. The sale generated proceeds, net of selling costs, of approximately $32.5 million and a net gain of approximately $3.9 million. This property was wholly-owned. The proceeds were used to pay down $26.0 million of the Operating Partnership's Bank of America Fund XII Term Loan and the remainder was used to pay down the Operating Partnership's credit facility.

RESIDENTIAL DEVELOPMENT

      On September 14, 2004, the Operating Partnership completed the sale of Breckenridge Commercial Retail Center in Breckenridge, Colorado. The sale generated proceeds to the Operating Partnership, net of selling costs and repayment of debt, of approximately $1.5 million, and a net gain of approximately $0.1 million, net of minority interests and income tax.

The Operating Partnership previously recorded an impairment charge of approximately $0.7 million, net of minority interests and income tax, during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Operating Partnership's credit facility.

OTHER TRANSACTIONS

FOUNTAIN PLACE TRANSACTION

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

      Included in the terms of this transaction is a provision which provides Lehman the unconditional right to require the Operating Partnership to purchase Lehman's interest in FP Investors for an agreed upon fair value of $79.9 million at any time until November 30, 2004. For GAAP purposes, under SFAS No. 66, "Accounting for Sales of Real Estate," this unconditional right, or contingency, results in the transaction requiring accounting associated with a financing transaction. As a result, no gain has been recorded on the transaction and the Operating Partnership's accompanying financial statements continue to include the Office Property, related debt and operations until expiration of the contingency. The Operating Partnership pays 99.9% of the distributable funds from the Office Property to Lehman which is recorded in the "Interest Expense" line item in the Operating Partnership's Consolidated Statement of Operations. The fair value of the contingency, $79.9 million, is included in the "Accounts payable, accrued expenses and other liabilities" line item in the Operating Partnership's Consolidated Balance Sheet at September 30, 2004.

      Also on June 28, 2004, the Operating Partnership paid off the $220.0 million Deutsche Bank - CMBS loan with proceeds from the Fountain Place Office Property transaction and a draw on the Operating Partnership's revolving credit facility.

      See "Recent Developments" for a description of the joint venture transaction involving this Office Property. As a result of this transaction, Lehman's unconditional right to require the Company to repurchase Lehman's interests in FP Investors will be terminated.

                             RESULTS OF OPERATIONS

         The following table shows the Operating Partnership's variance in dollars between the three and nine months ended September 30, 2004 and 2003.

                                                                               TOTAL VARIANCE IN    TOTAL VARIANCE IN
                                                                                DOLLARS BETWEEN      DOLLARS BETWEEN
                                                                                THE THREE MONTHS     THE NINE MONTHS
                                                                                     ENDED                ENDED
                                                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                                                 -------------        -------------
(in millions)                                                                    2004 AND 2003        2004 AND 2003
- -------------                                                                    -------------        -------------
REVENUE:
  Office Property                                                                 $        5.2         $       20.4
  Resort/Hotel Property                                                                    4.7                  4.4
  Residential Development Property                                                        25.6                 23.2
                                                                                  ------------         ------------
     TOTAL PROPERTY REVENUE                                                       $       35.5         $       48.0
                                                                                  ------------         ------------

EXPENSE:
  Office Property real estate taxes                                               $        0.4         $       (0.1)
  Office Property operating expenses                                                       3.7                  6.9
  Resort/Hotel Property expense                                                            4.1                  6.7
  Residential Development Property expense                                                19.5                 14.8
                                                                                  ------------         ------------
     TOTAL PROPERTY EXPENSE                                                               27.7                 28.3
                                                                                  ------------         ------------
     INCOME FROM PROPERTY OPERATIONS                                              $        7.8         $       19.7
                                                                                  ------------         ------------

OTHER INCOME (EXPENSE):
  Income from investment land sales, net                                          $       (3.8)                (4.4)
  Gain on joint venture of properties, net                                                   -         $       (0.1)
  Interest and other income                                                                1.3                  4.3
  Corporate general and administrative                                                    (1.7)                (3.8)
  Interest expense                                                                        (3.5)                (7.7)
  Amortization of deferred financing costs                                                (0.7)                (2.5)
  Extinguishment of debt                                                                  (0.2)                (3.1)
  Depreciation and amortization                                                          (10.1)               (22.9)
  Impairment charges related to real estate assets                                        (4.1)                (2.9)
  Other expenses                                                                             -                  0.8
  Equity in net income (loss) of unconsolidated companies:
     Office Properties                                                                    (4.6)                (6.1)
     Resort/Hotel Properties                                                               0.1                 (2.3)
     Residential Development Properties                                                   (2.5)                (5.3)
     Temperature-Controlled Logistics Properties                                             -                 (4.7)
     Other                                                                                 1.1                  1.3
                                                                                  ------------         ------------
     TOTAL OTHER INCOME (EXPENSE)                                                 $      (28.7)        $      (59.4)
                                                                                  ------------         ------------

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND
INCOME TAXES                                                                      $      (20.9)        $      (39.7)

  Minority interests                                                                      (1.2)                (0.4)
  Income tax benefit                                                                       1.7                  2.9
                                                                                  ------------         ------------

LOSS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE                                                    $      (20.4)        $      (37.2)

  Income from discontinued operations,                                                     1.9                 (2.2)
  Impairment charges related to real estate assets from discontinued operations            2.0                 16.0
  Loss on real estate from discontinued operations                                           -                 (2.1)
  Cumulative effect of a change in accounting principle                                      -                 (0.4)
                                                                                  ------------         ------------

NET (LOSS) INCOME                                                                 $      (16.5)        $      (25.9)

  Series A Preferred Unit distributions                                                   (1.4)                (4.1)
  Series B Preferred Unit distributions                                                      -                    -
                                                                                  ------------         ------------

NET LOSS AVAILABLE TO PARTNERS                                                    $      (17.9)        $      (30.0)
                                                                                  ============         ============

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

PROPERTY REVENUES

      Total property revenues increased $35.5 million, or 17.7%, to $235.9 million for the three months ended September 30, 2004, as compared to $200.4 million for the three months ended September 30, 2003. The primary components of the increase in total property revenues are discussed below.

   - Office Property revenues increased $5.2 million, or 4.2%, to $128.3 million, primarily due to:

         - an increase of $13.9 million from the acquisitions of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004, the Dupont Centre in March 2004 and The Alhambra in August 2004; and

         - an increase of $0.6 million primarily resulting from third party management and leasing services and related direct expense reimbursements; partially offset by

         - a decrease of $5.8 million from the 55 consolidated Office Properties (excluding 2003 and 2004 acquisitions and dispositions) that the Operating Partnership owned or had an interest in, primarily due to a decrease in full service weighted average rental rates, a decrease in recoveries due to expense reductions, and a decline in net parking revenue, partially offset by a 0.2 percentage point increase in same-store average occupancy (from 85.7% to 85.9%); and

         - a decrease of $3.7 million in net lease termination fees (from $5.0 million to $1.3 million).

   - Resort/Hotel Property revenues increased $4.7 million, or 11.1%, to $47.0 million, primarily due to:

         - an increase of $3.0 million at the Destination Fitness Resorts related to a 12.3% increase in revenue per available room (from $448 to $503) as a result of a 6.1% increase in average daily rate (from $620 to $658) and a 7 percentage point increase in occupancy (from 77% to 84%); and

         - an increase of $1.7 million at the Resort Properties related to a 6.2% increase in revenue per available room (room $177 to $188) as a result of a 6.0% increase in average daily rate (from $234 to $248) and a $1.1 million increase in food and beverage revenue.

   - Residential Development Property revenues increased $25.6 million, or 73.1%, to $60.6 million, primarily due to:

         - an increase of $21.5 million in CRDI cost of sales related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the Old Greenwood project in Tahoe, California and the Horizon Pass project in Bachelor Gulch, Colorado which had sales in 2004, but none in the three months ended September 30, 2003 as the projects were not available for sale, partially offset by the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as the project sold out in 2003;

         - an increase of $2.7 million in other revenue at DMDC due to a settlement for reimbursement of construction remediation costs;

         - an increase of $1.7 million in club revenue at CRDI primarily due to the addition of a restaurant, and the full impact in 2004 of the sale of Tahoe Club memberships at the Tahoe Mountain Resorts Property, which began selling memberships in mid-2003; and

         - an increase of $0.5 million in club revenue primarily due to increased membership levels at DMDC and CRDI; partially offset by

         - a decrease of $0.7 million in real estate sales primarily due to decreased home sales at DMDC.

PROPERTY EXPENSES

      Total property expenses increased $27.7 million, or 21.5%, to $156.4 million for the three months ended September 30, 2004, as compared to $128.7 million for the three months ended September 30, 2003. The primary components of the variances in property expenses are discussed below.

   - Office Property expenses increased $4.1 million, or 7.0%, to $62.4 million, primarily due to:

         - an increase of $5.0 million from the acquisition of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004, the Dupont Centre in March 2004 and The Alhambra in August 2004; and

         - an increase of $0.8 million related to the cost of providing third party management and leasing services; partially offset by

         - a decrease of $1.7 million from the 55 consolidated Office Properties (excluding 2003 and 2004 acquisitions and dispositions) that the Operating Partnership owned or had an interest in, primarily due to:

               -  $2.0 million decrease in building repairs and maintenance;

               -  $1.2 million decrease in property taxes and insurance; and

               - $0.4 million decrease in utilities expense; partially offset by

               -  $1.4 million increase in administrative expenses.

   - Resort/Hotel Property expenses increased $4.1 million, or 11.6%, to $39.5 million, due to:

         - an increase of $2.3 million in operating expenses and general and administrative costs at the Destination Fitness Resorts primarily related to increased employee health insurance costs and increased average occupancy of 7 percentage points (from 77% to 84%); and

         - an increase of $1.7 million in operating expenses at the Resort Properties related to food, beverage and marketing costs.

   - Residential Development Property expenses increased $19.5 million, or 55.7%, to $54.5 million, primarily due to:

         - an increase of $15.6 million in CRDI cost of sales related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the Old Greenwood project in Tahoe, California and the Horizon Pass project in Bachelor Gulch, Colorado which had sales in 2004, but none in the three months ended September 30, 2003 as the projects were not available for sale, partially offset by the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as the project sold out in 2003,;

         - an increase of $3.4 million in club operating expenses due to increased membership levels, a restaurant addition at CRDI and the golf course addition at DMDC; and

         - an increase of $0.5 million in expenses related to marketing efforts at the Ritz-Carlton condominium residence project.

OTHER INCOME/EXPENSE

      Total other expenses increased $28.7 million, or 40.7%, to $99.2 million for the three months ended September 30, 2004, compared to $70.5 million for the three months ended September 30, 2003. The primary components of the increase in total other expenses are discussed below.

      OTHER INCOME

      Other income decreased $8.4 million, or 46.2%, to $9.8 million for the three months ended September 30, 2004, as compared to $18.2 million for the three months ended September 30, 2003. The primary components of the decrease in other income are discussed below.

   - Equity in net income of unconsolidated companies decreased $5.9 million, or 105.4%, to a $0.3 million loss, primarily due to:

         - a decrease of $6.1 million in Office, Residential Development and Other equity in net income primarily due to net income recorded in 2003 for the Operating Partnership's interests in the entities through which the Operating Partnership held its interests in The Woodlands, which were sold in December 2003;

   - Income from investment land sales, net decreased $3.8 million due to the gain on sale of two parcels of undeveloped investment land in Texas in 2003, offset by the gain on sale of two parcels of undeveloped investment land in Texas, in 2004.

   - Interest and other income increased $1.3 million primarily due to $0.7 million of interest on U.S. Treasury and government sponsored agency securities purchased in December 2003 and January 2004 related to debt defeasance, $0.4 million of dividends received on other marketable securities and a $0.3 million increase in interest on certain notes resulting from note amendments in December 2003.

OTHER EXPENSES

      Other expenses increased $20.3 million, or 22.9%, to $108.9 million for the three months ended September 30, 2004, as compared to $88.6 million for the three months ended September 30, 2003. The primary components of the increase in other expenses are discussed below.

   - Depreciation expense increased $10.1 million, or 28.4 %, to $45.7 million, primarily due to:

         - $8.3 million increase in Office Property depreciation expense, attributable to:

               - $6.4 million from the acquisitions of The Colonnade in August 2003 and the Hughes Center Properties in December 2003 through May 2004, the Dupont Centre in March 2004 and The Alhambra in August 2004; and

               - $1.9 million due to an increase in leasehold improvements, lease commissions, building improvements, and accelerated depreciation of leasehold improvements and lease commissions upon lease terminations;

         - $1.1 million increase in Resort/Hotel Property depreciation expense; and

         - $1.0 million increase in Residential Development Property depreciation expense.

   - Impairment charges increased $4.1 million due to the impairment related to the demolition of the old clubhouse at the Sonoma Club in the third quarter 2004 in order to construct a new clubhouse.

   - Interest expense increased $3.5 million, or 8.1%, to $46.5 million primarily due to the Fountain Place Office Property transaction.

   - Corporate general and administrative expense increased $1.7 million, or 23.3%, to $9.0 million primarily due to salary merit increases, cost increases of employee benefits, restricted stock compensation recorded in 2004, and Sarbanes-Oxley related costs.

DISCONTINUED OPERATIONS

      Income from discontinued operations on assets sold and held for sale increased $3.9 million, or 205.3%, to $1.9 million, primarily due to:

   - an increase of $2.4 million due to impairments recorded in 2003 on behavioral healthcare properties; and

   - an increase of $1.8 million due to the increase in net income associated with properties held for sale in 2004 compared to 2003.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

PROPERTY REVENUES

      Total property revenues increased $48.0 million, or 7.5%, to $685.6 million for the nine months ended September 30, 2004, as compared to $637.6 million for the nine months ended September 30, 2003. The primary components of the increase in total property revenues are discussed below.

   - Office Property revenues increased $20.4 million, or 5.6 %, to $384.6 million, primarily due to:

         - an increase of $34.7 million from the acquisitions of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004, the Dupont Centre in March 2004 and The Alhambra in August 2004;

         - an increase of $2.0 million primarily resulting from third party management and leasing services and related direct expense reimbursements; and

         - an increase of $0.6 million in net lease termination fees (from $7.9 million to $8.5 million); partially offset by

         - a decrease of $15.8 million from the 55 consolidated Office Properties (excluding 2003 and 2004 acquisitions and dispositions) that the Operating Partnership owned or had an interest in, primarily due to a decrease in full service weighted average rental rates, a decrease in recoveries due to expense reductions, and a decline in net parking revenues, partially offset by a 0.2 percentage point increase in same-store average occupancy (from 85.6% to 85.8%); and

         - a decrease of $1.1 million due to nonrecurring revenue earned in 2003.

   - Resort/Hotel Property revenues increased $4.4 million, or 3.3%, to $137.2 million, primarily due to:

         - an increase of $6.3 million at the Destination Fitness Resorts related to a 9.1% increase in revenue per available room (from $481 to $525) as a result of a 7.2% increase in average daily rate (from $642 to $688) and a 3 percentage point increase in occupancy (from 79% to 82%); partially offset by

         - a decrease of $1.1 million at the Resort Properties related to 5.9% decrease in revenue per available room (room $185 to $174) as a result of a 4 percentage point decrease in occupancy (from 65% to 61%); and

         - a decrease of $0.8 million at the Business Class Hotel Properties related to a 6.5% decrease in revenue per available room (from $77 to $72) as a result of a 3 percentage point decrease in occupancy (from 69% to 66%).

   - Residential Development Property revenues increased $23.2 million, or 16.5%, to $163.9 million, primarily due to:

         - an increase of $17.0 million primarily due to increased sales of 10 lots (from 34 to 44) at DMDC;

         - an increase of $3.0 million in club revenue at CRDI primarily due to the addition of a restaurant and the full impact in 2004 of the sale of Tahoe Club memberships at the Tahoe Mountain Resorts Property, which began selling memberships in mid-2003;

         - an increase of $2.7 million in club revenue at DMDC primarily due to increased membership levels DMDC and CRDI; and

         - an increase of $2.7 million in other revenue at DMDC due to a settlement for reimbursement of construction remediation costs; partially offset by

         - a decrease of $1.2 million in CRDI cost of sales related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as the project sold out in 2003, partially offset by the Old Greenwood project in Tahoe, California and the Horizon Pass project in Bachelor Gulch, Colorado which had sales in 2004, but none in the nine months ended September 30, 2003 as the projects were not available for sale; and

         - a decrease of $1.2 million in other revenue due to interest income recorded in 2003 on a note receivable from the Woodlands Land Development Company, L.P., entity which was sold in December 2003.

PROPERTY EXPENSES

      Total property expenses increased $28.3 million, or 6.8%, to $444.8 million for the nine months ended September 30, 2004, as compared to $416.5 million for the nine months ended September 30, 2003. The primary components of the variances in property expenses are discussed below.

   - Office Property expenses increased $6.8 million, or 3.9%, to $182.6 million, primarily due to:

         - an increase of $11.6 million from the acquisition of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004, the Dupont Centre in March 2004, and The Alhambra in August 2004; and

         - an increase of $1.5 million related to the cost of providing third party management and leasing services to joint venture properties; partially offset by

         - a decrease of $5.7 million from the 55 consolidated Office Properties (excluding 2003 and 2004 acquisitions and dispositions) that the Operating Partnership owned or had an interest in, primarily due to:

               -  $4.2 million decrease in building repairs and maintenance;

               -  $4.2 million decrease in property taxes and insurance; and

               -  $0.6 million decrease in utilities; partially offset by

               -  $2.0 million increase in administrative expenses;

   - Resort/Hotel Property expenses increased $6.7 million, or 6.2%, to $115.4 million, primarily due to:

         - an increase of $5.8 million in operating expenses and general and administrative costs at the Destination Fitness Resorts primarily related to increased employee health insurance costs and increased average occupancy of 3 percentage points (from 79% to 82%); and

         - an increase of $1.1 million in resort property food and beverage operating expense and marketing costs.

   - Residential Development Property expenses increased $14.8 million, or 11.2%, to $146.8 million, primarily due to:

         - an increase of $8.7 million in DMDC cost of sales due to increased lot sales compared to 2003 (from 34 to 44);

         - an increase of $6.9 million in club operating expenses due to increased membership levels at CRDI and DMDC, a restaurant addition at CRDI and the golf course addition at DMDC;

         - an increase of $5.0 million in marketing expenses at certain CRDI projects and the Ritz-Carlton condominium residence project; and

         - an increase of $0.6 million in other expense categories; partially offset by

         - a decrease of $6.4 million in CRDI cost of sales related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as the project sold out in 2003, partially offset by the Old Greenwood project in Tahoe, California and the Horizon Pass project in Bachelor Gulch, Colorado which had sales in 2004, but none in the nine months ended September 30, 2003 as the projects were not available for sale.

OTHER INCOME/EXPENSE

      Total other expenses increased $59.4 million, or 25.7%, to $290.6 million for the nine months ended September 30, 2004, compared to $231.2 million for the nine months ended September 30, 2003. The primary components of the increase in total other expenses are discussed below.

      OTHER INCOME

      Other income decreased $17.3 million, or 54.6%, to $14.4 million for the nine months ended September 30, 2004, as compared to $31.7 million for the nine months ended September 30, 2003. The primary components of the decrease in other income are discussed below.

   - Equity in net income of unconsolidated companies decreased $17.1 million, or 116.3%, to a $2.4 million loss, primarily due to:

         - a decrease of $10.1 million equity in Office, Residential Development and Other net income, primarily due to net income recorded in 2003 for the Operating Partnership's interests in the entities through which the Operating Partnership held its interests in The Woodlands, which were sold in December 2003;

         - a decrease of $4.7 million in Temperature-Controlled Logistics Properties equity in net income primarily due to a decrease in rental revenues net of deferred rent and an increase in interest expense primarily attributable to the $254.4 million financing with Morgan Stanley Mortgage Capital, Inc. in February 2004; and

         - a decrease of $2.3 million in Resort/Hotel Properties equity in net income primarily due to net income recorded in 2003 for the Operating Partnership's interest in the Ritz-Carlton Hotel Property which was sold in November 2003 and included a $1.1 million payment which the Operating Partnership received from the operator of the Resort/Hotel Property pursuant to the terms of the operating agreement because the Property did not achieve the specified net operating income level.

   - Income from investment land sales, net decreased $4.4 million due to the gains on sales of three parcels of undeveloped investment land in Texas in 2003, offset by the gains on sales of three parcels of undeveloped investment land in Texas, in 2004.

   - Interest and other income increased $4.3 million primarily due to $2.2 million of interest on U.S. Treasury and government sponsored agency securities purchased in December 2003 and January 2004 related to debt defeasance, $0.9 million of dividends received on other marketable securities and a $0.8 million increase in interest on certain notes resulting from note amendments in December 2003.

      OTHER EXPENSES

      Other expenses increased $42.1 million, or 16.0%, to $305.0 million for the nine months ended September 30, 2004, as compared to $262.9 million for the nine months ended September 30, 2003. The primary components of the increase in other expenses are discussed below.

   - Depreciation expense increased $22.9 million, or 21.9%, to $127.7 million, primarily due to:

         - $18.1 million increase in Office Property depreciation expense, attributable to:

               - $12.3 million from the acquisitions of The Colonnade in August 2003 and the Hughes Center Properties in December 2003 though May 2004, the Dupont Centre in March 2004 and The Alhambra in August 2004; and

               - $5.8 million due to an increase in leasehold improvements, lease commissions, building improvements, and accelerated depreciation of leasehold improvements and lease commissions upon lease terminations;

         - $3.0 million increase in Residential Development Property depreciation expense; and

         -  $2.3 million increase in Resort/Hotel Property depreciation expense.

   - Interest expense increased $7.7 million, or 6.0%, to $137.0 million, primarily due to:

         - $3.7 million increase from an increase of approximately $312 million in the weighted average debt balance, partially offset by a .58 percentage point decrease in the weighted average interest rate (from 7.19% to 6.61%) primarily due to the refinancing and new financings of fixed rate debt at lower interest rates and the termination of a $400 million cash flow hedge, which were replaced with $400 million of cash flow hedges resulting in a 3.1 percentage point reduction in strike prices (from 6.6% to 3.5%); and

         - $3.2 million increase related to the Fountain Place Office Property transaction.

   - Corporate general and administrative expense increased $3.8 million, or 20.1%, to $22.7 million primarily due to salary merit increases, cost increases of employee benefits, restricted stock compensation recorded in 2004 and Sarbanes-Oxley related costs.

   - Extinguishment of debt increased $3.1 million primarily due to the write off of deferred financing costs associated with the following:

         -  reduction of the Fleet Fund I and II Term Loan in January 2004;

         - the write off of deferred financing costs associated with reduction of the Bank of America Fund XII Term Loan funded by proceeds from the sale of Ptarmigan Place Office Property and adjacent land and the 12404 Park Central Office Property; and

         - the write off of deferred financing costs associated with the payoff of the $220.0 million Deutsche Bank-CMBS Loan in June 2004 funded with proceeds from the Fountain Place Office Property transaction and a draw on the credit facility.

   - Impairment charges increased $2.9 million primarily due to the $4.1 million impairment related to the demolition of the old clubhouse at the Sonoma Club in the third quarter 2004 in order to construct a new clubhouse, partially offset by a $1.2 million impairment of the North Dallas Athletic Club in the first quarter 2003.

   - Amortization of deferred financing costs increased $2.5 million, or 32.5%, to $10.2 million primarily due to the addition of deferred financing costs related to debt restructuring and refinancing associated with the $275.0 million secured loan with Bank of America and Deutsche Bank in January 2004.

DISCONTINUED OPERATIONS

      Income from discontinued operations on assets sold and held for sale increased $11.7 million, or 115.8% for the nine months ended September 20, 2004, as compared to income of $1.6 million in 2003, primarily due to:

   - an increase of $15.0 million due to the impairment of the 1800 West Loop South Office Property in 2003; and

   - an increase of $4.2 million impairments recorded in 2003 on the behavioral healthcare properties; partially offset by

   - a decrease of $2.8 million due to the impairment of three Office Properties in 2004;

   - a decrease of $2.2 million due to the reduction of net income associated with properties held for sale in 2004 compared to 2003; and

   - a decrease of $2.4 million due to an aggregate loss on six Office Properties sold in 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                               FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,
(in millions)                                         2004
- ----------------------------------------       --------------------
Cash provided by Operating Activities               $     75.2
Cash used in Investing Activities                       (222.0)
Cash provided by Financing Activities                    133.0
                                                    ----------
Decrease in Cash and Cash Equivalents               $    (13.8)
Cash and Cash Equivalents, Beginning of
Period                                                    74.9
                                                    ----------
Cash and Cash Equivalents, End of Period            $     61.1
                                                    ==========

OPERATING ACTIVITIES

      The Operating Partnership's cash provided by operating activities of $75.2 million is attributable to Property operations.

INVESTING ACTIVITIES

      The Operating Partnership's cash used in investing activities of $222.0 million is primarily attributable to:

         - $195.8 million purchase of U.S. Treasuries and government sponsored agency securities in connection with the defeasance of LaSalle Note II and other securities;

         - $193.3 million for the acquisition of investment properties, primarily due to the acquisition of Hughes Center, the Dupont Centre and The Alhambra Office Properties;

         - $68.1 million for revenue and non-revenue enhancing tenant improvement and leasing costs for Office Properties;

         - $31.3 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties, renovations at Sonoma Mission Inn and Ventana Inn, and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

         - $28.3 million for development of amenities at the Residential Development Properties;

         - $10.1 million of additional investment in unconsolidated Office Properties primarily due to a $9.6 million contribution to Main Street Partners L.P.;

         -  $3.8 million for development of investment properties;

         - $2.6 million of additional investment in unconsolidated Other companies;

         - $2.4 million of additional investment in unconsolidated Temperature-Controlled Logistics Properties; and

         - $1.0 million of additional investment in unconsolidated Residential Development Properties.

         The cash used in investing activities is partially offset by:

         - $113.9 million of proceeds from property sales, primarily due to the sale of the 1800 West Loop South, Liberty Plaza, Ptarmigan Place, Addison Tower, 5050 Quorum and 12404 Park Central Office Properties;

         - $92.3 million decrease in restricted cash, due primarily to decreased escrow deposits for the purchase of the Hughes Center Office Properties in January and February 2004;

         - $90.8 million from return of investment in Temperature-Controlled Logistics Properties due primarily to the $254.4 million of additional financing at the Temperature-Controlled Logistics Corporation;

         -  $8.8 million of proceeds from defeasance investment maturities;

         -  $4.8 million decrease in notes receivable;

         - $2.3 million from return of investment in unconsolidated Office Properties; and

         - $1.3 million from return of investment in unconsolidated Resort/Hotel Properties.

FINANCING ACTIVITIES

      The Operating Partnership's cash provided by financing activities of $133.0 million is primarily attributable to:

         - $454.6 million of proceeds from other borrowings, primarily as a result of the Bank of America Fund XII Term Loan secured by the Fund XII Properties, the Lehman Capital Note secured by the Fountain Place Office Property, the Metropolitan Life Note VII secured by the Dupont Centre Office Property, and the new JP Morgan Chase Notes secured by certain Hughes Center Properties;

         - $440.0 million of proceeds from borrowings under the Operating Partnership's credit facility;

         - $79.9 million of proceeds from the Fountain Place Office Property transaction;

         - $77.7 million of proceeds from borrowings for construction costs for infrastructure development at the Residential Development Properties;

         - $71.0 million of net proceeds from issuance of Series A Preferred Units;

         -  $2.1 million of capital contributions from joint venture partners;
            and

         -  $0.4 million of capital contributions to the Operating Partnership.

         The cash provided by financing activities is partially offset by:

         - $386.6 million of payments under other borrowings, due primarily to the pay off of the Deutsche Bank-CMBS Loan, the pay down of the Fleet Fund I Term Loan and the pay down of the Bank of America Fund XII Term Loan;

         - $371.5 million of payments under the Operating Partnership's credit facility;

         -  $131.8 million of distributions to unitholders;

         -  $62.5 million of Residential Development Property note payments;

         -  $24.0 million of distributions to preferred unitholders;

         - $8.2 million of debt financing costs primarily associated with the $275 million Bank of America Fund XII Term Loan and the Lehman Capital Note;

         -  $6.3 million of capital distributions to joint venture partners; and

         -  $1.8 million of amortization of debt premiums.

LIQUIDITY REQUIREMENTS

DEBT FINANCING SUMMARY

      The following tables show summary information about the Operating Partnership's debt, including its share of unconsolidated debt as of September 30, 2004. Additional information about the significant terms of the Operating Partnership's debt financing arrangements and its unconsolidated debt is contained in Note 9, "Notes Payable and Borrowings under Credit Facility" and
Note 8, "Investments in Unconsolidated Companies," of Item 1, "Financial Statements."

                                  AS OF SEPTEMBER 30, 2004
                                  ------------------------
                                TOTAL               SHARE OF
                              OPERATING          UNCONSOLIDATED
(in thousands)             PARTNERSHIP DEBT           DEBT                TOTAL
- ------------------         ----------------      --------------         ----------
Fixed Rate Debt               $1,823,238            $315,652            $2,138,890
Variable Rate Debt             1,032,653             156,816             1,189,469
                              ----------            --------            ----------
Total Debt                    $2,855,891            $472,468            $3,328,359
                              ==========            ========            ==========

         Listed below are the aggregate principal payments by year required as of September 30, 2004. Scheduled principal installments and amounts due at maturity are included.

                                              UNSECURED      TOTAL
                                                DEBT        OPERATING         SHARE OF
                  SECURED      UNSECURED       LINE OF     PARTNERSHIP     UNCONSOLIDATED
(in thousands)     DEBT           DEBT         CREDIT          DEBT             DEBT           TOTAL(1)
- --------------  ----------     ---------     ----------    -----------     --------------     ----------
2004            $   21,274      $      -     $        -     $   21,274       $   58,163       $   79,437
2005               422,277             -        307,500        729,777            8,517          738,294
2006               460,288             -              -        460,288           25,300          485,588
2007               112,193       250,000              -        362,193           48,169          410,362
2008                47,321             -              -         47,321           44,841           92,162
Thereafter         860,038       375,000              -      1,235,038          287,478        1,522,516
                ----------      --------     ----------     ----------       ----------       ----------
                $1,923,391      $625,000     $  307,500     $2,855,891       $  472,468       $3,328,359
                ==========      ========     ==========     ==========       ==========       ==========

- ----------------
(1) Based on contractual maturity and does not include extension option on Bank of America Fund XII term loan or expected early payment of LaSalle Note I, JP Morgan Mortgage Note, or the Nomura Funding VI Note.

OFF-BALANCE SHEET ARRANGEMENTS - GUARANTEE COMMITMENTS

      The FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requiring a guarantor to disclose its guarantees. The Operating Partnership's guarantees in place as of September 30, 2004 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Operating Partnership to provide additional collateral to support the guarantees. The Operating Partnership has recorded a liability, in an amount not significant to its operations, for guarantees entered into following the adoption of FIN 45.

                                                                       GUARANTEED AMOUNT
                                                                         OUTSTANDING AT         MAXIMUM
                                                                       SEPTEMBER 30, 2004  GUARANTEED AMOUNT
                                                                       ------------------  -----------------
DEBTOR                                                                              (in thousands)
- ------
CRDI - Eagle Ranch Metropolitan District -- Letter of Credit (1)             $ 7,583            $ 7,583
Blue River Land Company, L.L.C.(2) (3)                                         1,963              6,300
Main Street Partners, L.P. - Letter of Credit (2) (4)                          4,250              4,250
Sovereign Bank (5)                                                             3,654              3,654
                                                                             -------            -------
Total Guarantees                                                             $17,450            $21,787
                                                                             =======            =======

- ----------------
    (1) The Operating Partnership provides a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

    (2) See Note 8, "Investments in Unconsolidated Companies," for a description of the terms of this debt.

    (3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $2.8 million outstanding at September 30, 2004 and the amount guaranteed was $2.0 million.

    (4) The Operating Partnership and its joint venture partner each provide separate Letters of Credit to guarantee repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

    (5) The Operating Partnership provided guarantees for the repayment of up to $3.7 million of loans from Sovereign Bank in the event a final certificate of occupancy is not obtained for timeshare units sold at a residential development project at an entity which is consolidated into CRDI. The loans guaranteed represent third party financing obtained by buyers of the units.

OTHER COMMITMENTS AND CONTINGENCIES

      See "Recent Developments" in this Item 2, for information on the Operating Partnership's $79.9 million contingent obligation related to the Fountain Place Office Property transaction.

      The Operating Partnership has a contingent obligation of approximately $1.0 million related to a construction warranty matter. The Operating Partnership believes it is probable that a significant amount would be recovered through reimbursements from third parties.

CAPITAL EXPENDITURES

      As of September 30, 2004, the Operating Partnership had unfunded capital expenditures of approximately $26.1 million relating to capital investments that are not in the ordinary course of operations of the Operating Partnership's business segments. The table below specifies the Operating Partnership's requirements for capital expenditures and its amounts funded as of September 30, 2004, and amounts remaining to be funded (future fundings classified between short-term and long-term capital requirements):

                                                                                 CAPITAL EXPENDITURES
                                                                                 ---------------------
                                                           AMOUNT
                                               TOTAL    FUNDED AS OF    AMOUNT   SHORT-TERM
                                              PROJECT   SEPTEMBER 30,  REMAINING  (NEXT 12    LONG-TERM
(in millions)      PROJECT                    COST (1)      2004       TO FUND   MONTHS)(2) (12+ MONTHS)(2)
- -----------------------------------------     --------  ------------   --------- ---------- --------------
OFFICE SEGMENT
   Acquired Properties (3)                     $  2.9      $  2.7       $  0.2     $  0.2       $    -
   Houston Center Shops Redevelopment (4)        11.6        10.9          0.7        0.7            -

RESIDENTIAL DEVELOPMENT SEGMENT
   Tahoe Mountain Club (5)                       54.3        50.6          3.7        3.7            -

RESORT/HOTEL SEGMENT
   Canyon Ranch - Tucson Land
           Construction Loan (6)                  2.4         1.0          1.4        1.2          0.2

OTHER
   SunTx(7)                                      19.0        14.3          4.7        1.7          3.0
   Purchase of AmeriCold Logistics
           (formerly "Crescent Spinco") (8)      15.4           -         15.4       15.4            -
                                               ------      ------       ------     ------       ------
TOTAL                                          $105.6      $ 79.5       $ 26.1     $ 22.9       $  3.2
                                               ======      ======       ======     ======       ======

- --------------
    (1) All amounts are approximate.

    (2) Reflects the Operating Partnership's estimate of the breakdown between short-term and long-term capital expenditures.

    (3) The capital expenditures reflect the Operating Partnership's ownership percentage of 30% for Five Post Oak Park Office Property.

    (4) Located within the Houston Center Office Property complex.

    (5) As of September 30, 2004, the Operating Partnership had invested $50.6 million in Tahoe Mountain Club, which includes the acquisition of land and development of a golf course and retail amenities. During 2004, the Operating Partnership is developing a swim and fitness facility, clubhouse, and completing the golf course.

    (6) The Operating Partnership has a $2.4 million construction loan with the purchaser of the land, which will be secured by nine developed lots and a $0.4 million letter of credit.

    (7) This commitment is related to the Operating Partnership's investment in a private equity fund and its general partner. The commitment is based on cash contributions and distributions and does not consider equity gains or losses.

    (8) On November 4, 2004 COPI sold its interests in AmeriCold Logistics and paid off the $15.4 million, inclusive of accrued interest, loan to Bank of America. As a result, the Operating Partnership has no further capital expenditure requirements with respect to the COPI bankruptcy.

      In April 2004, the Operating Partnership entered into agreements with Ritz-Carlton Hotel Company, L.L.C. to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas with development to commence upon reaching an acceptable level of pre-sales for the residences. The development plans include a Ritz-Carlton with approximately 216 hotel rooms and 70 residences. Construction on the development is anticipated to begin in the second quarter of 2005.

LIQUIDITY OUTLOOK

      The Operating Partnership expects to fund its short-term capital requirements of approximately $22.9 million through a combination of net cash flow from operations and borrowings under the Operating Partnership's credit facility or additional debt facilities. As of September 30, 2004, the Operating Partnership had maturing debt obligations of $610.6 million through September 30, 2005, consisting primarily of its credit facility, Fleet Fund I Term Loan and the Lehman Capital Note. The Operating Partnership plans to refinance the credit facility and the Fleet Fund I Term Loan in 2004. The Lehman Capital Note is also expected to be refinanced. The remaining maturities consist primarily of normal principal amortization and will be met with cash flow from operations. In addition, $26.0 million of debt relating to the Residential Developments is maturing within the next 12 months and will be retired with the sales of the corresponding land or units or will be refinanced.

      The Operating Partnership expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, principal and interest payment requirements, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (such as property improvements, tenant improvements and leasing costs), and distributions to shareholders and unitholders, primarily through cash flow provided by operating activities. The Operating Partnership expects to fund the remainder of these short-term liquidity requirements with borrowings under the Operating Partnership's credit facility, return of capital from Residential Development Properties, proceeds from the sale of non-core investments, other business initiatives or the joint venture of Properties, and borrowings under additional debt facilities.

      The Operating Partnership's long-term liquidity requirements as of September 30, 2004 consist primarily of $2.2 billion of debt maturing after September 30, 2005. The Operating Partnership also has $3.2 million of long-term capital expenditures requirements. The Operating Partnership anticipates meeting these long-term maturity obligations primarily through refinancing maturing debt with long-term secured and unsecured debt and through other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties.

      Debt and equity financing alternatives currently available to the Operating Partnership to satisfy its liquidity requirements and commitments for material capital expenditures include:

   - Additional proceeds from the Operating Partnership's Credit Facility under which the Operating Partnership had up to $83.9 million of borrowing capacity available as of September 30, 2004;

   - Additional proceeds from the refinancing of existing secured and unsecured debt;

   -  Additional debt secured by existing underleveraged properties;

   -  Issuance of additional unsecured debt; and

   - Equity offerings including preferred and/or convertible securities or joint ventures of existing properties.

   - The following factors could limit the Operating Partnership's ability to utilize these financing alternatives:

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

      The Operating Partnership's portion of unconsolidated debt maturing through September 2005 is $64.5 million. The Operating Partnership's portion of unconsolidated debt maturing after September 2005 is $408.0 million. Unconsolidated debt is the liability of the unconsolidated entity, is typically secured by that entity's property, and is non-recourse to the Operating Partnership except where a guarantee exists.

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


SHARE REPURCHASE PROGRAM

      The Company commenced its Share Repurchase Program in March 2000. On October 15, 2001, the Company's Board of Trust Managers increased from $500.0 million to $800.0 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"). There were no share repurchases under the program for the year ended December 31, 2003 or the nine months ended September 30, 2004. As of September 30, 2004, the Company had repurchased 20,256,423 common shares under the Share Repurchase Program, at an aggregate cost of approximately $386.9 million, resulting in an average repurchase price of $19.10 per common share. The repurchase of common shares by the Company will decrease the Company's limited partner interest in the Operating Partnership, which will result in an increase in net income per unit.

Debt Financing Arrangements

      The significant terms of the Operating Partnership's primary debt financing arrangements existing as of September 30, 2004, are shown below:

                                                                             BALANCE           INTEREST
                                                                          OUTSTANDING AT       RATE AT
                                                              MAXIMUM      SEPTEMBER 30,     SEPTEMBER 30,          MATURITY
                    DESCRIPTION (1)                          BORROWINGS       2004               2004                 DATE
- --------------------------------------------------------    -----------   --------------     -------------      ----------------
                                                                              (dollars in thousands)
SECURED FIXED RATE DEBT:

   AEGON Partnership Note (Greenway Plaza)                  $   256,017     $    256,017              7.53%     July 2009
   LaSalle Note I (Fund I)                                      232,673          232,673              7.83      August 2027
   JP Morgan Mortgage Note (Houston Center)                     187,922          187,922              8.31      October 2016
   LaSalle Note II (Fund II Defeasance)(2)                      158,030          158,030              7.79      March 2006
   Cigna Note (707 17th Street/Denver Marriott)                  70,000           70,000              5.22      June 2010
   Bank of America Note (Colonnade)                              38,000           38,000              5.53      May 2013
   Mass Mutual Note (3800 Hughes)(3)                             37,315           37,315              7.75      August 2006
   Metropolitan Life Note V (Datran Center)                      37,006           37,006              8.49      December 2005
   Metropolitan Life Note VII (Dupont Centre)                    35,500           35,500              4.31      May 2011
   Northwestern Life Note (301 Congress)                         26,000           26,000              4.94      November 2008
   Allstate Note (3993 Hughes)(3)                                25,687           25,687              6.65      September 2010
   JP Morgan Chase (3773 Hughes)                                 24,755           24,755              4.98      September 2011
   Metropolitan Life Note VI (3960 Hughes)(3)                    24,142           24,142              7.71      October 2009
   JP Morgan Chase I (3753/3763 Hughes)                          14,350           14,350              4.98      September 2011
   Northwestern Life II (3980 Hughes)(3)                         10,310           10,310              7.40      July 2007
   Woodmen of the World Note (Avallon IV)                         8,500            8,500              8.20      April 2009
   Nomura Funding VI Note (Canyon Ranch - Lenox)                  7,709            7,709             10.07      July 2020
   Construction, Acquisition and other obligations
      for various CRDI and Mira Vista projects                    4,322            4,322     2.90 to 10.50      Nov 04 to Feb 09
                                                            -----------     ------------     -------------
      Subtotal/Weighted Average                             $ 1,198,238     $  1,198,238              7.35%
                                                            -----------     ------------     -------------

UNSECURED FIXED RATE DEBT:
   The 2009 Notes                                           $   375,000     $    375,000              9.25%     April 2009
   The 2007 Notes                                               250,000          250,000              7.50      September 2007
                                                            -----------     ------------     -------------
      Subtotal/Weighted Average                             $   625,000     $    625,000              8.55%
                                                            -----------     ------------     -------------

SECURED VARIABLE RATE DEBT:
   Bank of America Fund XII Term Loan (Fund XII)(4)         $   226,035     $    226,035              3.93%     January 2006
   Fleet Fund I Term Loan (Fund I)                              160,000          160,000              5.15      May 2005
   Lehman Capital Note (Fountain Place)                          90,000           90,000              3.26      March 2005
   Fleet Term Loan (Distributions from Fund III, IV and V)       75,000           75,000              6.21      February 2007
   Wachovia Securities (Alhambra)(5)                             45,000           45,000              4.51      November 2005
   National Bank of Arizona (Desert Mountain)                    35,580           31,041      4.75 to 5.75      Nov 04 to Dec 05
   FHI Finance Loan (Sonoma Mission Inn)                         10,000           10,000              6.17      September 2009
   Texas Capital Bank (Land)                                     10,500            7,977              4.09      July 2006
   The Rouse Company (Hughes Center undeveloped land)             7,500            7,500              5.75      December 2005
   Wells Fargo Bank (3770 Hughes)                                 4,774            4,774              3.88      November 2004
   Construction, Acquisition and other obligations
      for various CRDI and Mira Vista projects                  180,248           67,826      3.87 to 5.75      Oct 04 to Sep 08
                                                            -----------     ------------     -------------
      Subtotal/Weighted Average                             $   844,637     $    725,153              4.53%
                                                            -----------     ------------     -------------

UNSECURED VARIABLE RATE DEBT:
      Credit Facility                                       $   399,000     $  307,500(6)             3.82%     May 2005
                                                            -----------     ------------     -------------
      Subtotal/Weighted Average                             $   399,000     $    307,500              3.82%
                                                            -----------     ------------     -------------

      TOTAL/WEIGHTED AVERAGE                                $ 3,066,875     $  2,855,891           6.52%(7)
                                                            ===========     ============     =============

AVERAGE REMAINING TERM                                                                                          4.8 years

- ----------
(1) For more information regarding the terms of the Operating Partnership's debt financing arrangements, including properties securing the Operating Partnership's secured debt and the method of calculation of the interest rate for the Operating Partnership's variable rate debt, see Note 9, "Notes Payable and Borrowings under the Credit Facility," included in Item 1, "Financial Statements."

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

(3) Includes a portion of total premiums of $7.1 million reflecting market value of debt acquired with purchase of Hughes Center portfolio.

(4)   This loan has one one-year extension option.

(5) This includes two notes from Wachovia Securities. The notes are due November 2004, and bear interest at the LIBOR rate plus a spread of (i)
      100.5 basis points for the $31 million Wachovia note (at September 30, 2004, the interest rate was 2.765%), and (ii) 661.0 basis points for the $14 million Wachovia note (at September 30, 2004, the interest rate was 8.37%). Both notes are secured by The Alhambra Office Property. The blended rate at September 30, 2004 for the two notes was 4.51%. In October 2004, the Operating Partnership refinanced this loan with a $50 million loan from Morgan Stanley for a 7-year interest only term at a fixed rate of 5.06%.

(6) The outstanding balance excludes letters of credit issued under the credit facility of $7.6 million.

(7) The overall weighted average interest rate does not include the effect of the Operating Partnership's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 6.78%.

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

      The Operating Partnership's debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the nine months ended September 30, 2004, there were no circumstances that required prepayment penalties or increased collateral related to the Operating Partnership's existing debt.

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

DEFEASANCE OF LASALLE NOTE II

      In January 2004, the Operating Partnership released the remaining properties in Funding II by reducing the Fleet Fund I and II Term Loan by $104.2 million and purchasing an additional $170.0 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 1.76%. The Operating Partnership placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of the LaSalle Note II. The cash flow from the securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note II. The retirement of the Fleet loan and the purchase of the defeasance securities were funded through the $275 million Bank of America Fund XII Term Loan. The collateral for the Bank of America loan was 10 of the 11 properties previously in the Funding II collateral pool. The Bank of America loan is structured to allow the Operating Partnership the flexibility to sell, joint venture or long-term finance these 10 assets over the next 36 months. The final Funding II property, Liberty Plaza, was moved to the Operating Partnership and subsequently sold in April 2004.

UNCONSOLIDATED DEBT ARRANGEMENTS

      As of September 30, 2004, the total debt of the unconsolidated joint ventures and equity investments in which the Operating Partnership has ownership interests was $1.3 billion, of which the Operating Partnership's share was $472.5 million. The Operating Partnership had guaranteed $6.2 million of this debt as of September 30, 2004. Additional information relating to the Operating Partnership's unconsolidated debt financing arrangements is contained in Note 8, "Investments in Unconsolidated Companies," of Item 1, "Financial Statements."

      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Operating Partnership uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of September 30, 2004, the Operating Partnership had three cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

      The following table shows information regarding the Operating Partnership's interest rate swaps designated as cash flow hedge agreements during the nine months ended September 30, 2004, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

EFFECTIVE DATE                                                                                      CHANGE IN
- --------------     NOTIONAL   MATURITY       REFERENCE      FAIR MARKET        ADDITIONAL        UNREALIZED GAINS
(in thousands)      AMOUNT      DATE           RATE            VALUE        INTEREST EXPENSE     (LOSSES) IN OCI
- --------------    ---------   --------       ---------      -----------     ----------------     ----------------
   4/18/00        $100,000     4/18/04          6.76%        $      -           $ 1,712               $1,695
   2/15/03         100,000     2/15/06          3.26%            (931)            1,531                1,415
   2/15/03         100,000     2/15/06          3.25%            (927)            1,529                1,413
   9/02/03         200,000     9/01/06          3.72%          (3,475)            3,786                3,122
                                                             --------           -------               ------
                                                             $ (5,333)          $ 8,558               $7,645
                                                             ========           =======               ======

      In addition, two of the Operating Partnership's unconsolidated companies have cash flow hedge agreements of which the Operating Partnership's portion of change in unrealized gains reflected in OCI was approximately $0.6 million for the nine months ended September 30, 2004.

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

                           UNCONSOLIDATED INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED COMPANIES

      The following is a summary of the Operating Partnership's ownership in significant unconsolidated joint ventures and investments as of September 30, 2004.

                                                                                                     OPERATING PARTNERSHIP'S
                                                                                                            OWNERSHIP
                        ENTITY                                     CLASSIFICATION                    AS OF SEPTEMBER 30, 2004
- ---------------------------------------------------      ---------------------------------------     ------------------------
Main Street Partners, L.P.                               Office (Bank One Center-Dallas)                      50.0% (1)

Crescent Miami Center, L.L.C.                            Office (Miami Center - Miami)                        40.0% (2)

Crescent Five Post Oak Park L.P.                         Office (Five Post Oak - Houston)                     30.0% (3)

Crescent One BriarLake Plaza, L.P.                       Office (BriarLake Plaza - Houston)                   30.0% (4)

Crescent 5 Houston Center, L.P.                          Office (5 Houston Center-Houston)                    25.0% (5)

Austin PT BK One Tower Office Limited Partnership        Office (Bank One Tower-Austin)                       20.0% (6)

Houston PT Three Westlake Office Limited Partnership     Office (Three Westlake Park - Houston)               20.0% (6)

Houston PT Four Westlake Office Limited Partnership      Office (Four Westlake Park-Houston)                  20.0% (6)

Vornado Crescent Carthage and KC Quarry, L.L.C.          Temperature-Controlled Logistics                     56.0% (7)

Vornado Crescent Portland Partnership                    Temperature-Controlled Logistics                     40.0% (8)

Blue River Land Company, L.L.C.                          Other                                                50.0% (9)

Canyon Ranch Las Vegas, L.L.C.                           Other                                                50.0% (10)

EW Deer Valley, L.L.C.                                   Other                                                41.7% (11)

CR License, L.L.C.                                       Other                                                30.0% (12)

CR License II, L.L.C.                                    Other                                                30.0% (13)

SunTx Fulcrum Fund, L.P.                                 Other                                                23.5% (14)

SunTx Capital Partners, L.P.                             Other                                                14.4% (15)

G2 Opportunity Fund, L.P. ("G2")                         Other                                                12.5% (16)

- ----------

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

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

      As of September 30, AmeriCold Logistics, LLC was owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"),. As sole lessee of the Temperature-Controlled Logistics Properties, AmeriCold Logistics leased the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. The Operating Partnership has an indirect 40% ownership interest in the Temperature-Controlled Logistics Corporation. The Operating Partnership has no interest in COPI or AmeriCold Logistics. On March 2, 2004, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the deferred rent period to December 31, 2005, from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003, on March 7, 2003.

      Under terms of the leases, AmeriCold Logistics elected to defer $40.0 million of the total $120.4 million of rent payable for the nine months ended September 30, 2004. The Operating Partnership's share of the deferred rent was $16.0 million. The Operating Partnership recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $16.0 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the nine months ended September 30, 2004. As of September 30, 2004, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $122.4 million and $114.4 million, respectively, of which the Operating Partnership's portions were $49.0 million and $45.8 million, respectively.

      On February 5, 2004, the Temperature-Controlled Logistics Corporation completed a $254.4 million mortgage financing with Morgan Stanley Mortgage Capital Inc., secured by 21 of its owned and seven of its leased temperature-controlled logistics properties. The loan matures in April 2009, bears interest at LIBOR plus 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. The net proceeds to the Temperature-Controlled Logistics Corporation were approximately $225.0 million, after closing costs and the repayment of approximately $12.9 million in existing mortgages. On February 6, 2004, the Temperature-Controlled Logistics Corporation distributed cash of approximately $90.0 million to the Company.

      See "Recent Developments" for information regarding the purchase by the Temperature-Controlled Logistics Corporation of all the ownership interests in AmeriCold Logistics, the termination of the three triple-net master leases, and the agreement to sell an interest in the Temperature-Controlled Logistics Corporation to the Yucaipa Companies.

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

   -  Consolidation of variable interest entities, and

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

      The adoption of FIN 46R did not have a material impact to the Operating Partnership's financial condition or results of operations. Due to the adoption of this Interpretation and management's assumptions in application of the guidelines stated in the Interpretation, the Operating Partnership has consolidated GDW LLC, a subsidiary of DMDC, as of December 31, 2003 and Elijah Fulcrum Fund Partners, L.P. ("Elijah") as of January 1, 2004. Elijah is a limited partnership whose purpose is to invest in the SunTx Fulcrum Fund, L.P. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. While it was determined that one of the Operating Partnership's unconsolidated joint ventures, Main Street Partners, L.P., and its investments in Canyon Ranch Las Vegas, L.L.C., CR License, L.L.C. and CR License II, L.L.C. ("Canyon Ranch Entities") are VIEs under FIN 46R, the Operating Partnership is not the primary beneficiary and is not required to consolidate these entities under other GAAP. The Operating Partnership's maximum exposure to loss is limited to its equity investment of approximately $57.7 million in Main Street Partners, L.P. and $5.1 million in the Canyon Ranch Entities at September 30, 2004.

      During 2004, the Operating Partnership entered into three separate exchange agreements with a third party intermediary. The first exchange agreement included two parcels of undeveloped land, the second exchange agreement included the 3930 Hughes Parkway Office Property, and the third exchange agreement included The Alhambra Office Property. The agreements were for a maximum term of 180 days and allow the Operating Partnership to pursue favorable tax treatment on other properties sold by the Operating Partnership within this period. During the 180-day periods, which ended or will end on August 28, 2004, November 6, 2004, and February 2, 2005, respectively, the third party intermediary is the legal owner of the properties, although the Operating Partnership controls the properties, retains all of the economic benefits and risks associated with these properties and indemnifies the third party intermediary and, therefore, the Operating Partnership fully consolidates these properties. The Operating Partnership took or will take legal ownership of the properties no later than on the expiration of the 180-day period.

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

ADOPTION OF NEW ACCOUNTING STANDARD

      EITF 03-1. At the March 17-18, 2004 meeting, consensus was reached by the FASB Emerging Issues Task Force on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Consensus applies to investments in debt and equity securities within the scope of SFAS Nos. 115, "Accounting for Certain Investments in Debt and Equity Securities," and 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." It also applies to investments in equity securities that are both outside SFAS No. 115's scope and not accounted for under the equity method. The Task Force reached a consensus that certain quantitative and qualitative disclosures should be required for securities that are impaired at the balance sheet date but for which an other - than-temporary impairment has not been recognized. The new impairment guidance creates a model that calls for many judgments and additional evidence gathering in determining whether or not securities are other-than-temporarily impaired and lists some of these impairment indicators. The impairment accounting guidance is effective for periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods are effective for periods ending after June 15, 2004. The Operating Partnership adopted EITF 03-1 effective July 1, 2004 and it had no impact on the Operating Partnership's financial condition or its results of operations.

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

      The aggregate cash distributions paid to unitholders for the nine months ended September 30, 2004 and 2003 were $131.8 million and $131.3 million, respectively. The Operating Partnership reported FFO available to partners before impairments charges related to real estate assets - diluted of $89.9 million and $121.3 million, for the nine months ended September 30, 2004 and 2003, respectively. The Operating Partnership reported FFO available to partners after impairments charges related to real estate assets - diluted of $84.2 million and $100.9 million, for the nine months ended September 30, 2004 and 2003, respectively.

      An increase or decrease in FFO available to partners - diluted does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 90% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO available to partners - diluted will generally require an increase in distributions to and unitholders although not necessarily on a proportionate basis.

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

                CONSOLIDATED STATEMENTS OF FUNDS FROM OPERATIONS
                                 (in thousands)

                                                                    FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    --------------------------    -------------------------
                                                                      2004           2003            2004           2003
                                                                    --------       --------       ---------       ---------
Net (loss) income                                                   $(12,586)      $  3,855       $ (36,530)      $ (10,568)
Adjustments to reconcile net (loss) income to
     funds from operations available to partners - diluted:
Depreciation and amortization of real estate assets                   42,984         39,617         119,406         109,017
Loss on property sales, net                                              193             14           2,683             719
Impairment charges related to real estate assets and assets
    held for sale                                                      2,847          2,356           5,699          20,374
Adjustment for investments in unconsolidated companies:
     Office Properties                                                 2,283         (1,613)          7,188           3,805
     Resort/Hotel Properties                                               -            394               -           1,143
     Residential Development Properties                               (2,150)             8          (2,099)            235
     Temperature-Controlled Logistics Properties                       5,768          5,147          17,348          16,143
     Other                                                                 -            260               -             178
Series A Preferred Unit distributions                                 (5,991)        (4,556)        (17,733)        (13,668)
Series B Preferred Unit distributions                                 (2,019)        (2,019)         (6,057)         (6,057)
                                                                    --------       --------       ---------       ---------
Funds from operations available to partners before  impairment
     charges related to real estate assets - diluted                $ 31,329       $ 43,463       $  89,905       $ 121,321
Impairment charges related to real estate assets                      (2,847)        (2,356)         (5,699)        (20,374)
                                                                    --------       --------       ---------       ---------
Funds from operations available to partners after impairment
charges related to real estate assets - diluted                     $ 28,482       $ 41,107       $  84,206       $ 100,947
                                                                    ========       ========       =========       =========

Investment Segments:
     Office Properties                                              $ 68,410       $ 73,285       $ 211,708       $ 214,568
     Resort/Hotel Properties                                          12,272         11,471          35,293          39,458
     Residential Development Properties                                3,779          2,773          15,121          13,766
     Temperature-Controlled Logistics Properties                       4,862          4,198          12,834          16,294
Other:
     Corporate general and administrative                             (9,023)        (7,356)        (22,734)        (18,968)
     Interest expense                                                (46,571)       (43,074)       (137,008)       (129,380)
     Series A Preferred Unit distributions                            (5,991)        (4,556)        (17,733)        (13,668)
     Series B Preferred Unit distributions                            (2,019)        (2,019)         (6,057)         (6,057)
     Other(1)                                                          5,610          8,741          (1,519)          5,308
                                                                    --------       --------       ---------       ---------
Funds from operations available to partners before impairment
charges related to real estate assets - diluted                     $ 31,329       $ 43,463       $  89,905       $ 121,321
Impairment charges related to real estate assets                      (2,847)        (2,356)         (5,699)        (20,374)
                                                                    --------       --------       ---------       ---------
Funds from operations available to partners after impairment
charges related to real estate assets - diluted                     $ 28,482       $ 41,107       $  84,206       $ 100,947
                                                                    ========       ========       =========       =========

Basic weighted average units                                          58,376         58,460          58,371          58,468
Diluted weighted average units(2)                                     58,432         58,464          58,457          58,470

- ----------
(1) Includes income from investment land sales, net, interest and other income, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

(2) See calculations for the amounts presented in the reconciliation following this table.

      The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                                      FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                      --------------------------       -------------------------
(units in thousands)                                   2004               2003           2004              2003
- ----------------------------                          ------             -------       -------            -------
Basic weighted average units:                         58,376             58,460         58,371            58,468
Add: Restricted units and unit options                    56                  4             86                 2
                                                      ------             ------         ------            ------
Diluted weighted average units                        58,432             58,464         58,457            58,470
                                                      ======             ======         ======            ======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes in the Operating Partnership's market risk occurred from December 31, 2003 through September 30, 2004. Information regarding the Operating Partnership's market risk at December 31, 2003 is contained in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. The Operating Partnership and Crescent Finance Company maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Operating Partnership's and Crescent Finance Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Operating Partnership's and Crescent Finance Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that the Operating Partnership and Crescent Finance Company present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Operating Partnership's and Crescent Finance Company's disclosure controls and procedures as of the end of the period covered by this quarterly report.

INTERNAL CONTROL OVER FINANCIAL REPORTING. Internal control over financial reporting is a process designed by, or under the supervision of, the Operating Partnership's and Crescent Finance Company's Chief Executive Officer and Chief Financial Officer, as appropriate, and effected by the Operating Partnership's and Crescent Finance Company's employees, including management and the Company's Board of Trust Managers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that:

     o pertain to the maintenance of records that accurately and fairly reflect the transactions and dispositions of the Operating Partnership's and Crescent Finance Company's assets in reasonable detail;

     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Operating Partnership's and Crescent Finance Company's receipts and expenditures are made only in accordance with the authorization procedures the Operating Partnership and Crescent Finance Company have established; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of any of the Operating Partnership's and Crescent Finance Company's assets in circumstances that could have a material adverse effect on the Operating Partnership's and Crescent Finance Company's financial statements.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. Management, including the
Chief Executive Officer and Chief Financial Officer, do not expect that the Operating Partnership's and Crescent Finance Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating the Operating Partnership's and Crescent Finance Company's control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect the Operating Partnership's and Crescent Finance Company's operation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the Operating Partnership's and Crescent Finance Company's design will succeed in achieving its stated goals under all potential future conditions. Over time, the Operating Partnership's and Crescent Finance Company's current controls may become inadequate because of changes in conditions that cannot be anticipated at the present time, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE EVALUATION OF THE OPERATING PARTNERSHIP'S AND CRESCENT FINANCE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES. As of September 30, 2004, the Operating Partnership and Crescent Finance Company carried out an evaluation of the effectiveness of the design and operation of the Operating Partnership's and Crescent Finance Company's disclosure controls and procedures. This evaluation of the Operating Partnership's and Crescent Finance Company's disclosure controls and procedures included a review of procedures and the Operating Partnership's and Crescent Finance Company's internal audit, as well as discussions with the Company's Disclosure Committee, and others in the organization, as appropriate. In the course of the evaluation, the Operating Partnership and Crescent Finance Company sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of these various evaluation activities are to monitor the Operating Partnership's and Crescent Finance Company's disclosure controls and procedures and to make modifications as necessary. The Operating Partnership's and Crescent Finance Company's intent in this regard is that the disclosure controls and procedures will be maintained as systems that change (including with improvements and corrections) as conditions warrant. Among other matters, the Operating Partnership and Crescent Finance Company sought in this evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Operating Partnership's and Crescent Finance Company's internal control over financial reporting, or whether the Operating Partnership and Crescent Finance Company have identified any acts of fraud involving personnel who have a significant role in the Operating Partnership's and Crescent Finance Company's internal control over financial reporting. The Operating Partnership and Crescent Finance Company also sought to deal with other control matters in the evaluation, and in any case in which a problem was identified, management considered what revision, improvement and/or correction was necessary to be made in accordance with the Operating Partnership's and Crescent Finance Company's on-going procedures.

PERIODIC EVALUATION AND CONCLUSION OF DISCLOSURE CONTROLS AND PROCEDURES. As of September 30, 2004, the Operating Partnership and Crescent Finance Company carried out an evaluation, under the supervision and with the participation of the Operating Partnership's and Crescent Finance Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's and Crescent Finance Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of September 30, 2004.

SCOPE OF THE EVALUATION OF THE OPERATING PARTNERSHIP'S AND CRESCENT FINANCE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING. As with the Operating Partnership's and Crescent Finance Company's evaluation of its disclosure controls and procedures, the evaluation by the Company's Chief Executive Officer and Chief Financial Officer of the Operating Partnership's and Crescent Finance Company's internal control over financial reporting included a review, in conjunction with the Operating Partnership's and Crescent Finance Company's internal auditors and others in the Operating Partnership's and Crescent Finance Company's organization, of the Operating Partnership's and Crescent Finance Company's procedures relating to the reliability of the Operating Partnership's and Crescent Finance Company's financial reporting and preparation of the Operating Partnership's and Crescent Finance Company's financial statements in accordance with generally accepted accounting principles ("GAAP"). Among other matters, the Operating Partnership and Crescent Finance Company sought in the evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the internal control over financial reporting, or whether the Operating Partnership and Crescent Finance Company had identified any acts of fraud involving personnel who have a significant role in the Operating Partnership's and Crescent Finance Company's internal control over financial reporting. This information is important both for the evaluation generally and because the Section 302 certifications require that the Operating Partnership's and Crescent Finance Company's Chief Executive Officer and Chief Financial Officer disclose that information to the Audit Committee of the Board of Trust Managers of the Company and the Operating Partnership's and Crescent Finance Company's independent auditors and also require the Operating Partnership and Crescent Finance Company to report on related matters in this section of the report on Form 10-Q. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the Operating Partnership's and Crescent Finance Company's ability to record, process, summarize and report financial data reliably, in accordance with GAAP, in the Operating Partnership's and Crescent Finance Company's external financial statements. A "material weakness" is defined in the auditing literature as a significant deficiency where the internal control does not reduce to a relatively low risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and would not be detected within a timely period by employees in the normal course of performing their assigned functions. In addition to evaluating the Operating Partnership's and Crescent Finance Company's internal control over financial reporting, the Operating Partnership and Crescent Finance Company have devoted significant resources to documenting its internal control design and to testing the effectiveness of the internal control processes. In connection with this documentation and testing, the Operating Partnership and Crescent Finance Company have made changes to improve the effectiveness of the internal controls over financial reporting, including changes in the underlying controls and the documentation of existing controls.

     Management identified and reported to the Audit Committee of the Company's Board of Trust Managers certain deficiencies in the operations of internal controls at entities in which the Operating Partnership and Crescent Finance Company invests but which are managed by third parties, such as Crescent Resort Development, Inc. ("CRDI") and Ventana Inn & Spa. Management identified deficiencies at CRDI and Ventana Inn & Spa in the course of performing documentation and testing phases of the internal controls of these entities. These deficiencies included the lack of segregation of management and accounting responsibilities, lack of timely reconciliations and deficiencies in the design and operation of general computer controls and, in a number of cases, incomplete account analysis. Management does not believe that these deficiencies had an impact on the accuracy of the Operating Partnership's and Crescent Finance Company's financial statements. The Operating Partnership and Crescent Finance Company and the management of CRDI and Ventana Inn & Spa are working together to correct these identified deficiencies through alternatives such as hiring additional accounting staff to mitigate the lack of segregation and enhance the account reconciliation and account analysis process.

The Operating Partnership and Crescent Finance Company are continuing their evaluation, documentation and testing of the Operating Partnership's and Crescent Finance Company's internal control over financial reporting so that management will be able to report on, and the Operating Partnership's and Crescent Finance Company's independent auditors will be able to attest to, the Operating Partnership's and Crescent Finance Company's internal control over financial reporting as of December 31, 2004, as required by applicable laws and regulations, and the Operating Partnership and Crescent Finance Company will continue to remediate the internal controls to the extent that the Operating Partnership's and Crescent Finance Company's testing reveals inadequacies in the controls. Management believes that the Operating Partnership and Crescent Finance Company have adequate internal control over financial reporting but cannot be certain that the identified deficiencies at CRDI or Ventana Inn & Spa will not result in a management assessment that there is a material weakness in the internal controls over financial reporting for these entities at the end of the year or, since there is no precedent available by which the Operating Partnership and Crescent Finance Company can measure the adequacy of the control system in advance, that the Operating Partnership and Crescent Finance Company or the Operating Partnership's and Crescent Finance Company's independent auditors will be able to complete all the required testing of controls to attest to the Operating Partnership's and Crescent Finance Company's assessment of these controls on a timely basis.

required testing of controls to attest to the Operating Partnership's and Crescent Finance Company's assessment of these controls on a timely basis since there is no precedent available by which the Operating Partnership and Crescent Finance Company can measure the adequacy of its control system in advance.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the period ended September 30, 2004, there was no change in the Operating Partnership's and Crescent Finance Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Operating Partnership's and Crescent Finance Company's internal control over financial reporting.

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

                          CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                        (Registrant)
                           By: Crescent Real Estate Equities, Ltd.
                                 Its General Partner

                           By  /s/  John C. Goff
                               ---------------------------------------------
                                    John C. Goff
Date: November 8, 2004              Sole Director and Chief Executive Officer

                           By  /s/  Jerry R. Crenshaw, Jr.
                               ---------------------------------------------
                                    Jerry R. Crenshaw, Jr.
                                    Executive Vice President and Chief Financial
                                     Officer
Date: November 8, 2004              (Principal Financial and Accounting Officer)



                               CRESCENT FINANCE COMPANY
                                     (Registrant)


                           By  /s/  John C. Goff
                               ---------------------------------------------
                                    John C. Goff
Date: November 8, 2004              Sole Director and Chief Executive Officer

                           By  /s/  Jerry R. Crenshaw, Jr.
                               ---------------------------------------------
                                    Jerry R. Crenshaw, Jr.
                                    Executive Vice President and Chief
                                       Financial Officer
Date: November 8, 2004              (Principal Financial and Accounting Officer)

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