Form 10-Q
period 2005-03-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP; CRESCENT FINANCE CO
filed 2005-05-09
CIK 1010958, 1174272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2005
COMMISSION FILE NO. 333-42293

333-89194-01

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
CRESCENT FINANCE COMPANY *

(Exact name of registrant as specified in its charter)

DELAWARE	75-2531304
DELAWARE	42-1536518

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

777 Main Street, Suite 2100, Fort Worth, Texas 76102

(Address of principal executive offices)(Zip code)

Registrant’s telephone number, including area code (817) 321-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

YES ☑ NO ☐

* Crescent Finance Company meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
FORM 10-Q

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except unit data)
(unaudited)

	March 31,	December 31,
	2005	2004
ASSETS:
Investments in real estate:
Land	$187,881	$209,392
Land improvements, net of accumulated depreciation of $25,124 and $23,592	67,849	69,086
at March 31, 2005 and December 31, 2004, respectively
Building and improvements, net of accumulated depreciation of $414,984 and	1,747,974	1,835,662
$416,530 at March 31, 2005 and December 31, 2004, respectively
Furniture, fixtures and equipment, net of accumulated depreciation of	25,616	43,465
$28,023 and $40,562 at March 31, 2005 and December 31, 2004, respectively
Land held for investment or development	533,991	501,379
Properties held for disposition, net	49,108	81,741

Net investment in real estate	$2,612,419	$2,740,725

Cash and cash equivalents	$67,610	$84,460
Restricted cash and cash equivalents	44,661	93,739
Defeasance investments	289,305	175,853
Accounts receivable, net	49,738	60,013
Deferred rent receivable	62,613	58,271
Investments in unconsolidated companies	366,652	362,643
Notes receivable, net	132,373	102,173
Income tax asset-current and deferred, net	15,062	13,839
Other assets, net	316,185	334,412

Total assets	$3,956,618	$4,026,128

LIABILITIES:
Borrowings under Credit Facility	$202,000	$142,500
Notes payable	1,990,475	2,009,755
Accounts payable, accrued expenses and other liabilities	348,528	410,175

Total liabilities	$2,541,003	$2,562,430

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:	$47,906	$49,339

PARTNERS’ CAPITAL:
Series A Convertible Cumulative Preferred Units, liquidation preference $25.00 per unit, 14,200,000 units issued and outstanding at March 31, 2005 and December 31, 2004	$319,166	$319,166
Series B Cumulative Preferred Units, liquidation preference of $25.00 per unit, 3,400,000 units issued and outstanding at March 31, 2005 and December 31, 2004	81,923	81,923
Units of Partnership Interest, 60,350,715 and 60,245,218 issued and outstanding at March 31, 2005 and December 31, 2004, respectively:
General partner – outstanding 603,507 and 602,452	9,920	10,417
Limited partners – outstanding 59,747,208 and 59,642,766	954,620	1,003,875
Accumulated other comprehensive income (loss)	2,080	(1,022)

Total partners’ capital	$1,367,709	$1,414,359

Total liabilities and partners’ capital	$3,956,618	$4,026,128

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except unit data)
(unaudited)

	For the three months
	ended March 31,
	2005	2004
REVENUE:
Office Property	$91,941	$122,096
Resort/Hotel Property	33,188	50,003
Residential Development Property	54,476	47,688

Total Property revenue	$179,605	$219,787

EXPENSE:
Office Property real estate taxes	$10,797	$17,060
Office Property operating expenses	36,390	41,664
Resort/Hotel Property expense	26,247	40,070
Residential Development Property expense	48,837	40,562

Total Property expense	$122,271	$139,356

Income from Property Operations	$57,334	$80,431

OTHER INCOME (EXPENSE):
Income from investment land sales	$3,461	$—
Gain on joint venture of properties, net	532	—
Interest and other income	5,304	2,743
Corporate general and administrative	(10,328)	(6,917)
Interest expense	(33,279)	(45,008)
Amortization of deferred financing costs	(1,929)	(3,714)
Extinguishment of debt	(1,427)	(1,939)
Depreciation and amortization	(34,695)	(39,253)
Other expenses	(668)	(55)
Equity in net income (loss) of unconsolidated companies:
Office Properties	3,331	1,367
Resort/Hotel Properties	1,406	(231)
Residential Development Properties	121	87
Temperature-Controlled Logistics Properties	(1,132)	(901)
Other	6,190	(67)

Total Other Income (Expense)	$(63,113)	$(93,888)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$(5,779)	$(13,457)
Minority interests	(269)	84
Income tax benefit	1,008	1,277

LOSS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$(5,040)	$(12,096)
Income from discontinued operations	1,759	2,165
Impairment charges related to real estate assets from discontinued operations	—	(2,351)
Gain (loss) on real estate from discontinued operations	1,768	(55)
Cumulative effect of a change in accounting principle	—	(428)

NET LOSS	$(1,513)	$(12,765)

Series A Preferred Unit distributions	(5,990)	(5,751)
Series B Preferred Unit distributions	(2,019)	(2,019)

NET LOSS AVAILABLE TO PARTNERS – BASIC	$(9,522)	$(20,535)

BASIC EARNINGS PER UNIT DATA:
Loss available to partners before discontinued operations and cumulative effect of a change in accounting principle	$(0.22)	$(0.34)
Income from discontinued operations	0.03	0.04
Impairment charges related to real estate assets from discontinued operations	—	(0.04)
Gain on real estate from discontinued operations	0.03	—
Cumulative effect of a change in accounting principle	—	(0.01)

Net loss available to partners – basic	$(0.16)	$(0.35)

DILUTED EARNINGS PER UNIT DATA:
Loss available to partners before discontinued operations and cumulative effect of a change in accounting principle	$(0.22)	$(0.34)
Income from discontinued operations	0.03	0.04
Impairment charges related to real estate assets from discontinued operations	—	(0.04)
Gain on real estate from discontinued operations	0.03	—
Cumulative effect of a change in accounting principle	—	(0.01)

Net loss available to partners – diluted	$(0.16)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(dollars in thousands)
(unaudited)

	Preferred	General	Limited	Accumulated
	Partners’	Partners’	Partners’	Comprehensive	Partners’
	Capital	Capital	Capital	Income	Capital
PARTNERS’ CAPITAL, December 31, 2004	$401,089	$10,417	$1,003,875	$(1,022)	$1,414,359

Contributions	—	30	2,985	—	3,015

Distributions	—	(446)	(44,125)	—	(44,571)

Amortization of Deferred Compensation on Restricted Units	—	11	1,052	—	1,063

Amortization of Deferred Compensation on Restricted Shares	—	3	260	—	263

Net Loss Available to Partners	—	(95)	(9,427)	—	(9,522)

Change in Unrealized Net Gain on Marketable Securities	—	—	—	(160)	(160)

Change in Unrealized Net Gain on Cash Flow Hedges	—	—	—	3,262	3,262

PARTNERS’ CAPITAL, March 31, 2005	$401,089	$9,920	$954,620	$2,080	$1,367,709

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,513)	$(12,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,624	42,967
Extinguishment of debt	1,427	1,939
Residential Development cost of sales	22,923	17,169
Residential Development capital expenditures	(59,483)	(24,139)
Impairment charges related to real estate assets from discontinued operations	—	2,351
(Gain) loss on real estate from discontinued operations	(1,768)	55
Discontinued operations – depreciation	—	2,240
Income from investment in land sales, net	(3,461)	—
Gain on joint venture of properties, net	(532)	—
Minority interests	270	(84)
Cumulative effect of a change in accounting principle	—	428
Non-cash compensation	1,313	265
Equity in (earnings) loss from unconsolidated companies:
Office Properties	(3,331)	(1,367)
Ownership portion of Office Properties Management Fee	1,763	425
Resort/Hotel Properties	(1,406)	231
Residential Development Properties	(121)	(87)
Temperature-Controlled Logistics Properties	1,132	901
Other	(6,190)	67
Distributions received from unconsolidated companies:
Office Properties	1,074	758
Residential Development Properties	130	—
Other	6,368	284
Change in assets and liabilities, net of consolidations, acquisitions and dispositions:
Restricted cash and cash equivalents	32,927	47,977
Accounts receivable	5,562	(5,772)
Deferred rent receivable	(4,389)	(3,897)
Income tax asset — current and deferred, net	(1,223)	(12,087)
Other assets	(1,766)	(7,561)
Accounts payable, accrued expenses and other liabilities	(38,972)	(50,703)

Net cash used in operating activities	$(12,642)	$(405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from property sales	$40,429	$30,659
Proceeds from joint venture partner	119,563	—
Acquisition of investment properties	(56,917)	(146,100)
Development of investment properties	(438)	(1,201)
Property improvements – Office Properties	(2,764)	(1,852)
Property improvements – Resort/Hotel Properties	(2,514)	(8,454)
Tenant improvement and leasing costs – Office Properties	(12,667)	(24,192)
Residential Development Properties Investments	(3,996)	(5,804)
(Increase) decrease in restricted cash and cash equivalents	(3,561)	101,371
Purchases of defeasance investments	(115,710)	(169,935)
Proceeds from defeasance investment maturities	3,262	2,003
Return of investment in unconsolidated companies:
Office Properties	376	340
Resort/Hotel Properties	—	612
Temperature-Controlled Logistics Properties	—	90,000
Other	11,917	39
Investment in unconsolidated companies:
Office Properties	(698)	(12)
Residential Development Properties	—	(621)
Temperature-Controlled Logistics Properties	—	(2,403)
Other	(1,779)	—
Increase in notes receivable	(30,200)	(152)

Net cash used in investing activities	$(55,697)	$(135,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(3,362)	$(4,343)
Borrowings under Credit Facility	353,300	141,500
Payments under Credit Facility	(293,800)	(211,500)
Notes payable proceeds	40,800	280,035
Notes payable payments	(40,601)	(108,540)
Residential Development Properties notes payable borrowings	62,617	15,939
Residential Development Properties notes payable payments	(11,480)	(7,429)
Amortization of debt premiums	(616)	(418)
Capital distributions – joint venture partners	(3,150)	(2,562)
Capital contributions – joint venture partners	362	508
Capital contributions to the Operating Partnership	(64)	206
Issuance of preferred unit – Series A	—	71,006
Series A Preferred Unit distributions	(5,990)	(5,991)
Series B Preferred Unit distributions	(2,019)	(2,019)
Distributions from the Operating Partnership	(44,508)	(43,893)

Net cash provided by financing activities	$51,489	$122,499

DECREASE IN CASH AND CASH EQUIVALENTS	$(16,850)	$(13,608)
CASH AND CASH EQUIVALENTS, Beginning of period	84,460	74,885

CASH AND CASH EQUIVALENTS, End of period	$67,610	$61,277

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     References to “we,” “us,” “our” and “the Operating Partnership” refer to Crescent Real Estate Equities Limited Partnership, and, unless the context otherwise requires, our direct and indirect subsidiaries; “Crescent” refers to Crescent Real Estate Equities Company and its subsidiaries, including the Operating Partnership; and “the General Partner” refers to Crescent Real Estate Equities, Ltd., our sole general partner.

     We were formed under the terms of a limited partnership agreement dated February 9, 1994. We are controlled by Crescent through Crescent’s ownership of all of the outstanding stock of our General Partner, which owns a 1% general partner interest in us. In addition, Crescent owns an approximately 82% limited partner interest in us, with the remaining approximately 17% limited partner interest held by other limited partners.

     All of our limited partners, other than Crescent, own, in addition to limited partner interests, units. Each unit generally entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of Crescent or, at Crescent’s option, an equivalent amount of cash. For purposes of this report, the term “unit” or “unit of partnership interest” refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of March 31, 2005, Crescent’s approximately 82% limited partner interest has been treated as equivalent, for purposes of this report, to 49,313,319 units and the remaining approximately 17% limited partner interest has been treated as equivalent, for purposes of this report, to 10,433,889 units. In addition, Crescent’s 1% general partner interest has been treated as equivalent, for purposes of this report, to 603,507 units.

     Crescent owns its assets and carries on its operations and other activities through us and our subsidiaries. Our limited partnership agreement acknowledges that all of Crescent’s operating expenses are incurred for our benefit and provides that we will reimburse Crescent for all such expenses.

     Crescent Finance Company, a Delaware corporation wholly-owned by us, was organized in March 2002 for the sole purpose of acting as co-issuer with us of $375.0 million aggregate principal amount of 9.25% senior notes due 2009. Crescent Finance Company does not conduct operations of its own.

     The following table shows our consolidated subsidiaries that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of March 31, 2005.

Operating Partnership	Wholly-owned assets – The Avallon IV, Datran Center (two office properties), Dupont Centre, The Aberdeen, The Avallon I, II & III, Carter Burgess Plaza, The Citadel, Regency Plaza One, Waterside Commons and 125 E. John Carpenter Freeway. These properties are included in our Office Segment.

Non wholly-owned assets, consolidated – 301 Congress Avenue (50% interest) is included in our Office Segment. Sonoma Mission Inn (80.1% interest) is included in our Resort/Hotel Segment.

Non wholly-owned assets, unconsolidated – Bank One Center (50% interest), Bank One Tower (20% interest), Three Westlake Park (20% interest), Four Westlake Park (20% interest), Miami Center (40% interest), 5 Houston Center (25% interest), BriarLake Plaza (30% interest), Five Post Oak Park (30% interest), Houston Center (23.85% interest in three office properties and the Houston Center Shops), The Crescent Atrium (23.85% interest), The Crescent Office Towers (23.85% interest), Trammell Crow Center(1) (23.85% interest), Post Oak Central (23.85% interest in three Office Properties), Fountain Place (23.85% interest) and Fulbright Tower (23.85% interest). These properties are included in our Office Segment. AmeriCold Realty Trust (31.7% interest in 86 properties), included in our Temperature-Controlled Logistics Segment. Canyon Ranch Tucson and Canyon Ranch Lenox (48% interest), included in our Resort/Hotel Segment.

Hughes Center Entities(2)	Wholly-owned assets – Hughes Center Properties (seven office properties each in a separate limited liability company). These properties are included in our Office Segment.

Non wholly-owned assets, consolidated – 3770 Hughes Parkway (67% interest), included in our Office Segment.

Crescent Real Estate Funding III, IV and V, L.P. (“Funding III, IV and V”)(3)	Wholly-owned assets – Greenway Plaza Office Properties (ten Office Properties). These properties are included in our Office Segment. Renaissance Houston Hotel is included in our Resort/Hotel Segment.

Crescent Real Estate Funding VIII, L.P. (“Funding VIII”)	Wholly-owned assets – The Addison, Austin Centre, The Avallon V, Chancellor Park, Exchange Building, 816 Congress, Greenway I & IA (two office properties), Greenway II, Johns Manville Plaza, One Live Oak, Palisades Central I, Palisades Central II, Stemmons Place, 3333 Lee Parkway, 44 Cook and 55 Madison. These properties are included in our Office Segment. The Omni Austin Hotel and Ventana Inn & Spa, included in our Resort/Hotel Segment.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crescent Real Estate Funding XII, L.P. (“Funding XII”)	Wholly-owned assets – Barton Oaks Plaza, Briargate Office and Research Center, MacArthur Center I & II, Stanford Corporate Center, and Two Renaissance Square. These properties are included in our Office Segment. The Park Hyatt Beaver Creek Resort & Spa is included in our Resort/Hotel Segment.

Crescent 707 17th Street, L.L.C	Wholly-owned assets – 707 17th Street, included in our Office Segment, and the Denver Marriott City Center, included in our Resort/Hotel Segment.

Crescent Peakview Tower, LLC	Wholly-owned asset – Peakview Tower, included in our Office Segment.

Crescent Alhambra, L.L.C.	Wholly-owned asset – Alhambra Plaza (two Office Properties), included in our Office Segment.

Crescent Spectrum Center, L.P. (through Funding VIII)	Non wholly-owned asset, consolidated – Spectrum Center (approximately 100% interest), included in our Office Segment.

Crescent Colonnade, L.L.C.	Wholly-owned asset – The BAC-Colonnade Building, included in our Office Segment.

Mira Vista Development Corp. (“MVDC”)	Non wholly-owned asset, consolidated – Mira Vista (98% interest), included in our Residential Development Segment.

Houston Area Development Corp. (“HADC”)	Non wholly-owned assets, consolidated – Falcon Point (98% interest) and Spring Lakes (98% interest). These properties are included in our Residential Development Segment.

Desert Mountain Development Corporation (“DMDC”)	Non wholly-owned assets, consolidated – Desert Mountain (93% interest), included in our Residential Development Segment.

Crescent Resort Development Inc. (“CRDI”)	Non wholly-owned assets, consolidated – Brownstones (64% interest), Creekside at Riverfront (64% interest), Delgany (64% interest), Eagle Ranch (60% interest), Gray’s Crossing (71% interest), Horizon Pass (64% interest), Hummingbird (64% interest), Main Street Station (30% interest), Northstar (57% interest), Old Greenwood (71% interest), Riverbend (60% interest), Village Walk (64% interest), Tahoe Mountain Club (71% Interest). These properties are included in our Residential Development Segment. Non wholly-owned assets, unconsolidated – Blue River Land Company, L.L.C. – Three Peaks (30% interest) and EW Deer Valley, L.L.C. (41.7% interest), included in our Residential Development Segment.

(1)	We own 23.85% of the economic interest in Trammell Crow Center through our ownership of a 23.85% interest in the joint venture that holds fee simple title to the Office Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and the building.

(2)	In addition, we own nine retail parcels located in Hughes Center.

(3)	Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

     See Note 8, “Investments in Unconsolidated Companies,” for a table that lists our ownership in significant unconsolidated joint ventures and investments as of March 31, 2005.

     See Note 9, “Notes Payable and Borrowings Under Credit Facility,” for a list of certain other subsidiaries, all of which are consolidated in Crescent’s financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments

     Our assets and operations consisted of four investment segments at March 31, 2005, as follows:

•	Office Segment;

•	Resort/Hotel Segment;

•	Residential Development Segment; and

•	Temperature-Controlled Logistics Segment.

     Within these segments, we owned in whole or in part the following operating real estate assets, which we refer to as the Properties, as of March 31, 2005:

•	Office Segment consisted of 78 office properties, which we refer to as the Office Properties, located in 29 metropolitan submarkets in 8 states, with an aggregate of approximately 31.6 million net rentable square feet. Fifty-six of the Office Properties are wholly-owned and 22 are owned through joint ventures, two of which are consolidated and 20 of which are unconsolidated.

•	Resort/Hotel Segment consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and three upscale business-class hotel properties with a total of 1,376 rooms, which we refer to as the Resort/Hotel Properties. Five of the Resort/Hotel Properties are wholly-owned, one is owned through a joint venture that is consolidated and two are owned through a joint venture that is unconsolidated.

•	Residential Development Segment consisted of our ownership of common stock representing interests of 98% to 100% in four residential development corporations. These Residential Development Corporations, through partnership arrangements, owned in whole or in part 25 upscale residential development properties, which we refer to as the Residential Development Properties.

•	The Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT. As of March 31, 2005, AmeriCold operated 101 facilities, of which 85 were wholly-owned, one was partially-owned and fifteen were managed for outside owners. The 86 owned facilities, which we refer to as the Temperature-Controlled Logistics Properties, had an aggregate of approximately 437.5 million cubic feet (17.4 million square feet) of warehouse space. AmeriCold also owned two quarries and the related land.

     See Note 3, “Segment Reporting,” for a table showing selected financial information for each of these investment segments for the three months ended March 31, 2005 and 2004, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at March 31, 2005 and December 31, 2004.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

     The consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     You should read these consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2004.

     Certain amounts in prior period financial statements have been reclassified to conform to current period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards

     SFAS No. 123R. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R beginning January 1, 2006. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis. We are continuing to evaluate the impact of the adoption of SFAS No. 123R.

Significant Accounting Policies

     Stock-Based Compensation. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which requires that the fair value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the three months ended March 31, 2005, we and Crescent granted unit and stock options and we recognized compensation expense that was not significant to our results of operations. With respect to Crescent’s stock options and our unit options which were granted prior to 2003, we accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related Interpretations.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Had compensation cost been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, our net loss and loss per unit would have been reduced to the following pro forma amounts:

	For the three months
	ended March 31,
(in thousands, except per unit amounts)	2005	2004
Net loss available to partners, as reported	$(9,522)	$(20,535)
Add: stock-based and unit-based employee compensation expense included in reported net loss	1,364	350
Deduct: total stock-based and unit- based employee compensation expense determined under fair value based method for all awards	(1,695)	(974)

Pro forma net loss	$(9,853)	$(21,159)
Loss per unit:
Basic – as reported	$(.16)	$(.35)
Basic – pro forma	$(.17)	$(.36)
Diluted – as reported	$(.16)	$(.35)
Diluted – pro forma	$(.17)	$(.36)

     Earnings Per Share. SFAS No. 128, “Earnings Per Share,” or EPS, specifies the computation, presentation and disclosure requirements for earnings per share.

     Basic EPS is computed by dividing net income available to partners by the weighted average number of units outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue units were exercised or converted into units, where such exercise or conversion would result in a lower EPS amount. We present both basic and diluted earnings per unit.

     The following table presents a reconciliation for the three months ended March 31, 2005 and 2004, of basic and diluted earnings per unit from “Loss before discontinued operations and cumulative effect of a change in accounting principle” to “Net loss available to partners.” The table also includes weighted average units on a basic and diluted basis.

	For the three months ended March 31,
	2005			2004
		Wtd.			Wtd.
	Income	Avg.	Per Unit	Income	Avg.	Per Unit
(in thousands, except per unit amounts)	(Loss)	Units	Amount	(Loss)	Units	Amount
Basic/Diluted EPS -
Loss before discontinued operations and cumulative effect of a change in accounting principle	$(5,040)	58,520		$(12,096)	58,363
Series A Preferred Unit distributions	(5,990)			(5,751)
Series B Preferred Unit distributions	(2,019)			(2,019)

Income available to partners before discontinued operations and cumulative effect of a change in accounting principle	$(13,049)	58,520	$(0.22)	$(19,866)	58,363	$(0.34)

Income from discontinued operations	1,759		0.03	2,165		0.04
Impairment charges related to real estate assets from discontinued operations	—		—	(2,351)		(0.04)
Gain on real estate from discontinued operations	1,768		0.03	(55)		—
Cumulative effect of a change in accounting principle	—		—	(428)		(0.01)

Net loss available to partners	$(9,522)	58,520	$(0.16)	$(20,535)	58,363	$(0.35)

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Disclosure to Statements of Cash Flows

	For the three months ended
	March 31,
Supplemental disclosures of cash flow information:	2005	2004
(in thousands)
Interest paid on debt	$29,575	$36,946
Interest capitalized – Resort/Hotel	119	75
Interest capitalized – Residential Development	4,380	3,829
Additional interest paid in conjunction with cash flow hedges	975	3,816

Total interest paid	$35,049	$44,666

Cash paid for income taxes	$—	$9,950

Supplemental schedule of non cash activities:

Assumption of debt in conjunction with acquisitions of Office Properties and undeveloped land	$—	$102,307

3. SEGMENT REPORTING

     For purposes of segment reporting as defined in SFAS No. 131, we have four major investment segments based on property type: the Office Segment; the Resort/Hotel Segment; the Residential Development Segment; and the Temperature-Controlled Logistics Segment. Management utilizes this segment structure for making operating decisions and assessing performance.

     We use funds from operations, or FFO, as the measure of segment profit or loss. FFO, as used in this document, is based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, and means:

•	Net Income (Loss) – determined in accordance with GAAP;

•	excluding gains (losses) from sales of depreciable operating property;

•	excluding extraordinary items (as defined by GAAP);

•	plus depreciation and amortization of real estate assets; and

•	after adjustments for unconsolidated partnerships and joint ventures.

     We calculate FFO available to partners – diluted – NAREIT definition in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Partners. We calculate Adjusted FFO available to partners-diluted by exluding the effect of impairment charges related to real estate assets and the effect of extinguishment of debt expense related to real estate asset sales.

     NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We consider FFO available to partners – diluted – NAREIT definition and FFO appropriate measures of performance for an operating partnership of an equity REIT and for its investment segments. However, FFO available to partners – diluted – NAREIT definition and FFO should not be considered as alternatives to net income determined in accordance with GAAP as an indication of our operating performance.

     Our measures of FFO available to partners – diluted – NAREIT definition and FFO may not be comparable to similarly titled measures of operating partnerships of REITs if those REITs apply the definition of FFO in a different manner than we apply it.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Selected financial information related to each segment for the three months ended March 31, 2005 and 2004, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at March 31, 2005 and 2004, are presented in the following tables:

Selected Financial Information:

	For the three months ended March 31, 2005
				Temperature-
			Residential	Controlled
	Office	Resort/Hotel	Development	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$91,941	$33,188	$54,476	$—	$—	$179,605
Total Property expense	47,187	26,247	48,837	—	—	122,271

Income from Property Operations	$44,754	$6,941	$5,639	$—	$—	$57,334
Total other income (expense)	(21,371)	(2,610)	(3,699)	(1,131)	(34,302)	(63,113)
Minority interests and income taxes	(733)	1,292	2,127	—	(1,947)	739
Discontinued operations –income, gain on real estate and impairment charges related to real estate assets	2,079	1,366	—	—	82	3,527

Net income (loss)	$24,729	$6,989	$4,067	$(1,131)	$(36,167)	$(1,513)

Depreciation and amortization of real estate assets	$24,874	$3,645	$2,236	$—	$—	$30,755
Gain on property sales, net	(2,300)	—	—	—	(289)	(2,589)
Extinguishment of debt related to real estate asset sales	—	—	—	—	1,055	1,055
Adjustments for investment in unconsolidated companies	5,123	811	(1,396)	4,645	—	9,183
Series A Preferred unit distributions	—	—	—	—	(5,990)	(5,990)
Series B Preferred unit distributions	—	—	—	—	(2,019)	(2,019)

Adjustments to reconcile net income (loss) to funds from operations available to partners — diluted	$27,697	$4,456	$840	$4,645	$(7,243)	$30,395

Adjusted funds from operations available to common partners – diluted	$52,426	$11,445	$4,907	$3,514	$(43,410)	$28,882
Extinguishment of debt related to real estate asset sales	—	—	—	—	(1,055)	(1,055)

Funds from operations available to common partners–diluted – NAREIT definition	$52,426	$11,445	$4,907	$3,514	$(44,465)	$27,827

See footnotes to the following table.

Selected Financial Information:

	For the three months ended March 31, 2004
				Temperature-
			Residential	Controlled
	Office	Resort/Hotel	Development	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$122,096	$50,003	$47,688	$—	$—	$219,787
Total Property expense	58,724	40,070	40,562	—	—	139,356

Income from Property Operations	$63,372	$9,933	$7,126	$—	$—	$80,431

Total other income (expense)	(28,630)	(5,462)	(3,050)	(901)	(55,845)	(93,888)
Minority interests and income taxes	(432)	1,130	1,236	—	(573)	1,361
Discontinued operations –income, gain on real estate and impairment charges related to real estate assets	(1,032)	1,069	38	—	(316)	(241)

Cumulative effect of a change in accounting principle	—	—	—	—	(428)	(428)

Net income (loss)	$33,278	$6,670	$5,350	$(901)	$(57,162)	$(12,765)

Depreciation and amortization of real estate assets	$30,224	$6,360	$1,401	$—	$56	$38,041
(Gain) loss on property sales, net	(289)	—	—	—	345	56
Impairment charges related to real estate assets	2,351	—	—	—	—	2,351
Adjustments for investment in unconsolidated companies	2,408	—	(577)	5,795	—	7,626
Series A Preferred unit distributions	—	—	—	—	(5,751)	(5,751)
Series B Preferred unit distributions	—	—	—	—	(2,019)	(2,019)

Adjustments to reconcile net income (loss) to funds from operations available to partners	$34,694	$6,360	$824	$5,795	$(7,369)	$40,304

Adjusted funds from operations available to partners — diluted	$67,972	$13,030	$6,174	$4,894	$(64,531)	$27,539
Impairment charges related to real estate assets	(2,351)	—	—	—	—	(2,351)

Funds from operations available to partners – diluted – NAREIT definition	$65,621	$13,030	$6,174	$4,894	$(64,531)	$25,188

See footnotes to the following table.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Temperature-
		Resort/	Residential	Controlled	Corporate
	Office	Hotel	Development	Logistics	and
(in millions)	Segment	Segment	Segment	Segment	Other		Total
Total Assets by Segment: (3)
Balance at March 31, 2005(4)	$2,018	$343	$861	$181	$554	(5)	$3,957
Balance at December 31, 2004	2,142	469	820	181	414	(5)	4,026
Consolidated Property Level Financing:
Balance at March 31, 2005	(770)	(110)	(135)	—	(1,177	)(6)	(2,192)
Balance at December 31, 2004	(942)	(112)	(84)	—	(1,015	)(6)	(2,153)
Consolidated Other Liabilities:
Balance at March 31, 2005	(88)	(23)	(195)	(2)	(41)		(349)
Balance at December 31, 2004	(108)	(47)	(196)	(2)	(57)		(410)
Minority Interests:
Balance at March 31, 2005	(9)	(6)	(34)	—	1		(48)
Balance at December 31, 2004	(9)	(7)	(34)	—	1		(49)

(1)	The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately ($0.1) million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively.

(2)	For purposes of this Note, Corporate and Other includes the total of: income from investment land sales, net, interest and other income, corporate general and administrative expense, interest expense, amortization of deferred financing costs, extinguishment of debt, other expenses, and equity in net income of unconsolidated companies-other.

(3)	Total assets by segment are inclusive of investments in unconsolidated companies.

(4)	Non-income producing land held for investment or development of $65.3 million and $67.5 million at March 31, 2005 and December 31, 2004, respectively, by segment is as follows: Corporate $58.3 million and $60.5 million and Resort/Hotel $7.0 million for both periods.

(5)	Includes U.S. Treasury and government sponsored agency securities of $289.3 million and $175.9 million at March 31, 2005 and December 31, 2004, respectively.

(6)	Inclusive of Corporate bonds, credit facility, the $75 million Fleet Term Loan, the Rouse Company Notes, the $102.9 million Funding I defased debt at March 31, 2005, the $156.9 million and $157.5 million Funding II defeased debt for March 31, 2005 and December 31, 2004, respectively, and $7.6 million and $7.7 million of Canyon Ranch-Lenox defeased debt at March 31, 2005 and December 31, 2004, respectively.

4. ACQUISITIONS

Office Acquisition

     On February 7, 2005, we acquired the Exchange Building, a 295,525 square foot Class A Office Property located in Seattle, Washington. We acquired the Office Property for approximately $52.5 million, funded by a draw on our credit facility. This property is wholly-owned and is included in our Office Segment.

Other Real Estate Investments

     On February 7, 2005, we purchased a $34.5 million mezzanine loan in which we immediately sold a 50% participating interest for $17.25 million. The loan is secured by ownership interests in an entity that owns an office property in New York. The loan bears interest at LIBOR plus 775 basis points with an interest-only term until maturity in March 2007, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

     On March 31, 2005, we purchased a $32.9 million mezzanine loan for $33.2 million secured by the ownership interests in a resort in Florida. The loan bears interest at a fixed rate of 12% with an interest-only term until maturity in April 2008, subject to the right of the borrower to extend the loan pursuant to one four-year extension bearing either a floating or fixed interest rate at the borrower’s election. The floating rate would be LIBOR plus 600 basis points and the fixed rate would be determined at the beginning of the extension term at the rate of a similarly maturing U.S. Treasury security plus 600 basis points. During the extension, the borrower must make principal payments based on a 25-year amortization schedule.

5. DISCONTINUED OPERATIONS

     In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as “Income from discontinued operations” gain or loss on the assets sold or held for sale have been presented as “Gain (loss) on real estate from discontinued operations” and impairments on the assets sold or held for sale have been presented as “Impairment charges related to real estate assets from discontinued operations” in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004. The carrying value of the assets held for sale has been reflected as “Properties held for disposition, net” in the accompanying Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Sold

     On February 7, 2005, we completed the sale of the Albuquerque Plaza Office Property in Albuquerque, New Mexico. The sale generated proceeds, net of selling costs, of approximately $34.7 million and a gain of approximately $1.8 million. The proceeds from the sale were used primarily to pay down the Bank of America Fund XII Term Loan. This property was wholly-owned.

Assets Held for Sale

     The following Property was classified as held for sale as of March 31, 2005.

Property	Location
Denver Marriott City Center	Denver, Colorado

Summary of Assets Held for Sale

     The following table indicates the major classes of assets of the Properties held for sale.

(in thousands)	March 31, 2005(1)	December 31, 2004(2)
Land	$—	$101
Buildings and improvements	53,448	93,383
Furniture, fixtures and equipment	13,999	13,854
Accumulated depreciation	(18,385)	(27,714)
Other assets, net	46	2,117

Net investment in real estate	$49,108	$81,741

(1)	Includes one Resort/Hotel Property and other assets.

(2)	Includes one Office Property, one Resort/Hotel Property and other assets.

     The following tables present revenues, operating and other expenses, depreciation and amortization, gain on sale of properties and impairments of real estate for the three months ended March 31, 2005 and 2004, for properties included in discontinued operations.

	For the three months ended
	March 31,
(in thousands)	2005	2004
Total revenues	$7,210	$16,687
Operating and other expenses	(5,451)	(12,311)
Depreciation and amortization	—	(2,211)

Income from discontinued operations	$1,759	$2,165

	For the three months ended
	March 31,
(in thousands)	2005	2004
Impairment charges related to real estate assets	$—	$(2,351)

	For the three months ended
	March 31,
(in thousands)	2005	2004
Realized gain/(loss) on sale of properties	$1,768	$(55)

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER DISPOSITIONS

     On March 31, 2005, we completed the sale of approximately 1.58 acres of undeveloped investment land in Houston, Texas. The sale generated proceeds, net of selling costs, of approximately $5.8 million and a net gain of approximately $3.5 million included in the “Income from investment land sales” line item in the Consolidated Statements of Operations. The proceeds from the sale were used primarily to pay down the credit facility.

7. JOINT VENTURES

Canyon Ranch

     On January 18, 2005, we contributed the Canyon Ranch Tucson, our 50% interest and our preferred interest in CR Las Vegas, LLC and our 30% interest in CR License, L.L.C., CR License II, L.L.C., CR Orlando LLC and CR Miami LLC, to two newly formed entities, CR Spa, LLC and CR Operating, LLC. In exchange, we received a 48% common equity interest in each new entity. The remaining 52% interest in these entities is held by the founders of Canyon Ranch, who contributed their interests in CR Las Vegas, LLC, CR License II, L.L.C., CR Orlando LLC and CR Miami LLC and the resort management contracts. In addition, we sold the Canyon Ranch Lenox to a subsidiary of CR Operating, LLC. The founders of Canyon Ranch sold their interest in CR License, L.L.C. to a subsidiary of CR Operating, LLC. As a result of these transactions, the new entities own the following assets: Canyon Ranch Tucson, Canyon Ranch Lenox, Canyon Ranch SpaClub at the Venetian Resort in Las Vegas, Canyon Ranch SpaClub on the Queen Mary 2 ocean liner, Canyon Ranch Living Community in Miami, Florida, Canyon Ranch SpaClub at The Gaylord Palms Resort in Kissimmee, Florida, and the Canyon Ranch trade names and trademarks.

     In addition, the newly formed entities completed a private placement of Mandatorily Redeemable Convertible Preferred Membership Units for aggregate gross proceeds of approximately $110.0 million. In this private placement, Richard E. Rainwater, Chairman of Crescent’s Board of Trust Managers, and certain of his family members purchased approximately $27.1 million of these units on terms identical to those extended to all other investors. The units are convertible into a 25% common equity interest in CR Spa, LLC and CR Operating, LLC and pay distributions at the rate of 8.5% per year in years one through seven, and 11% in years eight through ten. The units are redeemable after seven years. At the end of ten years, or upon earlier redemption by us, the holders of the units are entitled to receive a premium in an amount sufficient to result in a cumulative return of 11% per year. Also on January 18, 2005, the new entities completed a $95.0 million financing with Bank of America. The loan has an interest-only term until maturity in February 2015, bears interest at 5.94% and is secured by the Canyon Ranch Tucson and Canyon Ranch Lenox Destination Resort Properties. As a result of these transactions, we received proceeds of approximately $91.9 million, which was used to pay down or defease debt related to our previous investment in the Properties and to pay down our credit facility. No gain or loss was recorded in connection with the above transactions. Following these transactions, we account for our interests in CR Spa, LLC and CR Operating, LLC under the equity method of accounting.

Fulbright Tower

     On February 24, 2005, we contributed Fulbright Tower, subject to the Morgan Stanley Mortgage Capital Inc. Note, and an adjacent parking garage, to a limited partnership in which we have a 23.85% interest, a fund advised by JPMorgan Asset Management, or JPM, has a 60% interest and GE Asset Management, or GE, has a 16.15% interest. The property was valued at $106.0 million and the transaction generated net proceeds to us of approximately $33.4 million which were used to pay down our credit facility. The joint venture was accounted for as a partial sale of the Office Property, resulting in a net gain of approximately $0.5 million. None of the mortgage financing at the joint venture level is guaranteed by us.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENTS IN UNCONSOLIDATED COMPANIES

     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of March 31, 2005.

		Our Ownership
		as of March 31,
Entity	Classification	2005
Main Street Funding Partners, L.P.	Office (Bank One Center-Dallas)	50.0	% (1)
Crescent Miami Center, LLC	Office (Miami Center – Miami)	40.0	% (2) (3)
Crescent POC Investors, L.P.	Office (Post Oak Central – Houston)	23.9	% (4) (3)
Crescent HC Investors, L.P.	Office (Houston Center – Houston)	23.9	% (4) (3)
Crescent TC Investors, L.P.	Office (The Crescent – Dallas)	23.9	% (4) (3)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage – Dallas)	23.9	% (5) (3)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor – Dallas)	23.9	% (5) (3)
Crescent Fountain Place, L.P.	Office (Fountain Place – Dallas)	23.9	% (5) (3)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak – Houston)	30.0	% (6) (3)
Crescent One BriarLake Plaza, L.P.	Office (BriarLake Plaza – Houston)	30.0	% (7) (3)
Crescent 5 Houston Center, L.P.	Office (5 Houston Center - Houston)	25.0	% (8) (3)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower - Houston)	23.9	% (4)(3)
Austin PT BK One Tower Office Limited Partnership	Office (Bank One Tower - Austin)	20.0	% (9) (3)
Houston PT Three Westlake Office Limited Partnership	Office (Three Westlake Park – Houston)	20.0	% (9) (3)
Houston PT Four Westlake Office Limited Partnership	Office (Four Westlake Park-Houston)	20.0	% (9) (3)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7	% (10)
CR Operating, LLC	Resort/Hotel	48.0	% (11)
CR Spa, LLC	Resort/Hotel	48.0	% (11)
Blue River Land Company, L.L.C.	Other	50.0	% (12)
EW Deer Valley, L.L.C.	Other	41.7	% (13)
SunTx Fulcrum Fund, L.P.	Other	23.5	% (14)
SunTx Capital Partners, L.P.	Other	14.5	% (15)
G2 Opportunity Fund, L.P. (G2)	Other	12.5	% (16)

(1)	The remaining 50% interest is owned by Trizec Properties, Inc.

(2)	The remaining 60% interest is owned by an affiliate of a fund managed by JPM.

(3)	We have negotiated performance based incentives that allows for additional equity to be earned if return targets are exceeded.

(4)	Of the remaining 76.1% interest, 60% is owned by a fund advised by JPM and 16.1% is owned by affiliates of GE. Each limited partnership is owned by Crescent Big Tex I, L.P.

(5)	The remaining 76.1% interest is owned by a fund advised by JPM. Each limited partnership is owned by Crescent Big Tex II, L.P.

(6)	The remaining 70% interest is owned by an affiliate of GE.

(7)	The remaining 70% interest is owned by affiliates of JPM.

(8)	The remaining 75% interest is owned by a pension fund advised by JPM.

(9)	The remaining 80% interest is owned by an affiliate of GE.

(10)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(11)	The remaining 52% interest is owned by the founders of Canyon Ranch. CR Spa, L.L.C. operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(12)	The remaining 50% interest is owned by parties unrelated to us. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(13)	The remaining 58.3% interest is owned by parties unrelated to us. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(14)	Of the remaining 76.5%, 37.1% is owned by SunTx Capital Partners, L.P. and the remaining 39.4% is owned by a group of individuals unrelated to us. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(15)	SunTx Capital Partners, L.P. is the general partner of the SunTx Fulcrum Fund, L.P. The remaining 85.5% interest is owned by parties unrelated to us.

(16)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of Crescent’s Board of Trust Managers, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of Crescent and our Sole Director and Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties. Our investment balance at March 31, 2005 was approximately $1.1 million. In February 2005, we received a cash distribution of approximately $17.9 million, bringing total distributions to $40.3 million on an initial investment of $24.2 million.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary Financial Information

     We report our share of income and losses based on our ownership interest in our respective equity investments, adjusted for any preference payments. The unconsolidated entities that are included under the headings on the following tables are summarized below.

     Balance Sheets as of March 31, 2005:

•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P. and Crescent 1301 McKinney, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC ; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

     Balance Sheets as of December 31, 2004:

•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes the AmeriCold Realty Trust; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

     Summary Statements of Operations for the three months ended March 31, 2005:

•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P. and Crescent 1301 McKinney, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

     Summary Statements of Operations for the three months ended March 31, 2004:

•	Office – This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes the Vornado Crescent Portland Partnership and Vornado Crescent Carthage and KC Quarry L.L.C.; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets:

	As of March 31, 2005
		Temperature-
		Controlled
(in thousands)	Office	Logistics	Resort/Hotel	Other	Total
Real estate, net	$1,956,104	$1,162,594	$102,882
Cash	55,636	32,218	61,021
Restricted Cash	45,711	69,914	954
Other assets	127,538	153,550	19,313

Total assets	$2,184,989	$1,418,276	$184,170

Notes payable	$1,252,688	$776,266	$95,000
Notes payable to us	—	7,776	—
Other liabilities	70,882	102,517	35,754
Preferred Membership Units	—	—	100,603
Equity	861,419	531,717	(47,187)

Total liabilities and equity	$2,184,989	$1,418,276	$184,170

Our share of unconsolidated debt	$342,609	$246,076	$45,600	$—	$634,285

Our investments in unconsolidated companies	$157,845	$172,848	$7,324	$28,635	$366,652

Balance Sheets:

	As of December 31, 2004
		Temperature-
		Controlled
(in thousands)	Office	Logistics	Other	Total
Real estate, net	$1,861,989	$1,177,190
Cash	60,188	21,694
Restricted Cash	30,613	76,114
Other assets	108,698	157,039

Total assets	$2,061,488	$1,432,037

Notes payable	$1,180,178	$801,042
Other liabilities	76,541	100,555
Equity	804,769	530,440

Total liabilities and equity	$2,061,488	$1,432,037

Our share of unconsolidated debt	$325,418	$253,931	$—	$579,349

Our investments in unconsolidated companies	$146,065	$172,609	$43,969	$362,643

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary Statements of Operations:

	For the three months ended March 31, 2005
		Temperature-
		Controlled
(in thousands)	Office	Logistics(1)	Resort/Hotel	Other	Total
Total revenues	$83,879	$181,225	$33,082
Expenses:
Operating expense	38,864	147,807	24,603
Interest expense	15,943	13,101	1,144
Depreciation and amortization	19,083	18,371	2,217
Taxes and other (income) expense	—	668	3,318

Total expenses	$73,890	$179,947	$31,282

Net income	$9,989	$1,278	$1,800

Our equity in net income (loss) of unconsolidated companies	$3,331	$(1,132)	$1,406	$6,311	$9,916

(1)	In connection with the dissolution of Vornado Crescent Portland Partnership, we agreed to pay Vornado Realty, L.P. an annual management fee of $4.5 million, payable only out of dividends or sale proceeds on the shares of AmeriCold that we own. Our share of equity in net income (loss) for Temperature-Controlled Logistics includes management fees payable to Vornado Realty, L.P. totaling $1.2 million for the three months ended March 31, 2005.

Summary Statements of Operations:

	For the three months ended March 31, 2004
		Temperature-
		Controlled
(in thousands)	Office	Logistics	Other	Total
Total revenues	$26,893	$30,433
Expenses:
Operating expense	11,247	6,072 (1)
Interest expense	6,305	12,512
Depreciation and amortization	5,551	14,610
Taxes and other (income) expense	—	(863)

Total expenses	$23,103	$32,331

Net income	$3,790	$(1,898)	$(52)

Our equity in net income (loss) of unconsolidated companies	$1,367	$(901)	$(211)	$255

(1)	Inclusive of the preferred return paid to Vornado Realty, L.P. (1% per annum of the total combined assets).

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unconsolidated Debt Analysis

     The following table shows, as of March 31, 2005, information about our share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities’ anticipated pay-off dates.

		Balance	Our Share of
		Outstanding at	Balance	Interest Rate at
	Our	March 31,	at March 31,	March 31,		Fixed/Variable
Description	Ownership	2005	2005	2005	Maturity Date	Secured/Unsecured
		(in thousands)
Temperature-Controlled Logistics Segment:
AmeriCold Realty Trust	31.70%
Goldman Sachs (1)		$480,048	$152,175	6.89%	5/11/2023	Fixed/Secured
Morgan Stanley (2)		248,957	78,919	5.76%	4/9/2009	Variable/Secured
Various Capital Leases		45,953	14,567	3.48% to 13.63%	6/1/2006 to 4/1/2017	Fixed/Secured
Vornado Realty, L.P.		1,258	399	2.86%	12/31/2010	Variable/Secured
Bank of New York		50	16	12.88%	5/1/2008	Fixed/Secured

		$776,266	$246,076

Office Segment:
Crescent HC Investors, L.P.	23.85%	269,705	64,325	5.03%	11/7/2011	Fixed/Secured
Crescent TC Investors, L.P.	23.85%	214,770	51,223	5.00%	11/1/2011	Fixed/Secured
Main Street Partners, L.P. (3) (4) (5)	50.00%	108,580	54,290	5.58%	12/1/2005	Variable/Secured
Crescent Fountain Place, L.P.	23.85%	105,932	25,265	4.95%	12/1/2011	Fixed/Secured
Crescent POC Investors, L.P.	23.85%	97,504	23,255	4.98%	12/1/2011	Fixed/Secured
Crescent 5 Houston Center, L.P.	25.00%	90,000	22,500	5.00%	10/1/2008	Fixed/Secured
Crescent Miami Center, LLC	40.00%	81,000	32,400	5.04%	9/25/2007	Fixed/Secured
Crescent 1301 McKinney, L.P. (6)(7)	23.85%	73,350	17,494	4.04%	1/9/2008	Variable/Secured
Crescent One BriarLake Plaza, L.P.	30.00%	50,000	15,000	5.40%	11/1/2010	Fixed/Secured
Houston PT Four Westlake Office Limited Partnership	20.00%	47,227	9,445	7.13%	8/1/2006	Fixed/Secured
Crescent Five Post Oak Park, L.P.	30.00%	44,888	13,466	4.82%	1/1/2008	Fixed/Secured
Austin PT BK One Tower Office Limited Partnership	20.00%	36,732	7,346	7.13%	8/1/2006	Fixed/Secured
Houston PT Three Westlake Office Limited Partnership	20.00%	33,000	6,600	5.61%	9/1/2007	Fixed/Secured

		$1,252,688	$342,609

Resort/Hotel Segment:
CR Resort, LLC	48.00%	$95,000	$45,600	5.94%	2/1/2015	Fixed/Secured

Total Unconsolidated Debt		$2,123,954	$634,285

Fixed Rate/Weighted Average				5.96%	9.9 years
Variable Rate/Weighted Average				5.49%	2.7 years

Total Weighted Average				5.84%	8.2 years

(1)	URS Real Estate, L.P. and AmeriCold Real Estate, L.P. expect to repay the notes on the Optional Prepayment Date of April 11, 2008.

(2)	The loan bears interest at LIBOR + 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. In connection with this loan, a subsidiary of AmeriCold Realty Trust entered into an interest-rate cap agreement with a maximum LIBOR of 6.50% on the entire amount of the loan.

(3)	Senior Note — Note A: $80.3 million at variable interest rate, LIBOR + 189 basis points, $4.7 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $23.6 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. In connection with this loan, we entered into interest-rate cap agreement with a maximum LIBOR of 4.52% on all notes. All notes amortized based on a 25-year schedule.

(4)	We and our JV partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of principal of the Main Street Partners, L.P. loan.

(5)	This loan has one one-year extension option.

(6)	This loan has two one-year extension options.

(7)	In December 2004, Crescent 1301 McKinney, L.P. entered into a LIBOR interest-rate cap agreement with a notional amount of $70.0 million, increasing to $73.4 million in February 2005, which limits the LIBOR interest rate exposure to 3.5% for the first year of the loan. Fulbright Tower Office Property was formerly known as 1301 McKinney.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY

The following is a summary of our debt financing at March 31, 2005:

Secured Debt

March 31, 2005
(in thousands)
AEGON Partnership Note due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V Properties (Greenway Plaza)	$253,163
Bank of America Fund XII Term Loan due January 2006, bears interest at LIBOR plus 225 basis points (at March 31, 2005, the interest rate was 4.94%) with a two-year interest-only term and a one-year extension option, secured by the Funding XII Properties	167,403
LaSalle Note II bears interest at 7.79% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in March 2006, secured and funded by defeasance investments	156,880
LaSalle Note I(1) due August 2007, bears interest at 7.83% with monthly principal and interest payments based on a 25-year amortization schedule, secured and funded by defeasance investments	102,890
Fleet Term Loan(2) due February 2007, bears interest at LIBOR plus 450 basis points (at March 31, 2005, the interest rate was 7.21%) with an interest-only term, secured by excess cash flow distributions from Funding III, IV and V	75,000
Cigna Note due June 2010, bears interest at 5.22% with an interest-only term, secured by the 707 17th Street Office Property and the Denver Marriott City Center	70,000
Morgan Stanley Mortgage Capital Inc. Note I due October 2011, bears interest at 5.06% with an interest-only term, secured by the Alhambra Office Property	50,000
Bank of America Note due May 2013, bears interest at 5.53% with an initial 2.5-year interest- only term (through November 2005), followed by monthly principal and interest payments based on a 30-year amortization schedule, secured by The Colonnade Office Property	38,000
Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran Center Office Property	36,655
Mass Mutual Note(3) due August 2006, bears interest at 7.75% with principal and interest payments based on a 25-year amortization schedule, secured by the 3800 Hughes Parkway Office Property	36,066
Metropolitan Life Note VII due May 2011, bears interest at 4.31% with monthly interest-only payments, secured by the Dupont Centre Office Property	35,500
Bank One Construction Loan(4) due in October 2006, bears interest at LIBOR plus 275 basis points (at March 31, 2005, the interest rate was 5.28%) secured by the Northstar Project at Lake Tahoe	34,570
Column Financial Note due April 2015, bears interest at 5.59% with an interest-only term, secured by the Peakview Tower Office Property	33,000
Northwestern Life Note due November 2008, bears interest at 4.94% with an interest-only term, secured by the 301 Congress Avenue Office Property	26,000
Allstate Note(3) due September 2010, bears interest at 6.65% with principal and interest payments based on a 25-year amortization schedule, secured by the 3993 Hughes Parkway Office Property	25,329
JP Morgan Chase Note II due September 2011, bears interest at 4.98% with an interest-only term, secured by the 3773 Hughes Parkway Office Property	24,755

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Debt — Continued

March 31, 2005
(in thousands)
Metropolitan Life Note VI(3) due October 2009, bears interest at 7.71% with principal and interest payments based on a 25-year amortization schedule, secured by the 3960 Hughes Parkway Office Property	$23,694
National Bank of Arizona Revolving Line of Credit(5) maturing in June 2006, bears interest at prime rate plus 0 to 100 basis points (at March 31, 2005, the interest rate was 5.75% to 6.75%) secured by certain DMDC assets	23,249
JP Morgan Chase Note I due September 2011, bears interest at 4.98% with an interest-only term, secured by the 3753 and 3763 Hughes Parkway Office Properties	14,350
Texas Capital Bank pre-construction loan due July 2006, bears interest at LIBOR plus 225 basis points (at March 31, 2005, the interest rate was 4.92%) with interest-only payments, secured by land underlying the development project and two adjacent parcels	10,500
Northwestern Life Note II(3) due July 2007, bears interest at 7.40% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the 3980 Hughes Parkway Office Property	10,024
FHI Finance Loan(6) bears interest at LIBOR plus 450 basis points (at March 31, 2005 the interest rate was 7.22%), with an initial interest-only term until the Net Operating Income Hurdle Date, followed by monthly principal and interest payments based on a 20-year amortization schedule through maturity in September 2009, secured by the Sonoma Mission Inn & Spa	10,000
Woodmen of the World Note due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through November 2006), followed by monthly principal and interest payments based on a 25-year amortization schedule, secured by the Avallon IV Office Property	8,500
Fleet National Bank Note(7) maturing November 2007, bears interest at LIBOR plus 200 basis points (at March 31, 2005, the interest rate was 4.72%) with an interest-only term, secured by the Jefferson Station Apartments	8,370
Wells Fargo Note due February 2008, bears interest at LIBOR plus 200 basis points (at March 31, 2005, the interest rate was 4.00%) with an interest-only term, secured by 3770 Hughes Parkway Office Property	7,800
Nomura Funding VI Note due July 2010, bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule, secured and funded by defeasance investments.	7,608
The Rouse Company Notes due December 2005, bear interest at prime rate plus 100 basis points (at March 31, 2005, the interest rate was 6.75%) with an interest-only term, secured by undeveloped land at Hughes Center	7,500
Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 2.9% to 9.27% at March 31, 2005, with maturities ranging between May 2005 and February 2009, secured by various CRDI and MVDC projects(8).	68,669

Unsecured Debt

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005
(in thousands)
2009 Notes(9) bear interest at a fixed rate of 9.25% with a seven-year interest-only term, due April 2009 with a call date of April 2006	$375,000
2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due September 2007	250,000
Credit Facility(10)(11) interest-only due December 2006, bears interest at LIBOR plus 200 basis points (at March 31, 2005, the interest rate was 4.77%)	202,000

Total Notes Payable	$2,192,475

(1)	In January 2005, we purchased a total of $115.7 million of U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for this loan. The cash flow from defeasance investments (principal and interest) matches the total debt service payment of this loan.

(2)	Effective March 2005, we received a modification to this loan agreement to conform certain definitions and financial covenants with the new $300 million credit facility. The covenant modifications include elimination of increase in debt service coverage ratio and fixed charge coverage ratio. The definition changes include calculation of Capitalization Value and elimination of the effect of defeased debt and related assets from the definition of Consolidated Total Assets and Consolidated Total Liabilities.

(3)	We assumed these loans in connection with the Hughes Center acquisitions. The following table lists the unamortized premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at March 31, 2005, the effective interest rate of the debt including the premium and the outstanding principal balance at maturity:

(dollars in thousands)
	Unamortized		Balance at
Loan	Premium	Effective Rate	Maturity
Mass Mutual Note	$1,910	3.47%	$32,692
Allstate Note	1,390	5.19%	20,882
Metropolitan Life Note VI	1,820	5.68%	19,295
Northwestern Life Note II	714	3.80%	8,689

Total	$5,834		$81,558

The premium was recorded as an increase in the carrying amount of the underlying debt and is being amortized using the effective interest rate method as a reduction of interest expense through maturity of the underlying debt.

(4)	The facility is a $105.8 million construction facility secured by the Northstar project at Lake Tahoe.

(5)	This facility is a $24.0 million line of credit secured by certain DMDC land and asset improvements (revolving credit facility) and notes receivable (warehouse facility). The line restricts the revolving credit facility to a maximum outstanding amount of $18.0 million and is subject to certain borrowing base limitations and bears interest at prime (at March 31, 2005, the interest rate was 5.75%). The warehouse facility bears interest at prime plus 100 basis points (at March 31, 2005, the interest rate was 6.75%) and is limited to $6.0 million. The blended rate at March 31, 2005, for the revolving credit facility and the warehouse facility was 6.00%.

(6)	Our joint venture partner, which owns a 19.9% interest in the Sonoma Mission Inn & Spa, had funded $10.0 million of renovations at the Sonoma Mission Inn & Spa through a mezzanine loan. The Net Operating Income Hurdle Date, as defined in the loan agreement, is the date as of which the Sonoma Mission Inn & Spa has achieved an aggregate Adjusted Net Operating Income, as defined in the loan agreement, of $12 million for a period of 12 consecutive calendar months.

(7)	This facility is a $41.0 million construction facility secured by the Jefferson Station Apartments in Dedham, Massachusetts and fully guaranteed by our partner.

(8)	Includes $4.2 million of fixed rate debt ranging from 2.9% to 9.27% and $64.5 million of variable rate debt ranging from 5.50% to 6.75%.

(9)	At our option, these notes can be called beginning in April 2006 for 104.6%, in April 2007 for 102.3% and beginning April 2008 and thereafter for par.

(10)	In February 2005, we entered into a new $300 million credit facility which replaces the previous facility. All outstanding amounts under the previous facility were repaid in full using cash on hand and proceeds from an initial borrowing under the new facility. Under the new facility, we are subject to certain limitations including the ability to: incur additional debt or sell assets, make certain investments and acquisitions and grant liens. We are also subject to financial covenants, which include debt service ratios, leverage ratios and, in the case of the Operating Partnership, a minimum tangible net worth limitation and a fixed charge coverage ratio and had a maximum borrowing capacity of $287.2 million at March 31, 2005.

(11)	The outstanding balance excludes letters of credit issued under the credit facility of $11.8 million.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table shows information about our consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or our anticipated payoff dates.

			Weighted
		Percentage	Average		Weighted
(in thousands)	Balance	of Debt (1)	Rate		Average Maturity
Fixed Rate Debt	$1,581,603	72%	7.56%		3.7 years
Variable Rate Debt	610,872	28	5.29		1.4 years

Total Debt	$2,192,475	100%	6.94	%(2)	3.0 years

(1)	Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $421.5 million of hedged variable-rate debt, are 91% and 9%, respectively.

(2)	Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.08%.

     Listed below are the aggregate principal payments by year required as of March 31, 2005, under our indebtedness. Scheduled principal installments and amounts due at maturity are included.

	Secured		Unsecured	Unsecured Debt
(in thousands)	Debt		Debt	Line of Credit	Total (1)
2005	$76,009		$—	$—	$76,009
2006	479,465	(2)	—	202,000	681,465
2007	202,709	(3)	250,000	—	452,709
2008	44,085		—	—	44,085
2009	271,955		375,000	—	646,955
Thereafter	291,252		—	—	291,252

	$1,365,475		$625,000	$202,000	$2,192,475

(1)	Based on contractual maturity and does not include extension options on Bank of America Fund XII Term Loan, Fleet National Bank Note or Wells Fargo Bank Loan.

(2)	Includes $155.2 million of defeased debt. Excluding defeased debt, secured debt with scheduled maturities in 2006 is $324.3 million.

(3)	Includes $100.0 million of defeased debt. Excluding defeased debt, secured debt with scheduled maturities in 2007 is $102.7 million.

     We are generally obligated by our debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt. In addition, a default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, 2007 Notes, 2009 Notes, the Bank of America Fund XII Term Loan and the Fleet Term Loan after the notice and cure periods for the other indebtedness have passed. As of March 31, 2005, no event of default had occurred, and we were in compliance with all covenants related to our outstanding debt. Our debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the three months ended March 31, 2005, there were no circumstances that required prepayment or increased collateral related to our existing debt.

     In addition to the subsidiaries listed in Note 1, “Organization and Basis of Presentation,” certain other of our subsidiaries were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate, are: Funding III Properties (CRE Management III Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); 707 17th Street (Crescent 707 17th Street, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L.P., CRE Management X, LLC); Funding XII Properties (CREF XII Parent GP, LLC, CREF XII Parent L.P., CREF XII Holding GP, LLC, CREF Holdings, L.P., CRE Management XII, LLC); Spectrum Center (Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC), The BAC-Colonnade (CEI Colonnade Holdings, LLC), The Alhambra (Crescent Alhambra, LLC); Crescent BT I Investors, L.P. (Crescent BT I Management, LLC, Crescent BT I GP, L.P.) and Crescent Finance Company.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defeasance of LaSalle Note I

     In January 2005, we released the remaining properties in Funding I that served as collateral for the LaSalle Note I, by purchasing an additional $115.7 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 3.20%. We placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of LaSalle Note I. The cash flow from these securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note I. This transaction was accounted for as an in-substance defeasance, therefore, the debt and the securities purchased remain on our Consolidated Balance Sheets.

10. INTEREST RATE SWAPS AND CAPS

     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of March 31, 2005, we had interest rate swaps and interest rate caps designated as cash flow hedges, which are accounted for in conformity with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

     The following table shows information regarding the fair value of our interest rate swaps and caps designated as cash flow hedge agreements, which is included in the “Other assets, net” line item in the Consolidated Balance Sheets, and additional interest expense and unrealized gains (losses) recorded in Accumulated other comprehensive income, or OCI, for the three months ended March 31, 2005.

						Additional	Change in
		Notional	Maturity	Reference	Fair Market	Interest	Unrealized Gains
Effective Date		Amount	Date	Rate	Value	Expense	(Losses) in OCI
(in thousands)
Interest rate swaps
2/15/03		$100,000	2/15/06	3.26%	$296	$173	$528
2/15/03		100,000	2/15/06	3.25%	298	172	527
9/02/03		200,000	9/01/06	3.72%	433	521	1,954
7/08/04	(1)	15,386	1/01/06	2.94%	92	—	71
1/15/05		6,100	10/15/06	4.83%	133	—	133

					$1,252	$866	$3,213
Interest rate caps
7/08/04	(1)	$12,206	1/01/06	4.00%	$3	$—	$28
1/7/05		7,800	2/01/08	6.00%	14	—	(6)

					$1,269	$866	$3,235

(1)	Cash flow hedge is at CRDI, a consolidated subsidiary.

     In addition, three of our unconsolidated companies have interest rate caps designated as cash flow hedges of which our portion of change in unrealized gains reflected in OCI was not significant for the three months ended March 31, 2005.

     We have designated our cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt. The interest rate swaps have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in OCI. The effective portion that has been deferred in OCI will be recognized in earnings as interest expense when the hedged items impact earnings. If an interest rate swap falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge in conformity with SFAS No. 133, as amended. Hedge ineffectiveness of $0.1 million on the designated hedges due to notional/principal mismatches between the hedges and the hedged debt was recognized in interest expense during the three months ended March 31, 2005.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. MARKETABLE SECURITIES

     The following tables present the cost, fair value and unrealized gains and losses as of March 31, 2005 and December 31, 2004, and the realized gains and change in OCI for the three months ended March 31, 2005 and 2004, for our marketable securities.

	As of March 31, 2005			As of December 31, 2004
(in thousands)		Fair	Unrealized		Fair	Unrealized
Type of Security	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Held to maturity(1)	$289,305	$285,398	$(3,907)	$175,853	$173,650	$(2,203)
Available for sale(2)	24,697	25,573	876	25,191	26,227	1,036

Total	$314,002	$310,971	$(3,031)	$201,044	199,877	(1,167)

	For the three months ended		For the three months ended
	March 31, 2005		March 31, 2004
(in thousands)	Realized	Change	Realized	Change
Type of Security	Gain/(Loss)	In OCI	Gain/(Loss)	In OCI
Held to maturity(1)	$—	$ N/A	$—	$ N/A
Available for sale(2)	—	(160)	—	163

Total	$—	$(160)	$—	$163

(1)	Held to maturity securities are carried at amortized cost and consist of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on LaSalle Note I, LaSalle Note II and the Nomura Funding VI note.

(2)	Available for sale securities consist of marketable securities that we intend to hold for an indefinite period of time. At March 31, 2005, these securities consist of $19.2 million of bonds and $6.4 million of preferred stock which are included in “Other assets, net” in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the corresponding unrealized gain or loss recorded in OCI.

     In July 2004, Fresh Choice, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Court in order to facilitate a reorganization and restructuring. Based on our evaluation of our preferred interest in Fresh Choice at March 31, 2005, we have recorded a $1.5 million valuation reserve, of which $0.5 million was recorded during the three months ended March 31, 2005, bringing our net investment balance to $4.0 million.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

Guarantee Commitments

     The FASB issued Interpretation 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), requiring a guarantor to disclose its guarantees. Our guarantees in place as of March 31, 2005 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees. We have not recorded a liability associated with these guarantees as they were entered into prior to the adoption of FIN 45.

	Guaranteed	Maximum
	Amount	Guaranteed
(in thousands)	Outstanding at	Amount at
Debtor	March 31, 2005	March 31, 2005
CRDI – Eagle Ranch Metropolitan District – Letter of Credit(1)	$7,572	$7,572
Main Street Partners, L.P. – Letter of Credit (2) (3)	4,250	4,250

Total Guarantees	$11,822	$11,822

(1)	We provide a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2)	See Note 8, “Investments in Unconsolidated Companies,” for a description of the terms of this debt.

(3)	We and our joint venture partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

Other Commitments

     In connection with the dissolution of the Vornado Crescent Portland Partnership, Vornado Realty L.P., or Vornado, agreed to terminate the preferential allocation payable to it under the partnership agreement. In consideration of this, we agreed to pay Vornado an annual management fee of $4.5 million, payable only out of dividends we receive from AmeriCold and proceeds from sales of the common shares of AmeriCold that we own. Unpaid annual management fees will accrue without interest. The amount of the annual management fee will be reduced in proportion to any sales by us of our interest in AmeriCold. We also agreed to pay Vornado, from the proceeds of any sales of the common shares of AmeriCold that we own, a termination fee equal to the product of $23.8 million and the percentage reduction in our ownership of AmeriCold, as of November 18, 2004, represented by the sale. Our obligation to pay the annual management fee and the termination fee will end on October 30, 2027, or, if earlier, the date on which we it sells all of the common shares of AmeriCold that we own.

     In connection with the Canyon Ranch transaction, we have agreed to indemnify the founders regarding the tax treatment of the transaction, not to exceed $2.5 million, and certain other matters. We believe there is a remote likelihood that payment will ever be made related to these indemnities.

13. MINORITY INTERESTS

     Minority interests in real estate partnerships represents joint venture or preferred equity partners’ proportionate share of the equity in certain real estate partnerships. We hold a controlling interest in the real estate partnerships and consolidate the real estate partnerships into our financial statements. Income in the real estate partnerships is allocated to minority interests based on weighted average percentage ownership during the year.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes minority interests as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
(in thousands)	2005	2004
Development joint venture partners – Residential Development Segment	$33,653	33,760
Joint venture partners – Office Segment	8,616	9,308
Joint venture partners – Resort/Hotel Segment	5,903	6,513
Other	(266)	(242)

	$47,906	$49,339

     The following table summarizes the minority interests’ share of net income (loss) for the three months ended March 31, 2005 and 2004:

	March 31,	March 31,
(in thousands)	2005	2004
Development joint venture partners – Residential Development Segment	$908	436
Joint venture partners – Office Segment	(6)	(2)
Joint venture partners – Resort/Hotel Segment	(610)	(497)
Other	(23)	(21)

	$269	$(84)

14. PARTNERS’ CAPITAL

Distributions

     Each Operating Partnership unit generally may be exchanged for either two common shares of Crescent or, at the election of Crescent, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent’s percentage interest in the Operating Partnership increases. During the three months ended March 31, 2005, there were 107,500 units exchanged for 215,000 common shares of Crescent.

     The following table summarizes the distributions paid or declared to unitholders and preferred unitholders during the three months ended March 31, 2005 (dollars in thousands, except per unit amounts).

	Per Unit
	Dividend/	Total		Record	Payment	Annual Dividend/
Security	Distribution	Amount		Date	Date	Distribution
Units	$0.75	$43,988	(1)	1/31/05	2/16/05	$3.00
Units	$0.75	$43,991	(1)	4/29/05	5/13/05	$3.00
Series A Preferred Units	$0.422	$5,990		1/31/05	2/16/05	$1.6875
Series A Preferred Units	$0.422	$5,990		4/29/05	5/13/05	$1.6875
Series B Preferred Units	$0.594	$2,019		1/31/05	2/16/05	$2.3750
Series B Preferred Units	$0.594	$2,019		4/29/05	5/13/05	$2.3750

(1)	Does not include dividends on restricted units, which will be paid in arrears upon vesting.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the financial reporting carrying amounts of assets and liabilities of the taxable consolidated entities and the income tax basis. For the three months ended March 31, 2005, the taxable consolidated entities were comprised of our taxable REIT subsidiaries.

     Our income or losses are allocated to the partners of the Operating Partnership for inclusion in their respective income tax calculations. Accordingly, no provision or benefit for income taxes has been made other than for certain consolidated subsidiaries. Crescent intends to maintain its qualification as a REIT under Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the Code). As a REIT, Crescent generally will not be subject to federal corporate income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of its REIT taxable income to its shareholders. Accordingly, Crescent does not believe that it will be liable for current income taxes on its REIT taxable income at the federal level or in most of the states in which it operates. We consolidate certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the three months ended March 31, 2005 and 2004, our federal income tax benefit from continuing operations was $1.0 million and $1.3 million, respectively. Our $1.0 million income tax benefit at March 31, 2005, consists primarily of $3.0 million for the Residential Development Segment and $0.7 million for the Resort/Hotel Segment, partially offset by $0.7 million tax expense for the Office Segment and $2.0 million expense for other taxable REIT subsidiaries.

     Our total net tax asset of approximately $15.1 million at March 31, 2005, includes $13.4 million of net deferred tax assets. SFAS No. 109, “Accounting for Income Taxes,” requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The change in the valuation allowance was not significant for the three months ended March 31, 2005.

16. RELATED PARTY TRANSACTIONS

Loans to Employees and Trust Managers of Crescent for Exercise of Stock Options and Unit Options

     As of March 31, 2005, we had approximately $38.0 million of loan balances outstanding, inclusive of current interest accrued of approximately $0.2 million, to certain of our employees and Crescent’s trust managers on a recourse basis pursuant to our stock incentive plans and unit incentive plans under an agreement approved by Crescent’s Board of Trust Managers and the Executive Compensation Committee of Crescent. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of Crescent and units of the Operating Partnership pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans bear interest at a rate of 2.52% per year, payable quarterly, mature on July 28, 2012, and may be repaid in full or in part at any time without premium or penalty. The Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of Crescent and our Sole Director and Chief Executive Officer, John C. Goff had a loan representing $26.4 million of the $38.0 million total outstanding loans at March 31, 2005. No conditions exist at March 31, 2005 which would cause any of the loans to be in default. Effective July 29, 2002, we ceased offering to our employees and Crescent’s trust managers the option to obtain loans pursuant to our stock and unit incentive plans.

Other

     We have a policy which allows our employees to purchase our residential properties marketed and sold by our subsidiaries in the ordinary course of business. This policy requires the individual to purchase the property for personal use or investment and requires the property to be held for at least two years. In addition this policy requires, among other things, that the prices paid by affiliates must be equivalent to the prices paid by unaffiliated third parties for similar properties in the same development and that the other terms and conditions of the transaction must be at least as beneficial to us as the terms and conditions with respect to the other properties in the same development. In the first quarter of 2005, two executive officers entered into binding contracts to purchase three condominium units at two of our residential development projects.

17. COPI

     On February 14, 2002, we entered into an agreement with Crescent Operating, Inc., or COPI, pursuant to which we and COPI agreed to jointly seek approval by the bankruptcy court of a pre-packaged bankruptcy plan for COPI. On January 19, 2005, the bankruptcy plan became effective upon COPI’s providing notification to the bankruptcy court that all conditions to effectiveness had been satisfied. Following the effectiveness of the bankruptcy plan, Crescent issued 184,075 common shares to the stockholders of COPI in satisfaction of our final obligation under the agreement with COPI. The common shares were valued at approximately $3.0 million in accordance with the terms of our agreement with COPI and the provisions of the bankruptcy plan and the issuance of the shares was recorded as a reduction to the liability recorded in 2001. As stockholders of COPI, certain of Crescent’s trust managers and executive officers, as a group, received an aggregate of approximately 25,000 common shares.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SUBSEQUENT EVENTS

Asset Acquisitions

     On April 8, 2005, we acquired One Buckhead Plaza, a 20-story, 461,669 square-foot Class A office property located in the Buckhead submarket in Atlanta. We acquired the office property for approximately $130.5 million, funded by an $85.0 million loan from Morgan Stanley and a draw on our credit facility. This property is wholly-owned and will be included in our Office Segment.

Debt Financing

     On May 2, 2005, we entered into a loan agreement with Deutsche Bank for a $110 million senior loan, a $40 million first mezzanine loan and a $15 million second mezzanine loan for total proceeds of $165.0 million, secured by Funding One Properties (Carter Burgess Plaza, 125 E. John Carpenter Freeway, The Aberdeen, Regency Plaza One and The Citadel). The loans have an interest-only term until maturity in June 2007, with three one-year extension options, and bear interest at a weighted average rate of LIBOR plus 147 basis points. The proceeds were used primarily to pay down the credit facility.

     In connection with this loan, we entered into LIBOR interest rate caps struck at 6.00% on a notional amount corresponding to each loan of $165.0 million through June 2008. Simultaneously, we sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce our net interest rate exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings as the charges occur. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to offset each other.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1, “Financial Statements,” of this document and the more detailed information contained in our Form 10-K for the year ended December 31, 2004. In management’s opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section have the meanings given to them in the notes to the consolidated financial statements in Item 1, “Financial Statements.”

     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as “believe,” “expect,” “anticipate” and “may.”

     Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those described in the forward-looking statements.

     The following factors might cause such a difference:

•	Our ability, at our office properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which continue to be adversely affected by existing real estate conditions (including the vacancy levels in particular markets, decreased rental rates and competition from other properties) and may also be adversely affected by general economic downturns;

•	The continuation of relatively high vacancy rates, reduced rental rates and relatively high tenant concessions in our office portfolio as a result of conditions within our principal markets;

•	Our ability to reinvest available funds at anticipated returns and consummate anticipated office acquisitions on favorable terms and within anticipated time frames;

•	Adverse changes in the financial condition of existing tenants, in particular El Paso Energy and its affiliates which provide 5.7% of our annualized office revenues;

•	Deterioration in our resort/business-class hotel markets or in the economy generally;

•	Deterioration in the market or in the economy generally and increases in construction costs associated with development of residential land or luxury residences, including single-family homes, townhomes and condominiums;

•	Financing risks, such as our ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable-rate debt, our ability to meet financial and other covenants and our ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

•	Our ability to dispose of investment land, and other non-core assets, on favorable terms and within anticipated time frames;

•	The concentration of a significant percentage of our assets in Texas;

•	The existence of complex regulations relating to Crescent’s status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT; and

•	Other risks detailed from time to time in our filings with the SEC.

     Given these uncertainties, readers are cautioned not to place undue reliance on such statements. We are not obligated to update these forward-looking statements to reflect any future events or circumstances.

Overview

     We are the Operating Partnership of Crescent Real Estate Equities Company, a REIT, with our assets and operations divided into four investment segments: Office, Resort/Hotel, Residential Development and Temperature-Controlled Logistics. Our primary business is our Office Segment, which consisted of 78 Office Properties and represented 61% of total assets as of March 31, 2005.

     Capital flows in the real estate industry have changed significantly over the last few years. Institutions as well as other investors, principally U.S. pension funds, have increased their allocation to real estate and it appears that this will continue for the foreseeable future. This inflow of capital has created a uniquely attractive environment for the sale of assets as well as joint ventures. Likewise, the acquisition environment is highly competitive, making it more difficult to provide attractive returns on equity that are comparable to those achieved in acquisitions made during the 1990’s.

     We have adapted our strategy to align ourselves with institutional partners, with the goal of transitioning towards being a real estate investment management company. Rather than competing with the substantial inflow of capital into the acquisition market, we are focusing on acquiring assets jointly with these institutional investors, moving existing assets into joint-venture arrangements with these investors, and capitalizing on our award-winning platform in office management and our leasing expertise to continue to provide these services, for a fee, for the properties in the ventures. Where possible, we will strive to negotiate performance based incentives that allow for additional equity to be earned if return targets are exceeded.

     Consistent with this strategy, we continually evaluate our existing portfolio for potential joint venture opportunities. Recently, we completed significant joint venture transactions involving six of our landmark Properties valued at approximately $1.3 billion. As with previous ventures, we are now a minority partner but continue to provide leasing and management services to the ventures. In addition, in January 2005, we completed the recapitalization of our Canyon Ranch Resort/Hotel Properties.

     Further, we sold $213 million of non-core assets in 2004 and the first quarter 2005, and expect to sell an additional $90 million in the near term, including land holdings that are currently not contributing to our earnings. Included in the first quarter 2005 sales are the Albuquerque Plaza and undeveloped land in Houston, Texas. As the expected sales are completed, we will redeploy proceeds to acquire real estate assets and pay down certain consolidated debt and other obligations.

Office Segment

     The following table shows the performance factors on stabilized properties, excluding properties held for sale, used by management to assess the operating performance of the Office Segment:

	2005	2004
Economic Occupancy (1) (at March 31 and December 31)	88.0%	88.5%
Leased Occupancy (2) (at March 31 and December 31)	89.5%	89.8%
In-Place Weighted Average Full-Service Rental Rate (at March 31 and December 31)	$22.73	$22.63
Tenant Improvement and Leasing Costs per Sq. Ft. per year (three months ended March 31)	$3.61	$2.93
Average Lease Term (three months ended March 31)	5.5 years	6.8 years
Same-Store NOI (3) (Decline) (three months ended March 31)	(0.3)%	(3.6)%
Same-Store Average Occupancy (three months ended March 31)	87.6%	85.8%

(1)	Economic occupancy reflects the occupancy of all tenants paying rent.

(2)	Leased occupancy reflects the amount of contractually obligated space, whether or not commencement has occurred.

(3)	Same-store NOI (net operating income) represents office property net income excluding depreciation, amortization, interest expense and non-recurring items such as lease termination fees for Office Properties owned for the entirety of the comparable periods.

     In 2005, we expect continued improvement in the economy. This allows us to remain cautiously optimistic about occupancy gains in 2005. We expect that year-end 2005 economic occupancy for our portfolio will increase to approximately 89% — 90%.

Resort/Hotel Segment

     The following table shows the performance factors used by management to assess the operating performance of our luxury and destination fitness resorts.

	For the three months ended March 31,
					Revenue
	Average		Average		Per
	Occupancy		Daily		Available
	Rate		Rate		Room/Guest Night
	2005	2004	2005	2004	2005	2004
Luxury and Destination Fitness Resorts	73%	69%	$579	$553	$410	$371

     We anticipate an 8% to 10% increase in revenue per available room in 2005 at the luxury and destination fitness resorts and a 3 to 5 percentage point increase in occupancy, driven by the continued recovery of the economy and travel industry and improvement from Sonoma Mission Inn and Ventana Inn, which had rooms under renovation in 2004.

Residential Development Segment

     The following tables show the performance factors used by management to assess the operating performance of the Residential Development Segment. Information is provided for the Desert Mountain Residential Development Property and the CRDI Residential Development Properties, which represent our significant investments in this Segment as of March 31, 2005.

Desert Mountain

	For the three months ended March 31,
(dollars in thousands)	2005	2004
Residential Lot Sales	9	16
Average Sales Price per Lot (1)	$1,100	$948

(1)	Includes equity golf membership

     Desert Mountain is in the latter stages of development and management anticipates minor additions to its decreasing available inventory. While a higher average lot sales price is projected in 2005, total sales are expected to be lower as a result of reduced inventory availability.

CRDI

	For the three months ended March 31,
(dollars in thousands)	2005	2004
Residential Lot Sales	123	27
Residential Unit Sales:
Townhome Sales	—	2
Condominium Sales	4	5
Residential Equivalent Timeshare Units	2.77	0.55
Average Sales Price per Residential Lot	$53	$212
Average Sales Price per Residential Unit	$2,079	$1,036

     CRDI, which invests primarily in mountain resort residential real estate in Colorado and California and residential real estate in downtown Denver, Colorado, is highly dependent upon the national economy and customer demand. In 2005, management expects that unit sales will increase over 2004, but the average sales price will decrease at CRDI, with approximately 67% pre-sold as of April 18, 2005. In addition, lot sales are expected to increase in 2005 over 2004.

Recent Developments

Joint Ventures

Canyon Ranch

     On January 18, 2005, we contributed the Canyon Ranch Tucson, our 50% interest and our preferred interest in CR Las Vegas, LLC and our 30% interest in CR License, L.L.C., CR License II, L.L.C., CR Orlando LLC and CR Miami LLC, to two newly formed entities, CR Spa, LLC and CR Operating, LLC. In exchange, we received a 48% common equity interest in each new entity. The remaining 52% interest in these entities is held by the founders of Canyon Ranch, who contributed their interests in CR Las Vegas, LLC, CR License II, L.L.C., CR Orlando LLC and CR Miami LLC and the resort management contracts. In addition, we sold the Canyon Ranch Lenox to a subsidiary of CR Operating, LLC. The founders of Canyon Ranch sold their interest in CR License, L.L.C. to a subsidiary of CR Operating, LLC. As a result of these transactions, the new entities own the following assets: Canyon Ranch Tucson, Canyon Ranch Lenox, Canyon Ranch SpaClub at the Venetian Resort in Las Vegas, Canyon Ranch SpaClub on the Queen Mary 2 ocean liner, Canyon Ranch Living Community in Miami, Florida, Canyon Ranch SpaClub at The Gaylord Palms Resort in Kissimmee, Florida, and the Canyon Ranch trade names and trademarks.

     In addition, the newly formed entities completed a private placement of Mandatorily Redeemable Convertible Preferred Membership Units for aggregate gross proceeds of approximately $110.0 million. In this private placement, Richard E. Rainwater, Chairman of Crescent’s Board of Trust Managers, and certain of his family members purchased approximately $27.1 million of these units on terms identical to those extended to all other investors. The units are convertible into a 25% common equity interest in CR Spa, LLC and CR Operating, LLC and pay distributions at the rate of 8.5% per year in years one through seven, and 11% in years eight through ten. The units are redeemable after seven years. At the end of ten years, or upon earlier redemption by us, the holders of the units are entitled to receive a premium in an amount sufficient to result in a cumulative return of 11% per year. Also on January 18, 2005, the new entities completed a $95.0 million financing with Bank of America. The loan has an interest-only term until maturity in February 2015, bears interest at 5.94% and is secured by the Canyon Ranch Tucson and Canyon Ranch Lenox Destination Resort Properties. As a result of these transactions, we received proceeds of approximately $91.9 million, which was used to pay down or defease debt related to our previous investment in the Properties and to pay down our credit facility. No gain or loss was recorded in connection with the above transactions. Following these transactions, we account for our interests in CR Spa, LLC and CR Operating, LLC under the equity method of accounting.

Fulbright Tower

     On February 24, 2005, we contributed Fulbright Tower, subject to the Morgan Stanley Mortgage Capital Inc. Note, and an adjacent parking garage, to a limited partnership in which we have a 23.85% interest, a fund advised by JPM has a 60% interest and GE has a 16.15% interest. The property was valued at $106.0 million and the transaction generated net proceeds to us of approximately $33.4 million which were used to pay down our credit facility. The joint venture was accounted for as a partial sale of the Office Property, resulting in a net gain of approximately $0.5 million.

Acquisitions of Office Properties

     On February 7, 2005, we acquired The Exchange Building, a 295,525 square foot Class A office property located in Seattle, Washington. We acquired the office property for approximately $52.5 million, funded by a draw on our credit facility. This property is wholly-owned and is included in our Office Segment.

     On April 8, 2005, we acquired One Buckhead Plaza, a 20-story, 461,669 square-foot Class A office property located in the Buckhead submarket in Atlanta. We acquired the office property for approximately $130.5 million, funded by an $85.0 million loan from Morgan Stanley and a draw on our credit facility. This property is wholly-owned and will be included in our Office Segment.

Sale of Office Property

     On February 7, 2005, we completed the sale of the Albuquerque Plaza Office Property in Albuquerque, New Mexico. The sale generated proceeds, net of selling costs, of approximately $34.7 million and a gain of approximately $1.8 million. The proceeds from the sale were used primarily to pay down the Bank of America Fund XII Term Loan. This property was wholly-owned.

Undeveloped Land

     On March 31, 2005, we completed the sale of approximately 1.58 acres of undeveloped investment land in Houston, Texas. The sale generated proceeds, net of selling costs of approximately $5.8 million and a net gain of approximately $3.5 million included in the “Income from investment land sales” line item in the Consolidated Statements of Operations. The proceeds from the sale were used primarily to pay down the credit facility.

Other Real Estate Investments

     On February 7, 2005, we purchased a $34.5 million mezzanine loan in which we immediately sold a 50% participating interest for $17.25 million. The loan is secured by ownership interests in an entity that owns an office property in New York. The loan bears interest at LIBOR plus 775 basis points with an interest-only term until maturity in March 2007, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

     On March 31, 2005, we purchased a $32.9 million mezzanine loan for $33.2 million secured by the ownership interests in a resort in Florida. The loan bears interest at a fixed rate of 12% with an interest-only term until maturity in April 2008, subject to the right of the borrower to extend the loan pursuant to one four-year extension bearing either a floating or fixed interest rate at the borrower’s election. The floating rate would be LIBOR plus 600 basis points and the fixed rate would be determined at the beginning of the extension term at the rate of a similarly maturing U.S. Treasury security plus 600 basis points. During the extension, the borrower must make principal payments based on a 25-year amortization schedule.

Results of Operations

     The following table shows the our variance in dollars for certain of our operating data between the three months ended March 31, 2005 and 2004.

Total variance in
dollars between
the three months
ended March 31,
(in millions)	2005 and 2004
REVENUE:
Office Property	$(30.2)
Resort/Hotel Property	(16.8)
Residential Development Property	6.8

Total Property revenue	$(40.2)

EXPENSE:
Office Property real estate taxes	$(6.3)
Office Property operating expenses	(5.3)
Resort/Hotel Property expense	(13.8)
Residential Development Property expense	8.3

Total Property expense	$(17.1)

Income from Property Operations	$(23.1)

OTHER INCOME (EXPENSE):
Income from investment land sales, net	$3.5
Gain on joint venture of properties, net	0.5
Interest and other income	2.6
Corporate general and administrative	(3.4)
Interest expense	11.7
Amortization of deferred financing costs	1.8
Extinguishment of debt	0.5
Depreciation and amortization	4.6
Other expenses	(0.6)
Equity in net income (loss) of unconsolidated companies:
Office Properties	2.0
Resort/Hotel Properties	1.6
Residential Development Properties	—
Temperature-Controlled Logistics Properties	(0.2)
Other	6.2

Total other income (expense)	$30.8

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$7.7

Minority interests	(0.4)
Income tax benefit	(0.3)

LOSS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$7.0

Income from discontinued operations	(0.4)
Impairment charges related to real estate assets from discontinued operations	2.4
Gain on real estate from discontinued operations	1.8
Cumulative effect of a change in accounting principle	0.4

NET LOSS	$11.2

Series A Preferred Unit distributions	(0.2)
Series B Preferred Unit distributions	—

NET LOSS AVAILABLE TO PARTNERS	$11.0

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

Property Revenues

     Total property revenues decreased $40.2 million, or 18.3%, to $179.6 million for the three months ended March 31, 2005, as compared to $219.8 million for the three months ended March 31, 2004. The primary components of the decrease in total property revenues are discussed below.

•	Office Property revenues decreased $30.2 million, or 24.7%, to $91.9 million, primarily due to:

•	a decrease of $42.4 million due to the joint venture of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, partially offset by Fulbright Tower, which was acquired in December 2004 and joint ventured in February 2005; and

•	a decrease of $1.4 million in net lease termination fees; partially offset by

•	an increase of $9.7 million from the acquisition of Hughes Center in December 2003 through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005;

•	an increase of $3.8 million resulting from third party management and leasing services and related direct expense reimbursements; and

•	an increase of $0.1 million from the 46 consolidated Office Properties (excluding 2004 and 2005 acquisitions, dispositions and properties held for sale) that we owned or had an interest in, primarily due to a 2.6 percentage point increase in average occupancy (from 82.6% to 85.2%), offset by a decrease in full service weighted average rental rates.

•	Resort/Hotel Property revenues decreased $16.8 million, or 33.6%, to $33.2 million, primarily due to:

•	a decrease of $19.8 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

•	an increase of $1.4 million in room revenue at the Resort Properties related to a 14% increase in revenue per available room (from $218 to $248) resulting from:

-	a 5% increase in average daily rate (from $373 to $390) related to increases across all of the Resort Properties; and

-	a 6 percentage point increase in occupancy (from 58% to 64%) primarily related to the renovation of 97 historic inn rooms at the Sonoma Mission Inn which were out of service during the first two quarters of 2004;

•	an increase of $1.0 million in food and beverage, spa and other revenue primarily at the Sonoma Mission Inn due to occupancy increases related to the 2004 room renovation; and

•	an increase of $0.4 million in room revenue at the Business Class Hotel Properties primarily related to a 17% increase in revenue per available room (from $78 to $91) resulting from a 13 percentage point increase in occupancy (from 64% to 77%), offset by a decrease in average daily rate (from $122 to $119).

•	Residential Development Property revenues increased $6.8 million, or 14.3%, to $54.5 million, primarily due to an increase of $6.6 million in CRDI revenues related to product mix and lots and units available for sale in 2005 versus 2004, primarily at the Horizon Pass project in Bachelor Gulch, Colorado which had sales in the three months ended March 31, 2005, but none in the same period in 2004; partially offset by the Cresta project in Arrowhead, Colorado, which had sales in the three months ended March 31, 2004, but none in the same period in 2005.

Property Expenses

     Total property expenses decreased $17.1 million, or 12.3%, to $122.3 million for the three months ended March 31, 2005, as compared to $139.4 million for the three months ended March 31, 2004. The primary components of the variances in property expenses are discussed below.

•	Office Property expenses decreased $11.6 million or 19.7%, to $47.2 million, primarily due to:

•	a decrease of $18.9 million due to the joint venture of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, partially offset by Fulbright Tower, which was acquired in December 2004 and joint ventured in February 2005; partially offset by

•	an increase of $3.9 million related to the cost of providing third party management services to joint ventures, which are recouped by increased third party fee income and direct expense reimbursements;

•	an increase of $3.4 million from the acquisition of Hughes Center in December 2003 through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005; and

•	an increase of $0.1 million from the 46 consolidated Office Properties (excluding 2004 and 2005 acquisitions, dispositions and properties held for sale) that we owned or had an interest in, primarily due to;

-	$0.8 million increase in administrative support; and

-	$0.6 million increase in administrative expenses; partially offset by — $0.6 million decrease in property taxes;

-	$0.4 million decrease in leasing costs; and

-	$0.2 million decrease in utilities.

•	Resort/Hotel Property expenses decreased $13.8 million, or 34.5%, to $26.2 million, primarily due to:

•	a decrease of $16.2 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which Crescent has a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

•	an increase of $1.5 million in operating and general and administrative expenses at the Resort Properties primarily due to a 13 percentage point increase in occupancy at the Sonoma Mission Inn (from 36% to 49%) related to the renovation of 97 historic inn rooms which were out of service during the first two quarters of 2004;

•	an increase of $0.4 million in audit related fees.

•	Residential Development Property expenses increased $8.3 million, or 20.5%, to $48.8 million, primarily due to an increase of $7.5 million in CRDI cost of sales related to product mix in lots and units available for sale in 2005 versus 2004, primarily at the Horizon Pass project in Bachelor Gulch, Colorado, which had sales in the three months ended March 31, 2005, but none in the same period in 2004; partially offset by the Cresta project in Arrowhead, Colorado, which had sales in the three months ended March 31, 2004, but none in the same period in 2005.

Other Income/Expense

     Total other income and expenses decreased $30.8 million, or 32.8%, to $63.1 million for the three months ended March 31, 2005, compared to $93.9 million for the three months ended March 31, 2004. The primary components of the decrease in total other income and expenses are discussed below.

Other Income

     Other income increased $16.2 million to $19.2 million for the three months ended March 31, 2005, as compared to $3.0 million for the three months ended March 31, 2004. The primary components of the increase in other income are discussed below.

•	Equity in net income of unconsolidated companies increased $9.6 million to $9.9 million primarily due to:

•	an increase of $6.2 million in Other equity in net income primarily attributable to $5.9 million of income from G2;

•	an increase of $2.0 million in Office equity in net income primarily attributable to the joint venture of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central Office Properties; and

•	an increase of $1.6 million in Resort/Hotel equity in net income primarily attributable to equity in earnings from CR Operating, LLC, to which we contributed the Canyon Ranch Tucson and Canyon Ranch Lenox Properties in January 2005.

•	Income from investment land sales increased $3.5 million due to the gain on the sale of 1.58 acres of undeveloped investment land in Houston, Texas in March 2005.

•	Interest and other income increased $2.6 million, or 96.3%, to $5.3 million primarily due to:

•	$1.0 million interest from mezzanine loans secured by ownership interests in two office properties;

•	$0.6 million interest from U.S. Treasury and government sponsored agency securities purchased in November 2004 and January 2005 related to debt defeasance;

•	$0.5 million increase from the reduction of a liability in 2005 associated with the sale of The Woodlands in December 2003; and

•	$0.4 million interest and dividends received on other marketable securities.

•	Gain on joint venture of property, net increased $0.5 million due to the gain from the joint venture of Fulbright Tower Office Property in February 2005.

Other Expenses

     Other expenses decreased $14.6 million, or 15.1%, to $82.3 million for the three months ended March 31, 2005, compared to $96.9 million for the three months ended March 31, 2004. The primary components of the decrease in other expenses are discussed below.

•	Interest expense decreased $11.7 million, or 26.0%, to $33.3 million due to a decrease of $547 million in the weighted average debt balance (from $2,724 to $2,177), partially offset by a .01 percentage point increase in the hedged weighted average interest rate (from 7.09% to 7.10%).

•	Depreciation and amortization costs decreased $4.6 million, or 11.7%, to $34.7 million due to:

•	$4.5 million decrease in Office Property depreciation expense, due to:

-	$8.4 million decrease attributable to the joint venture of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central in November 2004; and

-	$0.4 million decrease primarily attributable to accelerated depreciation for lease terminations in 2004; partially offset by

-	$4.3 million increase from the acquisitions of Hughes Center in December 2003 through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak, Fulbright Tower and Peakview Tower in December 2004 and the Exchange Building in February 2005; and

•	$1.2 million decrease in Resort/Hotel Property depreciation expense primarily related to the joint venture of the Canyon Ranch Properties; partially offset by

•	$1.3 million increase in Residential Development Property depreciation expense primarily related to club amenities and golf course improvements at CRDI and DMDC.

•	Amortization of deferred financing costs decreased $1.8 million, or 48.6%, to $1.9 million due to the refinancing of the Credit Facility in February 2005 and the reduction of the Fleet Fund I and II Term Loans in January 2004.

•	Extinguishment of debt expense decreased $0.5 million, or 26.3%, to $1.4 million due to:

•	$1.9 million extinguishment of debt expense in the first quarter 2004 related to the write-off of deferred financing costs associated with reduction of the Fleet Fund I and II Term Loans; partially offset by

•	$1.4 million extinguishment of debt expense in the first quarter 2005 related to the write-off of deferred financing costs associated with the reduction of the Bank of America Fund XII Term Loan and the payoff of the old credit facility in February 2005.

•	Corporate general and administrative costs increased $3.4 million, or 49.3%, to $10.3 million due to an increase in compensation expense associated with restricted Units granted in December 2004 under our 2004 Long-Term Incentive Plan, increased external audit costs and increased Sarbanes-Oxley compliance costs.

Discontinued Operations

     Income from discontinued operations on assets sold and held for sale increased $3.8 million to $3.5 million due to:

•	an increase of $2.4 million due to an aggregate $2.4 million impairment on three office properties in 2004; and

•	an increase of $1.8 million due to the gain on the sale of Albuquerque Plaza in February 2005; partially offset by

•	a decrease of $0.4 million due to the reduction of net income associated with properties held for sale in 2005 compared to 2004.

Liquidity and Capital Resources

Overview

     Our primary sources of liquidity are cash flow from operations, our credit facility, net cash received from our Residential Development Segment and proceeds from asset sales and joint ventures. Our short-term liquidity requirements through March 31, 2006, consist primarily of our normal operating expenses, principal and interest payments on our debt, amounts due at maturity of our debt obligations, distributions to our unitholders and capital expenditures. Our long-term liquidity requirements consist primarily of debt obligations maturing after March 31, 2006, distributions to our unitholders and capital expenditures.

Short-Term Liquidity

     We believe that cash flow from operations will be sufficient to cover our normal operating expenses, interest payments on our debt, distributions on our preferred units, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (including property improvements, tenant improvements and leasing commissions) in 2005 and 2006. The cash flow from our Residential Development segment is cyclical in nature and primarily realized in the last quarter of each year. We expect to meet temporary shortfalls in operating cash flow caused by this cyclicality through working capital draws under our credit facility. However, our cash flow from operations is not expected to fully cover the distributions on our units in 2005 and 2006. We intend to use cash generated from 1) cash received in excess of required reinvestment in our Residential Development Segment, estimated to be in excess of $100 million in both 2005 and 2006; 2) business initiatives including investment land sales; 3) other income and 4) borrowings to cover this shortfall.

     In addition, through March 31, 2006, we expect to make capital expenditures of approximately $85.8 million, primarily relating to new developments of investment property that are not in the ordinary course of operations of our business. We anticipate funding these short-term liquidity requirements primarily through construction loans and borrowings under our credit facility or additional debt facilities. As of March 31, 2005, we also had maturing debt obligations of $430.2 million through March 31, 2006, made up primarily of the LaSalle Note II which is funded by defeasance securities and the Bank of America Fund XII Term Loan which we intend to refinance or repay through asset sales. The remaining maturities consist primarily of normal principal amortization and will be met with cash flow from operations. Of the $430.2 million of debt maturing through March 31, 2006, $48.8 million relates to the Residential Development Segment and will be retired with the sales of the corresponding land or units or will be refinanced.

Long-Term Liquidity

     Our long-term liquidity requirements as of March 31, 2005, consist primarily of $1.8 billion of debt maturing after March 31, 2006. We also have $203.2 million of expected long-term capital expenditures relating to capital investments that are not in the ordinary course of operations of our business. We anticipate meeting these obligations primarily through refinancing maturing debt with long-term secured and unsecured debt and through other debt and equity financing alternatives as well as cash proceeds from asset sales and joint ventures and construction loans.

Cash Flows

     Our cash flow from operations is primarily attributable to the operations of our Office, Resort/Hotel and Residential Development Properties. The level of our cash flow depends on multiple factors, including rental rates and occupancy rates at our Office Properties, room rates and occupancy rates at Resort/Hotel Properties and sales of lots and units at our Residential Development Properties. Our net cash provided by operating activities is also affected by the level of our operating and other expenses.

     For the three months ended March 31, 2005, the Office Segment, Resort/Hotel Segment and Residential Development Segment accounted for 51%, 19% and 30%, respectively, of our total revenues. Our top five tenants accounted for approximately 12.5% of our total Office Segment rental revenues for the three months ended March 31, 2005. The loss of one or more of our major tenants would have a temporary adverse effect on cash flow from operations until we were able to re-lease the space previously leased to these tenants. Based on rental revenues from office leases in effect as of March 31, 2005, no single tenant accounted for more than 6% of our total Office Segment rental revenues for the three months ended March 31, 2005.

     During the three months ended March 31, 2005, our cash flow from operations was insufficient to meet our short-term liquidity requirements, excluding capital expenditures not in the ordinary course of operations of our business and debt maturities. We funded this shortfall primarily with a combination of borrowings under our credit facility, cash received less required investment from our Residential Development Segment, and proceeds from asset sales and joint ventures.

Debt and equity financing alternatives

     Debt and equity financing alternatives currently available to us to satisfy our liquidity requirements include:

•	Additional proceeds from our new credit facility under which we had up to $73.4 million of borrowing capacity available as of March 31, 2005, and which may be increased by $100.0 million subject to certain conditions;

•	Additional proceeds from the refinancing of existing secured and unsecured debt;

•	Additional debt secured by existing underleveraged properties;

•	Issuance of additional unsecured debt; and

•	Equity offerings including preferred and/or convertible securities.

     The following factors could limit our ability to utilize these financing alternatives:

•	A reduction in the operating results of the Properties supporting our credit facility to a level that would reduce the availability of funds under the credit facility;

•	A reduction in the operating results of the Properties could limit our ability to refinance existing secured and unsecured debt, or extend maturity dates or could result in an uncured or unwaived event of default;

•	We may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of our financial condition or market conditions at the time we seek additional financing;

•	Restrictions under our debt instruments or outstanding equity may prohibit us from incurring debt or issuing equity on terms available under then-prevailing market conditions or at all;

•	We may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance; and

•	We may be unable to increase our credit facility by $100.0 million, as provided under the terms of the facility, due to adverse changes in market conditions.

Cash Flows

For the three
months ended
(in millions)	March 31, 2005
Cash used in Operating Activities	$(12.6)
Cash used in Investing Activities	(55.7)
Cash provided by Financing Activities	51.4

Decrease in Cash and Cash Equivalents	$(16.9)
Cash and Cash Equivalents, Beginning of Period	84.5

Cash and Cash Equivalents, End of Period	$67.6

Operating Activities

     Our cash used in operating activities of $12.6 million is attributable to Property operations.

Investing Activities

     Our cash used in investing activities of $55.7 million is primarily attributable to:

•	$115.7 million purchase of U.S. Treasury and government sponsored agency securities in connection with the defeasance of LaSalle Note I;

•	$56.9 million for the acquisition of investment properties, primarily due to the acquisition of an Office Property;

•	$30.2 million increase in notes receivables, primarily due to the purchase of two mezzanine loans, partially offset by the repayment of loans to unconsolidated subsidiaries of CRDI;

•	$12.7 million for non-revenue enhancing tenant improvement and leasing costs for Office Properties;

•	$5.3 million of property improvements for rental properties;

•	$4.0 million for development of amenities at the Residential Development Properties;

•	$3.6 million increase in restricted cash;

•	$1.8 million additional investment in unconsolidated Other companies; and

•	$0.7 million additional investment in unconsolidated Office Properties.

     The cash used in investing activities is partially offset by:

•	$119.6 million proceeds from joint ventures, primarily due to the Canyon Ranch transaction and the joint venture of Fulbright Tower;

•	$40.4 million proceeds from property sales, primarily due the sale of Albuquerque Plaza Office Property in February 2005;

•	$11.9 million return of investment in unconsolidated other companies due to the distribution received from G2 in February 2005; and

•	$3.3 million proceeds from defeasance investment maturities.

Financing Activities

     Our cash provided by financing activities of $51.4 million is primarily attributable to:

•	$353.3 million proceeds from borrowings under our credit facility;

•	$62.6 million proceeds from borrowings for construction costs for infrastructure developments at the Residential Development Properties;

•	$40.8 million proceeds from other borrowings, primarily due to the Column Financial Note secured by Peakview Tower; and

•	$0.4 million capital contributions from joint venture partners.

     The cash provided by financing activities is partially offset by:

•	$293.8 million payments under our credit facility;

•	$40.6 million payments under other borrowings, primarily due to the pay down of the Bank of America Fund XII Term Loan from proceeds from the sale of Albuquerque Plazar;

•	$44.5 million distributions to unitholders;

•	$11.5 million Residential Development Property note payments;

•	$8.0 million distributions to preferred unitholders;

•	$3.4 million debt financing costs, primarily due to the new credit facility; and

•	$3.2 million capital distributions to joint venture partners.

Liquidity Requirements

Debt Financing Summary

     The following tables show summary information about our debt, including our pro rata share of unconsolidated debt, as of March 31, 2005.

	As of March 31, 2005
			Share of
	Consolidated		Unconsolidated
(in thousands)	Debt		Debt	Total
Fixed Rate Debt	$1,581,603		$483,183	$2,064,786
Variable Rate Debt	610,872	(1)	151,102	761,974

Total Debt	$2,192,475		$634,285	$2,826,760

(1)	$421.5 million of this variable rate debt has been hedged.

     Listed below are the aggregate required principal payments by year as of March 31, 2005. Scheduled principal installments and amounts due at maturity are included.

				Unsecured		Share of
	Secured		Unsecured	Debt	Consolidated	Unconsolidated
(in thousands)	Debt		Debt	Line of Credit	Debt	Debt	Total(1)
2005	$76,009		$—	$—	$76,009	$60,476	$136,485
2006	479,465	(2)	—	202,000	681,465	24,805	706,270
2007	202,709	(3)	250,000	—	452,709	47,126	499,835
2008	44,085		—	—	44,085	60,774	104,859
2009	271,955		375,000	—	646,955	79,643	726,598
Thereafter	291,252		—	—	291,252	361,461	652,713

	$1,365,475		$625,000	$202,000	$2,192,475	$634,285	$2,826,760

(1)	Based on contractual maturity and does not include extension options on Bank of America Fund XII Term Loan, Fleet National Bank Note or Wells Fargo Bank Loan.

(2)	Includes $155.2 million of defeased debt. Excluding defeased debt, secured debt with scheduled maturities in 2006 is $324.3 million.

(3)	Includes $100.0 million of defeased debt. Excluding defeased debt, secured debt with scheduled maturities in 2007 is $102.7 million.

Capital Expenditures

     As of March 31, 2005, we had unfunded capital expenditures of approximately $289.0 relating to capital investments that are not in the ordinary course of operations of our business segments. The table below specifies our requirements for capital expenditures, the amounts funded as of March 31, 2005, and amounts remaining to be funded (future funding classified between short-term and long-term capital requirements):

				Capital Expenditures
	Total	Amount	Amount	Short-Term
	Project	Funded as of	Remaining	(Next 12	Long-Term
(in millions) Project	Cost (1)	March 31, 2005	To Fund	Months) (2)	(12+ Months) (2)
Office Segment
3883 Hughes Center (3)	$62.0	$1.1	$60.9	$3.5	$57.4

Residential Development Segment
Tahoe Mountain Club(4)	74.6	53.6	21.0	21.0	—
JPI Multi-family Investments Luxury Apartments (5)	53.3	21.7	31.6	22.9	8.7

Resort/Hotel Segment
Canyon Ranch – Tucson Land Construction Loan (6)	2.4	1.2	1.2	1.2	—

Other
SunTx (7)	19.0	17.8	1.2	1.2	—
The Ritz-Carlton (8)	195.8	22.7	173.1	36.0	137.1

Total	$407.1	$118.1	$289.0	$85.8	$203.2

(1)	All amounts are approximate.

(2)	Reflects our estimate of the breakdown between short-term and long-term capital expenditures.

(3)	We have committed to a first phase office development of 255,000 square feet on land that we own within the Hughes Center complex. We plan to break ground in the third quarter of 2005 and complete the building in first quarter of 2007.

(4)	As of March 31, 2005, we had invested $53.6 million in Tahoe Mountain Club, which includes the acquisition of land and development of golf courses and club amenities. During 2005, we are developing dining and ski facilities on the mountain and an additional golf course. We anticipate collecting membership deposits which will be utilized to fund a portion of the development costs.

(5)	In October 2004, we entered into an agreement with JPI Multi-Family Investments, L.P. to develop a multi-family apartment project in Dedham, Massachusetts. We will fund the $31.6 million through construction loans.

(6)	We have a $2.4 million construction loan with the purchaser of the land, which is secured by nine developed lots and a $0.4 million letter of credit.

(7)	This commitment is related to our investment in a private equity fund and its general partner. The commitment is based on cash contributions and distributions and does not consider equity gains or losses.

(8)	In April 2004, we entered into agreements with Ritz-Carlton Hotel Company, L.L.C. to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas with development to commence upon reaching an acceptable level of pre-sales for the residences. The development plans include a Ritz-Carlton with approximately 216 hotel rooms and 70 residences. Construction on the development is anticipated to begin in the second quarter of 2005.

Off-Balance Sheet Arrangements — Guarantee Commitments

     Our guarantees in place as of March 31, 2005, are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees.

		Maximum
	Guaranteed Amount	Guaranteed
(in thousands)	Outstanding at	Amount at
Debtor	March 31, 2005	March 31, 2005
CRDI – Eagle Ranch Metropolitan District – Letter of Credit (1)	$7,572	$7,572
Main Street Partners, L.P. – Letter of Credit (2) (3)	4,250	4,250

Total Guarantees	$11,822	$11,822

(1)	We provide a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2)	See Note 8, “Investments in Unconsolidated Companies” of Item 1, “Financial Statements,” for a description of the terms of this debt.

(3)	We and our joint venture partner each provide separate Letters of Credit to guarantee repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

Debt Financing

     The significant terms of our primary debt financing arrangements existing as of March 31, 2005, are shown below:

			Balance	Interest
			Outstanding at	Rate at
	Secured	Maximum	March 31,	March 31,		Maturity
Description (1)	Asset	Borrowings	2005	2005		Date
		(dollars in thousands)
Secured Fixed Rate Debt:

AEGON Partnership Note	Greenway Plaza	$253,163	$253,163	7.53%		July 2009
LaSalle Note II	Fund II Defeasance	156,880	156,880	7.79		March 2006
LaSalle Note I (2)	Fund I Defeasance	102,890	102,890	7.83		August 2007
Cigna Note	707 17th Street/Denver Marriott	70,000	70,000	5.22		June 2010
Morgan Stanley I	Alhambra	50,000	50,000	5.06		October 2011
Bank of America Note	Colonnade	38,000	38,000	5.53		May 2013
Metropolitan Life Note V	Datran Center	36,655	36,655	8.49		December 2005
Mass Mutual Note (3)	3800 Hughes	36,066	36,066	7.75		August 2006
Metropolitan Life Note VII	Dupont Centre	35,500	35,500	4.31		May 2011
Column Financial	Peakview Tower	33,000	33,000	5.59		April 2015
Northwestern Life Note	301 Congress	26,000	26,000	4.94		November 2008
Allstate Note (3)	3993 Hughes	25,329	25,329	6.65		September 2010
JP Morgan Chase	3773 Hughes	24,755	24,755	4.98		September 2011
Metropolitan Life Note VI (3)	3960 Hughes	23,694	23,694	7.71		October 2009
JP Morgan Chase I	3753/63 Hughes	14,350	14,350	4.98		September 2011
Northwestern Life II (3)	3980 Hughes	10,024	10,024	7.40		July 2007
Woodmen of the World Note	Avallon IV	8,500	8,500	8.20		April 2009
Nomura Funding VI Note	Fund VI Defeasance	7,608	7,608	10.07		July 2010
Construction, Acquisition and other obligations for various Residential projects	CRDI and Mira Vista	4,189	4,189	2.90 to 9.27		May 05 to Feb 09

Subtotal/Weighted Average		$956,603	$956,603	6.91%

Unsecured Fixed Rate Debt:
The 2009 Notes		$375,000	$375,000	9.25%		April 2009
The 2007 Notes		250,000	250,000	7.50		September 2007

Subtotal/Weighted Average		$625,000	625,000	8.55%

Secured Variable Rate Debt:
Bank of America Term Loan(4)	Fund XII	$167,403	$167,403	4.94%		January 2006
Fleet Term Loan	Distributions from Fund III, IV and V	75,000	75,000	7.21		February 2007
Bank One	Northstar Project Construction	105,800	34,570	5.28		October 2006
National Bank of Arizona	Desert Mountain	24,000	23,249	5.75 to 6.75		June 2006
Texas Capital Bank	Ritz-Carlton Hotel Construction	10,500	10,500	4.92		July 2006
FHI Finance Loan	Sonoma Mission Inn	10,000	10,000	7.22		September 2009
Fleet National Bank (5)	Jefferson Station Apartments	41,009	8,370	4.72		November 2007
Wells Fargo Bank	3770 Hughes	7,800	7,800	4.00		February 2008
The Rouse Company	Hughes Center undeveloped land	7,500	7,500	6.75		December 2005
Construction, Acquisition and other obligations for various Residential projects	CRDI and Mira Vista	148,368	64,480	5.50 to 6.75		July 05 to Sept 08

Subtotal/Weighted Average		$597,380	$408,872	5.64%

Unsecured Variable Rate Debt:
Credit Facility (6)		$287,182	$202,000	4.77%		December 2006

Subtotal/Weighted Average		$287,182	$202,000	4.77%

Total/Weighted Average		$2,466,165	$2,192,475	6.94	% (7)

Average remaining term						3.0 years

(1)	For more information regarding the terms of our debt financing arrangements, including properties securing our secured debt and the method of calculation of the interest rate for our variable rate debt, see Note 9, “Notes Payable and Borrowings under the Credit Facility,” included in Item 1, “Financial Statements.”

(2)	In January 2005, we purchased a total of $115.7 million of defeasance investments to substitute as collateral for this loan. The cash flow from the defeasance investments (principal and interest) match the total debt service payment of this loan. In November 2004, we purchased $146.2 million of defeasance investments to legally defease $128.7 million of this loan.

(3)	Includes a portion of total premiums of $5.8 million reflecting market value of debt acquired with the purchase of Hughes Center portfolio.

(4)	This loan has a one one-year extension option.

(5)	This loan has two one-year extension options.

(6)	The Credit Facility has a maximum potential capacity of $300 million. Capacity is subject to income from the assets in the borrowing base. At March 31, 2005, the income from these assets limited borrowings under the facility to a maximum $287.2 million. The $202.0 million outstanding at March 31, 2005, excludes letters of credit issued under the facility of $11.8 million.

(7)	The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.08%.

     We are generally obligated by our debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. The financial covenants to which we are subject include, among others, leverage ratios, debt service coverage ratios and limitations on total indebtedness. The affirmative covenants to which we are subject under our debt agreements include, among others, provisions requiring us to comply with all laws relating to operation of any Properties securing the debt, maintain those Properties in good repair and working order, maintain adequate insurance and provide timely financial information. The negative covenants under our debt agreements generally restrict our ability to transfer or pledge assets or incur additional debt at a subsidiary level, limit our ability to engage in transactions with affiliates and place conditions on our or our subsidiaries’ ability to make distributions.

     Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt, and could cause the credit facility to become unavailable to us. In addition, an event of default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the Credit Facility, 2007 Notes, 2009 Notes, Bank of America Fund XII Term Loan, and the Fleet Term Loan after the notice and cure periods for the other indebtedness have passed. As a result, any uncured or unwaived event of default could have an adverse effect on our business, financial condition, or liquidity.

     Our secured debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the three months ended March 31, 2005, there were no other circumstances that required prepayment penalties or increased collateral related to our existing debt.

Debt Financing

     On May 2, 2005, we entered into a loan agreement with Deutsche Bank for a $110 million senior loan, a $40 million first mezzanine loan and a $15 million second mezzanine loan for total proceeds of $165.0 million, secured by Funding One Properties (Carter Burgess Plaza, 125 E. John Carpenter Freeway, The Aberdeen, Regency Plaza One and The Citadel). The loans have an interest-only term until maturity in June 2007, with three one-year extension options, and bear interest at a weighted average rate of LIBOR plus 147 basis points. The proceeds were used primarily to pay down the credit facility.

Defeasance of LaSalle Note I

     In January 2005, we released the remaining properties in Funding I that served as collateral for the LaSalle Note I, by purchasing an additional $115.7 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 3.20%. We placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of LaSalle Note I. The cash flow from these securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note I. This transaction was accounted for as an in-substance defeasance, therefore, the debt and the securities purchased remain on our Consolidated Balance Sheets.

Unconsolidated Debt Arrangements

     As of March 31, 2005, the total debt of the unconsolidated joint ventures and equity investments in which we have ownership interests was $2.1 billion, of which our share was $634.3 million. We guaranteed $4.3 million of this debt as of March 31, 2005. Additional information relating to our unconsolidated debt financing arrangements is contained in Note 8, “Investments in Unconsolidated Companies,” of Item 1, “Financial Statements.”

Derivative Instruments and Hedging Activities

     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of March 31, 2005, we had interest rate swaps and interest rate caps designated as cash flow hedges. The following table shows information regarding the fair value of our interest rate swaps and caps designated as cash flow hedge agreements, which is included in the “Other assets, net” line item in the Consolidated Balance Sheets, and additional interest expense and unrealized gains (losses) recorded in OCI for the three months ended March 31, 2005.

						Change in
	Notional	Maturity	Reference	Fair Market	Additional Interest	Unrealized Gains
Effective Date	Amount	Date	Rate	Value	Expense	(Losses) in OCI
(in thousands)
Interest rate swaps
2/15/03	$100,000	2/15/06	3.26%	$296	$173	$528
2/15/03	100,000	2/15/06	3.25%	298	172	527
9/02/03	200,000	9/01/06	3.72%	433	521	1,954
7/08/04 (1)	15,386	1/01/06	2.94%	92	—	71
1/15/05	6,100	10/15/06	4.83%	133	—	133

				$1,252	$866	$3,213
Interest rate caps
7/08/04 (1)	$12,206	1/01/06	4.00%	$3	$—	$28
1/7/05	7,800	2/01/08	6.00%	14	—	(6)

				$1,269	$866	$3,235

(1)	Cash flow hedge is at CRDI, a consolidated subsidiary.

     In addition, three of our unconsolidated companies have interest rate caps designated as cash flow hedges of which our portion of change in unrealized gains reflected in OCI was not significant for the three months ended March 31, 2005.

Unconsolidated Investments

     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of March 31, 2005.

		Our Ownership
Entity	Classification	as of March 31, 2005
Main Street Funding Partners, L.P.	Office (Bank One Center-Dallas)	50.0	%(1)
Crescent Miami Center, LLC	Office (Miami Center – Miami)	40.0	%(2)(3)
Crescent POC Investors, L.P.	Office (Post Oak Central – Houston)	23.9	%(4)(3)
Crescent HC Investors, L.P.	Office (Houston Center – Houston)	23.9	%(4)(3)
Crescent TC Investors, L.P.	Office (The Crescent – Dallas)	23.9	%(4)(3)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage – Dallas)	23.9	%(5)(3)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor – Dallas)	23.9	%(5)(3)
Crescent Fountain Place, L.P.	Office (Fountain Place – Dallas)	23.9	%(5)(3)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak – Houston)	30.0	%(6)(3)
Crescent One BriarLake Plaza, L.P.	Office (BriarLake Plaza – Houston)	30.0	%(7)(3)
Crescent 5 Houston Center, L.P.	Office (5 Houston Center-Houston)	25.0	%(8)(3)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower - Houston)	23.9	%(4)(3)
Austin PT BK One Tower Office Limited Partnership	Office (Bank One Tower-Austin)	20.0	%(9)(3)
Houston PT Three Westlake Office Limited Partnership	Office (Three Westlake Park – Houston)	20.0	%(9)(3)
Houston PT Four Westlake Office Limited Partnership	Office (Four Westlake Park-Houston)	20.0	%(9)(3)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7	%(10)
CR Operating, LLC	Resort/Hotel	48.0	%(11)
CR Spa, LLC	Resort/Hotel	48.0	%(11)
Blue River Land Company, L.L.C.	Other	50.0	%(12)
EW Deer Valley, L.L.C.	Other	41.7	%(13)
SunTx Fulcrum Fund, L.P.	Other	23.5	%(14)
SunTx Capital Partners, L.P.	Other	14.5	%(15)
G2 Opportunity Fund, L.P. (G2)	Other	12.5	%(16)

(1)	The remaining 50% interest is owned by Trizec Properties, Inc.

(2)	The remaining 60% interest is owned by an affiliate of a fund managed by JPM.

(3)	We have negotiated performance based incentives that allow for additional equity to be earned if return targets are exceeded.

(4)	Of the remaining 76.1% interest, 60% is owned by a fund advised by JPM and 16.1% is owned by affiliates of GE. Each limited partnership is owned by Crescent Big Tex I, L.P.

(5)	The remaining 76.1% interest is owned by a fund advised by JPM. Each limited partnership is owned by Crescent Big Tex II, L.P.

(6)	The remaining 70% interest is owned by an affiliate of GE.

(7)	The remaining 70% interest is owned by affiliates of JPM.

(8)	The remaining 75% interest is owned by a pension fund advised by JPM.

(9)	The remaining 80% interest is owned by an affiliate of GE.

(10)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(11)	The remaining 52% interest is owned by the founders of Canyon Ranch. CR Spa, L.L.C. operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(12)	The remaining 50% interest is owned by parties unrelated to us. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(13)	The remaining 58.3% interest is owned by parties unrelated to us. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(14)	Of the remaining 76.5% , 37.1% is owned by SunTx Capital Partners, L.P. and the remaining 39.4% is owned by a group of individuals unrelated to us. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(15)	SunTx Capital Partners, L.P. is the general partner of the SunTx Fulcrum Fund, L.P. The remaining 85.5% interest is owned by parties unrelated to us.

(16)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of Crescent’s Board of Trust Managers, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of Crescent and our Sole Director and Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties. Our investment balance at March 31, 2005 was approximately $1.1 million. In February 2005, we received a cash distribution of approximately $17.9 million, bringing total distributions to $40.3 million on an initial investment of $24.2 million.

Significant Accounting Policies

Critical Accounting Policies

     A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2004 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the first quarter of 2005.

Adoption of New Accounting Standards

     SFAS No. 123R. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R beginning January 1, 2006. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis. We are continuing to evaluate the impact of the adoption of SFAS No. 123R.

Funds from Operations

     FFO, as used in this document, means:

•	Net Income (Loss) — determined in accordance with GAAP;

•	excluding gains (or losses) from sales of depreciable operating property;

•	excluding extraordinary items (as defined by GAAP);

•	plus depreciation and amortization of real estate assets; and

•	after adjustments for unconsolidated partnerships and joint ventures.

     We calculate FFO available to partners – diluted – NAREIT definition in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Partners .

     The National Association of Real Estate Investment Trusts, or NAREIT, developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We consider FFO available to partners – diluted – NAREIT definition and FFO appropriate measures of performance for an operating partnership of an equity REIT and for its investment segments. However, FFO available to partners — diluted — NAREIT definition and FFO should not be considered an alternative to net income determined in accordance with GAAP as an indication of our operating performance.

     The aggregate cash distributions paid to our unitholders for the three months ended March 31, 2005 and 2004, was $44.5 million and $43.9 million, respectively. We reported Adjusted FFO available to partners – diluted of $28.9 million and $27.5 million, for the three months ended March 31, 2005 and 2004, respectively. We calculate Adjusted FFO available to partners – diluted by excluding the effect of impairment charges related to real estate assets and the effect of extinguishment of debt expense related to real estate asset sales. We reported FFO available to partners – diluted – NAREIT definition of $27.8 million and $25.2 million for the three months ended March 31, 2005 and 2004, respectively.

     An increase or decrease in FFO available to partners – diluted — NAREIT definition does not necessarily result in an increase or decrease in aggregate distributions because Crescent’s Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary to maintain Crescent’s REIT status. However, Crescent must distribute 90% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO available to partners – diluted — NAREIT definition will generally require an increase in distributions to unitholders although not necessarily on a proportionate basis.

     Accordingly, we believe that to facilitate a clear understanding of our consolidated historical operating results, FFO available to partners — diluted — NAREIT definition should be considered in conjunction with our net income and cash flows reported in the consolidated financial statements and notes to the financial statements. However, our measure of FFO available to partners – diluted — NAREIT definition may not be comparable to similarly titled measures of other operating partnerships of REITs because these REITs may apply the definition of FFO in a different manner than we apply it.

Consolidated Statements of Funds from Operations
(dollars in thousands)

	For the three months ended March 31,
	2005	2004
Net loss	$(1,513)	$(12,765)
Adjustments:
Depreciation and amortization of real estate assets	30,755	38,041
(Gain) loss on property sales, net	(2,589)	56
Extinguishment of debt expense related to real estate asset sales (1)	1,055	—
Impairment charges related to real estate assets and assets held for sale	—	2,351
Adjustment for investments in unconsolidated companies:
Office Properties	5,123	2,408
Resort/Hotel Properties	811	—
Residential Development Properties	(1,396)	(577)
Temperature-Controlled Logistics Properties	4,645	5,795
Series A Preferred Unit distributions	(5,990)	(5,751)
Series B Preferred Unit distributions	(2,019)	(2,019)

Adjusted funds from operations available to partners-diluted	$28,882	$27,539
Impairment charges related to real estate assets	—	(2,351)
Extinguishment of debt expense related to real estate asset sales(1)	(1,055)	—

Funds from operations available to partners -diluted — NAREIT definition	$27,827	$25,188

Investment Segments:
Office Properties	$52,426	$67,972
Resort/Hotel Properties	11,445	13,030
Residential Development Properties	4,907	6,174
Temperature-Controlled Logistics Properties	3,514	4,894
Other:
Corporate general and administrative	(10,328)	(6,917)
Interest expense	(33,279)	(45,008)
Series A Preferred Unit distributions	(5,990)	(5,751)
Series B Preferred Unit distributions	(2,019)	(2,019)
Other(2)	8,206	(4,836)

Adjusted funds from operations available to partners-diluted	$28,882	$27,539
Impairment charges related to real estate assets	—	(2,351)
Extinguishment of debt expense related to real estate asset sales(1)	(1,055)	—

Funds from operations available to partners -diluted — NAREIT definition	$27,827	$25,188

Basic Weighted average units outstanding	58,520	58,363
Diluted Weighted average units outstanding(3)	58,613	58,640

(1)	Extinguishment of debt related to the sale of real estate assets. An additional $0.4 million for the three months ended March 31, 2005, of extinguishment of debt that is not related to the sale of real estate assets is included in funds from operations available to partners.

(2)	Includes income from investment land sales, interest and other income, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets, and amortization of deferred financing costs.

(3)	See calculations for the amounts presented in the reconciliation following this table.

     The following schedule reconciles our basic weighted average units to the diluted weighted average units presented above:

	For the three months
	ended March 31,
(units in thousands)	2005	2004
Basic weighted average units:	58,520	58,363
Add: Weighted unit options	93	277

Diluted weighted average units	58,613	58,640

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     No material changes in our market risk occurred from December 31, 2004 through March 31, 2005. Information regarding our market risk at December 31, 2004, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

     Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, or the Exchange Act, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

     Internal Control Over Financial Reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, as appropriate, and effected by our employees, including management and Crescent’s Board of Trust Managers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that:

•	pertain to the maintenance of records that accurately and fairly reflect the transactions and dispositions of our assets in reasonable detail;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are made only in accordance with the authorization procedures we have established; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of any of our assets in circumstances that could have a material adverse effect on our financial statements.

     Limitations on the Effectiveness of Controls. Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operations have been detected.

     These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that our design will succeed in achieving its stated goals under all potential future conditions. Over time, our current controls may become inadequate because of changes in conditions that cannot be anticipated at the present time, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Scope of the Evaluation. The evaluations by our Chief Executive Officer and our Chief Financial Officer of our disclosure controls and procedures and our internal control over financial reporting included a review of procedures and our internal audit, as well as discussions with our Disclosure Committee, independent public accountants and others in our organization, as appropriate. In conducting the evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The evaluation of our disclosure controls and procedures and our internal control over financial reporting is done on a quarterly basis, so that the conclusions concerning the effectiveness of such controls can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Our internal control over financial reporting is also assessed on an ongoing basis by personnel in our accounting department and by our independent auditors in connection with their audit and review activities.

     The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal control over financial reporting and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures and internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information is important both for the evaluation generally and because the Section 302 certifications require that our Chief Executive Officer and our Chief Financial Officer disclose that information to the Audit Committee of Crescent’s Board of Trust Managers and our independent auditors and also require us to report on related matters in this section of the Annual Report on Form 10-K. In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a “significant deficiency” is a “control deficiency,” or a combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.

     A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “material weakness” is defined in Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We also sought to deal with other control matters in the evaluation, and in any case in which a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

     Periodic Evaluation and Conclusion of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report.

     Changes in Internal Control Over Financial Reporting. We made no changes to our internal control over financial reporting during the three months ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     As of December 31, 2004, we completed an evaluation of the effectiveness of our internal controls over financial reporting, noting material weaknesses at the Canyon Ranch Resort Properties. On January 18, 2005, we contributed a portion of our interests in these properties to a newly formed joint venture. As a result, we now have a 48% interest in an entity that owns these properties and we no longer consolidate them. We have determined our internal controls over financial reporting for equity investments for the year ended December 31, 2004 are effective, as a result, management believes that the deficiencies identified at the Canyon Ranch Resort Properties no longer constitute material weaknesses in our internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the three months ended March 31, 2005, we issued 17,500 restricted units to one of our officers pursuant to our 2004 Long-Term Incentive Plan. The issuance of restricted units was exempt from registration as a private placement under Section 4(2) of the Securities Act of 1933.

Item 5. Other Information

     (a) Determination of CEO Salary for 2005 and CEO Bonus for 2004. On March 21, 2005, Crescent’s Board of Trust Managers approved the recommendations of the Compensation Committee of the General Partner that the 2005 base salary of John C. Goff, our Sole Director and Chief Executive Officer or CEO, remain at the 2004 level of $900,000 per year and that he receive a bonus of $900,000 for 2004.

     Determination of Bonus Plan Performance Criteria for 2005. The Compensation Committee of the General Partner administers our Annual Incentive Compensation Plan For Select Employees of Crescent Real Estate Equities, Ltd., which we refer to as the Bonus Plan. On February 17, 2005, the Compensation Committee established (i) the positions to be covered by the Bonus Plan for 2005, (ii) the maximum annual bonus that the individual holding each position will be eligible to earn for 2005, and (iii) the performance criteria that an individual must satisfy to earn each level of bonus available to that individual. The performance criteria established generally consist of three components: a corporate component, a functional component and an individual component. The Compensation Committee has determined that the corporate component and the individual component of the performance criteria will apply to all of our officers. The functional component will apply to most, but not all, of our officers. A specified percentage of the maximum bonus is payable to an officer for each component of the performance criteria that applies to that officer and is met, and there may be intermediate thresholds within each component that affect the amount of the bonus payable to the officer. The percentage of the maximum bonus associated with the corporate component is payable to a particular officer only if we achieve a specified level of operating performance for 2005. The percentage of the maximum bonus associated with the functional unit component of the performance criteria, if any, is payable to a particular officer only if the functional unit within which that officer operates achieves specified performance measures specific to that functional unit. The percentage of the maximum bonus associated with the individual component of the performance criteria is payable to a particular officer only if the officer satisfies subjective performance criteria separately established for that officer. The Compensation Committee determined that each of our executive officers (other than the Chief Executive Officer, who is not eligible to participate in the Bonus Plan) was eligible to receive bonuses for 2005 performance. The maximum bonus for which these executive officers are eligible ranges from 100% to 150% of their annual base salaries.

     Determination of 2004 Bonus for Executive Officers other than CEO. On February 17, 2005, the Compensation Committee of the General Partner determined the 2004 bonuses for our executive officers, other than the Chief Executive Officer. The bonuses paid to our “Named Executive Officers,” who are the four most highly compensated executive officers during 2004 other than the Chief Executive Officer, for 2004 performance were as follows:

Named Executive Officer and Title	Bonus
Dennis H. Alberts President and Chief Operating Officer	$500,000
Kenneth S. Moczulski Managing Director, Investments	$273,000
Jane E. Mody Managing Director, Capital Markets	$272,250
Jerry R. Crenshaw, Jr. Managing Director and Chief Financial Officer	$254,100

     In addition to the four Named Executive Officers, five other executive officers received bonuses for 2004 performance in amounts ranging from $138,750 to $254,100.

     Determination of 2005 Salary for Named Executive Officers other than CEO. On February 17, 2005, the General Partner approved the 2005 salaries for each of our officers other than the Chief Executive Officer. The amount of the 2005 annual salary for each of our Named Executive Officers is as follows:

Named Executive Officer	Salary
Dennis H. Alberts	$500,000
Kenneth S. Moczulski	$350,000
Jane E. Mody	$330,000
Jerry R. Crenshaw, Jr.	$330,000

Item 6. Exhibits

     The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP (Registrant)

	By:	Crescent Real Estate Equities, Ltd. Its General Partner

	By	/s/	John C. Goff

John C. Goff
Date: May 6, 2005			Sole Director and Chief Executive Officer

	By	/s/	Jerry R. Crenshaw, Jr.

Jerry R. Crenshaw, Jr.
Managing Director and Chief Financial Officer
Date: May 6, 2005			(Principal Financial and Accounting Officer)

CRESCENT FINANCE COMPANY (Registrant)

	By	/s/	John C. Goff

John C. Goff
Date: May 6, 2005			Sole Director and Chief Executive Officer

	By	/s/	Jerry R. Crenshaw, Jr.

Jerry R. Crenshaw, Jr.
Managing Director and Chief Financial Officer
Date: May 6, 2005			(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.01	Third Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of January 2, 2003, as amended (filed as Exhibit No. 10.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of Crescent Real Estate Equities Company (the “Company”) and incorporated herein by reference)

3.02	Certificate of Incorporation of Crescent Finance Company (filed as Exhibit No. 3.02 to the Registration Statement on Form S-4 (File No. 333-89194) of the Registrants (the “Form S-4”) and incorporated herein by reference)

3.03	Bylaws of Crescent Finance Company, as amended (filed herewith)

4.01	Restated Declaration of Trust of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.1 to the Company’s Current Report on Form 8-K filed April 25, 2002 and incorporated herein by reference)

4.02	Third Amended and Restated Bylaws of Crescent Real Estate Equities Company (filed as Exhibit No. 3.1 to the Company’s current Report on Form 8-K filed March 24, 2005 and incorporated herein by reference)

*4	Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrants by this filing agree, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrants

12.01	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith)

31.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)