Form 10-Q
period 2006-09-30
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP; CRESCENT FINANCE CO
filed 2006-11-08
CIK 1010958, 1174272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTER ENDED September 30, 2006
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
YES ☐       NO ☑
*Crescent Finance Company meets the conditions set forth in General Instruction H (1) (a) and (b) or Form 10-Q and therefore is filing this form with the reduced disclosure format.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
FORM 10-Q

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except unit data)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS:
Investments in real estate:
Land	$192,946	$183,228
Land improvements, net of accumulated depreciation of $34,783 and $29,784 at September 30, 2006 and December 31, 2005, respectively	75,402	70,494
Buildings and improvements, net of accumulated depreciation of $512,353 and $456,628 at September 30, 2006 and December 31, 2005, respectively	1,901,077	1,760,920
Furniture, fixtures and equipment, net of accumulated depreciation of $38,229 and $34,129 at September 30, 2006 and December 31, 2005, respectively	40,079	37,236
Land held for investment or development	789,549	574,527
Properties held for disposition, net	4,016	28,918

Net investment in real estate	$3,003,069	$2,655,323

Cash and cash equivalents	$76,887	$84,128
Restricted cash and cash equivalents	74,666	84,699
Defeasance investments	113,599	274,134
Accounts receivable, net	46,666	56,402
Deferred rent receivable	65,799	70,074
Investments in unconsolidated companies	388,217	393,535
Notes receivable, net	253,279	219,016
Income tax asset-current and deferred	13,994	8,291
Other assets, net	275,423	293,478

Total assets	$4,311,599	$4,139,080

LIABILITIES:
Borrowings under Credit Facility	$301,000	$234,000
Notes payable	2,138,572	1,948,152
Junior subordinated notes	77,321	77,321
Accounts payable, accrued expenses and other liabilities	507,309	469,647
Deferred tax liability	—	1,093

Total liabilities	$3,024,202	$2,730,213

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:	$54,498	$53,562

UNITS SUBJECT TO REDEMPTION:
Vested units – outstanding 1,292,500 and 718,500 at September 30, 2006 and December 31, 2005	$56,379	$28,481
Unvested units – outstanding 1,585,500 at September 30, 2006	3,777	—

Total units subject to redemption	$60,156	$28,481

PARTNERS’ CAPITAL:
Series A Convertible Cumulative Preferred Units, liquidation preference of $25.00 per unit, 14,200,000 units issued and outstanding at September 30, 2006 and December 31, 2005	$319,166	$319,166
Series B Convertible Cumulative Preferred Units, liquidation preference of $25.00 per unit, 3,400,000 units issued and outstanding at September 30, 2006 and December 31, 2005	81,923	81,923
Units of Partnership Interest, 62,797,725 and 62,137,205 issued and outstanding at September 30, 2006 and December 31, 2005, respectively:
General partner – outstanding 627,977 and 621,372	8,386	9,802
Limited Partners – outstanding 59,291,748 and 60,797,333	764,430	914,548
Accumulated other comprehensive income (loss)	(1,162)	1,385

Total partners’ capital	$1,172,743	$1,326,824

Total liabilities and partners’ capital	$4,311,599	$4,139,080

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except unit data)
(unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
REVENUE:
Office Property	$103,115	$96,283	$313,188	$277,849
Resort Residential Development Property	67,662	78,401	220,517	218,714
Resort/Hotel Property	33,870	35,787	104,609	105,546

Total Property revenue	$204,647	$210,471	$638,314	$602,109

EXPENSE:
Office Property real estate taxes	$10,443	$9,509	$30,725	$29,421
Office Property operating expenses	40,863	40,574	122,006	114,446
Resort Residential Development Property expense	63,725	68,706	205,105	191,154
Resort/Hotel Property expense	25,170	26,531	78,441	81,989

Total Property expense	$140,201	$145,320	$436,277	$417,010

Income from Property Operations	$64,446	$65,151	$202,037	$185,099

OTHER INCOME (EXPENSE):
Income from sale of investment in unconsolidated company	$24,249	$—	$28,546	$—
Income from investment land sales	228	—	228	8,424
Gain (loss) on joint venture of properties	(6)	276	(6)	1,816
Gain (loss) on property sales	(12)	(39)	286	141
Interest and other income	10,743	7,412	35,921	20,622
Corporate general and administrative	(10,937)	(11,751)	(37,575)	(33,143)
Interest expense	(34,569)	(34,076)	(100,623)	(103,434)
Amortization of deferred financing costs	(2,025)	(2,139)	(5,638)	(6,183)
Extinguishment of debt	—	(361)	—	(2,028)
Depreciation and amortization	(37,330)	(36,937)	(110,966)	(111,943)
Other expenses	(5,047)	(1,686)	(8,825)	(2,362)
Equity in net income (loss) of unconsolidated companies:
Office Properties	2,340	3,202	7,208	9,888
Resort Residential Development Properties	(333)	(839)	(457)	(647)
Resort/Hotel Properties	(1,424)	(733)	(3,510)	28
Temperature-Controlled Logistics Properties	(1,832)	77	(4,432)	(2,266)
Other	491	210	1,016	10,971

Total other income (expense)	$(55,464)	$(77,384)	$(198,827)	$(210,116)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$8,982	$(12,233)	$3,210	$(25,017)
Minority interests	(1,227)	(1,282)	(2,177)	(3,833)
Income tax benefit	3,337	754	7,663	2,299

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$11,092	$(12,761)	$8,696	$(26,551)
Income from discontinued operations	72	957	232	4,950
Impairment charges related to real estate assets from discontinued operations	(125)	(75)	(125)	(75)
Gain on sale of real estate from discontinued operations	60	105,572	165	107,339

NET INCOME	$11,099	$93,693	$8,968	$85,663

Series A Preferred Unit distributions	(5,991)	(5,991)	(17,972)	(17,972)
Series B Preferred Unit distributions	(2,019)	(2,019)	(6,056)	(6,056)

NET INCOME (LOSS) AVAILABLE TO PARTNERS	$3,089	$85,683	$(15,060)	$61,635

BASIC EARNINGS PER UNIT DATA:
Income (loss) available to partners before discontinued operations	$0.05	$(0.35)	$(0.25)	$(0.86)
Income from discontinued operations	—	0.02	—	0.08
Impairment charges related to real estate assets from discontinued operations	—	—	—	—
Gain on sale of real estate from discontinued operations	—	1.78	—	1.83

Net income (loss) available to partners – basic	$0.05	$1.45	$(0.25)	$1.05

DILUTED EARNINGS PER UNIT DATA:
Income (loss) available to partners before discontinued operations	$0.05	$(0.35)	$(0.25)	$(0.86)
Income from discontinued operations	—	0.02	—	0.08
Impairment charges related to real estate assets from discontinued operations	—	—	—	—
Gain on sale of real estate from discontinued operations	—	1.78	—	1.83

Net income (loss) available to partners – diluted	$0.05	$1.45	$(0.25)	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(dollars in thousands)
(unaudited)

	Preferred	General	Limited	Accumulated
	Partners’	Partners’	Partners’	Comprehensive	Partners’
	Capital	Capital	Capital	Income	Capital
PARTNERS’ CAPITAL, December 31, 2005	$401,089	$9,802	$914,548	$1,385	$1,326,824

Contributions	—	226	22,348	—	22,574

Distributions	—	(1,384)	(136,984)	—	(138,368)

Amortization of Restricted Shares	—	8	780	—	788

Amortization of Stock and Unit Options	—	12	1,219	—	1,231

Net Loss Available to Partners	—	(151)	(14,909)	—	(15,060)

Units Subject to Redemption	—	(127)	(22,572)	—	(22,699)

Change in Unrealized Net Gain on Marketable Securities	—	—	—	(641)	(641)

Change in Unrealized Net Gain on Cash Flow Hedges	—	—	—	(1,906)	(1,906)

PARTNERS’ CAPITAL, September 30, 2006	$401,089	$8,386	$764,430	$(1,162)	$1,172,743

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REALESTATE EQUITIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the nine months ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$8,968	$85,663
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	116,667	121,605
Extinguishment of debt	—	2,138
Resort Residential Development cost of sales	114,702	112,459
Resort Residential Development capital expenditures	(342,172)	(255,585)
Impairment charges related to real estate assets from discontinued operations	125	75
Income from investment land sales	(228)	(8,424)
(Gain) loss on joint venture of properties	6	(1,816)
Gain on property sales	(451)	(107,480)
Income from sale of investment in unconsolidated company	(28,546)	—
Minority interests	2,177	3,833
Non-cash compensation	10,805	7,114
Amortization of debt premiums	(1,551)	(1,845)
Equity in loss (earnings) from unconsolidated companies	175	(17,974)
Ownership portion of management fees from unconsolidated investments	5,533	5,283
Distributions received from unconsolidated companies	4,911	12,109
Change in assets and liabilities, net of acquisitions and dispositions:
Restricted cash and cash equivalents	4,121	27,927
Accounts receivable and notes receivable	(17,867)	6,707
Deferred rent receivable	4,274	(16,987)
Current and deferred income taxes	(6,796)	(2,932)
Other assets	(9,821)	(20,028)
Accounts payable, accrued expenses and other liabilities	34,349	51,467

Net cash (used in) provided by operating activities	$(100,619)	$3,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from property sales	$24,335	$236,572
Proceeds from sale of investment in unconsolidated company and related property sales	34,313	—
Proceeds from joint venture partners	—	144,193
Acquisition of investment properties	(30,675)	(186,901)
Development of investment properties	(107,623)	(49,177)
Property improvements – Office Properties	(9,590)	(8,080)
Property improvements – Resort/Hotel Properties	(19,785)	(5,076)
Tenant improvement and leasing costs – Office Properties	(46,849)	(50,719)
Resort Residential Development Properties investments	(18,927)	(23,470)
Decrease (increase) in restricted cash and cash equivalents	8,913	(3,160)
Purchases of defeasance investments	—	(115,710)
Proceeds from defeasance investment maturities and other securities	172,845	20,430
Return of investment in unconsolidated companies	21,988	21,777
Investment in unconsolidated companies	(20,496)	(14,131)
Increase in notes receivable	(5,770)	(67,479)

Net cash provided by (used in) investing activities	$2,679	$(100,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(3,785)	$(9,867)
Borrowings under Credit Facility	284,000	550,300
Payments under Credit Facility	(217,000)	(519,800)
Notes payable proceeds	233,201	370,026
Notes payable payments	(174,082)	(257,510)
Junior subordinated notes proceeds	—	77,321
Resort Residential Development Properties notes payable borrowings	205,517	179,870
Resort Residential Development Properties notes payable payments	(96,269)	(85,253)
Capital distributions to joint venture partners	(9,532)	(6,271)
Capital contributions from joint venture partners	8,446	7,104
Capital contributions to the Operating Partnership	22,574	21,412
Series A Preferred Unit distributions	(17,972)	(17,972)
Series B Preferred Unit distributions	(6,056)	(6,056)
Distributions from the Operating Partnership	(138,343)	(133,774)

Net cash provided by financing activities	$90,699	$169,530

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(7,241)	$71,908

CASH AND CASH EQUIVALENTS, Beginning of period	84,128	84,460

CASH AND CASH EQUIVALENTS, End of period	$76,887	$156,368

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION
     References to “we,” “us,” “our” and “the Operating Partnership” refer to Crescent Real Estate Equities Limited Partnership, and, unless the context otherwise requires, our direct and indirect subsidiaries; “Crescent” refers to Crescent Real Estate Equities Company and its subsidiaries, including the Operating Partnership; and “the General Partner” refers to Crescent Real Estate Equities, Ltd., our sole general partner. We have no officers or employees. References to “our” officers or employees, refers to officers and employees of the General Partner.
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
     All of our limited partners, other than Crescent, own, in addition to limited partner interests, units. Each unit generally entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of Crescent or, at Crescent’s option, an equivalent amount of cash. For purposes of this report, the term “unit” or “unit of partnership interest” refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of September 30, 2006, Crescent’s approximately 81% limited partner interest has been treated as equivalent, for purposes of this report, to 50,740,575 units and the remaining approximately 18% limited partner interest was 11,429,173 units. In addition, Crescent’s 1% general partner interest has been treated as equivalent, for purposes of this report, to 627,977 units.
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
     The following table shows our consolidated subsidiaries that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of September 30, 2006.

Operating Partnership	Wholly-owned assets – The Avallon IV, Dupont Centre and Financial Plaza, included in our Office Segment.

Non wholly-owned assets, consolidated – 301 Congress Avenue (50% interest), included in our Office Segment. Fairmont Sonoma Mission Inn (80.1% interest), included in our Resort/Hotel Segment.

Non wholly-owned assets, unconsolidated – Bank One Center (50% interest), 2211 Michelson Office Development – Irvine (40% interest), Three Westlake Park (20% interest), Miami Center (40% interest), One BriarLake Plaza (30% interest), Five Post Oak Park (30% interest), Houston Center (23.85% interest in three office properties and the Houston Center Shops), The Crescent Atrium (23.85% interest), The Crescent Office Towers (23.85% interest), Trammell Crow Center(1) (23.85% interest), Post Oak Central (23.85% interest in three Office Properties), Fountain Place (23.85% interest), Fulbright Tower (23.85% interest) and One Buckhead Plaza (35% interest), included in our Office Segment. AmeriCold Realty Trust (31.7% interest in 86 properties), included in our Temperature-Controlled Logistics Segment. Canyon Ranch Tucson and Canyon Ranch Lenox (48% interest), included in our Resort/Hotel Segment.

Crescent Real Estate Funding One, L.P. (Funding One)	Wholly-owned assets – Carter Burgess Plaza, 125 E. John Carpenter Freeway, The Aberdeen, Regency Plaza One and The Citadel, included in our Office Segment.

Hughes Center Entities(2)	Wholly-owned assets – Hughes Center Properties (eight office properties each in a separate limited liability company), 3883 Hughes Parkway (Office Development), included in our Office Segment.

Crescent Real Estate Funding III, IV and V, L.P. (Funding III, IV and V)(3)	Non wholly-owned assets, consolidated – Greenway Plaza Office Properties (ten Office Properties, 99.9% interest), included in our Office Segment. Renaissance Houston Hotel (99.9% interest), included in our Resort/Hotel Segment.

Crescent Real Estate Funding VIII, L.P. (Funding VIII)	Wholly-owned assets – The Addison, Austin Centre, The Avallon I, II, III and V, Exchange Building, 816 Congress, Greenway I & IA (two office properties), Greenway II, Johns Manville Plaza, One Live Oak, Palisades Central I, Palisades Central II, Stemmons Place, 3333 Lee Parkway, 44 Cook and 55 Madison, included in our Office Segment. Omni Austin Hotel and Ventana Inn & Spa, included in our Resort/Hotel Segment.

Crescent Real Estate Funding XII, L.P. (Funding XII)	Wholly-owned assets – Briargate Office and Research Center, MacArthur Center I & II and Stanford Corporate Center, included in our Office Segment. Park Hyatt Beaver Creek Resort & Spa, included in our Resort/Hotel Segment.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crescent 707 17th Street, LLC	Wholly-owned assets – 707 17th Street, included in our Office Segment and the Denver Marriott City Center, included in our Resort/Hotel Segment.

Crescent Peakview Tower, LLC	Wholly-owned asset – Peakview Tower, included in our Office Segment.

Crescent Alhambra, LLC	Wholly-owned asset – The Alhambra (two Office Properties), included in our Office Segment.

Crescent Datran Center, LLC	Wholly-owned asset – Datran Center (two Office Properties), included in our Office Segment.

Crescent Spectrum Center, L.P.	Non wholly-owned asset, consolidated – Spectrum Center (99.9% interest), included in our Office Segment.

Crescent-JMIR Paseo Del Mar, LLC	Non wholly-owned asset, consolidated – Paseo Del Mar Office Development (80% interest), included in our Office Segment.

C-C Parkway Austin, L.P.	Non wholly-owned asset, consolidated – Parkway at Oakhill Office Development (90% interest), included in our Office Segment.

Crescent Colonnade, LLC	Wholly-owned asset – The BAC-Colonnade Building, included in our Office Segment.

Mira Vista Development Corp. (MVDC)	Non wholly-owned asset, consolidated – Mira Vista (98% interest), included in our Resort Residential Development Segment.

Jefferson Station, L.P.(4)	Non wholly-owned asset, consolidated – JPI (50% interest), included in our Resort Residential Development Segment.

Crescent Plaza Residential, L.P.	Wholly-owned asset – the Residences at the Ritz-Carlton Development, included in our Resort Residential Development Segment.

Crescent Tower Residential, L.P.	Wholly-owned asset – the Tower Residences and Regency Row at the Ritz-Carlton Development, included in our Resort Residential Development Segment.

Crescent Plaza Hotel Owner, L.P.	Wholly-owned asset – the Ritz-Carlton Hotel Development, included in our Resort/Hotel Segment.

Houston Area Development Corp. (HADC)	Non wholly-owned assets, consolidated – Falcon Point (98% interest) and Spring Lakes (98% interest), included in our Resort Residential Development Segment.

Desert Mountain Development Corporation (DMDC)	Non wholly-owned asset, consolidated – Desert Mountain (93% interest), included in our Resort Residential Development Segment.

Crescent Resort Development Inc. (CRDI)(4)	Wholly-owned asset – The Residences at Park Hyatt Beaver Creek, included in our Resort Residential Development Segment.

Non wholly-owned assets, consolidated – Brownstones (64% interest), Creekside Townhomes at Riverfront Park (64% interest), Delgany (64% interest), One Riverfront (64% interest), Beaver Creek Landing (59% interest), Eagle Ranch (76% interest), Gray’s Crossing (71% interest), Hummingbird (64% interest), Main Street Vacation Club (30% interest), Northstar Highlands (57% interest), Northstar Village (57% interest), Old Greenwood (71% interest), Riverbend (68% interest), Village Walk (58% interest), Tahoe Mountain Club (71% interest) and Ritz-Carlton Highlands (71% interest), included in our Resort Residential Development Segment.

Non wholly-owned assets, unconsolidated – Blue River Land Company, LLC – Three Peaks (33.2% interest), EW Deer Valley, LLC (35.7% interest) and East West Resort Development XIV, L.P., L.L.L.P. (26.8%), included in our Resort Residential Development Segment.

(1)	We own 23.85% of the economic interest in Trammell Crow Center through our ownership of a 23.85% interest in the joint venture that holds fee simple title to the Office Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and the building.

(2)	In addition, we own nine retail parcels located in Hughes Center.

(3)	Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

(4)	We receive a preferred return on our invested capital before cash flows are allocated to the partners.
     See Note 8, “Investments in Unconsolidated Companies,” for a table that lists our ownership in significant unconsolidated joint ventures and investments as of September 30, 2006.
     See Note 9, “Notes Payable and Borrowings Under Credit Facility,” for a list of certain other subsidiaries, all of which are consolidated in our financial statements and were formed primarily for the purpose of obtaining secured debt.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segments
     Our assets and operations consisted of four investment segments at September 30, 2006, as follows:
•	Office Segment;

•	Resort Residential Development Segment;

•	Resort/Hotel Segment; and

•	Temperature-Controlled Logistics Segment.
     Within these segments, we owned in whole or in part the following operating real estate assets, which we refer to as the Properties, as of September 30, 2006:
•	Office Segment consisted of 74 office properties, which we refer to as the Office Properties, located in 28 metropolitan submarkets in eight states, with an aggregate of approximately 29.8 million net rentable square feet. Fifty-four of the Office Properties are wholly-owned and 20 are owned through joint ventures, two of which are consolidated and 18 of which are unconsolidated.

•	Resort Residential Development Segment consisted of our ownership of common stock representing interests of 98% to 100% in four Resort Residential Development Corporations and three limited partnerships. These Resort Residential Development Corporations, through partnership arrangements, owned in whole or in part 28 upscale resort residential development properties, which we refer to as the Resort Residential Development Properties.

•	Resort/Hotel Segment consisted of five luxury and destination fitness resorts and spas with a total of 949 rooms/guest nights and three upscale business-class hotel properties with a total of 1,376 rooms, which we refer to as the Resort/Hotel Properties. Five of the Resort/Hotel Properties are wholly-owned, one is owned through a joint venture that is consolidated and two are owned through joint ventures that are unconsolidated.

•	Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT. As of September 30, 2006, AmeriCold operated 102 facilities, of which 86 were wholly-owned, one was partially-owned and fifteen were managed for outside owners. The 87 owned and partially-owned facilities, which we refer to as the Temperature-Controlled Logistics Properties, had an aggregate of approximately 445.1 million cubic feet (17.7 million square feet) of warehouse space. AmeriCold also owned one quarry and the related land.
     See Note 3, “Segment Reporting,” for a table showing selected financial information for each of these investment segments for the nine months ended September 30, 2006 and 2005, and total assets, consolidated property level financing, consolidated other liabilities and minority interests for each of these investment segments at September 30, 2006 and December 31, 2005.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Adoption of New Accounting Standards
     SFAS No. 123R. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We were required to apply SFAS No. 123R beginning January 1, 2006. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis. We adopted SFAS No. 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Additionally, our prior interim periods and fiscal years do not reflect any restated amounts due to the adoption of SFAS No. 123R. We estimate an additional $1.4 million and $0.2 million of expense will be recorded for the years ended December 31, 2006 and 2007, respectively, for stock and unit options due to the adoption of SFAS No. 123R.
     EITF 04-5. At its June 2005 meeting, the Emerging Issues Task Force, or EITF, reached a consensus regarding Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 was effective immediately for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance is effective for existing limited-partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The guidance provides a framework for addressing the question of when a general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of Interpretation No. 46(R), Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, or FIN 46R or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights (EITF 96-16). The FASB has amended Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF 96-16, to conform and align with the guidelines set forth in EITF 04-5. There was no impact to our financial condition or results of operations from the adoption of EITF 04-5.
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
     FASB Interpretation 48. In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. We are currently evaluating the impact, if any, to our financial condition and results of operations from the adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the beginning balance of partners’ capital on January 1, 2007.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new FASB rule defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, to our financial condition or results of operations from the adoption of SFAS No. 157.
     SAB No. 108. In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108), which is effective for fiscal years ending after November 15, 2006. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. We do not believe there will be an impact to our financial condition or results of operations from the adoption of SAB No. 108.
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
     The following tables present the reconciliation for the three and nine months ended September 30, 2006 and 2005, of basic and diluted earnings per unit from “Income (loss) before discontinued operations” to “Net income (loss) available to partners.” The tables also include weighted average units on a basic and diluted basis.

	For the three months ended September 30,
	2006			2005
		Wtd.	Per		Wtd.	Per
	Income	Avg.	Unit	(Loss)	Avg.	Unit
(in thousands, except per unit amounts)	(Loss)	Units	Amount	Income	Units	Amount
Basic EPS -

Income (loss) before discontinued operations	$11,092	61,068		$(12,761)	59,286
Series A Preferred Unit distributions	(5,991)			(5,991)
Series B Preferred Unit distributions	(2,019)			(2,019)

Income (loss) available to partners before discontinued operations	$3,082	61,068	$0.05	$(20,771)	59,286	$(0.35)

Income from discontinued operations	72		—	957		0.02
Impairment charges related to real estate assets from discontinued operations	(125)		—	(75)		—
Gain on sale of real estate from discontinued operations	60		—	105,572		1.78

Net income available to partners	$3,089	61,068	$0.05	$85,683	59,286	$1.45

	For the three months ended September 30,
	2006			2005
		Wtd.	Per		Wtd.	Per
	Income	Avg.	Unit	(Loss)	Avg.	Unit
(in thousands, except per unit amounts)	(Loss)	Units	Amount	Income	Units	Amount
Diluted EPS -

Income (loss) before discontinued operations	$11,092	61,068		$(12,761)	59,286
Series A Preferred Unit distributions	(5,991)			(5,991)
Series B Preferred Unit distributions	(2,019)			(2,019)
Effect of dilutive securities:
Share and unit options		807			— (1)

Income (loss) available to partners before discontinued operations	$3,082	61,875	$0.05	$(20,771)	59,286	$(0.35)

Income from discontinued operations	72		—	957		0.02
Impairment charges related to real estate assets from discontinued operations	(125)		—	(75)		—
Gain on sale of real estate from discontinued operations	60		—	105,572		1.78

Net income available to partners	$3,089	61,875	$0.05	$85,683	59,286	$1.45

(1)	Share and unit options are not included because the effect of their conversion would be antidilutive to loss available to partners before discontinued operations.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended September 30,
	2006			2005
		Wtd.	Per		Wtd.	Per
	Income	Avg.	Unit	(Loss)	Avg.	Unit
(in thousands, except per unit amounts)	(Loss)	Units	Amount	Income	Units	Amount
Basic/Diluted EPS – (1)

Income (loss) before discontinued operations	$8,696	60,628		$(26,551)	58,783
Series A Preferred Unit distributions	(17,972)			(17,972)
Series B Preferred Unit distributions	(6,056)			(6,056)

Loss available to partners before discontinued operations	$(15,332)	60,628	$(0.25)	$(50,579)	58,783	$(0.86)

Income from discontinued operations	232		—	4,950		0.08
Impairment charges related to real estate assets from discontinued operations	(125)		—	(75)		—
Gain on sale of real estate from discontinued operations	165		—	107,339		1.83

Net (loss) income available to partners	$(15,060)	60,628	$(0.25)	$61,635	58,783	$1.05

(1)	Share and unit options are not included because the effect of their conversion would be antidilutive to loss available to partners before discontinued operations.
     The effect of the conversion of the Series A Convertible Cumulative Preferred Units are not included in the computation of diluted EPS for the three and nine months ended September 30, 2006 and 2005, since the effect of the conversions are not dilutive.
Supplemental Disclosure to Statements of Cash Flows

	For the nine months ended
Supplemental disclosures of cash flow information:	September 30,
(in thousands)	2006	2005
Cash paid for interest	$(118,385)	$(116,317)

Cash received (paid) for income taxes	$867	$(633)

Interest capitalized – Office	$3,795	$173
Interest capitalized – Resort Residential Development	16,093	14,716
Interest capitalized – Resort/Hotel	2,008	523
Total interest capitalized	$21,896	$15,412

Supplemental disclosures of non cash activities:

Assumption of debt in conjunction with acquisition of Office Property	$23,605	$—

Joint venture of Office Properties’ debt	$—	$158,350

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
     Selected financial information related to each segment for the three and nine months ended September 30, 2006 and 2005, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at September 30, 2006 and 2005, are presented in the following tables:
     Selected Financial Information:

	For the three months ended September 30, 2006
		Resort		Temperature-
		Residential		Controlled	Corporate
	Office	Development	Resort/Hotel	Logistics	and
(in thousands)	Segment(1)	Segment	Segment	Segment	Other(2)	Total
Total Property revenue	$103,115	$67,662	$33,870	$—	$—	$204,647
Total Property expense	51,306	63,725	25,170	—	—	140,201

Income from Property Operations	$51,809	$3,937	$8,700	$—	$—	$64,446

Total other income (expense)	(586)	(5,023)	(5,795)	(1,831)	(42,229)	(55,464)
Minority interests and income taxes	(1,399)	3,230	339	—	(60)	2,110
Discontinued operations	52	—	—	—	(45)	7

Net income (loss)	$49,876	$2,144	$3,244	$(1,831)	$(42,334)	$11,099

Depreciation and amortization of real estate assets	$25,936	$2,620	$4,017	$—	$—	$32,573
(Gain) loss on property sales	(9,558)	6	—	—	—	(9,552)
Promoted interest related to the sale of investment in unconsolidated companies	(14,742)		—	—	—	(14,742)
Adjustments for investment in unconsolidated companies	5,770	(3,276)	1,204	4,212	—	7,910
Series A Preferred unit distributions	—	—	—	—	(5,991)	(5,991)
Series B Preferred unit distributions	—	—	—	—	(2,019)	(2,019)

Adjustments to reconcile net income (loss) to funds from operations available to partners — diluted	$7,406	$(650)	$5,221	$4,212	$(8,010)	$8,179

Funds from operations available to partners–diluted	$57,282	$1,494	$8,465	$2,381	$(50,344)	$19,278

See footnotes following the table.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Selected Financial Information:

	For the three months ended September 30, 2005
		Resort		Temperature
		Residential		-Controlled	Corporate
	Office	Development	Resort/Hotel	Logistics	and
(in thousands)	Segment(1)	Segment	Segment	Segment	Other(2)	Total
Total Property revenue	$96,283	$78,401	$35,787	$—	$—	$210,471
Total Property expense	50,083	68,706	26,531	—	—	145,320

Income from Property Operations	$46,200	$9,695	$9,256	$—	$—	$65,151

Total other income (expense)	(23,697)	(5,156)	(5,317)	76	(43,290)	(77,384)
Minority interests and income taxes	(1,365)	858	151	—	(172)	(528)
Discontinued operations	106,535	—	—	—	(81)	106,454

Net income (loss)	$127,673	$5,397	$4,090	$76	$(43,543)	$93,693

Depreciation and amortization of real estate assets	$27,208	$2,238	$4,219	$—	$—	$33,665
(Gain) loss on property sales	(105,847)	—	39	—	—	(105,808)
Adjustments for investment in unconsolidated companies	5,548	(2,161)	1,004	4,530	—	8,921
Series A Preferred unit distributions	—	—	—	—	(5,991)	(5,991)
Series B Preferred unit distributions	—	—	—	—	(2,019)	(2,019)

Adjustments to reconcile net income (loss) to funds from operations available to partners — diluted	(73,091)	77	5,262	4,530	(8,010)	(71,232)

Funds from operations available to partners – diluted	$54,582	$5,474	$9,352	$4,606	$(51,553)	$22,461

See footnotes following the table.
     Selected Financial Information:

	For the nine months ended September 30, 2006
		Resort		Temperature
		Residential		-Controlled	Corporate
	Office	Development	Resort/Hotel	Logistics	and
(in thousands)	Segment(1)	Segment	Segment	Segment	Other(2)	Total
Total Property revenue	$313,188	$220,517	$104,609	$—	$—	$638,314
Total Property expense	152,731	205,105	78,441	—	—	436,277

Income from Property Operations	$160,457	$15,412	$26,168	$—	$—	$202,037

Total other income (expense)	(44,930)	(14,141)	(16,709)	(4,432)	(118,615)	(198,827)
Minority interests and income taxes	(2,640)	6,380	1,751	—	(5)	5,486
Discontinued operations	159	—	—	—	113	272

Net income (loss)	$113,046	$7,651	$11,210	$(4,432)	$(118,507)	$8,968

Depreciation and amortization of real estate assets	$77,374	$7,580	$12,173	$—	$—	$97,127
Gain on property sales	(13,920)	(153)	—	—	—	(14,073)
Promoted interest related to the sale of investment in unconsolidated companies	(14,742)	—	—	—	—	(14,742)
Adjustments for investment in unconsolidated companies	16,025	(9,276)	3,497	11,991	—	22,237
Series A Preferred unit distributions	—	—	—	—	(17,972)	(17,972)
Series B Preferred unit distributions	—	—	—	—	(6,056)	(6,056)

Adjustments to reconcile net income (loss) to funds from operations available to partners — diluted	$64,737	$(1,849)	$15,670	$11,991	$(24,028)	$66,521

Funds from operations available to partners–diluted	$177,783	$5,802	$26,880	$7,559	$(142,535)	$75,489

See footnotes following the table.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Selected Financial Information:

	For the nine months ended September 30, 2005
		Resort		Temperature
		Residential		-Controlled	Corporate
	Office	Development	Resort/Hotel	Logistics	and
(in thousands)	Segment(1)	Segment	Segment	Segment	Other(2)	Total
Total Property revenue	$277,849	$218,714	$105,546	$—	$—	$602,109
Total Property expense	143,867	191,154	81,989	—	—	417,010

Income from Property Operations	$133,982	$27,560	$23,557	$—	$—	$185,099

Total other income (expense)	(67,411)	(13,367)	(16,487)	(2,266)	(110,585)	(210,116)
Minority interests and income taxes	(3,402)	2,899	2,923	—	(3,954)	(1,534)
Discontinued operations	112,135	—	—	—	79	112,214

Net income (loss)	$175,304	$17,092	$9,993	$(2,266)	$(114,460)	$85,663

Depreciation and amortization of real estate assets	$79,737	$6,954	$15,769	$—	$—	$102,460
Gain on property sales	(109,155)	—	(141)	—	(289)	(109,585)
Adjustments for investment in unconsolidated companies	15,627	(2,609)	2,813	13,729	—	29,560
Series A Preferred unit distributions	—	—	—	—	(17,972)	(17,972)
Series B Preferred unit distributions	—	—	—	—	(6,056)	(6,056)

Adjustments to reconcile net income (loss) to funds from operations available to partners — diluted	$(13,791)	$4,345	$18,441	$13,729	$(24,317)	$(1,593)

Funds from operations available to partners–diluted	$161,513	$21,437	$28,434	$11,463	$(138,777)	$84,070

See footnotes following the table.

		Resort		Temperature-
		Residential		Controlled	Corporate
	Office	Development	Resort/Hotel	Logistics	and
(in millions)	Segment	Segment	Segment	Segment	Other		Total
Total Assets by Segment:(3)
Balance at September 30, 2006(4)	$2,104	$1,200	$367	$155	$485	(5)	$4,311
Balance at December 31, 2005(4)	2,024	969	338	162	646	(5)	4,139
Consolidated Property Level Financing:
Balance at September 30, 2006	(972)	(252)	(128)	—	(1,165	) (6)	(2,517)
Balance at December 31, 2005	(851)	(143)	(59)	—	(1,206	) (6)	(2,259)
Consolidated Other Liabilities:
Balance at September 30, 2006	(116)	(311)	(32)	—	(48)		(507)
Balance at December 31, 2005	(117)	(287)	(28)	—	(39)		(471)
Minority Interests:
Balance at September 30, 2006	(17)	(32)	(5)	—	—		(54)
Balance at December 31, 2005	(15)	(33)	(6)	—	—		(54)

(1)	The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $8.5 million and $4.9 million for the three months ended September 30, 2006 and 2005, respectively and $33.9 million and $7.0 million for the nine months ended September 30, 2006 and 2005, respectively. The 2006 lease termination fees are primarily due to the El Paso lease termination and related re-leasing.

(2)	For purposes of this Note, Corporate and Other includes the total of: income from investment land sales, net, interest and other income, corporate general and administrative expense, interest expense, extinguishment of debt, other expenses and equity in net income of unconsolidated companies-other.

(3)	Total assets by segment are inclusive of investments in unconsolidated companies.

(4)	Non-income producing land held for investment or development of $88.1 million and $84.4 million at September 30, 2006 and December 31, 2005, respectively, by segment is as follows: Office $28.0 million and $24.3 million, Resort Residential Development $9.6 million and $9.6 million, Resort/Hotel $7.3 million and $7.3 million and Corporate $43.2 million and $43.2 million, respectively.

(5)	Includes mezzanine investments and defeasance investments.

(6)	Inclusive of Corporate bonds, Credit Facility, Junior Subordinated Notes, the Morgan Stanley and Goldman Sachs repurchase facilities, the Funding I defeased debt and Nomura Funding VI defeased debt. Balance at December 31, 2005 also includes Funding II defeased debt.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. ACQUISITIONS
     During the nine months ended September 30, 2006, we completed the following acquisition:

(in millions)			Purchase
Date	Property	Location	Price
January 23, 2006	Financial Plaza – Class A Office Property	Phoenix, Arizona	$55.0 (1)

(1)	The acquisition was funded by the assumption of a $23.6 million loan from Allstate, a new $15.9 million loan from Allstate and a draw on our credit facility. This property is wholly-owned.
5. DISCONTINUED OPERATIONS
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of the assets sold or held for sale have been presented as “Income from discontinued operations,” impairments on the assets sold or held for sale have been presented as “Impairment charges related to real estate assets from discontinued operations,” and gain or loss on the assets sold or held for sale have been presented as “Gain on sale of real estate from discontinued operations,” in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005. The carrying value of the assets held for sale has been reflected as “Properties held for disposition, net” in the accompanying Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005.
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
Summary of Assets Held for Sale
     The following table indicates the major classes of assets of the Properties held for sale.

(in thousands)	September 30, 2006	December 31, 2005
Land	$—	$3,650
Buildings and improvements	3,998	31,639
Accumulated depreciation	(43)	(7,465)
Other assets, net	61	1,094

Net investment in real estate	$4,016	$28,918

     The following tables present income, impairment charges and gain on sale for the nine months ended September 30, 2006 and 2005, for properties included in discontinued operations.

	For the nine months ended
	September 30,
(in thousands)	2006	2005
Total revenues	$674	$16,840
Operating and other expenses	(379)	(8,335)
Depreciation and amortization	(63)	(3,555)

Income from discontinued operations	$232	$4,950

	For the nine months ended
	September 30,
(in thousands)	2006	2005
Impairment charges related to real estate assets from discontinued operations	$(125)	$(75)

	For the nine months ended
	September 30,
(in thousands)	2006	2005
Gain on sale of real estate from discontinued operations, net of minority interests	$165	$107,339

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. JOINT VENTURES
Office
Parkway at Oakhill
     On March 31, 2006, we entered into a joint venture arrangement, C-C Parkway Austin, L.P. (Parkway), with Champion Partners. The joint venture has committed to co-develop a 144,380 square-foot, two-building office complex in Austin, Texas. The venture is structured such that we own a 90% interest and Champion Partners owns the remaining 10% interest. In connection with the joint venture, Parkway entered into a maximum $18.3 million construction loan with JPMorgan Chase Bank. Our equity commitment to the joint venture was $8.2 million, of which $7.0 million has been funded as of September 30, 2006. The development, which is currently underway, is scheduled for delivery in the second quarter of 2007. Upon completion, we will manage the property on behalf of the joint venture. We consolidate Parkway in accordance with FIN 46R, as it was determined to be a variable interest entity, or VIE, of which we are the primary beneficiary. JPMorgan Chase Bank has no recourse to Crescent.
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
Four Westlake Park
     On September 26, 2006, we completed the sale of Four Westlake Park on behalf of Houston PT Four Westlake Office Limited Partnership, the joint venture which was owned 80% by an affiliate of GE and 20% by us. The sale generated proceeds to the joint venture, net of selling costs, of approximately $121.3 million and a net gain of approximately $55.0 million. Our share of the net gain, including a promoted interest of approximately $14.7 million, was approximately $24.2 million. Our share of the proceeds was approximately $28.7 million, which was used to pay down our credit facility.
Resort Residential Development
Riverfront Village
     On March 21, 2006, CRDI entered into a joint venture arrangement, East West Resort Development XIV, L.P., L.L.L.P. (Riverfront Village), with affiliates of Crow Holdings and our development partner. The joint venture was formed to co-develop a hotel and condominiums in Avon, Colorado. The development, which is currently underway, is scheduled for delivery in 2008. We provided 41.90% of the initial capitalization and the venture is structured such that we own a 26.82% interest after we receive a preferred return on our invested capital and return of our capital. Our equity commitment to the joint venture is $23.7 million, of which $13.5 million was funded as of September 30, 2006. We determined that Riverfront Village is a VIE under FIN 46R of which we are not the primary beneficiary; therefore we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of our capital investment. We account for our interest in Riverfront Village under the equity method.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. MEZZANINE INVESTMENTS
     The following table presents our mezzanine loans entered into during the nine months ended September 30, 2006. These loans are reflected in the “Notes receivable, net” line item in the Consolidated Balance Sheets. Mezzanine loans are loans that are subordinate to a conventional first mortgage loan and senior to the borrower’s equity in a transaction. These loans may be in the form of a junior participating interest in the senior debt or in the form of loans to the direct or indirect parent of the property owner secured by pledges of ownership interests in entities that directly or indirectly control the real property or subordinated loans secured by second mortgage liens on the property.

(in millions)	Outstanding		Underlying	Maturity	Interest Rate at	Fixed/
Date	Loan Amount		Real Estate Asset	Date	September 30, 2006	Variable
January 20, 2006	$15.0	(1)	Florida Hotel Portfolio Investment	2009	13.33%	Variable
April 12, 2006	20.0	(2)	California Ski Resort	2009	9.83%	Variable
May 8, 2006	28.8	(3)	New York City Residential	2007	18.16%	Variable

(1)	The loan bears interest at LIBOR plus 800 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.

(2)	The loan bears interest at LIBOR plus 450 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.

(3)	The loan bears interest at LIBOR plus 1,283 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options. We determined that the entity to which the loan was funded is a VIE under FIN 46R of which we are not the primary beneficiary; therefore, we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of the loan.
     In February 2006, we received approximately $56.4 million of proceeds for the repayment of two of our mezzanine investments, which included $6.2 million of prepayment fees.
     At September 30, 2006, we had approximately $186.2 million of mezzanine investments outstanding which mature in 2007 through 2010 and had a weighted average interest rate of 13.47%.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. INVESTMENTS IN UNCONSOLIDATED COMPANIES
     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of September 30, 2006.

Our Ownership
as of
Entity	Classification	September 30, 2006
Main Street Partners, L.P.	Office (Bank One Center-Dallas)	50.0% (1)
Crescent Irvine, LLC	Office (2211 Michelson Office Development – Irvine)	40.0% (2)
Crescent Miami Center, LLC	Office (Miami Center – Miami)	40.0% (3) (4)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza – Atlanta)	35.0% (5) (4)
Crescent POC Investors, L.P.	Office (Post Oak Central – Houston)	23.9% (6) (4)
Crescent HC Investors, L.P.	Office (Houston Center – Houston)	23.9% (6) (4)
Crescent TC Investors, L.P.	Office (The Crescent – Dallas)	23.9% (6) (4)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage – Dallas)	23.9% (7) (4)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor – Dallas)	23.9% (7) (4)
Crescent Fountain Place, L.P.	Office (Fountain Place – Dallas)	23.9% (7) (4)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak Park – Houston)	30.0% (8) (4)
Crescent One BriarLake Plaza, L.P.	Office (One BriarLake Plaza – Houston)	30.0% (9) (4)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower – Houston)	23.9% (10) (4)
Houston PT Three Westlake Office Limited Partnership	Office (Three Westlake Park – Houston)	20.0% (11) (4)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7% (12)
CR Operating, LLC	Resort/Hotel	48.0% (13)
CR Spa, LLC	Resort/Hotel	48.0% (13)
East West Resort Development XIV, L.P., L.L.L.P.	Resort Residential Development	26.8% (14)
Blue River Land Company, LLC	Resort Residential Development	33.2% (15)
EW Deer Valley, LLC	Resort Residential Development	35.7% (16)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	26.7% (17)
Redtail Capital Partners, L.P. (Redtail)	Other	25.0% (18) (4)
Fresh Choice, LLC	Other	40.0% (19)
G2 Opportunity Fund, L.P. (G2)	Other	12.5% (20)

(1)	The remaining 50% interest is owned by Trizec Properties, Inc.

(2)	The remaining 60% interest is owned by an affiliate of Hines.

(3)	The remaining 60% interest is owned by an affiliate of a fund managed by JP Morgan Investment Management, Inc., or JPM.

(4)	We have negotiated performance based incentives, which we refer to as promoted interest, which allow for additional equity to be earned if return targets are exceeded.

(5)	The remaining 65% interest is owned by Metzler US Real Estate Fund, L.P.

(6)	Each limited partnership is owned by Crescent Big Tex I, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of General Electric, or GE.

(7)	Each limited partnership is owned by Crescent Big Tex II, L.P., which is owned 76.1% by a fund advised by JPM.

(8)	The remaining 70% interest is owned by an affiliate of GE.

(9)	The remaining 70% interest is owned by affiliates of JPM.

(10)	The partnership is owned by Crescent Big Tex III, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(11)	The remaining 80% interest is owned by an affiliate of GE.

(12)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(13)	The remaining 52% interest is owned by the founders of Canyon Ranch and their affiliates. CR Spa, LLC operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(14)	We provided 41.90% of the initial capitalization and the venture is structured such that we own a 26.82% interest after we receive a preferred return on our invested capital. The remaining 73.2% economic interest is owned by parties unrelated to us. East West Resort Development XIV, L.P., L.L.L.P. was formed to co-develop a hotel and condominiums in Avon, Colorado.

(15)	The remaining 66.8% interest is owned by parties unrelated to us. Blue River Land Company, LLC was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(16)	The remaining 64.3% interest is owned by parties unrelated to us. EW Deer Valley, LLC was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, LLC was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(17)	Of the remaining 73.3%, approximately 42.5% is owned by SunTx Capital Partners, L.P. and the remaining 30.8% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.3% is through an unconsolidated investment in SunTx Capital Partners, L.P., the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(18)	The remaining 75% interest is owned by Capstead Mortgage Corporation. Redtail was formed to invest up to $100.0 million in equity in select mezzanine loans on commercial real estate over a two-year period.

(19)	The remaining 60% interest is owned by Cedarlane Natural Foods, Inc. Fresh Choice is a restaurant owner, operator and developer.

(20)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 92% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of Crescent’s Board of Trust Managers, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater. Approximately 6% general partner interest is owned by John C. Goff, Vice-Chairman of Crescent’s Board of Trust Managers and Chief Executive Officer of Crescent and our Sole Director and Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary Financial Information
     We report our share of income and losses based on our ownership interest in our respective equity investments, adjusted for any preference payments. The unconsolidated entities that are included under the headings on the following tables are summarized below.
     Balance Sheets as of September 30, 2006:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC;

•	Resort Residential Development – This includes East West Resort Development XIV, L.P., L.L.L.P., Blue River Land Company, LLC, and EW Deer Valley, LLC; and

•	Other – This includes SunTx, SunTx Capital Partners, L.P., Redtail, Fresh Choice, LLC and G2.
     Balance Sheets as of December 31, 2005:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC;

•	Resort Residential Development – This includes Blue River Land Company, LLC and EW Deer Valley, LLC; and

•	Other – This includes SunTx, SunTx Capital Partners, L.P., Redtail, Fresh Choice, LLC and G2.
     Summary Statements of Operations for the nine months ended September 30, 2006:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC;

•	Resort Residential Development – This includes East West Resort Development XIV, L.P., L.L.L.P., Blue River Land Company, LLC, and EW Deer Valley, LLC; and

•	Other – This includes SunTx, SunTx Capital Partners, L.P., Redtail, Fresh Choice, LLC and G2.
     Summary Statements of Operations for the nine months ended September 30, 2005:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC;

•	Resort Residential Development – This includes Blue River Land Company, LLC and EW Deer Valley, LLC; and

•	Other – This includes SunTx, SunTx Capital Partners, L.P., Redtail and G2.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets:

	As of September 30, 2006
		Temperature-Controlled		Resort Residential
(in thousands)	Office	Logistics	Resort/Hotel	Development	Other	Total
Real estate, net	$1,867,432	$1,101,474	$112,111	$31,584
Cash	80,129	174,935	37,363	2,170
Restricted cash	29,370	54,577	224	—
Other assets	248,993	153,750	15,068	17,095

Total assets	$2,225,924	$1,484,736	$164,766	$50,849

Notes payable	$1,183,835	$918,942	$95,000	$3,500
Other liabilities	200,389	90,716	29,081	6,414
Preferred membership units	—	—	107,770	—
Equity	841,700	475,078	(67,085)	40,935

Total liabilities and equity	$2,225,924	$1,484,736	$164,766	$50,849

Our share of unconsolidated debt	$340,869	$291,488	$45,600	$1,467	$14,255	$693,679

Our investments in unconsolidated companies	$171,031	$155,047	$1,878	$16,695	$43,566	$388,217

Balance Sheets:

	As of December 31, 2005
		Temperature-Controlled		Resort Residential
(in thousands)	Office	Logistics	Resort/Hotel	Development	Other	Total
Real estate, net	$1,944,942	$1,122,155	$108,943	$11,789
Cash	71,361	25,418	52,100	97
Restricted cash	36,121	61,367	217	—
Other assets	279,437	163,925	12,258	3,425

Total assets	$2,331,861	$1,372,865	$173,518	$15,311

Notes payable	$1,244,499	$765,640	$95,000	$—
Other liabilities	196,101	109,161	28,523	100
Preferred membership units	—	—	104,231	—
Equity	891,261	498,064	(54,236)	15,211

Total liabilities and equity	$2,331,861	$1,372,865	$173,518	$15,311

Our share of unconsolidated debt	$348,663	$242,708	$45,600	$—	$9,942	$646,913

Our investments in unconsolidated companies	$178,440	$162,439	$6,200	$6,113	$40,343	$393,535

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary Statements of Operations:

		For the nine months ended September 30, 2006
		Temperature-Controlled		Resort Residential
(in thousands)	Office	Logistics(1)	Resort/Hotel	Development	Other	Total
Total revenues	$256,393	$574,226	$109,117	$6,409
Operating expense	127,709	479,388	96,150	8,853

Net Operating Income	$128,684	$94,838	$12,967	$(2,444)

Interest expense	$51,568	$46,758	$4,490	$—
Depreciation and amortization	72,660	53,641	8,875	—
Preferred dividends	—	—	9,334	—
Taxes and other (income) expense	(2,248)	(1,551)	434	(376)

Total expenses	$121,980	$98,848	$23,133	$(376)

Gain on sale of assets	65,014	2,095	—	—

Net income (loss)	$71,718	$(1,915)	$(10,166)	$(2,068)

Our equity in net income (loss) of unconsolidated companies	$7,208	$(4,432)	$(3,510)	$(457)	$1,016	$(175)

(1)	In connection with the dissolution of Vornado Crescent Portland Partnership, we agreed to pay Vornado Realty, L.P. an annual management fee of $4.5 million, payable only out of dividends or sale proceeds on the shares of AmeriCold that we own. Our share of equity in net income (loss) for Temperature-Controlled Logistics includes management fees payable to Vornado Realty, L.P. totaling $3.4 million for the nine months ended September 30, 2006.
Summary Statements of Operations:

	For the nine months ended September 30, 2005
		Temperature-Controlled		Resort Residential
(in thousands)	Office	Logistics(1)	Resort/Hotel	Development	Other	Total
Total revenues	$254,824	$592,893	$103,258	$9,327
Operating expense	121,186	489,360	83,924	7,588

Net Operating Income	$133,638	$103,533	$19,334	$1,739

Interest expense	$50,634	$41,761	$4,077	$—
Depreciation and amortization	59,429	55,651	7,647	—
Preferred dividends	—	—	8,950	—
Taxes and other (income) expense	(396)	1,113	2,059	(36)

Total expenses	$109,667	$98,525	$22,733	$(36)

Net income (loss)	$23,971	$5,008	$(3,399)	$1,775

Our equity in net income (loss) of unconsolidated companies	$9,888	$(2,266)	$28	$(647)	$10,971	$17,974

(1)	In connection with the dissolution of Vornado Crescent Portland Partnership, we agreed to pay Vornado Realty, L.P. an annual management fee of $4.5 million, payable only out of dividends or sale proceeds on the shares of AmeriCold that we own. Our share of equity in net income (loss) for Temperature-Controlled Logistics includes management fees payable to Vornado Realty, L.P. totaling $3.4 million for the nine months ended September 30, 2005.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unconsolidated Debt Analysis
     The following table shows, as of September 30, 2006, information about our share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities’ anticipated pay-off dates.

		Balance Outstanding	Our Share of Balance
	Our	at September 30,	at September 30,	Interest Rate at
Description	Ownership	2006	2006	September 30, 2006	Maturity Date	Fixed/Variable (1)
		(in thousands)	(in thousands)
Temperature-Controlled Logistics Segment:
AmeriCold Realty Trust	31.72%
Goldman Sachs(2)		$457,226	$145,032	6.89%	5/11/2023	Fixed
Citigroup/Bank of America(3)		430,000	136,396	6.58%	6/9/2007	Variable
Other		31,716	10,060	3.48% to 13.63%	12/15/2006 to 4/1/2017	Fixed

		$918,942	$291,488

Office Segment:
Crescent HC Investors, L.P.	23.85%	269,705	64,325	5.03%	11/7/2011	Fixed
Crescent TC Investors, L.P.	23.85%	214,770	51,223	5.00%	11/1/2011	Fixed
Main Street Partners, L.P. (4) (5)	50.00%	105,109	52,555	8.22%	12/1/2006	Variable
Crescent Fountain Place, L.P.	23.85%	105,932	25,265	4.95%	12/1/2011	Fixed
Crescent POC Investors, L.P.	23.85%	97,504	23,255	4.98%	12/1/2011	Fixed
Crescent One Buckhead Plaza, L.P.	35.00%	85,000	29,750	5.47%	4/8/2015	Fixed
Crescent Miami Center, LLC	40.00%	81,000	32,400	5.04%	9/25/2007	Fixed
Crescent 1301 McKinney, L.P. (6)(7)	23.85%	73,350	17,494	6.56%	1/9/2008	Variable
Crescent One BriarLake Plaza, L.P.	30.00%	50,000	15,000	5.40%	11/1/2010	Fixed
Crescent Five Post Oak Park, L.P.	30.00%	43,838	13,151	4.82%	1/1/2008	Fixed
Houston PT Three Westlake Office Limited Partnership	20.00%	33,000	6,600	5.61%	9/1/2007	Fixed
Crescent Irvine, LLC(8)	40.00%	24,627	9,851	8.08%	3/7/2009	Variable

		$1,183,835	$340,869

Resort/Hotel Segment:
CR Resort, LLC	48.00%	$95,000	$45,600	5.94%	2/1/2015	Fixed

Resort Residential Development Segment:
East West Resort Development XIV, L.P., L.L.L.P.(9)	41.90%	$3,500	$1,467	5.00%	4/28/2008	Fixed

Other Segment:
Redtail Capital Partners One, LLC(10)	25.00%	$41,330	$10,333	7.13%	8/9/2008	Variable
Fresh Choice, LLC	40.00%
GE Capital Franchise Finance Corporation(11)		4,477	1,791	10.10%	1/1/2011	Variable
Various Loans and Capital Leases		5,328	2,131	0.00% to 12.00%	1/1/2007 to 12/31/2029	Fixed

		$51,135	$14,255

Total Unconsolidated Debt		$2,252,412	$693,679

Fixed Rate/Weighted Average				5.86%	8.9 years
Variable Rate/Weighted Average				7.07%	0.8 years

Total Weighted Average				6.26%	6.2 years

(1)	All unconsolidated debt is secured.

(2)	AmeriCold Realty Trust expects to repay the notes on the Optional Prepayment Date of April 11, 2008.

(3)	The loan is a one-year, interest-only financing that is collateralized by 21 of its owned and six of its leased temperature-controlled warehouses. The loan bears interest at LIBOR plus 125 basis points.

(4)	Senior Note — Note A: $77.7 million at variable interest rate, LIBOR plus 189 basis points, $4.5 million at variable interest rate, LIBOR plus 250 basis points with a LIBOR floor of 2.50%. Note B: $22.9 million at variable interest rate, LIBOR plus 650 basis points with a LIBOR floor of 2.50%. In connection with this loan, we entered into an interest-rate cap agreement with a maximum LIBOR of 4.52% on all notes. All notes are amortized based on a 25-year schedule.

(5)	We and our JV partner each obtained a separate letter of credit to guarantee the repayment of up to $4.3 million each of principal of the Main Street Partners, L.P. loan.

(6)	This loan has two one-year extension options.

(7)	In January 2006, Crescent 1301 McKinney, L.P. purchased a one-year 7.0% interest rate cap on 1 month LIBOR with a notional amount of $73.4 million. Crescent 1301 McKinney, L.P. will be required to purchase a new cap in January 2007 that limits the interest rate to 1.0:1.0 debt service coverage. The loan bears interest at LIBOR plus 123 basis points.

(8)	This loan has one two-year extension option. The loan bears interest at LIBOR plus 275 basis points. In May 2006, Crescent Irvine, LLC, entered into an interest rate swap agreement struck at 5.34%.

(9)	We provided 41.90% of the initial capitalization and the venture is structured such that we own 26.82% of profits after we receive a preferred return on our invested capital.

(10)	This loan has one one-year extension option. Redtail Capital Partners One, LLC is owned 100% by Redtail. The loans supporting this facility are subject to daily valuations by Morgan Stanley and we are subject to a margin call if the overall leverage exceeds certain thresholds. The loan bears interest as follows: $28.8 million at LIBOR plus 185 basis points and $12.5 million at LIBOR plus 170 basis points.

(11)	We guarantee $1.0 million of this loan. The loan bears interest at LIBOR plus 470 basis points.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY
     The significant terms of our primary debt financing arrangements existing as of September 30, 2006, are shown below:

			Balance Outstanding		Interest Rate at
	Secured	Maximum	at September 30,		September 30,
Description	Asset	Borrowings	2006	Interest Calculation	2006		Maturity Date
Secured Fixed Rate Debt:
AEGON Partnership Note	Greenway Plaza	$243,932	$243,932		7.53%		July 2009
Prudential Note	707 17th Street/Denver Marriott	70,000	70,000		5.22		June 2010
JP Morgan Chase III	Datran Center	65,000	65,000		4.88		October 2015
Bank of America Note I (1)	Fairmont Sonoma Mission Inn	55,000	55,000		5.40		February 2011
Morgan Stanley I	The Alhambra	50,000	50,000		5.06		October 2011
Allstate Life Note	Financial Plaza	39,089	39,089		5.47		October 2010
Bank of America Note II	The BAC – Colonnade Building	37,558	37,558		5.53		May 2013
Metropolitan Life Note VII	Dupont Centre	35,500	35,500		4.31		May 2011
Column Financial	Peakview Tower	33,000	33,000		5.59		April 2015
Mass Mutual Note	3800 Hughes	32,498	32,498		7.75		January 2007
Northwestern Life Note	301 Congress	26,000	26,000		4.94		November 2008
JP Morgan Chase II	3773 Hughes	24,755	24,755		4.98		September 2011
Allstate Note (2)	3993 Hughes	24,216	24,216		6.65		September 2010
Metropolitan Life Note VI (2)	3960 Hughes	22,312	22,312		7.71		October 2009
Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	38,603	38,603		2.90 to 13.75		July 2007 to September 2011

Secured Fixed Rate Defeased Debt (3):
LaSalle Note I	Funding I Defeasance	100,462	100,462		7.83		August 2007
Nomura Funding VI Note	Funding VI Defeasance	7,270	7,270		10.07		July 2010

Subtotal/Weighted Average		$905,195	$905,195		6.38%

Unsecured Fixed Rate Debt:
The 2009 Notes (4) (5)		$375,000	$375,000		9.25%		April 2009
The 2007 Notes (4)		250,000	250,000		7.50		September 2007

Subtotal/Weighted Average		$625,000	$625,000		8.55%

Secured Variable Rate Debt:
KeyBank I (6)	Ritz-Carlton Dallas Construction	$175,000	$65,150	LIBOR + 225 bps	7.58%		July 2008
GACC Note (6) (7)	Funding One Assets	165,000	165,000	LIBOR + 147 bps	6.80		June 2007
JPMorgan Chase	Northstar Big Horn Construction	113,992	64,939	Prime – 50 bps	7.75		October 2007

Morgan Stanley II (8)	Mezzanine Investments	100,000	38,280	LIBOR + 150 to 230 bps	7.29		March 2009
Goldman Sachs(8)	Mezzanine Investments	100,000	10,000	LIBOR + 140 bps	6.73		May 2009
KeyBank II	Distributions from Funding III, IV & V	75,000	50,000	LIBOR + 200 bps	7.33		January 2007
First Bank of Vail	Village Walk Construction	62,457	21,468	Prime – 50 bps	7.75		February 2008
				LIBOR + 175 bps
Guaranty Bank (9)(10)	Paseo Del Mar Construction	53,100	35,745	or Prime + 50 bps	7.31		September 2008
Societe Generale I (9) (11)	3883 Hughes Construction	52,250	19,116	LIBOR + 180 bps	7.26		September 2008
Bank of America III (9)(10)	Jefferson Station Apts Construction	41,009	37,231	LIBOR + 200 bps	7.33		November 2007
US Bank II	Northstar Trailside Construction	36,000	336	LIBOR + 250 bps	7.83		March 2008
US Bank I (12)	Beaver Creek Landing Construction	33,400	9,813	Prime – 115 bps	7.07		February 2008
National Bank of Arizona	DMDC Assets	30,000	15,156	Prime + 50 bps	8.75		October 2007
California Bank & Trust(13)	One Riverfront Construction	24,350	7,182	Prime + 12.5 bps	8.38		March 2008
Societe Generale II	Gray’s Crossing Construction	22,209	11,483	LIBOR + 250 bps	7.84		July 2007
Chase Bank	Old Greenwood Construction	21,000	19,008	Prime	8.25		March 2007
Construction, Acquisition and other obligations	Various Office and Resort Residential			LIBOR + 125 to 450 bps or Prime – 75 to			February 2007 to
	Assets	72,689	38,470	100 bps	6.58 to 9.25		December 2012

Subtotal/Weighted Average		$1,177,456	$608,377		7.36%

Unsecured Variable Rate Debt:
Credit Facility (14)		$380,335	$301,000	LIBOR + 160 bps	6.93%		February 2008
Junior Subordinated Notes (15)		51,547	51,547	LIBOR + 200 bps	7.49		June 2035
Junior Subordinated Notes (15)		25,774	25,774	LIBOR + 200 bps	7.49		July 2035

Subtotal/Weighted Average		$457,656	$378,321		7.04%

Total/Weighted Average		$3,165,307	$2,516,893		7.26	% (16)

Average remaining term					3.2 years

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Obtaining this loan was a reconsideration event under FIN 46R. We determined that the entity that operates Fairmont Sonoma Mission Inn is a VIE of which we are the primary beneficiary. This entity was previously consolidated under other GAAP; therefore there is no impact to our Consolidated Financial Statements.

(2)	We assumed these loans in connection with the Hughes Center properties acquisitions. The following table lists the unamortized premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at September 30, 2006, the effective interest rate of the debt including the premium and the outstanding principal balance at maturity:
(dollars in thousands)

			Balance at
Loan	Unamortized Premium	Effective Rate	Maturity
Allstate Note	$1,004	5.19%	$20,771
Metropolitan Life Note VI	1,200	5.68%	19,239
Northwestern Life Note II	248	3.80%	8,663

Total	$2,452		$48,673

The premium was recorded as an increase in the carrying amount of the underlying debt and is being amortized using the effective interest rate method as a reduction of interest expense through maturity of the underlying debt.

(3)	We have purchased U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for these loans. The cash flow from the defeasance investments matches the debt service payments for each loan.

(4)	To incur any additional debt, the indenture requires us to meet thresholds for a number of customary financial and other covenants including maximum leverage ratios, minimum debt service coverage ratios, maximum secured debt as a percentage of total undepreciated assets, and ongoing maintenance of unencumbered assets. Additionally, as long as the 2009 Notes are not rated investment grade, there are restrictions on our ability to make certain payments, including distributions to partners and investments.

(5)	At our option, these notes can be called beginning in April 2006 for 104.6%, in April 2007 for 102.3% and beginning in April 2008 and thereafter for par.

(6)	This loan has three one-year extension options.

(7)	This note consists of a $110.0 million senior loan at LIBOR plus 108 basis points, a $40.0 million first mezzanine loan at LIBOR plus 225 basis points and a $15.0 million second mezzanine loan at LIBOR plus 225 basis points.

(8)	This loan has one one-year extension option. The loans supporting this facility are subject to daily valuations by Morgan Stanley and Goldman Sachs, respectively, and we are subject to a margin call if the overall leverage of the facility exceeds certain thresholds.

(9)	This loan has two one-year extension options.

(10)	Our partner provides a full guarantee of this loan.

(11)	The rate on this loan decreases to LIBOR plus 170 basis points when the following are met: 85% leased and 75% occupied.

(12)	This loan has one six-month extension option.

(13)	This loan has one one-year extension option.

(14)	Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage ratio, minimum tangible net worth, and a specific mix of office and hotel assets and average occupancy of Office Properties. At September 30, 2006, the maximum borrowing capacity under the credit facility was $380.3 million. The outstanding balance excludes letters of credit issued under our credit facility of $13.8 million which reduces our maximum borrowing capacity. The spread to LIBOR on this loan decreases to 150 basis points if we reduce leverage below 45% and it increases to 175 basis points if we exceed 55% leverage.

(15)	In 2005, we completed private offerings of $75.0 million of trust preferred securities through our trust subsidiaries. The securities are callable at no premium after June and July 2010.

(16)	The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.22%.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table shows information about our consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or our anticipated payoff dates.

			Weighted		Weighted Average
(in thousands)	Balance	Percentage of Debt (1)	Average Rate		Maturity
Fixed Rate Debt	$1,530,195	61%	7.27%		3.0 years
Variable Rate Debt	986,698	39	7.24		3.4 years

Total Debt	$2,516,893	100%	7.26	%(2)	3.2 years

(1)	Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $301.8 million of hedged variable rate debt, are 72.8% and 27.2%, respectively.

(2)	Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.22%.
     Listed below are the aggregate principal payments by year required as of September 30, 2006, under our indebtedness. Scheduled principal installments and amounts due at maturity are included.

	Secured	Defeased	Unsecured
(in thousands)	Debt	Debt	Debt	Total (1)
2006	$3,098	$507	$—	$3,605
2007	423,395	100,279	250,000	773,674
2008	244,909	289	301,000	546,198
2009	282,467	320	375,000	657,787
2010	134,051	6,337	—	140,388
Thereafter	317,920	—	77,321	395,241

	$1,405,840	$107,732	$1,003,321	$2,516,893

(1)	Based on contractual maturity and does not include extension options on Bank of America III Loan, Societe Generale Loan, Guaranty Bank Loan, KeyBank I Construction Loan, California Bank & Trust Loan, US Bank I Loan, Morgan Stanley II Loan, GACC Note or Goldman Sachs Loan.
     We are generally obligated by our debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt. In addition, a default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, the 2007 Notes, 2009 Notes, KeyBank I Loan, Morgan Stanley II Loan, Goldman Sachs Loan, Societe Generale I Construction Loan and KeyBank II Loan after the notice and cure periods for the other indebtedness have passed. As of September 30, 2006, no event of default had occurred, and we were in compliance with all covenants related to our outstanding debt. Our debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the nine months ended September 30, 2006, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
     In addition to the subsidiaries listed in Note 1, “Organization and Basis of Presentation,” certain other of our subsidiaries were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate, are: Funding One Properties (CREF One Parent, L.P., CREF One Parent GP, LLC, CREF One Holdings, L.P., CRE Management One, LLC); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding XII Properties (CREF XII Parent GP, LLC, CREF XII Parent, L.P., CREF XII Holding GP, LLC, CREF XII Holdings, L.P., CRE Management XII, LLC); Spectrum Center (Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC); The BAC-Colonnade Building (CEI Colonnade Holdings, LLC); Crescent Finance Company, Crescent Real Estate Capital MS, L.P. and Crescent Real Estate Capital GS, L.P.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warehouse Facilities
     On March 24, 2006, we entered into a Master Repurchase Agreement with Morgan Stanley Bank. Pursuant to the agreement, up to 70% of the value of the mezzanine loans that we make can be financed up to a maximum principal amount of $100.0 million. The investments can be financed through March 2008, after which four equal payments are due quarterly. The loan has a provision for a one-year extension which is subject to Morgan Stanley’s approval. The interest rate and advance percentage associated with each draw is dependent on the loan-to-value ratio at the underlying property(ies) and the purchase rate as specified in the Master Repurchase Agreement. The loan bears interest ranging from LIBOR plus 140 basis points to 230 basis points and is secured by the note receivable associated with each advance. At September 30, 2006, approximately $38.3 million with a weighted average interest rate of 7.29% was outstanding under this agreement.
     On May 5, 2006, we entered into a Master Repurchase Agreement with Goldman Sachs Mortgage Company. Pursuant to the agreement, up to 80% of the value of the loans that we make can be financed up to a maximum principal amount of $100.0 million. The investments can be financed through May 2009, at which full payment is due. The financing and payment can be extended one year subject to Goldman Sachs’ approval. If extended, payments will be made in twelve monthly installments during the extension period. The interest rate and advance percentage associated with each draw is dependent on the loan-to-value ratio at the underlying property(ies) and the purchase rate as specified in the Master Repurchase Agreement. The loan bears interest ranging from LIBOR plus 110 basis points to 250 basis points and is secured by the note receivable associated with each advance. At September 30, 2006, approximately $10.0 million with an interest rate of 6.73% was outstanding under this agreement.
10. INTEREST RATE SWAPS AND CAPS
     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of September 30, 2006, we had interest rate swaps and interest rate caps designated as cash flow hedges, which are accounted for in conformity with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.
     The following table shows information regarding the fair value of our interest rate swaps and caps designated as cash flow hedge agreements, which are included in the “Other assets, net” and “Accounts payable, accrued expenses and other liabilities” line items in the Consolidated Balance Sheets, and additional interest expense and unrealized gains (losses) recorded in Accumulated other comprehensive income, or OCI, for the nine months ended September 30, 2006.

					Additional	Change in
	Notional	Maturity	Reference	Fair Market	(Reduction)	Unrealized Gains
Effective Date	Amount	Date	Rate	Value	Interest Expense	(Losses) in OCI
(in thousands)
Interest rate swaps
2/15/03	$100,000	2/15/06	3.26%	$—	$(147)	$(138)
2/15/03	100,000	2/15/06	3.25%	—	(148)	(139)
9/02/03	200,000	9/01/06	3.72%	—	(1,603)	(1,264)
1/17/05	36,000	10/16/06	3.74%	24	6 (1)	(181)
4/25/06	58,047	12/26/07	5.20%	(90)	— (1)	(90)
9/29/06	200,000	9/4/07	5.20%	(16)	(1)	(16)

				$(82)	$(1,893)	$(1,828)

Interest rate caps
1/07/05	7,800	2/01/08	6.00%	2	—	(4)
				$(80)	$(1,893)	$(1,832)

(1)	A portion of the interest on the debt that this swap is hedging is capitalized.
     In addition, three of our unconsolidated companies have interest rate caps and swaps designated as cash flow hedges of which our portion of change in unrealized gains reflected in OCI was $(0.1) million for the nine months ended September 30, 2006.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
11. MARKETABLE SECURITIES
     The following tables present the cost, fair value and unrealized gains and losses as of September 30, 2006, and December 31, 2005, and the realized gains and change in OCI for the nine months ended September 30, 2006 and 2005, for our marketable securities.

	As of September 30, 2006			As of December 31, 2005
(in thousands)		Fair	Unrealized		Fair	Unrealized
Type of Security	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Held to maturity(1)	$117,956	$117,513	$(443)	$274,134	$271,659	$(2,475)
Available for sale(2)	9,916	9,843	(73)	20,284	20,852	568

Total	$127,872	$127,356	$(516)	$294,418	$292,511	$(1,907)

	For the nine months ended		For the nine months ended
	September 30, 2006		September 30, 2005
(in thousands)	Realized	Change	Realized	Change
Type of Security	Gain	In OCI	Gain	In OCI
Held to maturity(1)	$—	$ N/A	$—	$ N/A
Available for sale(2)	123	(641)	(19)	(338)

Total	$123	$(641)	$(19)	$(338)

(1)	Held to maturity securities are carried at amortized cost and consist of $113.6 million of defeasance investments, included in “Defeasance investments” in the accompanying Consolidated Balance Sheets, which consist of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on LaSalle Note I, LaSalle Note II and the Nomura Funding VI note and $4.4 million of bonds. In March 2006, LaSalle Note II was paid off with the proceeds from maturities of defeasance investment securities.

(2)	Available for sale securities consist of marketable securities that we intend to hold for an indefinite period of time. At September 30, 2006, these securities consist of $8.6 million of bonds, all of which were sold in the fourth quarter 2006, and $1.3 million of preferred stock which are included in “Other assets, net” in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the corresponding unrealized gain or loss recorded in OCI.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. COMMITMENTS AND CONTINGENCIES
Guarantee Commitments
     The FASB issued Interpretation No. 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), requiring a guarantor to disclose its guarantees. For our guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees. We recorded a liability for the Fresh Choice and U.S. Bank National Association guarantees in an amount not significant to our operations. We have not recorded a liability associated with the other guarantees as they were entered into prior to the adoption of FIN 45. Our guarantees in place as of September 30, 2006, are listed in the table below.

	Guaranteed	Maximum
	Amount	Guaranteed
	Outstanding at	Amount at
(in thousands)	September 30,	September 30,
Debtor	2006	2006
CRDI – Eagle Ranch Metropolitan District – Letter of Credit (1)	$7,845	$7,845
Main Street Partners, L.P. – Letter of Credit (2) (3)	4,250	4,250
Fresh Choice, LLC(4)	1,000	1,000
CRDI – U.S. Bank National Association (5)	8,449	20,393

Total Guarantees	$21,544	$33,488

(1)	We provide a $7.8 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2)	See Note 8, “Investments in Unconsolidated Companies,” for a description of the terms of this debt.

(3)	We and our joint venture partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

(4)	We provide a guarantee of up to $1.0 million to GE Capital Franchise Financing Corporation as part of Fresh Choice’s bankruptcy reorganization.

(5)	We entered into a Payment and Completion Guaranty with U.S. Bank National Association for the repayment of bonds that were issued by the Northstar Community Housing Corporation to fund construction of an employee housing project. The initial guaranty of $20.4 million decreases to $5.1 million once construction is complete and certain conditions are met and decreases further and is eventually released as certain debt service coverage ratios are achieved.
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
13. MINORITY INTERESTS
     Minority interests in real estate partnerships represent joint venture or preferred equity partners’ proportionate share of the equity in certain consolidated real estate partnerships. Income in the real estate partnerships is allocated to minority interests based on weighted average percentage ownership during the year.
     The following table summarizes minority interests as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(in thousands)	2006	2005
Development joint venture partners – Resort Residential Development Segment	$31,815	$32,228
Joint venture partners – Office Segment	17,161	15,354
Joint venture partners – Resort/Hotel Segment	5,446	5,853
Other	76	127

	$54,498	$53,562

     The following table summarizes the minority interests’ share of net income (loss) before discontinued operations for the nine months ended September 30, 2006 and 2005:

	September 30,	September 30,
(in thousands)	2006	2005
Development joint venture partners – Resort Residential Development Segment	$2,801	$4,082
Joint venture partners – Office Segment	(524)	168
Joint venture partners – Resort/Hotel Segment	(48)	(546)
Other	(52)	129

	$2,177	$3,833

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. PARTNERS’ CAPITAL
     Each Operating Partnership unit generally may be exchanged for either two common shares of Crescent or, at the election of Crescent, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent’s percentage interest in the Operating Partnership increases. During the nine months ended September 30, 2006, there were 459,793 units exchanged for 919,586 common shares of Crescent.
Distributions
     The following table summarizes the distributions paid or declared to unitholders and preferred unitholders during the nine months ended September 30, 2006.
(dollars in thousands, except per unit amounts)

	Per Unit					Annual
	Dividend/	Total		Record	Payment	Dividend/
Security	Distribution	Amount		Date	Date	Distribution
Units	$0.75	$46,851	(1)	1/31/06	2/15/06	$3.00
Units	0.75	45,532	(1)	4/28/06	5/15/06	3.00
Units	0.75	45,852	(1)(2)	7/31/06	8/15/06	3.00
Series A Preferred Units	0.422	5,991		1/31/06	2/15/06	1.6875
Series A Preferred Units	0.422	5,991		4/28/06	5/15/06	1.6875
Series A Preferred Units	0.422	5,991		7/31/06	8/15/06	1.6875
Series B Preferred Units	0.594	2,019		1/31/06	2/15/06	2.3750
Series B Preferred Units	0.594	2,019		4/28/06	5/15/06	2.3750
Series B Preferred Units	0.594	2,019		7/31/06	8/15/06	2.3750

(1)	Does not include dividends on unvested restricted units, which will be paid in arrears upon vesting.

(2)	Includes dividends paid on March 17, 2006, for restricted units that vested March 10, 2006.
15. STOCK AND UNIT BASED COMPENSATION
Stock and Unit Option Plans
     Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all options outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which requires that the fair value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. The compensation expense recognized for stock and unit options for the nine months ended September 30, 2006, was approximately $1.3 million, of which $1.1 million relates to additional expense recognized as a result of the adoption of SFAS No. 123R. For the nine months ended September 30, 2005, compensation expense recognized for stock and unit options was approximately $0.1 million.
     The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $1.83 and $1.05 respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $3.3 million and $2.3 million, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model based on the expected weighted average assumptions in the following table. We estimated the expected term of options granted during the quarter by adding the vesting term plus the contractual term divided by two. We estimated stock and unit price volatility using historical volatility data. The risk-free rate for the periods within the contractual life is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the nine months ended
	September 30,
	2006	2005
Expected term	6.5 years	10 years
Risk-free rate	4.6%	4.2%
Expected dividends	7.4%	8.9%
Expected volatility	22.2%	24.9%

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of September 30, 2006, there was approximately $1.2 million of total unrecognized compensation cost related to nonvested stock and unit options. That cost is expected to be recognized over a weighted average period of 1.3 years.
     With respect to our stock and unit options which were granted prior to 2003 and prior to the adoption of SFAS No. 123, we accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related Interpretations. Had compensation cost been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS No. 123R, our net loss and loss per unit would have been:

	For the three months	For the nine months
	ended September 30,	ended September 30,
(in thousands, except per unit amounts)	2005	2005
Net income available to partners, as reported	$85,683	$61,635
Add: Stock-based employee compensation expense included in reported net income	4,294	7,375
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(4,766)	(8,805)

Pro forma net income available to partners	$85,211	$60,205

Income per unit:
Basic and diluted – as reported	$1.45	$1.05
Basic and diluted – pro forma	$1.44	$1.02
     Crescent has two stock incentive plans, the 1995 Stock Incentive Plan and the 1994 Stock Incentive Plan. The 1995 Plan and the 1994 Plan expired on June 11, 2005, and March 31, 2004, respectively. The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan and the 1996 Unit Incentive Plan. The 1995 Unit Plan expired on June 30, 2005, and the 1996 Unit Plan expired on July 16, 2006. The Operating Partnership has also granted unit options under the Operating Partnership agreement. These plans are collectively referred to as The Plans. Under The Plans, options were granted at a price not less than the market value of the shares on the date of grant, generally vest over five years of continuous service and expire ten years from the date of grant. We and Crescent have a policy of issuing new shares or units to satisfy option exercises under shareholder or unitholder approved plans.
     On February 19, 2002, John Goff, Vice-Chairman of Crescent’s Board of Trust Managers and Crescent’s Chief Executive Officer and our Sole Director and Chief Executive Officer, was granted the right to earn 300,000 restricted shares under the 1995 Plan. These shares vest at 100,000 shares per year on February 19, 2005, February 19, 2006, and February 19, 2007. Compensation expense is being recognized on a straight-line basis. For each of the nine months ended September 30, 2006 and 2005, approximately $0.8 million was recorded as compensation expense related to this grant.
     A summary of the status of The Plans as of September 30, 2006, and changes during the nine months then ended is presented in the table below.

	Shares		Wtd. Avg.
	Underlying	Wtd. Avg.	Years
	Stock and	Exercise	Remaining	Aggregate
	Unit	Price Per	Contractual	Intrinsic
(in thousands, except per share amounts)	Options	Share	Term	Value
Outstanding at January 1, 2006	12,363	$18
Granted	35	20
Exercised	(1,296)	18
Forfeited	(8)	15
Expired	(8)	18

Outstanding at September 30, 2006	11,086	$19	4.8	$42,316

Exercisable at September 30, 2006	9,363	$19	4.4	$34,977

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     We obtained a third-party valuation to determine the fair value of the restricted units issued under the 2004 and 2005 Unit Plans. The third-party used a lattice-based valuation model which incorporated a range of assumptions for inputs including the expected weighted average assumptions in the following table.

	For the nine months ended
	September 30,
	2006	2005
Expected term	1.5 to 5.2 years	1.5 to 5.5 years
Risk-free rate	3.8%	3.8%
Expected dividends	9.0%	9.0%
Expected volatility	23.0%	23.1%
     The weighted average grant-date fair value of the restricted units granted during the nine months ended September 30, 2006 and 2005, was $14.62 and $12.38, respectively, which is being amortized on a straight-line basis over the related service period, except for when performance targets are achieved. For the nine months ended September 30, 2006 and 2005, approximately $9.0 million and $6.4 million was recorded as compensation costs related to the 2004 and 2005 Unit Plans, respectively, of which approximately $0.8 million and $0.6 million was capitalized, respectively.
     A summary of the status of nonvested restricted units is presented below:
(unit amounts in thousands)

		Weighted-
		Average
		Grant-Date
Nonvested Units	Units	Fair Value

Nonvested at January 1, 2006	2,147	$13.08
Granted	13	14.62
Vested	(574)	13.32
Forfeited	—	—

Nonvested at September 30, 2006	1,586	$12.98

     As of September 30, 2006, there was approximately $16.4 million of total unrecognized compensation cost related to nonvested units. That cost is expected to be recognized over a weighted average period of 2.4 years.
Units Subject to Redemption
     On March 10, 2006, the 40-day average closing price of Crescent’s common shares reached the third performance target under the 2004 Unit Plan and first performance target under the 2005 Unit Plan. Upon achieving these targets, 574,000 units (1,148,000 common share equivalents) vested. Of this amount, 331,750 units (663,500 common share equivalents) may be exchanged for cash beginning on December 1, 2006, and 239,750 units (479,500 common share equivalents) in 2007 and 2,500 units (5,000 common share equivalents) in 2008 unless, prior to the date of exchange, Crescent obtains shareholder approval authorizing it, in its discretion, to deliver instead two common shares for each such restricted unit. The total grant-date fair value of units vested during the nine months ended September 30, 2006 and 2005, was $7.6 million and $5.1 million, respectively.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. INCOME TAXES
     Deferred income taxes reflect the net tax effect of temporary differences between the financial reporting carrying amounts of assets and liabilities of the taxable consolidated entities and the income tax basis. For the nine months ended September 30, 2006, the taxable consolidated entities were comprised of our taxable REIT subsidiaries.
     Our income or losses are allocated to the partners of the Operating Partnership for inclusion in their respective income tax calculations. Accordingly, no provision or benefit for income taxes has been made other than for certain consolidated subsidiaries. Crescent intends to maintain its qualification as a REIT under Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the Code). As a REIT, Crescent generally will not be subject to federal corporate income taxes as long as we satisfy certain technical requirements of the Code, including the requirement to distribute 90% of its REIT taxable income to its shareholders. Accordingly, Crescent does not believe that it will be liable for current income taxes on its REIT taxable income at the federal level or in most of the states in which it operates. We consolidate certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the nine months ended September 30, 2006 and 2005, our income tax benefit from continuing operations was $7.7 million and $2.3 million, respectively. Our $7.7 million income tax benefit at September 30, 2006, consists primarily of $9.2 million for the Resort Residential Development Segment, which includes $1.7 million related to an IRS audit settlement of a charitable contribution deduction, and $1.7 million for the Resort/Hotel Segment, partially offset by $3.2 million tax expense for the Office Segment.
     At September 30, 2006, we had a net deferred tax asset of $14.0 million. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The change in the valuation allowance was not significant for the nine months ended September 30, 2006.
17. RELATED PARTY TRANSACTIONS
Loans to Employees and Trust Managers of Crescent for Exercise of Stock Options and Unit Options
     As of September 30, 2006, we had approximately $37.9 million in loan balances outstanding reflected in Partners’ Capital, inclusive of current interest accrued of approximately $0.2 million, to certain of our and Crescent’s employees and trust managers on a recourse basis under stock and unit incentive plans pursuant to an agreement approved by Crescent’s Board of Trust Managers and its Executive Compensation Committee. The employees and the trust managers used the loan proceeds to acquire common shares of Crescent and units of the Operating Partnership pursuant to the exercise of vested stock and unit options. The loans bear interest at 2.52% per year, payable quarterly, mature on July 28, 2012, and may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.4 million of the $37.9 million total outstanding loans at September 30, 2006. No conditions exist at September 30, 2006 which would cause any of the loans to be in default.

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
          The following factors might cause such a difference:
•	The results of our review of our Strategic alternatives;

•	Our ability, at our office properties to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration or termination on favorable terms, which continue to be adversely affected by existing real estate conditions (including the vacancy levels in particular markets, decreased rental rates and competition from other properties) and may also be adversely affected by general economic downturns;

•	Adverse changes in the financial condition of existing office tenants and the ability of these office tenants to pay rent;

•	Lack of control and limited flexibility in dealing with our jointly-owned investments;

•	Our ability to reinvest available funds at anticipated returns and consummate anticipated office acquisitions and dispositions on favorable terms and within anticipated time frames;

•	The ability of El Paso Energy to satisfy its obligations to pay rent and termination fees in accordance with the terms of its agreement with us;

•	The concentration of a significant percentage of our office assets in Texas;

•	The ability of our resort residential segment to develop, sell and deliver units and lots within anticipated time frames and within anticipated profit margins;

•	Deterioration in the market or in the economy generally and increases in construction costs associated with development of residential land or luxury residences, including single-family homes, town homes and condominiums;

•	Financing risks, such as our ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable-rate debt, our ability to meet financial and other covenants, liquidity risks related to the use of warehouse facilities governed by repurchase agreements to fund certain of our mezzanine investments and our ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

•	Deterioration in our resort/business-class hotel markets or in the economy generally and increase in construction costs associated with the development of resort/hotel properties;

•	The inherent risk of mezzanine investments, which are structurally or contractually subordinated to senior debt, may become unsecured as a result of foreclosure by a senior lender on its collateral, and are riskier than conventional mortgage loans;

•	The existence of complex regulations relating to Crescent’s status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT; and

•	Other risks detailed from time to time in our filings with the SEC.
          Given these uncertainties, readers are cautioned not to place undue reliance on such statements. We are not obligated to update these forward-looking statements to reflect any future events or circumstances.

Overview
          We are the Operating Partnership of Crescent, a REIT with our assets and operations divided into four investment segments: Office, Resort Residential Development, Resort/Hotel and Temperature-Controlled Logistics. Our strategy has two key elements.
          First, we seek to capitalize on our award-winning office management platform. We intend to accomplish this by investing in premier office properties in select markets that offer attractive returns on invested capital. Our strategy is to align ourselves with institutional partners and become a significant manager of institutional capital. We believe this partnering makes us more competitive in acquiring new properties, and it enhances our return on equity by 300 to 600 basis points when compared to the returns we receive as a 100% owner. Where possible, we strive to negotiate performance-based incentives that allow for additional equity to be earned if return targets are exceeded. We were able to realize this increased return on equity from our promoted interest earned on the sale of Five Houston Center in December 2005 and Four Westlake Park in September 2006.
          Consistent with this strategy, we continually evaluate our existing portfolio for potential joint-venture opportunities. We currently hold 47% of our office portfolio in joint ventures, and we will continue to joint venture more assets in our portfolio, which will enable us to further increase our return on equity as well as gain access to equity for reinvestment.
          We also seek to selectively develop new office properties where we see the opportunity for attractive returns. In August 2006, we completed, with JMI Realty, a 232,330 square-foot, three-building complex in San Diego, California. We are also developing a 239,000 square-foot office building as an addition to the Hughes Center complex in Las Vegas, Nevada. We are co-developing with Hines, a 267,000 square-foot office building in Irvine, California, and we are co-developing, with Champion Partners, a 144,380 square-foot, two-building office complex in Austin, Texas.
          Second, we invest in real estate businesses that offer returns equal to or superior to what we are able to achieve in our office investments. We develop and sell residential properties in resort locations primarily through Harry Frampton and his East West Partners development team with the most significant project in terms of future cash flow being our investment in Tahoe Mountain Resorts in California. This development encompasses more than 2,500 total lots and units, of which 399 have been sold, 72 are currently in inventory and over 2,110 are scheduled for development over the next 14 years, and is expected to generate in excess of $4.7 billion in sales. We expect our investment in Tahoe to be a long-term source of earnings and cash flow growth as new projects are designed and developed. We view our resort residential developments as a business and believe that, beyond the net present value of existing projects, there is value in our strategic relationships with the development teams and our collective ability to identify and develop new projects. In addition, we sometimes serve as the primary developer, such as The Ritz-Carlton-Phases I and II. Additionally, we provide mezzanine financing to other office, resort, residential and hotel investors where we see attractive returns relative to owning the equity. We have approximately $186.2 million of mezzanine financing investments, of which approximately $107.4 million relates to Office Properties, outstanding at September 30, 2006.
          In 2005, we also completed the recapitalization of our Canyon Ranch investment. We believe Canyon Ranch is well positioned for significant growth, with a large portion of this growth over the near term coming from the addition of several Canyon Ranch Living communities. The focal point of these communities is a large, comprehensive wellness facility. Canyon Ranch will partner with developers on these projects and earn fees for the licensing of the brand name, design and technical services, and the ongoing management of the facilities. Canyon Ranch currently has one such development under construction in Miami Beach, has finalized an agreement that will pave the way for the development of a Canyon Ranch Living community in Chicago, Illinois, and others are under consideration or in negotiation.
           During 2006, we have conducted an extensive review of our strategic alternatives, and in late August received an offer to purchase certain assets. Crescent’s Board of Trust Managers established a special committee of independent trust managers to assist in its consideration of the strategic alternatives and to respond to the offer that was received. The Special Committee hired an independent investment banker and counsel to assist with its review. The Special Committee has rejected the offer received, and we are continuing to review our strategic alternatives. We do not expect to make any further announcements or provide further updates regarding our strategic review until the review has been completed or an announcement is otherwise required by federal securities laws.

Recent Developments
Office Segment
Joint Ventures
Four Westlake Park
          On September 26, 2006, we completed the sale of Four Westlake Park on behalf of Houston PT Four Westlake Office Limited Partnership, the joint venture which was owned 80% by an affiliate of GE and 20% by us. The sale generated proceeds to the joint venture, net of selling costs, of approximately $121.3 million and a net gain of approximately $55.0 million. Our share of the net gain, including a promoted interest of approximately $14.7 million, was approximately $24.2 million. Our share of the proceeds was approximately $28.7 million, which was used to pay down our credit facility.
Paseo Del Mar
          The development of Paseo Del Mar, 232,330 square foot, three-building office complex in the Del Mar Heights submarket of San Diego, California, was completed in August 2006. The property is owned by Crescent-JMIR Paseo Del Mar LLC, a consolidated joint venture between Crescent and JMI Realty, in which Crescent owns 80%. We will manage the property on a fee basis.
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
Parkway at Oakhill
          On March 31, 2006, we entered into a joint venture arrangement, C-C Parkway Austin, L.P. (Parkway), with Champion Partners. The joint venture has committed to co-develop a 144,380 square-foot, two-building office complex in Austin, Texas. The venture is structured such that we own a 90% interest and Champion Partners owns the remaining 10% interest. In connection with the joint venture, Parkway entered into a maximum $18.3 million construction loan with JPMorgan Chase Bank. Our equity commitment to the joint venture was $8.2 million, of which $7.0 million has been funded as of September 30, 2006. The development, which is currently underway, is scheduled for delivery in the second quarter of 2007. Upon completion, we will manage the property on behalf of the joint venture.
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

Significant Tenant Lease Termination
          In June 2005, we entered into an agreement with our largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which will terminate El Paso’s leases relating to a total of 888,000 square feet at Greenway Plaza in Houston, Texas, effective December 31, 2007. Under the agreement, El Paso is required to pay us $65.0 million in termination fees in periodic installments through December 31, 2007, and $62.0 million in rent according to the original lease terms from July 1, 2005 through December 31, 2007. In December 2005, we collected the first installment of the lease termination fee in the amount of $10.0 million and in June 2006, we collected the second installment of the lease termination fee in the amount of $12.5 million. For the nine months ended September 30, 2006, we recognized $33.6 million in net termination fees, which includes accelerated termination fees and contractual full-service rents resulting from the re-lease of approximately 420,000 square feet. As of September 30, 2006, El Paso was current on all rent obligations.
Resort Residential Development
Riverfront Village
          On March 21, 2006, CRDI entered into a joint venture arrangement, East West Resort Development XIV, L.P., L.L.L.P. (Riverfront Village), with affiliates of Crow Holdings and our development partner. The joint venture was formed to co-develop a hotel and condominiums in Avon, Colorado. The development, which is currently underway, is scheduled for delivery in 2008. We provided 41.9% of the initial capitalization and the venture is structured such that we own a 26.8% interest after we receive a preferred return on our invested capital and return of our capital. Our equity commitment to the joint venture is $23.7 million, of which $13.5 million was funded as of September 30, 2006.
Resort/Hotel
Park Hyatt Beaver Creek
          In the second quarter of 2006, 85 rooms were taken out of service at the Park Hyatt Beaver Creek in Avon, Colorado. The area occupied by 55 of these rooms is being converted into approximately 15 fractional units for sale in our Resort Residential Development Segment. The remaining space will be used to expand the Allegria Spa. In addition, the Resort is adding air conditioning and upgrading the common areas. The spa expansion and resort upgrades are expected to be completed in December 2006.
Temperature-Controlled Logistics
          On August 31, 2006, AmeriCold entered into a definitive agreement to acquire from ConAgra Foods, Inc., four refrigerated warehouse facilities and the lease on a fifth facility, with an option to purchase. These five warehouses contain a total of 1.7 million square feet and 48.9 million cubic feet. The aggregate purchase price, including closing costs, is approximately $190.0 million, consisting of $152.0 million in cash to ConAgra Foods and $38.0 million representing the recording of a capital lease obligation for the fifth facility. On October 10, 2006, AmeriCold assumed the leasehold on the fifth facility and the related capital lease obligation. AmeriCold expects to complete the balance of this acquisition in the first quarter of 2007.

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

				Interest Rate
(in millions)	Outstanding	Underlying	Maturity	at	Fixed/
Date	Loan Amount	Real Estate Asset	Date	September 30, 2006	Variable
January 20, 2006	$15.0 (1)	Florida Hotel Portfolio Investment	2009	13.33%	Variable
April 12, 2006	$20.0 (2)	California Ski Resort	2009	9.83%	Variable
May 8, 2006	$28.8 (3)	New York City Residential	2007	18.16%	Variable

(1)	The loan bears interest at LIBOR plus 800 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.

(2)	The loan bears interest at LIBOR plus 450 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.

(3)	The loan bears interest at LIBOR plus 1,283 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.
          In February 2006, we received approximately $56.4 million of proceeds for the repayment of two of our mezzanine investments, which included $6.2 million of prepayment fees.
          At September 30, 2006, we had approximately $186.2 million of mezzanine investments outstanding which mature in 2007 through 2010 and had a weighted average interest rate of 13.47%.
2006 Operating Performance
Office Segment
          The following table shows the performance factors on stabilized properties, excluding properties held for sale, used by management to assess the operating performance of the Office Segment:

	2006	2005
Economic Occupancy (1) (at September 30 and December 31)	89.8%	88.5%
Leased Occupancy (2) (at September 30 and December 31)	91.8%	90.8%
In-Place Weighted Average Full-Service Rental Rate (3) (at September 30 and December 31)	$22.80	$22.48
Tenant Improvement and Leasing Costs per Sq. Ft. per year (three months ended September 30)	$3.12	$3.20
Tenant Improvement and Leasing Costs per Sq. Ft. per year (nine months ended September 30)	$3.40	$3.41
Average Lease Term (4) (three months ended September 30)	5.5yrs	5.7yrs
Average Lease Term (4) (nine months ended September 30)	5.9yrs	5.9yrs
Same-Store NOI (5) (Decline) (three months ended September 30)	(1.1)%	(1.1)%
Same-Store NOI (5) (Decline) (nine months ended September 30)	(1.8)%	(1.0)%
Same-Store Average Occupancy (three months ended September 30)	88.9%	86.8%
Same-Store Average Occupancy (nine months ended September 30)	88.4%	87.3%

(1)	Economic occupancy reflects the occupancy of all tenants paying rent.

(2)	Leased occupancy reflects the amount of contractually obligated space, whether or not commencement has occurred.

(3)	Calculated based on base rent payable at September 30, 2006, giving effect to free rent and scheduled rent increases and including adjustments for expenses payable by or reimbursable from tenants. The weighted average full-service rental rate for the El Paso lease reflects weighted average full-service rental rate over the shortened term and excludes the impact of the net lease termination fee being recognized ratably to income through December 31, 2007.

(4)	Reflects leases executed during the period.

(5)	Same-store NOI (net operating income) represents office property net income excluding depreciation, amortization, interest expense and non-recurring items such as lease termination fees for Office Properties owned for the entirety of the comparable periods.

Resort Residential Development Segment
          The following tables show the performance factors used by management to assess the operating performance of the Resort Residential Development Segment. Information is provided for the CRDI Resort Residential Development Properties and the Desert Mountain Resort Residential Development Properties, which represent our significant investments in this segment as of September 30, 2006.
CRDI

	For the three months ended September 30,
(dollars in thousands)	2006	2005
Resort Residential Lot Sales	91	67
Resort Residential Unit Sales:
Townhome Sales	14	24
Condominium Sales	4	13
Equivalent Timeshare Sales	5.01	6.01
Average Sales Price per Resort Residential Lot	$57	$166
Average Sales Price per Resort Residential Unit	$1,632	$1,012

	For the nine months ended September 30,
(dollars in thousands)	2006	2005
Resort Residential Lot Sales	161	284
Resort Residential Unit Sales:
Townhome Sales	17	24
Condominium Sales	38	68
Equivalent Timeshare Sales	11.63	12.47
Average Sales Price per Resort Residential Lot	$104	$87
Average Sales Price per Resort Residential Unit	$1,790	$939
          CRDI, which invests primarily in mountain residential real estate in Colorado and California and residential real estate in downtown Denver, Colorado, is highly dependent upon the national economy and customer demand.
Desert Mountain

	For the three months ended September 30,
(dollars in thousands)	2006	2005
Resort Residential Lot Sales	—	6
Average Sales Price per Lot (1)	$—	$1,086
Resort Residential Unit Sales	1	—
Average Sales Price per Unit (1)	$1,537	$—

(1)	Includes equity golf membership

	For the nine months ended September 30,
(dollars in thousands)	2006	2005
Resort Residential Lot Sales	3	37
Average Sales Price per Lot (1)	$1,936	$1,047
Resort Residential Unit Sales	3	—
Average Sales Price per Unit (1)	$1,573	$—

(1)	Includes equity golf membership
          Desert Mountain is in the latter stages of development and management anticipates minor additions to its decreasing available inventory.

Resort/Hotel Segment
          The following table shows the performance factors used by management to assess the operating performance of our Resort/Hotel Properties.

	For the three months ended September 30,
			Average		Average		Revenue Per
	Same-Store NOI(1)		Occupancy		Daily		Available
	% Change		Rate		Rate		Room/Guest Night
	2006	2005	2006	2005	2006	2005	2006	2005
Luxury Resorts and Spas (2)	9%	51%	87%	88%	$395	$367	$344	$322
Upscale Business Class Hotels	18%	23%	72%	74%	$138	$122	$100	$91

	For the nine months ended September 30,
			Average		Average		Revenue Per
	Same-Store NOI(1)		Occupancy		Daily		Available
	% Change		Rate		Rate		Room/Guest Night
	2006	2005	2006	2005	2006	2005	2006	2005
Luxury Resorts and Spas (2)	19%	145%	77%	71%	$350	$333	$270	$236
Upscale Business Class Hotels	22%	36%	74%	74%	$137	$122	$102	$90

(1)	Same-Store NOI (net operating income) represents net income excluding depreciation and amortization, interest expense and rent expense for Resort/Hotel Properties owned for the entirety of the comparable periods.

(2)	Excludes the Park Hyatt Beaver Creek Resort and Spa which had 85 rooms taken out of service in April 2006. The onsite construction and closure of the spa has impacted performance at the property. The floor space occupied by 55 of these rooms is to be converted into 15 fractional units for sale in our Resort Residential Development Segment. The remaining space will be used to expand the Allegria Spa.

Results of Operations
          The following table shows the variance in dollars for certain of our operating data between the three and nine months ended September 30, 2006 and 2005.

		Total variance in
	Total variance in	dollars between
	dollars between	the nine months ended
	the three months ended	September 30, 2006
	September 30, 2006 and	and
(in millions)	2005	2005
REVENUE:
Office Property	$6.8	$35.3
Resort Residential Development Property	(10.7)	1.8
Resort/Hotel Property	(1.9)	(0.9)

Total Property revenue	$(5.8)	$36.2

EXPENSE:
Office Property real estate taxes	$0.9	$1.3
Office Property operating expenses	0.3	7.6
Resort Residential Development Property expense	(5.0)	14.0
Resort/Hotel Property expense	(1.3)	(3.6)

Total Property expense	$(5.1)	$19.3

Income from Property Operations	$(0.7)	$16.9

OTHER INCOME (EXPENSE):
Income from sale of investment unconsolidated company	$24.2	$28.5
Income from investment land sales	0.2	(8.2)
Gain on joint venture of properties	(0.2)	(1.8)
Gain on property sales	—	0.1
Interest and other income	3.3	15.3
Corporate general and administrative	0.8	(4.4)
Interest expense	(0.5)	2.8
Amortization of deferred financing costs	0.1	0.5
Extinguishment of debt	0.4	2.0
Depreciation and amortization	(0.4)	1.0
Other expenses	(3.3)	(6.4)
Equity in net income (loss) of unconsolidated companies:
Office Properties	(0.9)	(2.7)
Resort Residential Development Properties	0.5	0.2
Resort/Hotel Properties	(0.7)	(3.5)
Temperature-Controlled Logistics Properties	(1.9)	(2.2)
Other	0.3	(10.0)

Total other income (expense)	$21.9	$11.2

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$21.2	$28.1

Minority interests	0.1	1.7
Income tax benefit	2.6	5.4

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$23.9	$35.2

Income from discontinued operations	(0.9)	(4.7)
Impairment charges related to real estate assets from discontinued operations	(0.1)	—
(Loss) gain on sale of real estate from discontinued operations	(105.5)	(107.2)

NET INCOME	$(82.6)	$(76.7)

Series A Preferred Unit distributions	—	—
Series B Preferred Unit distributions	—	—

NET INCOME (LOSS) AVAILABLE TO PARTNERS	$(82.6)	$(76.7)

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005.
Property Revenues
          Total property revenues decreased $5.8 million, or 2.8%, to $204.6 million for the three months ended September 30, 2006, as compared to $210.4 million for the three months ended September 30, 2005. The primary components of the decrease in total property revenues are discussed below.
•	Office Property revenues increased $6.8 million, or 7.1%, to $103.1 million, primarily due to:
•	an increase of $3.6 million in net lease termination fees (from $4.9 million to $8.5 million) primarily due to the El Paso lease termination and related re-leasing;

•	an increase of $2.4 million from the 51 consolidated Office Properties (excluding properties acquired, disposed, or stabilized during 2005 and 2006) that we owned or had an interest in, primarily due to a 2.4 percentage point increase in average occupancy (from 86.0% to 88.4%), increased expense recovery revenue related to the increase in occupancy and increased recoverable expenses, increased parking revenue and increased billable electricity; partially offset by a decline in full service weighted average rental rates; and

•	an increase of $2.2 million from the acquisition of Financial Plaza in January; partially offset by

•	a decrease of $0.6 million due to the disposition of the 5 Houston Center office property in December 2005; and

•	a decrease of $0.6 million in third party management and leasing services related to a decrease in lease commission revenue at the Three Westlake Park Office Property.
•	Resort Residential Development Property revenues decreased $10.7 million, or 13.6%, to $67.7 million, primarily due to:
•	a decrease of $10.6 million in CRDI revenues related to product mix in lots and units available for sale in 2005 versus 2006 at Creekside Townhomes, Creekside - Phase II and Brownstones – Phase I, all in Denver, Colorado, Horizon Pass in Bachelor Gulch, Colorado, and Eagle Ranch in Eagle, Colorado, which had sales in the three months ended September 30, 2005, but reduced or no sales in the same period in 2006; partially offset by Old Greenwood and Northstar Ironhorse in Lake Tahoe, California, which had sales in the three months ended September 30, 2006, but reduced or no sales in the same period in 2005; and
•	Resort/Hotel Property revenues decreased $1.9 million, or 5.3%, to $33.9 million, primarily attributable to:
•	a decrease of $3.2 million in revenue at the Park Hyatt Beaver Creek related to a decrease in occupancy due to construction activity on the property and the closure of the Allegria Spa for expansion; partially offset by

•	an increase of $0.9 million in revenue at the remaining Luxury Resort and Spa Properties primarily at the Fairmont Sonoma Mission Inn which experienced an 8% increase in revenue per available room (from $276 to $297) resulting from an increase of 9% in average daily rate (from $316 to $343) with occupancy remaining flat.
Property Expenses
          Total property expenses decreased $5.1 million, or 3.5%, to $140.2 million for the three months ended September 30, 2006, as compared to $145.3 million for the three months ended September 30, 2005. The primary components of the decrease in total property expenses are discussed below.
•	Office Property expenses increased $1.2 million, or 2.4%, to $51.3 million, primarily due to:
•	an increase of $2.0 million in operating expenses of the 51 consolidated Office Properties (excluding properties acquired, disposed, or stabilized in 2005 and 2006) that we owned or had an interest in primarily due to increased property taxes, utilities, general building expenses and cleaning expenses; and

•	an increase of $1.2 million from the acquisition of Financial Plaza in January 2006; partially offset by

•	a decrease of $1.4 million related to decreased leasing costs and consulting and legal fees.

•	Resort Residential Development Property expenses decreased $5.0 million, or 7.3%, to $63.7 million, primarily due to:
•	a decrease of $7.7 million at CRDI primarily related to a decrease in cost of sales from product mix of lots and units available for sale in 2005 versus 2006 at Creekside Townhomes, Creekside — Phase II and Brownstones – Phase I, all in Denver, Colorado, Horizon Pass in Bachelor Gulch, Colorado, and Eagle Ranch in Eagle, Colorado, which had sales in the three months ended September 30, 2005, but reduced or no sales in the same period in 2006; partially offset by Old Greenwood and Northstar Ironhorse in Lake Tahoe, California, which had increased sales in the three months ended September 30, 2006, compared to the same period 2005.
•	Resort/Hotel Property expenses decreased $1.3 million, or 4.9%, to $25.2 million, primarily due to a decrease in occupancy at the Park Hyatt Beaver Creek due to construction activity on the property and the closure of the Allegria Spa for expansion.
Other Income/Expense
          Total other income and expenses decreased $21.9 million, or 28.3%, to $55.5 million for the three months ended September 30, 2006, compared to $77.4 million for three months ended September 30, 2005. The primary components of the decrease in total other income and expenses are discussed below.
Other Income
          Other income increased $24.8 million, or 258.3%, to $34.4 million for the three months ended September 30, 2006, as compared to $9.6 million for the three months ended September 30, 2005. The primary components of the increase in other income are discussed below.
•	Income from sale of investment in unconsolidated company increased $24.2 million due to the sale of the Four Westlake Park Office Property in September 2006.

•	Interest and other income increased $3.3 million to $10.7 million primarily due to $3.2 million increase related to interest from mezzanine loans attributable to an increase of $79.4 million in the weighted average mezzanine loan balance (from $106.8 to $186.2) and a 1.50 percentage point increase in the weighted average interest rate (from 11.97% to 13.47).

•	Equity in net income of unconsolidated companies decreased $2.7 million to a $0.8 million loss, primarily due to a decrease of $1.9 million in Temperature-Controlled Logistics equity in net income primarily attributable to decreased income in the transportation segment due to service with FEMA in 2005 in the wake of Hurricane Katrina.
Other Expenses
          Other expenses increased $2.9 million, or 3.3%, to $89.9 million for the three months ended September 30, 2006, compared to $87.0 million for the three months ended September 30, 2005. The primary components of the increase in other expenses are discussed below.
•	Other expenses increased $3.3 million, to $5.0 million due primarily to legal and advisory fees for certain contemplated strategic alternatives.

•	Interest expense increased $0.5 million, or 1.5%, to $34.6 million due to an increase of $144 million in the weighted average debt balance (from $2.315 billion to $2.459 billion) and a .24 percentage point increase in the hedged weighted average interest rate (from 6.90% to 7.14%); partially offset by an increase of $3.6 million in capitalized interest (from $5.9 million to $9.5 million).

•	Corporate general and administrative costs decreased $0.8 million, or 6.8%, to $10.9 million due primarily to a decrease in compensation expense associated with restricted units granted under our long-term incentive compensation plans in December 2004 and May 2005, as a result of reaching the first performance target in August 2005, which resulted in acceleration of compensation expense.

Income Tax Benefit
          The $2.6 million increase in the income tax benefit for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, is primarily due to a $1.8 million decrease in tax expense on the Resort Residential Development Properties primarily attributable to a decrease in taxable income for DMDC.
Discontinued Operations
          Income from discontinued operations on assets sold and held for sale decreased $106.5 million due primarily to a decrease of $105.5 million, attributable to the gain on sale of three properties in 2005.
Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005.
Property Revenues
          Total property revenues increased $36.2 million, or 6.0%, to $638.3 million for the nine months ended September 30, 2006, as compared to $602.1 million for the nine months ended September 30, 2005. The primary components of the increase in total property revenues are discussed below.
•	Office Property revenues increased $35.3 million, or 12.7%, to $313.2 million, primarily due to:
•	an increase of $26.9 million in net lease termination fees (from $7.0 million to $33.9 million) primarily due to the El Paso lease termination and related re-leasing;

•	an increase of $6.9 million from the acquisition of Financial Plaza in January 2006 and increased occupancy at One Live Oak, the Exchange Building and Peakview Tower;

•	an increase of $6.4 million from the 51 consolidated Office Properties (excluding properties acquired, disposed, or stabilized during 2005 and 2006) that we owned or had an interest in, primarily due to a 1.7 percentage point increase in average occupancy (from 86.2% to 87.9%), increased expense recovery revenue related to the increase in occupancy and increased recoverable expenses and increased parking revenue; partially offset by a decline in full service weighted average rental rates; and

•	an increase of $0.9 million due to the settlement of litigation pertaining to leases and license agreements in various Office Properties; partially offset by

•	a decrease of $6.3 million due to the joint ventures of Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005.
•	Resort Residential Development Property revenues increased $1.8 million, or 0.8%, to $220.5 million, primarily due to:
•	an increase of $15.4 million in CRDI revenues related to product mix in lots and units available for sale in 2006 versus 2005, primarily at Northstar Ironhorse, Gray’s Crossing and Old Greenwood, all in Lake Tahoe, California, and Hummingbird Lodge in Bachelor Gulch, Colorado, which had sales in the nine months ended September 30, 2006, but reduced or no sales in the same period in 2005; partially offset by Creekside – Phase II, Creekside Townhomes, Delgany and Brownstones – Phase I, all in Denver, Colorado, the Horizon Pass project in Bachelor Gulch, Colorado, and Eagle Ranch in Colorado, which had sales in the nine months ended September 30, 2005, but reduced or no sales in the same period in 2006; partially offset by

•	a decrease of $12.4 million at DMDC primarily related to a decrease in lot sales revenue due to a decrease in lots sold (from 37 to 3); partially offset by an increase of $4.7 million in unit sales revenue due to the sale of three units in 2006.
•	Resort/Hotel Property revenues decreased $0.9 million, or 0.9%, to $104.6 million, primarily attributable to:
•	a decrease of $4.6 million due to the contribution in January 2005, of the Canyon Ranch® Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; and

•	a decrease of $3.7 million in revenue at the Park Hyatt Beaver Creek related to a decrease in occupancy due to construction activity on the property and the closure of the Allegria Spa for expansion; partially offset by

•	an increase of $4.8 million in revenue at the remaining Luxury Resort and Spa Properties, primarily at the Fairmont Sonoma Mission Inn which experienced a 17% increase in revenue per available room (from $206 to $240) resulting from an increase of 5% in average daily rate (from $292 to $307) and an 8 percentage point increase in occupancy (from 70% to 78%); and

•	an increase of $2.5 million in room revenue at the Business Class Hotel Properties primarily related to a 13% increase in revenue per available room (from $90 to $102) resulting from a 12% increase in average daily rate (from $122 to $137) with occupancy remaining flat.

Property Expenses
     Total property expenses increased $19.3 million, or 4.6%, to $436.3 million for the nine months ended September 30, 2006, as compared to $417.0 million for the nine months ended September 30, 2005. The primary components of the increase in total property expenses are discussed below.
•	Office Property expenses increased $8.9 million, or 6.2%, to $152.7 million, primarily due to:
•	an increase of $6.5 million in operating expenses of the 51 consolidated Office Properties (excluding properties acquired, disposed or stabilized during 2005 and 2006) that we owned or had an interest in primarily due to increased property taxes, utilities, general building expenses, cleaning expenses, insurance expense and non-recoverable administrative expenses;

•	an increase of $3.2 million from the acquisition of Financial Plaza in January 2006 and the Exchange Building in February 2005;

•	an increase of $1.4 million in lease termination expense related to the termination of a retail lease at Hughes Center; and

•	an increase of $0.6 million related to the cost of providing third party management and leasing services primarily related to the joint venture of Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005; partially offset by

•	a decrease of $2.8 million related to the joint venture of Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005.
•	Resort Residential Development Property expenses increased $14.0 million, or 7.3%, to $205.1 million, primarily due to:
•	an increase of $23.3 million in CRDI cost of sales related to product mix in lots and units available for sale in 2006 versus 2005, primarily at Northstar Ironhorse, Gray’s Crossing and Old Greenwood, all in Lake Tahoe, California, and Hummingbird Lodge in Bachelor Gulch, Colorado, which had sales in the nine months ended September 30, 2006, but reduced or no sales in the same period in 2005; partially offset by Creekside Phase II, Creekside Townhomes, Delgany and Brownstones – Phase I, all in Denver, Colorado, Horizon Pass in Bachelor Gulch, Colorado, and Eagle Ranch in Colorado, which had sales in the nine months ended September 30, 2005, but reduced or no sales in the same period 2006; and

•	an increase of $2.3 million primarily due to marketing expenses related to the Ritz-Carlton Tower Residences and Regency Row and to The Residences at the Ritz-Carlton in Dallas, Texas; partially offset by

•	a decrease of $12.1 million at DMDC primarily related to a decrease in cost of sales attributable to decreased lot sales.
•	Resort/Hotel Property expenses decreased $3.6 million, or 4.4%, to $78.4 million, primarily due to:
•	a decrease of $4.1 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; and

•	a decrease of $2.3 million at the Park Hyatt Beaver Creek related to a decrease in occupancy due to construction activity on the property and the closure of the Allegria Spa for expansion; partially offset by

•	an increase of $3.0 million at the remaining Luxury Resort and Spa Properties, primarily at Sonoma Mission Inn, related to an 8 percentage point increase in occupancy (from 70% to 78%).
Other Income/Expense
          Total other income and expenses decreased $11.2 million, or 5.3%, to $198.8 million for the nine months ended September 30, 2006, compared to $210.0 million for nine months ended September 30, 2005. The primary components of the decrease in total other income and expenses are discussed below.
Other Income
          Other income increased $15.7 million, or 32.0%, to $64.8 million for the nine months ended September 30, 2006, as compared to $49.1 million for the nine months ended September 30, 2005. The primary components of the increase in other income are discussed below.
•	Income from sale of investment in unconsolidated company increased $28.5 million due to the sale of the Four Westlake Park and Chase Tower Office Properties in 2006.

•	Interest and other income increased $15.3 million to $35.9 million primarily due to $16.7 million increase from mezzanine loans attributable to an increase of $99.4 million in the weighted average mezzanine loan balance (from $74.0 million to $173.4 million) and includes approximately $6.2 million in prepayment fees on two mezzanine loans that were paid off in first quarter 2006 and a 1.09 percentage point increase in the weighted average interest rate (from 11.81% to 12.90%);

•	Equity in net income of unconsolidated companies decreased $18.2 million primarily due to:
•	a decrease of $10.0 million in Other equity in net income primarily attributable to a decrease of income from the G2 and SunTx investments;

•	a decrease of $3.5 million in Resort/Hotel equity in net income primarily attributable to Canyon Ranch Living Miami license fees of $3.0 million, of which our portion was $1.4 million, recognized at CR Operating, LLC in the first quarter 2005;

•	a decrease of $2.7 million in Office equity in net income due to a $1.1 million decrease at Bank One Center, $0.7 million decrease at Houston Center and the disposition of 5 Houston Center in December 2005; and

•	a decrease of $2.2 million in Temperature-Controlled Logistics equity in net income primarily attributable to decreased income in the transportation segment due to services with FEMA in 2005 in the wake of Hurricane Katrina
•	Income from investment land sales decreased $8.2 million due primarily to the gain on the sale of two parcels of undeveloped investment land in Houston, Texas in 2005.

•	Gain on joint venture of properties decreased $1.8 million due to the gain from the joint venture of Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005.
Other Expenses
          Other expenses increased $4.5 million, or 1.7%, to $263.6 million for the nine months ended September 30, 2006, compared to $259.1 million for the nine months ended September 30, 2005. The primary components of the increase in other expenses are discussed below.
•	Other expenses increased $6.4 million, to $8.8 million due primarily to legal and advisory fees for certain contemplated strategic alternatives.

•	Corporate general and administrative costs increased $4.4 million, or 13.3%, to $37.6 million due primarily to an increase in compensation expense associated with restricted units granted under our long-term incentive compensation plans in December 2004 and May 2005, due to nine months of expense in 2006 for the May 2005 unit plan and as a result of reaching the third performance target in March 2006, which resulted in acceleration of compensation expense, as well as increased stock and unit option expense from the adoption of SFAS No. 123R and increased payroll and benefit costs.

•	Interest expense decreased $2.8 million, or 2.7%, to $100.6 million due to an increase of $6.9 million in capitalized interest (from $15.0 million to $21.9 million); partially offset by an increase of $80 million in the weighted average debt balance (from $2.265 billion to $2.345 billion) and a 0.06 percentage point decrease in the hedged weighted average interest rate (from 6.98% to 7.04%);

•	Extinguishment of debt decreased $2.0 million due to the write-off of deferred financing costs associated with the reduction of the Bank of America Funding XII Term Loan, the payoff of the old credit facility and the payoff of the Fleet Term Loan, all in 2005.
Income Tax Benefit
          The $5.4 million increase in the income tax benefit for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, is primarily due to a $3.6 million decrease in tax expense related to 2005 income from the G2 investment and 2005 unrealized gains associated with the SunTx investment.
Discontinued Operations
Income from discontinued operations on assets sold and held for sale decreased $111.9 million to $0.3 million due to:

•	a decrease of $107.2 million due to the gain on the sale of four office properties in 2005; and

•	a decrease of $4.7 million due to the reduction of net income associated with properties held for sale in 2006 compared to 2005.

Liquidity and Capital Resources
Overview
          Our primary sources of liquidity are cash flow from operations, our credit facility, construction loans and proceeds from asset sales and joint ventures. Our short-term liquidity requirements through September 30, 2007, consist primarily of our normal operating expenses, recurring principal and interest payments on our debt, resort residential development capital expenditures, capital expenditures for operating properties, potential redemption of our restricted units and distributions to our unitholders. Our long-term liquidity requirements are substantially similar to our short-term liquidity requirements, other than the level of debt obligations maturing after September 30, 2007.
Short-Term Liquidity
          We believe that cash flow from operations will be sufficient to cover our normal operating expenses, interest payments on our debt, distributions on our preferred units, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (including property improvements, tenant improvements and leasing commissions) in 2006 and 2007. The cash flow from our Resort Residential Development Segment is cyclical in nature and primarily realized in the last quarter of each year. We expect to meet temporary shortfalls in operating cash flow caused by this cyclicality through working capital draws under our credit facility and additional borrowings. As of September 30, 2006, we had up to $65.6 million of borrowing capacity available under our credit facility. However, if the General Partner continues to declare distributions on our units at current levels, our cash flow from operations, after payments discussed above, is not expected to fully cover such distributions on our units in 2006 and 2007. We intend to use proceeds from asset sales and joint ventures, additional leverage on assets, and borrowings under our credit facility to cover this shortfall.
          In addition, through September 30, 2007, we expect to make capital expenditures that are not in the ordinary course of operations of our business of approximately $162.1 million, primarily relating to new developments of investment property. We anticipate funding these short-term liquidity requirements primarily through construction loans and borrowings under our credit facility or additional debt facilities. As of September 30, 2006, we also had maturing debt obligations of $670.5 million through September 30, 2007, made up primarily of the maturity of the 2007 Notes, the GACC Note (which has three one-year extension options), Funding I Defeasance (to be repaid from proceeds of defeasance investments) and the KeyBank II loan. The 2007 Notes will be repaid using proceeds from new bonds, asset sales or additional leverage on under-leveraged assets. We intend to refinance the KeyBank II loan. In addition, $53.3 million of these maturing debt obligations relate to the Resort Residential Development Segment and will be repaid with the sales of the corresponding land or units or will be refinanced with additional debt facilities. The remaining maturities consist primarily of normal principal amortization and will be met with cash flow from operations.
Long-Term Liquidity
          Our long-term liquidity requirements as of September 30, 2006, consist primarily of $1.8 billion of debt maturing after September 30, 2007. We also have $14.3 million of expected long-term capital expenditures relating to capital investments that are not in the ordinary course of operations of our business. We anticipate meeting these obligations primarily through refinancing maturing debt with long-term secured and unsecured debt, construction loans and through other debt and equity financing alternatives, as well as cash proceeds from asset sales and joint ventures.
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

Cash Flows
          Our cash flow from operations is primarily attributable to the operations of our Office, Resort Residential Development and Resort/Hotel Properties. The level of our cash flow depends on multiple factors, including rental rates and occupancy rates at our Office Properties, sales of lots and units at our Resort Residential Development Properties and room rates and occupancy rates at our Resort/Hotel Properties. Our net cash provided by operating activities is also affected by the level of our operating and other expenses, as well as Resort Residential capital expenditures for existing and committed projects.
          During the nine months ended September 30, 2006, our cash flow from operations was insufficient to fully cover the distributions on our units. We funded this shortfall primarily with a combination of proceeds from asset sales and borrowings under our credit facility.

For the nine months ended
(in millions)	September 30, 2006
Cash used in Operating Activities	$(100.6)
Cash provided by Investing Activities	2.7
Cash provided by Financing Activities	90.7

Decrease in Cash and Cash Equivalents	$(7.2)
Cash and Cash Equivalents, Beginning of Period	84.1

Cash and Cash Equivalents, End of Period	$76.9

Operating Activities
          Our cash used in operating activities of $100.6 million is attributable to Property operations.
Investing Activities
          Our cash provided by investing activities of $2.7 million is primarily attributable to:
•	$172.8 million proceeds from defeasance investment maturities and other securities, primarily due to the maturity of the securities securing the LaSalle Note II which was repaid in March 2006;

•	$34.3 million proceeds from sale of investment in unconsolidated company due to the sale of our interests in the Four Westlake Park and Chase Tower office properties;

•	$24.3 million proceeds from property sales due to the sale of Waterside Commons Office Property in February 2006;

•	$22.0 million return of investment in unconsolidated companies, primarily due to the distributions received from Riverfront Village, AmeriCold Realty Trust and Redtail Capital Partners, L.P.; and

•	$8.9 million decrease in restricted cash.
The cash provided by investing activities is partially offset by:
•	$107.6 million for the development of investment properties, due to the development of the JPI Multi-Family Investments luxury apartments, Paseo del Mar office development, Ritz-Carlton Hotel development and 3883 Hughes Parkway office development;

•	$46.8 million for non-revenue enhancing tenant improvement and leasing costs for Office Properties;

•	$30.7 million for the acquisition of investment properties, primarily due to the acquisition of the Financial Plaza Office Property in January 2006;

•	$29.3 million of property improvements for Office and Resort/Hotel Properties;

•	$20.5 million additional investment in unconsolidated companies, primarily related to our investment in Riverfront Village and Redtail Capital Partners, L.P.;

•	$18.9 million for development of amenities at the Resort Residential Development Properties; and

•	$5.8 million increase in notes receivable, primarily due to $63.8 million for three new mezzanine loans, partially offset by the repayment of approximately $50.2 million for two mezzanine loans.

Financing Activities
          Our cash provided by financing activities of $90.7 million is primarily attributable to:
•	$233.2 million proceeds from other borrowings, primarily due to the Bank of America loan secured by the Fairmont Sonoma Mission Inn, the Key Bank loan secured by distributions from Funding III, IV & V, the Morgan Stanley and Goldman Sachs repurchase agreements secured by mezzanine loans and construction draws on our Office developments and the Ritz-Carlton hotel development;

•	$109.2 million net proceeds from borrowings for construction costs at the Resort Residential Development Properties;

•	$67.0 million net proceeds from borrowings under our credit facility;

•	$22.6 million proceeds from capital contributions to the Operating Partnership; and

•	$8.5 million proceeds from capital contributions from our joint venture partners.
The cash provided by financing activities is partially offset by:
•	$174.1 million payments under other borrowings, primarily due to the pay off of the LaSalle Note II funded by proceeds from the maturity of defeasance investments;

•	$138.3 million distributions from the Operating Partnership;

•	$24.0 million distributions to preferred unitholders;

•	$9.5 million capital distributions to joint venture partners; and

•	$3.8 million debt financing costs, primarily due to Bank of America loan secured by the Fairmont Sonoma Mission Inn and the Goldman Sachs and Morgan Stanley repurchase agreements secured by mezzanine loans.
Liquidity Requirements
Debt Financing Summary
          The following table shows summary information about our debt, including our pro rata share of unconsolidated debt, as of September 30, 2006. Listed below are the aggregate required principal payments by year as of September 30, 2006, excluding any extension options. Scheduled principal installments and amounts due at maturity are included.

						Share of
	Secured	Defeased			Consolidated	Unconsolidated
(in thousands)	Debt	Debt	Unsecured Debt		Debt	Debt	Total
2006	$3,098	$507	$—		$3,605	$54,328	$57,933
2007	423,395	100,279	250,000		773,674	186,340	960,014
2008	244,909	289	301,000	(1)	546,198	48,405	594,603
2009	282,467	320	375,000		657,787	17,322	675,109
2010	134,051	6,337	—		140,388	23,823	164,211
Thereafter	317,920	—	77,321		395,241	363,461	758,702

	$1,405,840	$107,732	$1,003,321		$2,516,893	$693,679	$3,210,572

(1)	Borrowings under the credit facility.

Significant Capital Expenditures
          As of September 30, 2006, we had unfunded capital expenditures of approximately $176.4 million relating to capital investments that are not in the ordinary course of operations of our business segments. The table below specifies our requirements for capital expenditures not factoring in project level financing, the amounts funded as of September 30, 2006, and amounts remaining to be funded (future funding classified between short-term and long-term capital requirements):

		Amount Spent			Capital Expenditures
	Total	as of	Amount		Short-Term
	Project	September 30,	Remaining To		(Next 12	Long-Term
(in millions) Project	Cost(1)	2006	Spend		Months)(2)	(12+ Months)(2)
Consolidated:
Office Segment
3883 Hughes Center (3)	$73.0	$44.9	$28.1		$28.1	$—
Paseo del Mar (4)	65.4	55.8	9.6		8.8	0.8
Parkway at Oakhill(5)	24.6	8.5	16.1		8.9	7.2

Resort Residential Development Segment
Ritz-Carlton Highlands (6)	369.7	17.7	—	(7)	—	—
Tahoe Mountain Club (8)	94.4	84.7	7.3		7.3	—
JPI Multi-family Investments Luxury Apartments (9)	54.3	50.5	3.8		3.8	—
The Ritz-Carlton – Phase I(10)	202.7	103.2	99.5		93.2	6.3
The Ritz-Carlton – Phase II(11)	126.5	12.8	—	(12)	—	—

Resort/Hotel Segment
Park Hyatt Beaver Creek(13)	26.0	14.0	12.0		12.0	—

Total	$1,036.6	$392.1	$176.4		$162.1	$14.3

(1)	All amounts are approximate.

(2)	Reflects our estimate of the breakdown between short-term and long-term capital expenditures.

(3)	We have committed to a first phase office development of 239,000 square feet on land that we own within the Hughes Center complex. We expect to complete the building in the first quarter of 2007. We closed a $52.3 million construction loan in the third quarter of 2005.

(4)	In September 2005, we entered into a joint venture agreement with JMI Realty. The joint venture has committed to develop a 232,330 square-foot, three-building office complex in the Del Mar Heights submarket of San Diego, California. We have a $53.1 million construction loan from Guaranty Bank for the construction of this project. The loan is fully guaranteed by an affiliate of our partner. Amounts in the table represent our portion (80%) of total project costs. The office complex was completed in August 2006.

(5)	In March 2006, we entered into a joint venture agreement with Champion Partners. The joint venture has committed to develop a 144,380 square-foot, two-building office complex in Austin, Texas. The joint venture has a $18.3 million construction loan from JP Morgan Chase Bank to fund construction of this project. Amounts in the table represent our portion (90%) of total project costs. The development is scheduled to be completed in 2007.

(6)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. for us to develop a 172 room luxury hotel in Lake Tahoe, California. The new luxury property will also include the Ritz-Carlton Residences. The funding of future capital expenditures is dependent upon obtaining a certain level of unit pre-sales, construction financing and obtaining a joint venture partner for 60% of the equity.

(7)	The funding of future capital expenditures is dependent upon obtaining a certain level of unit pre-sales, construction financing and obtaining a joint venture partner for 60% of the equity.

(8)	As of September 30, 2006, we had invested $84.7 million in Tahoe Mountain Club, which includes the acquisition of land and development of golf courses and club amenities. Table includes the development planned for 2006 only. We anticipate collecting membership deposits which will be utilized to fund a portion of the development costs.

(9)	In October 2004, we entered into an agreement with JPI Multi-Family Investments, L.P. to develop a multi-family apartment project in Dedham, Massachusetts. We have a construction loan with a maximum borrowing of $41.0 million, which our partner guarantees to fund construction.

(10)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. for us to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas. The development plans include a Ritz-Carlton with approximately 217 hotel rooms and 70 residences. Construction on the development is anticipated to be completed in the third quarter of 2007. We have a $175.0 million construction line of credit from KeyBank for the construction of this project.

(11)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. for us to develop an additional 96 Ritz-Carlton residences and 4 townhomes adjacent to the Phase I development.

(12)	The funding of future capital expenditures is dependent upon obtaining a certain level of unit pre-sales and construction financing.

(13)	In April 2006, we began renovations at the Park Hyatt Beaver Creek in Avon, Colorado, which consist of the addition of air conditioning, upgrades to the common areas and taking 30 rooms out of service to expand the Allegria Spa. The spa expansion and resort upgrades are expected to be completed in December 2006.

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
          The following table presents the amount of restricted unit grants, vested restricted units and the redemption amount by year.

			Vested Unit
			Redemption Value
(dollars in			at September 30,	Redeemable in
thousands)	Granted(1)	Vested(1)	2006(2)	2006(3)	2007(4)	2008
2004 Plan	3,568,500	2,147,500	$46,837	$43,719	$3,118	$—
2005 Plan	2,187,500	437,500	9,542	—	9,433	109

	5,756,000	2,585,000	$56,379	$43,719	$12,551	$109

(1)	Amounts listed in common share equivalents and are net of forfeitures.

(2)	Vested units may be exchanged for cash unless, prior to the date of exchange, Crescent obtains shareholder approval authorizing it, in its discretion, to deliver instead two common shares for each such restricted unit.

(3)	Amount is redeemable beginning December 1, 2006.

(4)	Amount is redeemable primarily beginning May 16, 2007.
Off-Balance Sheet Arrangements — Guarantee Commitments
          Our guarantees in place as of September 30, 2006, are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees.

	Guaranteed	Maximum
	Amount	Guaranteed
	Outstanding at	Amount at
(in thousands)	September 30,	September 30,
Debtor	2006	2006
CRDI – Eagle Ranch Metropolitan District – Letter of Credit (1)	$7,845	$7,845
Main Street Partners, L.P. – Letter of Credit (2) (3)	4,250	4,250
Fresh Choice, LLC(4)	1,000	1,000
CRDI – U.S. Bank National Association(5)	8,449	20,393

Total Guarantees	$21,544	$33,488

(1)	We provide a $7.8 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2)	See Note 8, “Investments in Unconsolidated Companies,” for a description of the terms of this debt.

(3)	We and our joint venture partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

(4)	We provide a guarantee of up to $1.0 million to GE Capital Franchise Financing Corporation as part of Fresh Choice’s bankruptcy reorganization.

(5)	We entered into a Payment and Completion Guaranty with U.S. Bank National Association for the repayment of bonds that were issued by the Northstar Community Housing Corporation to fund construction of an employee housing project. The initial guaranty of $20.4 million decreases to $5.1 million once construction is complete and certain conditions are met and decreases further and is eventually released as certain debt service coverage ratios are achieved.
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

Debt Financing
          The significant terms of our primary debt financing arrangements existing as of September 30, 2006, are shown below:

			Balance
			Outstanding	Interest Rate at
	Secured	Maximum	at September 30,	September 30,
Description(1)	Asset	Borrowings	2006	2006		Maturity Date
Secured Fixed Rate Debt:
AEGON Partnership Note	Greenway Plaza	$243,932	$243,932	7.53%		July 2009
Prudential Note	707 17th Street/Denver Marriott	70,000	70,000	5.22		June 2010
JP Morgan Chase III	Datran Center	65,000	65,000	4.88		October 2015
Bank of America Note I	Fairmont Sonoma Mission Inn	55,000	55,000	5.40		February 2011
Morgan Stanley I	The Alhambra	50,000	50,000	5.06		October 2011
Allstate Life Note	Financial Plaza	39,089	39,089	5.47		October 2010
Bank of America Note II	The BAC – Colonnade Building	37,558	37,558	5.53		May 2013
Metropolitan Life Note VII	Dupont Centre	35,500	35,500	4.31		May 2011
Column Financial	Peakview Tower	33,000	33,000	5.59		April 2015
Mass Mutual Note (2)	3800 Hughes	32,498	32,498	7.75		January 2007
Northwestern Life Note	301 Congress	26,000	26,000	4.94		November 2008
JP Morgan Chase II	3773 Hughes	24,755	24,755	4.98		September 2011
Allstate Note (2)	3993 Hughes	24,216	24,216	6.65		September 2010
Metropolitan Life Note VI (2)	3960 Hughes	22,312	22,312	7.71		October 2009
Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	38,603	38,603	2.90 to 13.75		July 2007 to Sept. 2011
Secured Fixed Rate Defeased Debt (3):
LaSalle Note I	Funding I Defeasance	100,462	100,462	7.83		August 2007
Nomura Funding VI Note	Funding VI Defeasance	7,270	7,270	10.07		July 2010

Subtotal/Weighted Average		$905,195	$905,195	6.38%

Unsecured Fixed Rate Debt:
The 2009 Notes		$375,000	$375,000	9.25%		April 2009
The 2007 Notes		250,000	250,000	7.50		September 2007

Subtotal/Weighted Average		$625,000	$625,000	8.55%

Secured Variable Rate Debt:
KeyBank I (4)	Ritz-Carlton Dallas Construction	$175,000	$65,150	7.58%		July 2008
GACC Note (4)	Funding One Assets	165,000	165,000	6.80		June 2007
JPMorgan Chase	Northstar Big Horn Construction	113,992	64,939	7.75		October 2007
Morgan Stanley II (5)(6)	Mezzanine Investments	100,000	38,280	7.29		March 2009
Goldman Sachs(6)(7)	Mezzanine Investments	100,000	10,000	6.73		May 2009
KeyBank II	Distributions from Funding III, IV and V	75,000	50,000	7.33		January 2007
First Bank of Vail	Village Walk Construction	62,457	21,468	7.75		February 2008
Guaranty Bank (8)(9)	Paseo Del Mar Construction	53,100	35,745	7.31		September 2008
Societe Generale I (8)	3883 Hughes Construction	52,250	19,116	7.26		September 2008
Bank of America III (8)(9)	Jefferson Station Apts Construction	41,009	37,231	7.33		November 2007
US Bank II	Northstar Trailside Construction	36,000	336	7.83		March 2008
US Bank I (10)	Beaver Creek Landing Construction	33,400	9,813	7.07		February 2008
National Bank of Arizona	DMDC Assets	30,000	15,156	8.75		October 2007
California Bank & Trust(11)	One Riverfront Construction	24,350	7,182	8.38		March 2008
Societe General II	Gray’s Crossing Construction	22,209	11,483	7.84		July 2007
Chase Bank	Old Greenwood Construction	21,000	19,008	8.25		March 2007
Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	72,689	38,470	6.58 to 9.25		February 2007 to December 2012

Subtotal/Weighted Average		$1,177,456	$608,377	7.36%

Unsecured Variable Rate Debt:
Credit Facility (12)		$380,335	$301,000	6.93%		February 2008
Junior Subordinated Notes		51,547	51,547	7.49		June 2035
Junior Subordinated Notes		25,774	25,774	7.49		July 2035

Subtotal/Weighted Average		$457,656	$378,321	7.04%

Total/Weighted Average		$3,165,307	$2,516,893	7.26	%(13)

Average remaining term                                                                                     3.2 years

(1)	For more information regarding the terms of our debt financing arrangements and the method of calculation of the interest rate for our variable rate debt, see Note 9, “Notes Payable and Borrowings under the Credit Facility,” included in Item 1, “Financial Statements.”

(2)	Includes a portion of total premiums of $2.5 million reflecting market value of debt acquired with the purchase of Hughes Center portfolio.

(3)	We purchased U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for these loans. The cash flow from defeasance investments (principal and interest) matches the total debt service payment of the loans.

(4)	This loan has three one-year extension options.

(5)	The investments can be financed through March 2008, after which four equal payments are due quarterly. The loan has a provision for a one-year extension which is subject to Morgan Stanley’s approval.

(6)	The loans supporting these facilities are subject to daily valuations by Morgan Stanley and Goldman Sachs, respectively. We are subject to a margin call if the overall leverage of the facility exceeds certain thresholds.

(7)	The investments can be financed through May 2009. The financing and maturity can be extended one year subject to Goldman Sachs’ approval.

(8)	This loan has two one-year extension options.

(9)	Our partner provides a full guarantee of this loan.

(10)	This loan has one six-month extension option.

(11)	This loan has one one-year extension option.

(12)	The Credit Facility has a maximum potential capacity of $380.3 million. The $301.0 million outstanding at September 30, 2006, excludes letters of credit issued under the facility of $13.8 million. We are also subject to financial covenants, which include minimum debt service ratios, maximum leverage ratios and, in the case of the Operating Partnership, a minimum tangible net worth limitation and a fixed charge coverage ratio.

(13)	The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.22%.

          We are generally obligated by our debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. The financial covenants to which we are subject include, among others, leverage ratios, debt service coverage ratios and limitations on total indebtedness. The affirmative covenants to which we are subject under our debt agreements include, among others, provisions requiring us to comply with all laws relating to operation of any Properties securing the debt, maintenance of those Properties in good repair and working order, maintaining adequate insurance and providing timely financial information. The negative covenants under our debt agreements generally restrict our ability to transfer or pledge assets or incur additional debt at a subsidiary level, limit our ability to engage in transactions with affiliates and place conditions on our or our subsidiaries’ ability to make distributions.
          Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt, and could cause the credit facility to become unavailable to us. In addition, an event of default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default the Credit Facility, the 2007 Notes, 2009 Notes, KeyBank I Loan, Morgan Stanley II Loan, Goldman Sachs Loan, Societe Generale I Construction Loan and KeyBank II Loan, after the notice and cure periods for the other indebtedness have passed. As a result, any uncured or unwaived event of default could have an adverse effect on our business, financial condition, or liquidity.
          As of September 30, 2006, no event of default had occurred, and we were in compliance with all covenants related to our outstanding debt. Our secured debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the nine months ended September 30, 2006, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
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
          In order to reduce our exposure to counterparty-related risk, our goal is to enter into repurchase agreements with multiple financial institutions, all of whom have investment-grade long-term debt ratings. As of September 30, 2006, we had outstanding repurchase obligations under two repurchase agreements totaling $48.3 million with a weighted average borrowing rate of 7.17%.
Unconsolidated Debt Arrangements
          As of September 30, 2006, the total debt of the unconsolidated joint ventures and investments in which we have ownership interests was $2.3 billion, of which our share was $693.7 million. We guaranteed $5.3 million of this debt as of September 30, 2006. Additional information relating to our unconsolidated debt financing arrangements is contained in Note 8, “Investments in Unconsolidated Companies,” of Item 1, “Financial Statements.”
Derivative Instruments and Hedging Activities
          We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of September 30, 2006, we had interest rate swaps and interest rate caps designated as cash flow hedges, which converted $301.0 million of our variable rate debt to fixed rate debt. During the first quarter of 2006, two interest rate swaps with a combined notional amount of $200.0 million expired. In April 2006, we entered into an interest rate swap struck at 5.20% to hedge 75% of our anticipated draws on our Ritz-Carlton construction loan. In September 2006, an interest rate swap with a notional amount of $200.0 million and an interest rate at 3.72% expired and we entered into a new interest rate swap agreement with Bank of America with a notional amount of $200.0 million with an interest rate at 5.20% and a September 4, 2007, maturity date.

Unconsolidated Investments
          The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of September 30, 2006.

		Our Ownership
		as of
Entity	Classification	September 30, 2006
Main Street Partners, L.P.	Office (Bank One Center-Dallas)	50.0	%(1)
Crescent Irvine, LLC	Office (2211 Michelson Office Development – Irvine)	40.0	%(2)
Crescent Miami Center, LLC	Office (Miami Center – Miami)	40.0	%(3) (4)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza – Atlanta)	35.0	%(5) (4)
Crescent POC Investors, L.P.	Office (Post Oak Central – Houston)	23.9	%(6) (4)
Crescent HC Investors, L.P.	Office (Houston Center – Houston)	23.9	%(6) (4)
Crescent TC Investors, L.P.	Office (The Crescent – Dallas)	23.9	%(6) (4)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage – Dallas)	23.9	%(7) (4)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor – Dallas)	23.9	%(7) (4)
Crescent Fountain Place, L.P.	Office (Fountain Place – Dallas)	23.9	%(7) (4)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak Park – Houston)	30.0	%(8) (4)
Crescent One BriarLake Plaza, L.P.	Office (One BriarLake Plaza – Houston)	30.0	%(9) (4)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower – Houston)	23.9	%(10) (4)
Houston PT Three Westlake Office Limited Partnership	Office (Three Westlake Park – Houston)	20.0	%(11) (4)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7	%(12)
CR Operating, LLC	Resort/Hotel	48.0	%(13)
CR Spa, LLC	Resort/Hotel	48.0	%(13)
East West Resort Development XIV, L.P., L.L.L.P.	Resort Residential Development	26.8	%(14)
Blue River Land Company, LLC	Resort Residential Development	33.2	%(15)
EW Deer Valley, LLC	Resort Residential Development	35.7	%(16)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	26.7	%(17)
Redtail Capital Partners, L.P. (Redtail)	Other	25.0	%(18) (4)
Fresh Choice, LLC	Other	40.0	%(19)
G2 Opportunity Fund, L.P. (G2)	Other	12.5	%(20)

(1)	The remaining 50% interest is owned by Trizec Properties, Inc.

(2)	The remaining 60% interest is owned by an affiliate of Hines.

(3)	The remaining 60% interest is owned by an affiliate of a fund managed by JPM.

(4)	We have negotiated performance based incentives, which we refer to as promoted interest, which allow for additional equity to be earned if return targets are exceeded.

(5)	The remaining 65% interest is owned by Metzler US Real Estate Fund, L.P.

(6)	Each limited partnership is owned by Crescent Big Tex I, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(7)	Each limited partnership is owned by Crescent Big Tex II, L.P., which is owned 76.1% by a fund advised by JPM.

(8)	The remaining 70% interest is owned by an affiliate of GE.

(9)	The remaining 70% interest is owned by affiliates of JPM.

(10)	The partnership is owned by Crescent Big Tex III L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(11)	The remaining 80% interest is owned by an affiliate of GE.

(12)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(13)	The remaining 52% interest is owned by the founders of Canyon Ranch and their affiliates. CR Spa, LLC operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(14)	We provided 41.9% of the initial capitalization and the venture is structured such that we own a 26.8% interest after we receive a preferred return on our invested capital. The remaining 73.2% economic interest is owned by parties unrelated to us. East West Resort Development XIV, L.P., L.L.L.P. was formed to co-develop a hotel and condominiums in Avon, Colorado.

(15)	The remaining 66.8% interest is owned by parties unrelated to us. Blue River Land Company, LLC was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(16)	The remaining 64.3% interest is owned by parties unrelated to us. EW Deer Valley, LLC was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, LLC was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(17)	Of the remaining 73.3%, approximately 42.5% is owned by SunTx Capital Partners, L.P. and the remaining 30.8% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.3% is through an unconsolidated investment in SunTx Capital Partners, L.P., the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(18)	The remaining 75% interest is owned by Capstead Mortgage Corporation. Redtail was formed to invest up to $100.0 million in equity in select mezzanine loans on commercial real estate over a two-year period.

(19)	The remaining 60% interest is owned by Cedarlane Natural Foods, Inc. Fresh Choice is a restaurant owner, operator and developer.

(20)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 92% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of Crescent’s Board of Trust Managers, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater. Approximately 6% general partner interest is owned by John C. Goff, Vice-Chairman of Crescent’s Board of Trust Managers and Chief Executive Officer of Crescent and our Sole Director and Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties.

Significant Accounting Policies
Critical Accounting Policies
          A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2005, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to these policies during 2006.
Adoption of New Accounting Standards
          SFAS No. 123R. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We were required to apply SFAS No. 123R beginning January 1, 2006. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis. We adopted SFAS No. 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Additionally, our prior interim periods and fiscal years do not reflect any restated amounts due to the adoption of SFAS No. 123R. We estimate an additional $1.4 million and $0.2 million of expense will be recorded for the years ended December 31, 2006 and 2007, respectively, for stock and unit options due to the adoption of SFAS No. 123R.
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

          FASB Interpretation 48. In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. We are currently evaluating the impact, if any, to our financial condition and results of operations from the adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the beginning balance of partners’ capital on January 1, 2007.
          SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new FASB rule defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, to our financial condition or results of operations from the adoption of SFAS No. 157.
          SAB No. 108. In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108), which is effective for fiscal years ending after November 15, 2006. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. We do not believe there will be an impact to our financial condition or results of operations from the adoption of SAB No. 108.
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

Consolidated Statements of Funds from Operations

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$11,099	$93,693	$8,968	$85,663
Adjustments to reconcile net income (loss) to funds from operations available to partners — diluted:
Depreciation and amortization of real estate assets	32,573	33,665	97,127	102,460
Gain on property sales	(9,552)	(105,808)	(14,073)	(109,585)
Gain from promoted interest	(14,742)	—	(14,742)	—
Adjustment for investments in unconsolidated companies:
Office Properties	5,770	5,548	16,025	15,627
Resort Residential Development Properties	(3,276)	(2,161)	(9,276)	(2,609)
Resort/Hotel Properties	1,204	1,004	3,497	2,813
Temperature-Controlled Logistics Properties	4,212	4,530	11,991	13,729
Series A Preferred Unit distributions	(5,991)	(5,991)	(17,972)	(17,972)
Series B Preferred Unit distributions	(2,019)	(2,019)	(6,056)	(6,056)

Funds from operations available to partners – diluted(1)	$19,278	$22,461	$75,489	$84,070

Investment Segments:
Office Properties	$57,282	$54,582	$177,783	$161,513
Resort Residential Development Properties	1,494	5,474	5,802	21,437
Resort/Hotel Properties	8,465	9,352	26,880	28,434
Temperature-Controlled Logistics Properties	2,381	4,606	7,559	11,463
Other:
Corporate general and administrative	(10,937)	(11,751)	(37,575)	(33,143)
Interest expense	(34,569)	(34,076)	(100,623)	(103,434)
Series A Preferred Unit distributions	(5,991)	(5,991)	(17,972)	(17,972)
Series B Preferred Unit distributions	(2,019)	(2,019)	(6,056)	(6,056)
Income from mezzanine loans and other loans	6,515	3,380	23,251	6,467
Other(2)	(3,343)	(1,096)	(3,560)	15,361

Funds from operations available to partners — diluted(1)	$19,278	$22,461	$75,489	$84,070

Basic weighted average units outstanding	61,068	59,286	60,628	58,783
Diluted weighted average units outstanding(3)	61,875	59,921	61,237	59,044

(1)	In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO available to partners — as adjusted, which includes adjustments to exclude extinguishment of debt and impairment charges related to real estate assets and include the impact of gain on sale of developed properties and promoted interest. We provide this additional information because management utilizes it, in addition to FFO available to partners – diluted, in making operating decisions and assessing performance, and because we believe that it also is useful to investors in assessing our operating performance.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005
FFO available to partners – diluted – NAREIT	$19,278	$22,461	$75,489	$84,070
Debt extinguishment charges related to the sale of real estate assets	—	342	—	729
Impairment charges related to real estate assets	125	—	125	—
Promoted interests related to the sale of investment in unconsolidated companies	14,742	—	14,742	—

FFO available to partners – diluted – as adjusted	$34,145	$22,803	$90,356	$84,799

(2)	Includes income from investment land sales, interest and other income, extinguishment of debt, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets, and amortization of deferred financing costs.

(3)	See calculations for the amounts presented in the reconciliation following this table.

          The following schedule reconciles our basic weighted average units to the diluted weighted average units presented above:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Basic weighted average units:	61,068	59,286	60,628	58,783
Add: Unit options	807	635	699	261

Diluted weighted average units	61,875	59,921	61,327	59,044

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          No material changes in our market risk occurred from December 31, 2005 through September 30, 2006. Information regarding our market risk at September 30, 2006, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
          Changes in Internal Control Over Financial Reporting. We made no changes to our internal controls over financial reporting during the three months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1A. Risk Factors
           The following updates certain disclosures from Item 1A. Risk Factors previously disclosed in our Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and should be read in conjunction with those risk factors.
Our insurance coverage on our properties may be inadequate or unavailable, which may have a material adverse effect on our business.
           We currently carry insurance on all of our properties, including insurance for property damage and third-party liability. We believe this coverage is of the type and amount customarily obtained for or by an owner of real property assets. We intend to obtain similar insurance coverage on subsequently acquired properties. Our existing primary insurance policies expire on November 1 annually.
           In the future, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, due to events such as the September 11, 2001 terrorist attacks and the recent hurricanes in Louisiana, Mississippi and Florida, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts, environmental liabilities, or other catastrophic events including windstorms and floods, or, if offered, the expense of obtaining these types of insurance may increase dramatically or may not be justifiable. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Events such as these could adversely affect our results of operations and our ability to meet our obligations. In addition, the debt we use to finance our properties includes covenants that require us to maintain designated levels of insurance coverage with insurers having minimum credit ratings. For example, certain of our loans secured by our coastal properties include requirements that we maintain minimum levels of windstorm insurance, and we are currently in discussions with our lenders regarding the level of these requirements. If we are unable to maintain insurance that meets the requirements of our lenders and if we are unable to amend or obtain waivers of those requirements, we could be in default under these loan agreements, which could have a material adverse effect on our business.
Item 6. Exhibits
          The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
(Registrant)

	By:	Crescent Real Estate Equities, Ltd.
Its General Partner

	By	/s/ John C. Goff John C. Goff
Date: November 8, 2006		Sole Director and Chief Executive Officer

	By	/s/ Jerry R. Crenshaw, Jr

Jerry R. Crenshaw, Jr.
Managing Director and Chief Financial Officer
Date: November 8, 2006		(Principal Financial and Accounting Officer)

CRESCENT FINANCE COMPANY
(Registrant)

	By	/s/ John C. Goff
John C. Goff
Date: November 8, 2006		Sole Director and Chief Executive Officer

	By	/s/ Jerry R. Crenshaw, Jr
Jerry R. Crenshaw, Jr.
Managing Director and Chief Financial Officer
Date: November 8, 2006		(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.01	Fourth Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of April 28, 2006 (filed as Exhibit No. 10.01 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 of Crescent Real Estate Equities Company (the Company) and incorporated herein by reference)

3.02	Certificate of Incorporation of Crescent Finance Company (filed as Exhibit No. 3.02 to the Registration Statement on Form S-4 (File No. 333-89194) of the Registrants and incorporated herein by reference)

3.03	Bylaws of Crescent Finance Company, as amended (filed as Exhibit No. 3.03 to the Form 10-Q for the quarter ended March 31, 2005 of the Registrants and incorporated herein by reference)

4.01	Restated Declaration of Trust of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.01 to the Company’s Current Report on Form 8-K filed April 25, 2002 and incorporated herein by reference)

4.02	Fourth Amended and Restated Bylaws of Crescent Real Estate Equities Company (filed as Exhibit No. 3.02 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

*4	Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrants by this filing agree, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrants

31.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)