Form 10-K/A
period 2006-12-31
CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP; CRESCENT FINANCE CO
filed 2007-05-02
CIK 1010958, 1174272

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

     This Amendment No. 2 to the Form 10-K of Crescent Real Estate Equities Limited Partnership and Crescent Finance Company for the year ended December 31, 2006 is amending the Registrants’ Form 10-K to correct certain typographical errors in Item 14. Principal Accountant Fees and Services of Part III of Amendment No. 1 to the Registrant’s Form 10-K filed on April 30, 2007.

Item 14. Principal Accountant Fees and Services
     During fiscal years 2006 and 2005, we retained Ernst & Young LLP to provide services in the following categories and amounts:

	Fiscal Year 2006		Fiscal Year 2005
Audit Fees(1)	$3,639,600	(3)	$3,678,000
Audit Related Fees	0		0
Tax Fees (2)	947,325		675,775
All Other Fees	0		0

Total	$4,586,925		$4,353,775

(1)	Audit fees include the audit of our annual financial statements, review of our quarterly financial statements, audit of management’s assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, comfort letters and work performed in connection with SEC offerings and other filings.

(2)	Tax fees include tax consultation and federal and state tax compliance.

(3)	Excludes fees associated with the year-end audit that are not yet finalized, and are expected to be approximately $200,000 to $300,000.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2007.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP (Registrant)

By:	CRESCENT REAL ESTATE EQUITIES, LTD., Its General Partner

By	/s/ John C. Goff
John C. Goff
Sole Director and Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2007.

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
* Management contract or compensatory plan or arrangement.